Form 10-Q
period 1994-03-26
VALMONT INDUSTRIES INC
filed 1994-05-06
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q




                        QUARTERLY REPORT



               Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

          For the quarterly period ended March 26, 1994

                  Commission File Number 0-3701



                    VALMONT INDUSTRIES, INC.



      Incorporated under the laws of the State of Delaware

        I.R.S. Employer Identification Number 47-0351813

                     Valley, Nebraska  68064

Registrant's telephone number, including area code (402) 359-2201








Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety
days.  Yes__X__    No_____

As of May 2, 1994 there were outstanding 11,578,292 common shares of the registrant.








                             Page 1
            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets
         (Dollars in thousands except per share amounts)
                           (Unaudited)
                                           March 26, December 25,
                                              1994      1993
                                            -------   -------
ASSETS
- - -----------------------------------------
Current assets:
  Cash and cash equivalents               $  10,035    14,018
  Receivables, net                           75,859    70,159
  Deferred income taxes                       8,119     9,740
  Inventories                                64,881    69,913
  Prepaid expenses                            2,034     1,942
                                            -------   -------
    Total current assets                    160,928   165,772
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,261       261
  Other                                       4,702     7,785
                                            -------   -------
    Total other assets                        7,963     8,046
                                            -------   -------
Net property, plant and equipment            72,821    72,831
                                            -------   -------
Total assets                              $ 241,712   246,649
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------------
Current liabilities:
  Accounts and notes payable              $  43,371    42,404
  Other current liabilities                  32,948    41,063
                                            -------   -------
    Total current liabilities                76,319    83,467
                                            -------   -------
Deferred income taxes                         8,091     8,593

Long-term debt, excl. current installments   38,354    38,419

Minority interest in consolidated
  subsidiaries                                  528       536

Other noncurrent liabilities                  2,349     2,242

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 12,000,000 shares                 12,000    12,000
  Additional paid-in capital                  1,612     1,101
  Retained earnings                         102,027    99,880
  Currency translation adjustment               556       557
                                            -------   -------
Less:                                       116,195   113,538
  Cost of common shares in treasury--
    427,041 in 1994 (463,602 in 1993)            27        29
    Unearned restricted stock                    97       117
                                            -------   -------
    Total shareholders' equity              116,071   113,392
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 241,712   246,649
                                            =======   =======

                               Page 2
            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Operations
         (Dollars in thousands except per share amounts)
                           (Unaudited)
                                          Thirteen Weeks Ended
                                          --------------------
                                           March 26,  March 27,
                                             1994       1993
                                           -------    -------
Net sales                                 $111,185    106,909
Cost of sales                               86,828     81,567
                                           -------    -------
  Gross profit                              24,357     25,342

Selling, general and administrative
  expenses                                  18,669     19,624
                                           -------    -------
  Operating income                           5,688      5,718
                                           -------    -------
Other income (deductions):
  Interest expense                          (1,312)    (1,674)
  Interest income                              108        163
  Miscellaneous                                331         53
                                           -------    -------
                                              (873)    (1,458)
                                           -------    -------
Earnings before income taxes,
  discontinued operations and
  cumulative effect of accounting change     4,815      4,260
                                           -------    -------
Income tax expense (benefit):
  Current                                      421      1,505
  Deferred                                   1,381        (46)
                                           -------    -------
                                             1,802      1,459
                                           -------    -------
Earnings from continuing operations          3,013      2,801

Earnings from discontinued operations,
  net of tax                                    --        687

Cumulative effect of accounting change          --     (4,910)
                                           -------    -------
  Net earnings (loss)                     $  3,013     (1,422)
                                           =======    =======
Earnings (loss) per share:
  Continuing operations                   $   0.26       0.24
  Discontinued operations                       --       0.06
  Cumulative effect of accounting change        --      (0.42)
                                           -------    -------
  Net earnings (loss)                     $   0.26      (0.12)
                                           =======    =======
Cash dividends per share                  $  0.075      0.065
                                           =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)    11,681     11,751
                                           =======    =======




                             Page 3


            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

         Condensed Consolidated Statements of Cash Flows
                     (Dollars in thousands)
                           (Unaudited)


                                           Thirteen Weeks Ended
                                           --------------------
                                           March 26,  March 27,
                                             1994       1993
                                           -------    -------
Net cash used by operations               $   (649)   (14,945)
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment   (4,661)    (2,372)
  Additions to other assets                   (365)      (563)
  Proceeds from sale of property and
    equipment, net                           2,523        659
  Other, net                                     6        154
                                           -------    -------
    Net cash used in investment activities  (2,497)    (2,122)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term agreements   (76)     5,719
  Principal payments and retirement of
    long-term obligations                     (237)      (554)
  Dividends paid                              (865)      (743)
  Proceeds from exercise of employee
    stock plans                                385        550
  Purchase of common treasury shares           (44)      (211)
                                           -------    -------
    Net cash provided by (used in)
      financing activities                    (837)     4,761
                                           -------    -------
  Net decrease in cash and cash equivalents (3,983)   (12,306)

  Cash and cash equivalents--beginning of
    period                                  14,018     12,747
                                           -------    -------
  Cash and cash equivalents--end of period $10,035        441
                                           =======    =======


















                             Page 4

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                     (Dollars in thousands)
                           (Unaudited)

1.   Condensed Consolidated Financial Statements

     The Condensed Consolidated Balance Sheet as of March 26, 1994 and the Condensed Consolidated Statements of Operations for the thirteen week period ended March 26, 1994 and March 27, 1993 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 26, 1994 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1993 Annual Report to shareholders. The results of operations for the period ended March 26, 1994 are not necessarily indicative of the operating results for the full year.

2.   Inventories

     Approximately 83% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at the lower of first-in first-out (FIFO) cost or market (net realizable) value.

3.   Cash Flows

     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $1,067 and $1,149 for the thirteen week periods ended March 26, 1994 and March 27, 1993, respectively. Income taxes paid, net of refunds for the thirteen week period ended March 26, 1994, were $353; and, for the thirteen week period ended March 27, 1993 income tax refunds exceeded payments by $560.

4.   Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from dilutive stock options.



                             Page 5
            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
                               of
          Financial Condition and Results of Operations

Results of Operations

For the first quarter of 1994, net sales of $111.2 million were 4% higher than the $106.9 million recorded in the same period of 1993. Sales of Irrigation products increased in the first quarter of 1994 versus the same period in 1993 as a result of strong demand in the North American market. This demand was driven by water conservation and environmental awareness as customers converted to center pivot and linear move irrigation from less efficient methods. Stable farm income, favorable commodity prices and low interest rates have also added to demand. Sales to international markets for the first quarter were about the same as for the like period a year ago.

The Industrial Products segment recorded lower overall sales, primarily as a result of the 1993 sale and closing of the steel reinforcing bar operations and divestiture of the cathodic protection operation. In the Industrial Products segment, the North American pole and tubing operations posted higher first quarter 1994 sales versus 1993. European sales declined due to slow economic conditions in that region. The ballast business reflected lower sales in the first quarter of 1994 compared to the first quarter of 1993 due to lower market prices as the result of excess inventory positions by industry manufacturers and distributors.

Gross profit as a percent of sales was 21.9% and 23.7% for the first thirteen weeks of 1994 and 1993, respectively. The decrease in 1994's gross profit percentage primarily results from the lower market prices experienced in the ballast business and reduced prices on irrigation orders taken in the last quarter of 1993 but shipped in early 1994.

Selling, general and administrative (SG&A) expenses were $18.7 million in the first quarter of 1994 compared to $19.6 million in the first quarter of 1993. SG&A declined because of the 1993 sale and closing of the steel reinforcing bar operations and divestiture of the cathodic protection operation, as well as the Company's continuing emphasis on an appropriate SG&A cost structure for the volumes attained.

For the first thirteen weeks of 1994 and 1993, interest expense was $1.3 million and $1.7 million, respectively. The decrease in 1994 results primarily from lower debt levels.

The effective income tax rates for the first quarters of 1994 and 1993 were 37.4% and 34.3%, respectively, which approximates the expected statutory rate for the periods.

As a result of the aforementioned operating factors and general business conditions, earnings from continuing operations increased to $3.0 million in the first quarter of 1994 from $2.8 million realized in the first quarter of 1993. Earnings per share from continuing operations were $0.26 and $0.24 for the first quarters of 1994 and 1993, respectively.


                             Page 6
            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
                               of
    Financial Condition and Results of Operations (Continued)


For the first quarter of 1993, Valmont reported earnings from discontinued operations of $0.7 million or $0.06 per share, and a cumulative effect of accounting change which decreased net earnings by $4.9 million or $0.42 per share. Discontinued operations occurred as a result of the Company's May 1993 sale of all of its investment in Inacom Corp. The cumulative effect of accounting change resulted from the Company's adoption of Statement of Financial Accounting Standards No. 109.

For the reasons described above, Valmont's net earnings in the first quarter of 1994 were $3.0 million or $0.26 per share compared to a net loss in the first quarter of 1993 of $1.4 million or $0.12 per share.

Liquidity and Capital Resources

Net working capital at March 26, 1994 amounted to $84.6 million compared to $82.3 million at December 25, 1993. The ratio of current assets to current liabilities was 2.1:1 at March 26, 1994 compared to 2.0:1 at December 25, 1993.

Expenditures for property, plant and equipment for the thirteen week period ended March 26, 1994 were approximately $4.7 million, while depreciation of property, plant & equipment was $2.3 million.

Available lines of credit total $56 million of which approximately $53 million was unused at March 26, 1994. Long-term debt was 26.1% of total capitalization at March 26, 1994 versus 26.5% at December 25, 1993. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed.

Overall, the Company believes the cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy 1994 capital expenditures, dividends and other financial commitments.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Valmont's annual shareholders' meeting was held on April 18, 1994. The shareholders voted on the election of three directors and a proposal to ratify the appointment of KPMG Peat Marwick as independent accountants for fiscal 1994. For the annual meeting there were 11,558,723 shares outstanding and eligible to vote. The tabulation for each matter voted upon at the meeting was as follows:

      Election of Directors:
                                                        Broker
                                 For       Withheld    Non-Vote

       Robert B. Daugherty    9,696,734     10,890      36,301
       Allen F. Jacobson      9,677,534     30,090      36,301
       Robert G. Wallace      9,696,734     10,890      36,301

      Proposal to ratify the appointment of KPMG Peat Marwick as independent accountants for fiscal 1994:

                    For                 9,674,804
                    Against                 8,632
                    Withheld               24,204
                    Broker Non-vote        36,301

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

                 (None)

     B.   Reports on Form 8-K

          The Company filed no reports on Form 8-K during the past fiscal quarter.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the Undersigned hereunto duly authorized.



                                   VALMONT INDUSTRIES, INC.


                               By /s/Terry J. McClain
                                  -------------------
                                     Terry J. McClain
                                     Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)


Dated this  __6TH__  day of May, 1994.