Form 10-Q
period 1994-06-25
VALMONT INDUSTRIES INC
filed 1994-08-05
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q




                           QUARTERLY REPORT



                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

             For the quarterly period ended June 25, 1994

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

As of August 1, 1994 there were outstanding 11,571,892 common shares of the registrant.







                                Page 1

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
            (Dollars in thousands except per share amounts)
                              (Unaudited)
                                            June 25, December 25,
ASSETS                                       1994       1993
- - -----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  25,784    14,018
  Receivables, net                           67,178    70,159
  Deferred income taxes                       7,620     9,740
  Inventories                                59,305    69,913

  Prepaid expenses                            1,634     1,942
                                            -------   -------
    Total current assets                    161,521   165,772
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,288       261
  Other                                       4,456     7,785
                                            -------   -------
    Total other assets                        7,744     8,046
                                            -------   -------
Net property, plant and equipment            77,612    72,831
                                            -------   -------
Total assets                              $ 246,877   246,649
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------------
Current liabilities:
  Accounts and notes payable              $  41,052    42,404
  Other current liabilities                  36,075    41,063
                                            -------   -------
    Total current liabilities                77,127    83,467
                                            -------   -------
Deferred income taxes                         7,631     8,593

Long-term debt, excl. current installments   38,681    38,419

Minority interest in consolidated
  subsidiaries                                  450       536

Other noncurrent liabilities                  2,442     2,242

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 12,000,000 shares                 12,000    12,000
  Additional paid-in capital                  1,828     1,101
  Retained earnings                         105,480    99,880
  Currency translation adjustment             1,355       557
                                            -------   -------
Less:                                       120,663   113,538
  Cost of common shares in treasury--
    414,708 in 1994 (463,602 in 1993)            26        29
    Unearned restricted stock                    91       117
                                            -------   -------
    Total shareholders' equity              120,546   113,392
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 246,877   246,649
                                            =======   =======

                               Page 2

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Operations
            (Dollars in thousands except per share amounts)
                              (Unaudited)


                                        Thirteen Weeks Ended  Twenty-six Weeks Ended
                                        --------------------  ----------------------
                                         June 25,   June 26,   June 25,   June 26,
                                           1994       1993       1994       1993
                                         -------    -------    -------    -------
Net sales                               $121,967    115,979    233,152    222,888
Cost of sales                             94,393     89,469    181,221    171,036
                                         -------    -------    -------    -------
  Gross profit                            27,574     26,510     51,931     51,852

Selling, general and administrative
  expenses                                19,580     19,567     38,249     39,191
                                         -------    -------    -------    -------
  Operating income                         7,994      6,943     13,682     12,661
                                         -------    -------    -------    -------
Other income (deductions):
  Interest expense                        (1,263)    (1,467)    (2,575)    (3,141)
  Interest income                            142        168        250        331
  Miscellaneous                                3        249        334        302
                                         -------    -------    -------    -------
                                          (1,118)    (1,050)    (1,991)    (2,508)
                                         -------    -------    -------    -------
Earnings before income taxes,
  discontinued operations and
  cumulative effect of accounting change   6,876      5,893     11,691     10,153
                                         -------    -------    -------    -------
Income tax expense:
  Current                                  2,371        976      2,792      2,481
  Deferred                                   182      1,087      1,563      1,041
                                         -------    -------    -------    -------
                                           2,553      2,063      4,355      3,522
                                         -------    -------    -------    -------
Earnings from continuing operations        4,323      3,830      7,336      6,631

Earnings from discontinued operations,
  net of tax                                  --      4,283         --      4,970

Cumulative effect of accounting change        --         --         --     (4,910)
                                         -------    -------    -------    -------
  Net earnings                          $  4,323      8,113      7,336      6,691
                                         =======    =======    =======    =======
Earnings (loss) per share:
  Continuing operations                 $   0.37       0.33       0.63       0.57
  Discontinued operations                     --       0.36         --       0.42
  Cumulative effect of accounting change      --         --         --      (0.42)
                                         -------    -------    -------    -------
  Net earnings                          $   0.37       0.69       0.63       0.57
                                         =======    =======    =======    =======
Cash dividends per share                $  0.075      0.075      0.150      0.140
                                         =======    =======    =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)  11,673     11,716     11,678     11,733
                                         =======    =======    =======    =======


               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)


                                          Twenty-six Weeks Ended
                                           --------------------
                                           June 25,   June 26,
                                             1994       1993
                                           -------    -------
Net cash provided (used) by operations    $ 22,146     (6,763)
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (10,824)    (5,887)
  Proceeds from sale of Inacom                  --     47,557
  Additions to other assets                   (379)      (801)
  Proceeds from sale, net of gain,
    of property and equipment                2,501      1,893
  Other, net                                   177        604
                                           -------    -------
    Net cash provided by (used in)
      investment activities                 (8,525)    43,366
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term agreements  (141)    (1,419)
  Principal payments and retirement of
    long-term obligations                     (389)   (21,247)
  Dividends paid                            (1,732)    (1,489)
  Proceeds from exercise of employee
    stock plans                                451        740
  Purchase of common treasury shares           (44)      (356)
                                           -------    -------
    Net cash used in financing activities   (1,855)   (23,771)
                                           -------    -------
  Net increase in cash and cash equivalents 11,766     12,832

  Cash and cash equivalents--beginning of
    period                                  14,018     12,747
                                           -------    -------
  Cash and cash equivalents--end of period $25,784     25,579
                                           =======    =======

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                        (Dollars in thousands)
                              (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of June 25, 1994 and the Condensed Consolidated Statements of Operations for the thirteen week and twenty-six week periods ended June 25, 1994 and June 26, 1993 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 25, 1994 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1993 Annual Report to shareholders. The results of operations for the period ended June 25, 1994 are not necessarily indicative of the operating results for the full year.

2.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,025 and $2,698 for the twenty-six week periods ended June 25, 1994 and June 26, 1993, respectively. Income taxes paid, net of refunds, were $129 and $1,792 for the twenty-six week periods ended June 25, 1994 and June 26, 1993, respectively.

3.   Earnings Per Share
     ------------------
     Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from dilutive stock options.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations

Results of Operations
- - ---------------------
For the second quarter of 1994 net sales were $122.0 million, an increase of 5% over the $116.0 million for the same period last year. Net sales for this year's first half were $233.2 million versus $222.9 million in the same period last year. Sales of Irrigation products increased in the second quarter and first half of 1994 versus the same periods in 1993 as a result of strong demand in the North American market. This demand was driven by water conservation, good commodity prices and relatively low interest rates. Sales to international markets for the second quarter and first half of 1994 were about the same as a year ago as declining shipments to Saudi Arabia were offset by orders from other parts of the world.

The Industrial Products segment recorded lower overall sales, primarily from the ballast business and as a result of the 1993 sale and closing of the steel reinforcing bar operations and divestiture of the cathodic protection operation. For the second quarter and first half, net sales in the North American pole and tubing operations increased in 1994 versus the same periods in 1993. European pole sales declined due to slow economic conditions in that region. The ballast business reflected lower sales in the second quarter and first half of 1994 compared to the same periods in 1993 due to lower market prices as the result of excess inventory positions by industry manufacturers and distributors.

Gross profit as a percent of sales was 22.6% and 22.9% for the second quarter of 1994 and 1993, respectively. Year-to-date gross profit was 22.3% compared to 23.3% for 1994 and 1993, respectively. The decrease in 1994's gross profit percentages primarily results from the lower market prices experienced in the ballast business and reduced prices on irrigation orders taken in the last quarter of 1993 but shipped in early 1994.

Selling, general and administrative (SG&A) expenses were $19.6 million for second quarter of 1994 and 1993; and, as a percent of sales, SG&A expenses for both respective quarters was 16.1% and 16.9%. SG&A expenses for the first half of 1994 and 1993 were $38.2 million and $39.2 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 16.4% for 1994 and 17.6% for 1993. SG&A expenses through the first half of 1994 declined because of the 1993 sale and closing of the steel reinforcing bar operations and divestiture of the cathodic protection operation.

For the second quarter of 1994 and 1993, interest expense was $1.3 million and $1.5 million, respectively. For the first half of 1994 and 1993, interest expense was $2.6 million and $3.1 million, respectively. The decrease in 1994 results primarily from lower debt levels.

The effective income tax rates for the first half of 1994 and 1993 were 37.3% and 34.7%, respectively, which do not vary significantly from the expected statutory rate for the periods.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations (Continued)

As a result of the aforementioned operating factors and general business conditions, earnings from continuing operations increased to $7.3 million in the first half of 1994 from $6.6 million in the same period in 1993. For the second quarter, earnings from continuing operations were $4.3 million in 1994 versus $3.8 million in 1993. Earnings per share from continuing operations were $0.63 and $0.57 for the first half of 1994 and 1993, respectively and $0.37 and $0.33 for the second quarter of 1994 and 1993, respectively.

During the second quarter of 1993 Valmont sold its investment in Inacom Corp. in an underwritten public offering. As a result of this transaction a net gain from discontinued operation of $4.3 million or $0.36 per share was realized in the second quarter of 1993. Valmont's share of Inacom's 1993 net earnings of $0.7 million or $0.08 per share, when combined with the gain from sale of this investment, amounted to $5.0 million or $0.42 per share for the six month period of 1993.

Effective with the beginning of Valmont's 1993 fiscal year, the Company adopted SFAS Statement No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change decreased 1993 net earnings by $4.9 million or $0.42 per share.

For the reasons described in the two preceding paragraphs, Valmont's net earnings differed from its earnings from continuing operations for the periods presented. Valmont's net earnings were $7.3 million or $0.63 per share in the first half of 1994 versus $6.7 million or $0.57 in the first half of 1993. For the second quarter of 1994, net earnings were $4.3 million or $0.37 per share compared to $8.1 million or $0.69 per share.

Liquidity and Capital Resources
- - -------------------------------
Net working capital at June 25, 1994 amounted to $84.4 million compared to $82.3 million at December 25, 1993. The ratio of current assets to current liabilities was 2.1:1 at June 25, 1994 compared to 2.0:1 at December 25, 1993.

Expenditures for property, plant and equipment for the twenty-six week period ended June 25, 1994 were approximately $10.8 million, while depreciation of property, plant & equipment was $4.7 million.

Available lines of credit total $56 million of which approximately $53 million was unused at June 25, 1994. Long-term debt was 25.7% of total capitalization at June 25, 1994 versus 26.5% at December 25, 1993. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed. In 1993, the proceeds from the sale of Valmont's investment in Inacom Corp. were used to reduce debt and invest in cash equivalents and working capital.

Overall, the Company believes the cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy 1994 capital expenditures, dividends and other financial commitments.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Valmont's annual shareholders' meeting was held on April 18, 1994. Information concerning matters voted on at the meeting was included in Valmont's 10-Q Report for the quarter ended March 26, 1994.

Item 5.   OTHER INFORMATION
          -----------------

          On June 28, 1994, the Company issued a press release announcing that the Board of Directors has authorized the Company to repurchase up to 575,000 shares of its outstanding common stock to be added to treasury stock and used for stock options, incentive plans and other corporate purposes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A.   Exhibits
          --------

          (None)

     B.   Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the past fiscal quarter.


Signatures
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the Undersigned hereunto duly authorized.



                                   VALMONT INDUSTRIES, INC.

                                By /s/Terry J. McClain
                                   _______________________
                                    Terry J. McClain
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


Dated this  __5th__  day of August, 1994.