Form 10-Q
period 1994-09-24
VALMONT INDUSTRIES INC
filed 1994-10-18
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q




                           QUARTERLY REPORT



                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

           For the quarterly period ended September 24, 1994

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

As of October 17, 1994 there were outstanding 11,543,426 common shares of the registrant.






                                Page 1


               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
            (Dollars in thousands except per share amounts)
                              (Unaudited)
                                        September 24, December 25,
ASSETS                                       1994        1993
- - -----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  29,728    14,018
  Receivables, net                           73,069    70,159
  Deferred income taxes                       7,667     9,740
  Inventories                                55,586    69,913
  Prepaid expenses                            1,020     1,942
                                            -------   -------
    Total current assets                    167,070   165,772
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,288       261
  Other                                       4,669     7,785
                                            -------   -------
    Total other assets                        7,957     8,046
                                            -------   -------
Net property, plant and equipment            80,722    72,831
                                            -------   -------
Total assets                              $ 255,749   246,649
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------------
Current liabilities:
  Accounts and notes payable              $  47,176    42,404
  Other current liabilities                  35,520    41,063
                                            -------   -------
    Total current liabilities                82,696    83,467
                                            -------   -------
Deferred income taxes                         8,963     8,593

Long-term debt, excl. current installments   37,598    38,419

Minority interest in consolidated
  subsidiaries                                  463       536

Other noncurrent liabilities                  2,539     2,242

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 12,000,000 shares                 12,000    12,000
  Additional paid-in capital                  1,829     1,101
  Retained earnings                         108,473    99,880
  Currency translation adjustment             1,960       557
                                            -------   -------
Less:                                       124,262   113,538
  Cost of common shares in treasury--
    456,574 in 1994 (463,602 in 1993)           686        29
    Unearned restricted stock                    86       117
                                            -------   -------
    Total shareholders' equity              123,490   113,392
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 255,749   246,649
                                            =======   =======

                               Page 2

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Operations
            (Dollars in thousands except per share amounts)
                              (Unaudited)


                                        Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                        --------------------          -----------------------
                                        September 24,  September 25,  September 24,  September 25,
                                           1994           1993           1994           1993
                                         -------        -------        -------        -------
Net sales                               $109,852        107,212        343,004        330,100
Cost of sales                             83,593         83,174        264,814        254,210
                                         -------        -------        -------        -------
  Gross profit                            26,259         24,038         78,190         75,890
Selling, general and administrative
  expenses                                19,965         18,467         58,214         57,658
                                         -------        -------        -------        -------
  Operating income                         6,294          5,571         19,976         18,232
                                         -------        -------        -------        -------
Other income (deductions):
  Interest expense                        (1,306)        (1,270)        (3,881)        (4,411)
  Interest income                            189            220            439            551
  Miscellaneous,
    including sale of property               859           (370)         1,193            (68)
                                         -------        -------        -------        -------
                                            (258)        (1,420)        (2,249)        (3,928)
                                         -------        -------        -------        -------
Earnings before income taxes,
  discontinued operations and
  cumulative effect of accounting change   6,036          4,151         17,727         14,304
                                         -------        -------        -------        -------
Income tax expense:
  Current                                  2,853          1,105          5,645          3,586
  Deferred                                  (675)           373            888          1,414
                                         -------        -------        -------        -------
                                           2,178          1,478          6,533          5,000
                                         -------        -------        -------        -------
Earnings from continuing operations        3,858          2,673         11,194          9,304

Earnings (loss) from
  discontinued operations, net of tax         --           (333)            --          4,637

Cumulative effect of accounting change        --             --             --         (4,910)
                                         -------        -------        -------        -------
  Net earnings                          $  3,858          2,340         11,194          9,031
                                         =======        =======        =======        =======
Earnings (loss) per share:
  Continuing operations                 $   0.33           0.23           0.96           0.80
  Discontinued operations                     --          (0.03)            --           0.39
  Cumulative effect of accounting change      --             --             --          (0.42)
                                         -------        -------        -------        -------
  Net earnings                          $   0.33           0.20           0.96           0.77
                                         =======        =======        =======        =======
Cash dividends per share                $  0.075          0.075          0.225          0.215
                                         =======        =======        =======        =======
Weighted average number of shares of
  common stock outstanding (000 omitted)  11,664         11,643         11,673         11,671
                                         =======        =======        =======        =======


               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)


                                            Thirty-nine Weeks Ended
                                          ---------------------------
                                          September 24,  September 25,
                                               1994          1993
                                             -------       -------
Net cash provided (used) by operations      $ 32,521       (15,856)
                                             -------       -------
Cash flows from investment activities:
  Purchase of property, plant & equipment    (15,502)      (10,091)
  Proceeds from sale of Inacom                    --        47,557
  Additions to other assets                     (389)       (1,067)
  Proceeds from sale, net of gain,
    of property and equipment                  2,564         2,243
  Other, net                                     243           357
                                             -------       -------
    Net cash provided by (used in)
      investment activities                  (13,084)       38,999
                                             -------       -------
Cash flows from financing activities:
  Net borrowings under short-term agreements    (829)       (1,825)
  Proceeds from long-term borrowings           2,251            --
  Principal payments and retirement of
    long-term obligations                     (2,297)      (21,441)
  Dividends paid                              (2,601)       (2,351)
  Proceeds from exercise of employee
    stock plans                                  465           917
  Purchase of common treasury shares            (716)         (525)
                                             -------       -------
    Net cash used in financing activities     (3,727)      (25,225)
                                             -------       -------
  Net increase (decrease) in
    cash and cash equivalents                 15,710        (2,082)

  Cash and cash equivalents--beginning of
    period                                    14,018        12,747
                                             -------       -------
  Cash and cash equivalents--end of period   $29,728        10,665
                                             =======       =======

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                        (Dollars in thousands)
                              (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of September 24, 1994 and the Condensed Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended September 24, 1994 and September 25, 1993 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 24, 1994 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1993 Annual Report to shareholders. The results of operations for the period ended September 24, 1994 are not necessarily indicative of the operating results for the full year.

2.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $3,050 and $3,718 for the thirty-nine week periods ended September 24, 1994 and September 25, 1993, respectively. Income taxes paid, net of refunds, were $1,832 and $12,780 for the thirty-nine week periods ended September 24, 1994 and September 25, 1993, respectively.

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

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations

Results of Operations
- - ---------------------
For the third quarter of 1994 net sales were $109.9 million, an increase of 3% over the $107.2 million for the same period last year. Net sales for the first three quarters of 1994 were $343.0 million versus $330.1 million in the same period last year. Sales of Irrigation products increased in the third quarter and the year-to-date 1994 versus the same periods in 1993 as a result of strong demand in the North American market. This demand was driven by increased net farm income, relatively low interest rates and an increased emphasis on water conservation and environmental awareness. Sales to international markets for the third quarter and first three quarters of 1994 declined mainly from the reduction of sales to the Saudi Arabian market and the absence in 1994 of a large project shipped in the third quarter of 1993. Irrigation's international sales are geographically diverse and management does not expect the significant decrease in sales to Saudi Arabia to have a material adverse effect on this segment's results.

Sales in the Industrial Products segment increased in the third quarter of 1994 compared to the same period in 1993. Year-to-date 1994, the Industrial Products segment recorded lower overall sales, primarily from reduced volume in the ballast business and as a result of the 1993 sale and closing of the steel reinforcing bar operations and divestiture of the cathodic protection operation. For the third quarter and first three quarters, net sales in the North American pole and tubing operations increased in 1994 versus the same periods in 1993. As economic conditions improved, European pole sales increased in the third quarter of 1994 compared to the same period in 1993. Year-to-date European sales in 1994 were comparable to the levels attained in 1993. The ballast business reflected lower sales in the third quarter and first three quarters of 1994 compared to the same periods in 1993 due to excess inventory positions by industry manufacturers and distributors earlier in the year and the resultant lower market prices.

Gross profit as a percent of sales was 23.9% and 22.4% for the third quarter of 1994 and 1993, respectively. Year-to-date gross profit was 22.8% compared to 23.0% for 1994 and 1993, respectively. The third quarter 1994 gross profit increased in the ballast and pole and tubing businesses compared to the same period in 1993 due to improvements in operations. The decrease in 1994's year-to-date gross profit percentages results primarily from lower market prices experienced in the ballast business and reduced prices on irrigation orders taken in the last quarter of 1993 but shipped in early 1994.

Selling, general and administrative (SG&A) expenses were $20.0 million for third quarter of 1994 and $18.5 million for the same period of 1993; and, as a percent of sales, SG&A expenses for the respective quarters were 18.2% and 17.2%. SG&A expenses for the first three quarters of 1994 and 1993 were $58.2 million and $57.7 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 17.0% for 1994 and 17.5% for 1993. SG&A expenses increased in 1994 primarily due to the growth in sales volume as well as expenditures to enhance the long-term performance of the Company.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations (Continued)


For both the third quarter of 1994 and 1993, interest expense was $1.3 million. Year-to-date, interest expense was $3.9 million and $4.4 million in 1994 and 1993, respectively. The decrease in 1994 results primarily from lower debt levels.

The effective income tax rates for the first three quarters of 1994 and 1993 were 36.9% and 35.0%, respectively, which do not vary significantly from the expected statutory rate for the periods.

The miscellaneous caption of other income (deductions) in the condensed consolidated statements of operations contains gains and losses which are of an unusual or infrequent nature. In the third quarter and year-to-date 1994 miscellaneous income of $0.9 million and $1.2 million, respectively, substantially exceeded the amounts from the comparable periods of 1993 and resulted primarily from a gain on disposal of an excess property.

As a result of the aforementioned operating factors and general business conditions, earnings from continuing operations increased to $11.2 million in the first thirty-nine weeks of 1994 from $9.0 million in the same period in 1993. For the third quarter, earnings from continuing operations were $3.9 million in 1994 versus $2.7 million in 1993. Earnings per share from continuing operations were $0.96 and $0.80 for the first thirty-nine weeks of 1994 and 1993, respectively and $0.33 and $0.23 for the third quarter of 1994 and 1993, respectively.

In May 1993 Valmont sold its investment in Inacom Corp. in an underwritten public offering. As a result of this transaction a net gain from discontinued operation of $3.9 million or $0.33 per share was realized. Valmont's share of Inacom's 1993 net earnings of $0.7 million or $0.06 per share, when combined with the gain from sale of this investment, amounted to $4.6 million or $0.39 per share for the nine month period of 1993.

Effective with the beginning of Valmont's 1993 fiscal year, the Company adopted SFAS Statement No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change decreased 1993 net earnings by $4.9 million or $0.42 per share.

For the reasons described in the two preceding paragraphs, Valmont's net earnings for 1993 differed from its earnings from continuing operations for the periods presented. Valmont's net earnings were $11.2 million or $0.96 per share for the first three quarters of 1994 versus $9.0 million or $0.77 during the same period of 1993. For the third quarter of 1994, net earnings were $3.9 million or $0.33 per share compared to $2.3 million or $0.20 per share.

Liquidity and Capital Resources
- - -------------------------------
Net working capital at September 24, 1994 amounted to $84.4 million compared to $82.3 million at December 25, 1993. The ratio of current assets to current liabilities was 2.0:1 at September 24, 1994 and at December 25, 1993.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations (Continued)


Expenditures for property, plant and equipment for the thirty-nine week period ended September 24, 1994 were approximately $15.5 million, while depreciation of property, plant & equipment was $7.0 million.

Available lines of credit total $50 million of which approximately $47 million was unused at September 24, 1994. Long-term debt was 25.4% of total capitalization at September 24, 1994 versus 26.5% at December 25, 1993. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed. In 1993, the proceeds from the sale of Valmont's investment in Inacom Corp. were used to reduce debt and invest in cash equivalents and working capital.

Overall, the Company believes the cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy 1994 capital expenditures, dividends and other financial commitments.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A.   Exhibits
          --------

          10.1 - Valmont Industries, Inc. 1994 Incentive Bonus Plan

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

Dated this  __18th__  day of October, 1994.