Form 10-Q/A
period 1994-09-24
VALMONT INDUSTRIES INC
filed 1994-12-13
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q/A




                     AMENDMENT TO QUARTERLY REPORT



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

The registrant filed its 10-Q for the quarter ended September 24, 1994 on October 18, 1994. This amendment is being filed for the purpose of adding Exhibit 27.

                                Page 1


               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A.   Exhibits
          --------

          10.1* - Valmont Industries, Inc. 1994 Incentive Bonus Plan

          * (Previously filed.)

          27    - Financial Data Schedule

     B.   Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the past fiscal quarter.


Signatures
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf and by the undersigned hereunto duly authorized.



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

Dated this  __13th__  day of December, 1994.














                                Page 2