Form 10-K
VALMONT INDUSTRIES INC
filed 1995-03-27
CIK 102729

SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C.  20549

			       Form 10-K

	    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

		For the Fiscal Year Ended December 31, 1994

			Commission File No. 0-3701

			 Valmont Industries, Inc.
			 ------------------------
	    (Exact Name of Registrant as Specified in its Charter)

	 Delaware                                        47-0351813
	 --------                                        ----------
(State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)              Number)

	Valley, Nebraska                                    68064
	----------------                                    -----
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Phone Number, Including Area Code:  (402) 359-2201

	 Securities Registered Pursuant to Section 12(g) of the Act:

		  Valmont Industries, Inc. Common Stock
		  -------------------------------------
	$1.00 Par Value - Traded NASDAQ Stock Market (Symbol VALM)
	----------------------------------------------------------
			     (Title of Class)
			     ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past ninety days.   Yes  X    No
							    ---     ---
At March 3, 1995 there were outstanding 11,545,385 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 3, 1995 was $141,420,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

		    Documents Incorporated by Reference
		    -----------------------------------
Portions of the Company's annual report to shareholders for the fiscal year ended December 31, 1994 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of stockholders to be held on April 18, 1995 (the "Proxy Statement") are incorporated by reference in Part III.
							Page 1 of 96
								  --
					     Index to Exhibits, Page 13
								     --
				    PART I
				    ------
Item 1.  Business.
	 ---------
	 (a)      General Description of Business

	 Valmont Industries, Inc., a Delaware Corporation, (together with its subsidiaries the "Company") is engaged in industrial products and irrigation products businesses. The Industrial Products segment involves the manufacture and distribution of engineered metal structures and lighting ballasts. The Irrigation Products segment involves the manufacture and distribution of agricultural irrigation equipment and related products. The description of Valmont's businesses set forth on pages 4 through 11 of the Company's Annual Report is incorporated herein by reference.

	The Company entered the Irrigation Products market in 1953 from its manufacturing location in Valley, Nebraska. The Industrial Products segment began producing and marketing engineered metal structures as a result of manufacturing support efforts for the irrigation business.

	Valmont has grown internally and by acquisition. Valmont has also divested certain businesses. Valmont's acquisitions include (i) an expansion into the French steel and aluminum structures market in 1989 with the acquisition of Sermeto, (ii) the acquisition in 1991 of Valmont Nederland (formerly Nolte Mastenfabriek B.V.), a Dutch manufacturer of steel poles structures, (iii) the acquisition in 1991 of an 80% interest in Lampadaires Feralux, Inc., a Canadian producer of aluminum pole structures, and (iv) the acquisition in 1994 of the assets of Energy Steel Corporation of Tulsa, Oklahoma, a manufacturer of utility products. Divestitures include (i) the sale in 1994 of the assets of Good-All Electric, Inc., a Colorado producer of cathodic protection rectifiers, (ii) the 1993 sale of its investment in Inacom Corp., a national microcomputer reseller business initially established as a division of the Company, (iii) the 1993 exit of the steel reinforcing bar business, and (iv) the 1989 divestiture of the Gate City Steel service center business.

	(b)    Industry Segments

	The Company classifies its operations into two business segments:

	Industrial Products - The manufacture and distribution of engineered metal structures and lighting ballasts.

	Irrigation Products - manufacture and distribution of agricultural irrigation equipment and related products.

	The amounts of revenues, operating income (together with a reconciliation to consolidated earnings before taxes and minority interest) and identifiable assets attributable to each segment for each of the last three years are set forth on pages 27 and 28 of the Annual Report and incorporated herein by reference.

	(c)    Narrative Description of Business

	Principal Products Produced and Services Rendered.
	--------------------------------------------------
	The information called for by this item is hereby incorporated by reference to pages 4 through 11 in the Company's Annual Report.
									  2

	Suppliers and Availability of Raw Materials.
	--------------------------------------------
	Hot rolled steel coil and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for the Industrial Products and Irrigation Products segments. These essential items are purchased from steel mills and steel service centers and are readily available. In addition to steel, key elements of the ballast manufacturing process are copper and aluminum wire. These items are obtained from wire mills and are also readily available. It is not likely that key raw materials would be unavailable for extended periods.

	Patents, Licenses, Franchises and Concessions.
	----------------------------------------------
	Valmont has a number of patents for its irrigation and ballast designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse affect on the financial condition of the Company.

	Seasonal Factors in Business.
	-----------------------------
	Sales in the Company's irrigation segment can be somewhat seasonal based upon the agricultural growing season.

	Customers.
	----------
	The Company is not dependent for a material part of its business upon a single customer, or upon very few customers, the loss of any one of which would have a material adverse effect on the financial condition of the Company.

	Backlog.
	--------
	The backlog of orders for the principal products manufactured and marketed was approximately $96.3 million at the end of the 1994 fiscal year and $82.6 million at the close of 1993. It is anticipated that most of the backlog of orders will be filled during fiscal year 1995. At year end, the backlog by segment was as follows (dollar amounts in millions):

				  Dec. 31,          Dec. 25,
				   1994               1993
				 ---------         ---------
	Industrial Products        $73.0              59.4
	Irrigation Products         23.3              23.2
				 ---------         ---------
				   $96.3              82.6
				 =========         =========

	The Company begins 1995 with an order backlog that is more than 16% higher than at the beginning of fiscal 1994. The metal structures and lighting ballast backlogs at the beginning of 1995 account for all of the backlog increase over the beginning of 1994, while the irrigation products segment's beginning backlog is approximately equal to the that of 1994.

	Competitive Conditions.
	-----------------------
	In the Industrial Products segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting, utility and communication industries; the Company delivers a broad line of custom steel tubing products and manufactures and distributes lighting ballasts. The Irrigation Products segment involves the manufacture and distribution of mechanized irrigation equipment for both the U.S. and international
									3

markets. The Company believes it is the world's leading manufacturer of mechanized irrigation systems. The key competitive strategy used by the Company in each segment is one of high quality and service.

	Research Activities.
	--------------------
	The information called for by this item is hereby incorporated by reference to the following captioned paragraph (at the page indicated) in the Company's Annual Report:
						       Page In
							Annual
	Paragraph Caption in Annual Report              Report
	----------------------------------              ------
	RESEARCH AND DEVELOPMENT                          27

	Environmental Disclosure.
	-------------------------
	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although the Company continues to incur expenses and to make capital expenditures related to environmental protection, it does not anticipate that future expenditures will materially impact the financial condition of the Company.

	Number of Employees.
	--------------------
	At December 31, 1994, the number of employees was 3,754.

	Financial Information about Foreign Operations and Export Sales.
	----------------------------------------------------------------
	Valmont's international sales activity encompasses approximately seventy foreign countries. The information called for by this item is hereby incorporated by reference to the following captioned heading (at the page indicated) in the Company's Annual Report:
						       Page In
							Annual
	Paragraph Caption in Annual Report              Report
	----------------------------------              ------
	SUMMARY BY GEOGRAPHICAL AREA                      28

Item 2. Properties.
	-----------
	The Company's primary plant and offices are located on a 352 acre site near Valley, Nebraska, which is approximately twenty miles west of Omaha, Nebraska. Of the total acres noted above, 336 are owned in fee.
The other 16 acres are leased on a yearly basis from the Union Pacific Railroad Company, which serves the Company's primary plant, and which is entitled to terminate the lease on a one-year notice in the event that the land is required for railroad operations. The Valley, Nebraska location is used in common as the primary facilities by Irrigation Products and certain Industrial Products administrative and operating personnel. The Industrial Products segment's other significant properties are three locations in France and two locations for Valmont Electric. Valmont
Electric leases plant and office facilities in El Paso, Texas under long-term agreement. Valmont Electric also owns a plant and office facilities in Juarez, Mexico which are located on land held in trust under a long-term agreement. In addition, the Company operates other facilities as set forth on page 12 of the Company's Annual Report, which information is incorporated herein by reference.

Item 3. Pending Legal Proceedings.
	--------------------------
	The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial condition.

									 4

Item 4. Submission of Matters to a Vote of Security Holders.
	----------------------------------------------------
	Not applicable.

Executive Officers of the Company
---------------------------------
The executive officers of the Company, their ages, positions held, and the business experience of each during the past five years are, as follows:

	Robert B. Daugherty, Age 73, Chairman of the Board and
	Director of the Company continuously since March, 1947.

	Mogens C. Bay, Age 46, President and Chief Executive Officer of the Company since August, 1993 and Director of the Company since October, 1993. From 1991 to August, 1993 served as President and Chief Operating Officer of the Irrigation Division of the Company. Prior to 1991 served as President and General Manager of the International Division of the Company.

	Gary L. Cavey, Age 46, President, North American Operations Industrial and Construction Products since July, 1994. From 1985 to July, 1994 served as Vice President Marketing of Industrial and Construction Products.

	Vincent T. Corso, Age 47, Vice President - Operations since June, 1994. Previously served as Vice President - Corporate Manufacturing, Emerson Electric from 1992 and Vice President of Operations for Appleton Electric (a wholly owned subsidiary of Emerson Electric) from 1987.

	Thomas P. Egan, Jr., Age 46, Vice President, Corporate Counsel and Secretary of the Company since 1984.

	Joseph M. Goecke, Age 57, President and Chief Operating Officer - Valmont Irrigation since August 1993. Vice President - Operations of the Irrigation Division since 1991. Prior to 1991 served as President and General Manager of the Domestic Irrigation Division of the Company.

	Lewis P. Hays, Age 53, President and Chief Operating Officer, Industrial and Construction Products since 1985.

	Terry J. McClain, Age 47, Vice President and Chief Financial Officer of the Company since January, 1994. Vice President-Finance and Accounting of the Irrigation Division since 1990.

	E. Robert Meaney, Age 47, President and Chief Operating Officer - Valmont International since February, 1994. Previously served as President Directeur General, Continental Can France, S.A. from 1989 and General Manager Finance & Planning - International from 1986.

	Howard G. Sachs, Age 52, President and Chief Operating Officer - Valmont Electric, Inc. since October, 1993. Previously served Honeywell Keyboard Division from 1987, and as Vice President and General Manager from 1991 and Director of Manufacturing from 1988.

	Brian C. Stanley, Age 52, Vice President - Investor Relations and Controller of the Company since January, 1994. Vice President and Treasurer of the Company since 1990.

	Tom L. Whalen, Age 47, Vice President, Human Resources of the
	Company since 1982.
									5

				   PART II
				   -------
Item 5. Market for the Registrant's Common Stock and Related Stockholder
	----------------------------------------------------------------
	Matters.
	--------
Item 6. Selected Financial Data.
	------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and
	---------------------------------------------------------------
	Results of Operations.
	----------------------
	The information called for by items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:

							    Page(s) In
							      Annual
       Item     Caption in Annual Report                      Report
       ----     ------------------------                      ------
	 5      Stock Trading                                   33
	 5      Stock Market Price and Dividends Declared       29
	 5      Approximate Number of Shareholders            14 - 15
	 5&6    Selected Eleven Year Financial Data           14 - 15
	 7      Management's Discussion and Analysis          16 - 19

Item 8. Financial Statements and Supplementary Data.
	--------------------------------------------
	 The financial statements called for by this item is hereby incorporated by reference to the Company's Annual Report as set forth on pages 20 through 28, together with the independent auditors' report on page
30. The supplemental quarterly financial information is incorporated herein by reference to page 29 of the Company's Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure.
	-----------------------------------------------------
	None

				     PART III
				     --------
Item    10.  Directors and Executive Officers of the Registrant.
	     ---------------------------------------------------
Item    11.  Executive Compensation.
	     -----------------------
Item    12.  Security Ownership of Certain Beneficial Owners and Management.
	     ---------------------------------------------------------------
Item    13.  Certain Relationships and Related Transactions.
	     -----------------------------------------------
	     Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is hereby incorporated by reference to pages 4 through 10 of the Company's Proxy Statement.

				     PART IV
				     -------
Item    14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	     ----------------------------------------------------------------
	     (a) (1) (2)    Financial Statements.  See index to financial
statement schedules on page F-2.
	     (a) (3)        Exhibits.  See exhibit index, incorporated herein
by reference.
	     (b) Reports on Form 8-K. The Company did not file a report on Form 8-K during the last quarter of the period covered by this report.
									6



			   VALMONT INDUSTRIES, INC.
			       AND SUBSIDIARIES

		   Financial Statement Schedules Supporting
	       Consolidated Financial Statements for Inclusion
			 in Annual Report (Form 10-K)
		     December 31, 1994, December 25, 1993
			    and December 26, 1992
		 (With Independent Auditors' Report Thereon)

								       7

PEAT MARWICK LLP (letterhead)
Two Central Park Plaza
Suite 1501
Omaha, NE 68102

233 South 13th Street, Suite 1600
Lincoln, NE 68508-2041






			 INDEPENDENT AUDITORS' REPORT
			 ----------------------------
The Board of Directors and Shareholders
Valmont Industries, Inc.:
Under date of February 16, 1995, we reported on the consolidated balance sheets of Valmont Industries, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary notes and financial statement schedules as listed in the accompanying index. These supplementary notes and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary notes and financial statement schedules based on our audits.

In our opinion, such supplementary notes and financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Company adopted the provisions of the Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal 1993.

					       KPMG PEAT MARWICK LLP

Omaha, Nebraska
February 16, 1995
				F-1
									8

		 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of Valmont Industries, Inc. and subsidiaries have been incorporated by reference to pages 20 to 30 of the Company's Annual Report to Shareholders for the year ended December
31, 1994:

 Independent Auditors' Report

 Consolidated Balance Sheets - December 31, 1994 and December 25, 1993

 Consolidated Statements of Operations - Three-Year Period Ended
 December 31, 1994

 Consolidated Statements of Shareholders' Equity - Three-Year Period Ended December 31, 1994

 Consolidated Statements of Cash Flows - Three-Year Period Ended
 December 31, 1994

 Notes to Consolidated Financial Statements - Three-Year Period
 Ended December 31, 1994

								     Page
Financial  Statement Schedules Supporting
Consolidated Financial Statements

 SCHEDULE II  -   Valuation and Qualifying Accounts                   F-3

 SCHEDULE XI  -   Statement Re:  Computation of Per Share Earnings    F-4

All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.  Separate financial statements of the
Registrant have been omitted because the Registrant meets the requirements which permit omission.
                             F-2                								     9

							     Schedule II
							     -----------
	       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

		   Valuation and Qualifying Accounts

			(Dollars in thousands)

					      Balance at     Charged to     Deductions     Balance at
					      beginning      profit and        from           close
					      of period         loss         reserves*     of period
					      ---------         ----         --------      ---------
Fifty-three weeks ended December 31, 1994-
 Reserve deducted in balance sheet from
  the asset to which it applies-
    Allowance for doubtful receivables          $2,605           908            715           2,798
						 =====         =====          =====           =====
Fifty-two weeks ended December 25, 1993 -
 Reserve deducted in balance sheet from
  the asset to which it applies -
   Allowance for doubtful receivables           $3,070         1,043          1,508           2,605
						 =====         =====          =====           =====
Fifty-two weeks ended December 26, 1992 -
 Reserve deducted in balance sheet from
  the asset to which it applies -
  Allowance for doubtful receivables            $3,804           674          1,408           3,070
						 =====         =====          =====           =====

*The deductions from reserves are net of recoveries.

				      F-3
								       10


								 Schedule XI
								 -----------
		  VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	      Statement Re:  Computation of Per Share Earnings

	      (Dollars in thousands, except per share amounts)

					  1994            1993           1992
					  ----            ----           ----
Net earnings                             $16,119          4,993         13,212
					  ======         ======         ======
Average number of shares outstanding:
   Primary                            11,665,004     11,670,299     11,582,855
   Fully diluted                      11,678,950     11,694,828     11,659,184

Earnings per share:
   Primary                                 $1.38           0.43           1.14
   Fully diluted                            1.38           0.43           1.13


Earnings per share are determined by dividing net earnings by the weighted number of shares outstanding and equivalent common shares from dilutive stock options.


				  F-4
								       11

				  SIGNATURES
	The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 24th day of March, 1995.
				Valmont Industries, Inc.
				    /s/ Mogens C. Bay
				By ___________________________
					Mogens C. Bay
					Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Valmont Industries, Inc. and in the capacities indicated on the dates indicated.

/s/Mogens C. Bay                                           3/24/95
__________________________      Director, President and    __________
Mogens C. Bay                   Chief Executive Officer       Date
				(Principal Executive
				Officer)

/s/Terry C. McClain                                        3/24/95
__________________________      Vice President and         __________
Terry J. McClain                Chief Financial Officer       Date
				(Principal Financial
				Officer)

/s/Brian C. Stanley                                        3/24/95
__________________________      Vice President - Investor  __________
Brian C. Stanley                Relations & Controller        Date
				(Principal Accounting
				Officer)

Robert B. Daugherty*                              John E. Jones*
Charles M. Harper*                                Thomas F. Madison*
Allen F. Jacobson*                                Walter Scott, Jr.*
Lloyd P. Johnson*                                 Robert G. Wallace*

	*Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of March, 1995. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

				/s/Mogens C. Bay
				By ___________________________
				   Mogens C. Bay
				   Attorney-in-Fact

								     12
			INDEX TO EXHIBITS

		This Exhibit Index relates to exhibits filed as a part of this Report. Numbers are assigned to exhibits in accordance with Item 601 of Regulation S-K. Page numbers relate to the pages in the sequential numbering system where the exhibits can be found (for those exhibits which are not incorporated by reference).

Exhibit 3(a) - The Company's Certificate of Incorporation, as amended..Page 14

Exhibit 3(b) - The Company's By-Laws, as amended.  This document
	       was filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 and is incorporated herein by reference.

Exhibit 10(a) - The Company's 1983 Stock Option Plan.  This document
		was filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 and is incorporated herein by reference.

Exhibit 10(b) - The Company's 1988 Stock Plan and Amendments.  This
		document was filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 and is incorporated herein by reference.

Exhibit 10(c) - Valmont Industries, Inc. 1994 Incentive Bonus Plan.
		This document was filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994 and is incorporated herein by reference.

Exhibit 11 - Statement re:  Computation of Per Share Earnings
	     included as Schedule XI of the Consolidated Supporting
	     Schedules herein.

Exhibit 13 - The Company's Annual Report to Shareholders
	     for its fiscal year ended December 31, 1994......................Page 56

Exhibit 18 - Letter re:  Change in Accounting Principle................Page 92

Exhibit 21 - Subsidiaries of the Company...............................Page 93

Exhibit 23 - Consent of KPMG Peat Marwick..............................Page 94

Exhibit 24 - Power of Attorney.........................................Page 95

Exhibit 27 - Financial Data Schedule...................................Page 96

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10(a), 10(b) and 10(c).
								      13