Form 10-Q
period 1995-04-01
VALMONT INDUSTRIES INC
filed 1995-05-09
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q




                        QUARTERLY REPORT



               Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

          For the quarterly period ended April 1, 1995

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

As of April 30, 1995 there were outstanding 11,553,919 common shares of the registrant.








                             Page 1

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
         (Dollars in thousands except per share amounts)
                           (Unaudited)
                                           April 1, December 31,
ASSETS                                       1995       1994
- -----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  20,482    29,582
  Receivables, net                           77,513    73,185
  Deferred income taxes                       7,472     7,149
  Inventories                                66,383    59,221
  Prepaid expenses                            1,468     1,867
                                            -------   -------
    Total current assets                    173,318   171,004
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates     991       991
  Other                                       7,339     7,796
                                            -------   -------
    Total other assets                        8,330     8,787
                                            -------   -------
Net property, plant and equipment            90,080    86,383
                                            -------   -------
Total assets                              $ 271,728   266,174
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------
Current liabilities:
  Accounts and notes payable              $  44,864    42,519
  Other current liabilities                  45,731    47,570
                                            -------   -------
    Total current liabilities                90,595    90,089
                                            -------   -------
Deferred income taxes                        11,546     9,990

Long-term debt, excl. current installments   34,092    35,489

Minority interest in consolidated
  subsidiaries                                  521       501

Other noncurrent liabilities                  2,645     2,638

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 12,000,000 shares                 12,000    12,000
  Additional paid-in capital                  1,664     1,664
  Retained earnings                         116,428   112,532
  Currency translation adjustment             2,955     2,001
                                            -------   -------
Less:                                       133,047   128,197
  Cost of common shares in treasury--
    454,281 in 1995 (427,041 in 1994)           641       648
    Unearned restricted stock                    77        82
                                            -------   -------
    Total shareholders' equity              132,329   127,467
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 271,728   266,174
                               Page 2       =======   =======

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
         (Dollars in thousands except per share amounts)
                           (Unaudited)
                                          Thirteen Weeks Ended
                                          --------------------
                                           April 1,  March 26,
                                             1995       1994
                                           -------    -------
Net sales                                 $133,658    111,185
Cost of sales                              102,041     86,828
                                           -------    -------
  Gross profit                              31,617     24,357

Selling, general and administrative
  expenses                                  23,032     18,669
                                           -------    -------
  Operating income                           8,585      5,688
                                           -------    -------
Other income (deductions):
  Interest expense                          (1,085)    (1,312)
  Interest income                              156        108
  Miscellaneous                               (244)       331
                                           -------    -------
                                            (1,173)      (873)
                                           -------    -------
Earnings before income taxes                 7,412      4,815
                                           -------    -------
Income tax expense:
  Current                                    1,625        421
  Deferred                                   1,025      1,381
                                           -------    -------
                                             2,650      1,802
                                           -------    -------
  Net earnings                            $  4,762      3,013
                                           =======    =======
Net earnings per share                    $   0.41       0.26
                                           =======    =======
Cash dividends per share                  $  0.075      0.075
                                           =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)    11,679     11,681
                                           =======    =======




















                             Page 3

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                     (Dollars in thousands)
                           (Unaudited)

                                           Thirteen Weeks Ended
                                           --------------------
                                             April 1,   March 27,
                                               1995       1994
                                             -------    -------
Net cash used by operations                 $   (972)      (649)
                                             -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment     (5,518)    (4,661)
  Additions to other assets                      (86)      (365)
  Proceeds from sale of property and
    equipment, net                                 3      2,523
  Other, net                                     375          6
                                             -------    -------
    Net cash used in investment activities    (5,226)    (2,497)
                                             -------    -------
Cash flows from financing activities:
  Net borrowings under short-term agreements     (59)       (76)
  Principal payments and retirement of
    long-term obligations                     (1,982)      (237)
  Dividends paid                                (866)      (865)
  Proceeds from exercise of employee
    stock plans                                    5        385
  Purchase of common treasury shares               -        (44)
                                             -------    -------
    Net cash used in financing activities     (2,902)      (837)
                                             -------    -------
  Net decrease in cash and cash equivalents   (9,100)    (3,983)

  Cash and cash equivalents--beginning of
    period                                    29,582     14,018
                                             -------    -------
  Cash and cash equivalents--end of period   $20,482     10,035
                                             =======    =======

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                     (Dollars in thousands)
                           (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of April 1, 1995 and the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 1, 1995 and March 26, 1994 have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at April 1, 1995 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to shareholders. The results of operations for the period ended April 1, 1995 are not necessarily indicative of the operating results for the full year.

2.   Inventories
     -----------
     Approximately 49% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at the lower of first-in first-out (FIFO) cost or market (net realizable) value.

3.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $914 and $1,067 for the thirteen week periods ended April 1, 1995 and March 26, 1994, respectively. Income tax refunds exceeded payments by $116 and $353 for the thirteen week periods ended April 1, 1995 and March 26, 1994, respectively.

4.   Earnings Per Share
     ------------------
     Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from dilutive stock options.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
                               of
          Financial Condition and Results of Operations

Results of Operations
- ---------------------
For the first quarter of 1995 net sales were $133.7 million, an increase of 20% over the $111.2 million reported for the same period of 1994. Sales in the Irrigation Products business increased in the first quarter of 1995 versus the same period in 1994 as a result of strong demand in the North American market. This demand was driven by water conservation as customers continued to convert to center pivot and linear move irrigation from less efficient methods. Sales to international markets for the first quarter were above sales levels for the like period a year ago.

In the Engineered Metal Structures businesses, both the North American and European pole and tubing operations posted higher first quarter 1995 sales versus 1994. Sales of lighting ballasts for the first quarter were about the same as the like period in 1994.

Gross profit as a percent of sales was 23.7% and 21.9% for the first quarters of 1995 and 1994, respectively. The increase in 1995's gross profit percentage primarily resulted from the ballast business reporting a substantial increase for the quarter versus last year due to reduced costs. Irrigation Products gross profit as a percentage of sales also increased for the first quarter. The Engineered Metal Structures businesses gross profit percentage decreased in the first quarter of 1995 versus 1994 due to lower margins on certain transmission pole orders.

Selling, general and administrative (SG&A) expenses were $23.0 million in the first quarter of 1995 compared to $18.7 million in the first quarter of 1994. As a percent of gross profit, SG&A expenses for the respective quarters were 72.8% and 76.6%. Increased sales commissions and incentives and investments in future business developments, contributed to the increases during the first quarter of 1995 versus 1994.

For the first thirteen weeks of 1995 and 1994, interest expense was $1.1 million and $1.3 million, respectively. The decrease in 1995 results primarily from lower debt levels.

The effective income tax rates for the first quarters of 1995 and 1994 were 35.8% and 37.4%, respectively. The decrease was due to nontaxable interest income and foreign sales corporation tax benefits being greater in 1995.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $4.8 million in the first quarter of 1995 from $3.0 million in the first quarter of 1994. Earnings per share were $0.41 and $0.26 for the first quarters of 1995 and 1994, respectively.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis
                               of
    Financial Condition and Results of Operations (Continued)


Liquidity and Capital Resources
- -------------------------------
Net working capital of $82.7 million compared to net working capital of $80.9 million at December 31, 1994. The ratio of current assets to current liabilities was 1.9:1 at both April 1, 1995 and December 31, 1994.

Expenditures for property, plant and equipment for the thirteen week period ended April 1, 1995 were approximately $5.5 million, while depreciation of property, plant and equipment was $2.9 million. The major investment in the first quarter was the new plant facility in Utah. Expenditures were also made to expand the Texas plant and to begin construction of a China facility due for completion by year's end. These expenditures were made to expand market penetration and keep equipment and facilities modern.

Available lines of credit at April 1, 1995 totaled $48 million of which approximately $45 million was unused. Long-term debt was 22.5% of total capitalization at April 1, 1995 versus 23.9% at December 31, 1994. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed. However, occasionally business conditions or opportunities may warrant being temporarily outside this range. The Company is below the lower limit of the range due to the divestiture of Inacom Corp. in 1993 and subsequent long-term debt payments.

The Company believes cash flow from operations, existing credit facilities and capital structure now in place will be adequate to satisfy 1995 capital expenditures, dividends and other financial commitments.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

      Valmont's annual shareholders' meeting was held on April 18, 1995. The shareholders voted to elect three directors and to ratify the appointment of KPMG Peat Marwick LLP as independent accountants for fiscal 1995. For the annual meeting there were 11,545,385 shares outstanding and eligible to vote of which 10,599,524 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

      Election of Directors:
                                                        Broker
                                 For       Withheld    Non-vote
                                 ---       ---------   --------

       Charles M. Harper      10,589,176    10,348        -0-
       Lloyd P.Johnson        10,588,652    10,872        -0-
       Thomas F. Madison      10,590,052     9,472        -0-

      Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent accountants for fiscal 1995:

                    For                  10,580,220
                    Against                  10,027
                    Withheld                  9,277
                    Broker Non-vote             -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A.   Exhibits
          --------

                   None

     B.   Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the past fiscal quarter.

            VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


Signatures
- ----------

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


Dated this  __8TH__  day of May, 1995.