Form 10-Q
period 1995-07-01
VALMONT INDUSTRIES INC
filed 1995-08-01
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q




                           QUARTERLY REPORT



                  Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

              For the quarterly period ended July 1, 1995

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

As of August 1, 1995 there were outstanding 11,554,546 common shares of the registrant.






                                Page 1
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
            (Dollars in thousands except per share amounts)
                              (Unaudited)
                                            July 1, December 31,
ASSETS                                       1995       1994
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  18,631    29,582
  Receivables, net                           78,427    73,185
  Deferred income taxes                       7,189     7,149
  Inventories                                66,663    59,221
  Prepaid expenses                            1,695     1,867
                                            -------   -------
    Total current assets                    172,605   171,004
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates     991       991
  Other                                       7,362     7,796
                                            -------   -------
    Total other assets                        8,353     8,787
                                            -------   -------
Net property, plant and equipment            99,197    86,383
                                            -------   -------
Total assets                              $ 280,155   266,174
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Accounts and notes payable              $  43,409    42,519
  Other current liabilities                  47,416    47,570
                                            -------   -------
    Total current liabilities                90,825    90,089
                                            -------   -------
Deferred income taxes                        11,479     9,990

Long-term debt, excl. current installments   34,458    35,489

Minority interest in consolidated
  subsidiaries                                2,127       501

Other noncurrent liabilities                  2,745     2,638

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 12,000,000 shares                 12,000    12,000
  Additional paid-in capital                  1,749     1,664
  Retained earnings                         121,427   112,532
  Currency translation adjustment             3,916     2,001
                                            -------   -------
Less:                                       139,092   128,197
  Cost of common shares in treasury--
    445,454 in 1995 (454,745 in 1994)           500       648
    Unearned restricted stock                    71        82
                                            -------   -------
    Total shareholders' equity              138,521   127,467
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 280,155   266,174
                               Page 2       =======   =======
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Operations (Dollars in thousands except per share amounts)
                              (Unaudited)


                                        Thirteen Weeks Ended  Twenty-
six Weeks Ended
                                        --------------------  --------
--------------
                                          July 1,   June 25,   July 1,
                               June 25,
                                           1995       1994       1995
1994
                                         -------    -------    -------
-------
Net sales                               $124,640    121,967    258,298
233,152
Cost of sales                             92,879     94,393    194,920
181,221
                                         -------    -------    -------
-------
  Gross profit                            31,761     27,574     63,378
51,931

Selling, general and administrative
  expenses                                21,826     19,580     44,858
38,249
                                         -------    -------    -------
-------
  Operating income                         9,935      7,994     18,520
13,682
                                         -------    -------    -------
-------
Other income (deductions):
  Interest expense                        (1,041)    (1,263)
(2,126)    (2,575)
  Interest income                            119        142        275
250
  Miscellaneous                               50          3
(194)       334
                                         -------    -------    -------
-------
                                            (872)    (1,118)
(2,045)    (1,991)
                                         -------    -------    -------
-------
Earnings before income taxes               9,063      6,876     16,475
11,691
                                         -------    -------    -------
-------
Income tax expense:
  Current                                  2,971      2,371      4,596
2,792
  Deferred                                   226        182      1,251
1,563
                                         -------    -------    -------
-------
                                           3,197      2,553      5,847
4,355
                                         -------    -------    -------
-------
  Net earnings                          $  5,866      4,323     10,628
7,336
                                         =======    =======    =======
=======
  Net earnings per share                $   0.50       0.37       0.91
0.63
                                         =======    =======    =======
=======
Cash dividends per share                $  0.075      0.075      0.150
0.150
                                         =======    =======    =======
=======
Weighted average number of shares of
  common stock outstanding (000 omitted)  11,759     11,673     11,721
11,678
                                         =======    =======    =======
=======





















                                Page 3

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                        (Dollars in thousands)
                              (Unaudited)


                                          Twenty-six Weeks Ended
                                           --------------------
                                           July 1,   June 25,
                                             1995       1994
                                           -------    -------
Net cash provided (used) by operations    $  7,038     22,146
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (16,618)   (10,824)
  Additions to other assets                   (146)      (379)
  Proceeds from investments by minority
    shareholders                             1,594         --
  Proceeds from sale, net of gain,
    of property and equipment                  120      2,501
  Other, net                                   654        177
                                           -------    -------
    Net cash used in
      investment activities                (14,396)    (8,525)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term agreements   313       (141)
  Principal payments and retirement of
    long-term obligations                   (2,204)      (389)
  Dividends paid                            (1,732)    (1,732)
  Proceeds from exercise of employee
    stock plans                                 30        451
  Purchase of common treasury shares            --        (44)
                                           -------    -------
    Net cash used in financing activities   (3,593)    (1,855)
                                           -------    -------
  Net increase (decrease)in cash and
    cash equivalents                       (10,951)    11,766

  Cash and cash equivalents--beginning of
    period                                  29,582     14,018
                                           -------    -------
  Cash and cash equivalents--end of period $18,631     25,784
                                           =======    =======

















                                Page 4

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                        (Dollars in thousands)
                              (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of July 1, 1995 and the Condensed Consolidated Statements of Operations for the thirteen week and twenty-six week periods ended July 1, 1995 and June 25, 1994 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at July 1, 1995 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to shareholders. The results of operations for the periods ended July 1, 1995 are not necessarily indicative of the operating results for the full year.

2.   Inventories
     -----------
     Approximately 56% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at the lower of first-in first-out (FIFO) cost or market (net realizable) value.

3.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $1,734 and $2,025 for the twenty-six week periods ended July 1, 1995 and June 25, 1994, respectively. Income taxes paid, net of refunds, were $1,014 and $129 for the twenty-six week periods ended July 1, 1995 and June 25, 1994, respectively.

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








                                Page 5
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations

Results of Operations
---------------------
For the second quarter of 1995 net sales were $124.6 million versus $122.0 million for the same period last year. Net sales for this year's first half were $258.3 million, an increase of 11% over the $233.2 million in the same period last year. Sales in the Irrigation Products Segment decreased in the second quarter but remained approximately the same for the first half of 1995 versus the same period in 1994. The decrease in 1995's second quarter sales was the result of a wet spring in a large part of the market area, reduced buying due to uncertainty over farm legislation and the threat of higher interest rates. Sales to international markets for both the second quarter and first half of 1995 were above those levels for 1994.

Sales in the Industrial Products Segment rose substantially, primarily on strong volume from European based manufacturing operations and continued growing demand for poles and towers for the communication industry. For the second quarter and first half, net sales in the North American pole and tubing operations increased in 1995 versus the same periods in 1994. The ballast business reflected level sales in the second quarter and first half of 1995 compared to the same periods in 1994.

Gross profit as a percent of sales was 25.5% and 22.6% for the second quarter of 1995 and 1994, respectively. Year-to-date gross profit was 24.5% compared to 22.3% for 1994. The increase in 1995's gross profit percentages primarily results from the ballast business reporting a substantial improvement due to reduced costs and the European pole operations recovering from the economic downturns of a year ago.

Selling, general and administrative (SG&A) expenses were $21.8 million and $19.6 million for second quarters of 1995 and 1994, respectively; and, as a percent of sales, SG&A expenses for both respective quarters were 17.1% and 16.1%. SG&A expenses for the first half of 1995 and 1994 were $44.9 million and $38.2 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 17.4% for 1995 and 16.4% for 1994. The increase in SG&A expenses are due to higher sales commissions and incentives and investments in future business development both domestically and abroad.

For the second quarter of 1995 and 1994, interest expense was $1.0 million and $1.3 million, respectively. For the first half of 1995 and 1994, interest expense was $2.1 million and $2.6 million, respectively. The decreases in 1995 result primarily from lower debt levels.

The effective income tax rates for the first half of 1995 and 1994 were 35.5% and 37.3%, respectively, which do not vary significantly from the expected statutory rate for the periods. Increased tax exempt interest income and larger tax benefits from the use of a foreign sales corporation have caused the decrease in the rate.





                                Page 6
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 Management's Discussion and Analysis
                                  of
             Financial Condition and Results of Operations (Continued)

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $10.6 million in the first half of 1995 from $7.3 million in the same period in 1994. For the second quarter, net earnings were $5.9 million in 1995 versus $4.3 million in 1994. Net earnings per share were $0.91 and $0.63 for the first half of 1995 and 1994, respectively and $0.50 and $0.37 for the second quarter of 1995 and 1994, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at July 1, 1995 was $81.8 million compared to $80.9 million at December 31, 1994. The ratio of current assets to current liabilities was 1.9:1 at both July 1, 1995 and December 31, 1994.

Expenditures for property, plant and equipment for the twenty-six week period ended July 1, 1995 were approximately $16.6 million, while depreciation of property, plant & equipment was $5.8 million. The major investments during the first six months are the China facility under construction, the move to a new Utah facility, expansion of the Texas light pole plant and capacity improvements at the Valley site.

Available lines of credit total $55 million of which approximately $53 million was unused at July 1, 1995. Long-term debt was 21.8% of total capitalization at July 1, 1995 versus 23.9% at December 31, 1994. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed. The Company is below the lower limit of the range due to the disposal of Inacom Corp. in 1993 and the subsequent payment on long-term debt.

The Company believes the cash flow from operations, existing credit facilities and capital structure now in place will be adequate to satisfy 1995 capital expenditures, dividends and other financial commitments.





















                                Page 7

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Valmont's annual shareholders' meeting was held on April 18, 1995. Information concerning matters voted on at the meeting was included in Valmont's 10-Q Report for the quarter ended April 1, 1995.

Item 5.   OTHER INFORMATION
          -----------------

          On July 9, 1995, the Company entered into an agreement to merge Microflect Company Inc. of Salem, Oregon, into Valmont Industries, Inc. Terms of the agreement provide that Valmont will exchange 1.95 million shares of its common stock for all the outstanding capital stock of Microflect. Currently, Valmont has 11.6 million common shares out-standing. The transaction will be accounted for as a pooling of interests. Closing of the transaction occurred on July 31, 1995.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A.   Exhibits
          --------
            None

     B.   Reports on Form 8-K
          -------------------

          The Company filed a report on Form 8-K dated July 9, 1995 relating to the agreement to acquire Microflect Company Inc.
The 8-K included as an exhibit the Agreement of merger.

Signatures
----------

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

Dated this  __1st__  day of August, 1995.

                                Page 8