Form 10-Q
period 1995-09-30
VALMONT INDUSTRIES INC
filed 1995-11-07
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




   For the Third Quarter Ended          Commission File Number
       September 30, 1995                       0-3701





                       VALMONT INDUSTRIES, INC.

                        Valley, Nebraska  68064
                     Telephone Number 402-359-2201



            Delaware                          47-0351813
    (State of Incorporation)        (I.R.S. Employer Identification
                                                 No.)












Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
Yes__X__    No_____



As of October 31, 1995 there were outstanding 13,511,720 common shares of the registrant.









               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                          INDEX TO FORM 10-Q
                          ------------------


PART I.  FINANCIAL INFORMATION                         Page No.
------------------------------                         --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the three
   and nine months ended September 30, 1995 and
   September 24, 1994                                     2

   Consolidated Balance Sheets as of September 30,
   1995 and December 31, 1994                             3

   Consolidated Statement of Cash Flows for the
   nine months ended September 30, 1995 and
   September 24, 1994                                     4

   Notes to Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    7-8



PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                 9


SIGNATURES                                                9
----------






















                                Page 1
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                    PART I.  FINANCIAL INFORMATION

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except per share amounts)
                              (Unaudited)

                                         Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                         --------------------        -----------------------
                                       September 30, September 24,   September 30, September 24,
                                            1995         1994            1995         1994
                                         -------       -------          -------      -------
Net sales                               $128,269       118,500          403,910      364,827
Cost of sales                             93,170        89,081          298,986      278,560
                                         -------       -------          -------      -------
  Gross profit                            35,099        29,419          104,924       86,267

  Selling, general and administrative
    expenses                              26,715        21,790           75,224       63,091
                                         -------       -------          -------      -------
  Operating income                         8,384         7,629           29,700       23,176
                                         -------       -------          -------      -------
  Other income (deductions):
    Interest expense                      (1,034)       (1,318)          (3,215)      (3,926)
    Interest income                          238           189              513          439
  Miscellaneous,
    including sale of property               367           930              217        1,278
                                         -------       -------          -------      -------
                                            (429)         (199)          (2,485)      (2,209)
                                         -------       -------          -------      -------
  Earnings before income taxes             7,955         7,430           27,215       20,967
                                         -------       -------          -------      -------
  Income tax expense:
    Current                                3,936         3,447            9,622        6,957
    Deferred                              (1,252)         (664)             (63)         887
                                         -------       -------          -------      -------
                                           2,684         2,783            9,559        7,844
                                         -------       -------          -------      -------
  Net Earnings                          $  5,271         4,647           17,656       13,123
                                         =======       =======          =======      =======
  Net Earnings per share                $   0.38          0.34             1.29         0.96
                                         =======       =======          =======      =======
  Cash dividends per share              $  0.075         0.075            0.225        0.225
                                         =======       =======          =======      =======
  Weighted average number of shares of
    common and common equivalent shares
    outstanding (000 omitted)             13,752        13,614           13,700       13,623
                                         =======       =======          =======      =======











See accompanying notes to consolidated financial statements.




                                Page 2
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except per share amounts)
                              (Unaudited)
                                        September 30, December 31,
ASSETS                                       1995        1994
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  16,878    30,128
  Receivables, net                           85,714    78,160
  Deferred income taxes                       7,633     7,363
  Inventories                                73,576    66,031
  Prepaid expenses                            2,386     1,894
                                            -------   -------
    Total current assets                    186,187   183,576
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   1,300       991
  Other                                       7,129     9,675
                                            -------   -------
    Total other assets                        8,429    10,666
                                            -------   -------
    Net property, plant and equipment       108,870    89,201
                                            -------   -------
    Total assets                          $ 303,486   283,443
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Accounts and notes payable              $  44,526    46,198
  Other current liabilities                  57,342    49,100
                                            -------   -------
    Total current liabilities               101,868    95,298
                                            -------   -------

Deferred income taxes                        10,638    10,243
Long-term debt, excl. current installments 32,626 35,489 Minority interest in consolidated
  subsidiaries                                2,141       501
Other noncurrent liabilities                  2,853     4,330

Shareholders' equity:
  Preferred stock of $1 par value.
    Authorized 500,000 shares; none issued       --        --
  Common stock of $1 par value.
    Authorized 36,000,000 shares;
    issued 13,950,000 shares                 13,950    13,950
  Additional paid-in capital                  4,376     4,285
  Retained earnings                         130,923   118,076
  Currency translation adjustment             4,590     2,001
                                            -------   -------
Less:                                       153,839   138,312
  Cost of common shares in treasury--
    439,930 in 1995 (456,574 in 1994)           412       648
    Unearned restricted stock                    67        82
                                            -------   -------
  Total shareholders' equity                153,360   137,582
                                            -------   -------
  Total liabilities and shareholders'
      equity                              $ 303,486   283,443
                                            =======   =======
See accompanying notes to consolidated financial statements.
                                Page 3
              VALMONT INDUSTRIES, INC.  AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                              (Unaudited)


                                         Thirty-nine Weeks Ended
                                         -----------------------
                                       September 30, September 24,
                                            1995        1994
                                           -------    -------
Net cash provided (used) by operations    $ 17,112     34,296
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (26,304)   (15,533)
  Proceeds from investments by minority
     shareholder                             1,644         --
  Change in other assets                     1,788       (388)
  Proceeds from sale, net of gain,
    of property and equipment                  107      2,564
  Other, net                                   810        243
                                           -------    -------
    Net cash used in investment activities (21,955)   (13,114)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) under
    short-term agreements                      380       (829)
  Proceeds from long-term borrowings            --      2,251
  Principal payments on long-term
    obligations                             (4,160)    (2,297)
  Dividends paid                            (2,598)    (2,601)
  Distributions of pooled company           (2,100)    (1,144)
  Proceeds from exercise of employee
    stock plans                                 71        465
  Purchase of common treasury shares            --       (716)
                                           -------    -------
    Net cash used in financing activities   (8,407)    (4,871)
                                           -------    -------
  Net increase (decrease) in
    cash and cash equivalents              (13,250)    16,311

  Cash and cash equivalents--beginning of
    period                                  30,128     14,553
                                           -------    -------
  Cash and cash equivalents--end of period $16,878     30,864
                                           =======    =======









See accompanying notes to consolidated financial statements.




                                Page 4
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)
                              (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of September 30, 1995 and the Condensed Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended September 30, 1995 and September 24, 1994 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (all of whcich are of a normal recurring nature) of the Company have been made to present fairly the financial position at September 30, 1995 and the results of operations and cash flows for each of the periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2.   Acquisitions
     ------------
     On July 31, 1995, Microflect Company, Inc. was merged with and became a wholly-owned subsidiary of the Company pursuant to the terms of an agreement and Plan of Merger under which the Company exchanged 1,950,000 shares of its common stock for all of the outstanding common stock of Microflect. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Microflect for all periods presented. The combined financial results presented above include adjustments made to conform accounting policies of the two companies. The only adjustment impacting net income was the recording of income taxes as prescribed by SFAS No. 109 for Microflect as it was a subchapter S corporation prior to the merger. All other adjustments are reclassifications to conform financial statement presentation. Combined and separate results of the Company and Microflect during the periods preceding the merger were as follows (in thousands):

     Six months ended
     July 1, 1995          the        Micro-       Adjust-
     (Unaudited)         Company      flect         ments   Combined
     -----------         -------      ------       -------  --------
     Net revenues        $258,298    $18,068      $  (725)  $275,641
     Net income          $ 10,628    $ 2,768      $(1,011)  $ 12,385

     Fiscal year ended
     December 31, 1994     the        Micro-       Adjust-
     (Unaudited)         Company      flect         ments   Combined
     -----------         -------      ------       -------  --------
     Net revenues        $471,745    $30,616      $  (621)  $501,740
     Net income          $ 16,119    $ 4,630      $(1,862)  $ 18,887
                                Page 5
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)
                              (Unaudited)


(Continued)

     Microflect designs, manufactures and installs communication structures, passive repeaters, waveguide supporting systems, and components for the wireless communication market.

3.   Inventories
     -----------
     Approximately 58% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable) value.

4.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,763 and $3,050 for the thirty-nine week periods ended September 30, 1995 and September 24, 1994, respectively. Income taxes paid, net of refunds, were $4,675 and $1,832 for the thirty-nine week periods ended September 30, 1995 and September 24, 1994, respectively.

5.   Earnings Per Share
     ------------------
     Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from dilutive stock options.























                                Page 6
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The accompanying consolidated financial statements have been restated for all periods presented to reflect the acquisition of Microflect Company, Inc. as described in footnote number two. For the third quarter of 1995 net sales were $128.3 million, an increase of 8% over the $118.5 million for the same period last year. Net sales for the first three quarters of 1995 were $403.9 million versus $364.8 million in the same period last year. Sales in the Irrigation Products Segment were approximately the same in the third quarter and year-to-date 1995 versus the same periods in 1994. North America sales declined from the record volume reported 1994 as weather conditions dampened market demand. Sales to international markets for the third quarter and first three quarters of 1995 increased compared to sales for the same periods a year ago, offsetting the decline in domestic sales.

Sales in the Industrial Products Segment increased in the third quarter of 1995 compared to the same period in 1994. Year-to-date 1995, the Industrial Products Segment recorded a sales increase versus 1994 due to strong volume from light pole sales in Europe and sales of towers for the communication industry in North America. Additionally, increased sales of steel and aluminum lighting and traffic signal poles in North America contributed to the segment's improved performance. The ballast business reflected similar sales in the third quarter and first three quarters of 1995 compared to the same periods in 1994.

Gross profit as a percent of sales was 27.4% and 24.8% for the third quarter of 1995 and 1994, respectively. Year-to-date gross profit was 26.0% compared to 23.7% for 1995 and 1994, respectively. The third quarter 1995 gross profit increased in the ballast and metal structures businesses compared to the same period in 1994 due to improved pricing, enchanced operating performance in the European metal structures businesses and reduced costs in the ballast operation.

Selling, general and administrative (SG&A) expenses were $26.7 million for third quarter of 1995 and $21.8 million for the same period of 1994; and, as a percent of sales, SG&A expenses for the respective quarters were 20.8% and 18.4%. SG&A expenses for the first three quarters of 1995 and 1994 were $75.2 million and $63.1 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 18.6% for 1995 and 17.3% for 1994. SG&A expenses increased in 1995 primarily due to professional fees associated with the acquisition of Microflect, commissions and incentive accruals, and the development of international markets.

For the third quarter of 1995 interest expense was $1.0 million compared to $1.3 million in the same period of 1994. Year-to-date, interest expense was $3.2 million and $3.9 million in 1995 and 1994, respectively. The decrease in 1995 results primarily from lower debt levels.




                                Page 7
               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The miscellaneous caption of other income (deductions) in the condensed consolidated statements of operations contains gains and losses which are of an unusual or infrequent nature. For the third quarter and year-to-date 1995 miscellaneous income of $0.4 million and $0.2 million, respectively, both were substantially lower than the amounts from the comparable periods of 1994, which resulted primarily from a gain on disposal of excess property in 1994.

The effective income tax rates for the first three quarters of 1995 and 1994 were 35.1% and 37.4%, respectively, which do not vary significantly from the expected statutory rate for the periods. Increased nontaxable municipal interest income and foreign sales corporation benefits caused the reduced rate.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $17.7 million in the first thirty-nine weeks of 1995 from $13.1 million in the same period in 1994. For the third quarter, net earnings were $5.3 million in 1995 versus $4.6 million in 1994. Earnings per share were $1.29 and $0.96 for the first thirty-nine weeks of 1995 and 1994, respectively and $0.38 and $0.34 for the third quarter of 1995 and 1994, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at September 30, 1995 amounted to $84.3 million compared to $88.3 million at December 31, 1994. The ratio of current assets to current liabilities was 1.8:1 at September 30, 1995 and 1.9:1 at December 31, 1994.

Expenditures for property, plant and equipment for the thirty-nine week period ended September 30, 1995 were approximately $26.3 million, while depreciation of property, plant & equipment was $9.1 million.

Available lines of credit total $54.8 million of which approximately $52.7 million was unused at September 30, 1995. Long-term debt was 19.7% of total capitalization at September 30, 1995 versus 22.6% at December 31, 1994. Valmont's objective is to maintain long-term debt in the range of 32% to 40% of total capital employed. The Company is below the lower limit of the range due to the disposal of its interest in InaCom Corp. in 1993 and subsequent payment on long-term debt.

The Company believes that cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy 1995 capital expenditures, dividends and other financial commitments.







                                Page 8

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


                      PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)  Exhibits:

       3.1 Bylaws of the Company, as amended to date

       27 Financial Data Schedule

(b)  Reports on Form 8-K:

The Registrant filed a Form 8-K dated July 31, 1995 and reported that it had completed the acquisition of Microflect Company Inc., an Oregon corporation, which became a wholly-owned subsidiary of the registrant, pursuant to the terms of an agreement and Plan of Merger. The Merger constituted a nontaxable reorganization under Internal Revenue Code Sections 368(a)(1)(a) and 368(a)(2)(E) and will be accounted for as a pooling of interests pursuant to APB 16. The 8-K included (i) audited financial statements of Microflect for the year ended December 31, 1994, (ii) unaudited interim financial information of Microflect as of June 30, 1995 and for the 26-week period then ended and (iii) certain pro forma financial information of the Company and Microflect combined.


                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.



                                   VALMONT INDUSTRIES, INC.
                                        (Registrant)

                             By /s/Terry J. McClain
                                   _______________________
                                    Terry J. McClain
                                    Vice President and
                                    Chief Financial Officer
                                   (Principal Financial Officer)

Dated this  __7th__  day of November, 1995.










                                Page 9