Form 10-K
period 1995-12-30
VALMONT INDUSTRIES INC
filed 1996-03-22
CIK 102729

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                        Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                       For the Fiscal Year Ended December 30, 1995

                                Commission File No. 0-3701

                                 Valmont Industries, Inc.
                                 ------------------------
                    (Exact Name of Registrant as Specified in its Charter)

             Delaware                                           47-0351813
             --------                                           ----------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification Number)

      Valley, Nebraska                                            68064
      ----------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Phone Number, Including Area Code:  (402) 359-2201

                Securities Registered Pursuant to Section 12(g) of the Act:

                          Valmont Industries, Inc. Common Stock
                          -------------------------------------
            $1.00 Par Value - Traded NASDAQ Stock Market (Symbol VALM)
            ----------------------------------------------------------
                                     (Title of Class)
                                     ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past ninety days.   Yes  X    No
                                                            ---      ---
At March 1, 1996 there were outstanding 13,577,422 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 1, 1996 was $244,349,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    Documents Incorporated by Reference
                    -----------------------------------
Portions of the Company's annual report to shareholders for the fiscal year ended December 30, 1995 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of stockholders to be held on April 22, 1996 (the "Proxy Statement") are incorporated by reference in Part III.

                                                       Page 1 of 67
                                                                 -----
                                            Index to Exhibits, Page  14
                                                                    -----
                                   PART I
Item 1.  Business.

         (a)      General Description of Business
         Valmont Industries, Inc., a Delaware Corporation, (together with its subsidiaries the "Company") is engaged in industrial products and irrigation products businesses. The Industrial Products segment involves the manufacture and distribution of engineered metal structures and other fabricated products for industrial and commercial applications. The Irrigation Products segment involves the manufacture and distribution of agricultural irrigation equipment and related products. The description of Valmont's businesses set forth on pages 6 through 11 of the Company's Annual Report is incorporated herein by reference.
         The Company entered the Irrigation Products market in 1953 from its manufacturing location in Valley, Nebraska. The Industrial Products segment began producing and marketing engineered metal structures as a result of manufacturing support efforts for the irrigation business.
         Valmont has grown internally and by acquisition. Valmont has also divested certain businesses. Valmont's acquisitions include (i) an expansion into the French steel and aluminum structures market in 1989 with the acquisition of Sermeto, (ii) the acquisition in 1991 of Valmont Nederland B.V. (formerly Nolte Mastenfabriek B.V.), a Dutch manufacturer of steel poles structures, (iii) the acquisition in 1991 of an 80% interest in Lampadaires Feralux, Inc., a Canadian producer of aluminum pole structures, (iv) the acquisition in 1994 of the assets of Energy Steel Corporation of Tulsa, Oklahoma, a manufacturer of utility products, and (v) the acquisition of Microflect Company, Inc. in 1995, a manufacturer and installer of microwave communication structures. Divestitures include (i) the sale in 1994 of the assets of Good-All Electric, Inc., a Colorado producer of cathodic protection rectifiers,
(ii) the 1993 sale of its investment in Inacom Corp., a national microcomputer reseller business initially established as a division of the Company, (iii) the 1993 exit of the Gate City Steel steel reinforcing bar business, and (iv) the 1989 divestiture of the Gate City Steel service center business.

         (b)       Industry Segments
         The Company classifies its operations into two business segments:
         Industrial Products - The manufacture and distribution of engineered metal structures and other fabricated products.
         Irrigation Products - The manufacture and distribution of agricultural irrigation equipment and related products.
         The amounts of revenues, operating income and identifiable assets attributable to each segment for each of the last three years are set forth on page 30 of the Annual Report and incorporated herein by reference.
         (c)     Narrative Description of Business
         Principal Products Produced and Services Rendered.
         --------------------------------------------------
         The information called for by this item is hereby incorporated by reference to pages 6 through 11 in the Company's Annual Report.
                                                                         2
         Suppliers and Availability of Raw Materials.
         --------------------------------------------
         Hot rolled steel coil and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for the Industrial Products and Irrigation Products segments. These essential items are purchased from steel mills and steel service centers and are readily available. In addition to steel, key elements of the ballast manufacturing process are copper and aluminum wire. These items are obtained from wire mills and are also readily available. It is not likely that key raw materials would be unavailable for extended periods.

         Patents, Licenses, Franchises and Concessions.
         ----------------------------------------------
         Valmont has a number of patents for its irrigation and ballast designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse affect on the financial condition of the Company.

         Seasonal Factors in Business.
         -----------------------------
         Sales in the Company's irrigation segment can be somewhat seasonal based upon the agricultural growing season.
         Customers.
         ----------
         The Company is not dependent for a material part of its business upon a single customer, or upon very few customers, the loss of any one of which would have a material adverse effect on the financial condition of the Company.
         Backlog.
         --------
         The backlog of orders for the principal products manufactured and marketed was approximately $109.6 million at the end of the 1995 fiscal year and $111.1 million at the close of 1994. It is anticipated that most of the backlog of orders will be filled during fiscal year 1996. At year end, the backlog by segment was as follows (dollar amounts in millions):

                                  Dec. 30,          Dec. 31,
                                   1995               1994
                                 ---------         ---------
         Industrial Products       $84.3              87.8
         Irrigation Products        25.3              23.3
                                 ---------         ---------
                                  $109.6             111.1
                                  ======            ======
         Competitive Conditions.
         -----------------------
         In the Industrial Products segment, Valmont is a major
manufacturer and supplier of engineered metal structures to the lighting, utility and communication industries; the Company delivers a broad line of custom steel tubing products and manufactures and distributes lighting ballasts, fasteners and grating. The Irrigation Products segment involves the manufacture and distribution of mechanized irrigation equipment for both the U.S. and international markets. The Company believes it is the world's leading manufacturer of mechanized irrigation systems. The key competitive strategy used by the Company in each segment is one of high quality and service.
                                                                         3
         Research Activities.
         --------------------
The information called for by this item is hereby incorporated by reference to the following captioned paragraph (at the page indicated) in the Company's Annual Report:
                                                         Page In
                                                         Annual
         Paragraph Caption in Annual Report              Report
         ----------------------------------              ------
         RESEARCH AND DEVELOPMENT                          28


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

         Number of Employees.
         --------------------
         At December 30, 1995, the number of employees was 4,166.

         Financial Information about Foreign Operations and Export Sales.
         ----------------------------------------------------------------
         Valmont's international sales activity encompasses approximately seventy foreign countries. The information called for by this item is hereby incorporated by reference to "Business Segment Information-Summary by Geographical Area" on page 30 of the Company's Annual Report.

Item 2.  Properties.
         The Company's primary plant and offices are located on a 352 acre site near Valley, Nebraska, which is approximately twenty miles west of Omaha, Nebraska. 336 of the acres are owned in fee. The other 16 acres are leased on a yearly basis from the Union Pacific Railroad Company, which serves the Company's primary plant, and which is entitled to terminate the lease on a one-year notice in the event that the land is required for railroad operations. The Valley, Nebraska location is used in common as the primary facilities by Irrigation Products and certain Industrial Products administrative and operating personnel. The Industrial Products segment's other significant properties are three locations in France, a newly constructed plant in Shanghai, China, and two locations for Valmont Electric. Valmont Electric leases plant and office facilities in El Paso, Texas under a long-term agreement. Valmont Electric also owns a plant and office facilities in Juarez, Mexico which are located on land held in trust under a long-term agreement. The Company's Microflect subsidiary leases office and plant facilities in Salem, Oregon under long-term leases. The Company operates other facilities as set forth on pages 2 and 3 of the Company's Annual Report, which information is incorporated herein by reference.
Item 3.  Pending Legal Proceedings.
         --------------------------
         The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial condition.
Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.
                                                                         4
Executive Officers of the Company
---------------------------------
The executive officers of the Company, their ages, positions held, and the business experience of each during the past five years are, as follows:


         Robert B. Daugherty, Age 74, Chairman of the Board and
         Director of the Company continuously since March 1947.

         Mogens C. Bay, Age 47, President and Chief Executive
         Officer of the Company since August 1993 and Director of the Company since October 1993. From 1991 to August 1993 served as President and Chief Operating Officer of the Irrigation
         Division of the Company.

         Gary L. Cavey, Age 47, President and Chief Operating Officer, Industrial Products Division since June 1995. President, North American Operations - Industrial and Construction Products of the Company from July 1994 to June 1995. From 1985 to July 1994 served as Vice President Marketing of Industrial and Construction Products of the Company.

         Vincent T. Corso, Age 48, Vice President - Operations since June 1994. Previously served as Vice President - Corporate Manufacturing, Emerson Electric from 1992 to June 1994 and Vice President of Operations for Appleton Electric (a wholly owned subsidiary of Emerson Electric) from 1987 to 1992.

         Thomas P. Egan, Jr., Age 47, Vice President, Corporate Counsel and Secretary of the Company since 1984.

         Joseph M. Goecke, Age 58, President and Chief Operating Officer
         - Valmont Irrigation since August 1993. Vice President -Operations of the Company's Irrigation Division from 1991 to August 1993.

         Lewis P. Hays, Age 54, President, Valmont Europe since January 1996. Corporate Vice President from June 1995 until January 1996. President and Chief Operating Officer, Industrial and Construction Products of the Company from 1985 to June 1995.

         Terry J. McClain, Age 48, Vice President and Chief Financial Officer of the Company since January 1994. Vice President-Finance and Accounting of the Irrigation Division of the Company from 1990 to January 1994.

         E. Robert Meaney, Age 48, President and Chief Operating Officer
         - Valmont International since February 1994. Previously served as President Directeur General, Continental Can France, S.A. from 1989 to February 1994.

         Howard  G. Sachs, Age 53, President and Chief Operating Officer
         - Valmont Electric, Inc. since October 1993. Previously Honeywell Keyboard Division Vice President and General Manager from 1991 to October 1993.

         Mark E. Treinen Age 40, Vice President - Business Development since January 1994. Director of Business Development of the Company from 1991 until January 1994.

         Brian C. Stanley, Age 53, Vice President - Investor Relations and Controller of the Company since January 1994. Vice President and Treasurer of the Company since 1990.

         Tom L. Whalen, Age 48, Vice President, Human Resources of the Company since 1982.
                                                                         5


                                         PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ------------------------------------------------------------------
         Matters.
         -------
Item 6.  Selected Financial Data.
         ------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         The information called for by items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:
                                                                  Page(s) In
                                                                  Annual
  Item   Caption in Annual Report                                 Report
  ----   ------------------------                                 ------

    5    Stock Trading                                       Inside back cover
    5    Stock Market Price and Dividends Declared                  31
    5    Approximate Number of Shareholders                       18 - 19
    5&6  Selected Eleven Year Financial Data                      18 - 19
    7    Management's Discussion and Analysis                     12 - 17

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------
         The financial statements called for by this item are hereby incorporated by reference to the Company's Annual Report as set forth on pages 20 through 30, together with the independent auditors' report on page
32. The supplemental quarterly financial information is incorporated herein by reference to page 31 of the Company's Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ------------------------------------------------------------------
         Financial Disclosure.
         ---------------------
         The Company filed a Form 8-K dated February 28, 1996 reporting the change in its independent public accountants to Deloitte & Touche LLP from KPMG Peat Marwick LLP. The information in the 8-K report is incorporated herein by reference.


                                   PART III
                                   --------
Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
Item 11. Executive Compensation.
         -----------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
         Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is hereby incorporated by reference to pages 4 through 11 of the Company's Proxy Statement.
                                                                         6

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------
(a)(1)(2)     Financial Statements.  See index to financial statement
              ---------------------
              schedules on page F-2.
(a)(3)        Exhibits.  See exhibit index, incorporated herein by reference.
              ---------
(b)           Reports on Form 8-K.  The Company filed a Form 8-K dated
              --------------------
              December 19, 1995 reporting the adoption of a Shareholder Rights Plan with the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, payable January 8, 1996 to stockholders of record on such date. The Company filed a Form 8-K dated February 28, 1996 reporting a change in the Company's independent public accountants.












                                                                         7






               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

          Consolidated Financial Statement Schedules Supporting
             Consolidated Financial Statements for Inclusion
                     in Annual Report (Form 10-K)
                  December 30, 1995, December 31, 1994
                        and December 25, 1993

             (With Independent Auditors' Report Thereon)














                                                                         8











































                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------

The Board of Directors and Shareholders
Valmont Industries, Inc.:


Under date of February 16, 1996, we reported on the consolidated balance sheets of Valmont Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 30, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary notes and consolidated financial statement schedules as listed in the accompanying index. These supplementary notes and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary notes and consolidated financial statement schedules based on our audits.

In our opinion, such supplementary notes and consolidated financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal 1993.

                                                  KPMG PEAT MARWICK LLP





Omaha, Nebraska
February 16, 1996
                                                                         9
                                   F-1












               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules





Consolidated Financial Statements

   The following consolidated financial statements of Valmont
   Industries, Inc. and subsidiaries have been incorporated by reference to pages 20 to 30 of the Company's Annual Report to Shareholders for the year ended December 30, 1995:

      Independent Auditors' Report

      Consolidated Balance Sheets - December 30, 1995 and
      December 31, 1994

      Consolidated Statements of Operations - Three-Year
      Period Ended December 30, 1995

      Consolidated Statements of Shareholders' Equity -
      Three-Year Period Ended December 30, 1995

      Consolidated Statements of Cash Flows - Three-Year
      Period Ended December 30, 1995

      Notes to Consolidated Financial Statements - Three-
      Year Period Ended December 30, 1995

                                                                    Page
                                                                    ----
Consolidated Financial  Statement Schedules
   Supporting Consolidated Financial Statements

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

                                  F-2
                                                                        10



















                                                                  Schedule II
                        VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                            Valuation and Qualifying Accounts
                                 (Dollars in thousands)









                                                        Balance at  Charged to   Deductions  Balance at
                                                        beginning   profit and   from        close
                                                        of period      loss      reserves*  of period
                                                        ---------      ----      ---------  ---------
Fifty-two weeks ended December 30, 1995 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables              $ 2,798        684            541      2,941
                                                          =====      =====          =====      =====

Fifty-three weeks ended December 31, 1994 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables              $ 2,605        908            715       2,798
                                                        =======      =====          =====       =====

Fifty-two weeks ended December 25, 1993 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables              $ 3,070      1,043          1,508       2,605
                                                        =======      =====          =====       =====


*The deductions from reserves are net of recoveries.

                                              F-3
                                                                        11




















                                                                  Schedule XI
                     VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                  Statement Re:  Computation of Per Share Earnings
                  (Dollars in thousands, except per share amounts)












                                                       1995       1994      1993
                                                       ----       ----      ----
Net earnings                                         $ 24,759    18,887     7,278
                                                     ========    ======     =====

Average number of shares outstanding:
   Primary                                         13,733,286  13,615,004  13,620,299
   Fully diluted                                   13,815,191  13,628,950  13,644,828
                                                   ==========  ==========  ==========

Earnings per share:
   Primary                                           $ 1.80        1.39       0.53
   Fully diluted                                       1.79        1.39       0.53
                                                     ======        ====       ====


Earnings per share are determined by dividing net earnings by the weighted number of shares outstanding and equivalent common shares from dilutive stock options.

                                   F-4
                                                                        12
                                   SIGNATURES

         The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 22nd day of March, 1996.


                                   Valmont Industries, Inc.


                                      /S/Mogens C. Bay
                                   By ___________________________
                                         Mogens C. Bay
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Valmont Industries, Inc. and in the capacities indicated on the dates indicated.

/S/ Mogens C. Bay                                             March 22, 1996
--------------------------          Director, President and   --------------
    Mogens C. Bay                   Chief Executive Officer       Date
                                    (Principal Executive
                                    Officer)
/S/ Terry J. McClain                                          March 22, 1996
--------------------------          Vice President and        --------------
    Terry J. McClain                Chief Financial Officer       Date
                                    (Principal Financial
                                    Officer)
/S/ Brian C. Stanley                                           March 22, 1996
--------------------------          Vice President - Investor  --------------
    Brian C. Stanley                Relations & Controller        Date
                                    (Principal Accounting
                                    Officer)





Robert B. Daugherty*                               John E. Jones*
Charles M. Harper*                                 Thomas F. Madison*
Allen F. Jacobson*                                 Walter Scott, Jr.*
Lloyd P. Johnson*                                  Robert G. Wallace*

*Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 22nd day of March, 1996.
A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

                                              /S/ Mogens C. Bay
                                              By -------------------------
                                                  Mogens C. Bay
                                                  Attorney-in-Fact

                                                                        13


                                   INDEX TO EXHIBITS
         This Exhibit Index relates to exhibits filed as a part of this Report. Numbers are assigned to exhibits in accordance with Item 601 of Regulation S-K. Page numbers relate to the pages in the sequential numbering system where the exhibits can be found (for those exhibits which are not incorporated by reference).

Exhibit 2 -    Agreement and Plan of Merger dated July 9, 1995 among the
               Company and Microflect Company, Inc. This document was filed with the Company's Current Report on Form 8-K dated July 31,
               1995 and is incorporated herein by reference.

Exhibit 3(a) - The Company's Certificate of Incorporation, as amended.  This document was filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and is incorporated herein by reference.

Exhibit 3(b) - The Company's By-Laws, as amended.  This document was filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and is incorporated herein by reference.

Exhibit 4 -    Rights Agreement dated as of December 19, 1995 between the
               Company and First National Bank of Omaha as Rights Agent.
               This document was filed with the Company's Current Report on Form 8-K dated December 19, 1995 and is incorporated herein by reference.

Exhibit 10(a) - The Company's 1983 Stock Option Plan.  This document was filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 and is incorporated herein by reference.

Exhibit 10(b) - The Company's 1988 Stock Plan and certain amendments.  This document was filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992 and is incorporated herein by reference.

Exhibit 10(c) - Fourth Amendment to the Company's 1988 Stock Plan.....Page 15

Exhibit 10(d) - Valmont Industries, Inc. 1994 Incentive Bonus Plan.  This
                document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994 and is incorporated herein by reference.

Exhibit 10(e) - The Company's 1996 Stock Plan.........................Page 16

Exhibit 10(f) - The Valmont Executive Incentive Plan..................Page 26

Exhibit 11 -    Statement re:  Computation of Per Share Earnings included as
                Schedule XI of the Consolidated Supporting Schedules herein.

Exhibit 13 -    The Company's Annual Report to Shareholders
                for its fiscal year ended December 30, 1995...........Page 28

Exhibit 21 -    Subsidiaries of the Company...........................Page 64

Exhibit 23 -    Consent of KPMG Peat Marwick LLP......................Page 65

Exhibit 24 -    Power of Attorney.....................................Page 66

Exhibit 27 -    Financial Data Schedule...............................Page 67

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10(a) through 10(f).
                                                                        14