Form 10-Q
period 1996-03-30
VALMONT INDUSTRIES INC
filed 1996-05-01
CIK 102729

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				   FORM 10-Q



(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	      OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended .................................March 30, 1996


				      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..............to ...............

Commission file number .................................................0-3701




			   VALMONT INDUSTRIES, INC.
	    (Exact name of registrant as specified in its charter)


	    Delaware
     (State of Incorporation)                        47-0351813
						   (I.R.S. Employer
						 Identification No.)


			    Valley, Nebraska  68064
		   (Address of principal executive offices)
				  (Zip Code)

				 402-359-2201
	     (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
Yes__X__    No_____




As of April 30, 1996 there were outstanding 13,590,763 common shares of the registrant.




		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




			      INDEX TO FORM 10-Q
			      ------------------


PART I.  FINANCIAL INFORMATION                                  Page No.
- ------------------------------                                  --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the thirteen
   weeks ended March 30, 1996 and April 1, 1995                     2

   Consolidated Balance Sheets as of March 30,
   1996 and December 30, 1995                                       3

   Consolidated Statement of Cash Flows for the
   thirteen weeks ended March 30, 1996 and
   April 1, 1995                                                    4

   Notes to Consolidated Financial Statements                       5-6

Item 2.  Management's Discussion and Analysis of
	 Financial Condition and Results of Operations              7-8



PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security
		Holders                                             9

Item 6.  Exhibits and Reports on Form 8-K                          10


SIGNATURES                                                         10
- ----------


















				    Page 1

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

			 PART I.  FINANCIAL INFORMATION

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
		(Dollars in thousands except per share amounts)
				  (Unaudited)


				       Thirteen Weeks Ended
					 -------------------
					 March 30,  April 1,
					    1996       1995
					 -------    -------
Net sales                               $148,914    142,224
Cost of sales                            108,915    107,347
					 -------    -------
  Gross profit                            39,999     34,877

Selling, general and administrative
  expenses                                28,274     24,869
					 -------    -------
  Operating income                        11,725     10,008
					 -------    -------
Other income (deductions):
  Interest expense                          (999)    (1,085)
  Interest income                             89        156
  Miscellaneous                              (69)      (216)
					 -------    -------
					    (979)    (1,145)
					 -------    -------
  Earnings before income taxes            10,746      8,863
					 -------    -------
Income tax expense:
  Current                                  3,600      2,184
  Deferred                                   200        985
					 -------    -------
					   3,800      3,169
					 -------    -------
  Net earnings                          $  6,946      5,694
					 =======    =======
  Net earnings per share                $   0.50       0.42
					 =======    =======
  Cash dividends per share              $  0.075      0.075
					 =======    =======
  Weighted average number of common
    and common equivalent shares
    outstanding (000)                     13,873     13,495
					 =======    =======






See accompanying notes to condensed consolidated financial statements.




				    Page 2

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		     CONDENSED CONSOLIDATED BALANCE SHEETS
			     (Dollars in thousands)
				  (Unaudited)
					    March 30, December 30,
ASSETS                                       1996        1995
- -----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  12,429    16,996
  Receivables                                90,979    82,211
  Deferred income taxes                       8,396     8,524
  Inventories                                81,195    76,426
  Prepaid expenses                            1,818     1,670
					    -------   -------
    Total current assets                    194,817   185,827
					    -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,922     1,375
  Other                                       7,080     7,976
					    -------   -------
    Total other assets                       11,002     9,351
					    -------   -------
Net property, plant and equipment           121,539   113,532
					    -------   -------
    Total assets                          $ 327,358   308,710
					    =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   8,074     7,950
  Notes payable to banks                     12,470     3,492
  Accounts payable                           50,049    46,900
  Accrued expenses                           47,265    45,475
  Dividend payable                            1,018     1,017
					    -------   -------
    Total current liabilities               118,876   104,834
					    -------   -------

Deferred income taxes                        10,379    10,543
Long-term debt, excl. current installments 27,993 28,737 Minority interest in consolidated
  subsidiaries                                2,438     2,220
Other noncurrent liabilities                  2,971     3,120

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value.              13,950    13,950
  Additional paid-in capital                  4,954     4,694
  Retained earnings                         142,936   137,009
  Currency translation adjustment             2,941     3,689
  Treasury stock                                (23)      (24)
  Unearned restricted stock                     (57)      (62)
					    -------   -------
    Total shareholders' equity              164,701   159,256
					    -------   -------
    Total liabilities and shareholders'
      equity                              $ 327,358   308,710
					    =======   =======


See accompanying notes to condensed consolidated financial statements.
				    Page 3

		   VALMONT INDUSTRIES, INC.  AND SUBSIDIARIES
		 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (Dollars in thousands)
				  (Unaudited)



					 Thirteen Weeks Ended
					 --------------------
					   March 30,  April 1,
					    1996        1995
					   -------    -------
Net cash provided (used) by operations    $  1,337     (2,654)
					   -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (11,670)    (5,547)
  Change in other assets                    (1,804)     1,245
  Acquisitions                                (871)        --
  Proceeds from sale, net of gain,
    of property and equipment                1,137          2
  Other, net                                   (94)       375
					   -------    -------
    Net cash used by investment activities (13,302)    (3,925)
					   -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) under
    short-term agreements                    8,588        (59)
  Proceeds from long-term borrowings         1,751         --
  Principal payments on long-term
    obligations                             (2,000)    (1,982)
  Dividends paid                            (1,017)      (866)
  Proceeds from exercise of employee
    stock plans                                157          5
  Purchase of common treasury shares           (81)        --
					   -------    -------
    Net cash provided (used) by
      financing activities                   7,398     (2,902)
					   -------    -------
    Net increase (decrease) in
      cash and cash equivalents             (4,567)    (9,481)

Cash and cash equivalents--beginning of
  period                                    16,996     30,129
					   -------    -------
Cash and cash equivalents--end of period   $12,429     20,648
					   =======    =======











See accompanying notes to condensed consolidated financial statements.

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			     (Dollars in thousands)
				  (Unaudited)

1.      Condensed Consolidated Financial Statements
	-------------------------------------------
	The Condensed Consolidated Balance Sheet as of March 30, 1996 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 30, 1996 and April 1, 1995 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (all of which are of a normal recurring nature) have been made to present fairly the financial position at March 30, 1996 and the results of operations and cash flows for each of the periods presented.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 1995 Annual Report to shareholders. The results of operations for the period ended March 30, 1996 are not necessarily indicative of the operating results for the full year.

2.      Acquisitions
	------------
	On July 31, 1995, Microflect Company, Inc. was merged with and became a wholly-owned subsidiary of the Company pursuant to the terms of an agreement and Plan of Merger under which the Company exchanged 1,950,000 shares of its common stock for all the outstanding common stock of Microflect. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the results of Microflect for all periods presented.
	Microflect designs, manufactures and installs communication structures, passive repeaters, waveguide supporting systems and components for the wireless communication market. In addition to its microwave tower business, it operates a grating division, and an industrial fasteners division.

3.      Inventories
	-----------
	Approximately 45% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			     (Dollars in thousands)
				  (Unaudited)






4.      Cash Flows
	----------
	For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased to be cash equivalents. Interest paid was $770 and $914 for the thirteen week periods ended March 30, 1996 and April 1, 1995, respectively. Income tax refunds exceeded payments by $27 and $116 for the thirteen week periods ended March 30, 1996 and April 1, 1995, respectively.

5.      Earnings Per Share
	------------------
	Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from dilutive stock options.

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
The accompanying condensed consolidated financial statements have been restated for all periods presented to reflect the July 31, 1995 acquisition of Microflect Company, Inc. For the first quarter of 1996 net sales were $148.9 million, an increase of 5% over the $142.2 million for the same period last year. Sales in the Irrigation Products Segment increased in the first quarter of 1996 versus the same period in 1995 as low feed grain inventories, record prices for grain crops and continued focus on water conservation combined to result in increased irrigation equipment sales. Sales to both the domestic and the international markets for the first quarter of 1996 increased compared to sales for the same periods a year ago.

Sales in the Industrial Products Segment in the first quarter of 1996 were about the same as the first quarter in 1995. North American demand was strong for our pole and other engineered metal products but adverse weather conditions in parts of the United States delayed some shipments and caused backlog to grow. This is not atypical as customer releases are always dependent on mother nature during the winter months. Sales in the ballast business were somewhat higher than sales levels of a year ago.

Gross profit was up 14.7%, or $5.1 million, in the first quarter of 1996 compared to first quarter 1995. Accordingly, as a percent of sales, gross profit was 26.9% and 24.5% for the first quarter of 1996 and 1995, respectively. The first quarter 1996 gross profit increased in both the Irrigation Products Segment and the Industrial Products Segment compared to the same period in 1995 due to investments made in the past few years in productivity improvements and operating efficiencies.

Selling, general and administrative (SG&A) expenses were $28.3 million for first quarter of 1996 and $24.9 million for the same period of 1995; and, as a percent of gross profit, SG&A expenses for the respective quarters were 70.7% and 71.3%. SG&A expenses increased in 1996 primarily due to investments in new and future business developments in both the domestic and international markets.

For the first quarter of 1996 interest expense was $1.0 million compared to $1.1 million in the same period of 1995. The decrease in 1995 results primarily from lower debt levels.

The miscellaneous caption of other income (deductions) in the condensed consolidated statements of operations contains gains and losses which are of an unusual or infrequent nature. For the first quarter 1996 miscellaneous income of $0.1 million was lower than the amount from the comparable period of 1995.

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
				  (Continued)


The effective income tax rates for the first quarter of 1996 and 1995 were 35.4% and 35.8%, respectively, which do not vary significantly from the expected statutory rate for the periods. Favorable settlement of previously accrued audit liabilities caused the reduced rate in 1996.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $6.9 million in the first thirteen weeks of 1996 from $5.7 million in the same period in 1995. Earnings per share were $0.50 and $0.42 for the first quarter of 1996 and 1995, respectively.


Liquidity and Capital Resources
- -------------------------------
Net working capital at March 30, 1996 was $75.9 million compared to $81.0 million at December 30, 1995. The ratio of current assets to current liabilities was 1.6:1 at March 30, 1996 and 1.8:1 at December 30, 1995.

Expenditures for property, plant and equipment for the thirteen week period ended March 30, 1996 were approximately $11.7 million, while depreciation of property, plant and equipment was $3.2 million.

Available lines of credit total $55.8 million of which approximately $43.3 million was unused at March 30, 1996. Long-term debt was 17.0% of total capitalization at March 30, 1996 versus 17.6% at December 30, 1995.

The Company believes that cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy 1996 capital expenditures, dividends and other financial commitments.

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

			  PART II.  OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	---------------------------------------------------

     Valmont's annual shareholders' meeting was held on April 22, 1996. The shareholders voted to elect three directors, to amend the Valmont 1988 Stock Plan, to approve the Valmont Executive Incentive Plan, to approve the Valmont 1996 Stock Plan, to amend the Certificate of Incorporation to eliminate shareholder action without a meeting, and to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1996. For the annual meeting there were 13,577,422 shares outstanding and eligible to vote of which 12,937,625 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

     Election of Directors:
								  Broker
					   For         Withheld  Non-vote
					   ---         --------  --------
		Mogens C. Bay           12,820,095      117,530    -0-
		John E. Jones           12,875,449       62,176    -0-
		Walter Scott, Jr.       12,817,275      120,350    -0-

Proposal to amend the Valmont 1988 Stock Plan:
						For             11,751,480
						Against            994,320
						Withheld            19,978
						Broker Non-vote    171,847

Proposal to approve the Valmont Executive Incentive Plan:
						For             11,471,016
						Against          1,221,042
						Withheld            73,720
						Broker Non-vote    171,847

Proposal to approve the Valmont 1996 Stock Plan:
						For             10,328,329
						Against          1,711,376
						Withheld            20,538
						Broker Non-vote    877,382

Proposal to amend the Certificate of Incorporation to eliminate shareholder action without a meeting:
						For             10,144,842
						Against          1,888,491
						Withheld            26,890
						Broker Non-vote    877,402

Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1996:
						For             12,496,594
						Against            423,140
						Withheld            17,891
						Broker Non-vote        -0-

		   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

			   PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
- -------------------------------------------

(a)  Exhibits:

	3 Certificate of Incorporation, as amended to date

       27 Financial Data Schedule

(b)  Reports on Form 8-K:

The Registrant filed a report on Form 8-K dated February 28, 1996 reporting a change in the Company's independent public accountants.













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

Dated this  1st day of May, 1996.