Form 10-Q
period 1996-06-29
VALMONT INDUSTRIES INC
filed 1996-08-02
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C.  20549



			       FORM 10-Q

	      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		OF THE SECURITIES EXCHANGE ACT OF 1934




For the Second Quarter Ended            Commission File Number
       June 29, 1996                            0-3701





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



As of July 31, 1996 there were outstanding 13,630,350 common shares of the registrant.









		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




			  INDEX TO FORM 10-Q
			  ------------------


PART I.  FINANCIAL INFORMATION                         Page No.
- ------------------------------                         --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the three
   and six months ended June 29, 1996 and
   July 1, 1995                                           2

   Consolidated Balance Sheets as of June 29,
   1996 and December 30, 1995                             3

   Consolidated Statement of Cash Flows for the
   six months ended June 29, 1996 and
   July 1, 1995                                           4

   Notes to Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis of
	 Financial Condition and Results of Operations    7-8



PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security
	   Holders                                        9

Item 6.  Exhibits and Reports on Form 8-K                 9


SIGNATURES                                                9
- ----------

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

		     PART I.  FINANCIAL INFORMATION

	    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	    (Dollars in thousands except per share amounts)
			       (Unaudited)

				       Thirteen Weeks Ended  Twenty-six Weeks Ended
					--------------------  ----------------------
					 June 29,    July 1,   June 29,    July 1,
					   1996       1995       1996       1995
					 -------    -------    -------    -------
Net sales                               $166,849    133,418    315,763    275,641
Cost of sales                            122,936     98,470    231,851    205,816
					 -------    -------    -------    -------
  Gross profit                            43,913     34,948     83,912     69,825

Selling, general and administrative
  expenses                                29,693     23,640     57,967     48,509
					 -------    -------    -------    -------
  Operating income                        14,220     11,308     25,945     21,316
					 -------    -------    -------    -------
Other income (deductions):
  Interest expense                        (1,010)    (1,096)    (2,009)    (2,181)
  Interest income                             75        119        164        275
  Miscellaneous                               16         66        (53)      (150)
					 -------    -------    -------    -------
					    (919)      (911)    (1,898)    (2,056)
					 -------    -------    -------    -------
  Earnings before income taxes            13,301     10,397     24,047     19,260
					 -------    -------    -------    -------
Income tax expense:
  Current                                  5,127      3,502      8,727      5,686
  Deferred                                  (327)       204       (127)     1,189
					 -------    -------    -------    -------
					   4,800      3,706      8,600      6,875
					 -------    -------    -------    -------
  Net Earnings                          $  8,501      6,691     15,447     12,385
					 =======    =======    =======    =======
  Net Earnings per share                $   0.61       0.49       1.11       0.91
					 =======    =======    =======    =======
  Cash dividends per share              $   0.10      0.075      0.175      0.150
					 =======    =======    =======    =======
  Weighted average number of shares of
    common and common equivalent shares
    outstanding (000)                     14,013     13,709     13,895     13,671
					 =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED BALANCE SHEETS
			  (Dollars in thousands)
			       (Unaudited)
					   June 29, December 30,
ASSETS                                       1996        1995
- -----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  11,173    16,996
  Receivables                                92,202    82,211
  Deferred income taxes                       6,635     8,524
  Inventories                                79,081    76,426
  Prepaid expenses                            2,001     1,670
					    -------   -------
    Total current assets                    191,092   185,827
					    -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,922     1,375
  Other                                       7,237     7,976
					    -------   -------
    Total other assets                       11,159     9,351
					    -------   -------
Net property, plant and equipment           122,651   113,532
					    -------   -------
    Total assets                          $ 324,902   308,710
					    =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   8,061     7,950
  Notes payable to banks                      6,806     3,492
  Accounts payable                           46,088    46,900
  Accrued expenses                           46,992    45,475
  Dividends payable                           1,363     1,017
					    -------   -------
    Total current liabilities               109,310   104,834
					    -------   -------

Deferred income taxes                        10,351    10,543
Long-term debt, excl. current installments 27,729 28,737 Minority interest in consolidated
  subsidiaries                                2,259     2,220
Other noncurrent liabilities                  3,087     3,120

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value               13,950    13,950
  Additional paid-in capital                  5,531     4,694
  Retained earnings                         150,075   137,009
  Currency translation adjustment             2,682     3,689
  Treasury stock                                (20)      (24)
  Unearned restricted stock                     (52)      (62)
					    -------   -------
    Total shareholders' equity              172,166   159,256
					    -------   -------
    Total liabilities and shareholders'
      equity                              $ 324,902   308,710
					    =======   =======


 See accompanying notes to consolidated financial statements.

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (Dollars in thousands)
			       (Unaudited)




					 Twenty-six Weeks Ended
					 -----------------------
					   June 29,    July 1,
					    1996        1995
					   -------    -------
Net cash provided by operations           $ 11,573      8,014
					   -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (16,618)   (17,037)
  Change in other assets                    (2,203)      (140)
  Proceeds from investment by minority
    shareholders                                --      1,594
  Acquisitions                                (762)        --
  Proceeds from sale, net of gain,
    of property and equipment                1,266        120
  Other, net                                  (246)       654
					   -------    -------
    Net cash used by investment activities (18,563)   (14,809)
					   -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                               3,170      1,513
  Proceeds from long-term borrowings         1,598         --
  Principal payments on long-term
    obligations                             (1,999)    (2,204)
  Dividends paid                            (2,036)    (1,732)
  Distributions of pooled company               --     (2,101)
  Proceeds from exercise of employee
    stock plans                                831         30
  Purchase of common treasury shares          (397)        (1)
					   -------    -------
    Net cash provided (used) by
      financing activities                   1,167     (4,495)
					   -------    -------
    Net decrease in cash and
      cash equivalents                      (5,823)   (11,290)

Cash and cash equivalents--beginning of
  period                                    16,996     30,128
					   -------    -------
Cash and cash equivalents--end of period   $11,173     18,838
					   =======    =======


See accompanying notes to consolidated financial statements.

		 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (Dollars in thousands)
				(Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
	The Condensed Consolidated Balance Sheet as of June 29, 1996 and the Condensed Consolidated Statements of Operations for the thirteen week and twenty-six week periods ended June 29, 1996 and July 1, 1995 and the Condensed Consolidated Statements of Cash
Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (all of which are of a normal recurring nature) of the Company have been made to present fairly the financial position at June 29, 1996 and the results of operations and cash flows for each of the periods presented.

	Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 1995 Annual Report to shareholders. The results of operations for the period ended
June 29, 1996 are not necessarily indicative of the operating results for the full year.

2.   Acquisitions
     ------------
On July 31, 1995, Microflect Company, Inc. was merged with and became a wholly-owned subsidiary of the Company pursuant to the terms of an agreement and Plan of Merger under which the Company exchanged 1,950,000 shares of its common stock for all of the outstanding common stock of Microflect. The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Microflect for all periods presented. Microflect designs, manufactures and installs communication structures, passive repeaters, waveguide supporting systems, and components for the wireless communication market.
In addition to its microwave tower business, it operates a grating division and an industrial fasteners division.

3.   Inventories
     -----------
Approximately 49% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

		 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (Dollars in thousands)
				(Unaudited)


(Continued)



4.   Cash Flows
     ----------
	For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $1,733 and $1,734 for the twenty-six week periods ended June 29, 1996 and July 1, 1995, respectively. Income taxes paid, net of refunds, were $6,233 and $1,014 for the twenty-six week periods ended June 29, 1996 and July 1, 1995, respectively.

5.   Earnings Per Share
     ------------------
Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from in-the-money stock options. The difference between primary and fully-diluted earnings per share is not material.

6.   Use of Estimates
     ----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
The accompanying consolidated financial statements have been restated for all periods presented to reflect the acquisition of Microflect Company, Inc. on July 31, 1995. For the second quarter of 1996 net sales were $166.8 million, an increase of 25% over the $133.4 million for the same period last year. Net sales for the first two quarters of 1996 were $315.8 million versus $275.6 million in the same period last year. Sales in the Irrigation Products Segment for the second quarter and year-to-date 1996 were at record high levels. North America sales increased from the volume reported in 1995 as excellent commodity prices and improved farm income prompted U.S. farmers to expedite the purchase of irrigation equipment. Sales of irrigation products to international markets for the second quarter and first two quarters of 1996 increased compared to sales for the same periods a year ago,as a result of strong sales volume in South America, Western Europe and Southern Afica.

Sales in the Industrial Products Segment increased in the second quarter and year-to-date 1996, compared to the same periods in 1995. Strong demand for light poles and communication towers in North America was the primary reason for the sales growth. In Europe, sales were up due to acquisitions made earlier this year. Also, the start-up operation in China has added to the overall increase in sales both for the quarter and year-to-date. The ballast business reported small sales increases in the second quarter and the first six months of 1996 compared to the same periods in 1995.

Gross profit as a percent of sales was 26.3% and 26.2% for the second quarter of 1996 and 1995, respectively. Year-to-date gross profit was 26.6% compared to 25.3% for 1996 and 1995, respectively. These increases result from a favorable pricing environment in the Irrigation Products Segment and improved productivity and operating efficiencies throughout the Company.

Selling, general and administrative (SG&A) expenses were $29.7 million for second quarter of 1996 and $23.6 million for the same period of 1995; and, as a percent of gross profit, SG&A expenses for the respective quarters were unchanged at 67.6%. SG&A expenses for the first two quarters of 1996 and 1995 were $58.0 million and $48.5 million, respectively. Year-to-date SG&A expenses, as a percent of gross profit, were 69.1% for 1996 and 69.5% for 1995. The dollar amount of SG&A expenses increased in 1996 to support the higher sales volume and business development in the domestic and international markets.

For the second quarter of 1996 interest expense was $1.0 million compared to $1.1 million in the same period of 1995. Year-to-date, interest expense was $2.0 million and $2.2 million in 1996 and 1995, respectively. The decrease in 1996 results primarily from lower debt levels.

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


The effective income tax rates for the first two quarters of 1996 and 1995 were 35.8% and 35.7%, respectively, which do not vary significantly from the expected statutory rate for the periods.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $15.4 million in the first twenty-six weeks of 1996 from $12.4 million in the same period in 1995. For the second quarter, net earnings were $8.5 million in 1996 versus $6.7 million in 1995. Earnings per share were $1.11 and $0.91 for the first twenty-six weeks of 1996 and 1995, respectively and $0.61 and $0.49 for the second quarter of 1996 and 1995, respectively.


Liquidity and Capital Resources
- -------------------------------
Net working capital at June 29, 1996 amounted to $81.8 million compared to $81.0 million at December 30, 1995. The ratio of current assets to current liabilities was 1.7:1 at June 29, 1996 versus 1.8:1 at December 30, 1995.

Expenditures for property, plant and equipment for the twenty-six week period ended June 29, 1996 were approximately $16.8 million, while depreciation of property, plant & equipment was $6.9 million.

Available lines of credit total $50.7 million of which approximately $45.8 million was unused at June 29, 1996. Long-term debt was 15.7% of total capitalization at June 29, 1996 versus 17.3% at December 30, 1995.

The Company believes that cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy planned capital expenditures, dividends and other financial commitments.

		VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


		    PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

Valmont's annual stockholders' meeting was held on April 22, 1996. Information concerning matters voted on at the meeting was included in Valmont's 10-Q Report for the quarter ended March 30, 1996.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------------------------------------------

(a)  Exhibits:

       27 Financial Data Schedule

(b)  Reports on Form 8-K:

       The Company filed no reports on Form 8-K during the past fiscal quarter.

			      SIGNATURES
			      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.



					VALMONT INDUSTRIES, INC.
				       (Registrant)

			      By /s/ Terry J. McClain
				   _______________________
				    Terry J. McClain
				    Vice President and
				    Chief Financial Officer
				    (Principal Financial Officer)

Dated this  2ND  day of August, 1996.