Form 10-Q
period 1996-08-28
VALMONT INDUSTRIES INC
filed 1996-11-07
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934




For the Third Quarter Ended              Commission File Number
    September 28, 1996                           0-3701



                       VALMONT INDUSTRIES, INC.

                       Valley, Nebraska  68064
                    Telephone Number 402-359-2201




          Delaware                           47-0351813
  (State of Incorporation)        (I.R.S. Employer Identification No.)











Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
Yes__X__    No_____



As of November 5, 1996 there were outstanding 13,636,103 common shares of the registrant.




               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                          INDEX TO FORM 10-Q
                          ------------------


PART I.  FINANCIAL INFORMATION                        Page No.
------------------------------                        --------

Item 1.  Financial Statements:

   Condensed Consolidated Statements of Operations for
   the three and nine months ended September 28, 1996
   and September 30, 1995.                                2

   Condensed Consolidated Balance Sheets as of
   September 28, 1996 and December 30, 1995               3

   Condensed Consolidated Statements of Cash Flows for
   the nine months ended September 28, 1996 and
   September 30, 1995                                     4

   Notes to Condensed Consolidated Financial Statements   5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    7-8



PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                9


SIGNATURES                                               9
----------



















                                Page 1



               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                    PART I.  FINANCIAL INFORMATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except per share amounts)
                              (Unaudited)

                             Thirteen Weeks Ended        Thirty-nine Weeks Ended
                              --------------------       ----------------------
                         September 28, September 30, September 28, September 30,
                                   1996       1995             1996       1995
                                 -------    -------          -------    -------
Net sales                       $148,048    128,269          463,811    403,910
Cost of sales                    107,465     93,170          339,316    298,986
                                 -------    -------          -------    -------
  Gross profit                    40,583     35,099          124,495    104,924

Selling, general and
  administrative expenses         29,333     26,715           87,300     75,224
                                 -------    -------          -------    -------
  Operating income                11,250      8,384           37,195     29,700
                                 -------    -------          -------    -------
Other income (deductions):
  Interest expense                  (990)    (1,034)          (2,999)    (3,215)
  Interest income                    103        238              267        513
  Miscellaneous                      (85)       367             (138)       217
                                 -------    -------          -------    -------
                                    (972)      (429)          (2,870)    (2,485)
                                 -------    -------          -------    -------
  Earnings before income
    taxes                         10,278      7,955           34,325     27,215
                                 -------    -------          -------    -------
Income tax expense:
  Current                          5,063      3,936           13,790      9,622
  Deferred                        (1,363)    (1,252)          (1,490)       (63)
                                 -------    -------          -------    -------
                                   3,700      2,684           12,300      9,559
                                 -------    -------          -------    -------
  Net Earnings                  $  6,578      5,271           22,025     17,656
                                 =======    =======          =======    =======
  Net Earnings per share        $   0.47       0.38             1.58       1.29
                                 =======    =======          =======    =======
Cash dividends per share        $  0.100      0.075            0.275      0.225
                                 =======    =======          =======    =======
Weighted average number of
  shares of common and
  common equivalent shares
  outstanding (000 omitted)       13,998     13,752           13,972     13,700
                                 =======    =======          =======    =======








See accompanying notes to condensed consolidated financial statements.



                                 Page 2



              VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                              (Unaudited)
                                        September 28, December 30,
ASSETS                                       1996        1995
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  10,910    16,996
  Receivables                                93,823    82,211
  Deferred income taxes                       8,724     8,524
  Inventories                                86,070    76,426
  Prepaid expenses                            2,353     1,670
                                            -------   -------
    Total current assets                    201,880   185,827
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   3,947     1,375
  Other                                       7,438     7,976
                                            -------   -------
    Total other assets                       11,385     9,351
                                            -------   -------
Net property, plant and equipment           125,020   113,532
                                            -------   -------
    Total assets                          $ 338,285   308,710
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   8,045     7,950
  Notes payable to banks                     12,051     3,492
  Accounts payable                           46,529    46,900
  Accrued expenses                           51,073    45,475
  Dividends payable                           1,363     1,017
                                            -------   -------
    Total current liabilities               119,061   104,834
                                            -------   -------
Deferred income taxes                         8,856    10,543
Long-term debt, excl. current installments   26,136    28,737
Minority interest in consolidated
  subsidiaries                                2,270     2,220
Other noncurrent liabilities                  3,410     3,120

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value               13,950    13,950
  Additional paid-in capital                  6,042     4,694
  Retained earnings                         155,289   137,009
  Currency translation adjustment             3,337     3,689
  Treasury stock                                (19)     .(24)
  Unearned restricted stock                     (47)      (62)
                                            -------   -------
    Total shareholders' equity              178,552   159,256
                                            -------   -------
Total liabilities and shareholders'
  equity                                  $ 338,285   308,710
                                            =======   =======

See accompanying notes to condensed consolidated financial statements.
                                 Page 3



              VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)




                                         Thirty-nine Weeks Ended
                                         -----------------------
                                       September 28, September 30,
                                            1996        1995
                                           -------    -------
Net cash provided by operations           $ 14,654     17,112
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (22,459)   (26,304)
  Change in other assets                    (1,292)     1,788
  Proceeds from investments by minority
     shareholders                               --      1,644
  Acquisitions                                (703)        --
  Proceeds from sale, net of gain,
    of property and equipment                  583        107
  Other, net                                   (36)       810
                                           -------    -------
    Net cash used by investment activities (23,907)   (21,955)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                               8,378        380
  Proceeds from long-term borrowings         1,598         --
  Principal payments and on long-term
    obligations                             (3,898)    (4,160)
  Dividends paid                            (3,398)    (2,598)
  Distributions of pooled company               --     (2,100)
  Proceeds from exercise of employee
    stock plans                                944         71
  Purchase of common treasury shares          (457)        --
                                           -------    -------
    Net cash provided (used) by
      financing activities                   3,167     (8,407)
                                           -------    -------
    Net decrease in cash and
      cash equivalents                      (6,086)   (13,250)

Cash and cash equivalents--beginning of
  period                                    16,996     30,128
                                           -------    -------
Cash and cash equivalents--end of period   $10,910     16,878
                                           =======    =======






See accompanying notes to condensed consolidated financial statements.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)
                             (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of September 28, 1996 and the Condensed Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended September 28, 1996 and September 30, 1995 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 28, 1996 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 1995 Annual Report to shareholders. The results of operations for the period ended September 28, 1996 are not necessarily indicative of the operating results for the full year.

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

3.   Cash Flows
     ----------
     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,651 and $2,763 for the thirty-nine week periods ended September 28, 1996 and September 30, 1995, respectively. Income taxes paid, net of refunds, were $12,803 and $4,675 for the thirty-nine week periods ended September 28, 1996 and September 30, 1995, respectively.

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

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)
                             (Unaudited)


(Continued)


5.   Use of Estimates
     ----------------
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. The statements are based on many assumptions and factors, including availability and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies, and actions of domestic and foreign governments. Any changes in such assumptions or factors could produce significantly different results.

Results of Operations
---------------------
For the third quarter of 1996 net sales were $148.0 million, an increase of 15% over the $128.3 million for the same period last year. Net sales for the first three quarters of 1996 were $463.8 million versus $403.9 million in the same period last year. Sales of Irrigation products for the third quarter and the year-to-date 1996 were at record high levels. North America sales increased from the volume reported in 1995 as excellent commodity prices and improved farm income prompted U.S. farmers to purchase irrigation equipment. Sales of irrigation products to international markets for the third quarter and first three quarters of 1996 also increased compared to sales for the same periods a year ago, as a result of increasing demand for grain products, low grain inventories, and strong commodity prices.

Sales in the Industrial Products segment increased in the third quarter of 1996 compared to the same period in 1995. Strong demand for light poles and communication towers in North America was the primary reason for the sales growth. In Europe, sales were up due to acquisitions made earlier this year. Also, the start-up operation in China has added to the overall increase in sales both for the quarter and year-to-date. The ballast business reported a small sales decrease in the third quarter compared to a year ago, but 1996 sales remain ahead of year-to-date sales for 1995.

Gross profit as a percent of sales remained unchanged at 27.4% for the third quarter of 1996 and 1995. Year-to-date gross profit was 26.8% compared to 26.0% for 1996 and 1995, respectively. This increase results from a favorable pricing environment in the Irrigation Products Segment and improved productivity and operating efficiencies throughout the Company.

Selling, general and administrative (SG&A) expenses were $29.3 million for third quarter of 1996 and $26.7 million for the same period of 1995; and, as a percent of sales, SG&A expenses for the respective quarters were 19.8% and 20.8%. SG&A expenses for the first three quarters of 1996 and 1995 were $87.3 million and $75.2 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 18.8% for 1996 and 18.6% for 1995. The dollar amount of SG&A expenses increased in 1996 to support the higher sales volume and business development in the domestic and international markets.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For the third quarters of both 1996 and 1995 interest expense was unchanged at $1.0 million. Year-to-date, interest expense was $3.0 million and $3.2 million in 1996 and 1995, respectively. The decrease in 1996 results primarily from average debt levels being lower.

The effective income tax rates for the first three quarters of 1996 and 1995 were 35.8% and 35.1%, respectively, which do not vary significantly from the expected statutory rate for the periods.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $22.0 million in the first thirty-nine weeks of 1996 from $17.7 million in the same period in 1995. For the third quarter, net earnings were $6.6 million in 1996 versus $5.3 million in 1995. Earnings per share were $1.58 and $1.29 for the first thirty-nine weeks of 1996 and 1995, respectively and $0.47 and $0.38 for the third quarter of 1996 and 1995, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at September 28, 1996 amounted to $82.8 million compared to $84.3 million at December 30, 1995. The ratio of current assets to current liabilities was 1.7:1 at September 28, 1996 and 1.8:1 at December 30, 1995.

Expenditures for property, plant and equipment for the thirty-nine week period ended September 28, 1996 were approximately $22.5 million, while depreciation of property, plant & equipment was $10.4 million.

Available lines of credit total $45.7 million of which approximately $35.6 million was unused at September 28, 1996. Long-term debt was 15.3% of total capitalization at September 28, 1996 versus 19.7% at December 30, 1995.

Overall, the Company believes the cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy planned capital expenditures, dividends and other financial commitments.

              VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


                     PART II - OTHER INFORMATION


Item 5.   OTHER INFORMATION.
----------------------------
     Valmont's bylaws as amended through October 28, 1996, are set forth as Exhibit 3.1. The amended bylaws set forth certain procedures which stockholders must follow in order to nominate a director or present any other business at an annual stockholders' meeting. Generally, a stockholder must give timely notice to the secretary of the company. To be timely, such notice must be received by the company not less than sixty nor more than ninety days prior to the first anniversary of the preceding year's annual stockholders' meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits
     --------

      3.1  Bylaws of Valmont as amended through October 28, 1996
     27    Financial Data Schedule

(b)  Reports on Form 8-K:
     --------------------

     The Company filed no reports on Form 8-K during the past fiscal quarter.


                               Signatures
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.



                                   VALMONT INDUSTRIES, INC.


                              By /s/Terry J. McClain

                                   -----------------
                                    Terry J. McClain
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Dated this  __7th__  day of November, 1996.