Form 10-K
period 1996-12-28
VALMONT INDUSTRIES INC
filed 1997-03-25
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                        Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                       For the Fiscal Year Ended December 28, 1996
                                Commission File No. 0-3701
                                 Valmont Industries, Inc.
                                 ------------------------
                    (Exact Name of Registrant as Specified in its Charter)

             Delaware                                       47-0351813
             --------                                       ----------
(State or Other Jurisdiction                    (I.R.S. Employer Identification
of Incorporation or Organization)                    Number)

      Valley, Nebraska                                            68064
      ----------------                                            -----
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Phone Number, Including Area Code:  (402) 359-2201

                Securities Registered Pursuant to Section 12(g) of the Act:
                          Valmont Industries, Inc. Common Stock
                          -------------------------------------
            $1.00 Par Value - Traded NASDAQ Stock Market (Symbol VALM)
            ----------------------------------------------------------
                                     (Title of Class)
                                     ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past ninety days.   Yes  X    No
                                                            ---      ---
At March 7, 1997 there were outstanding 13,697,814 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 7, 1997 was $401,879,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    Documents Incorporated by Reference
                    -----------------------------------
Portions of the Company's annual report to shareholders for the fiscal year ended December 28, 1996 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 28, 1997 (the "Proxy Statement") are incorporated by reference in Part III.

                                                       Page 1 of 61
                                                                 -----
                                            Index to Exhibits, Page 15
                                                                    -----

                                 PART I
Item 1.  Business.

         (a)      General Description of Business
         Valmont Industries, Inc., a Delaware Corporation, (together with its subsidiaries the "Company") is engaged in industrial products and irrigation products businesses. The Industrial Products segment involves the manufacture and distribution of engineered metal structures and other fabricated products for industrial and commercial applications. The Irrigation Products segment involves the manufacture and distribution of agricultural irrigation equipment and related products. The description of Valmont's businesses set forth on pages 4 through 9 of the Company's Annual Report is incorporated herein by reference.
         The Company entered the Irrigation Products market in 1953 from its manufacturing location in Valley, Nebraska. The Industrial Products segment began producing and marketing engineered metal structures as a result of manufacturing support efforts for the irrigation business.
         Valmont has grown internally and by acquisition. Valmont has also divested certain businesses. Valmont's acquisitions include (i) an expansion into the French steel and aluminum structures market in 1989 with the acquisition of Sermeto, (ii) the acquisition in 1991 of Valmont Nederland B.V. (formerly Nolte Mastenfabriek B.V.), a Dutch manufacturer of steel poles structures, (iii) the acquisition in 1991 of an 80% interest in Lampadaires Feralux, Inc., a Canadian producer of aluminum pole structures, (iv) the acquisition in 1994 of the assets of Energy Steel Corporation of Tulsa, Oklahoma, a manufacturer of utility products, (v) the acquisition of Microflect Company, Inc. in 1995, a manufacturer and installer of microwave communication structures, and (vi) the 1996 acquisitions of TelecCentre, S.A., a French manufacturer of communication towers, and of Gibo-Conimast & Co. KG, a German manufacturer and distributor of pole structures for the lighting market. Divestitures include (i) the 1989 divestiture of the Gate City Steel service center business, (ii) the 1993 exit of the Gate City Steel steel reinforcing bar business,(iii) the 1993 sale of its investment in Inacom Corp., a national microcomputer reseller business initially established as a division of the Company, (iv) the sale in 1994 of the assets of Good-All Electric, Inc., a Colorado producer of cathodic protection rectifiers, and (v) the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business.

         (b)       Industry Segments
         The Company classifies its operations into two business segments:
         Industrial Products - The manufacture and distribution of engineered metal structures and other fabricated products.
         Irrigation Products - The manufacture and distribution of agricultural irrigation equipment and related products.
         The amounts of revenues, operating income and identifiable assets attributable to each segment for each of the last three years are set forth on page 29 of the Annual Report and incorporated herein by reference.

         (c)     Narrative Description of Business
         Principal Products Produced and Services Rendered.
         --------------------------------------------------
         The information called for by this item is hereby incorporated by reference to pages 4 through 9 in the Company's Annual Report.

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

         Patents, Licenses, Franchises and Concessions.
         ----------------------------------------------
         Valmont has a number of patents for its irrigation and ballast designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse effect on the financial condition of the Company.

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

         Backlog.
         --------
         The backlog of orders for the principal products manufactured and marketed was approximately $133.6 million at the end of the 1996 fiscal year and $109.6 million at the close of 1995. It is anticipated that most of the backlog of orders will be filled during fiscal year 1997. At year end, the backlog by segment was as follows (dollar amounts in millions):

                                  Dec. 28,          Dec. 30,
                                   1996               1995
                                 ---------         ---------
         Industrial Products       $98.7              84.3
         Irrigation Products        34.9              25.3
                                 ---------         ---------
                                  $133.6             109.6
                                  ======            ======
         Competitive Conditions.
         -----------------------
         In the Industrial Products segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic, utility and wireless communication industries; the Company delivers a broad line of custom engineered tubular steel products and manufactures and distributes lighting ballasts, fasteners and grating. The Irrigation Products segment involves the development, manufacture and distribution of mechanized irrigation equipment for both the U.S. and international markets. The Company believes it is the world's leading manufacturer of mechanized irrigation systems. The key competitive strategy used by the Company in each segment is one of high quality and service.

         Research Activities.
         --------------------
The information called for by this item is hereby incorporated by reference to the "Research and Development" on page 27 in the Company's Annual Report.

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

         Number of Employees.
         --------------------
         At December 28, 1996, the number of employees was 4,868.

         Financial Information about Foreign Operations and Export Sales.
         ----------------------------------------------------------------
         Valmont's international sales activity encompasses approximately ninety foreign countries. The information called for by this item is hereby incorporated by reference to "Summary by Geographical Area" on page 29 in the Annual Report.

Item 2.  Properties.
         -----------
         The Company's primary plant and offices are located on a 352 acre site near Valley, Nebraska, which is approximately twenty miles west of Omaha, Nebraska. 336 of the acres are owned in fee. The other 16 acres are leased on a yearly basis from the Union Pacific Railroad Company, which serves the Company's primary plant, and which is entitled to terminate the lease on a one-year notice in the event that the land is required for railroad operations. The Valley, Nebraska location is used in common as the primary facilities by Irrigation Products and certain Industrial Products administrative and operating personnel. The Industrial Products segment's other significant properties are administrative, manufacturing and distribution facilities at Tulsa, Oklahoma and Brehnam, Texas. The Oklahoma facility has 350,000 square feet under roof on 24 acres of land whereas the Texas facility is located on 109 acres and has 190,000 square feet under roof with another 122,000 square feet under construction. The Company's Microflect subsidiary leases office and plant facilities in Salem, Oregon under long-term leases.. Overseas the Industrial Products division has four locations in France and a newly constructed plant in Shanghai, China. The Company operates other facilities as set forth on the inside of the back cover of the Company's Annual Report, which information is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.



Executive Officers of the Company
---------------------------------
The executive officers of the Company at December 28, 1996, their ages, positions held, and the business experience of each during the past five years are, as follows:


         Robert B. Daugherty, Age 75, Chairman of the Board and
         Director of the Company continuously since March 1947.

         Mogens C. Bay, Age 48, President and Chief Executive Officer of the Company since August 1993 and Director of the Company since October 1993. From 1991 to August 1993 served as President and Chief Operating Officer of the Irrigation Division of the Company.

         Gary L. Cavey, Age 48, President and Chief Operating Officer, Industrial Products Group since June 1995. President, North American Operations - Industrial and Construction Products of the Company from July 1994 to June 1995. From 1985 to July 1994 served as Vice President Marketing of Industrial and Construction Products of the Company.

         Phillip C. Cooke, Age 49, became an executive officer as Senior Vice President - Human Resources as of January 17, 1997. Previously Consolidated Communications Systems and Services, Inc. President from 1992 until November 1996.

         Vincent T. Corso, Age 49, Group President and Chief Operating Officer-Irrigation & Coatings Group. Previously Vice President -Operations from June 1994 until December 1996. Previously served as Vice President - Corporate Manufacturing, Emerson Electric from 1992 to June 1994 and Vice President of Operations for Appleton Electric
         (a wholly owned subsidiary of Emerson Electric) from 1987 to 1992.

         Thomas P. Egan, Jr., Age 48, Vice President, Corporate Counsel and Secretary of the Company since 1984.

         Joseph M. Goecke, Age 59, President and Chief Operating Officer - Valmont Irrigation since August 1993. Vice President -Operations of the Company's Irrigation Division from 1991 to August 1993.

         Lewis P. Hays, Age 55, President, Valmont Europe since January 1996. Corporate Vice President from June 1995 until January 1996. President and Chief Operating Officer, Industrial and Construction Products of the Company from 1985 to June 1995.

         Terry J. McClain, Age 49, Senior Vice President and Chief Financial Officer. Previously Vice President and Chief Financial Officer of the Company from January 1994 until December 1996. Vice President -Finance and Accounting of the Irrigation Division of the Company from 1990 to January 1994.

         E. Robert Meaney, Age 49, President and Chief Operating Officer
         - Valmont International since February 1994. Previously served as President Directeur General, Continental Can France, S.A. from 1989 to February 1994.

         Howard  G. Sachs, Age 54, President and Chief Operating Officer
         - Valmont Electric, Inc. since October 1993. Previously Honeywell Keyboard Division Vice President and General Manager from 1991 to October 1993.

         Brian C. Stanley, Age 54, Vice President - Investor Relations and Controller of the Company since January 1994. Vice President and Treasurer of the Company since 1990.

         Mark E. Treinen Age 41, Vice President - Business Development since January 1994. Director of Business Development of the Company from 1991 until January 1994.


                                         PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         --------

Item 6.  Selected Financial Data.
         ------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------
         The information called for by items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated)
in the Company's Annual Report:
                                                                  Page(s) In
                                                                  Annual
  Item   Caption in Annual Report                                 Report
  ----   ------------------------                                 ------
    5    Stock Trading                                              34
    5    Stock Market Price and Dividends Declared                  30
    5    Approximate Number of Shareholders                       16 - 17
    5&6  Selected Eleven Year Financial Data                      16 - 17
    7    Management's Discussion and Analysis                     10 - 15

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------
         The financial statements called for by this item are hereby incorporated by reference to the Company's Annual Report as set forth on pages 18 through 29, together with the independent auditors' report on page 31. The supplemental quarterly financial information is incorporated herein by reference to page 30 of the Company's Annual Report. The independent auditors' report for the years ended December 30, 1995 and December 31, 1994 are incorporated herein by reference to exhibit 99 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------
         None.

                                   PART III
                                   --------
Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

Item 11. Executive Compensation.
         -----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------



Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is hereby incorporated by reference to pages 4 through 15 of the Company's Proxy Statement.


                                   PART IV
                                   -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)(1)(2)     Financial Statements.  See index to financial statement schedules
              ---------------------
              on page F-1.
(a)(3)        Exhibits.  See exhibit index, incorporated herein by reference.
              ---------
(b)           Reports on Form 8-K.  The Company filed no reports on Form 8-K
              --------------------
              during the past fiscal quarter.

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules





Consolidated Financial Statements

   The following consolidated financial statements of Valmont
   Industries, Inc. and subsidiaries have been incorporated by reference to pages 18 to 31 of the Company's Annual Report to Shareholders for the year ended December 28, 1996:

      Independent Auditors' Reports - 1996 is on page 31 of the annual report. See Exhibit 99 for the Independent Auditors' Report for 1995 and 1994.

      Consolidated Balance Sheets - December 28, 1996 and
      December 30, 1995

      Consolidated Statements of Operations - Three-Year
      Period Ended December 28, 1996

      Consolidated Statements of Shareholders' Equity -
      Three-Year Period Ended December 28, 1996

      Consolidated Statements of Cash Flows - Three-Year
      Period Ended December 28, 1996

      Notes to Consolidated Financial Statements - Three-
      Year Period Ended December 28, 1996

                                                                    Page
                                                                    ----
Consolidated Financial  Statement Schedule
   Supporting Consolidated Financial Statement

      SCHEDULE  II  -  Valuation and Qualifying Accounts            F-4


All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

Separate financial statements of the Registrant have been omitted because the Registrant meets the requirements which permit omission.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
         ------------------------------------------------------------

To the Board of Directors and Shareholders of Valmont Industries, Inc.
Valley, Nebraska



We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 28, 1996, and for the year then ended, and have issued our report thereon dated February 7; such financial statements and report are included in the 1996 Annual Report to Shareholders of the Company and are incorporated herein by reference. Our audit also included the 1996 financial statement schedule of the Company listed in Item 14 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 7, 1997

                      INDEPENDENT AUDITORS' REPORT
                      -----------------------------



The Board of Directors and Shareholders
Valmont Industries, Inc.:


Under date of February 16, 1996, we reported on the consolidated balance sheets of Valmont Industries, Inc. and subsidiaries as of December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two-year period ended December 30, 1995, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the consolidated financial statement schedule for the two-year period ended December 30, 1995, as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ KPMG PEAT MARWICK LLP
                                                  KPMG PEAT MARWICK LLP





Omaha, Nebraska
February 16, 1996

                                                                    Schedule II
                        VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                            Valuation and Qualifying Accounts
                                 (Dollars in thousands)









                                            Balance at  Charged to  Deductions  Balance at
                                            beginning   profit and    from        close
                                            of period      loss      reserves*  of period
                                            ---------      ----      ---------  ---------
Fifty-two weeks ended December 28, 1996 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables  $ 2,941        796          1,438      2,299
                                            =======      =====          =====      =====

Fifty-three weeks ended December 30, 1995 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables  $ 2,798        684            541      2,941
                                            =======      =====          =====      =====

Fifty-two weeks ended December 31, 1994 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
        Allowance for doubtful receivables  $ 2,605        908            715      2,798
                                            =======      =====          =====      =====


*The deductions from reserves are net of recoveries.

                                              F-4

                                   SIGNATURES

         The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 24th day of March, 1997.


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

/S/ Mogens C. Bay                                               3/24/97
--------------------------          Director, President and   -----------
    Mogens C. Bay                   Chief Executive Officer       Date
                                    (Principal Executive
                                    Officer)
/S/ Terry J. McClain                                            3/24/97
--------------------------          Vice President and        -----------
    Terry J. McClain                Chief Financial Officer       Date
                                    (Principal Financial
                                    Officer)
/S/ Brian C. Stanley                                            3/24/97
--------------------------          Vice President - Investor  ----------
    Brian C. Stanley                Relations & Controller        Date
                                    (Principal Accounting
                                    Officer)





Robert B. Daugherty*                               John E. Jones *
Charles M. Harper*                                 Thomas F. Madison*
Allen F. Jacobson*                                 Walter Scott, Jr.*
Lloyd P. Johnson *                                 Kenneth E. Stinson*
                                                   Robert G. Wallace *

*Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of March, 1997. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

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

Exhibit 2(a) Agreement and Plan of Merger dated July 9, 1995 among the Company and Microflect Company, Inc. This document was filed with the Company's Current Report on Form 8-K dated July 31, 1995 and is incorporated herein by reference.

Exhibit 2(b) Stock Purchase Agreement dated January 3, 1997 between Valmont Industries, Inc. and Chicago Miniature Lamp, Inc. This document was filed with the Company's Current Report on Form 8-K dated January 29, 1997 and is incorporated herein by reference.

Exhibit 3(a) - The Company's Certificate of Incorporation, as amended.  This document was filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 and is incorporated herein by reference.

Exhibit 3(b) - The Company's By-Laws, as amended.  This document was filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and is incorporated herein by reference.

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

Exhibit 10(c) - Fourth Amendment to the Company's 1988 Stock Plan.  This
                document was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 10(d) - Valmont Industries, Inc. 1994 Incentive Bonus Plan.  This
                document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994 and is incorporated herein by reference.

Exhibit 10(e) - The Company's 1996 Stock Plan.  This document was filed as
                Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 10(f) - The Valmont Executive Incentive Plan.  This document was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 11 -    Statement Regarding Computation of Per Share Earnings...Page 17

Exhibit 13 -    The Company's Annual Report to Shareholders
                for its fiscal year ended December 28, 1996.............Page 18

Exhibit 21 -    Subsidiaries of the Company.............................Page 56

Exhibit 23(a) - Consent of Deloitte and Touche LLP......................Page 57

Exhibit 23(b) - Consent of KPMG Peat Marwick LLP........................Page 58

Exhibit 24 -    Power of Attorney.......................................Page 59

Exhibit 27 -    Financial Data Schedule.................................Page 60

Exhibit 99 -    Independent Auditors' Report of KPMG Peat Marwick LLP...Page 61


Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10(a) through 10(f).