Form 10-Q
period 1997-03-29
VALMONT INDUSTRIES INC
filed 1997-04-24
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the First Quarter Ended                             Commission File Number
    March 29, 1997                                               0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)                 (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes__X__    No_____



As of April 21, 1997 there were outstanding 13,727,601 common shares of the registrant.















                     VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                  INDEX TO FORM 10-Q
                                  ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Financial Statements:

   Condensed Consolidated Statements of Operations for
   the thirteen weeks ended March 29, 1997 and March 30,
   1996.                                                        2

   Condensed Consolidated Balance Sheets as of March 29,
   1997 and December 28, 1996.                                  3

   Condensed Consolidated Statements of Cash Flows for
   the thirteen weeks ended March 29, 1997 and March 30,
   1996.                                                        4

   Notes to Condensed Consolidated Financial Statements         5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          7-8



PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities                                  9

Item 5.  Other Events                                           9

Item 6.  Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      9
----------

                                       Page 1









                     VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except per share amounts)
                                     (Unaudited)

                                            Thirteen Weeks Ended
                                             --------------------
                                              March 29,  March 30,
                                                1997      1996
                                              -------    -------
Net sales                                    $165,418    148,914
Cost of sales                                 120,802    108,915
                                              -------    -------
  Gross profit                                 44,616     39,999

Selling, general and administrative
  expenses                                     30,039     28,274
                                              -------    -------
  Operating income                             14,577     11,725
                                              -------    -------
Other income (deductions):
  Interest expense                               (898)      (999)
  Interest income                                  25         89
  Miscellaneous                                   250        (69)
                                              -------    -------
                                                 (623)      (979)
                                              -------    -------
  Earnings before income taxes                 13,954     10,746
                                              -------    -------
Income tax expense:
  Current                                         700      3,600
  Deferred                                      4,300        200
                                              -------    -------
                                                5,000      3,800
                                              -------    -------
  Net earnings                               $  8,954      6,946
                                              =======    =======
  Net earnings per share                     $   0.63       0.50
                                              =======    =======
Cash dividends per share                     $  0.100      0.075
                                              =======    =======
Weighted average number of shares of
  common and common equivalent shares
  outstanding (000 omitted)                    14,108     13,873
                                              =======    =======
See accompanying notes to condensed consolidated financial statements.
                                        Page 2

                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (Unaudited)
                                                 March 29, December 28,
ASSETS                                             1997      1996
-----------------------------------------        -------   -------
Current assets:
  Cash and cash equivalents                    $   9,296     9,483
  Receivables                                     97,044    82,224
  Deferred income taxes                           12,050    16,521
  Inventories                                     71,789    73,359
  Assets held for sale                                --    26,903
  Prepaid expenses                                 1,954     2,356
                                                 -------   -------
    Total current assets                         192,133   210,846
                                                 -------   -------
Other assets:
  Investments in nonconsolidated affiliates        4,353     4,307
  Other                                            6,214     5,916
                                                 -------   -------
    Total other assets                            10,567    10,223
                                                 -------   -------
Net property, plant and equipment                127,348   120,579
                                                 -------   -------
    Total assets                               $ 330,048   341,648
                                                 =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt       $   7,431     7,693
  Notes payable to banks                          14,492    24,007
  Accounts payable                                47,811    43,699
  Accrued expenses                                43,445    52,678
  Dividends payable                                1,372     1,366
                                                 -------   -------
    Total current liabilities                    114,551   129,443
                                                 -------   -------
Deferred income taxes                              8,099     9,531
Long-term debt, excl. current installments        19,621    21,880
Minority interest in consolidated
  subsidiaries                                     1,420     2,250
Other noncurrent liabilities                       3,333     3,313

Shareholders' equity:
  Preferred stock                                     --        --
  Common stock of $1 par value                    13,950    13,950
  Additional paid-in capital                       8,126     6,458
  Retained earnings                              160,728   153,146
  Currency translation adjustment                    271     1,737
  Treasury stock                                     (14)      (18)
  Unearned restricted stock                          (37)      (42)
                                                 -------   -------
    Total shareholders' equity                   183,024   175,231
                                                 -------   -------
Total liabilities and shareholders'
  equity                                       $ 330,048   341,648
                                                 =======   =======
See accompanying notes to condensed consolidated financial statements.
                                        Page 3





                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)

                                              Thirteen Weeks Ended
                                              --------------------
                                                March 29,  March 30,
                                                  1997        1996
                                                -------    -------
Net cash provided by operations                $    609      1,337
                                                -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment       (11,829)   (11,670)
  Change in other assets                           (578)    (1,804)
  Acquisitions                                     (627)      (871)
  Proceeds from sale, net of gain,
    of property and equipment                        84      1,137
  Proceeds from sale of assets held for sale     25,000         --
  Other, net                                       (149)       (94)
                                                -------    -------
    Net cash used by investment activities       11,901    (13,302)
                                                -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                                   (9,449)     8,588
  Proceeds from long-term borrowings                 --      1,751
  Principal payments and on long-term
    obligations                                  (1,979)    (2,000)
  Dividends paid                                 (1,367)    (1,017)
  Proceeds from exercise of employee
    stock plans                                     838        157
  Purchase of common treasury shares               (740)       (81)
                                                -------    -------
    Net cash provided (used) by
      financing activities                      (12,697)     7,398
                                                -------    -------
    Net decrease in cash and
      cash equivalents                             (187)    (4,567)

Cash and cash equivalents--beginning of
  period                                          9,483     16,996
                                                -------    -------
Cash and cash equivalents--end of period        $ 9,296     12,429
                                                =======    =======
See accompanying notes to condensed consolidated financial statements.
                                        Page 4








                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of March 29, 1997 and the
      Condensed Consolidated Statements of Operations for the thirteen week periods ended March 29, 1997 and March 30, 1996 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of March 29, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

2.   Dispositions of Assets
     ----------------------

     On January 29, 1997, pursuant to a stock purchase agreement between the Company and Chicago Miniature Lamp, Inc. dated January 3, 1997, the Company completed the sale to Chicago Miniature Lamp, Inc., of all outstanding stock of Valmont Electric, Inc. for approximately $25.0 million cash. The sale of the subsidiary's stock included Valmont's magnetic and electronic ballast businesses located in El Paso, Texas and Juarez, Mexico. In compliance with Statement of Financial Accounting Standards (SFAS) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an asset valuation charge in 1996 to reflect the value of the assets of the ballast businesses. As such, there was no gain or loss recorded in 1997 upon the sale of such assets.

3.   Inventories
     -----------
     Approximately 68% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

                                        Page 5










                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)
(Continued)

4.   Cash Flows
     ----------
    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $633 and $770 for the thirteen week periods ended March 29, 1997 and March 30, 1996, respectively. Income taxes paid, net of refunds, were $490 for the thirteen week period ended March 29, 1997 whereas income tax refunds exceeded payments by $27 for the thirteen week period ended March 30, 1996.

5.   Earnings Per Share
     ------------------
    Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from in-the-money stock options. The difference between primary and fully-diluted earnings per share is not material.

6.   Use of Estimates
     ----------------
    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condendsed combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

7.   Recently Issued Accounting Pronouncements
     -----------------------------------------
    In February 1997, the Financial Accounting Standards Board issued SFAS No.
     128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the Statement is to simplify the computation of earnings per share. Earnings per share computed in accordance with SFAS 128 is not considered materially different than earnings per share as currently reported.

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

Results of Operations
---------------------
For the first quarter of 1997 net sales were $165.4 million, an increase of 11.0% over the $148.9 million for the same period last year. Excluding sales from Valmont Electric which the Company sold earlier this year, the sales increase for the quarter was 28%. Sales in the Irrigation Products Segment for the first quarter of 1997 were at record high levels. North America irrigation sales increased from the volume reported in 1996 because of continued strong commodity prices and expectations of increased farm income prompting U.S. farmers to purchase irrigation equipment. Sales of irrigation products to international markets for the first quarter of 1997 also increased compared to sales for the same period a year ago, as a result of continuing growth in the demand for grain products and strong commodity prices.

Sales in the Industrial Products segment also reached record sales levels in the first quarter of 1997. Strong demand for area lighting and traffic signal poles and continued demand for communication poles,towers, components and installation services in North America were the primary reasons for the sales growth. In Europe, sales were up due to acquisitions made in the second quarter of last year and marketing emphasis on wireless communication poles and towers. In Asia, the operation at the Shanghai, China, plant continued to increase production levels while building a broad distribution base for its lighting and communication pole products. The ballast business sales were down $18.4 in the first quarter of 1997 compared to the first quarter 1996, as the ballast business was sold during the first quarter of 1997.

Gross profit was up 11.5%, or $4.6 million, in the first quarter of 1997 compared to first quarter 1996. As a percent of sales, gross profit was 27.0% and 26.9% for the first quarters of 1997 and 1996, respectively.
The first quarter 1997 gross profit increased in both the Irrigation Products Segment and the Industrial Products Segment compared to the same period in 1996 reflecting the increased sales levels in 1997.

Selling, general and administrative (SG&A) expenses were $30.0 million for first quarter of 1997 and $28.3 million for the same period of 1996; and, as a percent of sales, SG&A expenses for the respective quarters were 18.2% and 19.0%. The dollar amount of SG&A expenses increased in 1997 to support the higher sales volume and business development in the domestic and international markets.

For the first quarter of 1997 interest expense was $0.9 million compared to $1.0 million in the same period of 1996. The decrease in 1997 results primarily from average debt levels being lower.

The effective income tax rates for the first quarter of 1997 and 1996 were 35.8% and 35.4%, respectively, which do not vary significantly from the expected statutory rate for the periods. Favorable settlement in 1996 of previously accrued audit liabilities caused the reduced rate in 1996.
                                      Page 7






                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $9.0 million in the first thirteen weeks of 1997 from $6.9 million in the same period in 1996. Earnings per share were $0.63 and $0.50 for the first thirteen weeks of 1997 and 1996, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at March 29, 1997 amounted to $77.6 million compared to $81.4 million at December 28, 1996. The ratio of current assets to current liabilities was 1.7:1 at March 29, 1997 and 1.6:1 at December 28, 1996.

Expenditures for property, plant and equipment for the thirteen week period ended March 29, 1997 were approximately $11.8 million, while depreciation of property, plant & equipment was $3.7 million.

Available lines of credit totalled $40.1 million of which approximately $27.6 million was unused at March 29, 1997. Long-term debt was 11.6% of total capitalization at March 29, 1997 versus 12.3% at December 28, 1996.

The Company believes cash flows from operations, short-term credit facilities, long-term debt capacity and its current equity capital structure will be adequate for 1997 planned capital expenditures, dividends and other financial commitments, and will allow the Company to pursue opportunities to expand its markets and businesses.


                                        Page 8
















                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

Item 2(c). CHANGES IN SECURITIES
--------------------------------
     On February 27, 1997, the Company sold 21,957 shares of common stock to two accredited investors for $905,728 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

Item 5.    OTHER INFORMATION
----------------------------
     On March 3, 1997, the Company announced the formation of a new Brazilian company, Valmont Industria E Comercia Ltda, to manufacture a full line of mechanized irrigation equipment in Brazil for distribution into Brazil, Argentina, Paraguay, Uruguay and Chile. The facility consists of a 135,000 square foot metal fabrication and galvanizing facility employing over 100 employees in Uberaba in the Brazilian state of Minas Gerais.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------
(a)  Exhibits
     --------

      27    Financial Data Schedule

(b)  Reports on Form 8-K:
     --------------------
     The Registrant filed a report on Form 8-K dated January 29, 1997 reporting the sale of the Company's magnetic and electronic ballast businesses located in El Paso, Texas and Juarez, Mexico and including related pro forma financial information.

                                     Signatures
                                     ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.



                                   VALMONT INDUSTRIES, INC.


                              By /s/Terry J. McClain
                                   -----------------
                                    Terry J. McClain
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Dated this 24th day of April, 1997.
           ----
                                  Page 9