Form 10-Q
period 1997-06-28
VALMONT INDUSTRIES INC
filed 1997-07-29
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the Second Quarter Ended                         Commission File Number
      June 28, 1997                                           0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)                  (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes__X__    No_____



As of July 28, 1997 there were outstanding 27,513,371 common shares of the registrant.















                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                    INDEX TO FORM 10-Q
                                    ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the thirteen
   and twenty-six weeks ended June 28, 1997 and
   June 29, 1996                                                 2

   Consolidated Balance Sheets as of June 28,
   1997 and December 28, 1996                                    3

   Consolidated Statement of Cash Flows for the
   twenty-six weeks ended June 28, 1997 and
   June 29, 1996                                                 4

   Notes to Consolidated Financial Statements                  5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7-8



PART II.  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of Security
           Holders                                               9

Item 5.  Other Events                                            9

Item 6.  Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                       9
----------








                                           Page 1









                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART I.  FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands except per share amounts)
                                        (Unaudited)

                                    Thirteen Weeks Ended  Twenty-six Weeks Ended
                                    --------------------  ----------------------
                                     June 28,   June 29,   June 28,  June 29,
                                       1997       1996       1997     1996
                                     -------    -------    -------    -------
Net sales                           $159,100   $166,849   $324,518   $315,763
Cost of sales                        114,956    122,936    235,758    231,851
                                     -------    -------    -------    -------
  Gross profit                        44,144     43,913     88,760     83,912

Selling, general and administrative
  expenses                            27,641     29,693     57,680     57,967
                                     -------    -------    -------    -------
  Operating income                    16,503     14,220     31,080     25,945
                                     -------    -------    -------    -------
Other income (deductions):
  Interest expense                    (1,065)    (1,010)    (1,963)    (2,009)
  Interest income                        246         75        271        164
  Miscellaneous                         (191)        16         59        (53)
                                     -------    -------    -------    -------
                                      (1,010)      (919)    (1,633)    (1,898)
                                     -------    -------    -------    -------
  Earnings before income taxes        15,493     13,301     29,447     24,047
                                     -------    -------    -------    -------
Income tax expense:
  Current                              6,140      5,127      6,840      8,727
  Deferred                              (540)      (327)     3,760       (127)
                                     -------    -------    -------    -------
                                       5,600      4,800     10,600      8,600
                                     -------    -------    -------    -------
  Net Earnings                      $  9,893   $  8,501   $ 18,847   $ 15,447
                                     =======    =======    =======    =======
  Net Earnings per share            $   0.35   $   0.30   $   0.67   $   0.56
                                     =======    =======    =======    =======
  Cash dividends per share          $0.05625   $   0.05   $0.10625   $ 0.0875
                                     =======    =======    =======    =======
  Weighted average number of shares of
    common and common equivalent shares
    outstanding (000)                 28,232     28,026     28,221     27,790
                                     =======    =======    =======    =======

See accompanying notes to consolidated financial statements.
                                           Page 2

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)
                                           June 28, December 28,
ASSETS                                       1997        1996
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $  10,638 $   9,483
  Receivables                                97,323    82,224
  Deferred income taxes                       7,511    16,521
  Inventories                                74,108    73,359
  Assets held for sale                           --    26,903
  Prepaid expenses                            2,051     2,356
                                            -------   -------
    Total current assets                    191,631   210,846
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   4,353     4,307
  Other                                       4,764     5,916
                                            -------   -------
    Total other assets                        9,117    10,223
                                            -------   -------
Net property, plant and equipment           138,244   120,579
                                            -------   -------
    Total assets                          $ 338,992 $ 341,648
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   7,321 $   7,693
  Notes payable to banks                      7,657    24,007
  Accounts payable                           50,095    43,699
  Accrued expenses                           46,402    52,678
  Dividends payable                           1,547     1,366
                                            -------   -------
    Total current liabilities               113,022   129,443
                                            -------   -------
Deferred income taxes                         7,638     9,531
Long-term debt, excl. current installments   19,431    21,880
Minority interest in consolidated
  subsidiaries                                3,806     2,250
Other noncurrent liabilities                  3,448     3,313

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value               27,900    13,950
  Additional paid-in capital                    140     6,458
  Retained earnings                         163,771   153,146
  Currency translation adjustment              (119)    1,737
  Treasury stock                                (12)      (18)
  Unearned restricted stock                     (33)      (42)
                                            -------   -------
    Total shareholders' equity              191,647   175,231
                                            -------   -------
    Total liabilities and shareholders'
      equity                              $ 338,992 $ 341,648
                                            =======   =======
See accompanying notes to consolidated financial statements.
                                          Page 3


                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)
                                         Twenty-six Weeks Ended
                                         -----------------------
                                           June 28,    June 29,
                                            1997        1996
                                           -------    -------
Net cash provided by operations           $ 20,240   $ 11,573
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (26,936)   (16,618)
  Change in other assets                       810     (2,203)
  Acquisitions                                (627)      (762)
  Proceeds from investment by minority
    shareholders                             2,381         --
  Proceeds from sale, net of gain,
    of property and equipment                   96      1,266
  Proceeds from sale of assets held for
    sale                                    25,000         --
  Other, net                                   (57)      (246)
                                           -------    -------
    Net cash provided (used) by
    investment activities                      667    (18,563)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) under
    short-term agreements                  (16,154)     3,170
  Proceeds from long-term borrowings            --      1,598
  Principal payments on long-term
    obligations                             (2,127)    (1,999)
  Dividends paid                            (2,739)    (2,036)
  Proceeds from exercise of employee
    stock plans                              1,247        831
  Proceeds from issuance of common stock       905         --
  Purchase of common treasury shares          (884)      (397)
                                           -------    -------
    Net cash provided (used) by
      financing activities                 (19,752)     1,167
                                           -------    -------
    Net increase (decrease) in cash and
      cash equivalents                       1,155     (5,823)
Cash and cash equivalents--beginning of
  period                                     9,483     16,996
                                           -------    -------
Cash and cash equivalents--end of period   $10,638   $ 11,173
                                           =======    =======



See accompanying notes to consolidated financial statements.

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of June 28, 1997 and the
      Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 28, 1997 and June 29, 1996 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit.
      In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of June 28, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

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

3.   Inventories
     -----------
     Approximately 71% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)
(Continued)

4.   Cash Flows
     ----------
    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,112 and $1,733 for the twenty-six week periods ended June 28, 1997 and June 29, 1996, respectively. Income taxes paid, net of refunds, were $1,564 and $6,233 for the twenty-six week periods ended June 28, 1997 and June 29, 1996.

5.   Earnings Per Share
     ------------------
    Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from in-the-money stock options. The difference between primary and fully-diluted earnings per share is not material. On April 28, 1997, the Company's Board of Directors declared a two-for-one stock split. All references in the financial statements with regard to number of shares of common stock and related dividends and per share amounts have been restated to reflect the stock split.

6.   Use of Estimates
     ----------------
    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

7.   Recently Issued Accounting Pronouncements
     ---------------------------------------
    In February 1997, the Financial Accounting Standards Board issued SFAS
     No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. Earnings per share computed in accordance with SFAS 128 is not expected to be materially different than earnings per share as currently reported.

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

Results of Operations
---------------------
For the second quarter of 1997 net sales were $159.1 million, a decrease of 4.6% over the $166.8 million for the same period last year. Excluding 1996 sales from Valmont Electric which the Company sold earlier this year, sales increased for the quarter. Net sales for the first two quarters of 1997 excluding the Valmont Electric sales were $324.5 million versus $315.8 million in the same period last year. Sales in the Irrigation Products Segment for the second quarter of 1997 and year-to-date were at record high levels. North America irrigation sales were at the same levels as reported in 1996 as high farm income prompted U.S. farmers to continue to purchase irrigation equipment. Sales of irrigation products to international markets for the second quarter of 1997 increased compared to sales for the same period a year ago, as a result of continuing growth in the demand for grain products and the need to use water and land resources more efficiently.

Sales in the Industrial Products Segment decreased in the second quarter and increased year-to-date 1997, compared to the same periods in 1996. Excluding second quarter 1996 sales of Valmont Electric which the Company sold in January of 1997, both second quarter and year-to-date sales increased compared to the same periods in 1996. Increased shipments in lighting and traffic signal poles and continued demand for communication poles, towers, components and installation services as well as a shift in large capacity to support a growing utility business in North America combined to provide the primary reasons for the sales growth. In Europe, sales were up due to improving market conditions. Wireless communication pole and tower sales in Europe were up significantly. Also, the start-up operation in China has continued to increase its sales levels and has added to the overall increase in sales both for the quarter and year-to-date.

Gross profit as a percent of sales was 27.7% and 26.3% for the second quarter of 1997 and 1996, respectively. Year-to-date gross profit was 27.4% compared to 26.6% for 1997 and 1996, respectively. These increases result from the sale of the ballast business in January of 1997 which had lower gross profit margins than that of the Company as a whole.

Selling, general and administrative (SG&A) expenses were reduced to $27.6 million for second quarter of 1997 and $29.7 million for the same period of 1996 reflecting the sale of Valmont Electric in early 1997; and, as a percent of sales, SG&A expenses for the respective quarters were 17.4% and 17.8%. SG&A expenses for the first two quarters of 1997 and 1996 were $57.7 million and $58.0 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 17.8% for 1997 and 18.4% for 1996. The changes reflect the Company's ability to leverage SG&A expenses.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For the second quarter of 1997 interest expense increased to $1.1 million compared from $1.0 million in the same period of 1996. Year-to-date, interest expense was unchanged at $2.0 million in 1997 and 1996.

The effective income tax rates for the first two quarters of 1997 and 1996 were 36.1% and 35.8%, respectively, which do not vary significantly from the expected statutory rate for the periods.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $18.8 million in the first twenty-six
weeks  of  1997  from $15.4 million in the same period in  1996.   For  the
second quarter, net earnings were $9.9 million in 1997 versus $8.5 million in 1996. Earnings per share were $0.67 and $0.56 for the first twenty-six weeks of 1997 and 1996, respectively and $0.35 and $0.30 for the second quarter of 1997 and 1996, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at June 28, 1997 amounted to $78.6 million compared to $81.4 million at December 28, 1996. The ratio of current assets to current liabilities was 1.7:1 at June 28, 1997 versus 1.6:1 at December 28, 1996.

Expenditures for property, plant and equipment for the twenty-six week period ended June 28, 1997 were approximately $26.9 million, while depreciation of property, plant & equipment was $7.5 million.

Available lines of credit total $55.0 million of which approximately $51.4 million was unused at June 28, 1997. Long-term debt was 11.3% of total capitalization at June 28, 1997 versus 12.3% at December 28, 1996.

The Company believes that cash flow from operations, the credit facilities and capital structure now in place will be adequate to satisfy planned capital expenditures, dividends and other financial commitments.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                              PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     Valmont's annual shareholders' meeting was held on April 28, 1997. The shareholders voted to elect four directors and to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1997. For the annual meeting there were 13,697,814 shares outstanding and eligible to vote of which 12,400,213 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:
     Election of Directors:
     (all shares shown pre-split)
                                   For        Withheld         Abstain
                                   ---        --------         --------
     Robert B. Daugherty        12,393,237      6,976             -0-
     Allen F. Jacobson          12,391,938      8,275             -0-
     Kenneth E. Stinson         12,392,838      7,375             -0-
     Robert G. Wallace          12,392,738      7,475             -0-

     Proposal to ratify the appointment Deloitte & Touche LLP as independent accountants for fiscal 1997:
               For             12,114,234
               Against            173,052
               Abstain            112,927
               Broker Non-vote        -0-
Item 5.    OTHER INFORMATION
----------------------------
           On April 28, 1997, the Board of Directors of the Company declared a two-for-one split in the form of a dividend of the Company's common stock and a 12.5% increase in the cash dividend. The additional shares from the stock split were paid on May 30, 1997 to holders of record on May 9, 1997. The second quarter cash dividend payable in July 1997, was 5.625 cents per share on a post-splitbasis (11.5 cents pre-split) up from a previous 5 cent post split quarterly rate (10 cents pre-split).
Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------
(a)  Exhibits
     --------
      27    Financial Data Schedule
(b)  Reports on Form 8-K:
     --------------------
       The Company filed no reports on Form 8-K during the past fiscal quarter. SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.
                                    VALMONT INDUSTRIES, INC.
                                       (Registrant)
                                  /s/ Terry J. McClain
                                   _______________________
                                    Terry J. McClain
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)
Dated this 29th day of July, 1997.
                                           Page 9