Form 10-Q
period 1997-09-27
VALMONT INDUSTRIES INC
filed 1997-10-31
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the Third Quarter Ended                         Commission File Number
    September 27, 1997                                           0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)                 (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes__X__    No_____



As of October 22, 1997 there were outstanding 27,617,635 common shares of the registrant.







                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                    INDEX TO FORM 10-Q
                                    ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the thirteen
   and thirty-nine weeks ended September 27, 1997 and
   September 28, 1996                                                 2

   Consolidated Balance Sheets as of September 27,
   1997 and December 28, 1996                                         3

   Consolidated Statements of Cash Flows for the
   thirty-nine weeks ended September 27, 1997 and
   September 28, 1996                                                 4

   Notes to Consolidated Financial Statements                       5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              7-8



PART II.  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                           9
----------





                                    Page 1










                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART I.  FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands, except per share amounts)
                                        (Unaudited)


                                   Thirteen Weeks Ended  Thirty-nine Weeks Ended
                                   --------------------  ----------------------
                                   Sept. 28,  Sept. 29,  Sept. 28,   Sept. 29,
                                      1997       1996       1997       1996
                                    -------    -------    -------    -------
Net sales                          $136,015   $148,048   $460,533   $463,811
Cost of sales                        98,269    107,465    334,027    339,316
                                    -------    -------    -------    -------
  Gross profit                       37,746     40,583    126,506    124,495

Selling, general and administrative
  expenses                           24,432     29,333     82,112     87,300
                                    -------    -------    -------    -------
  Operating income                   13,314     11,250     44,394     37,195
                                    -------    -------    -------    -------
Other income (deductions):
  Interest expense                   (1,002)      (990)    (2,965)    (2,999)
  Interest income                       132        103        403        267
  Miscellaneous                         (87)       (85)       (28)      (138)
                                    -------    -------    -------    -------
                                       (957)      (972)    (2,590)    (2,870)
                                    -------    -------    -------    -------
  Earnings before income taxes       12,357     10,278     41,804     34,325
                                    -------    -------    -------    -------
Income tax expense:
  Current                             4,560      5,063     11,400     13,790
  Deferred                              (60)    (1,363)     3,700     (1,490)
                                    -------    -------    -------    -------
                                      4,500      3,700     15,100     12,300
                                    -------    -------    -------    -------
  Net Earnings                     $  7,857   $  6,578   $ 26,704   $ 22,025
                                    =======    =======    =======    =======
  Net Earnings per share           $   0.28   $   0.23   $   0.95   $   0.79
                                    =======    =======    =======    =======
  Cash dividends per share         $0.05625   $   0.05   $ 0.1625   $ 0.1375
                                    =======    =======    =======    =======
  Weighted average number of common
    and common equivalent shares
    outstanding (000)                28,217     27,996     28,144     27,790
                                    =======    =======    =======    =======



See accompanying notes to consolidated financial statements.


                                    Page 2




                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)
                                             September 27, December 28,
ASSETS                                            1997        1996
-----------------------------------------        -------   -------
Current assets:
  Cash and cash equivalents                    $   8,616 $   9,483
  Receivables                                     98,295    82,224
  Deferred income taxes                           12,076    16,521
  Inventories                                     77,640    73,359
  Assets held for sale                                --    26,903
  Prepaid expenses                                 7,872     2,356
                                                 -------   -------
    Total current assets                         204,499   210,846
                                                 -------   -------
Other assets:
  Investments in nonconsolidated affiliates        4,353     4,307
  Other                                            4,560     5,916
                                                 -------   -------
    Total other assets                             8,913    10,223
                                                 -------   -------
Net property, plant and equipment                138,509   120,579
                                                 -------   -------
    Total assets                               $ 351,921 $ 341,648
                                                 =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt       $   7,233 $   7,693
  Notes payable to banks                          25,465    24,007
  Accounts payable                                43,492    43,699
  Accrued expenses                                45,213    52,678
  Dividends payable                                1,552     1,366
                                                 -------   -------
    Total current liabilities                    122,955   129,443
                                                 -------   -------
Deferred income taxes                              6,857     9,531
Long-term debt, excl. current installments        17,601    21,880
Minority interest in consolidated
  subsidiaries                                     3,764     2,250
Other noncurrent liabilities                       3,567     3,313
Shareholders' equity:
  Preferred stock                                     --        --
  Common stock of $1 par value                    27,900    13,950
  Additional paid-in capital                         294     6,458
  Retained earnings                              170,122   153,146
  Currency translation adjustment                 (1,102)    1,737
  Treasury stock                                      (9)      (18)
  Unearned restricted stock                          (28)      (42)
                                                 -------   -------
    Total shareholders' equity                   197,177   175,231
                                                 -------   -------
    Total liabilities and shareholders'
      equity                                   $ 351,921 $ 341,648
                                                 =======   =======
See accompanying notes to consolidated financial statements.
                                    Page 3





                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)
                                              Thirty-nine Weeks Ended
                                              -----------------------
                                            September 27,  September 28,
                                                 1997          1996
                                                -------      -------
Net cash provided by operations                $  9,376     $ 14,654
                                                -------      -------
Cash flows from investment activities:
  Purchase of property, plant & equipment       (31,945)     (22,459)
  Change in other assets                            969       (1,292)
  Acquisitions                                     (627)        (703)
  Proceeds from investment by minority
    shareholders                                  2,450           --
  Proceeds from sale, net of gain,
    of property and equipment                       126          583
  Proceeds from sale of assets held for
    sale                                         25,000           --
  Other, net                                       (183)         (36)
                                                -------      -------
    Net cash used by
      investment activities                      (4,210)     (23,907)
                                                -------      -------
Cash flows from financing activities:
  Net borrowings under short-term agreements      2,112        8,378
  Proceeds from long-term borrowings                250        1,598
  Principal payments on long-term
    obligations                                  (4,019)      (3,898)
  Dividends paid                                 (4,286)      (3,398)
  Proceeds from exercise of employee
    stock plans                                   1,569          944
  Proceeds from issuance of common stock            905           --
  Purchase of common treasury shares             (2,564)        (457)
                                                -------      -------
    Net cash provided (used) by
      financing activities                       (6,033)       3,167
                                                -------      -------
    Net decrease in cash and cash equivalents      (867)      (6,086)
Cash and cash equivalents--beginning of
  period                                          9,483       16,996
                                                -------      -------
Cash and cash equivalents--end of period        $ 8,616     $ 10,910
                                                =======      =======
See accompanying notes to consolidated financial statements.

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of September 27, 1997 and the
      Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 27, 1997 and September 28, 1996 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position as of September 27, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 1996 Annual Report to shareholders. The results of operations for the period ended September 27, 1997 are not necessarily indicative of the operating results for the full year.

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

3.   Inventories
     -----------
     Approximately 64% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)
(Continued)

4.   Cash Flows
     ----------
The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $3,099 and $2,651 for the thirty-nine week periods ended September 27, 1997 and September 29, 1996, respectively. Income taxes paid, net of refunds, were $10,219 and $12,803 for the thirty-nine week periods ended September 27, 1997 and September 28, 1996.

5.   Earnings Per Share
     ------------------
Earnings per share are based on the weighted average number of common shares outstanding and equivalent common shares from in-the-money stock options. The difference between primary and fully-diluted earnings per share is not material. On April 28, 1997, the Company's Board of Directors declared a two-for-one stock split effective May 30, 1997. All references in the financial statements with regard to number of shares of common stock and related dividends and per share amounts have been restated to reflect the stock split.

6.   Use of Estimates
     ----------------
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environment, actions and policy changes of domestic and international governments and other risks described from time to time in the Company's reports to the Securities and Exchange Commission. Any changes in such assumptions or factors could produce significantly different results.

Results of Operations
---------------------
For the third quarter of 1997 net sales were $136.0 million, a decrease of 8.1% from the $148.0 million for the same period last year. Excluding 1996 sales of Valmont Electric which the Company sold earlier this year, sales increased for the quarter 7.1%. Net sales for the first three quarters of 1997 were $460.5 million versus $463.8 million in the same period last year. International sales in the Irrigation Products Segment for the third quarter of 1997 and year-to-date led that segment's growth with domestic sales remaining strong compared to the 1996 record level of domestic sales. High sales growth occurred in the Middle East, southern Africa and South America. The domestic irrigation market was positively influenced by good commodity prices, low interest rates, farmers' focus on conserving fresh water resources, lowering labor and energy costs and increasing crop yields. Pricing during the second quarter was seasonally lower than the first half of the year; however, replacement parts sales were very strong.

Sales in the Industrial Products Segment decreased in the third quarter and year-to-date 1997, compared to the same periods in 1996 due to the sale of Valmont Electric, Inc. in January, 1997. However, overall sales from continuing businesses in North America increased during the third quarter.
This segment's order flow was strong and backlogs increased. Shipments of lighting and traffic poles and utility transmission structures were up while sales of wireless communication poles and towers decreased during the quarter compared to 1996. In Europe, sales were up due to improving market conditions. Wireless communication pole and tower sales in Europe increased during the third quarter compared to 1996. European sales and earnings were dampened by a 15% appreciation in the value of the U.S. dollar. The start-up plant in China has continued to operate at the break-even point.

Gross profit as a percent of sales was 27.8% and 27.4% for the third quarter of 1997 and 1996, respectively. Year-to-date gross profit was 27.5% compared to 26.8% for 1997 and 1996, respectively. These increases result primarily from the sale of the ballast business in January of 1997 which had lower gross profit margins than that of the Company as a whole.

Selling, general and administrative (SG&A) expenses were reduced to $24.4 million for third quarter of 1997 from $29.3 million for the same period of 1996 reflecting the sale of Valmont Electric in early 1997. As a percent of sales, SG&A expenses for the respective quarters were 18.0% and 19.8%.
SG&A expenses for the first three quarters of 1997 and 1996 were $82.1 million and $87.3 million, respectively. Year-to-date SG&A expenses, as a percent of sales, were 17.8% for 1997 and 18.8% for 1996. The changes reflect the Company's ability to leverage SG&A expenses.
                                    Page 7





                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES


                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

For the third quarter of both 1997 and 1996, interest expense remained at $1.0 million. Year-to-date, interest expense was unchanged at $3.0 million for 1997 and 1996.

The effective income tax rates for the first three quarters of 1997 and 1996 were 36.1% and 35.8%, respectively, which do not vary significantly from the expected statutory rate for the periods.

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $26.7 million in the first thirty-nine weeks of 1997 from $22.0 million in the same period in 1996. For the third quarter, net earnings were $7.9 million in 1997 versus $6.6 million in 1996. Earnings per share were $0.95 and $0.79 for the first thirty-nine weeks of 1997 and 1996, respectively and $0.28 and $0.23 for the third quarter of 1997 and 1996, respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at September 27, 1997 amounted to $81.5 million compared to $81.4 million at December 28, 1996. The ratio of current assets to current liabilities was 1.7:1 at September 27, 1997 versus 1.6:1 at December 28, 1996.

Expenditures for property, plant and equipment for the thirty-nine week period ended September 27, 1997 were approximately $31.9 million, while depreciation of property, plant & equipment was $11.5 million.

Available lines of credit total $55.1 million of which approximately $35.1 million was unused at September 27, 1997. Long-term debt was 9.6% of total capitalization at September 27, 1997 versus 12.3% at December 28, 1996.

The Company believes that cash flow from operations, current credit facilities and the capital structure now in place will be adequate to satisfy planned capital expenditures, dividends and other financial commitments for the foreseeable future.


                                    Page 8










                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                              PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a)  Exhibits
     --------
     27   Financial Data Schedule

(b)  Reports on Form 8-K:
     --------------------
       The Company filed no reports on Form 8-K during the past fiscal quarter.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.
                                    VALMONT INDUSTRIES, INC.
                                       (Registrant)
                                    /s/Terry J. McClain
                                   _______________________
                                    Terry J. McClain
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)
Dated this  31st day of October, 1997.

                                    Page 9