Form 10-K
period 1997-12-27
VALMONT INDUSTRIES INC
filed 1998-03-26
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                      Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the Fiscal Year Ended December 27, 1997
                              Commission File No. 0-3701
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

             Securities Registered Pursuant to Section 12(g) of the Act:
                        Valmont Industries, Inc. Common Stock
                        ------------------------------------
-
          $1.00 Par Value - Traded NASDAQ Stock Market (Symbol VALM)
          ----------------------------------------------------------
                                   (Title of Class)
                                   ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                                                        Yes  X    No
                                                            ---      ---

At March 6, 1998 there were outstanding 27,670,846 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 6, 1998 was $419,698,000.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                    Documents Incorporated by Reference
                    -----------------------------------
Portions of the Company's annual report to shareholders for the fiscal year ended December 27, 1997 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 27, 1998 (the "Proxy Statement") are incorporated by reference in Part III.

                                                       Page 1 of  85
                                                                 -----
                                            Index to Exhibits, Page 15
                                                                    ----




                                   PART I
Item 1.  Business.

         (a)      General Description of Business
         Valmont Industries, Inc., a Delaware Corporation, (together with its subsidiaries the "Company") is engaged in industrial products and irrigation products businesses. The Industrial Products segment involves the manufacture and distribution of engineered metal structures and other fabricated products for industrial and commercial applications. The Irrigation Products segment involves the manufacture and distribution of agricultural irrigation equipment and related products. Early in 1997 the Company expanded one of its core competencies to create a new coatings division for quality protective coatings using the galvanizing process within the Irrigation Products segment. The description of Valmont's businesses set forth on pages 6 through 13 of the Company's Annual Report is incorporated herein by reference.
         The Company entered the Irrigation Products market in 1953 from its manufacturing location in Valley, Nebraska. The Industrial Products segment began producing and marketing engineered metal structures as a result of manufacturing support efforts for the irrigation business.
         Valmont has grown internally and by acquisition. Valmont has also divested certain businesses. Valmont's business expansions include
(i) an expansion into the French steel and aluminum structures market in 1989 with the acquisition of Sermeto, (ii) the acquisition in 1991 of Valmont Nederland B.V. (formerly Nolte Mastenfabriek B.V.), a Dutch manufacturer of steel poles structures, (iii) the acquisition in 1991 of an 80% interest and the 1997 acquisition of the remaining 20% in Lampadaires Feralux, Inc., a Canadian producer of aluminum pole structures, (iv) the acquisition in 1994 of the assets of Energy Steel Corporation of Tulsa, Oklahoma, a manufacturer of utility products, (v) the acquisition of Microflect Company, Inc. in 1995, a manufacturer and installer of microwave communication structures, (vi) the 1996 acquisitions of TelecCentre, S.A., a French manufacturer of communication towers, and of Gibo-Conimast Verwaltung, GmbH a German manufacturer and distributor of pole structures for the lighting market, (vii) completion of the construction in 1997 of a new galvanizing plant in West Point, Nebraska, (viii) the acquisition in 1997 of a 70% interest in Valmont Services Irrigacao, Ltd., a Brazilian manufacturer of mechanized irrigation equipment, (ix) the acquisition of two galvanizing facilities in Tualatin, Oregon and in Lindon, Utah in January of 1998 and (x) the expansion of facilities in Siedlce, Poland during 1997. Divestitures include (i) the

1989 divestiture of the Gate City Steel service center business, (ii) the 1993 exit of the Gate City Steel steel reinforcing bar business,(iii) the 1993 sale of its investment in Inacom Corp., a national microcomputer reseller business initially established as a division of the Company,
(iv) the sale in 1994 of the assets of Good-All Electric, Inc., a Colorado producer of cathodic protection rectifiers, and (v) the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business.

         (b)       Industry Segments
                   -----------------
         The Company's business activities are currently classified into the Following industry segments:
   Industrial Products - The manufacture and distribution of engineered metal structures and fabricated products.
   Irrigation Products - The manufacture and distribution of agricultural irrigation equipment and related products.
         The amounts of revenues, operating income and identifiable assets attributable to each segment for each of the last three years are set forth on page 35 of the Annual Report and incorporated herein by reference.

         (c)     Narrative Description of Business
         Principal Products Produced and Services Rendered.
         --------------------------------------------------
         The information called for by this item is hereby incorporated by reference to pages 6 through 13 in the Company's Annual Report.

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

         Patents, Licenses, Franchises and Concessions.
         ----------------------------------------------
         Valmont has a number of patents for its irrigation designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse effect on the financial condition of the Company.

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

         Backlog.
         --------
         The backlog of orders for the principal products manufactured and marketed was approximately $125.6 million at the end of the 1997 fiscal year and $133.6 million at the close of 1996. It is anticipated that most of the backlog of orders will be filled during fiscal year 1998. At year end, the backlog by segment was as follows (dollar amounts in millions):

                                  Dec. 27,          Dec. 28,
                                   1997               1996
                                 ---------         ---------
         Industrial Products       $94.9              98.7
         Irrigation Products        30.7              34.9
                                 ---------         ---------
                                  $125.6             133.6
                                  ======            ======

         Competitive Conditions.
         -----------------------
         In the Industrial Products segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic, utility and wireless communication industries; the Company delivers a broad line of custom engineered tubular steel products and manufactures and distributes fasteners and grating. The Irrigation Products segment involves the development, manufacture and distribution of mechanized irrigation equipment and related products for both the U.S. and international markets; in addition, the Irrigation Products segment supplies galvanizing services. The Company believes it is the world's leading manufacturer of mechanized irrigation systems. The key competitive strategy used by the Company in each segment is one of high quality and service.

         Research Activities.
         --------------------
The information called for by this item is hereby incorporated by reference to the "Research and Development" on page 33 in the Company's Annual Report.

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

         Number of Employees.
         --------------------
         At December 27, 1997, the number of employees was 3,751.

         Financial Information about Foreign Operations and Export Sales.
         ----------------------------------------------------------------
         Valmont's international sales activity encompasses approximately ninety foreign countries. The information called for by this item is hereby incorporated by reference to "Summary by Geographical Area" on page 35 in the Annual Report.

Item 2.  Properties.
         -----------
         The Company's primary plant and offices are located on a 352 acre site near Valley, Nebraska, which is approximately twenty miles west of Omaha, Nebraska. 336 of the acres are owned in fee. The other 16 acres are leased on a yearly basis from the Union Pacific Railroad Company, which serves the Company's primary plant, and which is entitled to terminate the lease on a one-year notice in the event that the land is required for railroad operations. The Valley, Nebraska location is used in common as the primary facilities by Irrigation Products and certain Industrial Products administrative and operating personnel. The Industrial Products segment's other significant properties are administrative, manufacturing and distribution facilities at Tulsa, Oklahoma and Brehnam, Texas. The Oklahoma facility has 350,000 square feet under roof on 24 acres of land whereas the Texas facility is located on 109 acres and has eight buildings, with 318,000 square feet under roof. The Company's Microflect subsidiary leases office and plant facilities in Salem, Oregon under long-term leases. Overseas the Industrial Products division has four locations in France, and one plant in each of the following countries: the Netherlands; Germany; Poland; and China. The Irrigation Products segment in addition to its operations at Valley, Nebraska, operates a mechanized irrigation facility in Uberaba, Brazil consisting of 135,000 square feet and a manufacturing facility for irrigation systems in Madrid, Spain. The protective coatings division operates a new 50,000 square foot facility in West Point, Nebraska and rents galvanizing facilities in Tualatin, Oregon, and Lindon, Utah; these two sites are 68,000 square feet and 36,000 square feet, respectively. The Company operates other facilities as set forth on the inside of the back cover of the Company's Annual Report, which information is incorporated herein by reference.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.


Executive Officers of the Company
---------------------------------
The executive officers of the Company at December 27, 1997, their ages, positions held, and the business experience of each during the past five years are, as follows:


         Mogens C. Bay, Age 49, Chairman and Chief Executive Officer of the Company since January 1997. President and Chief Executive Officer of the Company from August 1993 to December 1996 and Director of the Company since October 1993. From 1991 to August 1993 served as President and Chief Operating Officer of the Irrigation Division of the Company.

         Gary L. Cavey, Age 49, President and Chief Operating Officer, Industrial Products Group since June 1995. President, North American Operations - Industrial and Construction Products of the Company from July 1994 to June 1995. From 1985 to July 1994 served as Vice President Marketing of Industrial and Construction Products of the Company.

         Vincent T. Corso, Age 50, Group President and Chief Operating Officer-Irrigation & Coatings Group. Previously Vice President - Operations from June 1994 until December 1996. Previously served as Vice President - Corporate Manufacturing, Emerson Electric from 1992 to June 1994.

         Thomas P. Egan, Jr., Age 49, Vice President, Corporate Counsel and Secretary of the Company since 1984.

         Joseph M. Goecke, Age 60, President - North American Irrigation Division since August 1993. Vice President -Operations of the Company's Irrigation Division from 1991 to August 1993.

         Terry J. McClain, Age 50, Senior Vice President and Chief Financial Officer. Previously Vice President and Chief Financial Officer of the Company from January 1994 until December 1996. Vice President -Finance and Accounting of the Irrigation Division of the Company from 1990 to January 1994.

         E. Robert Meaney, Age 50, President and Chief Operating Officer
         - Valmont International since February 1994. Previously served as President Directeur General, Continental Can France, S.A. from 1989 to February 1994.

         Brian C. Stanley, Age 55, Vice President - Investor Relations and Controller of the Company since January 1994. Vice President and Treasurer of the Company from 1990 to January 1994.

         Mark E. Treinen Age 42, Vice President - Business Development since January 1994. Director of Business Development of the Company from 1991 until January 1994.

                                         PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         --------

Item 6.  Selected Financial Data.
         ------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------
         The information called for by items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:

                                                                  Page(s) In
                                                                  Annual
  Item   Caption in Annual Report                                 Report
  ----   ------------------------                                 ------
    5    Stock Trading                                       Inside back cover
    5    Stock Market Price and Dividends Declared                  36
    5    Approximate Number of Shareholders                       22 - 23
    5&6  Selected Eleven Year Financial Data                      22 - 23
    7    Management's Discussion and Analysis                     16 - 21

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------
         The financial statements called for by this item are hereby incorporated by reference to the Company's Annual Report as set forth on pages 24 through 35, together with the independent auditors' report on page 37. The supplemental quarterly financial information is incorporated herein by reference to page 36 of the Company's Annual Report. The independent auditors' report for the year ended December 30, 1995 is incorporated herein by reference to exhibit 99 of this Form 10-K.

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

                                   PART III
                                   --------
Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------


Item 11. Executive Compensation.
         -----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------









Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
         Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is hereby incorporated by reference to the sections entitled "Certain Shareholders", "Stock Option Grants in Fiscal Year 1997", "Options Exercised in Fiscal Year 1997 and Fiscal Year End Values", "Long-Term Incentive Plans", and "Section 16(a) Beneficial Reporting Compliance" in the Company's Proxy Statement.


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

               VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules





Consolidated Financial Statements

   The following consolidated financial statements of Valmont
   Industries, Inc. and subsidiaries have been incorporated by reference to pages 24 to 35 of the Company's Annual Report to Shareholders for the year ended December 27, 1997:

      Independent Auditors' Reports - 1997 and 1996 are on page 37 of the annual report. See Exhibit 99 for the Independent Auditors' Report for 1995.

      Consolidated Balance Sheets - December 27, 1997 and
      December 28, 1996

      Consolidated Statements of Operations - Three-Year
      Period Ended December 27, 1997

      Consolidated Statements of Shareholders' Equity -
      Three-Year Period Ended December 27, 1997

      Consolidated Statements of Cash Flows - Three-Year
      Period Ended December 27, 1997

      Notes to Consolidated Financial Statements - Three-
      Year Period Ended December 27, 1997


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

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
         ------------------------------------------------------------

To the Board of Directors and Shareholders of Valmont Industries, Inc.
Valley, Nebraska



We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 27, 1997 and December 28, 1996, and for the years then ended, and have issued our report thereon dated February 6, 1998; such financial statements and report are included in the 1997 Annual Report to Shareholders of the Company and are incorporated herein by reference. Our audits also included the 1997 and 1996 financial statement schedule of the Company listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 1997 and 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/S/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 6, 1998

                      INDEPENDENT AUDITORS' REPORT
                      -----------------------------



The Board of Directors and Shareholders
Valmont Industries, Inc.:


Under date of February 16, 1996, we reported on the consolidated financial statements of Valmont Industries, Inc. and subsidiaries as of December 30, 1995, and for the year then ended, as contained in the 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Valmont Industries, Inc. listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               /S/KPMG PEAT MARWICK LLP
                                                  KPMG PEAT MARWICK LLP





Omaha, Nebraska
February 16, 1996

                                                                  Schedule II
                        VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                            Valuation and Qualifying Accounts
                                 (Dollars in thousands)







                                           Balance at  Charged to  Deductions  Balance at
                                           beginning   profit and    from        close
                                           of period      loss      reserves*  of period
                                           ---------      ----      ------     ----------
Fifty-two weeks ended December 27, 1997 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
       Allowance for doubtful receivables  $ 2,299         194         361       2,132
                                           =======       =====        ====       =====

Fifty-three weeks ended December 28, 1996 -
   Reserve deducted in balance sheet from
     the asset to which it applies -
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

                                              F-4

                                   SIGNATURES

         The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 24th day of March, 1998.


                                   Valmont Industries, Inc.


                                      /S/Mogens C. Bay
                                   By___________________________
                                         Mogens C. Bay
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Valmont Industries, Inc. and in the capacities indicated on the dates indicated.

/S/ Mogens C. Bay                                               3/24/98
--------------------------          Director, President and   -----------
Mogens C. Bay                       Chief Executive Officer       Date
                                    (Principal Executive
                                    Officer)
/S/ Terry J. McClain                                            3/24/98
--------------------------          Vice President and        -----------
    Terry J. McClain                Chief Financial Officer       Date
                                    (Principal Financial
                                    Officer)
/S/ Brian C. Stanley                                            3/24/98
--------------------------          Vice President - Investor ----------
    Brian C. Stanley                Relations & Controller        Date
                                    (Principal Accounting
                                    Officer)





Robert B. Daugherty*                               John E. Jones *
Charles M. Harper*                                 Thomas F. Madison*
Allen F. Jacobson*                                 Walter Scott, Jr.*
Lloyd P. Johnson *                                 Kenneth E. Stinson*
                                                   Robert G. Wallace *

*Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of March, 1998. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

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


Exhibit 2(a) - Stock Purchase Agreement dated January 3, 1997 between
               Valmont Industries, Inc. and Chicago Miniature Lamp, Inc. This document was filed with the Company's Current Report on Form 8-K dated January 29, 1997 and is incorporated herein by reference.

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

Exhibit 4(a) - Rights Agreement dated as of December 19, 1995 between the Company and First National Bank of Omaha as Rights Agent. This document was filed with the Company's Current Report on Form 8-K dated December 19, 1995 and is incorporated herein by reference.

Exhibit 4(b) - Certificate of Adjustment dated May 30, 1997 to Rights
               Agreement dated as of December 19, 1995...................Page 17

Exhibit 10(a) - The Company's 1983 Stock Option Plan.....................Page 18

Exhibit 10(b) - The Company's 1988 Stock Plan and certain amendments.....Page 23

Exhibit 10(c) - The Company's 1996 Stock Plan.  This document was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 10(d) - The Valmont Executive Incentive Plan.  This document was Filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 30, 1995 and is incorporated herein by reference.

Exhibit 11 -    Statement Regarding Computation of Per Share Earnings....Page 33

Exhibit 13 -    The Company's Annual Report to Shareholders
                for its fiscal year ended December 27, 1997..............Page 34

Exhibit 21 -    Subsidiaries of the Company..............................Page 78

Exhibit 23(a) - Consent of Deloitte and Touche LLP.......................Page 79

Exhibit 23(b) - Consent of KPMG Peat Marwick LLP.........................Page 80

Exhibit 24 -    Power of Attorney........................................Page 81

Exhibit 27 -    Financial Data Schedule..................................Page 82

Exhibit 99 -    Independent Auditors' Report of KPMG Peat Marwick LLP....Page 84


Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10(a) through 10(d).