Form 10-Q
period 1998-03-28
VALMONT INDUSTRIES INC
filed 1998-05-04
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the First Quarter Ended                        Commission File Number
    March 28, 1998                                             0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)                 (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes__X__    No_____



As of April 23, 1998 there were outstanding 27,711,054 common shares of the registrant.


                     VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                  INDEX TO FORM 10-Q
                                  ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Financial Statements:

   Condensed Consolidated Statements of Operations for
   the thirteen weeks ended March 28, 1998 and March 29,
   1997.                                                        2

   Condensed Consolidated Balance Sheets as of March 28,
   1998 and December 27, 1997.                                  3

   Condensed Consolidated Statements of Cash Flows for
   the thirteen weeks ended March 28, 1998 and March 29,
   1997.                                                        4

   Notes to Condensed Consolidated Financial Statements         5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          7-8



PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security
           Holders                                              9

Item 6.  Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                      9
----------














                     VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except per share amounts)
                                     (Unaudited)

                                            Thirteen Weeks Ended
                                             --------------------
                                              March 28,  March 29,
                                                1998      1997
                                              -------    -------
Net sales                                    $160,587   $165,418
Cost of sales                                 117,518    120,802
                                              -------    -------
  Gross profit                                 43,069     44,616

Selling, general and administrative
  expenses                                     27,405     30,039
                                              -------    -------
  Operating income                             15,664     14,577
                                              -------    -------
Other income (deductions):
  Interest expense                             (1,038)      (898)
  Interest income                                 244         25
  Miscellaneous                                   375        250
                                              -------    -------
                                                 (419)      (623)
                                              -------    -------
  Earnings before income taxes                 15,245     13,954
                                              -------    -------
Income tax expense (benefit):
  Current                                       5,700        700
  Deferred                                       (100)     4,300
                                              -------    -------
                                                5,600      5,000
                                              -------    -------
  Net Earnings                               $  9,645   $  8,954
                                              =======    =======
  Earnings per share:
    Basic                                    $   0.35   $   0.33
                                              =======    =======
    Diluted                                  $   0.34   $   0.32
                                              =======    =======
Cash dividends per share                     $0.05625   $   0.05
                                              =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)       27,654     27,408
                                              =======    =======
Weighted average number of shares of
  common stock outstanding plus dilutive
  potential common shares (000 omitted)        28,271     27,641
                                              =======    =======

See accompanying notes to condensed consolidated financial statements.

                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (Unaudited)
                                                 March 28, December 27,
ASSETS                                             1998      1997
-----------------------------------------        -------   -------
Current assets:
  Cash and cash equivalents                    $  12,230 $  11,505
  Receivables                                    106,649   110,531
  Inventories                                     81,245    79,444
  Prepaid expenses                                 4,670     3,388
  Deferred income taxes                            8,514    13,062
                                                 -------   -------
    Total current assets                         213,308   217,930
                                                 -------   -------
Net property, plant and equipment                144,233   140,834
                                                 -------   -------
Other assets:
  Investments in nonconsolidated affiliates        4,833     4,730
  Other                                           11,417     4,558
                                                 -------   -------
    Total other assets                            16,250     9,288
                                                 -------   -------
    Total assets                               $ 373,791 $ 368,052
                                                 =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt       $   7,259 $   7,317
  Notes payable to banks                          16,119    18,545
  Accounts payable                                51,629    48,717
  Accrued expenses                                41,890    47,380
  Dividends payable                                1,557     1,555
                                                 -------   -------
    Total current liabilities                    118,454   123,514
                                                 -------   -------
Deferred income taxes                              9,270     9,038
Long-term debt, excl. current installments        24,002    20,743
Minority interest in consolidated
  subsidiaries                                     3,680     3,957
Other noncurrent liabilities                       3,729     3,698

Shareholders' equity:
  Preferred stock                                     --        --
  Common stock of $1 par value                    27,900    27,900
  Additional paid-in capital                       1,131       838
  Retained earnings                              187,449   179,360
  Accumulated Other Comprehensive Income          (1,804)     (966)
  Treasury stock                                      (7)       (8)
  Unearned restricted stock                          (13)      (22)
                                                 -------   -------
    Total shareholders' equity                   214,656   207,102
                                                 -------   -------
Total liabilities and shareholders'
  equity                                       $ 373,791 $ 368,052
                                                 =======   =======
See accompanying notes to condensed consolidated financial statements.
                                       Page 3

                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)




                                              Thirteen Weeks Ended
                                              --------------------
                                                March 28,  March 29,
                                                  1998        1997
                                                -------    -------
Net cash provided (used) by operations         $ 18,927   $ (1,294)
                                                -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment        (3,167)   (11,829)
  Acquisitions                                  (13,309)      (627)
  Change in other assets                           (994)      (578)
  Proceeds from sale of assets held for sale         --     26,903
  Proceeds from sale, net of gain,
    of property and equipment                        43         84
  Other, net                                       (253)      (149)
                                                -------    -------
    Net cash used by investment activities      (17,680)    13,804
                                                -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                                   (2,308)    (9,449)
  Proceeds from long-term borrowings              5,483         --
  Principal payments on long-term
    obligations                                  (2,035)    (1,979)
  Dividends paid                                 (1,555)    (1,367)
  Proceeds from exercises under
    stock plans                                     371        838
  Purchase of common treasury shares               (478)      (740)
                                                -------    -------
    Net cash used by
      financing activities                         (522)   (12,697)
                                                -------    -------
    Net increase (decrease) in cash and
      cash equivalents                              725       (187)

Cash and cash equivalents--beginning of
  period                                         11,505      9,483
                                                -------    -------
Cash and cash equivalents--end of period       $ 12,230   $  9,296
                                                =======    =======







See accompanying notes to condensed consolidated financial statements.



                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of March 28, 1998 and the
      Condensed Consolidated Statements of Operations for the thirteen week periods ended March 28, 1998 and March 29, 1997 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 28, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended March 28, 1998 are not necessarily indicative of the operating results for the full year.


2.   Inventories
     -----------
     Approximately 60% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).


3.   Cash Flows
     ----------
    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $1,021 and $633 for the thirteen week periods ended March 28, 1998 and March 29, 1997, respectively. Income taxes paid, net of refunds, were $598 and $490 for the thirteen week periods ended March 28, 1998 and March 29, 1997, respectively.


4.   Earnings Per Share
     ------------------
    Share and per share information have been adjusted to give effect to the two-for-one stock split effected in the form of a dividend on May 30, 1997. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share,"
     (EPS) which requires companies to present Basic EPS and Diluted
     EPS as well as to provide a reconciliation between Basic and
     Diluted EPS.  Accordingly all prior periods have been restated.
     ---------------------------------------------------------------------
                       BASIC     DILUTIVE EFFECT     DILUTED
                        EPS     OF STOCK OPTIONS       EPS
     ---------------------------------------------------------------------

1997:
   Net earnings       $ 8,954          --            $ 8,954
   Shares              27,408         233             27,641
   Per share amount   $  0.33          --            $  0.32

1998:
   Net earnings       $ 9,645          --            $ 9,645
   Shares              27,654         617             28,271
   Per share amount   $  0.35          --            $  0.34


                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in thousands)
                                    (Unaudited)
5.   Comprehensive Income
     --------------------
    Statement of Financial Standards No. 130, "Reporting Comprehensive
     Income", which is effective for fiscal years beginning after December 15, 1997, defines items such as (1) foreign currency translation adjustments, (2) unrealized gains and losses on certain investments in debt and equity securities, and (3) minimum pension liability adjustments as items of other comprehensive income and as such must be reported "in a financial statement that is displayed with the same prominence as other financial statements".

                                                 Thirteen Weeks Ended
                                                 --------------------
                                                March 28,     March 29,
                                                  1998          1997
                                                  ----          ----
    Net income                                 $ 9,645       $ 8,954

    Other comprehensive income, before tax:
      Foreign currency translation adjustments    (838)       (1,466)
                                               -------       -------
    Comprehensive income                       $ 8,807       $ 7,488
                                               =======       =======

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

Results of Operations
---------------------
For the first quarter of 1998 net sales were $160.6 million, a decrease of 2.9% from the $165.4 million for the same period last year. Last year's sales included $5.3 million from the ballast business, which was sold in the first quarter of 1997. Sales of Irrigation products for the first quarter of 1998 were at record high levels. North America irrigation sales increased from the volume reported in 1997 because farm income remained strong and more farmers converted to the Company's mechanized center-pivot and linear move irrigation equipment. Demand for replacement parts was slowed by a wet early Spring. Sales of irrigation products to South American markets for the first quarter of 1998 also increased compared to sales for the same periods a year ago.

Sales in the Industrial Products segment had an overall decline in the first quarter of 1998 as a result of lower sales of communication products. Demand for area lighting and traffic signal poles were slowed by weather delays in shipments and customers awaiting final passage of a new federal highway bill. Orders for transmission poles were strong due to alliances formed with selected customers to provide savings and custom engineering solutions to the utilities. Also, tubular product sales grew in part from the 1997 acquisition of a new high-speed tubing mill. In Europe, sales were up in local currencies, but remained flat when converted into U.S. dollars as a result of the 9-10% strengthening of the dollar from a year ago.

Due to continued softness for communication products, the Company is reorganizing its North American pole and tower business for higher efficiencies. The Company is consolidating the activities of its two smallest plants into larger facilities, implementing reductions in force in other locations and reducing other expenses. The cost of this reorganization will be absorbed in the second quarter.

Gross profit was down 3.5%, or $1.5 million, in the first quarter of 1998 compared to first quarter 1997. As a percent of sales, gross profit was 26.8% and 27.0% for the first quarters of 1998 and 1997, respectively. The first quarter 1998 gross profit increased in the Irrigation Products Segment due to larger sales volumes and improved operational performance and decreased in the Industrial Products Segment due to the lower sales of communication products compared to the same period in 1997.

Selling, general and administrative (SG&A) expenses were $27.4 million for first quarter of 1998 and $30.0 million for the same period of 1997; and, as a percent of sales, SG&A expenses for the respective quarters were 17.1% and 18.2%. The dollar amount of SG&A expenses decreased $2.6 million in 1998. The decrease in SG&A expenses from 1997 levels were in part due to the sales of the ballast business in the first quarter of 1997 which had $1.2 million of SG&A expense and a decrease in incentive accruals in 1998.

For the first quarter of 1998 interest expense was $1.0 million compared to $0.9 million in the same period of 1997. The increase in 1998 results primarily from average debt levels being higher.

The effective income tax rates for the first quarter of 1998 and 1997 were 36.7% and 35.8%, respectively, which do not vary significantly from the expected statutory rate for the periods. Decreased foreign tax benefits and increased state income taxes resulted in the higher rate in 1998.



                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

As a result of the aforementioned operating factors and general business conditions, net earnings increased to $9.6 million in the first thirteen weeks of 1998 from $9.0 million in the same period in 1997. Basic earnings per share were $0.35 and $0.33 for the first thirteen weeks of 1998 and 1997, respectively, with diluted earnings per share $0.34 and $0.32 respectively.


Liquidity and Capital Resources
-------------------------------
Net working capital at March 28, 1998 amounted to $94.9 million compared to $94.4 million at December 27, 1997. The ratio of current assets to current liabilities remained constant at 1.8:1 for the same two periods.

Expenditures for property, plant and equipment for the thirteen week period ended March 28, 1998 were approximately $3.2 million. An additional $13.3 million was spent for the acquisition of galvanizing assets at two new locations. Depreciation of property, plant & equipment was $4.5 million for the first quarter of 1998 compared to $3.7 million a year ago.

Available lines of credit total $46.5 million of which approximately $36.1 million was unused at March 28, 1998. Long-term debt was 11.2% of total capitalization at March 28, 1998 versus 10.4% at December 27, 1997.

The Company believes cash flows from operations, available credit facilities, and the present capital structure will be adequate for 1998 planned capital expenditures, for dividends and other financial commitments, and for the Company to pursue opportunities to expand its markets and businesses.


                      VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Valmont's annual shareholders' meeting was held on April 27, 1998. The shareholders voted to elect three directors, to approve an amendment to the Company's Certificate of Incorporation increasing the authorized number of common shares, and to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1998. For the annual meeting there were 27,670,846 shares outstanding and eligible to vote of which 24,731,461 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

     Election of Directors:
     (all shares shown post-split)
                                 For        Withheld         Abstain
                                 ---        --------         -------
     Charles M. Harper      24,340,008     391,453              -0-
     Lloyd P. Johnson       24,344,991     386,470              -0-
     Thomas F. Madison      24,347,135     384,326              -0-

     Proposal to amend the Certificate of Incorporation to increase authorized common stock:
                                 For             21,713,469
                                 Against          2,998,960
                                 Withheld            19,032
                                 Broker Non-vote        -0-

     Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1998:

                                 For             24,399,644
                                 Against            315,601
                                 Withheld            16,216
                                 Broker Non-vote        -0-

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------
(a)  Exhibits
     --------

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

Dated this 4TH day of May, 1998.
           ----
                                        Page 9