Form 10-Q
period 1998-06-27
VALMONT INDUSTRIES INC
filed 1998-07-27
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the Second Quarter Ended                         Commission File Number
      June 27, 1998                                           0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)                 (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes__X__    No_____



As of July 28, 1998 there were outstanding 26,431,292 common shares of the registrant.




























                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                    INDEX TO FORM 10-Q
                                    ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Condensed Financial Statements:

   Consolidated Statements of Operations for the thirteen
   and twenty-six weeks ended June 27, 1998 and
   June 28, 1997                                                 2

   Consolidated Balance Sheets as of June 27,
   1998 and December 27, 1997                                    3

   Consolidated Statement of Cash Flows for the
   twenty-six weeks ended June 27, 1998 and
   June 28, 1997                                                 4

   Notes to Consolidated Financial Statements                  5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7-8



PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Events                                            9

Item 6.  Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                       9
----------

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART I.  FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands, except per share amounts)
                                        (Unaudited)

                                       Thirteen Weeks Ended  Twenty-six Weeks Ended
                                        --------------------  ----------------------
                                         June 27,   June 28,   June 27,   June 28,
                                           1998       1997       1998      1997
                                         -------    -------    -------    -------
Net sales                               $154,340   $159,100   $314,927   $324,518
Cost of sales                            116,101    114,956    233,619    235,758
                                         -------    -------    -------    -------
  Gross profit                            38,239     44,144     81,308     88,760

Selling, general and administrative
  expenses                                25,770     27,641     53,175     57,680
                                         -------    -------    -------    -------
  Operating income                        12,469     16,503     28,133     31,080
                                         -------    -------    -------    -------
Other income (deductions):
  Interest expense                        (1,003)    (1,065)    (2,041)    (1,963)
  Interest income                            207        246        451        271
  Miscellaneous                               77       (191)       452         59
                                         -------    -------    -------    -------
                                            (719)    (1,010)    (1,138)    (1,633)
                                         -------    -------    -------    -------
  Earnings before income taxes            11,750     15,493     26,995     29,447
                                         -------    -------    -------    -------
Income tax expense:
  Current                                  3,600      6,140      9,300      6,840
  Deferred                                   700       (540)       600      3,760
                                         -------    -------    -------    -------
                                           4,300      5,600      9,900     10,600
                                         -------    -------    -------    -------
  Net Earnings                          $  7,450   $  9,893   $ 17,095   $ 18,847
                                         =======    =======    =======    =======
  Earnings per share:
    Basic                               $   0.27   $   0.36   $   0.62   $   0.69
                                         =======    =======    =======    =======
    Diluted                             $   0.26   $   0.35   $   0.60   $   0.67
                                         =======    =======    =======    =======
  Cash dividends per share              $  0.065   $0.05625   $0.12125   $0.10625
                                         =======    =======    =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)  27,713     27,486     27,684     27,447
                                         =======    =======    =======    =======
Weighted average number of shares of
    common stock outstanding plus dilutive
    potential common shares(000 omitted)  28,293     28,232     28,263     28,221
                                         =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)
                                           June 27, December 27,
ASSETS                                       1998        1997
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $   7,621 $  11,505
  Receivables                               100,516   110,531
  Assets held for sale                        3,861        --
  Inventories                                78,909    79,444
  Prepaid expenses                           10,744     3,388
  Deferred income taxes                      16,515    13,062
                                            -------   -------
    Total current assets                    218,166   217,930
                                            -------   -------
Property, plant and equipment, at cost      269,009   258,478
  Accumulated depreciation                  124,930   117,644
                                            -------   -------
    Net property, plant and equipment       144,079   140,834
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   4,832     4,730
  Other                                      12,828     4,558
                                            -------   -------
    Total other assets                       17,660     9,288
                                            -------   -------
    Total assets                          $ 379,905 $ 368,052
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   7,769 $   7,317
  Notes payable to banks                     15,449    18,545
  Accounts payable                           50,857    48,717
  Accrued expenses                           40,383    47,380
  Dividends payable                           1,800     1,555
                                            -------   -------
    Total current liabilities               116,258   123,514
                                            -------   -------

Deferred income taxes                        10,073     9,038
Long-term debt, excl. current installments 26,873 20,743 Minority interest in consolidated
  subsidiaries                                3,596     3,957
Other noncurrent liabilities                  3,850     3,698

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value               27,900    27,900
  Additional paid-in capital                  1,982       838
  Retained earnings                         193,100   179,360
  Accumulated Other Comprehensive Income     (1,785)     (966)
  Treasury stock                             (1,933)       (8)
  Unearned restricted stock                      (9)      (22)
                                            -------   -------
    Total shareholders' equity              219,255   207,102
                                            -------   -------
    Total liabilities and shareholders'
      equity                              $ 379,905 $ 368,052
                                            =======   =======

See accompanying notes to consolidated financial statements.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)
                                         Twenty-six Weeks Ended
                                         -----------------------
                                           June 27,    June 28,
                                            1998        1997
                                           -------    -------
Net cash provided by operations           $ 26,251   $ 20,240
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (10,061)   (26,936)
  Change in other assets                      (565)       810
  Acquisitions                             (14,865)      (627)
  Proceeds from investment by minority
    shareholders                                --      2,381
  Proceeds from sale of property and
    equipment                                  222         96
  Proceeds from sale of assets held for
    sale                                        --     25,000
  Other, net                                  (344)       (57)
                                           -------    -------
    Net cash provided (used) by
      investment activities                (25,613)       667
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                              (3,056)   (16,154)
  Proceeds from long-term borrowings         5,757         --
  Principal payments on long-term
    obligations                             (2,245)    (2,127)
  Dividends paid                            (3,354)    (2,739)
  Proceeds from exercises under
    stock plans                              2,222      1,247
  Proceeds from issuance of common stock        --        905
  Purchase of common treasury shares        (3,846)      (884)
                                           -------    -------
    Net cash used by
      financing activities                  (4,522)   (19,752)
                                           -------    -------
    Net increase in cash and
      cash equivalents                      (3,884)     1,155
Cash and cash equivalents--beginning of
  period                                    11,505      9,483
                                           -------    -------
Cash and cash equivalents--end of period   $ 7,621   $ 10,638
                                           =======    =======



See accompanying notes to consolidated financial statements.

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of June 27, 1998 and the
      Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 27, 1998 and June 28, 1997 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit.
      In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 27, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended June 27, 1998 are not necessarily indicative of the operating results for the full year.


2.   Inventories
     -----------
     Approximately 61% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).


3.   Cash Flows
     ----------
    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,056 and $2,112 for the twenty-six week periods ended June 27, 1998 and June 28, 1997, respectively. Income taxes paid, net of refunds, were $11,590 and $2,628 for the twenty-six week periods ended June 27, 1998 and June 28, 1997.


4.   Earnings Per Share
     ------------------
    Share and per share information have been adjusted to give effect to the two-for-one stock split effected in the form of a dividend on May 30, 1997. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share,"
     (EPS) which requires companies to present Basic EPS and Diluted EPS as well as to provide a reconciliation between Basic and Diluted EPS.
     Accordingly, all prior periods have been restated.
          ---------------------------------------------------------------------
                            BASIC     DILUTIVE EFFECT     DILUTED
                             EPS     OF STOCK OPTIONS       EPS
          ---------------------------------------------------------------------

     1997:
     Thirteen weeks ended June 28, 1997:
        Net earnings       $ 9,893          --            $ 9,893
        Shares              27,486         746             28,232
        Per share amount   $  0.36          --            $  0.35
     Twenty-six weeks ended June 28, 1997:
        Net earnings       $18,847          --            $18,847
        Shares              27,447         774             28,221
        Per share amount   $  0.69          --            $  0.67

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
(Continued)

     1998:
     Thirteen weeks ended June 27, 1998:
        Net earnings       $ 7,450          --           $ 7,450
        Shares              27,713         580            28,293
        Per share amount      0.27          --              0.26
     Twenty-six weeks ended June 27, 1998:
        Net earnings       $17,095          --           $17,095
        Shares              27,684         579            28,263
        Per share amount   $  0.62          --           $  0.60

5.   Comprehensive Income
     --------------------
     Statement of Financial Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997, defines items such as (1) foreign currency translation adjustments, (2) unrealized gains and losses on certain investments in debt and equity securities, and (3) minimum pension liability adjustments as items of other comprehensive income and as such must be reported "in a financial statement that is displayed with the same prominence as other financial statements".

                                       Thirteen Weeks Ended      Twenty-six Weeks Ended
                                       --------------------      ----------------------
                                       June 27,     June 28,     June 27,     June 28,
                                        1998          1997        1998          1997
                                        ----          ----        ----          ----
     Net income                      $ 7,450       $ 9,893     $17,095       $18,847
     Other comprehensive income,
       before tax:
       Foreign currency translation
         adjustments                      19          (390)       (819)       (1,856)
                                      ------        ------      ------        ------
     Comprehensive income            $ 7,469       $ 9,503     $16,276       $16,991
                                      ======        ======      ======        ======

6.   Treasury Stock
     --------------
     In June 1998, the Board of Directors authorized management to repurchase up to 2.7 million shares of the Company's common stock. The repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of June 27, 1998, a total of 95,100 shares had been purchased for $1,929.

7.   Use of Estimates
     ----------------
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Recently Issued Accounting Pronouncements:
     ------------------------------------------
     In June of 1998, the Financial Standards Board issued SFAS No. 133,
      "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) which is effective for all fiscal quarters after June 15, 1999. The objective of the statement is to establish accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt FAS 133 in the third quarter of 1999 and, based on current circumstances, does not believe the effect of adoption will be material.

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

Results of Operations
--------------------
Net sales for the second quarter of 1998 were $154.3 million, a decrease of 3.0% from the $159.1 million for the same period last year. Net sales for the first two quarters of 1998 were also below 1997 sales falling from $324.5 million in 1997 to $314.9 million this year.

Despite wet spring weather which slowed sales and installation of both irrigation parts and equipment, the Irrigation and Coating Group sales for the quarter and year-to-date were above last year's levels. These increased sales resulted from both the acquisition of new coating facilities and increased sales at the Company's manufacturing facility in Brazil which commenced operations in April 1997. The Industrial Products Segment posted sales declines in the second quarter and year-to-date of 1998 resulting primarily from lower sales of communication products. The delay in the signing of the federal highway bill prompted a slowing of orders and shipments of lighting and traffic signal poles, which also resulted in lower sales. However, sales in Europe were higher due to the improvement of certain economies. Backlogs also improved in Europe during the quarter, especially in France.

Due to continued softness in the communication industry, the Company in 1998 reorganized its North American pole and tower business during the second quarter for higher efficiencies. The Company consolidated the activities of its two smallest plants into larger facilities, implemented reductions in force in other locations and reduced other expenses. The cost of this reorganization was absorbed in the second quarter.

Gross profit as a percent of sales was 24.8% and 27.7% for the second quarter of 1998 and 1997, respectively. Year-to-date gross profit was 25.8% compared to 27.4% for 1998 and 1997, respectively. The decreases in margins resulted from lower volumes and competitive pricing in the Industrial Products Group.

Selling, general and administrative (SG&A) expenses were reduced to $25.8 million for second quarter of 1998 from $27.6 million for the same period of 1997. As a percent of sales, SG&A expenses for the respective quarters were 16.7% and 17.4% for the second quarters of 1998 and 1997. For the twenty-six weeks ended June 27, 1998, SG&A were also reduced to $53.2 million from $57.7 million a year earlier. As a percent of sales for the first two quarters, SG&A were 16.9% in 1998 compared to 17.7% in 1997.

For the second quarter of 1998 interest expense decreased from $1.1 million a year ago to $1.0 million this year. Year-to-date interest expense remained the same at $2.0 million. The decrease in 1998 second quarter results from average debt levels being lower.

The effective income tax rates for the first two quarters of 1998 and 1997 were 36.6% and 36.1%, respectively, which do not vary significantly from the expected statutory rate for the periods. Decreased foreign tax benefits and increased state income taxes resulted in the higher rate in 1998.

                         VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


As a result of the aforementioned operating factors and general business conditions, net earnings decreased from $18.8 million in the first twenty-six weeks of 1997 to $17.1 million in the same period this year. For the second quarter, net earnings were $9.9 million in 1997 versus $7.4 million in 1998. Diluted earnings per share were $0.67 and $0.60 for the first twenty-six weeks of 1997 and 1998, respectively and $0.35 and $0.26 for the second quarter of 1997 and 1998, respectively.


Liquidity and Capital Resources
-------------------------------

Net working capital at June 27, 1998 was $101.9 million compared to $94.4 million at December 27, 1997. The ratio of current assets to current liabilities was 1.9:1 at June 27, 1998, versus 1.8:1 at December 27, 1997.

Expenditures for property, plant and equipment for the twenty-six week period ended June 27, 1998 were approximately $10.0 million. An additional $14.9 million was spent for the acquisition of galvanizing assets at three new locations. Depreciation of property, plant and equipment was $9.2 million for the second quarter of 1998 compared to $7.5 million a year ago.

Available lines of credit total $47.8 million (of which approximately $37.4 million was unused) at June 27, 1998. Long-term debt was 12.1% of total capitalization at June 27, 1998, versus 10.4% at December 27, 1997.

The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for 1998 planned capital expenditures, for dividends and other financial commitments, and for the Company to pursue opportunities to expand its markets and businesses.

                        VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               PART II.   OTHER INFORMATION


Item 5.   OTHER INFORMATION
---------------------------
     On April 27, 1998, the Board of Directors of the Company declared a 15.5% increase in the cash dividend. The second quarter cash dividend payable in July 1998, was 6.5 cents per share up from a previous 5.625 cent quarterly rate.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
  (a)   Exhibits
        --------
        27   Financial Data Schedule

  (b)   Reports on Form 8-K
        -------------------
          The Company filed no reports on Form 8-k during the past fiscal quarter.

SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.
                                            VALMONT INDUSTRIES, INC.
                                               (Registrant)


                                            /s/Terry J. McClain
                                            ________________________
                                            Terry J. McClain
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Dated this 27th day of July, 1998.