Form 10-Q
period 1998-09-26
VALMONT INDUSTRIES INC
filed 1998-11-04
CIK 102729

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




For the Third Quarter Ended                         Commission File Number
      September 26, 1998                                           0-3701



                              VALMONT INDUSTRIES, INC.

                              Valley, Nebraska  68064
                            Telephone Number 402-359-2201




          Delaware                                         47-0351813
  (State of Incorporation)               (I.R.S. Employer Identification No.)







Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.  Yes_____    No__X__



As of October 23, 1998 there were outstanding 25,125,900 common shares of the registrant.




























                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES




                                    INDEX TO FORM 10-Q
                                    ------------------


PART I.  FINANCIAL INFORMATION                             Page No.
------------------------------                             --------

Item 1.  Condensed Consolidated Financial Statements:

   Consolidated Statements of Operations for the thirteen
   and thirty-nine weeks ended September 26, 1998 and
   September 27, 1997                                          2

   Consolidated Balance Sheets as of September 26,
   1998 and December 27, 1997                                  3

   Consolidated Statements of Cash Flows for the
   thirty-nine weeks ended September 26, 1998 and
   September 27, 1997                                          4

   Notes to Consolidated Financial Statements                  5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7-9



PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Events                                          10

Item 6.  Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                     10
----------

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             PART I.  FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands, except per share amounts)
                                        (Unaudited)

                                       Thirteen Weeks Ended  Thirty-nine Weeks Ended
                                        --------------------  ----------------------
                                         Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                           1998       1997       1998       1997
                                         -------    -------    -------    -------
Net sales                               $140,105   $136,015   $455,032   $460,533
Cost of sales                            105,199     98,269    338,818    334,027
                                         -------    -------    -------    -------
  Gross profit                            34,906     37,746    116,214    126,506

Selling, general and administrative
  expenses                                26,383     24,432     79,558     82,112
                                         -------    -------    -------    -------
  Operating income                         8,523     13,314     36,656     44,394
                                         -------    -------    -------    -------
Other income (deductions):
  Interest expense                        (1,398)    (1,002)    (3,439)    (2,965)
  Interest income                            226        132        677        403
  Miscellaneous                               27        (87)       479        (28)
                                         -------    -------    -------    -------
                                          (1,145)      (957)    (2,283)    (2,590)
                                         -------    -------    -------    -------
  Earnings before income taxes             7,378     12,357     34,373     41,804
                                         -------    -------    -------    -------
Income tax expense:
  Current                                  3,200      4,560     12,500     11,400
  Deferred                                  (500)       (60)       100      3,700
                                         -------    -------    -------    -------
                                           2,700      4,500     12,600     15,100
                                         -------    -------    -------    -------
  Net Earnings                          $  4,678   $  7,857   $ 21,773   $ 26,704
                                         =======    =======    =======    =======
  Earnings per share:
    Basic                               $   0.18   $   0.28   $   0.80   $   0.97
                                         =======    =======    =======    =======
    Diluted                             $   0.18   $   0.28   $   0.79   $   0.95
                                         =======    =======    =======    =======
  Cash dividends per share              $  0.065   $0.05625   $0.18625   $0.16250
                                         =======    =======    =======    =======
Weighted average number of shares of
  common stock outstanding (000 omitted)  26,029     27,567     27,132     27,487
                                         =======    =======    =======    =======
Weighted average number of shares of
    common stock outstanding plus dilutive
    potential common shares(000 omitted)  26,388     28,238     27,585     28,165
                                         =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)
                                       September 26, December 27,
ASSETS                                       1998        1997
-----------------------------------------   -------   -------
Current assets:
  Cash and cash equivalents               $   8,662 $  11,505
  Receivables                               104,325   110,531
  Assets held for sale                        1,450        --
  Inventories                                83,932    79,444
  Prepaid expenses                            6,061     3,388
  Deferred income taxes                      13,623    13,062
                                            -------   -------
    Total current assets                    218,053   217,930
                                            -------   -------
Property, plant and equipment, at cost      282,770   258,478
  Accumulated depreciation                  131,117   117,644
                                            -------   -------
    Net property, plant and equipment       151,653   140,834
                                            -------   -------
Other assets:
  Investments in nonconsolidated affiliates   4,832     4,730
  Other                                      22,341     4,558
                                            -------   -------
    Total other assets                       27,173     9,288
                                            -------   -------
    Total assets                          $ 396,879 $ 368,052
                                            =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------
Current liabilities:
  Current installments of long-term debt  $   7,754 $   7,317
  Notes payable to banks                     25,339    18,545
  Accounts payable                           48,005    48,717
  Accrued expenses                           43,304    47,380
  Dividends payable                           1,646     1,555
                                            -------   -------
    Total current liabilities               126,048   123,514
                                            -------   -------

Deferred income taxes                         9,316     9,038
Long-term debt, excl. current installments 73,806 20,743 Minority interest in consolidated
  subsidiaries                                3,673     3,957
Other noncurrent liabilities                  3,977     3,698

Shareholders' equity:
  Preferred stock                                --        --
  Common stock of $1 par value               27,900    27,900
  Additional paid-in capital                  1,626       838
  Retained earnings                         196,131   179,360
  Accumulated Other Comprehensive Income     (1,118)     (966)
  Treasury stock                            (44,474)       (8)
  Unearned restricted stock                      (6)      (22)
                                            -------   -------
    Total shareholders' equity              180,059   207,102
                                            -------   -------
    Total liabilities and shareholders'
      equity                              $ 396,879 $ 368,052
                                            =======   =======

See accompanying notes to consolidated financial statements.

                       VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)
                                         Thirty-nine Weeks Ended
                                         -----------------------
                                      September 26, September 27,
                                            1998        1997
                                           -------    -------
Net cash provided by operations           $ 36,834   $  9,376
                                           -------    -------
Cash flows from investment activities:
  Purchase of property, plant & equipment  (18,576)   (31,945)
  Change in other assets                      (672)       969
  Acquisitions                             (28,257)      (627)
  Proceeds from investment by minority
    shareholders                                --      2,450
  Proceeds from sale of property and
    equipment                                3,011        126
  Proceeds from sale of assets held for
    sale                                        --     25,000
  Other, net                                (1,179)      (183)
                                           -------    -------
    Net cash used by
      investment activities                (45,673)    (4,210)
                                           -------    -------
Cash flows from financing activities:
  Net borrowings under short-term
    agreements                               3,281      2,112
  Proceeds from long-term borrowings        58,267        250
  Principal payments on long-term
    obligations                             (5,223)    (4,019)
  Dividends paid                            (5,002)    (4,286)
  Proceeds from exercises under
    stock plans                              2,675      1,569
  Proceeds from issuance of common stock        --        905
  Purchase of common treasury shares       (48,002)    (2,564)
                                           -------    -------
    Net cash provided (used) by
      financing activities                   5,996     (6,033)
                                           -------    -------
    Net decrease in cash and
      cash equivalents                      (2,843)      (867)
Cash and cash equivalents--beginning of
  period                                    11,505      9,483
                                           -------    -------
Cash and cash equivalents--end of period   $ 8,662   $  8,616
                                           =======    =======



See accompanying notes to consolidated financial statements.

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)

1.   Condensed Consolidated Financial Statements
     -------------------------------------------
     The Condensed Consolidated Balance Sheet as of September 26, 1998 and the
      Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 26, 1998 and September 27, 1997 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 26, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 27, 1997 Annual Report to shareholders. The results of operations for the period ended September 26, 1998 are not necessarily indicative of the operating results for the full year.


2.   Inventories
     -----------
     Approximately 63% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).


3.   Cash Flows
     ----------
    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $2,766 and $3,099 for the thirty-nine week periods ended September 26, 1998 and September 27, 1997, respectively. Income taxes paid, net of refunds, were $12,234 and $12,803 for the thirty-nine week periods ended September 26, 1998 and September 27, 1997, respectively.


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
          ---------------------------------------------------------------------

     1997:
     Thirteen weeks ended September 27, 1997:
        Net earnings       $ 7,857          --            $ 7,857
        Shares              27,567         671             28,238
        Per share amount   $  0.28          --            $  0.28
     Thirty-nine weeks ended September 27, 1997:
        Net earnings       $26,704          --            $26,704
        Shares              27,487         678             28,165
        Per share amount   $  0.97          --            $  0.95

                 VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)
                                (Unaudited)
(Continued)

     1998:
     Thirteen weeks ended September 26, 1998:
        Net earnings       $ 4,678          --           $ 4,678
        Shares              26,029         359            26,388
        Per share amount      0.18          --              0.18
     Thirty-nine weeks ended September 26, 1998:
        Net earnings       $21,773          --           $21,773
        Shares              27,132         453            27,585
        Per share amount   $  0.80          --           $  0.79

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

                                       Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                       --------------------      ----------------------
                                      Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                        1998          1997        1998          1997
                                        ----          ----        ----          ----
     Net income                      $ 4,678       $ 7,857     $21,773       $26,704
     Other comprehensive income,
       before tax:
       Foreign currency translation
         adjustments                     667          (983)       (152)       (2,839)
                                      ------        ------      ------        ------
     Comprehensive income            $ 5,345       $ 6,874     $21,621       $23,865
                                      ======        ======      ======        ======

6.   Treasury Stock
     --------------
     In 1998, the Board of Directors authorized management to repurchase up to
      5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of September 26, 1998, a total of 2,592,460 shares had been purchased for $45,089.

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

Results of Operations
--------------------
Net sales for the third quarter of 1998 were $140.1 million, an increase of 3.0% from the $136.0 million for the same period last year. Net sales for the first three quarters of 1998 were $460.5 million, down from $455.0 million for the same period in 1997.

The Irrigation and Coating Group sales for the quarter and year-to-date were above last year's levels. These increased sales resulted from both the acquisition of new coating facilities and increased international sales. However, recent weakness in commodity prices have led to lower domestic sales and earnings of irrigation equipment in the last part of the quarter.

The Industrial Products Segment posted a sales increase in the third quarter of 1998. Year-to-date sales declined from sales levels of a year ago. Continued weakness in the wireless communication industry, a delay in the signing of the federal highway bill that slowed shipments of lighting and traffic products and lower European sales of lighting products were among the factors that contributed to sales declines. A tight labor market has slowed the ramp up in production capacity to build and ship the large backlog of the Industrial Products Segment.

Gross profit as a percent of sales was 24.9% and 27.8% for the third quarter of 1998 and 1997, respectively. Year-to-date gross profit was 25.5% compared to 27.5% for 1998 and 1997, respectively. The decreases in margins resulted from lower volumes, competitive pricing and increased overtime costs in the Industrial Products Group.

Selling, general and administrative (SG&A) expenses were $26.4 million for the third quarter of 1998 and $24.4 million for the same period of 1997. As a percent of sales, SG&A expenses for the respective quarters were 18.8% and 18.0% for the third quarters of 1998 and 1997. For the thirty-nine weeks ended September 26, 1998, SG&A expenses were $79.6 million compared to $82.1 million a year earlier. As a percent of sales SG&A expenses for the first three quarters were 17.5% in 1998 compared to 17.8% in 1997.

For the third quarter of 1998 interest expense increased to $1.4 million from $1.0 million a year ago. Year-to-date interest expense also increased to $3.4 million from $3.0 million. The increase in 1998 third quarter results from higher average debt levels.

The effective income tax rates for the first three quarters of 1998 and 1997 were 36.7% and 36.1%, respectively, which do not vary significantly from the expected statutory rate for the periods. Decreased foreign tax benefits and increased state income taxes resulted in the higher rate in 1998.

                         VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


As a result of the aforementioned operating factors and general business conditions, net earnings decreased to $26.7 million in the first thirty-nine weeks of 1998 from $21.8 million in the same period in 1997. For the third quarter, net earnings were $4.7 million in 1998 versus $7.9 million in 1997. Diluted earnings per share were $0.79 and $0.95 for the first thirty-nine weeks of 1998 and 1997, respectively and $0.18 and $0.28 for the third quarter of 1998 and 1997, respectively.


Liquidity and Capital Resources
-------------------------------

Net working capital at September 26, 1998 was $92.0 million compared to $94.4 million at December 27, 1997. The ratio of current assets to current liabilities was 1.7:1 at September 26, 1998, versus 1.8:1 at December 27, 1997.

Expenditures for property, plant and equipment for the thirty-nine week period ended September 26, 1998 were approximately $18.6 million. Cash spent for share buyback amounted to $45.8 as of September 26, 1998. An additional $28.3 million was spent for the acquisition of galvanizing assets at four new locations. Depreciation of property, plant and equipment was $13.8 million for the first three quarters of 1998 compared to $11.5 million a year ago.

Available lines of credit total $43.2 million (of which approximately $22.9 million was unused) at September 26, 1998. Long-term debt was 26.8% of total capitalization at September 26, 1998, versus 10.4% at December 27, 1997.

The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for 1998 planned capital expenditures, for dividends and other financial commitments, and as well as continuing its common share repurchase plan and to pursuing opportunities to expand its markets and businesses.


Year 2000
---------

The Company has been addressing the Year 2000 situation for over two years. The Company's plan has included remediation of mainframe legacy systems, upgrades to packaged systems, implementation of new Enterprise Resource Planning (ERP) systems in certain business units of the Company, examination and resolution of administrative and shop equipment that contain embedded chips, evaluation of the Year 2000 readiness of the Company's key suppliers and evaluation and resolution of network equipment and personal computers.

The component requiring the greatest time and having the greatest risk is the legacy system remediation. This activity has been under way since mid-1996 and is in the final systems test stage. The Company anticipates completion of this testing phase during the second quarter of 1999. Package upgrades are in final testing. The new ERP system will be implemented in the United States during the second quarter of 1999 and in Europe in the fourth quarter of 1999.

The Company has contacted most key domestic suppliers relative to their Year 2000 readiness and has received positive responses. The Company is in the process of contacting the Company's key international suppliers and anticipates completion of this phase in the first quarter of 1999. The next steps in supplier evaluation are to follow up with the critical suppliers by telephone or with visits and, additionally to identify alternative suppliers for all critical components. Completion of supplier evaluation is expected by the end of the second quarter 1999.

                         VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


The process to identify, evaluate and resolve machines and equipment with embedded chip issues has been under way for nine months. The process is essentially complete for the Company's main plant located in Valley, NE. and will be completed at all other locations by the end of the second quarter of 1999.

Since much of the network and personal computer equipment is relatively new and frequently upgraded, the majority will be inventoried and tested by the end of the first quarter of 1999.

The total cost of the Company's Year 2000 project will be less than $10 million. Approximately $6 million has been spent to date, and the remaining estimated costs of $4 million are expected to be spent by the end of 1999. Included in these amounts is the cost of installing the new ERP systems which was undertaken to both improve business and processes and also address Year 2000 issues.

The Company's greatest Year 2000 concern isthat its suppliers would be unable to deliver product and/or services in a timely fashion. The Company is currently developing contingency plans to identify alternative vendors and is considering the stockpiling of critical inventory items. Availability of power and telecommunications are required for the Company to operate effectively. These services for the most part are beyond the Company's control and alternate sources are not readily available. Since the Company is currently testing its major business systems or replacing with new systems, the Company does not consider the failure of those systems as "reasonably likely"; however, the Company is discussing contingency plans to cover key business functions for a short period of time. These contingency plans are expected to be developed by the end of the second quarter 1999.

                        VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               PART II.   OTHER INFORMATION


Item 5.   OTHER INFORMATION
---------------------------
     On August 17, 1998, the Board of Directors announced the authorization to increase the repurchase of the company's stock buyback plan by an additional 2.7 million shares, to an aggregate of 5.4 million shares. On September 8, 1998, the Board of Directors of the Company declared the third quarter cash dividend payable on October 15, 1998, of 6.5 cents per share.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
  (a)   Exhibits
        --------
        10.1 Amended Unfunded Deferred Compensation Plan for Nonemployee
             Directors

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

Dated this 30th day of October, 1998.