Form 10-K
period 1998-12-26
VALMONT INDUSTRIES INC
filed 1999-03-24
CIK 102729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 26, 1998
                           Commission File No. 0-3701
                            Valmont Industries, Inc.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                  47-0351813
---------------------------------        -------------------------------
  (State or Other Jurisdiction           (I.R.S. Employer Identification
of Incorporation or Organization)                    Number)

      Valley, Nebraska                                          68064
      ----------------                                        ----------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Phone Number, Including Area Code:  (402) 359-2201

           Securities Registered Pursuant to Section 12(g) of the Act:
                      Valmont Industries, Inc. Common Stock
                      -------------------------------------
           $1.00 Par Value - Traded NASDAQ Stock Market (Symbol VALM)
           ----------------------------------------------------------
                                (Title of Class)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X   No
                                                  -----    -----

At March 5, 1999 there were outstanding 24,528,973 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 5, 1999 was $198,421,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's annual report to shareholders for the fiscal year ended December 26, 1998 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 26, 1999 (the "Proxy Statement") are incorporated by reference in Part III.

                                                                 Page 1 of  203
                                                                           -----
                                                     Index to Exhibits, Page 13
                                                                            ----

                                     PART I
Item 1.  BUSINESS.

     (a) General Description of Business
     Valmont Industries, Inc., a Delaware Corporation, (together with its subsidiaries the "Company") is engaged in infrastructure and irrigation businesses. The Infrastructure segment involves the manufacture and distribution of engineered metal structures for the lighting, utility and wireless communication industries. The Irrigation segment involves the manufacture and distribution of agricultural irrigation equipment and related products and services. The description of Valmont's businesses set forth on pages 6 through 21 of the Company's Annual Report is incorporated herein by reference.
     The Company entered the Irrigation market in 1953 from its manufacturing location in Valley, Nebraska. The Infrastructure segment began producing and marketing engineered metal structures in the early 1960's.
     Valmont has grown internally and by acquisition. Valmont has also divested certain businesses. Valmont's business expansions during the past five years include (i) the acquisition of Microflect Company, Inc. in 1995, a manufacturer and installer of microwave communication structures, (ii) the 1996 acquisitions of TelecCentre, S.A., a French manufacturer of communication towers, and of Valmont Mastbau, KG, a German manufacturer and distributor of pole structures for the lighting market, (iii) completion of the construction in 1997 of a new galvanizing plant in West Point, Nebraska, (iv) the acquisition in 1997 of a 70% interest in Valmont Services Irrigacao, Ltd., a Brazilian manufacturer of mechanized irrigation equipment, (v) the acquisition of two galvanizing facilities in Tualatin, Oregon and in Lindon, Utah in January of 1998, (vi) the expansion of facilities in Siedlce, Poland during 1997 and (vii) the acquisition of two additional galvanizing facilities in California and Oklahoma and the purchase of Cascade Earth Sciences, Ltd., a firm providing consulting services for environmental and wastewater management projects during 1998. Divestitures during the past five years include the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business.


     (b) Operating Segments

     The Company's business activities are currently classified into the following operating segments:

     Infrastructure - This segment consists of the manufacture and distribution of engineered metal structures and related products for the lighting, utility and wireless communications industries.

     Irrigation - This segment includes the manufacture and distribution of agricultural irrigation equipment and related products and services.

     In addition to these two reportable segments, the Company has several other businesses that do not fit within the reportable segments listed above, and are not individually more than 10% of combined net sales. These businesses include custom coatings, steel tubing, pressure vessels, machine tool accessories and industrial fasteners.
     The amounts of revenues, operating income and total assets attributable to each segment for each of the last three years are set forth on page 45 of the Annual Report and incorporated herein by reference.

     (c) Narrative Description of Business

     PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED.
     The information called for by this item is hereby incorporated by reference to pages 11 through 21 in the Company's Annual Report.

     SUPPLIERS AND AVAILABILITY OF RAW MATERIALS.
     Hot rolled steel coil and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for the Industrial Products and Irrigation Products segments. These essential items are purchased from steel mills and steel service centers and are readily available. It is not likely that key raw materials would be unavailable for extended periods.

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


     BACKLOG.
     The backlog of orders for the principal products manufactured and marketed was approximately $106.3 million at the end of the 1998 fiscal year and $125.6 million at the close of 1997. It is anticipated that most of the backlog of orders will be filled during fiscal year 1999. At year end, the backlog by segment was as follows (dollar amounts in millions):

                                                         Dec. 26,          Dec. 27,
                                                           1998               1997
                                                        ---------         ---------

Infrastructure                                          $   70.3              86.2
Irrigation                                                  21.1              30.7
Other                                                       14.9               8.7
                                                          ------             -----
                                                        $  106.3             125.6
                                                          ------             -----
                                                          ------             -----

     COMPETITIVE CONDITIONS.
     In the Infrastructure segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic, utility and wireless communication industries. The Irrigation segment involves the development, manufacture and distribution of mechanized irrigation equipment and related products for both the U.S. and international markets. The Company believes it is the world's leading manufacturer of mechanized irrigation systems. The Company delivers a broad line of custom engineered tubular steel products and manufactures and distributes fasteners. In addition, the Company supplies custom coating services. The key competitive strategy used by the Company in each segment is one of high quality and service.

     RESEARCH ACTIVITIES.
     The information called for by this item is hereby incorporated by reference to the "Research and Development" on page 43 in the Company's Annual Report.

     ENVIRONMENTAL DISCLOSURE.
     The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although the Company continues to incur expenses and to make capital expenditures related to environmental protection, it does not anticipate that future expenditures will materially impact the financial condition of the Company.

     NUMBER OF EMPLOYEES.
     At December 26, 1998, the number of employees was 3,869.

     GEOGRAHPIC AREAS.
     Valmont's international sales activity encompasses approximately ninety foreign countries. The information called for by this item is hereby incorporated by reference to "Summary by Geographical Area" on page 45 in the Annual Report.


Item 2.  PROPERTIES.

     The Company's primary plant and offices are located on a 352 acre site near Valley, Nebraska, which is approximately twenty miles west of Omaha, Nebraska. 336 of the acres are owned in fee. The other 16 acres are leased on a yearly basis from the Union Pacific Railroad Company, which serves the Company's primary plant, and which is entitled to terminate the lease on a one-year notice in the event that the land is required for railroad operations. The Valley, Nebraska location is used in common as the primary facilities by Irrigation segment and certain Infrastructure segment administrative and operating personnel. The Infrastructure segment's other significant properties are administrative, manufacturing and distribution facilities at Elkhart, Indiana, Tulsa, Oklahoma and Brehnam, Texas. The Oklahoma facility has 350,000 square feet under roof on 24 acres of land whereas the Texas facility is located on 109 acres and has eight buildings, with 318,000 square feet under roof. Additionally the infrastructure segment leases office and plant facilities in Salem, Oregon under long-term leases. Overseas the Infrastructure segment has four locations in France, and one plant in each of the following countries: the Netherlands; Germany; Poland; and China. The Irrigation segment in addition to its operations at Valley, Nebraska, operates a mechanized irrigation facility in Uberaba, Brazil consisting of 135,000 square feet and a manufacturing facility for irrigation systems in Madrid, Spain. Currently under construction is a 310,000 square feet manufacturing facility in McCook, Nebraska, that will produce mechanized irrigation system components. The protective coatings division operates a 50,000 square foot facility in West Point, Nebraska and rents galvanizing facilities in Tualatin, Oregon, and Lindon, Utah; these two sites are 68,000 square feet and 36,000 square feet, respectively. During 1998 two additional coating plants were acquired that are located in Long Beach, California and Tulsa, Oklahoma. The Company operates other facilities as set forth on page 8 of the Company's Annual Report, which information is incorporated herein by reference.


Item 3.  PENDING LEGAL PROCEEDINGS.

     The Company is involved in a limited number of legal actions. Management believes that the ultimate resolution of all pending litigation will not have a material adverse effect on the Company's financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were not any matters submitted for stockholder vote during the fourth quarter of 1998.


EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company at December 26, 1998, their ages, positions held, and the business experience of each during the past five years are, as follows:

     Mogens C. Bay, Age 50, Chairman and Chief Executive Officer of the Company since January 1997. President and Chief Executive Officer of the Company from August 1993 to December 1996 and Director of the Company since October 1993.

     Vincent T. Corso, Age 51, Senior Vice President, Chief Operating Officer of the Company since September of 1998. Group President and Chief Operating Officer-Irrigation & Coatings Group from December 1996 until September of 1998. Vice President - Operations from June 1994 until December 1996. Previously served as Vice President - Corporate Manufacturing, Emerson Electric from 1992 to June 1994.

     Thomas P. Egan, Jr., Age 50, Vice President, Corporate Counsel and Secretary of the Company since 1984.

     Terry J. McClain, Age 51, Senior Vice President and Chief Financial Officer. Previously Vice President and Chief Financial Officer of the Company from January 1994 until December 1996.

     E. Robert Meaney, Age 51, Senior Vice President - Valmont International since September 1998. President and Chief Operating Officer - Valmont International from February 1994 to September 1998.

     Brian C. Stanley, Age 56, Vice President - Controller of the Company since January 1994.

     Mark E. Treinen Age 43, Vice President - Business Development since January 1994.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.


Item 6.  SELECTED FINANCIAL DATA.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by items 5, 6 and 7 is hereby incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:

                                                                  Page(s) In
                                                                    Annual
  Item   Caption in Annual Report                                   Report
  ----   ------------------------                                 ----------

    5    Stock Trading                                                48
    5    Stock Market Price and Dividends Declared                    46
    5    Approximate Number of Shareholders                         34 - 35
    5&6  Selected Eleven Year Financial Data                        34 - 35
    7    Management's Discussion and Analysis                       29 - 33


    7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by item 7A is hereby incorporated by reference to the captioned paragraph, Risk Management, in the Company's Annual Report on Page 32.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements called for by this item are hereby incorporated by reference to the Company's Annual Report as set forth on pages 36 through 45, together with the independent auditors' report on page 47. The supplemental quarterly financial information is incorporated herein by reference to page 46 of the Company's Annual Report


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Item 11. EXECUTIVE COMPENSATION.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is hereby incorporated by reference to the sections entitled "Certain Shareholders", "Election of Directors", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 1998", "Options Exercised in Fiscal Year 1998 and Fiscal Year End Values", "Long-Term Incentive Plans", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.



(a)(1)(2) FINANCIAL STATEMENTS. See index to financial statement schedules on page F-1.


(a)(3)        EXHIBITS.  See exhibit index, incorporated herein by reference.


(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the past fiscal quarter.

                    VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules


Consolidated Financial Statements

     The following consolidated financial statements of Valmont Industries, Inc. and subsidiaries have been incorporated by reference to pages 36 to 45 of the Company's Annual Report to Shareholders for the year ended December 26, 1998:

          Independent Auditors' Reports - Page 47 of the annual report.

          Consolidated Balance Sheets - December 26, 1998 and December 27, 1997

          Consolidated Statements of Operations - Three-Year Period Ended December 26, 1998

          Consolidated Statements of Shareholders' Equity - Three-Year Period Ended December 26, 1998

          Consolidated Statements of Cash Flows - Three-Year Period Ended December 26, 1998

          Notes to Consolidated Financial Statements - Three- Year Period Ended December 26, 1998

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

                                       F-1

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Valmont Industries, Inc.


We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 26, 1998 and December 27, 1997, and for each of the three years in the period ended December 26,1998, and have issued our report thereon dated February 5, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Omaha, Nebraska
February 5, 1999






                                   F-2

                                                                    Schedule II

                    VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)




                                          Balance at  Charged to  Deductions  Balance at
                                          beginning   profit and    from        close
                                          of period      loss      reserves*  of period
                                          ---------   ----------  ----------  ---------

Fifty-two weeks ended December 26, 1998
 Reserve deducted in balance sheet from
     the asset to which it applies -
       Allowance for doubtful receivables  $ 2,132     1,522           233      3,421
                                           -------     -----         -----      -----
                                           -------     -----         -----      -----

Fifty-three weeks ended December 27, 1997
 Reserve deducted in balance sheet from
     the asset to which it applies -
       Allowance for doubtful receivables  $ 2,299      194            361      2,132
                                           -------     -----         -----      -----
                                           -------     -----         -----      -----

Fifty-two weeks ended December 28, 1996
 Reserve deducted in balance sheet from
     the asset to which it applies -
       Allowance for doubtful receivables  $ 2,941      796          1,438      2,299
                                           -------     -----         -----      -----
                                           -------     -----         -----      -----


*The deductions from reserves are net of recoveries.

                                              F-4

                                   SIGNATURES

     The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 24th day of March,1999.


                                   Valmont Industries, Inc.


                                   By: /S/Mogens C. Bay
                                       ----------------------------------
                                         Mogens C. Bay
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Valmont Industries, Inc. and in the capacities indicated on the dates indicated.

/S/ Mogens C. Bay                                               3/24/99
--------------------------          Director, President and   -----------
    Mogens C. Bay                   Chief Executive Officer       Date
                                    (Principal Executive
                                    Officer)
/S/ Terry J. McClain                                            3/24/99
--------------------------          Vice President and        -----------
    Terry J. McClain                Chief Financial Officer       Date
                                    (Principal Financial
                                    Officer)
/S/ Brian C. Stanley                                            3/24/99
--------------------------          Vice President - Investor  ----------
    Brian C. Stanley                Relations & Controller        Date
                                    (Principal Accounting
                                    Officer)





Robert B. Daugherty*                               John E. Jones *
Charles M. Harper*                                 Thomas F. Madison*
Allen F. Jacobson*                                 Walter Scott, Jr.*
Lloyd P. Johnson *                                 Kenneth E. Stinson*
Robert G. Wallace *                                Charles D. Pebbler, Jr.*
                                                   Bruce Rhode*

*Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of March, 1999. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.


                          By  /S/ Mogens C. Bay
                             -------------------------
                                  Mogens C. Bay
                                Attorney-in-Fact

                                INDEX TO EXHIBITS

     This Exhibit Index relates to exhibits filed as a part of this Report. Numbers are assigned to exhibits in accordance with Item 601 of Regulation S-K. Page numbers relate to the pages in the sequential numbering system where the exhibits can be found (for those exhibits which are not incorporated by reference).



Exhibit 3(i)   - The Company's Certificate of Incorporation, as amended.
                 This document was filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and is incorporated herein by reference.

Exhibit 3(ii)  - The Company's By-Laws, as amended.                    Page  15

Exhibit 4(i)   - Rights Agreement dated as of December 19, 1995 between
                 the Company and First National Bank of Omaha as Rights Agent. This document was filed with the Company's Current Report on Form 8-K dated December 19, 1995 and is incorporated herein by reference.

Exhibit 4(ii)  - Certificate of Adjustment dated May 30, 1997 to Rights
                 Agreement dated as of December 19, 1995. This document was filed as Exhibit 4(b) with the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1997 and is incorporated herein by reference.


Exhibit 4(iii) - The Company's Credit Agreement with The Bank of New
                 York dated October 7, 1997 as amended.                 Page 31


Exhibit 10(i)  - The Company's 1988 Stock Plan and certain amendments.
                 This document was filed as Exhibit 10(a) with the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1997 and is incorporated herein by reference.

Exhibit 10(ii) - The Company's 1996 Stock Plan. This document was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 10(iii) - The Valmont Executive Incentive Plan. This document was Filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and is incorporated herein by reference.

Exhibit 10(iv) - The Amended Unfunded Deferred Compensation Plan for
                 Nonemployee Directors. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1998 and is incorporated herein by reference.

Exhibit 13 -  The Company's Annual Report to Shareholders
              for its fiscal year ended December 26, 1998..............Page 148

Exhibit 21 -  Subsidiaries of the Company..............................Page 201

Exhibit 23 -  Consent of Deloitte and Touche LLP.......................Page 202

Exhibit 24 -  Power of Attorney........................................Page 203

Exhibit 27 -  Financial Data Schedule..................................Page 204



     Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

     Management contracts and compensatory plans are set forth as exhibits 10(i) through 10(iv).