Form 10-Q
period 1999-03-27
VALMONT INDUSTRIES INC
filed 1999-05-06
CIK 102729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the First Quarter Ended                                  Commission File Number
                     March 27, 1999                                                0-3701

                            ------------------------

                            VALMONT INDUSTRIES, INC.

                             Valley, Nebraska 68064

                         Telephone Number 402-359-2201

                        DELAWARE                                                 47-0351813
                (State of Incorporation)                            (I.R.S. Employer Identification No.)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes / / No /X/

    As of April 28, 1999 there were outstanding 24,241,909 common shares of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                            ------------------------

PART I. FINANCIAL INFORMATION                                                                              PAGE NO.
--------------------------------------------------------------------------------------------------------  -----------

Item 1. Condensed Consolidated Financial Statements:

  Consolidated Statements of Operations for the thirteen weeks ended March 27, 1999 and March 28,
    1998................................................................................................           3

  Consolidated Balance Sheets as of March 27, 1999 and December 26, 1998................................           4

  Consolidated Statements of Cash Flows for the thirteen weeks ended March 27, 1999 and March 28,
    1998................................................................................................           5

  Notes to Consolidated Financial Statements............................................................         6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........       10-12

PART II. OTHER INFORMATION
--------------------------------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.............................................          13

Item 6. Exhibits and Reports on Form 8-K................................................................          14

SIGNATURES..............................................................................................          15

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                            ----------------------
                                                                                            MARCH 27,   MARCH 28,
                                                                                               1999        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  154,403  $  160,587
Cost of sales.............................................................................     114,005     117,518
                                                                                            ----------  ----------
  Gross profit............................................................................      40,398      43,069
Selling, general and administrative expenses..............................................      29,483      27,405
                                                                                            ----------  ----------
  Operating income........................................................................      10,915      15,664
                                                                                            ----------  ----------
Other income (deductions):
  Interest expense........................................................................      (1,905)     (1,038)
  Interest income.........................................................................         230         244
  Miscellaneous...........................................................................         (79)        375
                                                                                            ----------  ----------
                                                                                                (1,754)       (419)
                                                                                            ----------  ----------
  Earnings before income taxes............................................................       9,161      15,245
                                                                                            ----------  ----------
Income tax expense:
  Current.................................................................................       5,500       5,700
  Deferred................................................................................      (2,100)       (100)
                                                                                            ----------  ----------
                                                                                                 3,400       5,600
                                                                                            ----------  ----------
  Net Earnings............................................................................  $    5,761  $    9,645
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Earnings per share:
    Basic.................................................................................  $     0.23  $     0.35
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Diluted...............................................................................  $     0.23  $     0.34
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Cash dividends per share................................................................  $    0.065  $  0.05625
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of shares of common stock outstanding (000 omitted)...............      24,588      27,654
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Weighted average number of shares of common stock outstanding plus dilutive potential
    common shares (000 omitted)...........................................................      24,784      28,271
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 26,
                                                                                                         1998
                                                                                         MARCH 27,   ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
                                        ASSETS

Current assets:
  Cash and cash equivalents...........................................................   $   8,209    $    7,580
  Receivables.........................................................................     108,592       115,843
  Inventories.........................................................................      76,866        77,694
  Prepaid expenses....................................................................       5,216         5,297
  Refundable and deferred income taxes................................................       9,310        13,532
                                                                                        -----------  ------------
    Total current assets..............................................................     208,193       219,946
                                                                                        -----------  ------------
Property, plant and equipment, at cost................................................     307,105       292,944
  Less accumulated depreciation and amortization......................................     140,659       135,497
                                                                                        -----------  ------------
    Net property, plant and equipment.................................................     166,446       157,447
                                                                                        -----------  ------------
Goodwill and other assets.............................................................      24,963        29,564
                                                                                        -----------  ------------
    Total assets......................................................................   $ 399,602    $  406,957
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt..............................................   $   5,713    $    5,737
  Notes payable to banks..............................................................      20,877        25,494
  Accounts payable....................................................................      46,115        45,996
  Accrued expenses....................................................................      45,904        41,646
  Dividends payable...................................................................       1,581         1,607
                                                                                        -----------  ------------
    Total current liabilities.........................................................     120,190       120,480
                                                                                        -----------  ------------
Deferred income taxes.................................................................      10,293        11,984
Long-term debt, excl. current installments............................................      87,503        90,481
Minority interest in consolidated subsidiaries........................................       5,395         3,862
Other noncurrent liabilities..........................................................       4,274         4,237

Shareholders' equity:
  Preferred stock.....................................................................          --            --
  Common stock of $1 par value........................................................      27,900        27,900
  Additional paid-in capital..........................................................       1,280         1,280
  Retained earnings...................................................................     204,573       200,393
  Accumulated other comprehensive income..............................................      (4,689)       (1,423)
  Treasury stock......................................................................     (57,117)      (52,235)
  Unearned restricted stock...........................................................          --            (2)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................     171,947       175,913
                                                                                        -----------  ------------
    Total liabilities and shareholders' equity........................................   $ 399,602    $  406,957
                                                                                        -----------  ------------
                                                                                        -----------  ------------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             THIRTEEN WEEKS ENDED
                                                                                            ----------------------
                                                                                            MARCH 27,   MARCH 28,
                                                                                               1999        1998
                                                                                            ----------  ----------
Net cash provided by operations...........................................................  $   23,725  $   18,927
                                                                                            ----------  ----------
Cash flows from investment activities:
  Purchase of property, plant & equipment.................................................     (11,116)     (3,167)
  Acquisitions............................................................................      (2,854)    (13,309)
  Proceeds from long-term borrowings......................................................          --       5,483
  Proceeds from sale of property and equipment............................................          79          43
  Proceeds from investment by minority shareholder........................................         134          --
  Proceeds from sale of nonconsolidated affiliate.........................................       8,294          --
  Changes in other assets.................................................................        (185)       (994)
  Other, net..............................................................................         130        (253)
                                                                                            ----------  ----------
    Net cash used in investing activities.................................................      (5,518)    (12,197)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Net repayments under short-term agreements..............................................      (7,955)     (2,308)
  Principal payments on long-term obligations.............................................      (2,274)     (2,035)
  Dividends paid..........................................................................      (1,607)     (1,555)
  Proceeds from exercises under stock plans...............................................          16         371
  Purchase of common treasury shares:
    Stock repurchase program..............................................................      (4,883)         --
    Stock plan exercises..................................................................         (15)       (478)
                                                                                            ----------  ----------
    Net cash used by financing activities.................................................     (16,718)     (6,005)
                                                                                            ----------  ----------
Effect of exchange rate changes on cash and and cash equivalents..........................        (860)         --
                                                                                            ----------  ----------
    Net increase in cash and cash equivalents.............................................         629         725
Cash and cash equivalents--beginning of period............................................       7,580      11,505
                                                                                            ----------  ----------
Cash and cash equivalents--end of period..................................................  $    8,209  $   12,230
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of March 27, 1999 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 27, 1999 and March 28, 1998 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 27, 1999 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The results of operations for the period ended March 27, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Approximately 62% of the Company's inventories are valued at cost on the basis of the last-in first-out (LIFO) dollar value method under the natural business unit concept, which is not in excess of market (net realizable value). As a result, it is not possible to segregate the inventories into their component values of raw material, work-in-process and finished goods. All other inventories are valued at lower of first-in first-out (FIFO) cost or market (net realizable value).

3.  CASH FLOWS

    The Company considers cash and cash investments with a maturity of three months or less when purchased, to be cash equivalents. Interest paid was $1,986 and $1,021 for the thirteen week periods ended March 27, 1999 and March 28, 1998, respectively. Income taxes paid, net of refunds, were $651 and $598 for the thirteen week periods ended March 27, 1999 and March 28, 1998, respectively.

4.  EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                                                       DILUTIVE EFFECT
                                                                             OF           DILUTED
                                                           BASIC EPS    STOCK OPTIONS       EPS
                                                           ---------  -----------------  ---------
Thirteen weeks ended March 28, 1998:
  Net earnings...........................................  $   9,645             --      $   9,645
  Shares outstanding.....................................     27,654            617         28,271
  Per share amount.......................................  $    0.35             --      $    0.34

Thirteen weeks ended March 27, 1999:
  Net earnings...........................................  $   5,761             --      $   5,761
  Shares outstanding.....................................     24,588            196         24,784
  Per share amount.......................................       0.23             --           0.23

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

5.  COMPREHENSIVE INCOME

                                                                           THIRTEEN WEEKS ENDED
                                                                         ------------------------
                                                                          MARCH 27,    MARCH 28,
                                                                            1999         1998
                                                                         -----------  -----------
Net earnings...........................................................   $   5,761    $   9,645
Currency translation adjustments.......................................      (3,266)        (838)
                                                                         -----------  -----------
    Total comprehensive income.........................................   $   2,495    $   8,807
                                                                         -----------  -----------
                                                                         -----------  -----------

6.  TREASURY STOCK

    In 1998, the Board of Directors authorized management to repurchase up to
5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of March 27, 1999, a total of 0.386 million shares had been purchased for $4.9 during 1999.

7.  BUSINESS SEGMENTS

                                                                            FIRST QUARTER
                                                                         THIRTEEN WEEKS ENDED
                                                                        ----------------------
                                                                        MARCH 27,   MARCH 28,
                                                                           1999        1998
                                                                        ----------  ----------
NET SALES
  Irrigation..........................................................  $   71,372  $   82,117
  Infrastructure......................................................      78,878      72,665
  Other...............................................................       7,931       9,131
  Less: Intersegment sales............................................      (3,778)     (3,326)
                                                                        ----------  ----------
    Total.............................................................  $  154,403  $  160,587
                                                                        ----------  ----------
                                                                        ----------  ----------

OPERATING INCOME
  Irrigation operations...............................................  $    9,661  $   14,265
  Gain on sale of investment..........................................       2,823          --
                                                                        ----------  ----------
    Total Irrigation..................................................      12,484      14,265
                                                                        ----------  ----------
  Infrastructure operations...........................................         396       1,067
  Impairment charge...................................................      (2,431)         --
                                                                        ----------  ----------
    Total Infrastructure..............................................      (2,035)      1,067
                                                                        ----------  ----------
Other.................................................................         466         332
                                                                        ----------  ----------
    Total.............................................................  $   10,915  $   15,664
                                                                        ----------  ----------
                                                                        ----------  ----------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

7.  BUSINESS SEGMENTS (CONTINUED)
    The Company reorganized its businesses on a world-wide product line basis during the first quarter of 1999 and has two reportable segments:

        IRRIGATION: This segment consists of the manufacture and distribution of agricultural irrigation equipment, tubular products and related parts and services;

        INFRASTRUCTURE: This segment includes the manufacture and distribution of engineered metal structures and coatings services for the lighting, utility and wireless communications industries.

    In addition to these two reportable segments the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include pressure vessels, machine tool accessories and industrial fasteners are reported in the "Other" category. For fiscal years 1996 and 1997, the "Other" category also includes the ballast business that was sold in January, 1997. Following is a restatement of the 1998 Annual Report Segment Information to conform with the first quarter 1999 reorganization:

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
NET SALES
Irrigation...............................................     252,745     271,512     239,989
Infrastructure...........................................     327,393     320,052     281,195
Other....................................................      36,826      42,302     133,163
Less: Intersegment sales.................................     (10,657)    (11,360)     (9,816)
                                                           ----------  ----------  ----------
  Total..................................................     606,307     622,506     644,531
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

OPERATING INCOME
Irrigation...............................................      31,579      34,239      29,195
Infrastructure...........................................      14,256      25,495      21,105
Other....................................................       1,917       2,256     (13,656)
                                                           ----------  ----------  ----------
  Total..................................................      47,752      61,990      36,644
Interest expense--net....................................      (4,846)     (2,831)     (3,608)
Miscellaneous............................................         630        (215)         12
                                                           ----------  ----------  ----------
  Earnings before income taxes...........................      43,536      58,944      33,048
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

TOTAL ASSETS
Irrigation...............................................     132,654     122,456      95,219
Infrastructure...........................................     255,122     227,689     195,972
Other....................................................      19,181      17,907      50,457
                                                           ----------  ----------  ----------
  Total..................................................     406,957     368,052     341,648
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

7.  BUSINESS SEGMENTS (CONTINUED)

                                                              1998        1997        1996
                                                           ----------  ----------  ----------
CAPITAL EXPENDITURES
Irrigation...............................................      16,652      12,181      11,129
Infrastructure...........................................      10,344      24,743      20,256
Other....................................................       2,671       2,191       4,174
                                                           ----------  ----------  ----------
  Total..................................................      29,667      39,115      35,559
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

DEPRECIATION AND AMORTIZATION
Irrigation...............................................       5,295       4,355       3,794
Infrastructure...........................................      13,791      11,363      10,343
Other....................................................         757         719         695
                                                           ----------  ----------  ----------
  Total..................................................      19,843      16,437      14,832
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

8.  USE OF ESTIMATES

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

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis contains forward looking statements which reflect management's current view and estimates of future economic and market circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, actions and policy changes of domestic and foreign governments and other risks described from time to time in the Company's reports to the Securities and Exchange Commission. Any changes in such assumptions or factors could produce significantly different results.

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the first quarter of 1999 were $154.4 million, a decrease of 3.9% from $160.6 million for the same period last year. The reduction in 1999 was attributable to lower sales in the irrigation segment and was offset in part by increased sales in the infrastructure segment.

    Gross profit margin was 26.2% for the thirteen week period in 1999 compared to 26.8% for the same period of 1998. Selling, general and administrative expenses increased from $27.4 million (17.1% of sales) in the first quarter of 1998 to $29.5 million (19.1% of sales) for the first quarter of 1999. Operating income for the first quarter of 1999 was $10.9 million, down from $15.7 million for the same period in 1998.

    Net interest expense was $1.7 million for the first quarter of 1999 up from the $0.8 million incurred in 1998. This reflects the higher average borrowings. Decreased tax benefits from exports resulted in the effective tax rate being increased for the first quarter in 1999 to 37.1% up from 36.7% for the first quarter in 1998.

    Net earnings decreased 40.3% to $5.8 million and diluted earnings per share decreased 31.4% to $0.23. The lower percentage decrease in earnings per share compared to net earnings was attributable to the Company's repurchase of shares during 1998 and 1999.

IRRIGATION SEGMENT

    The Irrigation segment net sales for the quarter decreased in 1999 compared to 1998 by 13.1%. Operating income declined 12.5% from $14.3 million to $12.5 million. Included in this year's operating income is a gain from the sale of an investment of $2.8 million. Excluding this gain, 1999 operating income solely from operations decreased 32.3% from 1998 operating income. Domestically, sales decreased as a result of farmers' concern about low agricultural commodity prices and the uncertainty over spring planting intentions as well as the potential size of the 1999 crop. Weakness in the agricultural market also lowered the Company's tubing sales. International sales in the irrigation segment increased in Europe, Latin America and Asia. The Company's plant in Brazil expanded its market share, increased sales and operating income in local currency and increased operating income in U.S. dollars despite a currency devaluation during the quarter.

INFRASTRUCTURE SEGMENT

    Net sales for the first quarter in the Infrastructure segment increased 8.6% to $78.9 million in 1999 from $72.7 million in 1998. Sales improved for poles and structures for lighting, traffic, and utility as well as for coating services. Domestically, lighting and traffic sales increased due to improvement in overall

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

market conditions over last year. Demand for capacity and distribution needs by electric utility customers drove an increase in sales for utility poles and structures. Sales of communication poles were down domestically in the first quarter of 1999 due to an ongoing slowdown in the network build-out by the primary U.S. service providers of wireless communications. Internationally, the Company's plant in China showed increased sales in lighting and communication pole sales, In Europe, a market delay caused by adverse weather conditions resulted in lower lighting sales. Acquisitions during 1998 of protective coating facilities also increased sales volumes during the first quarter of 1999. For the first thirteen weeks of 1999, the Infrastructure segment reported an operating loss of $2.0 million in 1999 compared to an operating profit of $1.1 million in 1998. The operating loss included an impairment charge to adjust the asset values to their fair values and record severance costs related to a reduction in size of a communication tower facility in France (Note 7). Operating income before the charge declined $0.7 million in 1999 from 1998 first quarter results. Operating margins improved for domestic lighting and utility products as the backlog of lower margin business has been completed. Operating income in the Coatings division increased from the 1998 acquisitions, while margins in the Communication business declined due to lower sales volumes.The Company's margins in lighting and utility domestically is showing improvement as backlog business of lower margins is completed. Also, 1998 cost cutting measures have resulted in improvements in operating income. Coatings increased operating income by 199% from 1998 results benefiting from new operations acquired in 1998. Communication poles and towers operating income decrease by $1.7 million in the first quarter of 1999 from 1998 first quarter. Due to seasonality of the construction market, the first quarter results of the infrastructure segment normally lags the rest of the year results.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at March 27, 1999 was $88.0 million compared to $99.5 million at December 26, 1998. The ratio of current assets to current liabilities was 1.7:1 at March 27, 1999, versus 1.8:1 at December 26, 1998.

    Expenditures for property, plant and equipment for the thirteen period ended March 27, 1999 were approximately $11.1 million. Included in these expenditures are building and site work at the new irrigation facility in McCook, NE. and the new coatings facility in Tulsa, OK. An additional $2.9 million was invested in two retail irrigation outlets. During the quarter, the Company repurchased 385,600 shares for $4.9 million. Depreciation of property, plant and equipment was $5.0 million for the first quarter of 1999 compared to $4.5 million a year ago.

    Available lines of credit total $43.7 million (of which approximately $31.5 million was unused) at March 27, 1999. Long-term debt was 30.5% of total capitalization at March 27, 1999, versus 30.3% at December 26, 1998.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for 1999 planned capital expenditures, dividends and other financial commitments, and as well as continuing its common share repurchase plan and pursuing opportunities to expand its markets and businesses.

YEAR 2000

    The following comments are to be considered in addition to the disclosure of the Company's 1998 annual report of the Form 10-K filed with the Securities and Exchange Commission. At March 27, 1999, the Company estimates to be 75% complete in its overall compliance efforts. Areas nearly completed include plant equipment, plant facilities, data trading partners and suppliers. Approximately $6.5 million

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

has been spent to date, with the remaining estimated costs of $3.5 million expected to be spent by the end of the year.

    The Company estimates completion of the process to identify, evaluate and resolve machines and equipment with embedded chips by June 30, 1999. Completion of supplier evaluation is also expected by the end of the second quarter of 1999.

    It is further expected that by the end of the third quarter the Company should have also completed all Year 2000 planning domestically and with international planning being completed by the end of the fourth quarter. The majority of the network and personal computer equipment should be inventoried and tested by the end of the third quarter.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Valmont's annual shareholders' meeting was held on April 26, 1999. The share-holders voted to elect three directors, to approve the Valmont 1999 Stock Plan, and to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1999. For the annual meeting there were 24,608,873 shares outstanding and eligible to vote of which 21,980,334 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

    Election of Directors:

                                                                  FOR        WITHHELD      ABSTAIN
                                                              ------------  -----------  -----------
Mogens C. Bay...............................................    21,946,373      33,961          -0-
John E. Jones...............................................    21,943,642      36,692          -0-
Walter Scott, Jr............................................    21,941,392      38,942          -0-

    Following the election of these officers the Board of Directors numbered nine members.

    Proposal to approve the Valmont Stock Plan:

For.............................................  17,469,796
Against.........................................  2,917,280
Withheld........................................    133,406
Abstain.........................................        -0-

    Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 1999:

For.............................................  20,305,614
Against.........................................    332,908
Withheld........................................  1,341,812
Abstain.........................................        -0-

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.1  Valmont 1999 Stock Plan
 27    Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-k during the past fiscal quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                           VALMONT INDUSTRIES, INC.
                                                 (Registrant)

                                By:             /s/ TERRY J. MCCLAIN
                                     -----------------------------------------
                                                  Terry J. McClain
                                                 VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

Dated this 6th day of May, 1999.