Form 10-Q
period 1999-06-26
VALMONT INDUSTRIES INC
filed 1999-07-30
CIK 102729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Second Quarter Ended                      Commission File Number
                June 26, 1999                                     0-3701

                            ------------------------

                            VALMONT INDUSTRIES, INC.

                           Omaha, Nebraska 68154-5215
                         Telephone Number 402-963-1000

                  DELAWARE                             47-0351813
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. Yes / / No /X/

    As of July 28, 1999 there were outstanding 24,206,396 common shares of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
  Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 26, 1999 and
    June 27, 1998.......................................................................................           3
  Consolidated Balance Sheets as of June 26, 1999 and December 26, 1998.................................           4
  Consolidated Statements of Cash Flows for the twenty-six weeks ended June 26, 1999 and June 27,
    1998................................................................................................           5
  Notes to Consolidated Financial Statements............................................................         6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........        9-11

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K................................................................          12

SIGNATURES..............................................................................................          12

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                                   ----------------------  ----------------------
                                                                    JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
Net sales........................................................  $  162,759  $  154,340  $  317,162  $  314,927
Cost of sales....................................................     119,165     116,101     233,170     233,619
                                                                   ----------  ----------  ----------  ----------
  Gross profit...................................................      43,594      38,239      83,992      81,308
Selling, general and administrative expenses.....................      30,364      25,770      59,847      53,175
                                                                   ----------  ----------  ----------  ----------
  Operating income...............................................      13,230      12,469      24,145      28,133
                                                                   ----------  ----------  ----------  ----------
Other income (deductions):
  Interest expense...............................................      (1,956)     (1,003)     (3,861)     (2,041)
  Interest income................................................         189         207         419         451
  Miscellaneous..................................................        (561)         77        (640)        452
                                                                   ----------  ----------  ----------  ----------
                                                                       (2,328)       (719)     (4,082)     (1,138)
                                                                   ----------  ----------  ----------  ----------
  Earnings before income taxes...................................      10,902      11,750      20,063      26,995
                                                                   ----------  ----------  ----------  ----------
Income tax expense:
  Current........................................................       3,400       3,600       8,900       9,300
  Deferred.......................................................         600         700      (1,500)        600
                                                                   ----------  ----------  ----------  ----------
                                                                        4,000       4,300       7,400       9,900
                                                                   ----------  ----------  ----------  ----------
  Net Earnings...................................................  $    6,902  $    7,450  $   12,663  $   17,095
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Earnings per share:
    Basic........................................................  $     0.28  $     0.27  $     0.52  $     0.62
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
    Diluted......................................................  $     0.28  $     0.26  $     0.51  $     0.60
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Cash dividends per share.......................................  $    0.065  $    0.065  $     0.13  $  0.12125
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of shares of common stock outstanding
  (000 omitted)..................................................      24,237      27,713      24,412      27,684
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of shares of common stock outstanding
  plus dilutive potential common shares (000 omitted)............      24,425      28,293      24,602      28,263
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 26,
                                                                                           1999      DECEMBER 26,
                                                                                        (UNAUDITED)      1998
                                                                                        -----------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   7,779    $    7,580
  Receivables.........................................................................     106,487       115,843
  Inventories.........................................................................      75,538        77,694
  Prepaid expenses....................................................................       5,409         5,297
  Refundable and deferred income taxes................................................      12,317        13,532
                                                                                        -----------  ------------
    Total current assets..............................................................     207,530       219,946
                                                                                        -----------  ------------
Property, plant and equipment, at cost................................................     318,176       292,944
  Less accumulated depreciation and amortization......................................     144,487       135,497
                                                                                        -----------  ------------
    Net property, plant and equipment.................................................     173,689       157,447
                                                                                        -----------  ------------
Goodwill and other assets.............................................................      24,973        29,564
                                                                                        -----------  ------------
    Total assets......................................................................   $ 406,192    $  406,957
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt..............................................   $   5,686    $    5,737
  Notes payable to banks..............................................................      21,514        25,494
  Accounts payable....................................................................      47,966        45,996
  Accrued expenses....................................................................      46,933        41,646
  Dividends payable...................................................................       1,573         1,607
                                                                                        -----------  ------------
    Total current liabilities.........................................................     123,672       120,480
                                                                                        -----------  ------------
Deferred income taxes.................................................................      11,036        11,984
Long-term debt, excl. current installments............................................      86,602        90,481
Minority interest in consolidated subsidiaries........................................       6,960         3,862
Other noncurrent liabilities..........................................................       3,485         4,237
Shareholders' equity:
  Preferred stock.....................................................................          --            --
  Common stock of $1 par value........................................................      27,900        27,900
  Additional paid-in capital..........................................................       1,173         1,280
  Retained earnings...................................................................     209,894       200,393
  Accumulated other comprehensive income..............................................      (5,474)       (1,423)
  Treasury stock......................................................................     (59,056)      (52,235)
  Unearned restricted stock...........................................................          --            (2)
                                                                                        -----------  ------------
    Total shareholders' equity........................................................     174,437       175,913
                                                                                        -----------  ------------
    Total liabilities and shareholders' equity........................................   $ 406,192    $  406,957
                                                                                        -----------  ------------
                                                                                        -----------  ------------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                TWENTY-SIX WEEKS
                                                                                                     ENDED
                                                                                              --------------------
                                                                                              JUNE 26,   JUNE 27,
                                                                                                1999       1998
                                                                                              ---------  ---------
Net cash provided by operations.............................................................  $  39,542  $  26,251
                                                                                              ---------  ---------
Cash flows from investment activities:
  Purchase of property, plant & equipment...................................................    (24,601)   (10,061)
  Acquisitions..............................................................................     (2,854)   (14,865)
  Proceeds from sale of property and equipment..............................................        114        222
  Proceeds from investment by minority shareholder                                                1,374         --
  Proceeds from sale of nonconsolidated affiliate...........................................      8,294         --
  Changes in other assets...................................................................       (501)      (565)
  Other, net................................................................................       (739)      (344)
                                                                                              ---------  ---------
    Net cash used in investing activities...................................................    (18,913)   (25,613)
                                                                                              ---------  ---------
Cash flows from financing activities:
  Net repayments under short-term agreements................................................     (6,936)    (3,056)
  Proceeds from long-term borrowings........................................................        187      5,757
  Principal payments on long-term obligations...............................................     (2,537)    (2,245)
  Dividends paid............................................................................     (3,196)    (3,354)
  Proceeds from exercises under stock plans.................................................        381      2,222
  Purchase of common treasury shares:
    Stock repurchase program................................................................     (7,236)    (1,929)
    Stock plan exercises....................................................................       (338)    (1,917)
                                                                                              ---------  ---------
    Net cash used by financing activities...................................................    (19,675)    (4,522)
                                                                                              ---------  ---------
Effect of exchange rate changes on cash and and cash equivalents............................       (755)        --
                                                                                              ---------  ---------
    Net increase (decrease) in cash and cash equivalents....................................        199     (3,884)
Cash and cash equivalents--beginning of period..............................................      7,580     11,505
                                                                                              ---------  ---------
Cash and cash equivalents--end of period....................................................  $   7,779  $   7,621
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of June 26, 1999 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 26, 1999 and June 27, 1998 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 26, 1999 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The results of operations for the period ended June 26, 1999 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

    At June 26, 1999, approximately 59% of inventory is valued at the lower of cost, determined on the last-in, first-out (FIFO) method or market. The excess of replacement cost of inventories over the LIFO value is approximately $10,000 and $11,000 at June 26, 1999 and December 26, 1998, respectively.

3. CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

                                                                           JUNE 26,    JUNE 27,
                                                                             1999        1998
                                                                           ---------  -----------
Interest.................................................................  $   3,744   $   2,056
Income taxes.............................................................     11,590       7,066

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

4. EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                                                        BASIC         DILUTIVE EFFECT         DILUTED
                                                                         EPS         OF STOCK OPTIONS           EPS
                                                                      ---------  -------------------------  -----------
1998:
  Thirteen weeks ended June 27, 1998:
    Net earnings....................................................  $   7,450                 --           $   7,450
    Shares outstanding..............................................     27,713                580              28,293
    Per share amount................................................  $    0.27                 --           $    0.26
  Twenty-six weeks ended June 27, 1998:
    Net earnings....................................................  $  17,095                 --           $  17,095
    Shares outstanding..............................................     27,684                579              28,263
    Per share amount................................................       0.62                 --                0.60
1999:
  Thirteen weeks ended June 26, 1999:
    Net earnings....................................................  $   6,902                 --           $   6,902
    Shares outstanding..............................................     24,237                188              24,425
    Per share amount................................................  $    0.28                 --           $    0.28
  Twenty-six weeks ended June 26, 1999:
    Net earnings....................................................  $  12,663                 --           $  12,663
    Shares outstanding..............................................     24,412                190              24,602
    Per share amount................................................       0.52                 --                0.51

5. COMPREHENSIVE INCOME

                                                                            THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS
                                                                                                           ENDED
                                                                          ------------------------  --------------------
                                                                           JUNE 26,     JUNE 27,    JUNE 26,   JUNE 27,
                                                                             1999         1998        1999       1998
                                                                          -----------  -----------  ---------  ---------
Net earnings............................................................   $   6,902    $   7,450   $  12,663  $  17,095
Currency translation adjustments........................................        (785)          19      (4,051)      (819)
                                                                          -----------  -----------  ---------  ---------
    Total comprehensive income..........................................   $   6,117    $   7,469   $   8,612  $  16,276
                                                                          -----------  -----------  ---------  ---------
                                                                          -----------  -----------  ---------  ---------

6. TREASURY STOCK

    During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of June 26, 1999, a total of 535,000 shares had been purchased for $7.2 million during 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

7. BUSINESS SEGMENTS

                                                                    THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                                   ----------------------  ----------------------
                                                                    JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
                                                                      1999        1998        1999        1998
                                                                   ----------  ----------  ----------  ----------
Sales:
  Irrigation.....................................................  $   74,680  $   68,699  $  146,052  $  150,815
  Infrastructure.................................................      84,526      78,794     163,404     157,417
  Other..........................................................       7,392       9,744      15,323      18,105
                                                                   ----------  ----------  ----------  ----------
                                                                      166,598     157,237     324,779     326,337
Intersegment Sales:
  Irrigation.....................................................  $      972  $       --  $    1,662  $        1
  Infrastructure.................................................       1,648       2,549       4,283      11,437
  Other..........................................................       1,219         348       1,672         (26)
                                                                   ----------  ----------  ----------  ----------
                                                                        3,839       2,897       7,617      11,412
Net Sales:
  Irrigation.....................................................  $   73,708  $   68,699  $  144,390  $  150,816
  Infrastructure.................................................      82,878      76,245     159,121     145,980
  Other..........................................................       6,173       9,396      13,651      18,131
                                                                   ----------  ----------  ----------  ----------
    Consolidated net sales.......................................  $  162,759  $  154,340  $  317,162  $  314,927
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Operating Income
  Irrigation operations..........................................  $    8,533  $    9,040  $   18,194  $   23,305
  Gain on sale of investment.....................................          --          --       2,823          --
                                                                   ----------  ----------  ----------  ----------
    Total Irrigation.............................................       8,533       9,040      21,017      23,305
                                                                   ----------  ----------  ----------  ----------
  Infrastructure operations......................................       4,483       2,599       4,879       3,666
  Impairment charge..............................................          --          --      (2,431)         --
                                                                   ----------  ----------  ----------  ----------
    Total Infrastructure.........................................       4,483       2,599       2,448       3,666
                                                                   ----------  ----------  ----------  ----------
  Other..........................................................         214         830         680       1,162
                                                                   ----------  ----------  ----------  ----------
    Total........................................................  $   13,230  $   12,469  $   24,145  $   28,133
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the second quarter of 1999 were $162.8 million, an increase of 5.5% from $154.3 million for the same period last year. For the twenty-six weeks ended June 26, 1999, sales increased 0.7% to $317.2 million from $314.9 million a year ago. The increase in the second quarter of 1999 was attributable to increased sales in the irrigation and infrastructure segments while other sales decreased. For the twenty-six weeks ended June 26, 1999, a sales increase in the infrastructure segment was offset by decreased sales in the irrigation segment and other sales.

    Gross profit margin was 26.8% for the thirteen week period ended June 26, 1999 compared to 24.7% for the same period of 1998. For the twenty-six week period ended June 26, 1999, gross profit margin was up from 25.8% for the twenty-six weeks ended June 27, 1998, to 26.5%. The increases are primarily a result of improved margins in the infrastructure segment while the irrigation segment gross profit margins remained approximately the same. Selling, general and administrative (SG&A) expenses increased from $53.2 million (16.9% of sales) in the first half of 1998 to $59.8 million (18.9% of sales)for the first half of 1999. SG&A was up due to: acquisitions made in the last half of 1998 and thus far in 1999; acceleration of investments in management information systems for manufacturing and human resource applications to prepare for future growth and expansion; and increased sales volume. Operating income for the second quarter of 1999 was $13.2 million, up from $12.5 million for the same period in 1998. For the twenty-six weeks ended June 26, 1999, operating income decreased to $24.1 million from $28.1 million for the twenty-six weeks ended June 27, 1998.

    Net interest expense was $3.4 million for the twenty-six weeks of 1999 up from the $1.6 million incurred in 1998, reflecting the higher average borrowings as a result of the stock repurchase plan. Decreased tax benefits from exports resulted in the effective tax rate being increased for the twenty-six week period in 1999 to 36.9% from 36.7% for the twenty-six week period in 1998.

    For the second quarter, net earnings decreased 7.4% to $6.9 million and diluted earnings per share increased 7.7% to $0.28. Year-to-date earnings decreased 25.9% to $12.7 million and diluted earnings per share decreased 15.0% to $0.51. The difference in the percentage increase/decrease in earnings per share compared to net earnings is attributable to the Company's repurchase of shares during 1998 and 1999.

IRRIGATION SEGMENT

    The Irrigation segment net sales for the second quarter increased 8.7% in 1999 compared to 1998. However, year-to-date sales decreased 3.2%. For the second quarter, operating income declined 5.6% from $9.0 million to $8.5 million. Domestically, sales increased as a result of the Company's additional presence in the irrigation products distribution network. General weakness in agricultural markets lowered the Company's tubing sales to agricultural equipment manufacturers. International sales in the irrigation segment increased due to the geographic diversification and local manufacturing and distribution presence around the world. For the 26 week period ended June 26, 1999, operating income declined 9.4% from $23.3 million to $21.1 million. Included in this year's operating income is a gain from the sale of an investment of $2.8 million. Year to date 1999 operating income from operations decreased 22.0% from 1998 operating income. Operating income was lower due to pricing pressures on irrigation equipment sales and costs incurred to improve management information systems.

INFRASTRUCTURE SEGMENT

    Net sales for the second quarter in the Infrastructure segment increased 8.7% to $82.9 million in 1999 from $76.2 million in 1998. For the first half of 1999, net sales rose 7.9% to $163.4 million from $151.5 million during the first half of 1998. Sales improved for poles and structures for lighting, traffic, and utility markets as well as for coating services. Domestically, lighting sales rose due to a strong market demand and higher levels of government funding for infrastructure spending. Increased sales of utility poles and structures were the result of continued demand for greater transmission and distribution capacity by the electric utilities. Due to the ongoing slowdown in the build-out of wireless communication networks, sales of communication products remain below last year's levels. Internationally, the Company's plant in China showed increased sales in lighting and communication pole sales, In Europe, lighting sales were approximately the same, however communication product sales were below last year's levels. Acquisitions of protective coating during the last half of 1998 and volume growth in existing locations increased sales of protective coating during the first half of 1999.

    For the second thirteen weeks of 1999, the Infrastructure segment reported operating profit of $4.5 million in 1999 compared to operating profit of $2.6 million in 1998. For the twenty-six week period ended June 26, 1999, operating profit decreased from $3.7 million a year earlier to $2.4 million. The 1999 operating income included an impairment charge of $2.4 million to adjust the asset values and record severance costs related to a reduction in size of a communication tower facility in France. Operating income before the charge increased $1.2 million in 1999 from 1998 first half results. In addition to the volume increase, a continuous effort to reduce costs and improved productivity increased operating income for the infrastructure segment.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at June 26, 1999 was $83.9 million compared to $99.5 million at December 26, 1998. The ratio of current assets to current liabilities was 1.7:1 at June 26, 1999, versus 1.8:1 at December 26, 1998.

    Expenditures for property, plant and equipment for the twenty-six week period ended June 26, 1999 were approximately $24.6 million. Included in these expenditures are building and site work at the new irrigation facility in McCook, NE. and the new coatings facility in Tulsa, OK. An additional $2.9 million was invested in two retail irrigation outlets. During the first half of fiscal 1999, the Company repurchased 534,900 shares of its common stock for $7.2 million. The aggregate shares purchased under the program commenced in 1998 is
3.7 million, costing $60.5 million. Depreciation of property, plant and equipment was $10.0 million for the first half of 1999 compared to $9.2 million a year ago.

    Available lines of credit total $43.7 million (of which approximately $31.5 million was unused) at June 26, 1999. Long-term debt was 29.8% of total capitalization at June 26, 1999, versus 30.3% at December 26, 1998.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for 1999 planned capital expenditures, dividends, continuing the common share repurchase plan, pursuing of opportunities to expand its markets and businesses and other financial commitments.

YEAR 2000

    The following comments are to be read in conjunction with the Y2K disclosure in the Company's 1998 annual report on Form 10-K filed with the Securities and Exchange Commission. At June 26, 1999, the Company estimates it is 85% complete in its overall compliance efforts. Approximately $7.0 million has been spent to date, with the remaining estimated costs of $3.0 million expected to be spent by the end of the year. The Company expects to become fully Year 2000 compliant during the fourth quarter of 1999.

    The Company has completed the process to identify, evaluate and resolve machines and equipment with embedded chips by June 26, 1999. Supplier evaluation was nearly complete by the second quarter's end as well. The Company continues to expect that all domestic systems will be Y2K compliant by the end of the third quarter and international compliance will be completed by the end of the fourth quarter. The majority of the network and personal computer equipment should be inventoried and tested by the end of the third quarter.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27 --  Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the past fiscal quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                      VALMONT INDUSTRIES, INC.
                                      (Registrant)

                                      /s/ TERRY J. MCCLAIN
                                      ----------------------------------------
                                      Terry J. McClain
                                      VICE PRESIDENT AND CHIEF FINANCIAL
                                      OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)

Dated this 29th day of July, 1999.