Form 10-Q
period 1999-09-25
VALMONT INDUSTRIES INC
filed 1999-10-27
CIK 102729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-3701

                            ------------------------

                            VALMONT INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                      DELAWARE                                           47-0351813
          (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
           incorporation or organization)

         ONE VALMONT PLAZA, OMAHA, NEBRASKA                              68154-5215
      (Address of principal executive offices)                           (Zip Code)

                    402-963-1000
(Registrant's telephone number, including area code)

            COMMON STOCK $1.00 PAR VALUE                            NASDAQ (SYMBOL VALM)
                   Title of Class                                  Name of each exchange
                                                                    on which registered

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                                      23,475,973
                                      ------------------------------------------
                                      Outstanding Common Shares as of
                                      October 25, 1999

Exhibit index is located on page 2.

Total number of pages 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

  Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 25, 1999 and September
    26, 1998................................................    3

  Consolidated Balance Sheets as of September 25, 1999 and
    December 26, 1998.......................................    4

  Consolidated Statements of Cash Flows for the thirty-nine
    weeks ended September 25, 1999 and September 26, 1998...    5

  Notes to Consolidated Financial Statements................   6-8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   9-11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................    12

SIGNATURES..................................................    13

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                THIRTY-NINE WEEKS
                                                      THIRTEEN WEEKS ENDED            ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 25,   SEPT. 26,   SEPT. 25,   SEPT. 26,
                                                        1999        1998        1999        1998
                                                      ---------   ---------   ---------   ---------
Net sales...........................................  $138,848    $140,105    $456,010    $455,032
Cost of sales.......................................    98,845     105,199     332,015     338,818
                                                      --------    --------    --------    --------
  Gross profit......................................    40,003      34,906     123,995     116,214
Selling, general and administrative expenses........    29,092      26,383      88,939      79,558
                                                      --------    --------    --------    --------
  Operating income..................................    10,911       8,523      35,056      36,656
                                                      --------    --------    --------    --------
Other income (deductions):
  Interest expense..................................    (1,944)     (1,398)     (5,805)     (3,439)
  Interest income...................................       118         226         537         677
  Miscellaneous.....................................         7          27        (633)        479
                                                      --------    --------    --------    --------
                                                        (1,819)     (1,145)     (5,901)     (2,283)
                                                      --------    --------    --------    --------
  Earnings before income taxes......................     9,092       7,378      29,155      34,373
                                                      --------    --------    --------    --------
Income tax expense:
  Current...........................................     4,100       3,200      13,000      12,500
  Deferred..........................................      (700)       (500)     (2,200)        100
                                                      --------    --------    --------    --------
                                                         3,400       2,700      10,800      12,600
                                                      --------    --------    --------    --------
  Net Earnings......................................  $  5,692    $  4,678    $ 18,355    $ 21,773
                                                      ========    ========    ========    ========
  Earnings per share:
    Basic...........................................  $   0.24    $   0.18    $   0.75    $   0.80
                                                      ========    ========    ========    ========
    Diluted.........................................  $   0.23    $   0.18    $   0.75    $   0.79
                                                      ========    ========    ========    ========
  Cash dividends per share..........................  $  0.065    $  0.065    $ 0.1950    $0.18625
                                                      ========    ========    ========    ========
Weighted average number of shares of common stock
  outstanding (000 omitted).........................    24,209      26,029      24,345      27,132
                                                      ========    ========    ========    ========
Weighted average number of shares of common stock
  outstanding plus dilutive potential common shares
  (000 omitted).....................................    24,505      26,388      24,612      27,585
                                                      ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               SEPT. 25,    DECEMBER 26,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 12,818      $  7,580
  Receivables...............................................     108,561       115,843
  Inventories...............................................      79,203        77,694
  Prepaid expenses..........................................       5,235         5,297
  Refundable and deferred income taxes......................       8,689        13,532
                                                                --------      --------
    Total current assets....................................     214,506       219,946
                                                                --------      --------
Property, plant and equipment, at cost......................     324,249       292,944
  Less accumulated depreciation and amortization............     149,665       135,497
                                                                --------      --------
    Net property, plant and equipment.......................     174,584       157,447
                                                                --------      --------
Goodwill and other assets...................................      24,568        29,564
                                                                --------      --------
    Total assets............................................    $413,658      $406,957
                                                                ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................    $  5,607      $  5,737
  Notes payable to banks....................................      25,762        25,494
  Accounts payable..........................................      51,296        45,996
  Accrued expenses..........................................      45,831        41,646
  Dividends payable.........................................       1,573         1,607
                                                                --------      --------
    Total current liabilities...............................     130,069       120,480
                                                                --------      --------
Deferred income taxes.......................................      10,016        11,984
Long-term debt, excl. current installments..................      84,804        90,481
Minority interest in consolidated subsidiaries..............       7,129         3,862
Other noncurrent liabilities................................       4,418         4,237
Shareholders' equity:
  Preferred stock...........................................          --            --
  Common stock of $1 par value..............................      27,900        27,900
  Additional paid-in capital................................       1,181         1,280
  Retained earnings.........................................     214,014       200,393
  Accumulated other comprehensive income....................      (6,558)       (1,423)
  Treasury stock............................................     (59,269)      (52,235)
  Unearned restricted stock.................................         (46)           (2)
                                                                --------      --------
    Total shareholders' equity..............................     177,222       175,913
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $413,658      $406,957
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                THIRTY-NINE WEEKS
                                                                      ENDED
                                                              ---------------------
                                                              SEPT. 25,   SEPT. 26,
                                                                1999        1998
                                                              ---------   ---------
Net cash provided by operations.............................  $ 52,010    $ 36,834
                                                              --------    --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................   (31,004)    (18,576)
  Acquisitions..............................................    (2,854)    (28,257)
  Proceeds from sale of property and equipment..............       114       3,011
  Proceeds from investment by minority shareholder..........     1,374          --
  Proceeds from sale of nonconsolidated affiliate...........     8,294          --
  Changes in investment in other assets.....................      (316)       (672)
  Other, net................................................    (2,460)     (1,179)
                                                              --------    --------
    Net cash used in investing activities...................   (26,852)    (45,673)
                                                              --------    --------
Cash flows from financing activities:
  Net borrowings (repayments) under short-term agreements...    (2,497)      3,281
  Proceeds from long-term borrowings........................    25,206      58,267
  Principal payments on long-term obligations...............   (29,565)     (5,223)
  Dividends paid............................................    (4,769)     (5,002)
  Proceeds from exercises under stock plans.................       381       2,675
  Purchase of common treasury shares:
    Stock repurchase program................................    (7,494)    (48,002)
    Stock plan exercises....................................      (508)         --
                                                              --------    --------
    Net cash provided (used) by financing activities........   (19,246)      5,996
                                                              --------    --------
Effect of exchange rate changes on cash and and cash
  equivalents...............................................      (674)         --
                                                              --------    --------
    Net increase (decrease) in cash and cash equivalents....     5,238      (2,843)
Cash and cash equivalents--beginning of period..............     7,580      11,505
                                                              --------    --------
Cash and cash equivalents--end of period....................  $ 12,818    $  8,662
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of September 25, 1999 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 25, 1999 and September 26, 1998 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 25, 1999 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 26, 1998 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 1998. The results of operations for the period ended September 25, 1999 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

    At September 25, 1999, approximately 61% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method or market. The excess of replacement cost of inventories over the LIFO value is approximately $9,800 and $11,000 at September 25, 1999 and December 26, 1998, respectively.

3. CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

                                                            SEPT. 25,   SEPT. 26,
                                                              1999        1998
                                                            ---------   ---------
Interest..................................................   $ 5,694     $ 2,766
Income taxes..............................................    14,140      12,234

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

4. EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                                          BASIC      DILUTIVE EFFECT    DILUTED
                                                           EPS      OF STOCK OPTIONS      EPS
                                                         --------   -----------------   --------
1998:
  Thirteen weeks ended September 26, 1998:
    Net earnings.......................................  $ 4,678            --          $ 4,678
    Shares outstanding.................................   26,029           359           26,388
    Per share amount...................................  $  0.18            --          $  0.18
  Thirty-nine weeks ended September 26, 1998:
    Net earnings.......................................  $21,773            --          $21,773
    Shares outstanding.................................   27,132           453           27,585
    Per share amount...................................  $  0.80            --          $  0.79
1999:
  Thirteen weeks ended September 25, 1999:
    Net earnings.......................................  $ 5,692            --          $ 5,692
    Shares outstanding.................................   24,209           296           24,505
    Per share amount...................................  $  0.24            --          $  0.23
  Thirty-nine weeks ended September 25, 1999:
    Net earnings.......................................  $18,355            --          $18,355
    Shares outstanding.................................   24,345           267           24,612
    Per share amount...................................  $  0.75            --          $  0.75

5. COMPREHENSIVE INCOME

                                                              THIRTEEN WEEKS         THIRTY-NINE WEEKS
                                                                   ENDED                   ENDED
                                                           ---------------------   ---------------------
                                                           SEPT. 25,   SEPT. 26,   SEPT. 25,   SEPT. 26,
                                                             1999        1998        1999        1998
                                                           ---------   ---------   ---------   ---------
Net earnings.............................................   $ 5,692     $4,678      $18,355     $21,773
Currency translation adjustments.........................    (1,084)       667       (5,135)       (152)
                                                            -------     ------      -------     -------
  Total comprehensive income.............................   $ 4,608     $5,345      $13,220     $21,621
                                                            =======     ======      =======     =======

6. TREASURY STOCK

    During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of September 25, 1999, a total of 550,200 shares had been purchased for $7.5 million during 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

7. BUSINESS SEGMENTS

                                                                                THIRTY-NINE WEEKS
                                                      THIRTEEN WEEKS ENDED            ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 25,   SEPT. 26,   SEPT. 25,   SEPT. 26,
                                                        1999        1998        1999        1998
                                                      ---------   ---------   ---------   ---------
Sales:
  Irrigation........................................  $ 47,158    $ 49,595    $193,210    $200,411
  Infrastructure....................................    87,285      83,669     250,689     235,128
  Other.............................................     6,609       9,148      21,932      28,023
                                                      --------    --------    --------    --------
                                                       141,052     142,412     465,831     463,562
Intersegment Sales:
  Irrigation........................................  $    521    $     --    $  2,183    $     --
  Infrastructure....................................     1,390       1,871       5,673       7,350
  Other.............................................       293         436       1,965       1,180
                                                      --------    --------    --------    --------
                                                         2,204       2,307       9,821       8,530
Net Sales:
  Irrigation........................................  $ 46,637    $ 49,595    $191,027    $200,411
  Infrastructure....................................    85,895      81,798     245,016     227,778
  Other.............................................     6,316       8,712      19,967      26,843
                                                      --------    --------    --------    --------
    Consolidated net sales..........................  $138,848    $140,105    $456,010    $455,032
                                                      ========    ========    ========    ========
Operating Income
  Irrigation operations.............................  $  2,660    $  3,566    $ 20,854    $ 26,871
  Gain on sale of investment........................        --          --       2,823          --
                                                      --------    --------    --------    --------
    Total Irrigation................................     2,660       3,566      23,677      26,871
                                                      --------    --------    --------    --------
  Infrastructure operations.........................     8,249       4,362      13,128       8,028
  Impairment charge.................................        --          --      (2,431)         --
                                                      --------    --------    --------    --------
    Total Infrastructure............................     8,249       4,362      10,697       8,028
                                                      --------    --------    --------    --------
  Other.............................................         2         595         682       1,757
                                                      --------    --------    --------    --------
    Total Operating Income..........................  $ 10,911    $  8,523    $ 35,056    $ 36,656
                                                      ========    ========    ========    ========

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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the third quarter of 1999 were $138.8 million, a decrease of 0.9% from $140.1 million for the same period last year. For the thirty-nine weeks ended September 25, 1999, sales increased 0.2% to $456.0 million from $455.0 million a year ago. The decrease in the third quarter of 1999 was attributable to declines in the irrigation segment and other sales that were somewhat offset by increased sales in the infrastructure segments. For the thirty-nine weeks ended September 25, 1999, the sales increase in the infrastructure segment more than offset the decreased sales in the irrigation segment and other sales.

    Gross profit margin was 28.8% for the thirteen week period ended
September 25, 1999 compared to 24.9% for the same period of 1998. For the thirty-nine week period ended September 25, 1999, gross profit margin was 27.2% up from 25.5% for the same period last year. The increases were primarily a result of improved margins in the infrastructure segment while the irrigation segment gross profit margins remained approximately the same. Selling, general and administrative (SG&A) expenses increased from $79.6 million (17.5% of sales) in the first three quarters of 1998 to $88.9 million (19.5% of sales) for the first three quarters of 1999. SG&A was up due to: acquisitions made in the last half of 1998 and thus far in 1999; acceleration of investments in management information systems for manufacturing and human resource applications to prepare for future growth and expansion; and increased commission expense on infrastructure segment sales.

    Operating income for the third quarter of 1999 was $10.9 million, up from $8.5 million for the same period in 1998. For the thirty-nine weeks ended September 25, 1999, operating income decreased to $35.1 million from $36.7 last year.

    Net interest expense was $5.3 million for the thirty-nine weeks of 1999 up from the $2.8 million incurred in 1998, reflecting the higher average borrowings as a result of the stock repurchase plan. Decreased tax benefits from exports resulted in the effective tax rate being increased week period in 1999 to 37.0% from 36.7% for the same period in 1998.

    As a result of the aforementioned operating factors and general business conditions, net year-to-date earnings decreased 15.7% to $18.4 million and diluted earnings per share decreased 5.0% to $0.75. For the third quarter, net earnings increased 21.7% to $5.7 million and diluted earnings per share increased 27.7% to $0.23. The differences in the percentage changes in earnings per share and net earnings are attributable to the Company's repurchase of shares during 1998 and 1999.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the third quarter decreased 6.0% in 1999 compared to 1998 and year-to-date sales decreased 4.7%. Domestically, sales decreased as a result of a continued weak farm economy with low commodity prices. General weakness in agricultural markets lowered the Company's tubing sales to farm machinery manufacturers; however tubing sales to grain-handling equipment manufacturers were at the Company's historical levels in anticipation of a large grain crop. International sales in the irrigation segment were relatively unchanged. The Company's strategy of expanding local manufacturing and distribution achieved good growth and diversity in its international sales mix. For the third quarter operating income declined 25.4% from $3.6 million to $2.7 million. For the 39 week period ended September 25, 1999, operating income declined 11.9% from $26.9 million to $23.7 million. Operating income for the segment was lower due to the reduced sales volumes, more competitive market conditions and a shift in the sales mix. Cost reductions and productivity improvements partially offset the lower absorption of fixed costs due to reduced manufacturing levels. Included in this year's year-to-date operating income is a gain from the sale of an investment of $2.8 million.

    INFRASTRUCTURE SEGMENT

    Net sales for the third quarter in the Infrastructure segment increased 5.0% to $85.9 million in 1999 from $81.8 million in 1998. For the first three quarters of 1999, net sales rose 7.6% to $245.0 million from $227.8 million. Sales improved for poles and structures for lighting, traffic, and utility markets as well as for coating services. Domestically, better market conditions for lighting, due to higher levels of government spending for infrastructure and a growing construction demand, led to increased sales. Sales of utility poles and structures were higher as electric utilities continue to invest in greater transmission and distribution capacity to compete in a deregulating industry. Coatings sales grew due to acquisition and sales growth at existing facilities. Although business conditions improved during the quarter, sales of communication poles, tower and components remained substantially below 1998 levels. Recent strong order rates and a backlog growth may be signaling a recovery within this industry. Internationally, sales were higher than last year. Higher lighting and communication sales in Europe were aided by improvement in the French and Benelux economies. In China, lighting and communication pole sales were also higher during the quarter.

    For the third quarter of 1999, the Infrastructure segment reported operating profit of $8.2 million compared to operating profit of $4.4 million in 1998. For the thirty-nine week period ended September 25, 1999, operating profit increased from $8.0 million a year earlier to $10.7 million. The 1999 operating income included an impairment charge of $2.4 million to adjust the asset values and record severance costs related to a reduction in size of a communication tower facility in France. In addition to the volume increase, a continuous effort to reduce costs and improve productivity increased operating income for the infrastructure segment.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at September 25, 1999 was $84.4 million compared to $99.5 million at December 26, 1998. The ratio of current assets to current liabilities was 1.7:1 at September 25, 1999, versus 1.8:1 at December 26, 1998.

    Expenditures for property, plant and equipment for the thirty-nine week period ended September 25, 1999 were approximately $31.0 million. Included in these expenditures are the new irrigation facility in McCook, NE. and the new coatings facility in Tulsa, OK. An additional $2.9 million was invested in the acquisition of two retail irrigation outlets. During the first three quarters of fiscal 1999, the Company repurchased 550,200 shares of its common stock for $7.5 million. The aggregate shares purchased under the program commenced in 1998 were 3.7 million shares, costing $60.7 million. Depreciation of property, plant and equipment was $15.6 million for the first three quarters of 1999 compared to $13.8 million a year ago.

    Available lines of credit total $43.7 million (of which approximately
$27.6 million was unused) at September 25, 1999. Longterm debt was 28.7% of total capitalization at September 25, 1999, versus 30.3% at December 26, 1998. The Company converted $25.0 million of variable-rate long-term debt into fixed-rate long-term debt during the quarter. The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for 1999 planned capital expenditures, dividends, continuing the common share repurchase plan, pursuing of opportunities to expand its markets and businesses and other financial commitments.

YEAR 2000

    The "Year 2000 issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

    The Company has been constantly addressing the Year 2000 issue since 1997. The Company's plan has included remediation of its mainframe systems, upgrades to packaged systems, implementation of new Enterprise Resource Planning (ERP) systems in certain business units, examination and resolution of administrative and production equipment that contains embedded chips, evaluation of network equipment and personal computers, and evaluation of the Year 2000 readiness of key suppliers.

    The Company has completed most of its Year 2000 preparedness by the end of the third quarter of 1999. Some minor network and personal computer equipment activities and the implementation of a new ERP business system in Holland will not be completed until the end of November, 1999.

    The Company believes it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold.

    The total cost for the Company's Year 2000 Project is expected to be approximately $10 million. To date, $9.5 million has been spent and the remaining estimated costs of $0.5 million are expected to be spent by the end of 1999. Included in these amounts was the cost of installing new ERP systems, which are undertaken to improve business and processes in addition to addressing Year 2000 issues.

    The Company believes its primary Year 2000 risk is that suppliers will not be able to deliver products and/or services in a timely fashion. The Company developed contingency plans to identify alternative vendors and is considering the stockpiling of critical inventory items. Availability of electrical power and telecommunications is required for the Company to operate effectively. These services for the most part are beyond the Company's control and alternate sources are not readily available. Since the Company has tested its major business systems or is installing new systems, the Company believes all systems will be Year 2000 compliant; however, the Company has discussed contingency plans to cover key business functions for a short period of time. These plans will be developed and refined during the fourth quarter of 1999.

    The cost of this project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar and dissimilar uncertainties.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
    27--Financial Data Schedule

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

Dated this 27th day of October, 1999.