Form 10-K405
period 1999-12-25
VALMONT INDUSTRIES INC
filed 2000-03-22
CIK 102729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  DECEMBER 25, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                          Commision file number 0-3701

                            VALMONT INDUSTRIES, INC.
          -----------------------------------------------------------
             (Exact name if registrant as specified in its charter)

                          DELAWARE                                         47-0351813
    ---------------------------------------------------         -------------------------------
State or other jurisdiction of Incorporation or organization  (I.R.S. Employer Identification No.)

             ONE VALMONT PLAZA, OMAHA, NEBRASKA                            68154-5215
    ---------------------------------------------------                   ------------
          (Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code: (402) 963-1000

Securities registered pursuant to Section 12(g) of the Act:

             Title of each class
        COMMON STOCK $1.00 PAR VALUE                         NASDAQ (SYMBOL VALM)
---------------------------------------------    ---------------------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At March 3, 2000 there were outstanding 23,316,298 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 3, 2000 was $229,701,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's annual report to shareholders for the fiscal year ended December 25, 1999 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 26, 2000 (the "Proxy Statement") are incorporated by reference in Part III.

                                                      Index to Exhibits, Page 13

                            VALMONT INDUSTRIES, INC.
                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                  For the Fiscal Year Ended December 25, 1999
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item  1.      Business....................................................     3
Item  2.      Properties..................................................     5
Item  3.      Legal Proceedings...........................................     6
Item  4.      Submission of Matters to a Vote of Security Holders.........     6

PART II
Item  5.      Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................     7
Item  6.      Selected Financial Data.....................................     7
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     7
Item  7A.     Quantitative and Qualitative Disclosures About Market
                Risk......................................................     7
Item  8.      Financial Statements and Supplementary Data.................     7
Item  9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................     7

PART III
Item  10.     Directors and Executive Officers of the Registrant..........     8
Item  11.     Executive Compensation......................................     8
Item  12.     Security Ownership of Certain Beneficial Owners and
                Management................................................     8
Item  13.     Certain Relationships and Related Transactions..............     8

PART IV
Item  14.     Exhibits, Financial Statement Schedules, and Reports on Form
                10-K......................................................     8

                                     PART I

ITEM 1.  BUSINESS.

(A)  GENERAL DESCRIPTION OF BUSINESS

    Valmont Industries, Inc., a Delaware Corporation, was incorporated as a Nebraska corporation on March 8, 1946. Subsequently the Company changed its state of incorporation to be under the laws of Delaware in 1974 and together with its subsidiaries (the "Company" or "Valmont") is engaged in the Infrastructure and Irrigation businesses. The description of Valmont's businesses set forth on pages 8 through 25 of the Company's 1999 Annual Report is incorporated herein by reference. The Company entered the Irrigation market in 1953 from its manufacturing location in Valley, Nebraska. The Infrastructure segment began producing and marketing engineered metal structures in the early 1960's.

    Valmont has grown internally and by acquisition and has also divested certain businesses. Valmont's business expansions during the past five years include (i) the acquisition of Microflect Company, Inc. in 1995, a manufacturer and installer of microwave communication structures, (ii) the 1996 acquisitions of TelecCentre, S.A., a French manufacturer of communication towers, and of Valmont Mastbau, KG, a German manufacturer and distributor of pole structures for the lighting market, (iii) the 1997 construction of a new galvanizing plant in West Point, Nebraska, (iv) the 1997 formation of a 70% owned joint venture with a Brazilian manufacturer of mechanized irrigation equipment, (v) the acquisition of two galvanizing facilities in Tualatin, Oregon and in Lindon, Utah in January of 1998, (vi) the expansion during 1998 of facilities in Siedlce, Poland, (vii) the acquisition during 1998 of two additional galvanizing facilities in Long Beach, California and Tulsa, Oklahoma and the purchase of Cascade Earth Sciences, Ltd., a firm providing consulting services for environmental and wastewater management projects headquartered in Albany, Oregon, (viii) investment in two retail irrigation outlets during 1999 in California and Colorado, (ix) the 1999 investment in an irrigation manufacturing facility in McCook, Nebraska and (x) the first quarter 2000 acquisitions of three coatings facilities and an aluminum pole manufacturing plant. Divestitures during the past five years include the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business and the first quarter 1999 sale of stock of an investment in an irrigation technology development business.

(B)  OPERATING SEGMENTS

    During the first quarter of 1999 the Company reorganized its businesses on a worldwide product line basis. Accordingly the 1997 and 1998 segment information has been reclassified to conform to the 1999 presentation. The Company has two reportable segments:

    IRRIGATION: This segment consists of the manufacture and distribution of agricultural irrigation equipment, tubular products and related parts and services; and

    INFRASTRUCTURE: This segment includes the manufacture and distribution of engineered metal structures and coating services for the lighting, utility and wireless communications industries.

    In addition to these two reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. Amounts of revenues, operating income and total assets attributable to each Segment information for each of the last three years is set forth on page 49 of the Annual Report and incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

    PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED.

    The information called for by this item is incorporated by reference to pages 8 through 25 in the Company's Annual Report.

    SUPPLIERS AND AVAILABILITY OF RAW MATERIALS.

    Hot rolled steel coil, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for the Infrastructure and Irrigation segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are readily available. It is not likely that key raw materials would be unavailable for extended periods.

    PATENTS, LICENSES, FRANCHISES AND CONCESSIONS.

    Valmont has a number of patents for its manufacturing machinery, poles and irrigation designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse effect on the financial condition of the Company.

    SEASONAL FACTORS IN BUSINESS.

    Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season.

    CUSTOMERS.

    The Company is not dependent for a material part of its business upon a single customer, or upon very few customers, the loss of any one of which would have a material adverse effect on the financial condition of the Company.

    BACKLOG.

    The backlog of orders for the principal products manufactured and marketed was approximately $129.9 million at the end of the 1999 fiscal year and $106.3 million at the close of 1998. It is anticipated that most of the backlog of orders will be filled during fiscal year 2000. At year-end, the backlog by segment was as follows (dollar amounts in millions):

                                                              DEC. 25,    DEC. 26,
                                                                1999        1998
                                                              ---------   ---------
Infrastructure..............................................   $100.2        79.8
Irrigation..................................................     23.1        21.1
Other.......................................................      6.6         5.4
                                                               ------       -----
                                                               $129.9       106.3
                                                               ======       =====

    COMPETITIVE CONDITIONS.

    In the Infrastructure segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic, utility and wireless communication industries and supplies custom coating services. The Irrigation segment involves the development, manufacture and distribution of mechanized irrigation equipment, tubular steel products and related products for both the U.S. and international markets. The Company manufactures and distributes pressure vessels, machine tool accessories and industrial fasteners. The Company has significant competitors in each of its industry segments. The key competitive strategy used by the Company in each segment is one of high quality and service.

    RESEARCH ACTIVITIES.

    The information called for by this item is incorporated by reference to the "Research and Development" on page 48 in the Company's Annual Report.

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

    NUMBER OF EMPLOYEES.

    At December 25, 1999, the Company had 3,948 employees.

    GEOGRAPHIC AREAS.

    Valmont's international sales activity encompasses over one hundred foreign countries. The information called for by this item is incorporated by reference to "Summary by Geographical Area" on page 49 in the Annual Report.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in a leased facility in Omaha, Nebraska. The headquarters and principal operating locations of each business are set forth on the following list of "Valmont Locations." Some locations have shared facilities.

    Most principal manufacturing facilities are held in fee. However, certain parcels of land and machinery and buildings are leased. A map depicting
27 plants can be found on pages 6 and 7 in the Annual Report.

VALMONT LOCATIONS

A.  INFRASTRUCTURE SEGMENT

    POLES DIVISION

    Headquarters in Valley, Nebraska.

    12 plants operated in Nebraska, Texas, Oklahoma, Indiana (all owned), Utah, Canada, France, the Netherlands, Germany, Poland and China (leased).

    COMMUNICATION DIVISION

    Headquarters at the Salem, Oregon facility which is leased.

    Manufacturing capabilities located in Nebraska, Oregon, Texas, France (all owned), Brazil and China(both leased). Sales and engineering located in Nebraska (owned) and Oregon (leased).

    COATINGS DIVISION

    Headquarters in Valley, Nebraska.

    Six processing facilities in California, Nebraska, Oklahoma, Oregon, and Utah. Facilities in Nebraska and Oklahoma are owned with real estate being leased at the other sites.

B.  IRRIGATION SEGMENT

    IRRIGATION SYSTEM AND PARTS DIVISION

    Headquarters and sales offices in Valley, Nebraska.

    Five manufacturing facilities in Nebraska, Spain, Brazil (leased facility) and South Africa (leased facility).

    RETAIL DIVISION

    Headquarters in Valley, Nebraska.

    Three sales facilities leased in California, Colorado and Washington.

    ENVIRONMENTAL ENGINEERING DIVISION

    Headquarters in Albany, Oregon.

    Eight offices providing water and soil management services in Idaho, Washington, Oregon (leased) and Nebraska (owned).

    TUBING DIVISION

    Headquartered in Valley, Nebraska.

    One plant in Nebraska (owned).

C. OTHER

    INDUSTRIAL PRODUCTS DIVISION

    Headquarters in Valley, Nebraska.

    Three manufacturing plants in Oklahoma (owned), Oregon and France (both leased).

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to, nor is any of its property subject to, any material legal proceedings. The Company is from time to time engaged in routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company at December 25, 1999, their ages, positions held, and the business experience of each during the past five years are, as follows:

    Mogens C. Bay, Age 51, Chairman and Chief Executive Officer of the Company since January 1997. President and Chief Executive Officer of the Company from August 1993 to December 1996 and Director of the Company since October 1993.

    Vincent T. Corso, Age 52, Senior Vice President and Chief Operating Officer of the Company since September of 1998. Group President and Chief Operating Officer--Irrigation & Coatings Group of the Company from December 1996 until September 1998. Vice President--Operations from June 1994 until December 1996.

    Thomas P. Egan, Jr., Age 51, Vice President, Corporate Counsel and Secretary of the Company since 1984.

    Terry J. McClain, Age 52, Senior Vice President and Chief Financial Officer since January 1997. Previously Vice President and Chief Financial Officer of the Company from January 1994 until December 1996.

    E. Robert Meaney, Age 52, Senior Vice President--International since September 1998. President and Chief Operating Officer--Valmont International from February 1994 to September 1998.

    Brian C. Stanley, Age 57, Vice President--Controller of the Company since January 1994.

    Mark E. Treinen Age 44, Vice President--Business Development since January 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
       RELATED STOCKHOLDER MATTERS.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by items 5, 6 and 7 is incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:

                                                                     PAGE(S)
                                                                       IN
                                                                     ANNUAL
ITEM                     CAPTION IN ANNUAL REPORT                    REPORT
----                     ------------------------                    -------
5      Stock Trading...............................................  52
5      Stock Market Price and Dividends Declared...................  50
5      Approximate Number of Shareholders..........................  38 - 39
5&6    Selected Eleven Year Financial Data.........................  38 - 39
7      Management's Discussion and Analysis........................  33 - 37

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information called for by item 7A is incorporated by reference to the captioned paragraph, "Risk Management", in the Company's Annual Report on Page 36.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements called for by this item are incorporated by reference to the Company's Annual Report as set forth on pages 40 through 49, together with the independent auditors' report on page 51. The supplemental quarterly financial information is incorporated herein by reference to page 50 of the Company's Annual Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Election of Directors", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 1999", "Options Exercised in Fiscal Year 1999 and Fiscal Year End Values", and "Long-Term Incentive Plans" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)(2)  FINANCIAL STATEMENTS AND SCHEDULES.
             See index to financial statements and schedules on page F-1.

(a)(3)     EXHIBITS.
             See exhibit index, incorporated herein by reference.

(b)        REPORTS ON FORM 8-K.
             The Company filed no reports on Form 8-K during the fiscal quarter ended December 25, 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

    Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

    Consolidated Financial Statements

    The following consolidated financial statements of Valmont Industries, Inc. and subsidiaries have been incorporated by reference to pages 40 to 49 of the Company's Annual Report to Shareholders for the year ended December 25, 1999:

       Independent Auditors' Report--Page 51 of the annual report.

       Consolidated Balance Sheets--December 25, 1999 and December 26, 1998

       Consolidated Statements of Operations--Three-Year Period Ended December 25, 1999

       Consolidated Statements of Shareholders' Equity--Three-Year Period Ended December 25, 1999

       Consolidated Statements of Cash Flows--Three-Year Period Ended December 25, 1999

       Notes to Consolidated Financial Statements--Three-Year Period Ended December 25, 1999

                                                                PAGE
                                                                ----
Consolidated Financial Statement Schedule Supporting
  Consolidated Financial Statement

    SCHEDULE II--Valuation and Qualifying Accounts..........    F-4

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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Valmont Industries, Inc.

    We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 25, 1999 and December 26, 1998, and for each of the three years in the period ended
December 25,1999, and have issued our report thereon dated February 4, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 4, 2000

                                                                     Schedule II

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                       BALANCE AT     CHARGED    DEDUCTIONS    BALANCE
                                                      BEGINNING OF   TO PROFIT      FROM      AT CLOSE
                                                         PERIOD      AND LOSS    RESERVES*    OF PERIOD
                                                      ------------   ---------   ----------   ---------
Fifty-two weeks ended December 25, 1999
  Reserve deducted in balance sheet from the asset
  to which it applies--
  Allowance for doubtful receivables................     $3,421        1,136        1,354       3,203
                                                         ======        =====        =====       =====
Fifty-three weeks ended December 26, 1998
  Reserve deducted in balance sheet from the asset
  to which it applies--
  Allowance for doubtful receivables................     $2,132        1,522          233       3,421
                                                         ======        =====        =====       =====
Fifty-two weeks ended December 27, 1997
  Reserve deducted in balance sheet from the asset
  to which it applies--
  Allowance for doubtful receivables................     $2,299          194          361       2,132
                                                         ======        =====        =====       =====

------------------------

*   The deductions from reserves are net of recoveries.

                                   SIGNATURES

    The Registrant. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 15th day of March, 2000.

                                                        Valmont Industries, Inc.

                                                        By               /s/ Mogens C. Bay
                                                             -----------------------------------------
                                                                           Mogens C. Bay
                                                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Valmont Industries, Inc. and in the capacities indicated on the dates indicated.

          /s/ Mogens C. Bay            Director, President and                   3/15/00
    ----------------------------       Chief Executive Officer                   --------
            Mogens C. Bay              (Principal Executive Officer)               Date

        /s/ Terry J. McClain           Vice President and                        3/15/00
    ----------------------------       Senior Chief Financial Officer            --------
          Terry J. McClain             (Principal Financial Officer)               Date

        /s/ Brian C. Stanley                                                     3/15/00
    ----------------------------       Vice President and Controller             --------
          Brian C. Stanley             (Principal Accounting Officer)              Date

Robert B. Daugherty*                           John E. Jones *
Charles M. Harper*                             Kenneth E. Stinson*
Walter Scott, Jr.*                             Bruce Rohde*
Thomas F. Madison*                             Charles D. Pebler, Jr.*

* Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 15th day of March, 2000. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

                                                        By               /s/ Mogens C. Bay
                                                             -----------------------------------------
                                                                           Mogens C. Bay
                                                                          Attorney-in-Fact

                               INDEX TO EXHIBITS

    This Exhibit Index relates to exhibits filed as a part of this Report. Numbers are assigned to exhibits in accordance with Item 601 of Regulation S-K.

Exhibit 3(i)     --         The Company's Certificate of Incorporation, as amended. This document was filed with the Company's Quarterly Report on
                            Form 10-Q for the quarter ended March 28, 1998 and is
                            incorporated herein by reference.

Exhibit 3(ii)    --         The Company's By-Laws, as amended. This document was filed as Exhibit 3(ii) to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

Exhibit 4(i)*    --         Rights Agreement dated as of December 19, 1995 between the
                            Company and First National Bank of Omaha as Rights Agent,
                            with Certificate of Adjustment.

Exhibit 4(ii)    --         The Company's Credit Agreement with The Bank of New York
                            dated October 7, 1997 as amended. This document was filed as
                            Exhibit 4(iii) with the Company's Annual Report on
                            Form 10-K for fiscal year ended December 26, 1998 and is
                            incorporated herein by reference.

Exhibit 4(iii)*  --         The Company's Credit Agreement with Prudential Insurance
                            Company of America dated September 10, 1999.

Exhibit 10(i)    --         The Company's 1988 Stock Plan and certain amendments. This document was filed as Exhibit 10(a) with the Company's
                            Annual Report on Form 10-K for fiscal year ended
                            December 27, 1997 and is incorporated herein by reference.

Exhibit 10(ii)*  --         The Company's 1996 Stock Plan.

Exhibit 10(iii)  --         The Company's 1999 Stock Plan. This document was filed as
                            Exhibit 10.1 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended March 27, 1999 and is
                            incorporated herein by reference.

Exhibit 10(iv)*  --         The Valmont Executive Incentive Plan.

Exhibit 10(v)    --         The Amended Unfunded Deferred Compensation Plan for
                            Nonemployee Directors. This document was filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                            for the quarter ended September 28, 1998 and is
                            incorporated herein by reference.

Exhibit 13*      --         The Company's Annual Report to Shareholders for its fiscal year ended December 25, 1999.

Exhibit 21*      --         Subsidiaries of the Company.

Exhibit 23*      --         Consent of Deloitte and Touche LLP.

Exhibit 24*      --         Power of Attorney.

Exhibit 27*      --         Financial Data Schedule.

    Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to Valmont Industries' long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

    Management contracts and compensatory plans are set forth as exhibits 10(i) through 10(v).

    * Filed herewith.