Form 10-Q
period 2000-03-25
VALMONT INDUSTRIES INC
filed 2000-05-03
CIK 102729

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000
                                       OR

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   23,219,218
                 Outstanding Common Shares as of April 24, 2000

Index is located on page 2.

Total number of pages 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                           PAGE NO.
                                                                           --------
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements:
             Consolidated Statements of Operations for the thirteen weeks
               ended March 25, 2000 and March 27, 1999...................       3
             Consolidated Balance Sheets as of March 25, 2000 and
               December 25, 1999.........................................       4
             Consolidated Statements of Cash Flows for the thirteen weeks
               ended March 25, 2000 and March 27, 1999...................       5
             Notes to Consolidated Financial Statements..................     6-8
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    9-11
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......      12

PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.............      13
Item 5.  Other Information...............................................      13
Item 6.  Exhibits and Reports on Form 8-K................................      13

SIGNATURES...............................................................      14

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED
                                                              -----------------------
                                                              MARCH 25,    MARCH 27,
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................   $188,365     $154,403
Cost of sales...............................................    138,464      114,005
                                                               --------     --------
  Gross profit..............................................     49,901       40,398
Selling, general and administrative expenses................     34,650       29,483
                                                               --------     --------
  Operating income..........................................     15,251       10,915
                                                               --------     --------
Other income (deductions):
  Interest expense..........................................     (3,145)      (1,905)
  Interest income...........................................        135          230
  Miscellaneous.............................................       (212)         (79)
                                                               --------     --------
                                                                 (3,222)      (1,754)
                                                               --------     --------
  Earnings before income taxes..............................     12,029        9,161
                                                               --------     --------
Income tax expense:
  Current...................................................      5,100        5,500
  Deferred..................................................       (600)      (2,100)
                                                               --------     --------
                                                                  4,500        3,400
                                                               --------     --------
  Net Earnings..............................................   $  7,529     $  5,761
                                                               ========     ========
  Earnings per share:
    Basic...................................................   $   0.32     $   0.23
                                                               ========     ========
    Diluted.................................................   $   0.32     $   0.23
                                                               ========     ========
  Cash dividends per share..................................   $  0.065     $  0.065
                                                               ========     ========
Weighted average number of shares of common stock
  outstanding (000 omitted).................................     23,316       24,588
                                                               ========     ========
Weighted average number of shares of common stock
  outstanding plus dilutive potential common shares (000
  omitted)..................................................     23,645       24,784
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 25,    DECEMBER 25,
                                                                 2000          1999
                                                              ----------   -------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 17,198      $ 14,936
  Receivables...............................................    125,985       106,844
  Inventories...............................................    112,565        85,383
  Prepaid expenses..........................................      5,277         4,784
  Refundable and deferred income taxes......................      9,972         8,086
                                                               --------      --------
    Total current assets....................................    270,997       220,033
                                                               --------      --------
Property, plant and equipment, at cost......................    353,434       326,451
  Less accumulated depreciation and amortization............    161,956       152,531
                                                               --------      --------
    Net property, plant and equipment.......................    191,478       173,920
                                                               --------      --------
Goodwill and other assets...................................     59,417        25,382
                                                               --------      --------
    Total assets............................................   $521,892      $419,335
                                                               ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................   $  4,710      $  4,372
  Notes payable to banks....................................     52,034        18,834
  Accounts payable..........................................     65,653        46,753
  Accrued expenses..........................................     51,232        49,962
  Dividends payable.........................................      1,516         1,524
                                                               --------      --------
    Total current liabilities...............................    175,145       121,445
                                                               --------      --------
Deferred income taxes.......................................     12,297        11,109
Long-term debt, excl. current installments..................    148,476       104,250
Minority interest in consolidated subsidiaries..............      7,467         7,302
Other noncurrent liabilities................................      4,538         4,741

Shareholders' equity:
  Preferred stock...........................................         --            --
  Common stock of $1 par value..............................     27,900        27,900
  Additional paid-in capital................................      1,015         1,043
  Retained earnings.........................................    226,526       220,506
  Accumulated other comprehensive income....................     (5,394)       (5,113)
  Treasury stock............................................    (76,045)      (73,808)
  Unearned restricted stock.................................        (33)          (40)
                                                               --------      --------
    Total shareholders' equity..............................    173,969       170,488
                                                               --------      --------
    Total liabilities and shareholders' equity..............   $521,892      $419,335
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                               THIRTEEN WEEKS ENDED
                                                              -----------------------
                                                              MARCH 25,    MARCH 27,
                                                                 2000         1999
                                                              ----------   ----------
Net cash provided (used) by operations......................   $ (8,153)    $ 23,725
                                                               --------     --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................     (7,244)     (11,116)
  Acquisitions..............................................    (51,225)      (2,854)
  Proceeds from sale of property and equipment..............         55           79
  Proceeds from investment by minority shareholder..........         --          134
  Proceeds from sale of nonconsolidated affiliate...........         --        8,294
  Changes in other assets...................................       (558)        (185)
  Other, net................................................        208          130
                                                               --------     --------
    Net cash used in investing activities...................    (58,764)      (5,518)
                                                               --------     --------
Cash flows from financing activities:
  Net borrowings (repayments) under short-term agreements...     32,154       (7,955)
  Proceeds from long-term borrowings........................     44,562           --
  Principal payments on long-term obligations...............     (3,670)      (2,274)
  Dividends paid............................................     (1,524)      (1,607)
  Proceeds from exercises under stock plans.................         17           16
  Purchase of common treasury shares:
    Stock repurchase program................................     (2,322)      (4,883)
    Stock plan exercises....................................        (38)         (15)
                                                               --------     --------
    Net cash provided (used) by financing activities........     69,179      (16,718)
                                                               --------     --------
Effect of exchange rate changes on cash and
  cash equivalents..........................................         --         (860)
                                                               --------     --------
    Net increase in cash and cash equivalents...............      2,262          629
Cash and cash equivalents--beginning of period..............     14,936        7,580
                                                               --------     --------
Cash and cash equivalents--end of period....................   $ 17,198     $  8,209
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of March 25, 2000 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 25, 2000 and March 27, 1999 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 25, 2000 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1999 Annual Report to Stockholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 1999. The results of operations for the period ended March 25, 2000 are not necessarily indicative of the operating results for the full year.

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

3.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

                                                           MARCH 25,    MARCH 27,
                                                              2000         1999
                                                           ----------   ----------
Interest.................................................    $2,520       $1,986
Income Taxes.............................................     1,245          651

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

4.  EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                               BASIC     DILUTIVE EFFECT    DILUTED
                                                EPS      OF STOCK OPTIONS     EPS
                                              --------   ----------------   --------
Thirteen weeks ended March 27, 1999:
  Net earnings..............................  $ 5,761           --          $ 5,761
  Shares outstanding........................   24,588          196           24,784
  Per share amount..........................  $  0.23           --          $  0.23
Thirteen weeks ended March 25, 2000:
  Net earnings..............................  $ 7,529           --          $ 7,529
  Shares outstanding........................   23,316          329           23,645
  Per share amount..........................  $  0.32           --          $  0.32

5.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. These translation adjustments are the Company's only component of other comprehensive income.

                                                            THIRTEEN WEEKS ENDED
                                                           -----------------------
                                                           MARCH 25,    MARCH 27,
                                                              2000         1999
                                                           ----------   ----------
Net earnings.............................................    $7,529      $ 5,761
Currency translation adjustments.........................      (281)      (3,266)
                                                             ------      -------
    Total comprehensive income...........................    $7,248      $ 2,495
                                                             ======      =======

6.  TREASURY STOCK

    During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of March 25, 2000, a total of 4.7 million shares had been purchased for $77,787 including 140,000 shares during 2000 at a cost of $2,322.

7.  BUSINESS SEGMENTS

    The Company has two reportable segments:

    IRRIGATION: This segment consists of the manufacture and distribution of agricultural irrigation equipment, tubular products and related parts and services, and

    INFRASTRUCTURE: This segment includes the manufacture and distribution of engineered metal structures and coating services for the lighting, utility and wireless communications industries.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

7.  BUSINESS SEGMENTS (CONTINUED)
    In addition to these two reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales, profit or assets.

                                                               FIRST QUARTER
                                                           THIRTEEN WEEKS ENDED
                                                          -----------------------
                                                          MARCH 25,    MARCH 27,
                                                             2000         1999
                                                          ----------   ----------
Sales:
  Irrigation............................................   $ 77,741     $ 71,372
  Infrastructure........................................    109,331       78,878
  Other.................................................      6,537        7,931
                                                           --------     --------
                                                            193,609      158,181
Intersegment Sales:
  Irrigation............................................   $  1,656     $    690
  Infrastructure........................................      2,455        2,635
  Other.................................................      1,133          453
                                                           --------     --------
                                                              5,244        3,778
Net Sales
  Irrigation............................................   $ 76,085     $ 70,682
  Infrastructure........................................    106,876       76,243
  Other.................................................      5,404        7,478
                                                           --------     --------
    Consolidated Net Sales..............................   $188,365     $154,403
                                                           ========     ========
Operating Income
  Irrigation operations.................................   $  7,578     $  9,661
  Gain on sale of investment............................         --        2,823
                                                           --------     --------
    Total Irrigation....................................      7,578       12,484
                                                           --------     --------
  Infrastructure operations.............................      7,443          396
  Impairment charge.....................................         --       (2,431)
                                                           --------     --------
    Total Infrastructure................................      7,443       (2,035)
                                                           --------     --------
Other...................................................        230          466
                                                           --------     --------
  Total Operating Income................................   $ 15,251     $ 10,915
                                                           ========     ========

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the first quarter of 2000 were $188.4 million, an increase of 22.0% from $154.4 million for the same period last year. The increase in 2000 was attributable to higher sales in both the irrigation and infrastructure segments.

    Gross profit margin was 26.5% for the thirteen week period in 2000 compared to 26.2% for the same period of 1999. Selling, general and administrative expenses increased from $29.5 million (19.1% of sales) in the first quarter of 1999 to $34.7 million (18.4% of sales) for the first quarter of 2000. Operating income for the first quarter of 2000 was $15.3 million, up 39.7% from $10.9 million for the same period in 1999.

    Net interest expense was $3.0 million for the first quarter of 2000, up from the $1.7 million incurred in the first quarter of 1999. This reflects higher average borrowings. The effective tax rate increased as a result of higher state and local taxes to 37.4% for the first quarter of 2000 from 37.1% for the first quarter in 1999.

    Quarter-to-quarter, net earnings increased 31% to $7.5 million and diluted earnings per share increased 39% to $0.32. The higher percentage increase in earnings per share was attributable to the Company's repurchase of shares.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the quarter increased 7.6% compared to 1999. Operating income declined 39.2% from $12.5 million to $7.6 million. Operating income for the first quarter of 2000 declined to $7.6 million compared to last year's first quarter operating income of $9.7 million, which included a non-recurring gain. Additionally, last year's operating income included a gain on the sale of an investment of $2.8 million. Increased costs of raw materials and start-up expenses associated with the Company's new manufacturing plant in McCook, Nebraska, contributed to the decrease in operating income.

    Domestically, irrigation sales increased as a result of the acquisitions made during 1999, weather conditions and government support programs, and sales of tubular products also increased from last year. International sales increased slightly as compared to the first quarter of 1999. Improved sales in the Mercusur, Middle East and Africa offset a decrease in Europe. In addition, a portion of a large project sale to eastern Europe was shipped in the first quarter of 1999, however, there were no shipments on this project in the first quarter of 2000. The Company expects the remaining portion of this sale will be shipped in the second quarter of this year. The Company's operations in Brazil continue to perform well, recording improved sales and operating profits as compared with 1999.

    INFRASTRUCTURE SEGMENT

    Net sales for the first quarter in the Infrastructure segment increased 39.6% to $106.4 million in 2000 from $76.2 million in 1999. Sales improved for all product lines. Domestically, lighting and traffic sales increased due to higher levels of government spending. Demand for capacity and distribution by electric utility customers continued to drive sales increases for utility poles and structures. Sales of communication structures domestically were up in the first quarter of 2000 due to an increased activity level in the network build-out by providers of wireless communications. Internationally, the Company's plant in China showed increased net sales in lighting and communication pole sales. In Europe, lighting sales were higher due to favorable market conditions and weather. First quarter 2000 acquisitions of three protective coating facilities and an aluminum pole facility also contributed to increased sales volumes during the first quarter of 2000.

    Operating income for the segment increased $7.0 million to $7.4 million in 2000 from the 1999 first quarter results of $0.4 million prior to last year's impairment charge. Additionally, the segment incurred an impairment charge in the first quarter of 1999 of $2.8 million to adjust certain asset values to their fair values and record severance costs related to a reduction in size of a communication tower facility in France. All product lines contributed to the improvement in operating profits. The Coatings division performed better due to acquisitions as well as volume increases at existing facilities. Profitability in the communication and lighting and utility product lines showed improvement domestically due to increased sales levels, cost reductions and operating leverage. Due to unseasonally mild weather, construction activity has been at higher levels during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at March 25, 2000 was $95.9 million compared to $98.6 million at December 25, 1999. The ratio of current assets to current liabilities was 1.6:1 at March 25, 2000, versus 1.8:1 at December 25, 1999.

    The Company's capital expenditure program is directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the thirteen-week period ended March 25, 2000, were approximately $ 7.2 million. In addition to those expenditures, an additional $51.2 million was spent for newly acquired coatings facilities in Illinois, Minnesota and California; the purchase of a minority interest in an irrigation distribution business in Argentina and the acquisition of the assets of an aluminum pole manufacturer in Minnesota.

    During the quarter, the Company repurchased 140,000 shares of its common stock for $2.3 million. Depreciation and amortization totaled $7.2 million for the first quarter of 2000 compared to $5.4 million a year ago.

    Available short-term credit facilities through bank lines of credit were $55 million at March 25, 2000, compared with $50 million at December 25, 1999. On March 25, 2000, approximately $9.7 million was unused.

    Historically, the Company's growth has been financed through a combination of cash provided from operations and debt financing. The Company's objective is to maintain long-term debt as a percent of invested capital below 40%. At the end of the quarter long-term debt as a percent of invested capital was 38.0% as compared with 33.8% at December 25, 1999. Increased debt levels were the result of acquisitions, capital expenditures, and share repurchases. Cash used by operating activities was $8.2 million for the first quarter 2000 and cash provided from operating activities was $23.7 in the first quarter of 1999. The reduction of operating cash flows was mainly the result of higher working capital levels as compared to 1999. Increased sales and sales backlogs in both segments were the primary reasons for increases in inventory and receivables as compared to 1999.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure now in place will be adequate for 2000 planned capital expenditures, dividends, additional share repurchases and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the first quarter ended March 25, 2000. For additional information, refer to page 36 of the Company's Annual Report to Stockholders' for the fiscal year ended December 25, 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Valmont's annual meeting of stockholders was held on April 26, 2000. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2000. Charles M. Harper retired as a director effective with the annual stockholders meeting and consequently the Board of Directors currently has eight members. For the annual meeting there were 23,316,298 shares outstanding and eligible to vote of which 20,432,163 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

    Election of Directors:

                                                 FOR       WITHHELD    ABSTAIN
                                              ----------   --------   ----------
Robert B. Daugherty                           20,242,027   190,136       -0-
Charles D. Peebler, Jr.                       20,325,043   107,120       -0-
Kenneth E. Stinson                            20,316,835   115,328       -0-

    Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2000:

For                 20,076,366
Against                332,462
Withheld                23,335
Abstain                    -0-

ITEM 5.  OTHER INFORMATION

    On February 23, 2000, the Company's Board of Directors authorized a quarterly cash dividend on common stock of 6.5 cents per share, payable
April 14, 2000, to stockholders of record March 31, 2000. The indicated annual dividend rate is 26 cents per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27  Financial Data Schedule

(b) Reports on Form 8-K

       The Company filed no reports on Form 8-k during the past fiscal quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                                VALMONT INDUSTRIES, INC.
                                                (Registrant)

                                                /s/ TERRY J. MCCLAIN
                                                -------------------------------------------
                                                Terry J. McClain
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)

Dated this 3rd day of May, 2000.