Form 10-Q
period 2000-06-24
VALMONT INDUSTRIES INC
filed 2000-08-01
CIK 102729

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-3701

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   23,239,221
                 Outstanding Common Shares as of July 20, 2000

Index is located on page 2.

Total number of pages 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
          Consolidated Statements of Operations for the thirteen and
            twenty-six weeks ended June 24, 2000 and June 26, 1999....       3
          Consolidated Balance Sheets as of June 24, 2000 and December
            25, 1999..................................................       4
          Consolidated Statements of Cash Flows for the twenty-six
            weeks ended June 24, 2000 and June 26, 1999...............       5
          Notes to Consolidated Financial Statements..................     6-8
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9-11
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...      12

PART II.  OTHER INFORMATION
Item 5.   Other Information...........................................      13
Item 6.   Exhibits and Reports on Form 8-K............................      13

SIGNATURES............................................................      14

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                      ---------------------   -----------------------
                                                      JUNE 24,    JUNE 26,     JUNE 24,     JUNE 26,
                                                        2000        1999         2000         1999
                                                      ---------   ---------   ----------   ----------
Net sales...........................................  $215,525    $162,759     $403,890     $317,162
Cost of sales.......................................   158,284     119,165      296,748      233,170
                                                      --------    --------     --------     --------
  Gross profit......................................    57,241      43,594      107,142       83,992

Selling, general and administrative expenses........    37,999      30,364       72,648       59,847
                                                      --------    --------     --------     --------
  Operating income..................................    19,242      13,230       34,494       24,145
                                                      --------    --------     --------     --------

Other income (deductions):
  Interest expense..................................    (3,964)     (1,956)      (7,109)      (3,861)
  Interest income...................................       214         189          349          419
  Miscellaneous.....................................    (1,127)       (561)      (1,340)        (640)
                                                      --------    --------     --------     --------
                                                        (4,877)     (2,328)      (8,100)      (4,082)
                                                      --------    --------     --------     --------
  Earnings before income taxes......................    14,365      10,902       26,394       20,063
                                                      --------    --------     --------     --------

Income tax expense:
  Current...........................................     6,600       3,400       11,700        8,900
  Deferred..........................................    (1,300)        600       (1,900)      (1,500)
                                                      --------    --------     --------     --------
                                                         5,300       4,000        9,800        7,400
                                                      --------    --------     --------     --------
  Net Earnings......................................  $  9,065    $  6,902     $ 16,594     $ 12,663
                                                      ========    ========     ========     ========
  Earnings per share:
    Basic...........................................  $   0.39    $   0.28     $   0.71     $   0.52
                                                      ========    ========     ========     ========
    Diluted.........................................  $   0.38    $   0.28     $   0.70     $   0.51
                                                      ========    ========     ========     ========
  Cash dividends per share..........................  $  0.065    $  0.065     $   0.13     $   0.13
                                                      ========    ========     ========     ========

Weighted average number of shares of
  common stock outstanding (000 omitted)............    23,233      24,237       23,275       24,412
                                                      ========    ========     ========     ========

Weighted average number of shares of
  common stock outstanding plus dilutive
  potential common shares (000 omitted).............    23,740      24,425       23,696       24,602
                                                      ========    ========     ========     ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 24,     DECEMBER 25,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents.................................    $  9,488      $ 14,936
  Receivables...............................................     134,244       106,844
  Inventories...............................................     119,763        85,383
  Prepaid expenses..........................................       6,730         4,784
  Refundable and deferred income taxes......................      10,233         8,086
                                                                --------      --------
      Total current assets..................................     280,458       220,033
                                                                --------      --------
Property, plant and equipment, at cost......................     373,326       326,451
  Less accumulated depreciation and amortization............     171,636       152,531
                                                                --------      --------
      Net property, plant and equipment.....................     201,690       173,920
                                                                --------      --------
Goodwill and other assets...................................      60,099        25,382
                                                                --------      --------
      Total assets..........................................    $542,247      $419,335
                                                                ========      ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................    $  4,506      $  4,372
  Notes payable to banks....................................      50,769        18,834
  Accounts payable..........................................      60,828        46,753
  Accrued expenses..........................................      55,331        49,962
  Dividends payable.........................................       1,511         1,524
                                                                --------      --------
      Total current liabilities.............................     172,945       121,445
                                                                --------      --------
Deferred income taxes.......................................      11,355        11,109
Long-term debt, excl. current installments..................     165,900       104,250
Minority interest in consolidated subsidiaries..............       8,152         7,302
Other noncurrent liabilities................................       4,500         4,741

Shareholders' equity:
  Preferred stock...........................................          --            --
  Common stock of $1 par value..............................      27,900        27,900
  Additional paid-in capital................................       1,003         1,043
  Retained earnings.........................................     234,080       220,506
  Accumulated other comprehensive income....................      (7,839)       (5,113)
  Treasury stock............................................     (75,723)      (73,808)
  Unearned restricted stock.................................         (26)          (40)
                                                                --------      --------
      Total shareholders' equity............................     179,395       170,488
                                                                --------      --------
      Total liabilities and shareholders' equity............    $542,247      $419,335
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              TWENTY-SIX WEEKS ENDED
                                                              -----------------------
                                                              JUNE 24,     JUNE 26,
                                                                2000         1999
                                                              ---------   -----------
Net cash provided (used) by operations......................  $ (7,159)    $ 39,542
                                                              --------     --------

Cash flows from investing activities:
  Purchase of property, plant & equipment...................   (22,577)     (24,601)
  Acquisitions..............................................   (56,218)      (2,854)
  Proceeds from sale of property and equipment..............       152          114
  Proceeds from investment by minority shareholder..........        --        1,374
  Proceeds from sale of nonconsolidated affiliate...........        --        8,294
  Changes in investment in other assets.....................    (1,011)        (501)
  Other, net................................................    (1,381)        (739)
                                                              --------     --------
    Net cash used in investing activities...................   (81,035)     (18,913)
                                                              --------     --------

Cash flows from financing activities:
  Net borrowings (repayments) under short-term agreements...    31,194       (6,936)
  Proceeds from long-term borrowings........................    68,709          187
  Principal payments on long-term obligations...............   (11,609)      (2,537)
  Dividends paid............................................    (3,035)      (3,196)
  Proceeds from exercises under stock plans.................       544          381
  Purchase of common treasury shares:
    Stock repurchase program................................    (2,322)      (7,236)
    Stock plan exercises....................................      (449)        (338)
                                                              --------     --------
    Net cash provided (used) by financing activities........    83,032      (19,675)
                                                              --------     --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (286)        (755)
                                                              --------     --------
    Net (decrease) increase in cash and cash equivalents....    (5,448)         199
Cash and cash equivalents--beginning of period..............    14,936        7,580
                                                              --------     --------
Cash and cash equivalents--end of period....................  $  9,488     $  7,779
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of June 24, 2000 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 24, 2000 and June 26, 1999 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 24, 2000 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1999 Annual Report to Shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 1999. The results of operations for the period ended June 24, 2000 are not necessarily indicative of the operating results for the full year.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This Bulletin becomes effective no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Adoption of SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

2.  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows for the twenty-six weeks ended:

                                                          JUNE 24,   JUNE 26,
                                                            2000       1999
                                                          --------   --------
Interest................................................  $  6,085   $  3,744
Income Taxes............................................    10,807      8,455

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

4.  EARNINGS PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                          BASIC      DILUTIVE EFFECT    DILUTED
                                           EPS      OF STOCK OPTIONS      EPS
                                         --------   -----------------   --------
1999:
  Thirteen weeks ended June 26, 1999:
    Net earnings.......................  $ 6,902            --          $ 6,902
    Shares outstanding.................   24,237           188           24,425
    Per share amount...................  $  0.28            --          $  0.28
  Twenty-six weeks ended June 26, 1999:
    Net earnings.......................  $12,663            --          $12,663
    Shares outstanding.................   24,412           190           24,602
    Per share amount...................  $  0.52            --          $  0.51
2000:
  Thirteen weeks ended June 24, 2000:
    Net earnings.......................  $ 9,065            --          $ 9,065
    Shares outstanding.................   23,233           507           23,740
    Per share amount...................  $  0.39            --          $  0.38
  Twenty-six weeks ended June 24, 2000:
    Net earnings.......................  $16,594            --          $16,594
    Shares outstanding.................   23,275           421           23,696
    Per share amount...................  $  0.71            --          $  0.70

5.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. These translation adjustments are the Company's only component of other comprehensive income.

                                  THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                  ---------------------   -----------------------
                                  JUNE 24,    JUNE 26,     JUNE 24,     JUNE 26,
                                    2000        1999         2000         1999
                                  ---------   ---------   -----------   ---------
Net earnings....................   $ 9,065     $ 6,902      $16,594      $12,663
Currency translation
  adjustments...................    (2,445)       (785)      (2,726)      (4,051)
                                   -------     -------      -------      -------
  Total comprehensive income....   $ 6,620     $ 6,117      $13,868      $ 8,612
                                   =======     =======      =======      =======

6.  TREASURY STOCK

    During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of June 24, 2000, a total of 4.7 million shares had been purchased for $77,787 including 140,000 shares during 2000 at a cost of $2,322.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

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

    In addition to these two reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales, profit, or assets.

                                   THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                   ---------------------   -----------------------
                                   JUNE 24,    JUNE 26,     JUNE 24,     JUNE 26,
                                     2000        1999         2000         1999
                                   ---------   ---------   -----------   ---------
Sales:
  Irrigation.....................  $ 97,775    $ 74,680     $175,516     $146,052
  Infrastructure.................   117,101      84,526      226,432      163,404
  Other..........................     6,732       7,392       13,269       15,323
                                   --------    --------     --------     --------
                                    221,608     166,598      415,217      324,779
Intersegment Sales:
  Irrigation.....................  $  2,601    $    972     $  4,257     $  1,662
  Infrastructure.................     2,113       1,648        4,568        4,283
  Other..........................     1,369       1,219        2,502        1,672
                                   --------    --------     --------     --------
                                      6,083       3,839       11,327        7,617
Net Sales:
  Irrigation.....................  $ 95,174    $ 73,708     $171,259     $144,390
  Infrastructure.................   114,988      82,878      221,864      159,121
  Other..........................     5,363       6,173       10,767       13,651
                                   --------    --------     --------     --------
    Consolidated net sales.......  $215,525    $162,759     $403,890     $317,162
                                   ========    ========     ========     ========
Operating Income
  Irrigation operations..........  $ 10,976    $  8,533     $ 18,554     $ 18,194
  Gain on sale of investment.....        --          --           --        2,823
                                   --------    --------     --------     --------
    Total Irrigation.............    10,976       8,533       18,554       21,017
                                   --------    --------     --------     --------
  Infrastructure operations......     8,186       4,483       15,621        4,879
  Impairment charge..............        --          --           --       (2,431)
                                   --------    --------     --------     --------
    Total Infrastructure.........     8,186       4,483       15,621        2,448
                                   --------    --------     --------     --------
  Other..........................        80         214          319          680
                                   --------    --------     --------     --------
    Total........................  $ 19,242    $ 13,230     $ 34,494     $ 24,145
                                   ========    ========     ========     ========

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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the second quarter of 2000 were $215.5 million, an increase of 32.4% from $162.8 million for the same period last year. For the twenty-six week period ended June 24, 2000, net sales were $403.9 million, an increase of $86.7 million, or 27.3% over the $317.2 million reported for the twenty-six week period ended June 26, 1999. Sales increases were realized in both the irrigation and infrastructure segments.

    Gross profit margin was 26.6% for the thirteen week period ended June 24, 2000, compared with 26.8% for the period ended June 26, 1999. For the twenty-six week periods ended June 24, 2000 and June 26, 1999, gross profit margins were 26.5%. Gross profit margins were essentially unchanged, as sales price increases, cost reductions and other efficiency improvements helped offset raw material price increases. For the thirteen weeks ended June 24, 2000, selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 18.7% to 17.6% when compared with the period ended June 26, 1999. For the twenty-six weeks ended June 24, 2000, SG&A as a percentage of net sales decreased from 18.9% to 18.0% from the period ended June 26, 1999. The SG&A percentage decreases were due to SG&A expense controls and continued focus on cost reductions. Operating income for the first quarter of 2000 was $19.2 million, an increase of $6.0 million from $13.2 million reported for the same period in 1999, resulting in a percentage increase of 45.4%. Operating income for the twenty-six weeks ended June 24, 2000 was $34.5 million, a 42.9% increase from the $24.1 million reported for the same period ended June 26, 1999.

    Net interest expense was $3.8 million for the second quarter of 2000 which is up from the $1.8 million incurred for the same period in 1999. For the twenty-six weeks ended June 24, 2000, net interest expense was $6.8 million, an increase of $3.3 million from the $3.4 million reported for the period ended June 26, 1999. These increases reflect higher interest-bearing debt levels and interest rates in 2000. Increased state and local taxes resulted in the effective tax rate being increased for the second quarter in 2000 to 36.9% up from 36.7% for the second quarter in 1999. The effective tax rate for the twenty-six week period ended June 24, 2000 was 37.1% compared with 36.9% for the period ended June 26, 1999.

    Net earnings for the quarter ended June 24, 2000 increased 31.3% to $9.1 million from $6.9 million reported for the 1999 second quarter. For the twenty-six weeks ended June 24, 2000, net earnings were $16.6 million, a $3.9 million (31.0%) increase over the period ended June 24, 1999. Diluted earnings per share for the second quarter of 2000 increased 35.7% to $0.38 compared with $0.28 reported for the same period in 1999. For the twenty-six weeks ended June 24, 2000, diluted earnings per share were $0.70, an increase of 37.3% from the $0.51 reported for the period ended June 26, 1999.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the second quarter were $95.2 million, an increase of $21.5 million (29.1%) compared with net sales of $73.7 million reported for the same period in 1999. Operating income increased 28.6% in the second quarter, from $8.5 million in 1999 to $11.0 million in 2000. For the twenty-six weeks ended June 24, 2000, net sales increased $26.9 million (18.6%) from the $144.4 million reported for the twenty-six weeks ended June 26, 1999. Operating income for the twenty-six weeks ended June 24, 2000 was $18.6 million, a decrease of $2.5 million from the twenty-six weeks ended
June 26, 1999. Included in 1999 operating income was a $2.8 million gain from the sale of an investment. Domestically, a strong finish to the 2000 spring irrigation sales season helped to increase second quarter sales. This sales increase was aided in part by government support programs and dryness in some U.S. growing regions during the planting season. The increase in year-to-date sales in 2000 was also impacted by acquisitions made in 1999. The increase in year-to-date operating income in relation to the sales increase was lower due to increased costs of raw materials and start-up expenses associated with the Company's new manufacturing plant in McCook, Nebraska.

    Internationally, strong markets in South America and Africa in 2000, despite a strong U.S. dollar, also contributed to increased sales and operating income in the irrigation segment for both the thirteen and twenty-six weeks ended
June 24, 2000. Sales in Europe were tempered due to low crop prices and the strong U.S. dollar. Sales of tubular products for the thirteen and twenty-six periods ended June 24, 2000 increased from the same periods in 1999.

    INFRASTRUCTURE SEGMENT

    Net sales for the second quarter in the Infrastructure segment increased 38.7% to $115.0 million in 2000 from $82.9 million in 1999. For the twenty-six week period ended June 24, 2000, net sales were $221.9 million, an increase of $62.7 million or 39.4% over the $159.1 million reported for the twenty-six weeks ended June 26, 1999. Sales increased in all product lines. Domestically, lighting and traffic sales increased due to higher levels of government spending, a strong general construction economy, and the acquisition of an aluminum pole plant in early 2000. Capacity and distribution needs by electric utility consumers in a deregulating industry continued to drive sales increases in utility poles and structures. Sales of communication poles, towers and components were up domestically due to an increased activity level in the build-out of wireless communications networks. Internationally, the Company's plant in China showed increased net sales in utility and communication pole sales. In Europe, sales were up in local currency terms. Sales of protective coatings services increased due to sales growth in existing locations and the acquisition of four facilities this year.

    The Infrastructure segment reported operating income of $8.2 million in the second quarter of 2000 compared with operating income of $4.5 million for the same period in 1999. For the twenty-six week period ended June 24, 2000, operating income increased $13.2 million to $15.6 million from the $2.4 million reported for the period ended June 26, 1999. Year-to-date operating income in 1999 included an impairment charge of $2.4 million to adjust the asset values and record severance costs related to a reduction in size of a communication tower facility in France.

    The substantial increase in operating income in the Infrastructure segment was the result of the sales volume increases, ongoing efforts to reduce costs and improve productivity, and acquisitions completed in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at June 24, 2000 was $107.5 million compared with $98.6 million at December 25, 1999. The ratio of current assets to current liabilities was 1.6:1 at June 24, 2000, versus 1.8:1 at December 25, 1999.

    The Company's capital expenditure program is directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the twenty-six week period ended June 24, 2000, were approximately $22.6 million. In addition to those expenditures an additional $56.2 million was spent for newly acquired coatings facilities in Illinois, Minnesota, California and Iowa; the purchase of a minority interest in an irrigation distribution business in Argentina; the acquisition of the assets of an aluminum pole manufacturer in Minnesota; and the acquisition of a tubing business in Nebraska.

    During the twenty-six weeks ended June 24, 2000, the Company repurchased 140,000 shares for $2.3 million. Depreciation and amortization totaled
$14.9 million for the first half of 2000 compared with $10.5 million a year ago.

    Available short-term credit facilities through bank lines of credit were $55 million at June 24, 2000, compared with $50 million at December 25, 1999. On June 24, 2000, approximately $9.0 million was unused.

    The Company's growth has been financed through a combination of cash provided from operations and debt financing. The Company's objective is to maintain long-term debt as a percent of invested capital below 40%. At June 24, 2000, long-term debt as a percent of invested capital was 40.1% compared with 33.8% at December 25, 1999. The increased debt level was the result of acquisitions, capital expenditures and share repurchases. Cash used by operating activities was $7.2 million for the twenty-six weeks ended June 24, 2000 and cash provided from operating activities was $39.5 for the twenty-six week period ended June 26, 1999. The reduction of operating cash flows was mainly the result of higher working capital levels as compared to 1999. Increased sales and sales backlogs in both segments were the primary reasons for increases in inventory and receivables as compared with 1999.

    The Company believes cash flow from operations, available credit facilities, and the capital structure now in place will be adequate for 2000 planned capital expenditures, dividends, additional share repurchases and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the twenty-six weeks ended June 24, 2000. For additional information, refer to page 36 of the Company's Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended December 25, 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On April 26, 2000, the Company's Board of Directors authorized a quarterly cash dividend of 6.5 cents per share, payable July 14, 2000, to stockholders of record June 30, 2000. The indicated annual dividend rate is 26 cents per share.

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

Dated this 1st day of August, 2000.