Form 10-Q
period 2000-09-23
VALMONT INDUSTRIES INC
filed 2000-11-01
CIK 102729

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   23,267,098
                Outstanding Common Shares as of October 19, 2000

Index is located on page 2.

Total number of pages 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
          Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 23, 2000 and September
            25, 1999..................................................       3
          Consolidated Balance Sheets as of September 23, 2000 and
            December 25, 1999.........................................       4
          Consolidated Statements of Cash Flows for the thirty-nine
            weeks ended September 23, 2000 and September 25, 1999.....       5
          Notes to Consolidated Financial Statements..................     6-8
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9-11
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...      12

PART II.  OTHER INFORMATION
Item 5.   Other Information...........................................      12
Item 6.   Exhibits and Reports on Form 8-K............................      12

SIGNATURES............................................................      12

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                    ------------------------   ------------------------
                                                    SEPT. 23,      SEPT. 25,   SEPT. 23,      SEPT. 25,
                                                      2000           1999        2000           1999
                                                    ---------      ---------   ---------      ---------
Net sales.........................................  $191,664       $138,848    $595,554       $456,010
Cost of sales.....................................   140,589         98,845     437,337        332,015
                                                    --------       --------    --------       --------
  Gross profit....................................    51,075         40,003     158,217        123,995

Selling, general and administrative expenses......    35,191         29,092     107,839         88,939
                                                    --------       --------    --------       --------
Operating income..................................    15,884         10,911      50,378         35,056
                                                    --------       --------    --------       --------

Other income (deductions):
  Interest expense................................    (4,559)        (1,944)    (11,668)        (5,805)
  Interest income.................................       368            118         717            537
  Miscellaneous...................................      (859)             7      (2,199)          (633)
                                                    --------       --------    --------       --------
                                                      (5,050)        (1,819)    (13,150)        (5,901)
                                                    --------       --------    --------       --------
  Earnings before income taxes....................    10,834          9,092      37,228         29,155
                                                    --------       --------    --------       --------

Income tax expense:
  Current.........................................     3,200          4,100      14,900         13,000
  Deferred........................................       750           (700)     (1,150)        (2,200)
                                                    --------       --------    --------       --------
                                                       3,950          3,400      13,750         10,800
                                                    --------       --------    --------       --------
  Net Earnings....................................  $  6,884       $  5,692    $ 23,478       $ 18,355
                                                    ========       ========    ========       ========
  Earnings per share:
    Basic.........................................  $   0.30       $   0.24    $   1.01       $   0.75
                                                    ========       ========    ========       ========
    Diluted.......................................  $   0.29       $   0.23    $   0.99       $   0.75
                                                    ========       ========    ========       ========
  Cash dividends per share........................  $  0.065       $  0.065    $  0.195       $  0.195
                                                    ========       ========    ========       ========

Weighted average number of shares of
  common stock outstanding (000 omitted)..........    23,251         24,209      23,267         24,345
                                                    ========       ========    ========       ========

Weighted average number of shares of
  common stock outstanding plus dilutive
  potential common shares (000 omitted)...........    23,862         24,505      23,765         24,612
                                                    ========       ========    ========       ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 23,   DECEMBER 25,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $  9,147        $ 14,936
  Receivables...............................................     141,170         106,844
  Inventories...............................................     132,079          85,383
  Prepaid expenses..........................................       6,565           4,784
  Refundable and deferred income taxes......................      10,027           8,086
                                                                --------        --------
      Total current assets..................................     298,988         220,033
                                                                --------        --------
Property, plant and equipment, at cost......................     375,225         326,451
  Less accumulated depreciation and amortization............     171,159         152,531
                                                                --------        --------
      Net property, plant and equipment.....................     204,066         173,920
                                                                --------        --------
Goodwill and other assets...................................      64,036          25,382
                                                                --------        --------
      Total assets..........................................    $567,090        $419,335
                                                                ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................    $  3,196        $  4,372
  Notes payable to banks....................................      37,157          18,834
  Accounts payable..........................................      60,783          46,753
  Accrued expenses..........................................      57,234          49,962
  Dividends payable.........................................       1,512           1,524
                                                                --------        --------
      Total current liabilities.............................     159,882         121,445
                                                                --------        --------
Deferred income taxes.......................................      11,900          11,109
Long-term debt, excl. current installments..................     199,726         104,250
Minority interest in consolidated subsidiaries..............       8,589           7,302
Other noncurrent liabilities................................       4,494           4,741

Shareholders' equity:
  Preferred stock...........................................          --              --
  Common stock of $1 par value..............................      27,900          27,900
  Additional paid-in capital................................         850           1,043
  Retained earnings.........................................     239,453         220,506
  Accumulated other comprehensive income....................     (10,437)         (5,113)
  Treasury stock............................................     (75,247)        (73,808)
  Unearned restricted stock.................................         (20)            (40)
                                                                --------        --------
      Total shareholders' equity............................     182,499         170,488
                                                                --------        --------
      Total liabilities and shareholders' equity............    $567,090        $419,335
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              THIRTY-NINE WEEKS ENDED
                                                              ------------------------
                                                              SEPT. 23,      SEPT. 25,
                                                                2000           1999
                                                              ---------      ---------
Net cash provided (used) by operations......................  $ (9,012)      $ 52,010
                                                              --------       --------

Cash flows from investing activities:
  Purchase of property, plant & equipment...................   (33,831)       (31,004)
  Acquisitions..............................................   (61,342)        (2,854)
  Proceeds from sale of property and equipment..............       248            114
  Proceeds from investment by minority shareholder..........        --          1,374
  Proceeds from sale of nonconsolidated affiliate...........        --          8,294
  Changes in investment in other assets.....................      (942)          (316)
  Other, net................................................      (798)        (2,460)
                                                              --------       --------
    Net cash used in investing activities...................   (96,665)       (26,852)
                                                              --------       --------

Cash flows from financing activities:
  Net borrowings (repayments) under short-term agreements...    18,097         (2,497)
  Proceeds from long-term borrowings........................   103,201         25,206
  Principal payments on long-term obligations...............   (14,342)       (29,565)
  Dividends paid............................................    (4,547)        (4,769)
  Proceeds from exercises under stock plans.................     1,088            381
  Purchase of common treasury shares:
    Stock repurchase program................................    (2,322)        (7,494)
    Stock plan exercises....................................      (805)          (508)
                                                              --------       --------
    Net cash provided (used) by financing activities........   100,370        (19,246)
                                                              --------       --------
Effect of exchange rate changes on cash and and cash
  equivalents...............................................      (482)          (674)
                                                              --------       --------
  Net (decrease) increase in cash and cash equivalents......    (5,789)         5,238
Cash and cash equivalents--beginning of period..............    14,936          7,580
                                                              --------       --------
Cash and cash equivalents--end of period....................  $  9,147       $ 12,818
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of September 23, 2000 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 23, 2000 and September 25, 1999 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 23, 2000 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 25, 1999 Annual Report to Shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 1999. The results of operations for the period ended September 23, 2000 are not necessarily indicative of the operating results for the full year.

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

3.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows for the thirty-nine weeks ended:

                                                            SEPT. 23,   SEPT. 25,
                                                              2000        1999
                                                            ---------   ---------
Interest..................................................   $10,509     $ 5,694
Income Taxes..............................................    16,597      14,140

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

4.  EARNINGS PER SHARE

    The following table provides a reconciliation between basic and diluted earnings per share:

                                               BASIC     DILUTIVE EFFECT    DILUTED
                                                EPS      OF STOCK OPTIONS     EPS
                                              --------   ----------------   --------
1999:
  Thirteen weeks ended September 25, 1999:
    Net earnings............................  $ 5,692           --          $ 5,692
    Shares outstanding......................   24,209          296           24,505
    Per share amount........................  $  0.24           --          $  0.23
  Thirty-nine weeks ended September 25,
    1999:
    Net earnings............................  $18,355           --          $18,355
    Shares outstanding......................   24,345          267           24,612
    Per share amount........................  $  0.75           --          $  0.75
2000:
  Thirteen weeks ended September 23, 2000:
    Net earnings............................  $ 6,884           --          $ 6,884
    Shares outstanding......................   23,251          611           23,862
    Per share amount........................  $  0.30           --          $  0.29
  Thirty-nine weeks ended September 23,
    2000:
    Net earnings............................  $23,478           --          $23,478
    Shares outstanding......................   23,267          498           23,765
    Per share amount........................  $  1.01           --          $  0.99

5.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. These translation adjustments are the Company's only component of other comprehensive income.

                                      THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                      ---------------------   -----------------------
                                      SEPT. 23,   SEPT. 25,   SEPT. 23,    SEPT. 25,
                                        2000        1999         2000         1999
                                      ---------   ---------   ----------   ----------
Net earnings........................  $  6,884    $  5,692     $ 23,478     $ 18,355
Currency translation adjustments....    (2,598)     (1,084)      (5,324)      (5,135)
                                      --------    --------     --------     --------
  Total comprehensive income........  $  4,286    $  4,608     $ 18,154     $ 13,220
                                      ========    ========     ========     ========

6.  TREASURY STOCK

    During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of September 23, 2000, a total of 4.7 million shares had been purchased for $77,787 including 140,000 shares during 2000 at a cost of $2,322.

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

                                      THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                      ---------------------   -----------------------
                                      SEPT. 23,   SEPT. 25,   SEPT. 23,    SEPT. 25,
                                        2000        1999         2000         1999
                                      ---------   ---------   ----------   ----------
Sales:
  Irrigation........................  $ 69,531    $ 47,158     $245,047     $193,210
  Infrastructure....................   121,126      87,285      347,558      250,689
  Other.............................     6,750       6,609       20,019       21,932
                                      --------    --------     --------     --------
                                       197,407     141,052      612,624      465,831
Intersegment Sales:
  Irrigation........................  $  3,461    $    521     $  7,718     $  2,183
  Infrastructure....................     1,252       1,390        5,820        5,673
  Other.............................     1,030         293        3,532        1,965
                                      --------    --------     --------     --------
                                         5,743       2,204       17,070        9,821
Net Sales:
  Irrigation........................  $ 66,070    $ 46,637     $237,329     $191,027
  Infrastructure....................   119,874      85,895      341,738      245,016
  Other.............................     5,720       6,316       16,487       19,967
                                      --------    --------     --------     --------
    Consolidated net sales..........  $191,664    $138,848     $595,554     $456,010
                                      ========    ========     ========     ========
Operating Income
  Irrigation operations.............  $  4,903    $  2,660     $ 23,457     $ 20,854
  Gain on sale of investment........        --          --           --        2,823
                                      --------    --------     --------     --------
    Total Irrigation................     4,903       2,660       23,457       23,677
                                      --------    --------     --------     --------
  Infrastructure operations.........    10,585       8,249       26,206       13,128
  Impairment charge.................        --          --           --       (2,431)
                                      --------    --------     --------     --------
    Total Infrastructure............    10,585       8,249       26,206       10,697
                                      --------    --------     --------     --------
  Other.............................       396           2          715          682
                                      --------    --------     --------     --------
    Total...........................  $ 15,884    $ 10,911     $ 50,378     $ 35,056
                                      ========    ========     ========     ========

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the third quarter of 2000 were $191.7 million, an increase of 38.0% from $138.8 million over the same period last year. For the thirty-nine week period ended September 23, 2000, net sales were $595.6 million, an increase of $139.5 million, or 30.6% over the $456.0 million reported for the thirty-nine week period ended September 25, 1999. Sales increases were realized in both the irrigation and infrastructure segments and were due to growth in base business sales and acquisitions completed this year.

    Gross profit margin was 26.6% for the thirteen week period ended
September 23, 2000, compared with 28.8% for the period ended September 25, 1999. For the thirty-nine week periods ended September 23, 2000, and September 25, 1999, gross profit margins were 26.6% and 27.2%, respectively. For the thirteen weeks ended September 23, 2000, selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 21.0% to 18.4% when compared with the period ended September 25, 1999. For the thirty-nine weeks ended September 23, 2000, SG&A as a percentage of net sales decreased from 19.5% to 18.1% from the period ended September 25, 1999. The declines in the gross profit and SG&A percentages were due in part to the businesses acquired in 2000, which experienced lower gross profit and SG&A percentages than the remainder of the Company's operations. Overall, these acquired businesses are positive contributors to operating income. Gross profit margins also were affected by raw material price increases, which were not completely recovered by cost reductions and sales price increases. The Company also realized SG&A expense leverage due to growth in its existing businesses. Operating income for the third quarter of 2000 was $15.9 million, an increase of $5.0 million from $10.9 million reported for the same period in 1999, resulting in a percentage increase of 45.6%. Operating income for the thirty-nine weeks ended September 23, 2000 was $50.4 million, a 43.7% increase from the $35.1 million reported for the period ended September 25, 1999.

    Net interest expense was $4.2 million for the third quarter of 2000 which was up from the $1.8 million incurred for the same period in 1999. For the thirty-nine weeks ended September 23, 2000, net interest expense was $11.0 million, an increase of $5.7 million from the $5.3 million reported for the period ended September 25, 1999. These increases reflect higher interest-bearing debt levels and interest rates in 2000.

    The effective tax rate for the third quarter in 2000 decreased to 36.5% from 37.4% for the third quarter in 1999. The Company received tax benefits from increased international taxable income during the third quarter of 2000 compared to the same period in 1999. The effective tax rate for the thirty-nine week period ended September 23, 2000 was 36.9% compared with 37.0% for the period ended September 25, 1999.

    Net earnings for the quarter ended September 23, 2000 increased 20.9% to $6.9 million from $5.7 million reported for the 1999 third quarter. For the thirty-nine weeks ended September 23, 2000, net earnings were $23.5 million, a $5.1 million or 27.9% increase over the period ended September 25, 1999. Diluted earnings per share for the third quarter of 2000 increased 26.1% to $0.29 compared with $0.23 reported for the same period in 1999. For the thirty-nine weeks ended September 23, 2000, diluted earnings per share were $0.99, an increase of 32.0% from the $0.75 reported for the period ended September 25, 1999.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the third quarter were $66.1 million, an increase of $19.4 million or 41.7% compared with net sales of $46.6 million reported for the same period in 1999. Operating income increased 84.3% in the third quarter, from $2.7 million in 1999 to $4.9 million in 2000. For the thirty-nine weeks ended September 23, 2000, net sales increased $46.3 million or 24.2% from the $191.0 million reported for the thirty-nine weeks ended
September 25, 1999. Operating income for the thirty-nine weeks ended
September 23, 2000 was $23.5 million, a decrease of $0.2 million from the thirty-nine weeks ended September 25, 1999. Included in 1999 operating income was a $2.8 million gain from the sale of an investment. Increased customer attention to water conservation and efforts by farmers to improve productivity and reduce labor costs contributed to the sales increase. The sales increase was also aided by the effect of government support programs on farm income and dryness in some growing regions. The increase in year-to-date sales in 2000 was also impacted by acquisitions made in 1999. The increase in year-to-date operating income in relation to the sales increase was lower due to increased costs of raw materials and start-up expenses associated with the Company's new manufacturing plant in McCook, Nebraska.

    Internationally, strong markets in South America, South Africa, the Middle East and Europe in 2000, despite a strong U.S. dollar, contributed to increased sales and operating income in the irrigation segment for both the thirteen and thirty-nine weeks ended September 23, 2000. Sales of tubular products for the thirteen and thirty-nine periods ended September 23, 2000 increased from the same periods in 1999 due to improved markets for the company's products and an acquisition made during the second quarter of 2000.

    INFRASTRUCTURE SEGMENT

    Net sales for the third quarter in the Infrastructure segment increased 39.6% to $119.9 million in 2000 from $85.9 million in 1999. For the thirty-nine week period ended September 23, 2000, net sales were $341.7 million, an increase of $96.7 million or 39.5% over the $245.0 million reported for the thirty-nine weeks ended September 25, 1999. Sales increased in all product lines. Domestically, lighting and traffic sales continued to increase due to higher levels of government highway spending and the acquisition of an aluminum pole plant in early 2000. Capacity and distribution additions by electric utility consumers in a deregulating industry continued to drive sales increases in utility poles and structures. Sales of communication poles, towers and components were up domestically due to an increased activity level in the build-out of wireless communications networks. In Europe, sales were up in local currency terms, particularly in France, where strong pre-election demand from local municipalities for lighting products boosted sales. In China, lighting sales were down, but utility and communication sales improved over last year.

    The Infrastructure segment reported operating income of $10.6 million in the third quarter of 2000 compared with operating income of $8.2 million for the same period in 1999. For the thirty-nine week period ended September 23, 2000, operating income increased $15.5 million to $26.2 million from the

$10.7 million reported for the period ended September 25, 1999. Year-to-date operating income in 1999 included an impairment charge of $2.4 million to adjust the asset values and record severance costs related to a reduction in size of a communication tower facility in France. The substantial increase in operating income in the Infrastructure segment was the result of the sales volume increases, ongoing efforts to reduce costs and improve productivity, and acquisitions completed in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at September 23, 2000 was $139.1 million compared with $98.6 million at December 25, 1999. The ratio of current assets to current liabilities was 1.9:1 at September 23, 2000, versus 1.8:1 at December 25, 1999.

    The Company's capital expenditure program is directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the thirty-nine week period ended
September 23, 2000, were approximately $33.8 million. In addition to those expenditures an additional $61.3 million was spent for newly acquired coatings facilities in Illinois, Minnesota, California and Iowa; the purchase of a minority interest in an irrigation distribution business in Argentina; the acquisition of the assets of an aluminum pole manufacturer in Minnesota; the acquisition of a tubing business in Nebraska; and a minority interest investment in a joint venture in Mexico. Depreciation and amortization totaled
$22.5 million for the thirty-nine weeks ended September 23, 2000, compared with $15.6 million for the thirty-nine weeks ended September 25, 1999.

    Available short-term credit facilities through bank lines of credit were $55 million at September 23, 2000, compared with $50 million at December 25, 1999. On September 23, 2000, approximately $24.1 million was unused.

    At September 23, 2000, long-term debt as a percent of invested capital was 45.3% compared with 33.8% at December 25, 1999. The increased debt level was the result of acquisitions, capital expenditures and increased working capital needs. Cash used by operating activities was $9.0 million for the thirty-nine weeks ended September 23, 2000 and cash provided from operating activities was $52.0 for the thirty-nine week period ended September 25, 1999. The reduction of operating cash flows was mainly the result of higher working capital levels as compared to 1999. Increased sales and sales backlogs in both segments were the primary reasons for increases in inventory and receivables as compared with 1999. During the thirty-nine weeks ended September 23, 2000, the Company repurchased 140,000 shares for $2.3 million.

    Long-term debt as a percent of capital exceeds the Company's stated objective of 40% at this time due to acquisition activity and growth of existing businesses. The Company believes its operations have the long-term cash generating capabilities and available credit facilities to service debt, finance planned capital expenditures, dividends, and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the thirty-nine weeks ended September 23, 2000. For additional information, refer to page 36 of the Company's Annual Report to Stockholders, incorporated by reference into the Company's annual report on Form 10-K for the fiscal year ended December 25, 1999.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On September 11, 2000, the Company's Board of Directors authorized a quarterly cash dividend of 6.5 cents per share, payable October 16, 2000, to stockholders of record September 29, 2000. The indicated annual dividend rate is
26.0 cents per share.

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

Dated this 31st day of October, 2000.