Form 10-K405
period 2000-12-30
VALMONT INDUSTRIES INC
filed 2001-03-23
CIK 102729

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commision file number 0-3701

VALMONT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0351813
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
One Valmont Plaza, Omaha, Nebraska	68154-5215
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (402) 963-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock; $1.00 par value
Preferred Share Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/  No / /

    At March 2, 2001 there were outstanding 23,336,731 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 2, 2001 was $262,070,000.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's annual report to shareholders for the fiscal year ended December 30, 2000 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 26, 2001 (the "Proxy Statement") are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 30, 2000

PART I

ITEM 1. BUSINESS.

(a) General Description of Business

    Valmont Industries, Inc., a Delaware Corporation, was incorporated on March 8, 1946 and together with its subsidiaries (the "Company" or "Valmont") is engaged in the Infrastructure and Irrigation businesses. The description of Valmont's businesses set forth on pages 10 through 25 of the Company's 2000 Annual Report is incorporated herein by reference. The Company entered the Irrigation market in 1953 from its manufacturing location in Valley, Nebraska. The Infrastructure segment began producing and marketing engineered metal structures in the early 1960's.

    Valmont has grown internally and by acquisition and has also divested certain businesses. Valmont's business expansions during the past five years include (i) the 1996 acquisitions of TelecCentre, S.A., a French manufacturer of communication towers, and of Valmont Mastbau, KG, a German manufacturer and distributor of pole structures for the lighting market, (ii) the 1997 construction of a new coatings plant in West Point, Nebraska, (iii) the 1997 formation of a 70% owned joint venture with a Brazilian manufacturer of mechanized irrigation equipment, (iv) the acquisition of two coatings facilities in Tualatin, Oregon and in Lindon, Utah in January of 1998, (v) the expansion during 1998 of facilities in Siedlce, Poland, (vi) the acquisition during 1998 of two coatings facilities in Long Beach, California and Tulsa, Oklahoma and the purchase of Cascade Earth Sciences, Ltd., a firm providing consulting services for environmental and wastewater management projects headquartered in Albany, Oregon, (vii) investment in two retail irrigation outlets during 1999 in California and Colorado, (viii) the 1999 investment in an irrigation manufacturing facility in McCook, Nebraska and (ix) the 2000 acquisitions of four coatings facilities in Minneapolis, Minnesota; Chicago, Illinois; Los Angeles, California; and Sioux City, Iowa; an aluminum pole manufacturing plant in Minneapolis, Minnesota; and a tubing business in Waverly, Nebraska. Divestitures during the past five years include the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business and the first quarter 1999 sale of stock of an investment in an irrigation technology development business. Divestitures in 2000 included the closure of a composite pole plant in Gunnison, Utah; the sale of certain assets of a communication tower business in France; and the rolled cylinder business in Tulsa, Oklahoma.

(b) Operating Segments

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

(c) Narrative Description of Business

  Principal Products Produced and Services Rendered.

    The information called for by this item is incorporated by reference to pages 10 through 25 in the Company's Annual Report.

  Suppliers and Availability of Raw Materials.

    Hot rolled steel coil, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for the Infrastructure and Irrigation segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are readily available. It is not likely that key raw materials would be unavailable for extended periods and the Company is not dependent on any one supplier for any key raw material commodity.

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

  Backlog.

    The backlog of orders for the principal products manufactured and marketed was approximately $150.5 million at the end of the 2000 fiscal year and $129.9 million at the close of 1999 fiscal year. It is anticipated that most of the backlog of orders will be filled during fiscal year 2001. At year-end, the backlog by segment was as follows (dollar amounts in millions):

	Dec. 30, 2000	Dec. 25, 1999
Infrastructure	$121.4	$100.2
Irrigation	29.0	29.0
Other	.1	.7

	$150.5	$129.9

  Competitive Conditions.

    In the Infrastructure segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic, utility and wireless communication industries and supplies custom coating services. The Irrigation segment involves the development, manufacture and distribution of mechanized irrigation equipment, tubular steel products and related products for both the U.S. and international markets. The Company also manufactures and distributes machine tool accessories and industrial fasteners. The Company has significant competitors in each of its industry segments. The key competitive strategy used by the Company in each segment is one of high quality and service.

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

  Number of Employees.

At December 30, 2000, the Company had 5,503 employees.

  Geographic Areas.

Valmont's international sales activity encompasses over one hundred foreign countries. The information called for by this item is incorporated by reference to "Summary by Geographical Area" on page 49 in the Annual Report.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in a 35,000 square foot leased facility in Omaha, Nebraska, under a lease expiring October, 2008. The headquarters of the Company's operating divisions are located in Valley, Nebraska, except for wireless communication, which is located in Salem, Oregon. The principal operating locations of the Company are listed below. A map depicting 30 plants can be found on pages 8 and 9 in the Annual Report.

	Owned, Leased	Principal Activities
Irrigation Segment Locations
Albany, Oregon	Leased	Water and soil management services
Johannesburg, South Africa	Leased	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Manufacture of irrigation equipment and steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Infrastructure Segment Locations
Brenham, Texas	Owned	Manufacture of steel poles for lighting, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting, utility and wireless communication
Chicago, Illinois	Owned	Galvanizing services
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting
Jasper, Tennessee	Leased	Manufacture of steel poles for lighting, utility and wireless communication
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting
Minneapolis, Minnesota	Owned	Painting and anodizing services
Rive de Gier, France	Owned	Manufacture of aluminum poles
Salem, Oregon	Leased	Manufacture of wireless communication structures and components
Shanghai, China	Leased	Manufacture of steel poles for lighting, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles
Sioux City, Iowa	Owned	Galvanizing services
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting, utility and wireless communication
Tulsa, Oklahoma	Leased	Galvanizing services
Valley, Nebraska	Owned	Manufacture of steel poles, wireless communication structures, provide galvanizing services
West Point, Nebraska	Owned	Galvanizing services

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to, nor is any of its property subject to, any material legal proceedings. The Company is from time to time engaged in routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

Executive Officers of the Company

    The executive officers of the Company at December 30, 2000, their ages, positions held, and the business experience of each during the past five years are, as follows:

      Mogens C. Bay, age 52, Chairman and Chief Executive Officer of the Company since January 1997. President and Chief Executive Officer of the Company from August 1993 to December 1996 and Director of the Company since October 1993.

      Terry J. McClain, age 53, Senior Vice President and Chief Financial Officer of the Company since January 1997. Previously Vice President and Chief Financial Officer of the Company from January 1994 until December 1996.

      E. Robert Meaney, age 53, Senior Vice President-International of the Company since September 1998. President and Chief Operating Officer-Valmont International from February 1994 to September 1998.

      Ann F. Ashford, age 40, Vice President-Human Resources of the Company since December 1999. Vice President-Human Resources, PKS Information Services, Inc., from January 1998 to December 1999. Director-Human Resources, MFS Communications Company, Inc., from January 1995 to September 1997.

      Jill A. Daily, age 54, Vice President-Procurement of the Company since June 1999. Manager-Global Procurement for Education and Development, Rohm and Haas Company, from June 1996 to June 1999. Manager-Global Procurement Training, Rohm and Haas Company, from November 1994 to June 1996.

      Thomas P. Egan, Jr., age 52, Vice President, Corporate Counsel and Secretary of the Company since 1984.

      Mark C. Jaksich, age 43, Vice President and Controller of the Company since February 2000. Director of Corporate Accounting of the Company from April 1998 to February 2000. Controller-Valmont International from July 1994 to April 1998.

      Mark E. Treinen, age 45, Vice President-Business Development since January 1994.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by items 5, 6 and 7 is incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Company's Annual Report:

Item	Caption in Annual Report	Page(s) in Annual Report
5	Shareholder and Investor Relations	52
5	Stock Price and Dividends Declared	50
5	Approximate Number of Shareholders	38 - 39
5&6	Selected Eleven Year Financial Data	38 - 39
7	Management's Discussion and Analysis	33 - 37

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information called for by item 7A is incorporated by reference to the captioned paragraph, "Risk Management", in the Company's Annual Report on Page 36.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements called for by this item are incorporated by reference to the Company's Annual Report as set forth on pages 40 through 49, together with the independent auditors' report on page 51. The supplemental quarterly financial information is incorporated herein by reference to page 50 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Election of Directors", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 2000", "Options Exercised in Fiscal Year 2000 and Fiscal Year End Values", and "Long-Term Incentive Plans-Awards in Fiscal Year 2000" in the Company's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)(2)	Financial Statements and Schedules. See index to financial statements and schedule on page F-1.
(a)(3)	Exhibits. Index to Exhibits, Page 13
(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the fiscal quarter ended December 30, 2000.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

Consolidated Financial Statements

The following consolidated financial statements of Valmont Industries, Inc. and subsidiaries have been incorporated by reference to pages 40 to 49 of the Company's Annual Report to Shareholders for the year ended December 30, 2000:

  Independent Auditors' Report—Page 51 of the annual report.

  Consolidated Balance Sheets—December 30, 2000 and December 25, 1999

  Consolidated Statements of Operations—Three-Year Period Ended December 30, 2000

  Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 30, 2000

  Consolidated Statements of Cash Flows—Three-Year Period Ended December 30, 2000

  Notes to Consolidated Financial Statements—Three-Year Period Ended December 30, 2000

Consolidated Financial Statement Schedule Supporting Consolidated Financial Statement
Independent Auditors' Report on Financial Statement Schedule
SCHEDULE II—Valuation and Qualifying Accounts

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Valmont Industries, Inc.

    We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 30, 2000 and December 25, 1999, and for each of the three years in the period ended December 30, 2000, and have issued our report thereon dated February 27, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2001

F-2

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-three weeks ended December 30, 2000
Reserve deducted in balance sheet from the asset to which it applies—Allowance for doubtful receivables	$3,203	1,712	1,410	3,505

Fifty-two weeks ended December 25, 1999
Reserve deducted in balance sheet from the asset to which it applies—Allowance for doubtful receivables	$3,421	1,136	1,354	3,203

Fifty-two weeks ended December 26, 1998
Reserve deducted in balance sheet from the asset to which it applies—Allowance for doubtful receivables	$2,132	1,522	233	3,421

* The deductions from reserves are net of recoveries.

F-4

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2001.

Valmont Industries, Inc.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	3/21/01 Date
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	3/21/01 Date
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	3/21/01 Date
Robert B. Daugherty*	John E. Jones *
Walter Scott, Jr.*	Kenneth E. Stinson*
Thomas F. Madison*	Bruce Rohde*
Charles D. Peebler, Jr.*

    * Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 21st day of March, 2001. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3(i)	—	The Company's Certificate of Incorporation, as amended. This document was filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and is incorporated herein by reference.
Exhibit 3(ii)	—
The Company's By-Laws, as amended. This document was filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.
Exhibit 4(i)	—
Rights Agreement dated as of December 19, 1995 between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment. This document was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 4(ii)	—
The Company's Credit Agreement with The Bank of New York dated October 7, 1997 as amended. This document was filed as Exhibit 4(iii) with the Company's Annual Report on Form 10-K for fiscal year ended December 26, 1998 and is incorporated herein by reference.
Exhibit 4(iii)	—
The Company's Credit Agreement with Prudential Insurance Company of America dated September 10, 1999. This document was filed as Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated here in by this reference.
Exhibit 10(i)	—
The Company's 1988 Stock Plan and certain amendments. This document was filed as Exhibit 10(a) with the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1997 and is incorporated herein by reference.
Exhibit 10(ii)	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(iii)	—	The Company's 1999 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999 and is incorporated herein by reference.
Exhibit 10(iv)*	—	The Valmont Executive Incentive Plan, as amended.
Exhibit 10(v)	—
The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1998 and is incorporated herein by reference.
Exhibit 13*	—	The Company's Annual Report to Shareholders for its fiscal year ended December 30, 2000.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte and Touche LLP.
Exhibit 24*	—	Power of Attorney.

    Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

    Except for those portions of Valmont Industries, Inc.'s Annual Report to Stockholders for its fiscal year ended December 30, 2000 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in this report of Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

    Management contracts and compensatory plans are set forth as exhibits 10(i) through 10(v).

    * Filed herewith.