Form 10-Q
period 2001-03-31
VALMONT INDUSTRIES INC
filed 2001-05-11
CIK 102729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   24,572,834
              Outstanding shares of common stock as of May 1, 2001

Index is located on page 2.

Total number of pages 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
          Consolidated Statements of Operations for the thirteen weeks
            ended March 31, 2001 and March 25, 2000...................       3
          Consolidated Balance Sheets as of March 31, 2001 and
            December 30, 2000.........................................       4
          Consolidated Statements of Cash Flows for the thirteen weeks
            ended March 31, 2001 and March 25, 2000...................       5
          Notes to Consolidated Financial Statements..................     6-9
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10-12
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...      12

PART II.  OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds...................      13
Item 4.   Submission of Matters to a Vote of Security Holders.........      13
Item 5.   Other Information...........................................      13
Item 6.   Exhibits and Reports on Form 8-K............................      13

SIGNATURES............................................................      14

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                              ------------------------
                                                              MARCH 31,      MARCH 25,
                                                                2001           2000
                                                              ---------      ---------
Net sales...................................................  $204,267       $196,838
Cost of sales...............................................   154,529        146,937
                                                              --------       --------
  Gross profit..............................................    49,738         49,901
Selling, general and administrative expenses................    36,982         34,650
                                                              --------       --------
  Operating income..........................................    12,756         15,251
                                                              --------       --------
Other income (deductions):
  Interest expense..........................................    (4,709)        (3,145)
  Interest income...........................................       262            135
  Miscellaneous.............................................      (649)           (62)
                                                              --------       --------
                                                                (5,096)        (3,072)
                                                              --------       --------
  Earnings before income taxes and minority interest........     7,660         12,179
                                                              --------       --------
Income tax expense:
  Current...................................................     2,870          5,100
  Deferred..................................................        50           (600)
                                                              --------       --------
                                                                 2,920          4,500
                                                              --------       --------
  Earnings before minority interest.........................     4,740          7,679
Minority interest (after tax)...............................        51           (150)
                                                              --------       --------
  Net earnings..............................................  $  4,791       $  7,529
                                                              ========       ========
  Earnings per share:
    Basic...................................................  $   0.20       $   0.32
                                                              ========       ========
    Diluted.................................................  $   0.20       $   0.32
                                                              ========       ========
  Cash dividends per share..................................  $  0.065       $  0.065
                                                              ========       ========
Weighted average number of shares of common stock
  outstanding (000 omitted).................................    23,495         23,316
                                                              ========       ========
Weighted average number of shares of common stock
  outstanding plus dilutive potential common shares (000
  omitted)..................................................    23,860         23,645
                                                              ========       ========

          See accompanying notes to consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 30,
                                                                2001          2000
                                                              ---------   ------------
                                ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,272      $ 23,176
  Receivables...............................................   148,816       140,396
  Inventories...............................................   144,249       130,682
  Prepaid expenses..........................................     6,409         5,814
  Refundable and deferred income taxes......................    15,477        12,991
                                                              --------      --------
      Total current assets..................................   324,223       313,059
                                                              --------      --------
Property, plant and equipment, at cost......................   397,187       384,686
  Less accumulated depreciation and amortization............   183,400       176,414
                                                              --------      --------
      Net property, plant and equipment.....................   213,787       208,272
                                                              --------      --------
Goodwill and other assets...................................    92,235        66,833
                                                              --------      --------
      Total assets..........................................  $630,245      $588,164
                                                              ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $  1,695      $  3,496
  Notes payable to banks....................................    70,826        43,462
  Accounts payable..........................................    58,181        63,005
  Accrued expenses..........................................    52,166        56,005
  Dividends payable.........................................     1,597         1,516
                                                              --------      --------
      Total current liabilities.............................   184,465       167,484
                                                              --------      --------
Deferred income taxes.......................................    15,432        15,419
Long-term debt, excl. current installments..................   206,865       201,976
Minority interest in consolidated subsidiaries..............     6,319         6,733
Other noncurrent liabilities................................     4,433         4,641
Shareholders' equity:
  Preferred stock...........................................        --            --
  Common stock of $1 par value..............................    27,900        27,900
  Additional paid-in capital................................        --           471
  Retained earnings.........................................   247,035       244,858
  Accumulated other comprehensive income....................    (8,578)       (6,948)
  Treasury stock............................................   (53,626)      (74,357)
  Unearned restricted stock.................................        --           (13)
                                                              --------      --------
      Total shareholders' equity............................   212,731       191,911
                                                              --------      --------
      Total liabilities and shareholders' equity............  $630,245      $588,164
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                THIRTEEN WEEKS ENDED
                                                              ------------------------
                                                              MARCH 31,      MARCH 25,
                                                                2001           2000
                                                              ---------      ---------
Net cash used by operations.................................  $ (4,918)      $ (8,153)
                                                              --------       --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................    (6,173)        (7,244)
  Acquisitions, net of cash acquired........................   (33,107)       (51,225)
  Proceeds from sale of property and equipment..............        22             55
  Changes in other assets...................................       106           (558)
  Other, net................................................       848            208
                                                              --------       --------
    Net cash used in investing activities...................   (38,304)       (58,764)
                                                              --------       --------
Cash flows from financing activities:
  Net borrowings under short-term agreements................    33,201         32,154
  Proceeds from long-term borrowings........................        --         44,562
  Principal payments on long-term obligations...............    (2,100)        (3,670)
  Dividends paid............................................    (1,598)        (1,524)
  Proceeds from exercises under stock plans.................       432             17
  Purchase of common treasury shares:
    Stock repurchase program................................        --         (2,322)
    Stock plan exercises....................................      (186)           (38)
                                                              --------       --------
    Net cash provided by financing activities...............    29,749         69,179
                                                              --------       --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (431)            --
                                                              --------       --------
    Net increase (decrease) in cash and cash equivalents....   (13,904)         2,262
Cash and cash equivalents--beginning of period..............    23,176         14,936
                                                              --------       --------
Cash and cash equivalents--end of period....................  $  9,272       $ 17,198
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of March 31, 2001 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 31, 2001 and March 25, 2000 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 31, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended) in 2001. Due to the Company's limited use of derivative instruments, the impact of implementing this Statement was immaterial.

2.  ACQUISITION

    On March 30, 2001, the Company acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million cash was paid to retire PiRod long-term debt. Due to the timing of the transaction, PiRod's operations are not included in the condensed consolidated statement of operations for the thirteen weeks ended March 31, 2001. The Company preliminarily allocated the excess of the purchase price over the net assets acquired of $8.8 million to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. Goodwill and other intangible assets arising from the transaction will be amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen weeks ended March 31, 2001 and March 25, 2000, assuming the transaction occurred at the beginning of the periods presented are as follows:

                                                          THIRTEEN WEEKS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2001   MARCH 25, 2000
                                                     --------------   --------------
Net sales..........................................     $219,365         $213,059
Net income.........................................        5,037            7,973
Earnings per share--diluted........................     $   0.20         $   0.32

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

3.  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

4.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

                                                   MARCH 31, 2001   MARCH 25, 2000
                                                   --------------   --------------
Interest.........................................      $5,050           $2,520
Income Taxes.....................................       2,396            1,245

    The issuance of shares of Company common stock as part of the acquisition of PiRod (Note 2) was non-cash in nature and accordingly is not included in the Condensed Consolidated Statement of Cash Flows for the thirteen week period ended March 31, 2001.

5.  EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                                            DILUTIVE EFFECT    DILUTED
                                                  BASIC     OF STOCK OPTIONS     EPS
                                                 --------   ----------------   --------
Thirteen weeks ended March 31, 2001:
  Net earnings.................................  $ 4,791           --          $ 4,791
  Shares outstanding...........................   23,495          365           23,860
  Per share amount.............................  $  0.20           --          $  0.20
Thirteen weeks ended March 25, 2000:
  Net earnings.................................  $ 7,529           --          $ 7,529
  Shares outstanding...........................   23,316          329           23,645
  Per share amount.............................  $  0.32           --          $  0.32

6.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

6.  COMPREHENSIVE INCOME (CONTINUED)
sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

                                                          THIRTEEN WEEKS ENDED
                                                     -------------------------------
                                                     MARCH 31, 2001   MARCH 25 2000,
                                                     --------------   --------------
Net earnings.......................................     $ 4,791          $ 7,529
Currency translation adjustment....................      (1,630)            (281)
                                                        -------          -------
  Total comprehensive income.......................     $ 3,161          $ 7,248
                                                        =======          =======

7.  BUSINESS SEGMENTS

    The Company has aggregated its businesses into two reportable segments:

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

                                                                 FIRST QUARTER
                                                                THIRTEEN WEEKS
                                                                     ENDED
                                                             ---------------------
                                                             MARCH 31,   MARCH 25,
                                                               2001        2000
                                                             ---------   ---------
Sales:
  Irrigation...............................................  $ 76,560    $ 80,054
  Infrastructure...........................................   124,634     115,369
  Other....................................................     5,754       6,659
                                                             --------    --------
                                                              206,948     202,082
Intersegment Sales:
  Irrigation...............................................  $    875    $  1,656
  Infrastructure...........................................       769       2,455
  Other....................................................     1,037       1,133
                                                             --------    --------
                                                                2,681       5,244
Net Sales
  Irrigation...............................................  $ 75,685    $ 78,398
  Infrastructure...........................................   123,865     112,914
  Other....................................................     4,717       5,526
                                                             --------    --------
    Consolidated Net Sales.................................  $204,267    $196,838
                                                             ========    ========
Operating Income
  Irrigation...............................................  $  5,349    $  7,578
  Infrastructure...........................................     6,789       7,443
  Other....................................................       618         230
                                                             --------    --------
    Total Operating Income.................................  $ 12,756    $ 15,251
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

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the first quarter of 2001 were $204.3 million, an increase of 3.8% from $196.8 million for the same period last year. The increase in 2001 was attributable to higher sales in the Infrastructure segment, which were partially offset by decreased sales in the Irrigation segment.

    Gross profit margin was 24.3% for the thirteen week period in 2001 compared to 25.4% for the same period of 2000. This decrease was due to under-absorption of fixed factory expenses in North American irrigation and communication tower facilities and increased utility costs. Selling, general and administrative expenses increased from $34.7 million (17.6% of sales) in the first quarter of 2000 to $37.0 million (18.1% of sales) for the first quarter of 2001. The increase in SG&A percentage is mainly due to de-leverage of fixed expenses (due to lower sales volumes) and severance costs in the North American irrigation business. Operating income for the first quarter of 2001 was $12.8 million, down 16.4% from $15.3 million for the same period in 2000.

    Net interest expense was $4.4 million for the first quarter of 2001, up from the $3.0 million incurred in the first quarter of 2000. This reflects higher average borrowings, which is attributable to the full year impact of acquisitions, capital expenditures and increases in working capital that took place in the year 2000. The effective tax rate increased from 36.9% to 38.1% for the first quarter of 2001 due to a reduction of certain foreign tax benefits in 2001.

    Quarter-to-quarter, net earnings decreased 36.4% from $7.5 million in 2000 to $4.8 million in 2001. Diluted earnings per share decreased 37.5% from $0.32 for the first quarter in 2000 to $0.20 for the same period in 2001. The higher percentage decrease in earnings per share was attributable to a slight increase in the number of shares outstanding in 2001.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the quarter decreased 3.5% to $75.7 million compared to $78.4 million in 2000. Operating income for the first quarter of 2001 declined 29.4% to $5.3 million from $7.6 million in 2000. The reduction of sales and operating income was due to market conditions for mechanized irrigation products in North America for the first quarter of 2001. Low commodity prices, higher fuel and fertilizer costs and uncertainty over U.S. farm policy caused U.S. farmers to delay capital expenditures, including irrigation equipment. These lower sales volumes also led to under-absorption of fixed costs, contributing to the reduction in operating income.

    In light of these market conditions, the Company reduced its overhead structure, including reduction of employment levels in the North American irrigation business. The severance costs associated with these headcount reductions were included in the 2001 operating results. The reductions in North America sales and profits were partially offset by increased sales and profits in international markets. Sales increases were realized in the Middle East, Africa and Asia Pacific regions, offset somewhat by lower sales in Europe. Sales of tubular products increased in the first quarter 2001 due to the impact of an acquisition made in the second quarter of 2000.

    INFRASTRUCTURE SEGMENT

    Net sales for the first quarter in the Infrastructure segment increased 9.7% to $123.9 million in 2001 from $112.9 million in 2000. Sales improved for all product lines. In North America, lighting and traffic sales decreased slightly due to severe winter weather, which delayed customers' ability to install poles. Demand for capacity and distribution by electric utility customers continued to drive sales increases for utility poles and structures. Sales of coatings services increased slightly from 2000. Sales of communication structures domestically were up slightly in the first quarter of 2001 due to an increased activity level in the network build-out by providers of wireless communications. Internationally, the Company's plant in China showed increased sales. In Europe, local mayoral elections in France contributed to increased lighting and traffic sales.

    Despite increased sales, operating income for the segment decreased 8.8% from $7.4 million to $6.8 million in 2001 from the same quarter in 2000. Operating income was impacted by increased energy costs. In addition to increased energy usage caused by severe winter weather conditions in North America, energy costs also increased due to higher energy prices, especially natural gas. The increase in natural gas prices particularly affected the coatings operations, which use large quantities of natural gas. Some of these cost increases have been recovered in the marketplace through price increases and surcharges. The total impact of energy costs on operating profit of the segment was approximately $1.0 million. In addition, product mix changes in wireless communication structures and components sales caused under-absorption in communication tower manufacturing operations in North America and contributed to the decrease in 2001 operating income.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at March 31, 2001 was $139.8 million compared to $145.6 million at December 30, 2000. The ratio of current assets to current liabilities was 1.8:1 at March 31, 2001, versus 1.9:1 at December 30, 2000.

    The Company's capital expenditure program is directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the thirteen-week period ended March 31, 2001, were approximately $6.2 million. Depreciation and amortization totaled $7.8 million for the first quarter of 2000 compared to $7.2 million a year ago. In addition, on March 30, 2001, the Company acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of communication towers, components and poles located in Plymouth, Indiana. In the transaction, approximately 1.2 million shares of Company common stock were issued and $33.4 million was paid to retire PiRod long-term debt, as described in Note 2 in the Condensed Consolidated Financial Statements as of March 31, 2001.

    Available short-term credit facilities through bank lines of credit were $55 million at March 31, 2001 and December 30, 2000. On March 31, 2001, approximately $18.2 million was unused.

    Historically, the Company's growth has been financed through a combination of cash provided from operations and debt financing. The Company's long-term objective is to maintain long-term debt as a percent of invested capital below 40%. At the end of the quarter long-term debt as a percent of invested capital was 40.2% as compared with 43.9% at December 30, 2000. The payment of PiRod's long-term debt (Note 2) was originally funded through short-term bank loans and accordingly is classified as notes payable to banks on the March 31, 2001 balance sheet. Shortly thereafter, most of these short-term borrowings were converted to long-term debt. If these borrowings are classified as long-term as of March 31, 2001, the long-term debt to total capital ratio would have been approximately 46%. The increase in debt from December 30, 2000 to March 31, 2001 was due to the PiRod transaction. While the PiRod transaction increased the Company's overall debt level, management believes this action was warranted to take advantage of this opportunity to create shareholder value over the long-term. Cash used by operating activities was $4.9 million in the first quarter 2001 and $8.2 million in the first quarter of 2000. Operating cash flow was mainly impacted by reductions in accounts payable and accrued expenses.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure now in place will be adequate for 2001 planned capital expenditures, dividends and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the first quarter ended March 31, 2001. For additional information, refer to page 36 of the Company's Annual Report to Stockholders, for the fiscal year ended December 30, 2000.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company issued 1,215,333 shares of its common stock during the first quarter of fiscal 2001 in connection with the acquisition of PiRod
Holdings, Inc. The common stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Valmont's annual meeting of stockholders was held on April 26, 2001. The stockholders elected two directors to serve three-year terms, approved the Valmont Executive Incentive Plan, and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2001. For the annual meeting there were 23,336,731 shares outstanding and eligible to vote of which 21,357,550 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

    Election of Directors:

                                             FOR       WITHHELD   ABSTAIN
                                          ----------   --------   --------
Thomas F. Madison.......................  21,168,321   189,229      -0-
Bruce Rohde.............................  20,694,436   663,114      -0-

    Proposal to approve the Valmont Executive Incentive Plan:

For.....................................................  19,827,864
Against.................................................   1,476,492
Withheld................................................         -0-
Abstain.................................................      53,194

    Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2001:

For.....................................................  20,978,732
Against.................................................     348,684
Withheld................................................         -0-
Abstain.................................................      30,134

ITEM 5. OTHER INFORMATION

    On April 26, 2001, the Company's Board of Directors authorized a quarterly cash dividend on common stock of 6.5 cents per share, payable July 16, 2001, to stockholders of record June 29, 2001. The indicated annual dividend rate is 26 cents per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

        The Company filed a report on Form 8-K dated March 27, 2001 with respect to anticipated financial results for the first quarter ending March 31, 2001.

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

Dated this 11th day of May, 2001.