Form 10-Q
period 2001-06-30
VALMONT INDUSTRIES INC
filed 2001-08-14
CIK 102729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                   OR
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM TO

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   24,572,834
            Outstanding shares of common stock as of August 1, 2001

Index is located on page 2.

Total number of pages 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                         PAGE NO.
                                                                         ---------
PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:
             Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 30, 2001 and June 24,
                 2000..................................................        3
             Consolidated Balance Sheets as of June 30, 2001 and
                 December 30, 2000.....................................        4
             Consolidated Statements of Cash Flows for the twenty-six
                 weeks ended June 30, 2001 and June 24, 2000...........        5
             Notes to Consolidated Financial Statements................      6-8
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     9-12
Item 3.    Quantitative and Qualitative Disclosure about Market Risk...       12

PART II. OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................       13

SIGNATURES.............................................................       14

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                      ---------------------   -----------------------
                                                      JUNE 30,    JUNE 24,     JUNE 30,     JUNE 24,
                                                        2001        2000         2001         2000
                                                      ---------   ---------   ----------   ----------
Net sales...........................................  $232,889    $224,876     $437,156     $421,714
Cost of sales.......................................   173,657     167,635      328,185      314,572
                                                      --------    --------     --------     --------
  Gross profit......................................    59,232      57,241      108,971      107,142
Selling, general and administrative expenses........    40,485      37,999       77,468       72,648
                                                      --------    --------     --------     --------
  Operating income..................................    18,747      19,242       31,503       34,494
                                                      --------    --------     --------     --------

Other income (deductions):
  Interest expense..................................    (4,594)     (3,964)      (9,303)      (7,109)
  Interest income...................................       272         214          534          349
  Miscellaneous.....................................      (500)       (586)      (1,149)        (648)
                                                      --------    --------     --------     --------
                                                        (4,822)     (4,336)      (9,918)      (7,408)
                                                      --------    --------     --------     --------
  Earnings before income taxes and minority
    interest........................................    13,925      14,906       21,585       27,086
                                                      --------    --------     --------     --------

Income tax expense:
  Current...........................................     4,550       6,600        4,600       11,700
  Deferred..........................................       650      (1,300)       3,520       (1,900)
                                                      --------    --------     --------     --------
                                                         5,200       5,300        8,120        9,800
                                                      --------    --------     --------     --------
  Earnings before minority interest.................     8,725       9,606       13,465       17,286
Minority interest (after tax).......................      (257)       (541)        (206)        (692)
                                                      --------    --------     --------     --------
  Net earnings......................................  $  8,468    $  9,065     $ 13,259     $ 16,594
                                                      ========    ========     ========     ========
  Earnings per share:
    Basic...........................................  $   0.34    $   0.39     $   0.55     $   0.71
                                                      ========    ========     ========     ========
    Diluted.........................................  $   0.34    $   0.38     $   0.55     $   0.70
                                                      ========    ========     ========     ========
Cash dividends per share............................  $  0.065    $  0.065     $   0.13     $   0.13
                                                      ========    ========     ========     ========

Weighted average number of shares of common stock
  outstanding (000 omitted).........................    24,572      23,233       24,033       23,275
                                                      ========    ========     ========     ========

Weighted average number of shares of common stock
  outstanding plus dilutive potential common shares
  (000 omitted).....................................    24,780      23,740       24,310       23,696
                                                      ========    ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 30,
                                                                2001          2000
                                                              ---------   -------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,762      $ 23,176
  Receivables...............................................   150,336       140,396
  Inventories...............................................   125,885       130,682
  Prepaid expenses..........................................     6,332         5,814
  Refundable and deferred income taxes......................    13,605        12,991
                                                              --------      --------
    Total current assets....................................   303,920       313,059
                                                              --------      --------
Property, plant and equipment, at cost......................   396,847       384,686
  Less accumulated depreciation and amortization............   186,303       176,414
                                                              --------      --------
    Net property, plant and equipment.......................   210,544       208,272
                                                              --------      --------
Goodwill and other assets...................................    91,428        66,833
                                                              --------      --------
    Total assets............................................  $605,892      $588,164
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $ 98,868      $  3,496
  Notes payable to banks....................................    29,689        43,462
  Accounts payable..........................................    53,395        63,005
  Accrued expenses..........................................    57,766        56,005
  Dividends payable.........................................     1,597         1,516
                                                              --------      --------
    Total current liabilities...............................   241,315       167,484
                                                              --------      --------
Deferred income taxes.......................................    15,780        15,419
Long-term debt, excluding current installments..............   120,391       201,976
Minority interest in consolidated subsidiaries..............     6,452         6,733
Other noncurrent liabilities................................     4,766         4,641
Shareholders' equity:
  Preferred stock...........................................        --            --
  Common stock of $1 par value..............................    27,900        27,900
  Additional paid-in capital................................        --           471
  Retained earnings.........................................   254,619       244,858
  Accumulated other comprehensive income (loss).............   (11,596)       (6,948)
  Treasury stock............................................   (53,735)      (74,357)
  Unearned restricted stock.................................        --           (13)
                                                              --------      --------
    Total shareholders' equity..............................   217,188       191,911
                                                              --------      --------
    Total liabilities and shareholders' equity..............  $605,892      $588,164
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                TWENTY-SIX WEEKS ENDED
                                                              ---------------------------
                                                              JUNE 30,          JUNE 24,
                                                                2001              2000
                                                              ---------         ---------
Net cash from operations....................................  $ 34,100          $ (7,159)
                                                              --------          --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................   (11,028)          (22,577)
  Acquisitions, net of cash acquired........................   (33,448)          (56,218)
  Other, net................................................    (3,137)           (2,240)
                                                              --------          --------
    Net cash from investing activities......................   (47,613)          (81,035)
                                                              --------          --------

Cash flows from financing activities:
  Net borrowings under short-term agreements................    (7,590)           31,194
  Proceeds from long-term borrowings........................    30,000            68,709
  Principal payments on long-term obligations...............   (21,026)          (11,609)
  Dividends paid............................................    (3,114)           (3,035)
  Proceeds from exercises under stock plans.................       957               544
  Purchase of common treasury shares:
    Stock repurchase program................................        --            (2,322)
    Stock plan exercises....................................      (186)             (449)
                                                              --------          --------
    Net cash from financing activities......................      (959)           83,032
                                                              --------          --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (942)             (286)
                                                              --------          --------
    Net decrease in cash and cash equivalents...............   (15,414)           (5,448)
Cash and cash equivalents--beginning of period..............    23,176            14,936
                                                              --------          --------
Cash and cash equivalents--end of period....................  $  7,762          $  9,488
                                                              ========          ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of June 30, 2001 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 30, 2001 and June 24, 2000 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 30, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

    The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended) in the first quarter of 2001. Due to the Company's limited use of derivative instruments, the impact of implementing this Statement was immaterial.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001. The Company has not quantified the impact resulting from the adoption of these standards.

2.  ACQUISITION

    On March 30, 2001, the Company acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million of cash was paid to retire PiRod long-term debt. The Company preliminarily allocated the excess of the purchase price over the net assets acquired of $7.7 million to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. Goodwill and other intangible assets arising from the transaction will be amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen and twenty-six weeks ended June 30, 2001 and June 24, 2000, assuming the transaction occurred at the beginning of the periods presented are as follows:

                                      THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                      ---------------------   -----------------------
                                      JUNE 30,    JUNE 24,     JUNE 30,     JUNE 24,
                                        2001        2000         2001         2000
                                      ---------   ---------   ----------   ----------
Net sales...........................  $232,889    $244,684     $452,284     $457,743
Net income..........................     8,902      10,129       14,076       17,680
Earnings per share--diluted.........      0.36        0.41         0.56         0.71

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

3.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

                                                             JUNE 30,    JUNE 24,
                                                               2001        2000
                                                             ---------   ---------
Interest...................................................   $9,557      $ 6,085
Income Taxes...............................................    4,174       10,807

    The issuance of shares of Company common stock of $19.3 million as part of the acquisition of PiRod (Note 2) was non-cash in nature and accordingly is not included in the Condensed Consolidated Statement of Cash Flows for the twenty-six week period ended June 30, 2001.

4.  EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                               BASIC     DILUTIVE EFFECT    DILUTED
                                                EPS      OF STOCK OPTIONS     EPS
                                              --------   ----------------   --------
Thirteen weeks ended June 30, 2001:
  Net earnings..............................  $ 8,468           --          $ 8,468
  Shares outstanding........................   24,572          208           24,780
  Per share amount..........................  $  0.34           --          $  0.34

Thirteen weeks ended June 24, 2000
  Net earnings..............................  $ 9,065           --          $ 9,065
  Shares outstanding........................   23,233          507           23,740
  Per share amount..........................  $  0.39           --          $  0.38

Twenty-six weeks ended June 30, 2001:
  Net earnings..............................  $13,259           --          $13,259
  Shares outstanding........................   24,033          277           24,310
  Per share amount..........................  $  0.55           --          $  0.55

Twenty-six weeks ended June 24, 2000
  Net earnings..............................  $16,594           --          $16,594
  Shares outstanding........................   23,275          421           23,696
  Per share amount..........................  $  0.71           --          $  0.71

5.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

5.  COMPREHENSIVE INCOME (CONTINUED)
sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

                                                THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                              -------------------------       -------------------------
                                              JUNE 30,        JUNE 24,        JUNE 30,        JUNE 24,
                                                2001            2000            2001            2000
                                              ---------       ---------       ---------       ---------
Net earnings...........................        $ 8,468         $ 9,065         $13,259         $16,594
Currency translation adjustment........         (3,018)         (2,445)         (4,648)         (2,726)
                                               -------         -------         -------         -------
Total comprehensive income.............        $ 5,450         $ 6,620         $ 8,611         $13,868
                                               =======         =======         =======         =======

6.  BUSINESS SEGMENTS

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

    In addition to these two reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales.

                                      THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                      ---------------------   -----------------------
                                      JUNE 30,    JUNE 24,     JUNE 30,     JUNE 24,
                                        2001        2000         2001         2000
                                      ---------   ---------   ----------   ----------
Sales:
  Irrigation........................  $ 80,518    $100,960     $157,078     $181,014
  Infrastructure....................   149,145     123,138      273,779      238,507
  Other.............................     5,101       6,861       10,855       13,520
                                      --------    --------     --------     --------
                                      $234,764     230,959      441,712      433,041
Intersegment Sales:
  Irrigation........................  $    639    $  2,598     $  1,514     $  4,254
  Infrastructure....................       420       2,113        1,189        4,568
  Other.............................       816       1,372        1,853        2,505
                                      --------    --------     --------     --------
                                         1,875       6,083        4,556       11,327
Net Sales
  Irrigation........................  $ 79,879      98,362     $155,564     $176,760
  Infrastructure....................   148,725     121,025      272,590      233,939
  Other.............................     4,285       5,489        9,002       11,015
                                      --------    --------     --------     --------
Consolidated Net Sales..............  $232,889    $224,876     $437,156     $421,714
                                      ========    ========     ========     ========
Operating Income
  Irrigation........................  $  7,890    $ 10,976     $ 13,239     $ 18,554
  Infrastructure....................    10,426       8,186       17,215       15,621
  Other.............................       431          80        1,049          319
                                      --------    --------     --------     --------
Total Operating Income..............  $ 18,747    $ 19,242     $ 31,503     $ 34,494
                                      ========    ========     ========     ========

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic and market circumstances, industry conditions, Company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, actions and policy changes of domestic and foreign governments and other risks described from time to time in the Company's reports to the Securities and Exchange Commission are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the second quarter of 2001 were $232.9 million, an increase of 3.6% from $224.9 million for the same period last year. For the twenty-six week period ended June 30, 2001, net sales were $437.2 million, or 3.7% over the $421.7 million reported for the twenty-six week period ended June 24, 2000. The increase in 2001 was attributable to strong demand for Infrastructure products and the acquisition of PiRod, Inc., which more than offset decreased sales in the Irrigation segment.

    Gross profit margin was 25.4% and 25.5% for the quarters ended June 30, 2001 and June 24, 2000, respectively. For the twenty-six week period ended June 30, 2001, gross profit margin was 24.9% compared with 25.4% for the twenty-six week period ended June 24, 2000. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 16.9% in the second quarter of 2000 to 17.4% for the second quarter of 2001. For the twenty-six week period ended June 30, 2001, SG&A as a percentage of sales increased to 17.7% from 17.2% reported for the same period ended June 24, 2000. In dollar terms, the increase in SG&A expenses in the second quarter of 2001 as compared to last year was due to the addition of PiRod. Operating income for the second quarter of 2001 was $18.7 million, down 2.6% from $19.2 million for the same period in 2000. Operating income for the twenty-six week period ended June 30, 2001, was $31.5 million, an 8.7% decrease from the $34.5 million reported for the same period ended June 24, 2000. The decline in operating profit was the result of lower Irrigation segment sales volumes, partially offset by improved profitability in the Infrastructure segment.

    Net interest expense was $4.3 million for the second quarter of 2001, up from the $3.8 million incurred in the second quarter of 2000. For the twenty-six weeks ended June 30, 2001, net interest expense was $8.8 million, an increase of $2.0 million from the period ended June 24, 2000. These increases reflect higher average borrowings resulting from a full year impact of acquisitions, capital expenditures, and increases in working capital that occurred in the year 2000, plus the addition of $33.4 million debt as part of the PiRod acquisition. Falling U.S. interest rates in 2001 have offset part of the interest expense impact of increased debt. The estimated positive effect related to lower interest rates in the second quarter was $0.3 million. The effective tax rate increased to 37.3% in the second quarter ended June 30, 2001, from 35.6% reported for the quarter ended June 24, 2000. For the twenty-six weeks ended June 30, 2001, the effective tax rate was 37.6%, up from the 36.2% reported from the period ended June 24, 2000. The increase in the effective tax rate in 2001 related to reduced foreign tax credits resulting from distributions from foreign subsidiaries and higher state and local taxes.

    Net earnings for the second quarter of 2001 decreased 6.6% to $8.5 million from $9.1 million reported for the quarter ended June 24, 2000. For the twenty-six weeks ended June 30, 2001, net earnings were $13.3 million, a decrease of $3.3 million (20.1%) from the $16.6 million reported for the same period ended June 24, 2000. Diluted earnings per share decreased 10.5% from $0.38 for the quarter ended June 24, 2000 to $0.34 for the quarter ended June 30, 2001. For the twenty-six weeks ended
June 30, 2001, diluted earnings per share were $0.55 compared with $0.70 for the same period ended June 24, 2000, a decrease of 22.1%. The acquisition of PiRod was accretive to earnings per share for the second quarter. The higher percentage decrease in earnings per share was attributable to a greater number of shares outstanding in 2001, mainly as a result of the 1.2 million shares that were issued in the PiRod acquisition.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the second quarter decreased 18.8% to $79.9 million compared with $98.4 million for 2000. For the twenty-six weeks ended June 30, 2001, net sales decreased 12.0% to $155.6 million from $176.8 million reported for the period ended June 24, 2000. Operating income for the second quarter of 2001 declined 28.1% to $7.9 million from $11.0 million reported for the quarter ended June 24, 2000. For the twenty-six week period ended June 30, 2001, operating income decreased 29.0% to $13.2 million compared with $18.6 million reported for the period ended June 24, 2000. Export activity remained strong, while weak worldwide agricultural markets slowed total sales. Product demand in North American markets continued to be weaker than in 2000. Relatively low commodity prices, higher energy costs for farmers and continued uncertainty over future U.S. farm policy were all factors contributing to lower sales of irrigation equipment and tubing for agricultural equipment. In response to these market conditions, the Company reduced its overhead structure in the first quarter of 2001, including a reduction in employment levels in the North American irrigation business. Severance costs of $0.4 million associated with these headcount reductions are included in the June 30, 2001 twenty-six week operating results. These cost reduction actions helped reduce the negative impact to earnings associated with the lower second quarter sales volume.

    Net sales and profits in international markets decreased for the quarter ended June 30, 2001 as compared with the same period ended June 24, 2000. Sales were slightly down for the twenty-six week period ended June 30, 2001 as compared with the period ended June 24, 2000, with profitability down from 2000. Market conditions in Brazil were weaker, due to government restrictions on electricity use that has hampered market demand of irrigation equipment. In addition, a weaker local currency reduced sales and profits in Brazil in U.S. dollar terms. The lower sales in Brazil were partially offset by increased sales in the Middle East, Africa and Asia Pacific regions.

    INFRASTRUCTURE SEGMENT

    Net sales for the quarter ended June 30, 2001 in the Infrastructure segment increased 22.9% to $148.7 million from $121.0 million for the quarter ended
June 24, 2000. For the twenty-six weeks ended June 30, 2001, net sales were $272.6 million, an increase of 16.5% from the same period ended June 24, 2000. Excellent demand for the Company's utility products and strong worldwide markets for lighting and traffic structures resulted in higher sales. Domestically, lighting and traffic sales increased due to the strong emphasis on safety and traffic congestion relief in the federal highway bill in the United States. Stronger industrial, school and sports lighting sales offset slowness in commercial lighting markets. Continued demand for electrical capacity expansion and related transmission and distribution by electric utility customers drove sales increases for utility poles. Coatings sales decreased from 2000 due to slowing of industrial demand and lower captive production for the irrigation and wireless communication businesses. Domestic sales of wireless communication structures and components increased in the quarter and twenty-six weeks ended June 30, 2001 as compared with the same periods ended June 24, 2000, primarily as a result of the March 30, 2001 acquisition of PiRod. Without PiRod, domestic wireless communication sales were less than the second quarter of 2000, as customers are working down inventories of structures purchased last year and have slowed spending on wireless infrastructure build-out. Internationally, lighting sales in Europe returned to more typical levels following strong first quarter demand prior to municipal elections in France. The Company's China operation experienced increased net sales in wireless communication poles due to growth in China's wireless communication market.

    Operating income for the segment increased 27.4% from $8.2 million to $10.4 million for the quarter ended June 30, 2001 as compared with the period ended June 24, 2000. Year-to-date, operating income increased 10.2% from the $15.6 million reported for the period ended June 24, 2000 to $17.2 million reported for the period ended June 30, 2001. The strong sales activity and improved operations resulted in improved profitability in the lighting and utility product lines this quarter, as compared to the second quarter of 2000. In the coatings business, the lower sales mentioned above resulted in reduced coverage of fixed costs and lower profits in the second quarter 2001, as compared to the same period last year. The estimated pre-tax impact on operating income related to these lower volumes was approximately $2.0 million. Energy costs, which have been especially affecting profitability in the coatings business, are moderating and, while higher than last year, are lower than the first quarter of 2001. In the wireless communication business, tower production was relatively low, resulting in reduced fixed cost coverage (estimated at $1.1 million this quarter) and lower profitability as compared to the second quarter of 2000. In light of overall reduced sales expectations in the wireless communication business for the year, staffing levels were reduced in the second quarter. This action will help streamline the sales organization and improve profitability going forward. PiRod was a contributor to profitability in this quarter, despite weaker market conditions for wireless communication structures.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at June 30, 2001 was $62.6 million compared to $145.6 million at December 30, 2000. The ratio of current assets to current liabilities was 1.3:1 at June 30, 2001, versus 1.9:1 at December 30, 2000. The reason for the reduction of net working capital and current ratio is the $97.5 million due under the Company's revolving credit agreement being reclassified as current portion of long-term debt from long-term debt.

    The Company's capital expenditure program is directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the twenty-six week period ended June 30, 2001, were approximately $11.0 million. Depreciation and amortization totaled $16.4 million for the twenty-six weeks ended June 30, 2001 compared to $14.9 million for the first half of 2000. In addition to those expenditures, on March 30, 2001, the Company acquired all the outstanding shares of PiRod, a manufacturer of communication towers, components and poles located in Plymouth, Indiana, in an exchange of $33.4 million cash and 1.2 million common shares of Company stock. This excess of purchase price over fair value of the assets acquired has been recorded as goodwill and is being amortized over the estimated useful life.

    Available short-term credit facilities through bank lines of credit were $55 million at June 30, 2001 and December 30, 2000. On June 30, 2001, approximately $29.8 million was unused.

    Historically, the Company's growth has been financed through a combination of cash provided from operations and debt financing. The Company's objective is to maintain long-term debt as a percent of invested capital below 40%. At
June 30, 2001, long-term debt as a percent of invested capital was 44.6% as compared with 43.9% at December 30, 2000. Total interest-bearing debt is unchanged from December 30, 2000, despite the $33.4 million borrowed as part of the PiRod acquisition. Cash provided by operating activities was $34.1 million for the twenty-six weeks ended June 30, 2000, and cash used by operating activities was $7.2 million for the twenty-six week period ended June 24, 2000. A key factor in the strong operating cash flow this quarter is the reduction of inventory of $18.4 million from March 31, 2001 to June 30, 2001, a 12.8% reduction. In particular, the North American irrigation business has significantly reduced inventory from fiscal 2000 year end. This improvement in operating cash flow and reduced capital spending during 2001 enabled the Company to reduce interest-bearing debt by $30.5 million in the second quarter 2001. As of June 30, 2001, the

Company is in compliance with all its long-term debt covenants. The Company owes $97.5 million under its revolving credit agreement at June 30, 2001 and the total amount borrowed under this agreement is due on June 30, 2002. Accordingly, the Company has reclassified this debt as current portion of long-term debt from long-term debt. The Company is in the process of extending and expanding the revolving credit agreement until 2006 under similar terms as the current agreement and expects to execute this agreement in August 2001. Once this agreement is executed, the amounts borrowed will become long-term debt.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure now in place will be adequate for 2001 planned capital expenditures, dividends, and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

OUTLOOK

    For the rest of fiscal 2001, the Company expects the Infrastructure segment's sales and profitability to remain good. Backlogs are at high levels and demand remains strong for lighting and traffic structures due to government funding of the federal highway bill. Utility product sales should continue strong due to growing electric power and transmission needs around the world. In the Company's wireless communications business, the Company is lowering sales expectations due to an industry-wide reduction in telecommunications spending. The Company expects the PiRod acquisition to be accretive to earnings in 2001. The additional pole manufacturing capacity that was added in the last fiscal year strengthened the Company's position as the only integrated manufacturer that can supply the global lighting and traffic, utility and wireless communication markets from multiple locations. In the Irrigation segment, the Company will gain additional perspective on commodity price levels and market conditions in the fall with the start of the new season. The Company believes that ongoing investments to improve the world's infrastructure, and the need to conserve limited water resources, are major factors supporting a positive outlook for continued growth at the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the second quarter ended June 30, 2001. For additional information, refer to page 36 of the Company's Annual Report to Stockholders, for the fiscal year ended December 30, 2000.

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

                                               VALMONT INDUSTRIES, INC.
                                               (Registrant)

                                               /s/ TERRY J. MCCLAIN
                                               ---------------------------------------------
                                               Terry J. McClain
                                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                               OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Dated this 13th day of August, 2001.