Form 10-Q
period 2001-09-29
VALMONT INDUSTRIES INC
filed 2001-11-09
CIK 102729

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                   24,471,976
           Outstanding shares of common stock as of November 1, 2001

Index is located on page 2.

Total number of pages 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        ---------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements:
            Condensed Consolidated Statements of Operations for the
                thirteen and thirty-nine weeks ended September 29,
                2001 and September 23, 2000...........................        3
            Condensed Consolidated Balance Sheets as of September 29,
                2001 and December 30, 2000............................        4
            Condensed Consolidated Statements of Cash Flows for the
                thirty-nine weeks ended September 29, 2001 and
                September 23, 2000....................................        5
            Notes to Condensed Consolidated Financial Statements......     6-10
Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................    11-15
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...       15

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................       16

SIGNATURES............................................................       16

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                   THIRTY-NINE WEEKS
                                                       THIRTEEN WEEKS ENDED              ENDED
                                                      -----------------------   -----------------------
                                                      SEPT. 29,    SEPT. 23,    SEPT. 29,    SEPT. 23,
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
Net sales...........................................   $209,287     $201,676     $646,443     $623,390
Cost of sales.......................................    156,153      150,601      484,338      465,173
                                                       --------     --------     --------     --------
  Gross profit......................................     53,134       51,075      162,105      158,217

Selling, general and administrative expenses........     37,644       35,191      115,112      107,839
                                                       --------     --------     --------     --------
  Operating income..................................     15,490       15,884       46,993       50,378
                                                       --------     --------     --------     --------

Other income (deductions):
  Interest expense..................................     (4,201)      (4,559)     (13,504)     (11,668)
  Interest income...................................        271          368          805          717
  Miscellaneous.....................................       (655)        (493)      (1,804)      (1,141)
                                                       --------     --------     --------     --------
                                                         (4,585)      (4,684)     (14,503)     (12,092)
                                                       --------     --------     --------     --------
  Earnings before income taxes and minority
    interest........................................     10,905       11,200       32,490       38,286
                                                       --------     --------     --------     --------

Income tax expense (benefit):
  Current...........................................      4,100        3,200        8,700       14,900
  Deferred..........................................       (240)         750        3,280       (1,150)
                                                       --------     --------     --------     --------
                                                          3,860        3,950       11,980       13,750
                                                       --------     --------     --------     --------
  Earnings before minority interest.................      7,045        7,250       20,510       24,536

Minority interest (after tax).......................        (94)        (366)        (300)      (1,058)
                                                       --------     --------     --------     --------
  Net earnings......................................   $  6,951     $  6,884     $ 20,210     $ 23,478
                                                       ========     ========     ========     ========
  Earnings per share:
    Basic...........................................   $   0.28     $   0.30     $   0.83     $   1.01
                                                       ========     ========     ========     ========
    Diluted.........................................   $   0.28     $   0.29     $   0.83     $   0.99
                                                       ========     ========     ========     ========
Cash dividends per share............................   $  0.065     $  0.065     $  0.195     $  0.195
                                                       ========     ========     ========     ========
Weighted average number of shares of common stock
  outstanding (000 omitted).........................     24,575       23,251       24,214       23,267
                                                       ========     ========     ========     ========
Weighted average number of shares of common stock
  outstanding plus dilutive potential common shares
  (000 omitted).....................................     24,838       23,862       24,485       23,765
                                                       ========     ========     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 29,    DECEMBER 30,
                                                                   2001            2000
                                                              --------------   -------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................     $  5,066        $ 23,176
  Receivables, net..........................................      149,804         140,396
  Inventories, net..........................................      116,710         130,682
  Prepaid expenses..........................................        5,515           5,814
  Refundable and deferred income taxes......................       10,072          12,991
                                                                 --------        --------
      Total current assets..................................      287,167         313,059
                                                                 --------        --------
Property, plant and equipment, at cost......................      402,427         384,686
  Less accumulated depreciation and amortization............      194,850         176,414
                                                                 --------        --------
      Net property, plant and equipment.....................      207,577         208,272
                                                                 --------        --------
Goodwill and other assets...................................       90,467          66,833
                                                                 --------        --------
      Total assets..........................................     $585,211        $588,164
                                                                 ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt....................     $  1,275        $  3,496
  Notes payable to banks....................................       23,115          43,462
  Accounts payable..........................................       53,826          63,005
  Accrued expenses..........................................       57,812          56,005
  Dividends payable.........................................        1,597           1,516
                                                                 --------        --------
      Total current liabilities.............................      137,625         167,484
                                                                 --------        --------
Deferred income taxes.......................................       12,240          15,419
Long-term debt, excluding current installments..............      202,106         201,976
Minority interest in consolidated subsidiaries..............        6,028           6,733
Other noncurrent liabilities................................        4,928           4,641

Shareholders' equity:
  Preferred stock...........................................           --              --
  Common stock of $1 par value..............................       27,900          27,900
  Additional paid-in capital................................           --             471
  Retained earnings.........................................      259,962         244,858
  Accumulated other comprehensive loss......................      (11,883)         (6,948)
  Treasury stock............................................      (53,695)        (74,357)
  Unearned restricted stock.................................           --             (13)
                                                                 --------        --------
      Total shareholders' equity............................      222,284         191,911
                                                                 --------        --------
      Total liabilities and shareholders' equity............     $585,211        $588,164
                                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THIRTY-NINE WEEKS
                                                                       ENDED
                                                              -----------------------
                                                              SEPT. 29,    SEPT. 23,
                                                                 2001         2000
                                                              ----------   ----------
Net cash flows from operations..............................   $ 60,570     $ (9,012)
                                                               --------     --------

Cash flows from investing activities:
  Purchase of property, plant & equipment...................    (15,637)     (33,831)
  Acquisitions, net of cash acquired........................    (33,448)     (61,342)
  Other, net................................................     (2,975)      (1,492)
                                                               --------     --------
    Net cash flows from investing activities................    (52,060)     (96,665)
                                                               --------     --------

Cash flows from financing activities:
  Net borrowings under short-term agreements................    (14,788)      18,097
  Proceeds from long-term borrowings........................     30,369      103,201
  Principal payments on long-term obligations...............    (36,958)     (14,342)
  Dividends paid............................................     (4,711)      (4,547)
  Proceeds from exercises under stock plans.................        980        1,088
  Purchase of common treasury shares:
    Stock repurchase program................................         --       (2,322)
    Stock plan exercises....................................       (186)        (805)
                                                               --------     --------
    Net cash flows from financing activities................    (25,294)     100,370
                                                               --------     --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,326)        (482)
                                                               --------     --------
    Net decrease in cash and cash equivalents...............    (18,110)      (5,789)
Cash and cash equivalents--beginning of period..............     23,176       14,936
                                                               --------     --------
Cash and cash equivalents--end of period....................   $  5,066     $  9,147
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The Condensed Consolidated Balance Sheet as of September 29, 2001 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 29, 2001 and September 23, 2000 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 29, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2000. The results of operations for the period ended September 29, 2001 are not necessarily indicative of the operating results for the full year.

    The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (as amended) in the first quarter of 2001. Due to the Company's limited use of derivative instruments, the impact of implementing this Statement was immaterial.

    The Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS in June 2001 and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS in October 2001. SFAS Nos. 141 and 142 establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 144 addresses the accounting and reporting for impairment of long-lived assets. These standards are effective for fiscal years beginning after December 15, 2001. The Company has not quantified the impact resulting from the adoption of these standards.

2.  ACQUISITION

    On March 30, 2001, the Company acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million of cash was paid to retire PiRod long-term debt. The Company preliminarily allocated the excess of the purchase price over the net assets acquired of $7.7 million to goodwill. The purchase price allocation will be completed upon finalization of asset and liability valuations. Goodwill and other intangible assets arising from the transaction are being amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen and thirty-nine weeks ended

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

2.  ACQUISITION (CONTINUED)
September 29, 2001 and September 23, 2000, assuming the transaction occurred at the beginning of the periods presented are as follows:

                                                                  THIRTY-NINE WEEKS
                                       THIRTEEN WEEKS ENDED             ENDED
                                      ----------------------   -----------------------
                                      SEPT. 29,   SEPT. 23,    SEPT. 29,    SEPT. 23,
                                        2001         2000         2001         2000
                                      ---------   ----------   ----------   ----------
Net sales...........................  $209,287     $255,378     $661,571     $683,121
Net income..........................     7,117        9,276       21,193       26,956
Earnings per share--diluted.........      0.29         0.37         0.85         1.08

3.  LONG-TERM DEBT

    On August 21, 2001, the Company amended and restated its existing revolving credit facility to extend the maturity of the borrowings from June 30, 2002 to June 30, 2006 and increase the borrowing capacity. The amended and restated revolving credit agreement is an unsecured facility with a group of banks for a maximum borrowing capacity of $150,000,000. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The Company may choose from the following three interest rate alternatives: the higher of prime commercial lending rate or the federal funds rate, plus 0.5%; the applicable Eurodollar rate plus a leverage ratio-based spread ranging from 0.625% to 1.25%; or up to $50,000,000 at a rate determined through a competitive bid process.

4.  CASH FLOWS

    The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

                                                          SEPT. 29,   SEPT. 23,
                                                            2001         2000
                                                          ---------   ----------
Interest................................................  $ 14,633     $ 10,509
Income Taxes............................................     5,353       16,597

    The $19.3 million of shares of Company common stock issued as part of the acquisition of PiRod (Note 2) did not affect cash and accordingly is not included in the Condensed Consolidated Statement of Cash Flows for the thirty-nine week period ended September 29, 2001.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

5.  EARNINGS PER SHARE

    The following table provides a reconciliation between Basic and Diluted earnings per share:

                                               BASIC     DILUTIVE EFFECT    DILUTED
                                                EPS      OF STOCK OPTIONS     EPS
                                              --------   ----------------   --------
Thirteen weeks ended September 29, 2001:
    Net earnings............................  $ 6,951           --          $ 6,951
    Shares outstanding......................   24,575          263           24,838
    Per share amount........................  $  0.28           --          $  0.28

Thirteen weeks ended September 23, 2000:
    Net earnings............................  $ 6,884           --          $ 6,884
    Shares outstanding......................   23,251          611           23,862
    Per share amount........................  $  0.30           --          $  0.29

Thirty-nine weeks ended September 29, 2001:
    Net earnings............................  $20,210           --          $20,210
    Shares outstanding......................   24,214          271           24,485
    Per share amount........................  $  0.83           --          $  0.83

Thirty-nine weeks ended September 23, 2000:
    Net earnings............................  $23,478           --          $23,478
    Shares outstanding......................   23,267          498           23,765
    Per share amount........................  $  1.01           --          $  0.99

6.  COMPREHENSIVE INCOME

    Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

                                                       THIRTEEN WEEKS           THIRTY-NINE WEEKS
                                                            ENDED                     ENDED
                                                   -----------------------   -----------------------
                                                   SEPT. 29,    SEPT. 23,    SEPT. 29,    SEPT. 23,
                                                      2001         2000         2001         2000
                                                   ----------   ----------   ----------   ----------
Net earnings.....................................    $6,951       $ 6,884      $20,210      $23,478
Currency translation adjustment..................      (287)       (2,598)      (4,935)      (5,324)
                                                     ------       -------      -------      -------
Total comprehensive income.......................    $6,664       $ 4,286      $15,275      $18,154
                                                     ======       =======      =======      =======

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

7.  BUSINESS SEGMENTS

    Beginning with the third quarter of fiscal 2001, the Company reports its businesses as five reportable segments organized on a worldwide product basis:

    POLES: This segment consists of the manufacture of engineered metal structures for the lighting and traffic and utility industries.

    IRRIGATION: This segment consists of the manufacture of irrigation equipment and related parts and services to agricultural customers.

    WIRELESS COMMUNICATION: This segment consists of the manufacture of tower and pole structures and components for the wireless telephone industry.

    COATINGS: This segment consists of coatings services for industrial customers.

    TUBING: This segment consists of the manufacture of tubular products for industrial customers.

    In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include pressure vessels, machine

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

7.  BUSINESS SEGMENTS (CONTINUED)
tool accessories and industrial fasteners, are reported in the "Other" category. Prior period information is presented in accordance with the current reportable segment structure:

                                                                                    THIRTY-NINE WEEKS
                                                        THIRTEEN WEEKS ENDED              ENDED
                                                       -----------------------   -----------------------
                                                       SEPT. 29,    SEPT. 23,    SEPT. 29,    SEPT. 23,
                                                          2001         2000         2001         2000
                                                       ----------   ----------   ----------   ----------
Sales:
  Poles segment:
    Lighting & Traffic...............................   $ 58,884     $ 57,072     $161,130     $154,236
    Utility..........................................     31,940       22,693       97,604       73,320
                                                        --------     --------     --------     --------
  Poles segment......................................     90,824       79,765      258,734      227,556
  Irrigation segment.................................     46,185       58,852      179,585      218,431
  Wireless Communication segment:
    Structures.......................................     19,518       14,326       61,012       41,855
    Components.......................................     11,733        8,026       29,936       21,224
                                                        --------     --------     --------     --------
  Wireless Communication segment.....................     31,251       22,352       90,948       63,079
  Coatings segment...................................     30,263       29,685       84,462       87,167
  Tubing segment.....................................     12,971       15,563       39,865       44,799
  Other..............................................      4,551        6,930       15,404       20,449
                                                        --------     --------     --------     --------
                                                         216,045      213,147      668,998      661,481

Intersegment Sales:
  Poles--Lighting....................................   $     --     $     --     $     --     $     71
  Irrigation.........................................          3        2,415            7        5,339
  Coatings...........................................      3,901        5,037       13,116       17,026
  Tubing.............................................      2,164        2,989        6,893       12,123
  Other..............................................        690        1,030        2,539        3,532
                                                        --------     --------     --------     --------
                                                           6,758       11,471       22,555       38,091

Net Sales
  Poles..............................................   $ 90,824     $ 79,765     $258,734     $227,485
  Irrigation.........................................     46,182       56,437      179,578      213,092
  Wireless Communication.............................     31,251       22,352       90,948       63,079
  Coatings...........................................     26,362       24,648       71,346       70,141
  Tubing.............................................     10,807       12,574       32,972       32,676
  Other..............................................      3,861        5,900       12,865       16,917
                                                        --------     --------     --------     --------
      Consolidated Net Sales.........................   $209,287     $201,676     $646,443     $623,390
                                                        ========     ========     ========     ========

Operating Income
  Poles..............................................   $  9,773     $  6,468     $ 22,937     $ 14,349
  Irrigation.........................................      1,215        2,625       11,338       18,211
  Wireless Communication.............................        147          524           99          989
  Coatings...........................................      2,469        3,593        6,568       10,868
  Tubing.............................................      1,492        2,278        4,608        5,246
  Other..............................................        394          396        1,443          715
                                                        --------     --------     --------     --------
      Total Operating Income.........................   $ 15,490     $ 15,884     $ 46,993     $ 50,378
                                                        ========     ========     ========     ========

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                         PART 1.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic and market circumstances, industry conditions, Company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, actions and policy changes of domestic and foreign governments and other risks described from time to time in the Company's reports to the Securities and Exchange Commission are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements. Beginning with the third quarter of 2001, the Company reports its businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

    CONSOLIDATED

    Net sales for the third quarter of 2001 were $209.3 million, an increase of 3.8% from $201.7 million for the same period last year. For the thirty-nine week period ended September 29, 2001, net sales were $646.4 million, or 3.7% over the $623.4 million reported for the thirty-nine week period ended September 23, 2000. The increase in 2001 was mainly attributable to strong sales growth in the Poles segment and the acquisition of PiRod, Inc. on March 30, 2001, which more than offset decreased sales in the Irrigation segment. PiRod sales for the thirteen and twenty-six week periods ended September 29, 2001 were $12.8 million and $28.7 million, respectively.

    Gross profit margin was 25.4% and 25.3% for the quarters ended
September 29, 2001 and September 23, 2000, respectively. For the thirty-nine week period ended September 29, 2001, gross profit margin was 25.1% compared with 25.4% for the thirty-nine week period ended September 23, 2000. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 17.5% in the third quarter of 2000 to 18.0% for the third quarter of 2001. For the thirty-nine week period ended September 29, 2001, SG&A as a percentage of sales increased to 17.8% from 17.3% reported for the same period ended September 23, 2000. In dollar terms, the increase in SG&A expenses in the third quarter of 2001 as compared to last year was due to the addition of PiRod. Operating income for the third quarter of 2001 was $15.5 million, down 2.5% from $15.9 million for the same period in 2000. Operating income for the thirty-nine week period ended September 29, 2001, was $47.0 million, a 6.7% decrease from the $50.4 million reported for the same period ended September 23, 2000. Improved profitability in the Poles segment partially offset profitability decreases in the other segments.

    Net interest expense was $3.9 million for the third quarter of 2001, down from $4.2 million incurred in the third quarter of 2000. For the thirty-nine weeks ended September 29, 2001, net interest expense was $12.7 million, an increase of $1.7 million from the same period ended September 23, 2000. These changes reflect higher average borrowings due to the full year impact of capital expenditures, acquisitions and working capital additions that occurred in 2000, plus $33.4 million of debt that was added as part of the PiRod acquisition. Falling U.S. interest rates in 2001 have offset part of the interest expense impact of increased average debt levels. The estimated positive effect related to lower interest rates in the third quarter was approximately $0.5 million and approximately $1.0 million for the first nine months of 2001. The effective tax rate was 35.4% in the third quarter ended September 29,

2001, as compared to 35.3% reported for the quarter ended September 23, 2000. For the thirty-nine weeks ended September 29, 2001, the effective tax rate was 36.9%, up from the 35.9% reported from the period ended September 23, 2000. The increase in the effective tax rate for the first nine months of 2001 is due to reduced foreign tax credits related to distributions from foreign entities and higher state and local taxes.

    Net earnings for the third quarter of 2001 increased 1.0% to $7.0 million from $6.9 million reported for the quarter ended September 23, 2000. For the thirty-nine weeks ended September 29, 2001, net earnings were $20.2 million, a decrease of $3.3 million or 13.9% from the $23.5 million reported for the same period ended September 23, 2000. Diluted earnings per share decreased 3.0% from $0.29 for the quarter ended September 23, 2000 to $0.28 for the quarter ended September 29, 2001. For the thirty-nine weeks ended September 29, 2001, diluted earnings per share were $0.83 compared with $0.99 for the same period ended September 23, 2000. The higher percentage decrease in earnings per share was attributable to a greater number of shares outstanding in 2001, the result of the 1.2 million shares that were issued in the PiRod acquisition.

    POLES SEGMENT

    The Poles segment net sales for the third quarter of 2001 increased 13.9% to $90.8 million compared with $79.8 million for the same period in 2000. For the thirty-nine week period ended September 29, 2001, net sales increased 13.7% to $258.7 million from $227.5 million reported for the same period ended
September 23, 2000. Operating income increased 51.1% to $9.8 million from
$6.5 million reported for the quarter ended September 23, 2000. For the thirty-nine week period ended September 29, 2001, operating income increased 59.9% to $22.9 million compared with $14.3 million reported for the period ended September 23, 2000. The sales and profit improvements were primarily due to improved performance in North America.

    In North America, lighting and traffic sales increased over 2000 for both the thirteen and thirty-nine weeks ended September 29, 2001. U.S. government spending related to the federal highway bill, which emphasizes improved safety and traffic congestion, helped drive the sales increase. Commercial lighting sales increased despite a slowing economy, due to increased sales to key OEM customers. Sports lighting sales to educational institutions also increased. Utility sales increases continue to be driven by electrical capacity expansion and upgrades to the electrical distribution system, which are creating demand for transmission, substation and distribution pole products. North America's improved operating profits were mainly due to the increased sales volumes, which also helped the Company leverage factory and SG&A expense. Other factors contributing to the profit improvement were lower steel prices and recent capacity expansions that have allowed the Company's plants to run more efficiently.

    In Europe, sales were down and earnings flat for the third quarter of 2001 as compared to last year. For the year, sales and earnings have increased over 2000. The lighting and traffic markets have typically been less active after local elections in France which were held earlier this year. In China, sales and profits of both lighting and utility products have increased in 2001, both for the quarter and on a year to date basis.

    IRRIGATION SEGMENT

    The Irrigation segment net sales for the third quarter decreased 18.1% to $46.2 million compared with $56.4 million for the same period in 2000. For the thirty-nine weeks ended September 29, 2001, net sales decreased 15.7% to $179.6 million from $213.1 million reported for the period ended September 23, 2000. Sales have decreased worldwide from levels reported in 2000. North American markets continued to be weaker than in 2000. Relatively low commodity prices, higher energy costs for farmers and continued uncertainty over future U.S. farm policy were all factors contributing to lower sales of irrigation equipment. International sales were also down in the third quarter. In Brazil, market conditions were weaker than last year, mainly due to drought conditions that resulted in government restrictions on water and electricity consumption, as well as reduced government financing support for equipment purchases. A weakening local currency also contributed to lower sales in Brazil. Exports to the Middle East were lower than in 2000, to allow for local distributor inventory reductions.

    Operating income for the Irrigation segment in the third quarter of 2001 decreased 53.7% to $1.2 million from $2.6 million reported for the quarter ended September 23, 2000. For the thirty-nine week period ended September 29, 2001, operating income decreased 37.7% to $11.3 million compared with $18.2 million reported for the period ended September 23, 2000. In North America, operating income for the third quarter ended September 29, 2001 was improved from the same period ended September 23, 2000 due to lower steel prices, a firmer pricing environment and lower spending due to actions taken in the first quarter, although year-to-date profits continue to lag 2000. International operating profits were negatively impacted by business conditions in Brazil (estimated at $1.3 million in the third quarter) and lower export sales to the Middle East more than offset the improved North American results.

    WIRELESS COMMUNICATION SEGMENT

    The Wireless Communication segment net sales for the third quarter increased 39.8% to $31.3 million compared with $22.4 million for the same period in 2000. For the thirty-nine weeks ended September 29, 2001, net sales increased 44.2% to $90.9 million from $63.1 million reported for the period ended September 23, 2000. All sales increases over prior periods are due to the acquisition of PiRod on March 30, 2001. Without this acquisition, sales were down 17% for the third quarter 2001 as compared to 2000. On a product line basis, structure sales were particularly weak in North America, especially towers. The telecommunications industry in general has contracted this year, due to a slowdown in the growth rate of new subscribers and an overall weaker U.S. economy. In addition, customers continue to pull from their inventories of uninstalled structures that were purchased last year, further resulting in lower demand for new structures this year. Component sales are stronger relative to structure sales, as customers are purchasing components for the structures being installed this year and placing additional antennas on existing structures.

    Operating income decreased 72.0% to $0.2 million from $0.5 million reported for the quarter ended September 23, 2000. For the thirty-nine week period ended September 29, 2001, operating income decreased 90.0% to a breakeven level compared with $1.0 million reported for the period ended September 23, 2000. Overall lower market conditions in structures have resulted in lower coverage of fixed tower factory expenses and SG&A expenses, resulting in lower profits. The operating income impact of lower sales and the related operating deleverage is estimated at $1.1 million this quarter. While spending in these areas has been reduced, it has not completely offset the impact of lower volumes. Synergies gained through the PiRod acquisition should allow for additional SG&A reductions in the future.

    In China, the wireless communication market is strong. Sales and profits have increased in 2001 from the thirteen and thirty-nine week periods ended September 23, 2000.

    COATINGS SEGMENT

    The Coatings segment net sales for the third quarter increased 7.0% to $26.4 million compared with $24.6 million for the same period in 2000. For the thirty-nine weeks ended September 29, 2001, net sales increased 1.7% to $71.3 million from $70.1 million reported for the period ended September 23, 2000. Sales to a large customer during the third quarter were responsible for the increase in 2001 over the same period last year. Otherwise, sales dropped approximately 18% from the third quarter of 2000 due to the general slowdown in the U.S. economy. The Company continues to expand and diversify its customer base and leverage existing customer relationships by providing additional coatings services.

    Operating income for the Coatings segment in the third quarter of 2001 decreased 31.3% to $2.5 million from $3.6 million reported for the quarter ended September 23, 2000. For the thirty-nine week period ended September 29, 2001, operating income decreased 39.6% to $6.6 million compared with $10.9 million reported for the period ended September 23, 2000. The sales decreases mentioned above and lower intercompany sales to the Wireless Communication and Irrigation segments and increased Irrigation production in its McCook facility (which has its own galvanizing operation) resulted in lower fixed cost coverage and caused a negative impact on operating profit, estimated at approximately $2 million this quarter. Where possible, costs have been reduced in light of lower sales volumes. Facilities are continually being upgraded to improve productivity and realize cost reductions.

    TUBING SEGMENT

    The Tubing segment net sales for the third quarter decreased 14.1% to $10.8 million compared with $12.6 million for the same period in 2000. For the thirty-nine weeks ended September 29, 2001, net sales increased 1.0% to $33.0 million from $32.7 million reported for the period ended September 23, 2000. Sales have decreased due to the slowdown in the U.S. economy and a weak North American agriculture market.

    Operating income for the Tubing segment in the third quarter of 2001 decreased 34.5% to $1.5 million from $2.3 million reported for the quarter ended September 23, 2000. For the thirty-nine week period ended September 29, 2001, operating income decreased 12.2% to $4.6 million compared with $5.2 million reported for the period ended September 23, 2000. Decreased sales volumes and lower intercompany sales to the Irrigation segment due to increased production at its McCook facility (which produces its own tubing) were the main causes for the reduced profits. Sales price pressure essentially offset decreased steel prices.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital at September 29, 2001 was $149.5 million compared to $145.6 million at December 30, 2000. The ratio of current assets to current liabilities was 2.1:1 at September 29, 2001, versus 1.9:1 at December 30, 2000.

    The Company's capital expenditures are directed towards growth, improving productivity and keeping facilities modern and safe. Expenditures for property, plant and equipment for the thirty-nine week period ended September 29, 2001, were approximately $15.6 million. Depreciation and amortization totaled
$26.3 million for the thirty-nine weeks ended September 29, 2001 compared to $22.5 million for the thirty-nine weeks ended September 23, 2000. In addition to those expenditures, on March 30, 2001, the Company acquired all the outstanding shares of PiRod, a manufacturer of communication towers, components and poles located in Plymouth, Indiana, in an exchange of $33.4 million cash and
1.2 million common shares of Company stock

    Available short-term credit facilities through bank lines of credit were $50 million and $55 million at September 29, 2001 and December 30, 2000, respectively. On September 29, 2001, approximately $31.1 million was unused.

    Historically, the Company's growth has been financed through a combination of cash provided from operations and debt financing. The Company's objective is to maintain long-term debt as a percent of invested capital below 40%. At September 29, 2001, long-term debt as a percent of invested capital was 43.1% as compared with 43.9% at December 30, 2000. Total interest-bearing debt has decreased $22.4 million from December 30, 2000, even after including the $33.4 million borrowed as part of the PiRod acquisition. Cash provided by operating activities was $60.6 million for the thirty-nine weeks ended September 29, 2001, and cash used by operating activities was $9.0 million for the thirty-nine week period ended September 23, 2000. A key factor in the improved operating cash flow this year is the 19% reduction of inventory of $27.5 million from March 31, 2001 to September 29, 2001. In particular, the North American irrigation business has significantly reduced inventory this year. The improvement in operating cash flow and reduced capital spending during 2001 enabled the Company to reduce interest-bearing debt by $22.5 million in the third quarter 2001. As of September 29, 2001, the Company is in compliance with all its long-term debt covenants. On August 21, 2001, the Company amended and restated its existing revolving credit facility, as described in Note 3 to the Condensed Consolidated Financial Statements.

    The Company believes cash flow from operations, available credit facilities, and the present capital structure will be adequate for planned capital expenditures, dividends, and other financial commitments, as well as to take advantage of opportunities to expand its markets and businesses.

OUTLOOK

    For the remainder of fiscal 2001, the Company expects the Pole segment's sales to improve. Backlogs are solid and the drivers of these businesses (U.S. government funding for the highway bill, capacity additions for electricity generation) remain firm. In the Company's Wireless Communications segment, the Company does not expect a near-term improvement in the weak North American market, but expects subscriber growth to lead to the long-term continued build-out of wireless networks. The Company also sees some continued weakness in the Coatings and Tubing segments in the short-term due to slowness in the U.S. economy. In the Irrigation segment, the Company expects to gain additional perspective on market conditions in the fourth quarter with the start of the new sales season. The Company remains positive on the long term prospects of its businesses and believes it has made the necessary investments to support growth for the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the third quarter ended September 29, 2001. For additional information, refer to the section "Risk Management" on page 36 of the Company's Annual Report to Stockholders, for the fiscal year ended December 30, 2000.

                   VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

        On September 19, 2001, the Company filed a Form 8-K relating to a revolving credit facility and Company risk factors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

                                               VALMONT INDUSTRIES, INC.
                                               (Registrant)

                                               /s/ TERRY J. MCCLAIN
                                               --------------------------------------------
                                               Terry J. McClain
                                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                               OFFICER (PRINCIPAL FINANCIAL OFFICER)

Dated this 9th day of November, 2001.