Form 10-K405
period 2001-12-29
VALMONT INDUSTRIES INC
filed 2002-03-22
CIK 102729

Use these links to rapidly review the document
TABLE OF CONTENTS
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock; $1.00 par value
Preferred Share Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/    No / /

        At March 11, 2002 there were outstanding 24,032,860 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 11, 2002 was $272,985,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's annual report to shareholders for the fiscal year ended December 29, 2001 (the "Annual Report") are incorporated by reference in Parts I and II, and portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 29, 2002 (the "Proxy Statement") are incorporated by reference in Part III.

        Index to Exhibits, Page 16

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 29, 2001

PART I

ITEM 1. BUSINESS.

(a)  General Description of Business

        Valmont Industries, Inc., a Delaware Corporation, was incorporated on March 8, 1946 and together with its subsidiaries (the "Company" or "Valmont") is engaged in the Poles, Wireless Communication, Coatings, Irrigation, and Tubing businesses. The description of Valmont's businesses set forth on pages 8 through 31 of the Annual Report is incorporated herein by reference. The Company entered the Irrigation and Tubing market in 1953 from its manufacturing location in Valley, Nebraska. The Poles segment began producing and marketing engineered metal structures in the early 1960's. The Wireless Communication segment began in 1995 with the purchase of Microflect in Salem, Oregon. The Coatings segment began as a separate division in 1997 with the first stand-alone coatings plant in West Point, Nebraska.

        Valmont has grown internally and by acquisition and has also divested certain businesses. Valmont's business expansions during the past five years include:

Year
1997	•	Construction of a new Coatings segment plant in West Point, Nebraska;
	•	Formed a 70% owned joint venture with a Brazilian manufacturer of mechanized irrigation equipment.
1998	•	Acquisition of Coatings segment facilities in Tualatin, Oregon; Lindon, Utah; Long Beach, California and Tulsa, Oklahoma;
	•	Expansion of the Poles segment facility in Siedlce, Poland;
	•	Acquisition of Cascade Earth Sciences, Ltd., a firm providing consulting services for environmental and wastewater management projects headquartered in Albany, Oregon.
1999	•	Acquisition of two retail irrigation outlets during 1999 in California and Colorado;
	•	Investment in an irrigation manufacturing facility in McCook, Nebraska;
	•	Formation of a 60% owned irrigation manufacturing and distribution joint venture in the Republic of South Africa.
2000	•	Acquisitions of four coatings facilities in Minneapolis, Minnesota; Chicago, Illinois; Los Angeles, California; and Sioux City, Iowa;
	•	Acquisition of an aluminum pole manufacturing plant in Minneapolis, Minnesota;
	•	Acquisition of a Tubing business in Waverly, Nebraska;
	•	Formation of a 49% owned Poles segment manufacturing facility in Monterrey, Mexico;
	•	Acquisition of minority interests in irrigation dealers and distributors in Kansas and Argentina;
	•	Investment in a pole manufacturing facility in Jasper, Tennessee;
	•	Investment in aluminum extrusion equipment for making aluminum poles in Elkhart, Indiana.
2001	•	Acquisition of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of wireless communication towers, components and poles located in Plymouth, Indiana.

        Divestitures during the past five years include the January 1997 cash sale of the stock of Valmont Electric, Inc., a lighting ballast manufacturing business, the 1999 sale of stock of an investment in an irrigation technology development business, and the 2000 divestiture of a rolled cylinder business in Tulsa, Oklahoma and a composite pole plant in Gunnison, Utah.

(b)  Operating Segments

        Beginning with the third quarter of fiscal 2001, the Company reports its businesses as five reportable segments organized on a worldwide product basis:

          Poles:    This segment consists of the manufacture of engineered metal structures for the lighting and traffic and utility industries; and

          Wireless Communication:    This segment consists of the manufacture of tower and pole structures and components for the wireless telephone industry; and

          Coatings:    This segment consists of coatings services for industrial customers; and

          Irrigation:    This segment consists of the manufacture of irrigation equipment and related parts and services to agricultural customers; and

          Tubing:    This segment consists of the manufacture of tubular products for industrial customers.

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. Amounts of revenues, operating income and total assets attributable to each Segment information for each of the last three years is set forth on pages 63–64 of the Annual Report and incorporated herein by reference.

(c)  Narrative Description of Business

  Principal Products Produced and Services Rendered.

        The information called for by this item is incorporated by reference to pages 8 through 31 in the Annual Report.

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are readily available. It is not likely that key raw materials would be unavailable for extended periods.

  Patents, Licenses, Franchises and Concessions.

        Valmont has a number of patents for its manufacturing machinery, poles and irrigation designs. The Company also has a number of registered trademarks. Management believes the loss of any individual patent would not have a material adverse effect on the financial condition of the Company.

  Seasonal Factors in Business.

        Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment and tubing to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher during prime construction seasons and lower in the winter.

  Customers.

        The Company is not dependent for a material part of its business upon a single customer, or upon very few customers. The loss of any one customer would not have a material adverse effect on the financial condition of the Company.

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $167.8 million at the end of the 2001 fiscal year and $150.5 million at the close of the 2000 fiscal year.

It is anticipated that most of the backlog of orders will be filled during fiscal year 2002. At year-end, the backlog by segment was as follows (dollar amounts in millions):

	Dec. 29 2001	Dec. 30, 2000
Poles	$120.7	$102.7
Wireless Communication	16.6	18.7
Coatings	0.0	0.0
Irrigation	25.2	22.6
Tubing	5.2	6.4
Other	.1	.1

	$167.8	$150.5

  Competitive Conditions.

        In the Poles segment, Valmont is a major manufacturer and supplier of engineered metal structures to the lighting and traffic and utility industries worldwide. In the Wireless Communication segment, Valmont designs and manufactures monopoles, towers and other structures for all sectors within the global wireless communication industry as well as providing the components which attach to these structures, such as antennas, cables and hardware. The Coatings segment supplies custom coating services for a variety of products across several markets. The Irrigation segment involves the development, manufacture and distribution of mechanized irrigation equipment both domestically and internationally. The Tubing segment provides tubular steel products and related products for both the U.S. and international markets. The Company also manufactures and distributes machine tool accessories and industrial fasteners. The Company has significant competitors in each of its industry segments. The key competitive strategy used by the Company in each segment is one of high quality and service.

  Research Activities.

        The information called for by this item is incorporated by reference to the "Research and Development" on page 61 in the Annual Report.

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

  Number of Employees.

        At December 29, 2001, the Company had 5,342 employees.

  Geographic Areas.

        Valmont's international sales activity encompasses over one hundred foreign countries. The information called for by this item is incorporated by reference to "Summary by Geographical Area" on page 65 in the Annual Report.

  Risk Factors

        In addition to the factors discussed elsewhere in this report and in Management's Discussion and Analysis in the Annual Report, the following risk factors describe various risks that may affect Valmont's business, financial condition and operations.

        Increase in steel prices and reduced availability of steel will increase our operating costs and likely reduce our profitability.

        Hot rolled steel coil and other carbon steel products constitute approximately one-third of the cost of manufacturing our products. The price of steel that we use in our manufacturing processes is highly competitive and sometimes volatile. The following factors increase the cost and availability of steel for us:

  •
  increased demand for steel which occurs when other industries purchase greater quantities of steel at times when we require more steel for manufacturing, which can result in higher prices and lengthen the time it takes to receive material from suppliers;

  •
  increased freight costs, because our manufacturing sites are usually not located near the major steel manufacturers;

  •
  financial difficulties for our major steel suppliers could lead to reduced overall steel supply and result in higher costs for us and increased lead times to acquire material;

  •
  lower inventory levels at steel mills and steel service centers when major steel users, such as the automobile manufacturers, increase their steel orders, thereby reducing available inventory to meet our requirements;

  •
  international trade disputes, import duties and quotas because we import some steel for our domestic and foreign manufacturing facilities; and

  •
  greater potential for labor disputes because we purchase steel from several steel manufacturers and suppliers in the United States and in other countries.

        Increases in the prices of our products may not fully recover our additional steel costs and generally lag behind increases in steel prices. Consequently, an increase in steel prices will increase our operating costs and likely reduce our profitability. The U.S. steel market was volatile in 2001, resulting in a number of major U.S. steel mills either going out of business or operating under bankruptcy. Also, recent U.S. government trade and tariff actions have reduced the availability and increased the cost of steel imported from outside the U.S. These actions could result in reduced overall supplies of steel in the market, extend lead times to acquire steel and increase our purchase cost of steel.

        Increase in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture our products. Our operating costs increase if energy costs rise, which occurred in 2001 because of additional energy usage caused by severe winter weather conditions and higher oil and natural gas prices. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. As a result, increases in energy prices will increase our operating costs and likely reduce our profitability.

        Downturns in the agricultural industry result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        The end-users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers, and, as a result, sales of those products are affected by economic changes in the agriculture industry. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. Furthermore, uncertainty as to future government agricultural policies causes indecision on the part of farmers. These factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        Construction activity declines in the lighting, utility and wireless communications industries results in reduced product sales.

        We manufacture and distribute engineered metal structures for the lighting, utility and wireless communications industries. Our Coatings segment serves construction-related industries. Because our products primarily are used in infrastructure construction, sales in these businesses are strongly influenced by construction activity, which historically has been cyclical. Construction activity by our private and government customers is strongly affected by and can decline because of:

  •
  weakness in the general economy, reducing funds available for construction;

  •
  a decrease in government spending as a consequence of budget changes or lower tax receipts;

  •
  interest rate increases increasing the cost of construction financing; and

  •
  adverse weather conditions slowing construction activity.

        Construction activity declines in the lighting, utility and wireless communications industries results in reduced product sales.

        Increase in our indebtedness requires use of more of our cash flow for debt payments and increases the risk of non-compliance with our loan covenants.

        We have funded most of our acquisitions either through operating cash flows or borrowing additional funds. For example, when we acquired PiRod, Inc. on March 30, 2001, we paid $33.4 million to retire PiRod's long-term debt. As a result, we have become more leveraged in the past few years. Increased leverage:

  •
  requires the dedication of a portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for business operations and new opportunities; and

  •
  increases our vulnerability to changes in economic and industry conditions which would require more funds for business operations at a time when our cash flow has been reduced.

        Increased leverage could also make compliance with certain covenants in our debt agreements more difficult. For example, we may need to borrow more money in the future. However, the covenants in our debt agreements may limit our ability to do so. If we breach the covenants in our debt agreements, our lenders could declare the amounts we owe immediately due and payable, which would significantly reduce the cash available for business operations.

        We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 29, 2001, we operated 31 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2001, international sales accounted for approximately 20% of our total sales. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

  •
  political and economic instability where we have foreign business operations resulting in the reduction of the value of, or the loss of, our investment;

  •
  recessions in economies of countries in which we have business operations decreasing our international sales;

  •
  difficulties and costs of staffing and managing our foreign operations increasing our foreign operating costs and decreasing profits;

  •
  difficulties in enforcing our rights outside the U.S. for a number of our patents on our manufacturing machinery, poles and irrigation design; and

  •
  increases in tariffs, export controls, taxes and other trade barriers reducing our international sales and our profit on these sales.

        As a result, we may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

ITEM 2. PROPERTIES.

        The Company's corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring October, 2003. Further discussion of this lease may be found on page 45 of the Annual Report. The headquarters of the Company's operating segments are located in Valley, Nebraska, except for Wireless Communication, which are located in Salem, Oregon and Plymouth, Indiana. The principal operating locations of the Company are listed below. A map depicting 31 plants can be found on pages 32 and 33 in the Annual Report.

	Owned, Leased	Principal Activities
Poles Segment Locations
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic and utility
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic and utility
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Jasper, Tennessee	Leased	Manufacture of steel poles for lighting and traffic and utility
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Monterrey, Mexico	Owned	Manufacture of steel poles for lighting and traffic and utility
Rive-de-Gier, France	Owned	Manufacture of aluminum poles
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic and utility
Siedlce, Poland	Leased	Manufacture of steel poles
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Manufacture of steel poles for lighting and traffic and utility
Wireless Communication Segment Locations
Brenham, Texas	Owned	Manufacture of steel poles for wireless communication
Charmeil, France	Owned	Manufacture of steel poles for wireless communication
Jasper, Tennessee	Leased	Manufacture of steel poles for wireless communication
Monterrey, Mexico	Owned	Manufacture of steel poles for wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components
Salem, Oregon	Leased	Manufacture of wireless communication structures and components
Shanghai, China	Leased	Manufacture of steel poles for wireless communication
Valley, Nebraska	Owned	Manufacture of steel poles for wireless communication structures
Coatings Segment Locations
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting and anodizing services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Leased	Galvanizing services
Valley, Nebraska	Owned	Galvanizing services
West Point, Nebraska	Owned	Galvanizing services

Irrigation Segment Locations
Albany, Oregon	Leased	Water and soil management services
Johannesburg, South Africa	Leased	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Manufacture of irrigation equipment
Tubing Segment Locations
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to, nor is any of its property subject to, any material legal proceedings. The Company is from time to time engaged in routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

Executive Officers of the Company

        The executive officers of the Company at December 29, 2001, their ages, positions held, and the business experience of each during the past five years are, as follows:

          Mogens C. Bay, age 53, Chairman and Chief Executive Officer of the Company since January 1997 and Director of the Company since October 1993.

          Terry J. McClain, age 54, Senior Vice President and Chief Financial Officer of the Company since January 1997.

          E. Robert Meaney, age 54, Senior Vice President-International of the Company since September 1998. President and Chief Operating Officer-Valmont International from February 1994 to September 1998.

          Ann F. Ashford, age 41, Vice President-Human Resources of the Company since December 1999. Vice President-Human Resources, PKS Information Services, Inc., from January 1998 to December 1999. Director-Human Resources, MFS Communications Company, Inc., from January 1995 to September 1997.

          Mark C. Jaksich, age 44, Vice President and Controller of the Company since February 2000. Director of Corporate Accounting of the Company from April 1998 to February 2000. Controller-Valmont International from July 1994 to April 1998.

          P. Thomas Pogge, age 53, Vice President, General Counsel and Secretary of the Company since May 2001. Attorney in private practice from January 2000 to April 2001. Executive Vice President, General Counsel and Secretary, Transgenomic, Inc. from July 1997 to December 1999. Prior to July 1997, attorney with Kutak Rock law firm.

          Mark E. Treinen, age 46, Vice President-Business Development since January 1994.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information called for by items 5, 6 and 7 is incorporated by reference to the following captioned paragraphs (at the pages indicated) in the Annual Report:

Item	Caption in Annual Report	Page(s) in Annual Report
5	Shareholder and Investor Relations	68
5	Stock Price and Dividends Declared	66
5	Approximate Number of Shareholders	48 - 49
5&6	Selected Eleven-Year Financial Data	48 - 49
7	Management's Discussion and Analysis	38 - 47

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information called for by item 7A is incorporated by reference to the captioned paragraph, "Risk Management", in the Annual Report on Page 46.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements called for by this item are incorporated by reference to the Annual Report as set forth on pages 50 through 65, together with the independent auditors' report on page 67. The supplemental quarterly financial information is incorporated herein by reference to page 66 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Election of Directors", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 2001", "Options Exercised in Fiscal Year 2001 and Fiscal Year End Values", and "Long-Term Incentive Plans-Awards in Fiscal Year 2001" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)(2)	Financial Statements and Schedules. See index to financial statements and schedule on page F-1.
(a)(3)	Exhibits. Index to Exhibits, Page 13
(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the fiscal quarter ended December 29, 2001.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

Consolidated Financial Statements

The following consolidated financial statements of Valmont Industries, Inc. and subsidiaries have been incorporated by reference to pages 50 to 65 of the Company's Annual Report to Shareholders for the year ended December 29, 2001:

  Independent Auditors' Report—Page 67 of the annual report

  Consolidated Balance Sheets—December 29, 2001 and December 30, 2000

  Consolidated Statements of Operations—Three-Year Period Ended December 29, 2001

  Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 29, 2001

  Consolidated Statements of Cash Flows—Three-Year Period Ended December 29, 2001

  Notes to Consolidated Financial Statements—Three-Year Period Ended December 29, 2001

Page
Consolidated Financial Statement Schedule Supporting Consolidated Financial Statement
Independent Auditors' Report on Financial Statement Schedule	F-2
SCHEDULE II—Valuation and Qualifying Accounts	F-3

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Valmont Industries, Inc.

        We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 29, 2001 and December 30, 2000, and for each of the three years in the period ended December 29, 2001, and have issued our report thereon dated February 8, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 8, 2002

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 29, 2001 Reserve deducted in balance sheet from the asset to which it applies
Allowance for doubtful receivables	$3,505	3,700	2,363	4,842

Fifty-three weeks ended December 30, 2000 Reserve deducted in balance sheet from the asset to which it applies
Allowance for doubtful receivables	$3,203	1,887	1,585	3,505

Fifty-two weeks ended December 25, 1999 Reserve deducted in balance sheet from the asset to which it applies
Allowance for doubtful receivables	$3,421	1,136	1,354	3,203

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2002.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

/s/ MOGENS C. BAY Mogens C. Bay	Director, President and Chief Executive Officer (Principal Executive Officer)	3/21/02 Date
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	3/21/02 Date
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	3/21/02 Date
Robert B. Daugherty*	John E. Jones*
Walter Scott, Jr.*	Kenneth E. Stinson*
Thomas F. Madison*	Bruce Rohde*
Charles D. Peebler, Jr.*

        * Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 21st day of March, 2002. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3(i)	—	The Company's Certificate of Incorporation, as amended. This document was filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and is incorporated herein by reference.
Exhibit 3(ii)	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.
Exhibit 4(i)	—	Rights Agreement dated as of December 19, 1995 between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment. This document was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 4(ii)	—	The Company's Amended and Restated Credit Agreement with The Bank of New York dated August 21, 2001. This document was filed as Exhibit 4.1 on Form 8-K dated September 19, 2001 and is incorporated herein by reference.
Exhibit 4(iii)	—	The Company's Credit Agreement with Prudential Insurance Company of America dated September 10, 1999. This document was filed as Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated here in by this reference.
Exhibit 10(i)	—	The Company's 1988 Stock Plan and certain amendments. This document was filed as Exhibit 10(a) with the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1997 and is incorporated herein by reference.
Exhibit 10(ii)	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(iii)	—	The Company's 1999 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999 and is incorporated herein by reference.
Exhibit 10(iv)	—	The Valmont Executive Incentive Plan, as amended. This document was filed as Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and is incorporated herein by this reference.
Exhibit 10(v)	—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1998 and is incorporated herein by reference.
Exhibit 13*	—	The Company's Annual Report to Shareholders for its fiscal year ended December 29, 2001.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte and Touche LLP.
Exhibit 24*	—	Power of Attorney.

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Except for those portions of Valmont Industries, Inc.'s Annual Report to Stockholders for its fiscal year ended December 29, 2001 (such portions filed hereto as Exhibit 13) specifically incorporated by reference in this report of Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

        Management contracts and compensatory plans are set forth as exhibits 10(i) through 10(v).

        * Filed herewith.