Form 10-Q
period 2002-03-30
VALMONT INDUSTRIES INC
filed 2002-05-09
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-3701

VALMONT INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-0351813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Valmont Plaza, Omaha, Nebraska (Address of principal executive offices)	68154-5215 (Zip Code)
402-963-1000 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

24,050,645
Outstanding shares of common stock as of April 25, 2002

Index is located on page 2.

Total number of pages 17.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen weeks ended March 30, 2002 and March 31, 2001	3
	Condensed Consolidated Balance Sheets as of March 30, 2002 and December 29, 2001	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 30, 2002 and March 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001
Net sales	$208,648	$204,267
Cost of sales	153,415	154,529

Gross profit	55,233	49,738
Selling, general and administrative expenses	39,313	36,982

Operating income	15,920	12,756

Other income (deductions):
Interest expense	(3,199)	(4,709)
Interest income	335	262
Miscellaneous	(306)	(411)

	(3,170)	(4,858)

Earnings before income taxes, minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	12,750	7,898

Income tax expense (benefit):
Current	5,727	50
Deferred	(1,004)	2,870

	4,723	2,920

Earnings before minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	8,027	4,978
Minority interest (after tax)	20	51
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	(778)	(238)
Cumulative effect of change in accounting principle (Note 3)	(500)	—

Net earnings	$6,769	$4,791

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.30	$0.20
Cumulative effect of change in accounting principle	(0.02)	—

Earnings per share—Basic	$0.28	$0.20

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.30	$0.20
Cumulative effect of change in accounting principle	(0.02)	—

Earnings per share—Diluted	$0.28	$0.20

Cash dividends per share	$0.065	$0.065

Weighted average number of shares of common stock outstanding (000 omitted)	24,033	23,495

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,344	23,860

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 30, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19,006	$24,522
Receivables, net	130,876	134,632
Inventories, net	113,881	108,962
Prepaid expenses	5,107	4,763
Refundable and deferred income taxes	11,536	11,719

Total current assets	280,406	284,598

Property, plant and equipment, at cost	404,260	404,559
Less accumulated depreciation and amortization	198,984	194,979

Net property, plant and equipment	205,276	209,580

Goodwill	55,371	55,889
Other intangible assets	16,599	16,934
Other assets	21,447	21,896

Total assets	$579,099	$588,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$11,074	$11,062
Notes payable to banks	15,886	11,319
Accounts payable	59,576	57,027
Accrued expenses	57,180	58,042
Dividends payable	1,592	1,598

Total current liabilities	145,308	139,048

Deferred income taxes	13,878	15,065
Long-term debt, excluding current installments	174,494	186,946
Minority interest in consolidated subsidiaries	6,028	15,947
Other noncurrent liabilities	15,792	6,080
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	269,957	264,854
Accumulated other comprehensive loss	(12,745)	(11,957)
Treasury stock	(61,513)	(54,986)

Total shareholders' equity	223,599	225,811

Total liabilities and shareholders' equity	$579,099	$588,897

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001
Net cash flows from operations	$14,727	$(4,918)

Cash flows from investing activities:
Purchase of property, plant & equipment	(3,753)	(6,173)
Acquisitions, net of cash acquired	—	(33,107)
Proceeds from sale of property and equipment	341	22
Other, net	(857)	954

Net cash flows from investing activities	(4,269)	(38,304)

Cash flows from financing activities:
Net borrowings under short-term agreements	4,653	33,201
Proceeds from long-term borrowings	369	—
Principal payments on long-term obligations	(12,784)	(2,100)
Dividends paid	(1,593)	(1,598)
Proceeds from exercises under stock plans	338	432
Purchase of common treasury shares:
Stock repurchase program	(6,791)	—
Stock plan exercises	(77)	(186)

Net cash flows from financing activities	(15,885)	29,749

Effect of exchange rate changes on cash and cash equivalents	(89)	(431)

Net decrease in cash and cash equivalents	(5,516)	(13,904)
Cash and cash equivalents—beginning of period	24,522	23,176

Cash and cash equivalents—end of period	$19,006	$9,272

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 30, 2002 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 30, 2002 and March 31, 2001 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 30, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 2001 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2001. The results of operations for the period ended March 30, 2002 are not necessarily indicative of the operating results for the full year.

2.    Acquisition

        On March 30, 2001, the Company's Wireless Communication segment acquired all of the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million cash was paid to retire PiRod long-term debt. The excess of purchase price over fair value of net assets acquired was $4.6 million and was recorded to goodwill. Intangible assets with finite lives are being amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen weeks ended March 31, 2001 assuming the transaction occurred at the beginning of the 2001 fiscal year are as follows:

Thirteen weeks ended March 31, 2001
Net sales	$219,365
Net earnings	5,037
Earnings per share—diluted	0.20

3.    Goodwill and Intangible Assets

        Effective December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. This standard establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), impairment testing will be performed during the third quarter, in connection with the Company's strategic planning process.

        Based on the initial impairment test, the Company determined that the goodwill associated with a consulting business in the Irrigation segment was impaired. Accordingly, a charge of $0.5 million ($0.02 per diluted share) was recorded on the Condensed Consolidated Statement of Operations for the thirteen weeks ended March 30, 2002. This impairment, in accordance with the provisions of SFAS 142, was classified as a cumulative effect of a change in accounting principle.

Amortized Intangible Assets

        The components of amortized intangible assets at March 30, 2002 are as follows:

	As of March 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$971	12 years
Proprietary Software & Database	1,650	330	5 years

	$13,150	$1,301

        Amortization expense for intangible assets during the first quarter of 2002 was $335. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2002	$1,288
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958

Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirteen weeks ended March 30, 2002.

Goodwill

        The carrrying amount of goodwill as of March 30, 2002 is as follows:

	Poles Segment	Wireless Comm Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$6,513	$5,441	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	—	(500)	—	(500)
Foreign Currency Translation	(18)	—	—	—	—	(18)

Balance March 30, 2002	$6,495	$5,441	$42,192	$981	$262	$55,371

        The effect of the adoption of SFAS 142 on net earnings and earnings per share is as follows:

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001
Reported net earnings	$6,769	$4,791
Add back: Goodwill amortization	—	792

Adjusted net earnings	$6,769	$5,583
Add back: Cumulative effect of change in accounting principle	500	—

Adjusted net earnings before cumulative effect of change in accounting principle	$7,269	$5,583

Basic earnings per share:
Reported basic earnings per share	$0.28	$0.20
Add back: Goodwill amortization	—	0.03

Adjusted basic earnings per share	$0.28	$0.23
Add back: Cumulative effect of change in accounting principle	0.02	—

Adjusted basic earnings per share before cumulative effect of change in accounting principle	$0.30	$0.23

Diluted earnings per share:
Reported diluted earnings per share	$0.28	$0.20
Add back: Goodwill amortization	—	0.03

Adjusted diluted earnings per share	$0.28	$0.23
Add back: Cumulative effect of change in accounting principle	0.02	—

Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$0.30	$0.23

4.    Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 30, 2002	March 31, 2001
Interest	$3,178	$5,050
Income Taxes	6,160	2,396

5.    Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC EPS	DILUTIVE EFFECT OF STOCK OPTIONS	DILUTED EPS
Thirteen weeks ended March 30, 2002:
Net earnings	$6,769	—	$6,769
Shares outstanding	24,033	311	24,344
Per share amount	$0.28	—	$0.28
Thirteen weeks ended March 31, 2001:
Net earnings	$4,791	—	$4,791
Shares outstanding	23,495	365	23,860
Per share amount	$0.20	—	$0.20

6.    Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001
Net earnings	$6,769	$4,791
Currency translation adjustment	(788)	(1,630)

Total comprehensive income	$5,981	$3,161

7.    Business Segments

        Beginning with the third quarter of fiscal 2001, the Company reports its businesses as five reportable segments organized on a worldwide product basis:

        Poles:    This segment consists of the manufacture of engineered metal structures for the lighting and traffic and utility industries.

        Wireless Communication:    This segment consists of the manufacture of towers, poles and components for the wireless telephone industry.

        Coatings:    This segment consists of galvanizing, anodizing and powder coating services.

        Irrigation:    This segment consists of the manufacture of agricultural equipment and related parts and services.

        Tubing:    This segment consists of the manufacture of tubular products.

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development, machine tool accessories and industrial fasteners, are reported in the "Other" category. Prior period information is presented in accordance with the current reportable segment structure:

	Thirteen Weeks Ended
	March 30, 2002	March 31, 2001
Sales:
Poles segment:
Lighting & Traffic	$50,612	$48,096
Utility	38,270	31,685

Poles segment	88,882	79,781
Wireless Communication segment:
Structures	6,029	6,268
Components	11,027	15,141

Wireless Communication segment	17,056	21,409
Coatings segment	27,549	27,819
Irrigation segment	65,360	64,566
Tubing segment	13,878	14,030
Other	4,108	5,754

	$216,833	213,359
Intersegment Sales:
Coatings	4,294	5,143
Irrigation	56	188
Tubing	2,844	2,726
Other	991	1,035

	8,185	9,092
Net Sales
Poles	$88,882	79,781
Wireless Communication	17,056	21,409
Coatings	23,255	22,676
Irrigation	65,304	64,378
Tubing	11,034	11,304
Other	3,117	4,719

Consolidated Net Sales	$208,648	$204,267

Operating Income
Poles	$7,374	$4,841
Wireless Communication	(2,361)	(553)
Coatings	2,244	2,501
Irrigation	7,290	3,571
Tubing	1,562	1,778
Other	(189)	618

Total Operating Income	$15,920	12,756

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

Results of Operations

  Consolidated

        The net sales increase is due to the acquisition of PiRod on March 30, 2001. Without PiRod's first quarter 2002 sales, sales would have been down 1.4% for the first quarter of 2002 as compared to 2001. Improved sales in the Poles segment partially offset sharply lower sales in the Wireless Communication segment.

        Gross profit as a percent of sales for the first quarter of 2002 improved to 26.5% from 24.3% for the same period in 2001. Improved margins in the Irrigation and Poles segments more than offset reduced gross margins in the Coatings segment. Selling, general and administrative (SG&A) expenses for the quarter increased due to the acquisition of PiRod at the end of the first quarter of 2001. Otherwise, higher SG&A expenses in the Poles segment due to higher sales volumes were offset by lower spending in the Irrigation and Wireless Communication segments. Operating income for the quarter was $15.9 million, as compared to $12.8 million in 2001, an increase of 24.8%. The improvement in operating income was led by stronger profitability in the Irrigation and Poles segment, offset somewhat by lower earnings in the Wireless Communication segment.

        Net interest expense was $2.9 million in the first quarter of 2002, as compared to $4.4 million in 2001, due to lower average borrowings in 2002 and lower interest rates on our variable rate debt. The positive impact on the first quarter of 2002 interest expenses due to lower rates is approximately $0.7 million. The effective tax rate was 37.0% in the first quarter of 2002 and 2001.

        Net earnings rose from $4.8 million in 2001 to $6.8 million in 2002, an increase of 41.3%. Earnings per share increased 40% from $0.20 to $0.28 per share in 2002. The strong percentage increases in net earnings and earnings per share in the first quarter of 2002 as compared to 2001 were partly due to the fact that the first quarter of 2001 was relatively weak, especially in the Irrigation segment. Earnings per share grew slightly slower than net earnings due to a higher number of shares outstanding in 2002, mainly associated with the shares issued as part of the PiRod acquisition.

        Included in the 2002 Condensed Consolidated Statement of Operations is the impact of the adoption of SFAS No. 142, Goodwill and Intangible Assets. Under this pronouncement, intangibles with a indefinite life (including goodwill) will no longer be amortized but tested on an annual basis for impairment. Upon adoption, we determined that the intangibles associated with a consulting business in the Irrigation segment were impaired. Accordingly, a charge to earnings (recorded as a cumulative effect of a change in accounting principle) of $0.5 million was recorded in the first quarter of 2002. In addition, in the first quarter of 2002, we ceased amortization of goodwill and intangible assets with indefinite lives, which increased operating income and net income by $0.8 million. The net impact of this pronouncement was an increase in net earnings in the first quarter of 2002 by $0.3 million ($0.01 per basic and diluted share):

Reduced amortization expenses	$0.8 million
Cumulative effect of change in accounting principle	(0.5) million

Net impact	$0.3 million

        On an annualized basis, the implementation of this pronouncement is expected to increase 2002 earnings as compared to 2001 by approximately $3 million, or $0.12 per basic and diluted share.

  Poles Segment

        Net sales increased 11.4% to $88.9 million for the first quarter from $79.8 million for the same period in 2001. The sales increase was attributable to continued strong sales in North America. Lighting and Traffic sales increased due to continued funding from government programs. Sales also benefited from generally favorable winter weather conditions, which helped our ability to ship products. Utility structure sales likewise were improved over 2001. Strong order flow from our utility alliance partners, partly due to replace storm-damaged poles, and a strong sales backlog at the beginning of the year resulted in record quarterly sales of utility structures.

        Operating income in the Poles segment improved 52.3% to $7.4 million in the first quarter of 2002, mainly due to the strong sales performance in North America. Aside from the impact of improved volumes, operating profit in North America was enhanced by improved factory performance and leverage of fixed manufacturing and SG&A expenses.

        In Europe, lighting sales and profitability were down as compared to the first quarter of 2001, when local elections in France led to higher than normal market demand. In addition, weaker economic conditions in Western Europe also have reduced market demand in the first quarter of 2002. In China, sales and profitability increased, the result of improved local and export demand.

  Wireless Communication Segment

        Sales in the Wireless Communication segment were down 20.3% as compared to the first quarter 2001, which did not include PiRod. Excluding PiRod's first quarter 2002 sales, sales would have decreased 54.2% from 2001. Market conditions in the wireless industry continue to be very weak, with U.S. infrastructure buildout by carriers and build-to-suit companies greatly curtailed due to restricted financing capability. These lower sales volumes resulted in lower operating profit in the first quarter of 2002. We are addressing these issues through widespread cost reductions and downsizing. Factory and SG&A spending is down $3 million as compared with the first quarter of 2001 through cost reductions and business downsizing actions that began in 2001 and continued into this year. We are currently focusing on reducing costs, rationalizing product line offerings and continuing the effective integration of PiRod and Valmont/Microflect.

  Coatings Segment

        Sales in the Coatings segment were up 2.6% as compared to the first quarter of 2001. The sales increase was attributable to coatings and assembly services being provided to a large customer at one location. Sales were down 13% for the quarter if sales to this large customer are excluded. This segment is closely tied to the industrial economy in the U.S., which was weaker than the first quarter of 2001. Also, internal galvanizing volumes related to the Wireless Communication segment are down substantially due to reduced production levels in that segment.

        Operating profit was down 10.3% for the quarter when compared to 2001. Reduced production volumes and certain fixed manufacturing expenses that were incurred notwithstanding lower production levels resulted in an estimated reduction in gross profit and operating income of $1.8 million. This impact was partially offset by a $1.1 million positive effect of lower natural gas prices in the first quarter of 2002 as compared to 2001. This segment's results were also helped by the elimination of goodwill amortization in 2002, which improved operating profit by $0.6 million over the first quarter of 2001.

  Irrigation Segment

        Irrigation segment sales increased 1.4% over the first quarter of 2001, as the sales increase in North America offset sales decreases in international markets. In North America, farmers' input costs associated with energy prices eased this year and stronger commodity prices in the Pacific Northwest resulted in a stronger market and higher sales. International sales were down mainly due to reduced shipments into Middle Eastern markets this year. The Brazilian market, while improving, also recorded lower sales than in the first quarter of 2001. Increased sales in Latin America, Western Europe and South Africa helped offset the decreases in Brazil and the Middle East.

        Operating income more than doubled, increasing from $3.6 million in the first quarter of 2001 to $7.3 million this year. Most of the improvement was in North America, where the main factors in the improvement were stronger factory operating performance and reduced SG&A expense levels. The downsizing that occurred in the first quarter of 2001 and improved North American sales resulted in better factory productivity and higher gross profits. Inventory levels in North America decreased more than $7 million from last year, so the increased sales this year resulted in higher factory production levels. These factors contributed to most of $2.6 million increase in gross profit dollars and improved gross profit as a percent of sales. SG&A levels are below the first quarter of 2001 due to the downsizing of the administrative workforce in 2001 ($0.5 million) and overall lower SG&A spending.

  Tubing Segment

        The Tubing segment recorded a sales decrease of 2.4% in the first quarter 2002, as compared to the same period in 2001. This segment follows the general industrial economy in the U.S., where market demand was weaker than the first quarter of 2001. Operating income is down 12.1% when compared to 2001, due to slightly lower gross profit margins and a modest shift in the product mix. This business was impacted by the very volatile conditions in the steel industry but was able to maintain solid profitability despite a difficult operating environment.

Liquidity and Capital Resources

        Net working capital was $135.1 million at the end of the first quarter of 2002, as compared to $145.6 million at the end of fiscal 2001. The ratio of current assets to current liabilities was 1.93:1 at March 30, 2002, as compared to 2.05:1 at December 29, 2001. Cash generated from operations cash flow was $14.7 million in the first quarter of 2002, as compared to $4.9 million used by operations in the first quarter of 2001. The improvement in operating cash flow was due to increased earnings and better working capital management this quarter.

        Capital spending was $3.8 million in the first quarter of 2002, as compared to $6.2 million expended for the same period in 2001. In addition, $33.4 million cash was expended as part of the PiRod acquisition, which was completed on March 30, 2001.

        We have historically funded our growth, capital spending and acquisitions by a combination of operating cash flows and debt financing. The Company's long-term objective is to maintain long-term debt as a percent of capital below 40%. At the end of the first quarter of 2002, long-term debt as a percent of capital was 40.3%, as compared to 41.9% at December 29, 2001. We have temporarily exceeded this self-imposed objective to take advantage of opportunities to grow and improve the Company over the long-term, such as acquisitions and manufacturing capacity additions. The reduction of this percentage is the result of strong operating cash flow and lower capital spending and acquisition activity this year. The resulting free cash flows have been used to pay down long-term debt. Unless we engage in significant acquisition activity, we expect our long-term debt to capital ratio to be under 40% by the end of fiscal 2002.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. Our revolving line of credit is for a maximum of $150 million, with outstanding borrowings of $65 million at March 30, 2002. The short-term credit facilities are with various banks and amounted to $31.0 and $36.0 million as of March 30, 2002 and December 29, 2001, respectively. On March 30, 2002, $19.8 million of these credit facilities were unused.

        In December 2001, the Board of Directors authorized the repurchase from time to time of up to 1.5 million shares of the company's common stock. This authorization replaced the authorization made in 1998. As of March 30, 2002, 450,000 shares have been repurchased under this authorization.

        We believe that operating cash flows, available credit facilities and the current capital structure will be adequate for 2002 planned capital spending, dividends and other financial commitments, as well as to take advantage of opportunities to expand our markets and businesses. There have been no material changes to our financial obligations, contractual obligations or other commercial commitments disclosed in our Form 10-K for the fiscal year ended December 29, 2001.

Outlook for 2002

        For the 2002 fiscal year, we expect sales to be slightly below last year's levels, mainly due to continued weakness in the wireless communication industry. We expect quarterly earnings during 2002 to increase over last year, with the first quarter comparison being the strongest of the year due to a weak first quarter of 2001.

        We expect to see continued good performance in the Poles segment, although we have recently seen an order rate decline in our utility business. We have been able to convert sales increases into improved profits through improving factory performance, cost reductions and management of SG&A spending. One significant uncertainty is steel prices. If prices rise substantially and suddenly, it could hurt profitability in the short-term. So far, we have not been materially affected by steel price fluctuations.

        In the Wireless Communication segment, it is unclear when the market will turn around. At this time, we expect market conditions to remain weak through the remainder of 2002. Our efforts will continue to focus on integrating the PiRod and Valmont/Microflect businesses and controlling our cost structure.

        In the Coatings and Tubing businesses, we expect 2002 sales to be similar to 2001, barring a strong improvement in their industries and the general economy. We will continue to focus on cost reductions and improving our operations to be well-positioned when these industries improve.

        In the Irrigation segment, we expect no substantial changes in the market for the balance of 2002. The actions taken in the first quarter of 2001 have improved our cost structure and enabled us to improve our operating performance despite little sales growth.

        As to our balance sheet, we expect to continue to use operating cash flows to keep paying down our debt. Our capital spending will be less than the last four years, when we added substantial manufacturing capacity and acquired several businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the company's market risk during the first quarter ended March 30, 2002. For additional information, refer to the section "Risk Management" on page 46 of the Company's Annual Report to Stockholders, for the fiscal year ended December 29, 2001.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Valmont's annual meeting of stockholders was held on April 29, 2002. The stockholders elected three directors to serve three-year terms, approved the Valmont 2002 Stock Plan, and ratified the appointment of Deloitte & Touch LLP to audit the Company's financial statements for fiscal 2002. For the annual meeting there were 24,477,834 shares outstanding and eligible to vote of which 21,347,106 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Abstain
Mogens C. Bay	19,013,008	2,334,098	-0-
John E. Jones	21,272,666	74,440	-0-
Walter Scott Jr.	21,269,258	74,848	-0-
Proposal to approve the Valmont 2002 Stock Plan:
For	16,225,310
Against	2,453,543
Withheld	2,563,929
Abstain	104,324
Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2002:
For	20,927,026
Against	409,262
Withheld	-0-
Abstain	10,818

ITEM 5. OTHER INFORMATION

        On April 29, 2002, the Company's Board of Directors authorized a quarterly cash dividend on common stock of 7.5 cents per share, payable July 15, 2002, to stockholders of record June 28, 2002. The indicated annual dividend rate is 30 cents per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
10.1	Valmont 2002 Stock Plan
  (b)
  Reports on Form 8-K

            None filed during the quarter ended March 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 8th day of May, 2002.

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES