Form 10-Q
period 2002-06-29
VALMONT INDUSTRIES INC
filed 2002-08-07
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

23,756,170
Outstanding shares of common stock as of July 22, 2002

Index is located on page 2.

Total number of pages 17.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001	3
	Condensed Consolidated Balance Sheets as of June 29, 2002 and December 29, 2001	4
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
PART II.	OTHER INFORMATION
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$225,090	$232,889	$433,738	$437,156
Cost of sales	164,008	173,657	317,423	328,185

Gross profit	61,082	59,232	116,315	108,971
Selling, general and administrative expenses	41,500	40,485	80,813	77,468

Operating income	19,582	18,747	35,502	31,503

Other income (deductions):
Interest expense	(3,053)	(4,594)	(6,252)	(9,303)
Interest income	194	272	529	534
Miscellaneous	(259)	(423)	(565)	(833)

	(3,118)	(4,745)	(6,288)	(9,602)

Earnings before income taxes, minority interest, equity in earnings of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	16,464	14,002	29,214	21,901

Income tax expense (benefit):
Current	5,549	4,550	11,276	4,600
Deferred	446	650	(558)	3,520

	5,995	5,200	10,718	8,120

Earnings before minority interest, equity in earnings of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	10,469	8,802	18,496	13,781
Minority interest (after tax)	(438)	(257)	(418)	(206)
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	275	(77)	(503)	(316)
Cumulative effect of change in accounting principle (Note 3)	—	—	(500)	—

Net earnings	$10,306	$8,468	$17,075	$13,259

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.43	$0.34	$0.73	$0.55

Cumulative effect of change in accounting principle	—	—	(.02)	—

Earnings per share—Basic	$0.43	$0.34	$0.71	$0.55

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.42	$0.34	$0.72	$0.55

Cumulative effect of change in accounting principle	—	—	(.02)	—

Earnings per share—Diluted	$0.42	$0.34	$0.70	$0.55

Cash dividends per share	$0.075	$0.065	$0.14	$0.13

Weighted average number of shares of common stock outstanding (000 omitted)	24,076	24,572	24,054	24,033

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,655	24,780	24,505	24,310

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 29, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,920	$24,522
Receivables, net	139,690	134,632
Inventories, net	103,845	108,962
Prepaid expenses	5,973	4,763
Refundable and deferred income taxes	13,644	11,719

Total current assets	280,072	284,598

Property, plant and equipment, at cost	411,404	404,559
Less accumulated depreciation and amortization	208,468	194,979

Net property, plant and equipment	202,936	209,580

Goodwill	55,576	55,889
Other intangible assets	16,290	16,934
Other assets	21,304	21,896

Total assets	$576,178	$588,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$11,076	$11,062
Notes payable to banks	10,665	11,319
Accounts payable	50,262	57,027
Accrued expenses	62,822	58,042
Dividends payable	1,806	1,598

Total current liabilities	136,631	139,048

Deferred income taxes	15,523	15,065
Long-term debt, excluding current installments	167,053	186,946
Minority interest in consolidated subsidiaries	6,253	6,080
Other noncurrent liabilities	15,539	15,947
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	278,682	264,854
Accumulated other comprehensive loss	(10,501)	(11,957)
Treasury stock	(60,902)	(54,986)

Total shareholders' equity	235,179	225,811

Total liabilities and shareholders' equity	$576,178	$588,897

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001
Net cash flows from operations	$30,598	$34,100

Cash flows from investing activities:
Purchase of property, plant & equipment	(7,768)	(11,028)
Acquisitions, net of cash acquired	—	(33,448)
Other, net	356	(3,137)

Net cash flows from investing activities	(7,412)	(47,613)

Cash flows from financing activities:
Net borrowings under short-term agreements	(1,306)	(7,590)
Proceeds from long-term borrowings	413	30,000
Principal payments on long-term obligations	(20,445)	(21,026)
Dividends paid	(3,190)	(3,114)
Proceeds from exercises under stock plans	1,179	957
Purchase of common treasury shares:
Stock repurchase program	(6,791)	—
Stock plan exercises	(518)	(186)

Net cash flows from financing activities	(30,658)	(959)

Effect of exchange rate changes on cash and cash equivalents	(130)	(942)

Net decrease in cash and cash equivalents	(7,602)	(15,414)
Cash and cash equivalents—beginning of period	24,522	23,176

Cash and cash equivalents—end of period	$16,920	$7,762

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 29, 2002 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 29, 2002 and June 30, 2001 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 29, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 2001 Annual Report to Shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2001. The results of operations for the period ended June 29, 2002 are not necessarily indicative of the operating results for the full year.

2.    Acquisition

        On March 30, 2001, the Company's Wireless Communication segment acquired all of the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million cash was paid to retire PiRod long-term debt. The excess of purchase price over fair value of net assets acquired was $4.6 million and was recorded to goodwill. Intangible assets with finite lives are being amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen and twenty-six weeks ended June 30, 2001 assuming the transaction occurred at the beginning of the 2001 fiscal year are as follows:

	Thirteen weeks ended June 30, 2001	Twenty-six weeks ended June 30, 2001
Net sales	$232,889	$452,284
Net earnings	8,691	13,379
Earnings per share—diluted	0.35	0.54

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

        Based on the initial impairment test, the Company determined that the goodwill associated with a consulting business in the Irrigation segment was impaired. Accordingly, a charge of $0.5 million ($0.02 per diluted share) was recorded on the Condensed Consolidated Statement of Operations for the twenty-six weeks ended June 29, 2002. This impairment, in accordance with the provisions of SFAS 142, was classified as a cumulative effect of a change in accounting principle.

Amortized Intangible Assets

        The components of amortized intangible assets at June 29, 2002 are as follows:

	As of June 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,198	12 years
Proprietary Software & Database	1,650	412	5 years

	$13,150	$1,610

        Amortization expense for intangible assets during the second quarter of 2002 was $309 and was $644 for the twenty-six week period ended June 29, 2002. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2002	$1,288
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958

Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the twenty-six weeks ended June 29, 2002.

Goodwill

        The carrying amount of goodwill as of June 29, 2002 is as follows:

	Poles Segment	Wireless Comm. Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$6,513	$5,441	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	—	(500)	—	(500)
Foreign currency translation	187	—	—	—	—	187

Balance June 29, 2002	$6,700	$5,441	$42,192	$981	$262	$55,576

        The effect of the adoption of SFAS 142 on net earnings and earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Reported net earnings	$10,306	$8,468	$17,075	$13,259
Add back: Goodwill amortization	—	1,041	—	1,833

Adjusted net earnings	$10,306	$9,509	$17,075	$15,092
Add back: Cumulative effect of change in accounting principle	—	—	500	—

Adjusted net earnings before cumulative effect of change in accounting principle	$10,306	$9,509	$17,575	$15,092

Basic earnings per share:
Reported basic earnings per share	$0.43	$0.34	$0.71	$0.55
Add back: Goodwill amortization	—	0.04	—	0.07

Adjusted basic earnings per share	$0.43	$0.38	$0.71	$0.62
Add back: Cumulative effect of change in accounting principle	—	—	0.02	—

Adjusted basic earnings per share before cumulative effect of change in accounting principle	$0.43	$0.38	$0.73	$0.62

Diluted earnings per share:
Reported diluted earnings per share	$0.42	$0.34	$0.70	$0.55
Add back: Goodwill amortization	—	0.04	—	0.07

Adjusted diluted earnings per share	$0.42	$0.38	$0.70	$0.62
Add back: Cumulative effect of change in accounting principle	—	—	0.02	—

Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$0.42	$0.38	$0.72	$0.62

4.    Cash Flows

      The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 29, 2002	June 30, 2001
Interest	$6,185	$9,557
Income Taxes	16,546	4,174

5.    Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC EPS	DILUTIVE EFFECT OF STOCK OPTIONS	DILUTED EPS
Thirteen weeks ended June 29, 2002:
Net earnings	$10,306	—	$10,306
Shares outstanding	24,076	579	24,655
Per share amount	$0.43	.01	$0.42
Thirteen weeks ended June 30, 2001:
Net earnings	$8,468	—	$8,468
Shares outstanding	24,572	208	24,780
Per share amount	$0.34	—	$0.34
Twenty-six weeks ended June 29, 2002:
Net earnings	$17,075	—	$17,075
Shares outstanding	24,054	451	24,505
Per share amount	$0.71	.01	$0.70
Twenty-six weeks ended June 30, 2001:
Net earnings	$13,259	—	$13,259
Shares outstanding	24,033	277	24,310
Per share amount	$0.55	—	$0.55

6.    Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings	$10,306	$8,468	$17,075	$13,259
Currency translation adjustment	2,244	(3,018)	1,456	(4,648)

Total comprehensive income	$12,550	$5,450	$18,531	$8,611

7.    Business Segments

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Sales:
Poles segment:
Lighting & Traffic	$57,374	$54,149	$107,986	$102,245
Utility	39,367	33,979	77,637	65,664

Poles segment	96,741	88,128	185,623	167,909
Wireless Communication segment:
Structures	11,742	26,261	21,959	41,535
Components	6,787	12,027	13,626	18,161

Wireless Communication segment	18,529	38,288	35,585	59,696
Coatings segment	26,943	26,380	54,492	54,199
Irrigation segment	70,583	68,833	135,943	133,400
Tubing segment	15,867	12,863	29,745	26,893
Other	4,265	5,101	8,373	10,855

	$232,928	$239,593	$449,761	$452,952
Intersegment Sales:
Coatings	3,919	4,071	8,213	9,215
Irrigation	25	2	81	4
Tubing	2,885	2,003	5,729	4,729
Other	1,009	628	2,000	1,848

	7,838	6,704	16,023	15,796
Net Sales
Poles	$96,741	88,128	$185,623	$167,909
Wireless Communication	18,529	38,288	35,585	59,696
Coatings	23,024	22,309	46,279	44,984
Irrigation	70,558	68,831	135,862	133,396
Tubing	12,982	10,860	24,016	22,164
Other	3,256	4,473	6,373	9,007

Consolidated Net Sales	$225,090	$232,889	$433,738	$437,156

Operating Income
Poles	$8,852	$8,323	$16,226	$13,164
Wireless Communication	(713)	506	(3,074)	(47)
Coatings	2,528	1,597	4,772	4,098
Irrigation	7,929	6,552	15,219	10,123
Tubing	1,633	1,338	3,195	3,116
Other	(647)	431	(836)	1,049

Total Operating Income	$19,582	$18,747	$35,502	$31,503

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

        We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 29, 2002	June 30, 2001	% Incr (Decr)	June 29, 2002	June 30, 2001	% Incr (Decr)
Consolidated
Net sales	225,090	232,889	-3.3%	433,738	437,156	-.0.8%
Gross profit	61,082	59,232	3.1%	116,315	108,971	6.7%
as a percent of sales	27.1%	25.4%		26.8%	24.9%
SG&A expense	41,500	40,485	2.5%	80,813	77,468	4.3%
as a percent of sales	18.4%	17.4%		18.6%	17.7%
Operating income	19,582	18,747	4.5%	35,502	31,503	12.7%
as a percent of sales	8.7%	8.0%		8.2%	7.2%
Net interest expense	2,859	4,322	-33.8%	5,723	8,769	-34.7%
Effective tax rate	36.4%	37.1%		36.7%	37.1%
Net earnings	10,306	8,468	21.7%	17,075	13,259	28.8%
Earnings per share	0.42	0.34	23.5%	0.70	0.55	27.3%
Poles segment:
Net sales	96,741	88,128	9.8%	185,623	167,909	10.5%
Operating income	8,852	8,323	6.4%	16,226	13,164	23.3%
Wireless Communication segment
Net sales	18,529	38,288	-51.6%	35,585	59,696	-40.4%
Operating income (loss)	(713)	506	-241.2%	(3,074)	(47)	NM
Coatings segment
Net sales	23,024	22,309	3.2%	46,279	44,984	2.9%
Operating income	2,528	1,597	58.3%	4,772	4,098	16.4%
Irrigation segment
Net sales	70,558	68,831	2.5%	135,862	133,396	1.8%
Operating income	7,929	6,552	21.0%	15,219	10,123	50.3%
Tubing segment
Net sales	12,982	10,860	19.5%	24,016	22,164	8.4%
Operating income	1,633	1,338	22.0%	3,195	3,116	2.5%
Other
Net sales	3,256	4,473	-27.2%	6,373	9,007	-29.2%
Operating income (loss)	(647)	431	-250.1%	(836)	1,049	-179.7%

  Consolidated

        For thirteen weeks and twenty-six weeks ended June 29, 2002, net sales were down slightly from the same period in 2001. A sharp decrease in Wireless Communication sales was largely offset by sales increases in the other reportable segments. The twenty-six week period ended June 29, 2002 includes sales of PiRod, which was acquired at the end of the 2001 fiscal first quarter. If PiRod's 2002 first quarter sales are excluded from the consolidated total, year-to-date sales would have been down 2.5%.

        The improvement in gross profit as a percent of sales for both the quarter and year-to-date ended June 29, 2002 was driven by factory cost reductions and better factory utilization. In particular, the Irrigation and Coatings segments experienced improved gross margins this quarter. The Poles segment's gross margin for the quarter was down slightly from 2001. The Poles and Tubing segments faced steel price increases throughout 2002. These price increases to some extent were recovered in the form of sales price increases. Rising steel prices did not have a substantial adverse impact on operating income in 2002.

        Selling, general and administrative (SG&A) expenses in total were similar to 2001. The increase in year-to-date SG&A expenses in 2002 as compared with 2001 was due mainly to the inclusion of PiRod for the entire year of 2002. In 2001, SG&A expenses include PiRod starting in the second quarter. Due to the lower sales volumes in 2002, the SG&A as a percent of sales increased over 2001. SG&A expenses were positively affected in 2002 by reduced goodwill amortization, which resulted from the implementation of SFAS No. 142, "Goodwill and Intangible Assets", in the first quarter. The positive impact of the implementation of SFAS No. 142 on SG&A was $1.0 and $1.8 million for the thirteen and twenty-six weeks ended June 29, 2002, as compared with the same periods in 2001. Increased employee incentives due to improved operating performance essentially offset the effect of lower amortization expenses. The decreases in net interest expense in 2002 as compared with 2001 are predominantly due to the reduction in interest bearing debt. In addition, interest rate decreases on our variable rate debt also contributed to lower interest expenses. The impact of lower interest rates on net interest expense was approximately $0.3 and $1.0 million for the thirteen and twenty-six weeks ended June 29, 2002, respectively, as compared with the same periods in 2001

        The reduction in the effective tax rate in 2002 versus 2001 was due to the elimination of goodwill amortization for book purposes, offset somewhat by higher state, local and foreign taxes.

  Poles segment

        The net sales increases in the Poles segment in each of the first two quarters of 2002 were primarily due to increased sales demand in North America. Lighting and Traffic sales continued to benefit from strength in highway and road construction spending and increased sales through alliances with lighting fixture manufacturers. Utility pole sales also improved as compared with 2001, due to strong order flow earlier in the year. New utility pole quotation activity and orders slowed in the second quarter, as electrical utility companies have reduced their short-term capital spending plans due to financing considerations and uncertainty over the future of U.S. energy policy. Accordingly, the utility pole sales backlog at June 29, 2002 was $32 million, as compared with $55 million at June 30, 2001.

        The operating income improvements in the Poles segment in each of the first two quarters of 2002 were mainly due to the sales improvements in North America. North American gross margin percentages in the second quarter were slightly lower than 2001, due to steel price increases not covered by sales price increases and a less favorable sales mix.

        European lighting sales and profitability in the second quarter were comparable to 2001, despite startup expenses related to our new manufacturing facility in Morocco. On a year-to-date basis,

profitability was less than 2001 due to weak market conditions in the first quarter of 2002. Lighting and utility sales and profits in China also improved over 2001, due to improving local and export demand.

  Wireless Communication segment

        The decrease in second quarter sales compared with 2001 was due to the continued weakness in the marketplace for wireless communications structures and components. Wireless and build-to-suit companies have greatly restricted spending on their network build plans due in part to capital constraints. These customers also have inventories of structures not yet installed. Accordingly, new orders are greatly diminished as compared with 2001, especially in the United States. Latin American and Caribbean markets are more active than the U.S. and our sales efforts in those regions are generating improved sales. Operating income for the thirteen and twenty-six weeks ended June 26, 2002 decreased as compared with 2001 as a result of lower sales. Aggressive factory and SG&A spending reductions have reduced the impact of these lower sales volumes on operating income. For the second quarter, factory and SG&A spending in North America is lower than the second quarter of 2001 by 52% and 33%, respectively. We are continuing our integration of the PiRod and Valmont-Microflect organizations to gain further efficiencies while maintaining our capability to take advantage of opportunities when market demand improves. In China, we continue to generate profits, but slower wireless infrastructure spending resulted in lower sales and earnings in the second quarter as compared with 2001.

  Coatings Segment

        In the second quarter, most locations realized some improvement in sales, due to modest improvement in market conditions. The year-to-date sales increase was due to increased sales in one location to a large customer. The improvement in operating income in the second quarter as compared with 2001 was related to increased gross profit margin and lower SG&A expenses. Margins were enhanced by lower zinc and energy costs. Gross margins on a year-to-date basis are lower than 2001, due to lower production levels in the first quarter of 2002, as compared with 2001. The SG&A reduction was mainly due to the elimination of goodwill amortization, the effect of which was $0.6 million and $1.2 million for the thirteen and twenty-six weeks ended June 29, 2002.

  Irrigation segment

        The second quarter sales improvement resulted from higher sales in both North American and International markets. For the twenty-six weeks ended June 29, 2002, all of the sales increase related to North America, while International sales are slightly less than the same period in 2001. In North America, stronger crop prices in the Pacific Northwest and easing of energy price-related farm input costs contributed to improved sales. In the second quarter, drier growing conditions also supported improved sales in irrigation machines and related service parts. In International markets, stronger market conditions in Latin America, Australia and South Africa in the second quarter helped offset lower sales in Europe and the Middle East. In Brazil, second quarter sales improved as compared with the same period in 2001, despite a weaker Brazilian currency. The drought-related Brazilian energy crisis in 2001 that impacted farmers' ability to purchase and finance new irrigation equipment has lessened, resulting in stronger market demand this year.

        The improvement in operating income in the thirteen and twenty-six weeks ended June 29, 2002 as compared with the comparable periods in 2001 was predominantly due to stronger gross profit margins. In North America, the margin improvement was the result of better 2002 factory productivity and lower inventory levels in our manufacturing plants in Valley and McCook, Nebraska. With lower inventory levels in 2002, we were able to achieve higher factory production levels in addition to the sales volume increases. The impact of improved factory productivity on operating income was approximately $1.0 million and $2.0 million for the thirteen and twenty-six weeks ended June 29, 2002. In

International markets, margin improvements were due to improved market conditions in Australia, Latin America and Brazil.

  Tubing segment

        Second quarter sales improved through a combination of increases in market demand, the addition of new customers and price increases. The price increases were directly related to steel price increases we received from our suppliers. The sales increase and improved factory productivity resulted in increased operating income this quarter as compared with 2001. The improvement in sales and profitability in the second quarter essentially offset a weaker first quarter.

  Other

        Other businesses include industrial fasteners, machine tool accessories and wind energy development. Operating income decreased in 2002 partly due to wind energy product and business development activities. These expenses amounted to $0.7 million and $1.1 million for the thirteen and twenty-six weeks ended June 29, 2002. For the same periods in 2001, these expenses were $0.2 million and $0.4 million.

Liquidity and Capital Resources

        Net working capital was $143.4 at June 29, 2002, as compared with $145.6 million at December 29, 2001. The ratio of current assets to liabilities was 2.05:1, unchanged from December 29, 2001. Cash generated from operations was $15.9 million and $30.6 million for the thirteen and twenty-six weeks ended June 29, 2002, respectively, as compared with $39.0 million and $34.1 million for the comparable periods of 2001. Operating cash flows in the second quarter of 2001 were aided by substantial working capital reductions, especially inventory. Capital spending and depreciation and amortization expenses for the twenty-six week periods ended June 30, 2001 and June 29, 2002 were as follows (in millions of dollars):

	2002	2001
Capital Spending	$7.8	$11.0
Depreciation and Amortization	$16.7	$16.4

        In 2001, we also spent $33.4 million in cash as part of the PiRod acquisition.

        We have historically funded our growth through a combination of cash generated from operations and debt financing. We have a self-imposed objective to maintain long-term debt as a percent of invested capital below 40%. At June 29, 2002, our long-term debt to capital ratio was 38.5%, as compared with 42.8% at the end of 2001. We have reduced our total long-term debt by $21 million since December 29, 2001 by using our free cash flows to pay down long-term debt. Unless we engage in significant acquisition activity, we expect to maintain our long-term debt to total capital ratio under 40%.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. Available short-term credit facilities through bank lines of credit were $31.1 million at June 29, 2002. Of these credit lines, approximately $25 million was unused. The main components of our long-term debt are fixed rate unsecured promissory notes of $100 million and a revolving credit line. The revolving line of credit is for a maximum of $150 million, of which $58 million was outstanding at June 29, 2002. We are in compliance with all long-term debt covenants at June 29, 2002.

        In December 2001, our Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. This authorization replaced the authorization made in 1998. As of June 29, 2002, 450,000 shares have been repurchased under this authorization.

        We believe that operating cash flows, available credit facilities and the current capital structure will be adequate for 2002 planned capital expenditures, dividends and other financial commitments, as well as to take advantage of opportunities to expand our markets and businesses. There have been no material changes to our financial and contractual obligations or other commercial commitments disclosed in our Form 10-K for the fiscal year ended December 29, 2001.

Outlook for 2002

        For the 2002 fiscal year, we expect sales to be lower than 2001, mainly due to the continued weakness in the wireless communication industry. We expect to show modest positive earnings comparisons for the remainder of the year.

        In the Poles segment, we expect to continue to see higher sales in our lighting and traffic products, offset by a slowdown in the utility market. We do not expect any immediate improvement in the wireless communication market. The Coatings and Tubing businesses should benefit from an eventual economic recovery in the U.S. In the Irrigation segment, continued strength in international markets and continued hot, dry weather in North America should be favorable for the fall sales season. Given the current uncertain economic conditions and rising steel prices, we will continue to focus on improving our operating performance by controlling SG&A spending, lowering our cost structure and efficient production planning.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the company's market risk during the second quarter ended June 29, 2002. For additional information, refer to the section "Risk Management" on page 46 of the Company's Annual Report to Shareholders, for the fiscal year ended December 29, 2001.

PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

        The Company's common stock, currently listed and trading on the Nasdaq National Market under the symbol "VALM", has been approved for listing on the New York Stock Exchange (NYSE). The Company anticipated its shares will begin trading on the NYSE under the symbol "VMI" on August 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.
4.1	Amendment dated July 29, 2002 to Rights Agreement dated December 19, 1995
99.1	Certification of Chief Executive Officer and Chief Financial Officer
  (b)
  Reports on Form 8-K

            None filed during the quarter ended June 29, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 5th day of August, 2002.

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES