Form 10-Q
period 2002-09-28
VALMONT INDUSTRIES INC
filed 2002-11-12
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

23,875,083
Outstanding shares of common stock as of October 25, 2002

Index is located on page 2.

Total number of pages 18.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001	3
	Condensed Consolidated Balance Sheets as of September 28, 2002 and December 29, 2001	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
PART II.	OTHER INFORMATION
Item 4.	Controls and Procedures	16
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Net sales	$205,504	$209,287	$639,242	$646,443
Cost of sales	150,701	156,153	468,124	484,338

Gross profit	54,803	53,134	171,118	162,105
Selling, general and administrative expenses	38,755	37,644	119,568	115,112

Operating income	16,048	15,490	51,550	46,993

Other income (deductions):
Interest expense	(2,980)	(4,201)	(9,231)	(13,504)
Interest income	250	271	779	805
Miscellaneous	93	(589)	(472)	(1,422)

	(2,637)	(4,519)	(8,924)	(14,121)

Earnings before income taxes, minority interest, equity in earnings of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	13,411	10,971	42,626	32,872

Income tax expense (benefit):
Current	7,049	4,100	18,325	8,700
Deferred	(2,277)	(240)	(2,835)	3,280

	4,772	3,860	15,490	11,980

Earnings before minority interest, equity in earnings of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	8,639	7,111	27,136	20,892
Minority interest (after tax)	(207)	(94)	(625)	(300)
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	(382)	(66)	(886)	(382)
Cumulative effect of change in accounting principle (Note 3)	—	—	(500)	—

Net earnings	$8,050	$6,951	$25,125	$20,210

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.33	$0.28	$1.06	$0.83
Cumulative effect of change in accounting principle	—	—	(.02)	—

Earnings per share—Basic	$0.33	$0.28	$1.04	$0.83

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.32	$0.28	$1.04	$0.83
Cumulative effect of change in accounting principle	—	—	(.02)	—

Earnings per share—Diluted	$0.32	$0.28	$1.02	$0.83

Cash dividends per share	$0.075	$0.065	$0.215	$0.195

Weighted average number of shares of common stock outstanding (000 omitted)	24,060	24,575	24,056	24,214

Weighted average number of shares of common stock outstanding plus dilutive potential common shares(000 omitted)	24,865	24,838	24,621	24,485

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$18,446	$24,522
Receivables, net	141,509	134,632
Inventories, net	109,788	108,962
Prepaid expenses	6,293	4,763
Refundable and deferred income taxes	13,404	11,719

Total current assets	289,440	284,598

Property, plant and equipment, at cost	412,983	404,559
Less accumulated depreciation and amortization	215,025	194,979

Net property, plant and equipment	197,958	209,580

Goodwill	55,561	55,889
Other intangible assets	15,968	16,934
Other assets	19,942	21,896

Total assets	$578,869	$588,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$10,948	$11,062
Notes payable to banks	16,417	11,319
Accounts payable	57,356	57,027
Accrued expenses	64,045	58,042
Dividends payable	1,790	1,598

Total current liabilities	150,556	139,048

Deferred income taxes	13,915	15,065
Long-term debt, excluding current installments	162,812	186,946
Minority interest in consolidated subsidiaries	4,660	6,080
Other noncurrent liabilities	14,834	15,947
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	280,744	264,854
Accumulated other comprehensive loss	(12,957)	(11,957)
Treasury stock	(63,595)	(54,986)

Total shareholders' equity	232,092	225,811

Total liabilities and shareholders' equity	$578,869	$588,897

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001
Net cash flows from operations	$41,778	$60,570

Cash flows from investing activities:
Purchase of property, plant & equipment	(10,504)	(15,637)
Purchase of minority interest	(855)	—
Acquisitions, net of cash acquired	—	(33,448)
Other, net	2,415	(2,975)

Net cash flows from investing activities	(8,944)	(52,060)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	4,502	(14,788)
Proceeds from long-term borrowings	1,226	30,369
Principal payments on long-term obligations	(25,603)	(36,958)
Dividends paid	(4,961)	(4,711)
Proceeds from exercises under stock plans	7,127	980
Purchase of common treasury shares:
Stock repurchase program	(13,932)	—
Stock plan exercises	(6,257)	(186)

Net cash flows from financing activities	(37,898)	(25,294)

Effect of exchange rate changes on cash and cash equivalents	(1,012)	(1,326)

Net decrease in cash and cash equivalents	(6,076)	(18,110)
Cash and cash equivalents—beginning of period	24,522	23,176

Cash and cash equivalents—end of period	$18,446	$5,066

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 28, 2002 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 28, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 2001 Annual Report to Shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2001, except for the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. The results of operations for the period ended September 28, 2002 are not necessarily indicative of the operating results for the full year.

2.    Acquisition

        On March 30, 2001, the Company's Wireless Communication segment acquired all of the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles for the wireless communication industry located in Plymouth, Indiana. As part of the transaction, which was accounted for under the purchase method of accounting, 1.2 million shares of Company common stock were issued and $33.4 million cash was paid to retire PiRod long-term debt. The excess of purchase price over fair value of net assets acquired was $4.6 million and was recorded to goodwill. Intangible assets with finite lives are being amortized over their estimated useful lives. The Company's summary proforma results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 assuming the transaction occurred at the beginning of the 2001 fiscal year are as follows:

	Thirteen weeks ended September 29, 2001	Thirty-nine weeks ended September 29, 2001
Net sales	$209,287	$661,571
Net earnings	7,113	20,492
Earnings per share—diluted	0.29	0.82

3.    Goodwill and Intangible Assets

        Effective December 30, 2001 the Company adopted SFAS 142. This standard establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment by comparing the fair value to its carrying value.

Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. Based on the initial impairment test, the Company determined that the goodwill associated with a consulting business in the Irrigation segment was impaired. Accordingly, a charge of $0.5 million ($0.02 per diluted share) was recorded on the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 28, 2002. This impairment, in accordance with the provisions of SFAS 142, was classified as a cumulative effect of a change in accounting principle.

        The Company's annual impairment testing on its reporting units was performed during the third quarter of 2002. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet at September 28, 2002 were not impaired.

Amortized Intangible Assets

        The components of amortized intangible assets at September 28, 2002 are as follows:

	As of September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,437	12 years
Proprietary Software & Database	1,650	495	5 years

	$13,150	$1,932

        Amortization expense for intangible assets during the third quarter of 2002 was $322 and was $966 for the thirty-nine week period ended September 28, 2002. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2002	$1,288
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958

Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirty-nine weeks ended September 28, 2002.

Goodwill

        The carrrying amount of goodwill as of September 28, 2002 is as follows:

	Poles Segment	Wireless Comm. Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$6,513	$5,441	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	—	(500)	—	(500)
Foreign Currency Translation	172	—	—	—	—	172

Balance September 28, 2002	$6,685	$5,441	$42,192	$981	$262	$55,561

        The effect of the adoption of SFAS 142 on net earnings and earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Reported net earnings	$8,050	$6,951	$25,125	$20,210
Add back: Goodwill amortization	—	995	—	2,828

Adjusted net earnings	$8,050	$7,946	$25,125	$23,038
Add back: Cumulative effect of change in accounting principle	—	—	500	—

Adjusted net earnings before cumulative effect of change in accounting principle	$8,050	$7,946	$25,625	$23,038

Basic earnings per share:
Reported basic earnings per share	$0.33	$0.28	$1.04	$0.83
Add back: Goodwill amortization	—	0.04	—	0.11

Adjusted basic earnings per share	$0.33	$0.32	$1.04	$0.94
Add back: Cumulative effect of change in accounting principle	—	—	0.02	—

Adjusted basic earnings per share before cumulative effect of change in accounting principle	$0.33	$0.32	$1.06	$0.94

Diluted earnings per share:
Reported diluted earnings per share	$0.32	$0.28	$1.02	$0.83
Add back: Goodwill amortization	—	0.04	—	0.11

Adjusted diluted earnings per share	$0.32	$0.32	$1.02	$0.94
Add back: Cumulative effect of change in accounting principle	—	—	0.02	—

Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$0.32	$0.32	$1.04	$0.94

4.    Cash Flows

      The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	September 28, 2002	September 29, 2001
Interest	$8,962	$14,633
Income Taxes	20,878	5,353

5.    Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC EPS	DILUTIVE EFFECT OF STOCK OPTIONS	DILUTED EPS
Thirteen weeks ended September 28, 2002:
Net earnings	$8,050	—	$8,050
Shares outstanding	24,060	805	24,865
Per share amount	$0.33	.01	$0.32
Thirteen weeks ended September 29, 2001:
Net earnings	$6,951	—	$6,951
Shares outstanding	24,575	263	24,838
Per share amount	$0.28	—	$0.28
Thirty-nine weeks ended September 28, 2002:
Net earnings	$25,125	—	$25,125
Shares outstanding	24,056	565	24,621
Per share amount	$1.04	.02	$1.02
Thirty-nine weeks ended September 29, 2001:
Net earnings	$20,210	—	$20,210
Shares outstanding	24,214	271	24,485
Per share amount	$0.83	—	$0.83

6.    Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Net earnings	$8,050	$6,951	$25,125	$20,210
Currency translation adjustment	(2,456)	(287)	(1,000)	(4,935)

Total comprehensive income	$5,594	$6,664	$24,125	$15,275

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Sales:
Poles segment:
Lighting & Traffic	$63,731	$58,884	$171,717	$161,130
Utility	26,609	31,940	104,246	97,604

Poles segment	90,340	90,824	275,963	258,734
Wireless Communication segment:
Structures	13,442	19,518	32,550	61,012
Components	8,227	11,733	24,704	29,936

Wireless Communication segment	21,669	31,251	57,254	90,948
Coatings segment	28,014	30,263	82,506	84,462
Irrigation segment	54,553	46,185	190,496	179,585
Tubing segment	13,596	12,971	43,342	39,865
Other	4,222	4,551	12,596	15,404

	$212,394	$216,045	$662,157	$668,998
Intersegment Sales:
Coatings	3,348	3,901	11,561	13,116
Irrigation	71	3	153	7
Tubing	2,233	2,164	7,962	6,893
Other	1,238	690	3,239	2,539

	6,890	6,758	22,915	22,555
Net Sales
Poles	$90,340	$90,824	$275,963	$258,734
Wireless Communication	21,669	31,251	57,254	90,948
Coatings	24,666	26,362	70,945	71,346
Irrigation	54,482	46,182	190,343	179,578
Tubing	11,363	10,807	35,380	32,972
Other	2,984	3,861	9,357	12,865

Consolidated Net Sales	$205,504	$209,287	$639,242	$646,443

Operating Income
Poles	$9,806	$9,773	$26,033	$22,937
Wireless Communication	(296)	147	(3,370)	99
Coatings	2,587	2,469	7,360	6,568
Irrigation	2,911	1,215	18,130	11,338
Tubing	1,522	1,492	4,717	4,608
Other	(482)	394	(1,320)	1,443

Total Operating Income	$16,048	$15,490	$51,550	$46,993

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

        We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	% Incr (Decr)	Sept. 28, 2002	Sept. 29, 2001	% Incr (Decr)
Consolidated
Net sales	205,504	209,287	-1.8%	639,242	646,443	-1.1%
Gross profit	54,803	53,134	3.1%	171,118	162,105	5.6%
as a percent of sales	26.7%	25.4%		26.8%	25.1%
SG&A expense	38,755	37,644	3.0%	119,568	115,112	3.9%
as a percent of sales	18.9%	18.0%		18.7%	17.8%
Operating income	16,048	15,490	3.6%	51,550	46,993	9.7%
as a percent of sales	7.8%	7.4%		8.1%	7.3%
Net interest expense	2,730	3,930	-30.5%	8,452	12,699	-33.4%
Effective tax rate	35.6%	35.2%		36.3%	36.4%
Net earnings	8,050	6,951	15.8%	25,125	20,210	24.3%
Diluted earnings per share	0.32	0.28	14.3%	1.02	0.83	22.9%
Poles segment:
Net sales	90,340	90,824	-0.5%	275,963	258,734	6.7%
Operating income	9,806	9,773	0.3%	26,033	22,937	13.5%
Wireless Communication segment
Net sales	21,669	31,251	-30.7%	57,254	90,948	-37.0%
Operating income (loss)	(296)	147	-301.4%	(3,370)	99	NM
Coatings segment
Net sales	24,666	26,362	-6.4%	70,945	71,346	-0.6%
Operating income	2,587	2,469	4.8%	7,360	6,568	12.1%
Irrigation segment
Net sales	54,482	46,182	18.0%	190,343	179,578	6.0%
Operating income	2,911	1,215	139.6%	18,130	11,338	59.9%
Tubing segment
Net sales	11,363	10,807	5.1%	35,380	32,972	7.3%
Operating income	1,522	1,492	2.0%	4,717	4,608	2.4%
Other
Net sales	2,984	3,861	-22.7%	9,357	12,865	-27.3%
Operating income (loss)	(482)	394	-222.6%	(1,320)	1,443	-191.4%

  Consolidated

        The net sales decrease for the thirteen week period ended September 28, 2002 as compared with the same period in 2001 was due primarily to decreased sales in the Wireless Communication segment, partially offset by stronger sales in the Irrigation segment. The year-to-date sales decrease was due to the sales decrease in the Wireless Communication segment, offset by higher sales in the Irrigation, Poles and Tubing segments. The thirty-nine week period ended September 28, 2002 includes the sales of PiRod for the entire period. Year-to-date 2001 sales includes PiRod sales after the date it was acquired, which was March 30, 2001. If PiRod's sales for the first quarter of 2002 are excluded from the consolidated results, the 2002 year-to-date sales decrease would have been 2.3%.

        The improvement in gross profit as a percent of sales for the thirteen and thirty-nine weeks ended September 28, 2002 was due to improved margins in the Irrigation, Poles and Tubing segments. These improvements were driven by better factory operations and improved market conditions in the Irrigation segment. In the third quarter, our purchase cost of steel stabilized somewhat as compared with the increases throughout the first half of 2002. Through advance purchase contracts and sales price increases, operating profit has not been materially affected by rising steel prices in 2002.

        Selling, general and administrative (SG&A) expenses as a percent of sales were higher than 2001, as expenses were higher by $1.1 and $4.5 million for the thirteen and thirty-nine weeks ended September 28, 2002 as compared with the same periods of 2001. We adopted SFAS No. 142 and, as of the beginning of 2002, we stopped amortizing goodwill and other indefinite-lived intangible assets. The implementation of SFAS No. 142 resulted in the reduction of 2002 SG&A expenses by $1.0 and $2.8 million as compared with 2001 for the thirteen and thirty-nine weeks, respectively, ended September 28, 2002. We have reduced our SG&A expenses in the Wireless Communication segment this year, in response to weak market conditions. These decreases were offset by increased employee incentive accruals due to improved net earnings and expenditures for business development activities, such as wind energy and sales and marketing programs.

        Net interest expense decreased due to lower 2002 borrowing levels as compared with 2001, as well as lower interest rates paid on our variable rate debt. The impact of lower rates on our net interest expense was approximately $0.4 and $1.4 million for the thirteen and thirty-nine weeks ended September 28, 2002, respectively, as compared with the same periods in 2001.

        Our effective tax rates were comparable to 2001, as the positive impact from the non-amortization of intangibles was offset by higher state, local and foreign taxes.

  Poles segment

        In North America, sales were down 2.4% for the thirteen weeks ended September 28, 2002, as compared with the same period of 2001. The sales decrease resulted solely from a decline in sales of Utility products. Shipments of utility transmission, substation and distribution structures were lower than last year's record sales due to delays by utilities and independent power producers in programs to add generation and transmission capacity. These delays are due to disruption in the energy industry, tighter capital markets and delays in passage of U.S. energy policy legislation. We believe that the long-term market drivers of growing energy demands, a growing population and deregulation of the electric utility industry are still in place. These drivers all point to a need to increase generation and distribution capacity and interconnect grid systems, which will require more structures. Our utility alliance customers are continuing to upgrade their existing infrastructure and we expect these relationships will help support sales levels in the future. The North American lighting sales in 2002 were higher than 2001 on a quarterly and year-to-date basis. The lighting and traffic business continues to benefit from government-supported road and highway development and improvement programs. Gross margins in North America were slightly higher than last year, as improvements in factory performance offset higher steel costs that were not recovered through sales price increases.

        In Europe, sales and profits in the third quarter of 2002 were improved over 2001, due to improving market conditions and expansion of sales distribution channels into more countries. In China, third quarter sales are slightly lower than 2001, while year-to-date sales are similar to 2001.

  Wireless Communication segment

        The Wireless Communication segment sales were lower than 2001, both on a quarterly and year-to-date basis. North American market conditions are very weak, due to the capital constraints of our larger customers: wireless carriers and build-to-suit companies. Furthermore, inventories of uninstalled structures owned by our customers have further restricted demand for new structures. Components sales have been stronger relative to structures, as customers are adding antennas to existing structures to improve coverage. Gross margins are slightly below last year, due to considerable pricing pressures in structures and overall lower factory utilization resulting from lower sales. Factory spending in the third quarter 2002 was 46% lower than 2001, which helped minimize the impacts of lower sales and production levels. Margins were supported by a stronger sales mix in components, which generally carry higher margins than structures. SG&A spending was $1.9 million less than the third quarter of 2001. Our cost reduction efforts in factory and administrative spending substantially reduced the impact of low volumes and structure pricing pressures on operating income.

        This segment has been working to add new products to help grow sales. For example, this segment has designed and sold with the Poles segment sales organization a new sign structure that is easier to install. This segment is also working in partnership with the Poles segment to design and manufacture other sign structures, to expand our product offering in that market.

  Coatings segment

        Coatings sales for the quarter ended September 28, 2002, were generally weaker in most locations, due to a sluggish U.S. economy. While 2002 year-to-date sales were slightly lower than 2001, we had increased sales of assembled purchased parts to a customer at one location this year. Accordingly, year-to-date sales of coatings services are down approximately $3 million as compared with 2001. In addition, services provided to our other segments were lower than 2001, especially the Wireless Communication segment. Due to these lower sales volumes, margins were lower than 2001. The negative impact of lower sales on gross profit was approximately $0.9 million and $2.7 million for the thirteen and thirty-nine weeks, respectively, ended September 2002 as compared with the same period in 2001. This unfavorable impact was largely offset by lower zinc and natural gas prices. The improvement in operating income for both the quarter and year-to-date was attributable to lower amortization expenses of $0.6 million and $1.8 million for the thirteen and thirty-nine week periods, respectively, ended September 28, 2002, as compared with the same period of 2001.

  Irrigation segment

        For the third quarter and year-to-date ended September 28, 2002, the improved sales and earnings were attributable to sales gains in both domestic and international markets. In North America, improved commodity prices and generally dry growing conditions resulted in increased demand for irrigation machines and related service parts. In the international marketplace, third quarter sales were stronger in most markets, especially Brazil, South Africa and Eastern Europe. Brazilian market conditions were poor in 2001, as an energy crisis resulted in reduced demand for mechanized irrigation. The energy situation in Brazil is much improved this year, resulting in higher sales and earnings.

        In addition to higher sales, the improvement in third quarter profitability was mainly due to improved pricing, especially in international markets. Our global presence and local manufacturing strategy has enabled us to be competitive and profitable, despite the effects of currency rates and other economic factors. For the thirty-nine weeks ended September 28, 2002, the improvement in operating income was attributable to higher sales, favorable pricing, a stronger sales mix and better factory utilization, offset to some extent by increased employee incentives and sales and marketing expenses. The impact of improved factory performance on the year-to-date profit improvement in North America was approximately $1.5 million.

  Tubing segment

        The increase in Tubing segment sales for the quarter and year-to-date periods ended September 28, 2002, was the result of sales price increases that partially offset the rising cost of steel. Due to a sluggish U.S. economy, quantity sales are down from last year, for both the current quarter and year-to-date. However, profitability has improved slightly from last year, due to a more favorable sales mix and improved factory operating performance.

  Other

        Other businesses include industrial fasteners, machine tool accessories and wind energy development. The reduction of operating income for the quarter and year-to-date periods ended September 28, 2002 as compared with the same period in 2001 is the result of increased wind energy development spending. These expenses totaled $0.6 and $1.6 million for the thirteen and thirty-nine weeks ended September 28, 2002. For the same periods in 2001, these expenses were $0.2 million and $0.6 million, respectively.

Liquidity and Capital Resources

        Net working capital was $138.9 million, as compared with $145.6 million at December 29, 2001. The ratio of current assets to current liabilities was 1.92:1 at September 28, 2002, as compared with 2.05:1 at December 29, 2001. Operating cash flows were $41.8 million for the thirty-nine week period ended September 28, 2002, as compared with $60.6 million for the same period in 2001. Operating cash flows in 2001 were positively impacted by inventory reductions, as our inventory levels were at relatively high levels at the end of 2000. Capital expenditures and depreciation and amortization expenses for the thirteen and thirty-nine week periods ended September 28, 2002 and September 29, 2001 were as follows (in millions of dollars):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001
Capital expenditures	$2.7	$4.6	$10.5	$15.6
Depreciation and amortization	8.4	9.9	25.1	26.3

        In addition to these capital investments, we spent $33.4 million in cash as part of the PiRod acquisition in 2001. Also, in the third quarter of 2002, we paid $0.9 million to acquire the remaining ownership of our pole manufacturing operation in Shanghai, China.

        We have historically funded our growth through a combination of cash generated from operations and debt financing. We have an internal objective to maintain long-term debt at or below 40% of invested capital. At September 28, 2002, our long-term debt to invested capital ratio is 38.1%. Unless we engage in significant acquisition activity, we expect to maintain this ratio at under 40%.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. We currently maintain $31 million in short term bank credit lines, of which $18 million were unused at September 28, 2002. Our long-term debt consists primarily of fixed rate unsecured promissory notes of $95 million with a weighted average interest rate of 7.76% and a variable rate revolving credit line. The revolving credit line is for a maximum of $150 million, of which $58 million was outstanding at

September 28, 2002. The interest rate on the revolving credit line was approximately 2.70% at September 28, 2002. We are compliance with all long-term debt covenants at September 28, 2002.

        In December 2001, our Board of Directors authorized a repurchase of up to 1.5 million shares of our common stock. As of September 28, 2002, 806,400 shares have been repurchased under this authorization for a total of $13.9 million.

        We believe that operating cash flows and our available credit facilities will be adequate for 2002 planned capital spending plans, dividends and other financial obligations. We also believe we will have adequate financial resources to take advantage of opportunities to grow our businesses and markets. There have been no material changes to our financial and contractual obligations or other commercial commitments disclosed in our Form 10-K for the fiscal year ended December 29, 2001.

Outlook for Remainder of 2002

        In the Poles segment, we expect no substantial change to current market conditions. We expect the North American lighting business to remain strong and utility sales to be lower than the fourth quarter of 2001. We anticipate no short-term change in the Wireless Communication markets. We will continue to focus on improving our cost structure and product offering while looking for new products for this or other markets that Valmont serves. We expect no substantial changes in the Coatings or Tubing segments, as we do not see the short-term U.S. economy strengthening significantly. The market drivers in our irrigation business are favorable and should lead to a better fourth quarter performance for the segment. Strength in international markets, dry conditions this past summer, improved commodity prices and stronger farmer balance sheets should support sales. At this time, visibility into next year is clouded by current economic and political uncertainties. Our focus will remain on improving our operating performance and managing for returns: strengthening our balance sheet, controlling SG&A expense, lowering our cost structure, and efficient production planning.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the company's market risk during the third quarter ended September 28, 2002. For additional information, refer to the section "Risk Management" on page 46 of the Company's Annual Report to Stockholders, for the fiscal year ended December 29, 2001.

PART II. OTHER INFORMATION

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

ITEM 5.    OTHER INFORMATION

        The Company's common stock, previously listed and trading on the Nasdaq National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange (NYSE). The Company's shares began trading on the NYSE under the symbol "VMI" on August 30, 2002.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.
99.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
  (b)
  Reports on Form 8-K

            None filed during the quarter ended September 28, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 11th day of November, 2002.

CERTIFICATIONS

I, Mogens C. Bay, certify that:

        I have reviewed this quarterly report on Form 10-Q of Valmont Industries, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ MOGENS C. BAY Mogens C. Bay Chairman and Chief Executive Officer

I, Terry J. McClain, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Valmont Industries, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES