Form 10-K
period 2002-12-28
VALMONT INDUSTRIES INC
filed 2003-03-28
CIK 102729

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-3701

Valmont Industries, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-0351813 (I.R.S. Employer Identification No.)
One Valmont Plaza, Omaha, Nebraska (Address of Principal Executive Offices)	68154-5215 (Zip Code)
(402) 963-1000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        At March 3, 2003 there were outstanding 23,885,273 common shares of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company on March 3, 2003 was $282,063,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 28, 2003 (the "Proxy Statement") are incorporated by reference in Part III.

Index to Exhibits, Page 57

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 28, 2002

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

        Valmont has grown internally and by acquisition and has also divested certain businesses. Valmont's business expansions during the past five years include:

1998	•	Acquisition of Coatings segment facilities in Tualatin, Oregon, Lindon, Utah, Long Beach, California and Tulsa, Oklahoma
	•	Expansion of the Poles segment facility in Siedlce, Poland
	•	Acquisition of Cascade Earth Sciences, Ltd., a firm providing consulting services for environmental and wastewater management projects headquartered in Albany, Oregon
1999	•	Acquisition of two retail irrigation outlets in California and Colorado
	•	Investment in an irrigation manufacturing facility in McCook, Nebraska
	•	Formation of a 60% owned irrigation manufacturing and distribution joint venture in the Republic of South Africa
2000	•	Acquisitions of four coatings facilities in Minneapolis, Minnesota, Chicago, Illinois, Los Angeles, California, and Sioux City, Iowa
	•	Acquisition of an aluminum pole manufacturing plant in Farmington, Minnesota
	•	Acquisition of a Tubing business in Waverly, Nebraska
	•	Formation of a 49% owned Poles segment manufacturing facility in Monterrey, Mexico
	•	Acquisitions of minority interests in irrigation dealers and distributors in Kansas and Argentina
	•	Investment in poles manufacturing facility in Jasper, Tennessee
	•	Investment in aluminum extrusion equipment for making aluminum poles in Elkhart, Indiana
2001	•	Acquisition of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles located in Plymouth, Indiana.

        Divestitures during the past five years include the 1999 sale of stock of an investment in an irrigation technology development business, and the 2000 divestitures of a rolled cylinder business in Tulsa, Oklahoma and a composite pole plant in Gunnison, Utah.

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

          Coatings:    This segment consists of coatings services for industrial customers;

          Irrigation:    This segment consists of the manufacture of irrigation equipment and related parts and services to agricultural customers;

          Tubing:    This segment consists of the manufacture of tubular products for industrial customers.

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 17 of the Company's financial statements on pages 47-48.

(c)  Narrative Description of Business

        Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of the Company's five reporting segments is set forth below.

Poles Segment:

        The Poles segment manufactures and markets engineered metal structures in two broad product lines:

  Lighting and Traffic:

        Products Produced—This product line includes steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is partly driven by consumers' desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are expanding our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, signage) to determine the design of the pole.

        Markets—The key markets for our lighting and traffic products are transportation and commercial lighting. The transportation markets include street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal Highway Bill (also known as TEA-21). This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current federal highway bill expires in September 2003 and, while legislation must be passed and approved at that time to continue funding, we believe that such government funding will continue. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls, sign structures, intelligent message systems and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

        The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro economic factors such as general economic growth rates, interest rates and the commercial construction economy.

        Competition—In the Lighting and Traffic product line there are numerous competitors in the U.S., most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery or unique product features. For example, some competitors offer decorative products, which not all competitors are capable of manufacturing. Some of these competitors offer products that we currently do not manufacture, such as concrete or fiberglass poles. These competitive factors also apply to European markets. There are many competitors in the European market, as most countries have several manufacturers of lighting and traffic poles, many of which compete primarily on the basis of price. In the Chinese market, there are a large number of local competitors, many of which are small companies who use pricing as their main strategy, especially for standard lighting poles. In China, we are most competitive in markets where product and service quality are highly valued or in products that require more engineering content than what local competitors can provide.

        Our competitive strategy is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product.

        Distribution Methods—Transportation market sales are generally through independent, commissioned sales agents. These agents represent Valmont as well as lighting fixture companies and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures and other equipment to the end user as a complete package. Commercial lighting sales are normally effected through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents. Sales to the commercial lighting market are primarily to lighting fixture manufacturers, who package the pole and fixture for their customer.

  Utility:

        Products Produced—The Utility product line includes pole structures for the transmission and distribution of electrical power. Our products help move electrical power from where it is produced to where it is used. We manufacture steel tapered poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

        Markets—Our sales in this product line are mostly in the United States, but we see China as a growing market. In the U.S., the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. All of these factors are expected to increase demand for electrical utility structures to transport electricity from source to user. Sales may take place on bid project basis or through strategic alliance relationships with certain customers.

        Competition—In the Utility product line, there are also a number of competitors. Companies compete on the basis of price, quality, service and engineering expertise. Utility sales are often through a competitive bid process, whereby the lowest bidder will be awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in a bid process. Also, when the Wireless Communication pole market is weak (as it was in 2002), we see these manufacturers also competing in the Utility product line.

        Our competitive strategy is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product.

        Distribution Methods—Products are normally sold through commissioned sales agents or sold directly to electrical utilities and independent power producers.

Wireless Communication Segment:

        Products Produced—In our Wireless Communication segment, we manufacture and sell a broad range of structures (poles and towers) and components serving the wireless communication industry. A typical wireless communication cell site will mainly consist of:

  •
  Pole or tower, which is a steel structure, usually 90-200 feet high;

  •
  Shelter, which is an enclosure where the radio equipment is located;

  •
  Antennas, which are devices that receive and transmit data and voice information to and from wireless communications devices; and

  •
  Components, which are items that are used to mount antennas to the structure and connect cabling and other parts from the antennas to the shelter.

        For a given cell site, we provide poles, towers and components. We offer a wide range of structures to our customers, including:

  •
  Solid rod and tubular freestanding towers;

  •
  Guyed towers; and

  •
  Tapered poles

        Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind conditions. Due to the size of these structures, design is important to ensure it meets performance and safety specifications. We do not provide any installation services on structures we sell, except in certain non-U.S. locations, where installations are subcontracted with a third party.

        Markets—The main market for our products has been the wireless telephone industry, although we also sell products to state governments for two-way radio communication. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. According to the Cellular Telecommunications and Internet Association (CTIA), cell phone subscribers in the U.S grew from 6.4 million in 1991 to over 130 million in 2002, an annual compounded growth rate of 32%. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should result. While demand for structures and components during 2002 was substantially lower than the late 1990's and 2000, we believe long-term growth will be driven by:

  •
  Subscriber growth (although at a lower rate of growth than the past);

  •
  Increased usage (more cell calls, plus growth in data communications rather than just voice communications);

  •
  New technologies, such as 3G (the third generation of wireless technology); and

  •
  Demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

        There are two broad customer groups for our products:

  •
  Wireless carriers, which are companies that provide wireless services to subscribers. Carriers may work through project management groups to organize cell site development; and

  •
  Build-to-suit (BTS) companies, which are organizations that own cell sites and attach antennas from multiple carriers on the pole or tower structure. The BTS company then generates rental revenue from the wireless carriers who use that cell site.

        Infrastructure costs can be substantial for these customers, so access to capital is important to their ability to fund future infrastructure needs. Many of these companies have experienced a reduced access to capital in recent years, due to the downturn in equity prices for telecommunication stocks. Accordingly, their infrastructure spending has been curtailed. We believe that infrastructure spending will eventually increase, in order to improve and maintain service levels demanded by users.

        Competition—There are a number of competitors in the U.S. market, although some have exited the business in recent years due to difficult market conditions. Since market conditions have been weak and ample manufacturing capacity has been available, pricing has become extremely competitive in recent years and we believe it is the main strategy for most of our competitors. We compete on the basis of product quality, service quality and design capability, although we must also remain price competitive to gain orders.

        Distribution Methods—Sales and distribution activities are normally handled through a direct sales force.

Coatings Segment:

        Services Rendered—In our Coatings segment, we add finishes to metals that inhibit corrosion, extend service lives and enhance physical attractiveness of a wide range of materials and products. Among the services provided include:

  •
  Hot-dipped Galvanizing

  •
  Anodizing

  •
  Powder Coating

  •
  E-Coating

        In our Coatings segment, we take unfinished products from our customers and return them with a galvanized, anodized or painted finish. Galvanizing is a process that protects steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed into a variety of colors. We also paint products using powder coating and e-coating technology (where paint is applied through an electrical charge) for a number of industries and markets.

        Markets—Markets for our products are varied and we are not substantially dependent on any one industry for a large share of sales. Demand for coatings services generally follows the industrial U.S. economy, as all of our operations are in the U.S. Galvanizing is used in a wide variety of industrial applications where corrosion protection of steel is desired. While markets are varied, our markets for anodized or painted products are more directly dependent on consumer markets than industrial markets.

        Competition—The Coatings industry is very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish, and timely delivery of the coated product back to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality service.

        Distribution Methods—The coatings market is very fragmented and regional, with numerous small competitors. Due to freight costs, a galvanizing location has an effective service area of approximately 500 miles. While we believe that we are the largest custom galvanizer in North America, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Irrigation Segment:

        Products Produced—In our Irrigation segment, we manufacture and distribute mechanical irrigation equipment and related service parts under the "Valley" brand name. A Valmont irrigation system is an electricity-powered machine that propels itself around a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard irrigation machine (also known as a "center pivot") rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a "corner" machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a "linear" machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, such as the on/off timing, individual field sector control, rate and depth of water and chemical application, by computer control or remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

        There are other forms of irrigation available to farmers, the most prevalent being flood irrigation and drip irrigation. In flood irrigation, water is applied through a pipe or canal at the top of the field and allowed to run down the field by gravity. Drip irrigation involves plastic pipe or tape resting on the surface of the field or buried a few inches below ground level, with water being applied gradually. We estimate that center pivot and linear irrigation comprises one-third of the irrigated acreage in North America. International markets use predominantly flood irrigation, although all forms are used to some extent.

        Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and operating costs and lower water and energy usage. The purchase decision also is affected by current and expected net farm income, commodity prices, interest rates and the status of government support programs. In many international markets, financing the purchase of mechanized irrigation machines can be more challenging than in the U.S. and affect market growth in that area.

        The main sources of demand for mechanized irrigation come from the following sources:

  •
  Conversion from flood irrigation;

  •
  Replacement of existing mechanized irrigation machines; and

  •
  Conversion from dryland farming

        One of the key drivers in our Irrigation segment worldwide is that the usable water supply is limited. We estimate that:

  •
  Only 3% of total worldwide water supplies is freshwater;

  •
  Of that 3%, only 1/3 of freshwater is available to humans; and

  •
  Of that remaining 1/3 and annual rainfalls and river flows, the largest use of that freshwater is for agricultural purposes

        We believe these facts, along with the trend of a growing worldwide population and improving diets, reflects the need to use water more efficiently while increasing food production to feed this growing population. We believe that mechanized irrigation can improve water application efficiency by 40-90% compared with traditional irrigation methods, such as flood irrigation, by applying water near the root zone and reducing water runoff. Furthermore, reduced water runoff improves water quality in nearby rivers, aquifers and streams, thereby providing benefits in addition to conservation of water.

        Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers, with five main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and capabilities of the local dealer and service. Pricing can become very competitive, especially in periods where market demand is low. In international markets, our competitors are mainly local companies, most of which are privately owned. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 200 dealers in North America, with another 130 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products such as providing water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the Middle East as well as the home office in Valley, Nebraska.

Tubing Segment:

        Products Produced—Our Tubing segment produces light-wall welded steel tubing for various customers and industries. We produce tubing in diameters from 3/4" to 16" and in wall thicknesses from 1/32" to 9/32". Our operations are located in Valley and Waverly, Nebraska and virtually all sales are in North America.

        Markets—The tubing industry, broadly defined, is in excess of $1 billion annually in the U.S. Our Tubing business specializes in products that require some additional engineering or fabrication to meet our customers' needs. Our markets and customers are varied. In addition to supplying tubing to our Irrigation segment operations in Valley, Nebraska, our tubing is used in such products as grain handling systems, pneumatic tube delivery systems used in the healthcare industry, fire protection systems for office buildings and warehouses, automotive products and exercise equipment.

        Competition—The industrial tubing business is large and with many competitors, some of which have a much larger share of the total market than us. Many tubing companies compete on the basis of price and specialize in standard products and long production runs. We compete in certain niches in the tubing market, on the basis of high quality and customer service. We specialize in products that require additional fabrication, shaping and cutting operations. Pricing can be very competitive and is impacted by fluctuations in hot rolled steel prices.

        Distribution Methods—Our products are distributed through a combination of commissioned sales agents and a direct sales force.

General

        Certain information generally applicable to the Company's reporting segment is set forth below.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $128.0 million at the end of the 2002 fiscal year and $167.8 million at the end of the 2001 fiscal year. It is anticipated that most of the backlog of orders will be filled during fiscal year 2003. At year-end, the backlog by segment was as follows (dollar amounts in millions):

	Dec. 28 2002	Dec. 29, 2001
Poles	$87.1	$120.7
Wireless Communication	11.2	16.6
Coatings	0.0	0.0
Irrigation	23.8	25.2
Tubing	5.8	5.2
Other	.1	.1

	$128.0	$167.8

  Research Activities.

        The information called for by this item is included in the Company's financial statements on page 44 of this report.

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

  Number of Employees.

        At December 28, 2002, the Company had 5,234 employees.

  Geographic Areas.

        Valmont's international sales activity encompasses over one hundred foreign countries. The information called for by this item is included in Note 17 of the Company's financial statements on page 48 of this report.

  Available Information

        The Company makes available, free of charge through its Internet web site at http://www.valmont.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

        In addition to the factors discussed elsewhere in this report, the following risk factors describe various risks that may affect Valmont's business, financial condition and operations.

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

        Increases in the prices of our products may not fully recover our additional steel costs and generally lag behind increases in steel prices. Consequently, an increase in steel prices will increase our operating costs and likely reduce our profitability. For example, rising steel prices in 2002 put pressure on margins, especially in our Poles segment and Tubing segment. The U.S. steel market was volatile in 2001 resulting in a number of major U.S. steel mills either going out of business or operating under bankruptcy. Also, recent U.S. government trade and tariff actions have reduced the availability and increased the cost of steel imported from outside the U.S. These actions could result in reduced overall supplies of steel in the market, extend lead times to acquire steel and increase our purchase cost of steel.

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

        The end-users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers, and, as a result, sales of those products are affected by economic changes in the agriculture industry. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. Furthermore, uncertainty as to future government agricultural policies causes indecision on the part of farmers. These factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, such as occurred in 2001, result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        Construction activity declines in the lighting, utility and wireless communications industries result in reduced product sales.

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

        Construction activity declines in the lighting, utility and wireless communications industries result in reduced product sales. In 2002, wireless communication sales in North America were 40% lower than in 2001. Wireless carriers and build-to-suit companies continue to be plagued by lack of capital and inventories of uninstalled structures.

        Increase in our indebtedness requires use of more of our cash flow for debt payments and increases the risk of non-compliance with our loan covenants.

        We have funded most of our acquisitions either through operating cash flows or borrowing additional funds. For example, when we acquired PiRod, Inc. on March 30, 2001, we paid $33.4 million to retire PiRod's long-term debt and we were more leveraged in 2001 than in the prior few years. Increased leverage:

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

        We are an international manufacturing company with operations around the world. At December 28, 2002, we operated 32 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2002, international sales accounted for approximately 20% of our total sales. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        As a result, we may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets. In 2001, we recorded a $1.0 million impairment charge in our investment in our irrigation distributor in Argentina, due to the economic problems in the Argentine economy.

ITEM 2.    PROPERTIES.

        The Company's corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in March 2003. Further discussion of this lease may be found in Part II. Item 7. The headquarters of the Company's operating segments are located in Valley, Nebraska, except for Wireless Communication, which is located in Plymouth, Indiana. The principal operating locations of the Company are listed below.

	Owned, Leased	Principal Activities
Poles Segment Locations
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic and utility
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic and utility
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Jasper, Tennessee	Leased	Manufacture of steel poles for lighting and traffic and utility
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic and utility
Siedlce, Poland	Leased	Manufacture of steel poles
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Manufacture of steel poles for lighting and traffic and utility
Wireless Communication Segment Locations
Brenham, Texas	Owned	Manufacture of steel poles for wireless communication
Charmeil, France	Owned	Manufacture of steel poles for wireless communication
Jasper, Tennessee	Leased	Manufacture of steel poles for wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components
Salem, Oregon	Leased	Manufacture of wireless communication structures and components
Shanghai, China	Owned	Manufacture of steel poles for wireless communication
Valley, Nebraska	Owned	Manufacture of steel poles for wireless communication structures
Coatings Segment Locations
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting and anodizing services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Galvanizing services
West Point, Nebraska	Owned	Galvanizing services

Irrigation Segment Locations
Albany, Oregon	Leased	Water and soil management services
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Leased	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Manufacture of irrigation equipment
Tubing Segment Locations
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Other Locations
Creuzier-le-neuf, France	Owned	Manufacture of industrial covers and conveyors
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not a party to, nor is any of its property subject to, any material legal proceedings. The Company is from time to time engaged in routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

Executive Officers of the Company

        The executive officers of the Company at December 28, 2002, their ages, positions held, and the business experience of each during the past five years are, as follows:

          Mogens C. Bay, age 54, Chairman and Chief Executive Officer of the Company since January 1997.

          Terry J. McClain, age 55, Senior Vice President and Chief Financial Officer of the Company since January 1997.

          E. Robert Meaney, age 55, Senior Vice President of the Company since September 1998. President and Chief Operating Officer-Valmont International from February 1994 to September 1998.

          Ann F. Ashford, age 42, Vice President-Human Resources of the Company since December 1999. Vice President-Human Resources, PKS Information Services, Inc., from January 1998 to December 1999.

          Steven G. Branscombe, age 47, Vice President-Information Technology since October 2001. Senior Project Manager, IBM Corporation, from August 2000 to September 2001. Principal, American Management Systems, from June 1999 to July 2000. Vice President, PKS Information Services, Inc., from January 1997 to December 1998.

          Mark C. Jaksich, age 45, Vice President and Controller of the Company since February 2000. Director of Corporate Accounting of the Company from April 1998 to February 2000. Controller-Valmont International from July 1994 to April 1998.

          Walter P. Pasko, age 52, Vice President-Procurement since May 2002. Vice President-Purchasing and National Accounts, National Material Company, September 1997 to April 2002.

          P. Thomas Pogge, age 54, Vice President, General Counsel and Secretary of the Company since May 2001. Attorney in private practice from January 2000 to April 2001. Executive Vice President, General Counsel and Secretary, Transgenomic, Inc. from July 1997 to December 1999.

          Mark E. Treinen, age 47, Vice President-Business Development since January 1994.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, previously listed and trading on the Nasdaq National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange (NYSE) and began trading under the symbol "VMI" on August 30, 2002. There were approximately 5,500 shareholders of Company common stock at December 28, 2002. Other stock information required by this item is included in "Quarterly Financial Information (unaudited)" on page 49 of this report.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FIVE-YEAR FINANCIAL DATA

	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Operating Data
Net sales	$854,898	872,380	846,129	639,869	630,858
Operating income	70,289	65,021	67,256	50,176	47,752
Cumulative effect of accounting change	(500)	—	—	—	—
Net earnings	$33,629	26,693	30,400	26,367	27,636
Depreciation and amortization	$33,942	36,324	30,270	21,949	19,843
Capital expenditures	13,942	25,652	46,456	37,783	29,667
Per Share Data
Earnings:
Basic	$1.40	1.10	1.31	1.09	1.04
Diluted	1.37	1.09	1.28	1.08	1.02
Cash dividends	.29	0.26	0.26	0.26	0.25
Shareholders' equity	10.13	9.23	8.23	7.30	7.12
Financial Position
Working capital	$154,112	145,550	145,575	98,588	99,466
Property, plant and equipment, net	193,175	209,580	208,272	173,920	157,447
Total assets	578,571	588,897	600,135	419,335	406,957
Long-term debt, including current installments	166,391	198,008	205,472	108,622	96,218
Shareholders' equity	242,020	225,811	191,911	170,488	175,913
Invested capital	451,753	472,229	479,609	321,096	317,708
Key Financial Measures
Return on beginning shareholders' equity	14.9%	13.9%	17.8%	15.0%	13.3%
Return on invested capital	9.7%	8.6%	10.9%	9.8%	10.3%
Long-term debt as a percent of invested capital	36.8%	41.9%	42.8%	33.8%	30.3%
Year End Data
Shares outstanding (000)	23,883	24,477	23,320	23,354	24,721
Approximate number of shareholders	5,500	5,500	5,500	5,500	5,500
Number of employees	5,234	5,342	5,503	3,948	3,869

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

        Management's discussion and analysis, and other sections of this annual report, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Future economic and market circumstances, industry conditions, Company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, actions and policy changes of domestic and foreign governments and other risks described from time to time in the Company's reports to the Securities and Exchange Commission are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements.

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

	2002	2001	Change 2002-2001	2000	Change 2001-2000
	Dollars in millions, except per share amounts
Consolidated
Net sales	$854.9	$872.4	-2.0%	$846.1	3.1%
Gross profit	231.5	217.6	6.4%	211.9	2.7%
as a percent of sales	27.1%	24.9%		25.0%
SG&A expense	161.2	152.6	5.6%	144.6	5.5%
as a percent of sales	18.9%	17.5%		17.1%
Operating income	70.3	65.0	8.1%	67.3	-3.3%
as a percent of sales	8.2%	7.5%		7.9%
Net interest expense	10.7	16.0	-33.4%	16.0	0.1%
Effective tax rate	36.5%	36.9%		36.0%
Net earnings	33.6	26.7	26.0%	30.4	-12.2%
Earnings per share	1.37	1.09	25.7%	1.28	-14.8%
Infrastructure businesses:
Poles segment:
Net sales	359.2	354.0	1.5%	310.0	14.2%
Operating income	34.2	34.1	0.2%	21.7	57.4%
Wireless Communication segment
Net sales	77.5	121.6	-36.3%	92.6	31.3%
Operating income (loss)	(3.0)	(1.6)	-90.5%	2.3	-167.5%
Coatings segment
Net sales	96.0	99.2	-3.2%	94.1	5.4%
Operating income	10.7	9.4	14.0%	13.5	-30.3%
Total Infrastructure businesses:
Net sales	532.7	574.8	-7.3%	496.7	15.7%
Operating income	41.9	41.9	0.0%	37.5	12.0%
Agricultural businesses:
Irrigation segment
Net sales	264.7	238.6	10.9%	283.6	-15.9%
Operating income	24.0	15.5	55.6%	21.2	-27.2%
Tubing segment
Net sales	45.4	42.4	7.1%	43.3	-2.1%
Operating income	6.5	5.8	11.4%	7.6	-23.5%
Total Agricultural businesses:
Net sales	310.1	281.0	10.4%	326.9	-14.0%
Operating income	30.5	21.3	43.6%	28.8	-26.2%
Other
Net sales	12.1	16.7	-27.5%	22.6	-26.1%
Operating income (loss)	(2.1)	1.8	-216.7%	1.1	77.4%

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED WITH FISCAL 2001

  Consolidated

        The sales decrease in 2002 as compared with 2001 was primarily due to lower sales in the Wireless Communication segment, offset somewhat by sales increases in the Irrigation, Poles and Tubing segments. The increase in gross profit as a percent of sales was due to improved margins in all segments, particularly in the Irrigation segment. Margins were enhanced through improved factory productivity and cost control throughout most of our businesses. In addition, the 2002 gross profit margin improvement was aided by a $1.2 million gain on sale of a production facility in the Coatings segment and the 2001 gross profit was negatively impacted by the inventory write-off of $1.5 million in the Wireless Communication segment. Hot-rolled steel prices rose sharply during the first half of 2002 before prices declined somewhat in the fourth quarter. The gross profit impact of these increases was not significant, as we were able to manage these increases through sales price increases and advance purchase contracts.

        The increase in selling, general and administrative (SG&A) expenses was due to increases in employee incentives and a supplemental match of employee 401K contributions totaling $10 million due to improved earnings and return on invested capital. In addition, 2002 included a full year of expenses of PiRod, which was acquired on March 30, 2001 and an increase in wind energy development expenses of $1.6 million as compared with 2001. These increases were offset to some extent by the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in 2002, when we stopped amortizing goodwill and indefinite-lived intangible assets. The impact of SFAS 142 in 2002 was a reduction in SG&A expenses of $3.7 million.

        Net interest expense decreased significantly in 2002, due mainly to our reduction of interest-bearing debt. We also benefited from lower interest rates on our variable rate debt. The positive impact of lower interest rates was $2.3 million in 2002.

        Our effective tax rate was slightly lower in 2002 than 2001, due to increased tax credits associated with research and development activities and the elimination of goodwill amortization. Losses in nonconsolidated subsidiaries narrowed by $1.0 million, due mainly to a lower net loss in our Mexican pole joint venture. In 2001, we recorded a $1.0 million impairment charge in our investment in our irrigation distributor in Argentina, due to the economic problems in the Argentine economy. In 2002, we recognized a $1.1 million impairment charge in our investment in a nonconsolidated irrigation segment operation. This impairment charge was due to a reduced market demand for irrigation products in that operation's market area.

  Poles Segment

        In North America, sales of lighting and traffic products were modestly higher as compared with 2001. Government programs to develop and upgrade road, highway and traffic control systems helped support sales demand in the lighting and traffic product line. Commercial lighting sales were stable, as new alliance relationships with certain lighting fixture manufacturers offset overall weaker market demand and lower levels of commercial construction. Sales of aluminum pole products (such as flag poles) were improved over 2001. Utility product sales in North America were lower than in 2001, as demand for steel transmission, substation and distribution poles weakened steadily throughout 2002. Utility companies and independent power producers are delaying plans to develop new electrical generation due to a slow U.S. economy and financing constraints, which is resulting in lower demand for our products. We entered 2002 with a large backlog in utility, which helped sustain sales through the first half of 2002. However, market conditions this year led to lower sales volumes in the second half of the year. Over the long term, we believe the key market drivers of increasing electricity consumption, overall economic growth, lack of electrical transmission capacity and deregulation of the electrical utility industry provide a solid basis for future sales. In 2002, rising steel prices throughout much of the year and a competitive pricing environment, especially in the utility product line in the second half of the year put some pressure on margins, but factory productivity improvements helped minimize the impact of these conditions on operating income. SG&A spending was comparable to

2001, as lower incentive payments were offset by start up spending in our new plant in Morocco and increased depreciation charges.

        In Europe, sales were modestly higher than in 2001. Market conditions improved during the year. We expanded our sales presence in Europe and started up a factory in Morocco. Profitability in Europe improved mainly through improved factory performance. In our China operation, sales were stable in China and export sales improved over 2001. Profitability also improved over 2001.

  Wireless Communication Segment

        In 2002, sales in North America were 40% lower than in 2001. Wireless carriers and build-to-suit companies continue to be plagued by lack of capital and inventories of uninstalled structures. We recognized these conditions as indications of market weakness and took actions to reduce expenses, consolidate product offerings and organize operations in line with then current market conditions. Despite the large sales decrease, operating profit only fell by $1.4 million from 2001. Factory costs were reduced by over 40% and SG&A spending was reduced by over 30% this year, which helped minimize the operating income impact from the lower sales volumes. We believe that, over time, carriers will have to add structures and antennas to improve service and keep up with the continuing growth in number of subscribers and airtime usage by subscribers. With the 2002 cost reductions, we believe we are positioned to take advantage of the eventual recovery of this market. In addition to reducing the cost structure of the business, this segment is using its engineering and design expertise to work with the Poles segment in developing products for the sign structure business. We have successfully delivered our first steel sign structures and are scheduled to deliver aluminum sign structures in 2003.

        Sales of communication poles in China were slightly lower than our record sales of 2001. China, however, is continuing the buildout of its wireless phone infrastructure, which helped support sales. This unit continues to contribute profitably to the performance of the Wireless Communication segment.

  Coatings Segment

        Sales in the Coatings segment were down slightly from 2001. This business generally reflects the industrial U.S. economy and the weak U.S. economic growth resulted in sluggish sales. Earnings improved over 2001 due to reduced amortization of goodwill (due to the adoption of SFAS 142) of $2.4 million and a sale of a production facility that resulted in a gain of $1.2 million. However, fixed factory and SG&A expenses continued notwithstanding the lower sales volumes, including lower sales to the Poles and Wireless Communication segments. The impact of these reduced sales on operating income was approximately $2.6 million, but was partially offset by lower zinc and natural gas costs.

  Irrigation Segment

        The increase in Irrigation segment sales was due to improved market conditions in most markets. In North America, improved crop prices and generally dry growing conditions resulted in stronger market demand for mechanized irrigation machines and related service parts. Profitability in North America improved due to sales volume increases, a stronger pricing environment, effective management of steel costs and more efficient factory performance. SG&A expenses increased approximately $4 million as compared with 2001 due to increased compensation costs (including higher employee incentives) and increases in promotional spending.

        International sales and profits were at record levels in 2002, as most markets were stronger as compared with 2001. In addition to the increases in volume, profits were enhanced by improved pricing in most markets. Latin America, Brazil and South Africa were the main contributors to the increase in sales and profitability. Latin America sales improved due to development of new markets in the region and higher sales in Mexico, which were driven by improved crop prices and government subsidies. In Brazil, 2001 sales were down due to government-imposed electricity and water restrictions caused by drought. In 2002, these restrictions were lifted, resulting in improved market demand and pricing. In South Africa, dry growing conditions, improved crop prices and expanded sales efforts led to increased sales and profits. Our strategy of manufacturing and distribution presence in major markets has put us in a good position to compete effectively on a local basis and minimize the impacts of exchange rates on our sales and profitability.

  Tubing Segment

        Tubing segment product demand was similar to 2001, due to the sluggish U.S. industrial economy. Steel prices increased dramatically during the first half of 2002 before falling somewhat in the fourth quarter. In addition to the effective management of higher steel prices, we were able to pass some of these price increases along to our customers, which accounted for much of the net sales increase as compared with 2001. Improved factory performance and favorable product mix were the main reasons for the increase in operating income in 2002.

  Other

        Our Other businesses include manufacture of machine tool accessories, distribution of industrial fasteners and wind energy development. The main reason for the reduced aggregate earnings of these operations in 2002 was $2.4 million spent on developing a structure for the wind energy industry, as compared with $0.8 million spent in 2001. Sales and profits in the machine tool accessory business were also lower than 2001 by $1.0 million due to lower customer demand this year, which mainly serves the automotive industry.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

  Consolidated

        The sales increase was due to sales increases in the Infrastructure businesses offset by sales decreases in the Agricultural businesses. The increase in Wireless Communication segment sales was attributable to the PiRod acquisition, which was completed on March 30, 2001.

        In 2001, gross profit as a percent of sales was virtually unchanged from 2000. Higher margins in the Poles segment essentially offset lower margins in the other segments. Selling, general and administrative expenses (SG&A) as a percent of sales increased in 2001 due to lower sales in the Irrigation and Wireless Communication segments. While expenses were reduced in these segments, sales decreased more than expenses. The decrease in operating income was due to improved profits in the Poles segment which partially offset profitability decreases in the other segments.

        Net interest expense was essentially unchanged between 2001 and 2000. While interest-bearing debt was reduced in 2001, average borrowing levels were higher than in 2000. The effect on interest expense from these higher borrowing levels was offset by declining interest rates throughout most of 2001 on our variable interest rate debt. Declining interest rates resulted in a positive impact on interest expense of $2.5 million in 2001.

        Our effective tax rate increased from 36.0% in 2000 to 36.9% in 2001. The rate increase was mainly associated with taxes related to distributions from foreign entities and increased goodwill amortization expenses that were not tax-deductible.

        Losses in nonconsolidated subsidiaries increased in 2001 due to unprofitable operations in our Mexican joint venture and an impairment charge of $1 million in an investment in an irrigation distributor in Argentina. The Mexico performance related to poor local market demand for pole products in the second half of 2001 and start-up production inefficiencies. The Argentina writedown was prompted by the recent difficulties encountered in the Argentine economy.

        Net earnings decreased 12% to $26.7 million in 2001 from $30.4 million in 2000. Diluted earnings per share decreased 15% from $1.28 to $1.09. The percentage drop in earnings per share was more than the decrease in net earnings due to the additional shares outstanding in 2001 related to the shares issued as part of the PiRod acquisition.

  Poles Segment

        The improvement in sales and operating profit was attributable to strong performance in North America. North America sales in lighting and traffic products were up due to government funding for the U.S. highway program, where the emphasis on safety and traffic control drove demand for our street, area and highway lighting products as well as traffic poles and sign structures. Sales in the commercial lighting market also improved slightly over 2000, as increased alliances with lighting fixture OEM's helped maintain order rates despite a slowdown in commercial construction activity. Utility product sales also improved substantially over 2000. As electric utility companies and independent power producers have been adding new capacity, our transmission, substation and distribution poles are needed to bring this newly generated electricity from the generation source to users. The operating profit improvement in North America was in part due to the improved sales volumes as well as margin enhancements associated with improved manufacturing productivity, stable material prices and effective utilization of capacity expansions. We closed our composite pole facility in late 2000, which contributed to the 2001 operating profit improvement. This facility recorded a loss of $1.7 million in 2000.

        In Europe, lighting sales were down 6% as compared with 2000. Preparations for local elections in France increased sales early in the year, but the European economy weakened throughout the remainder of 2001, lowering market demand for lighting structures. Despite the lower sales, operating profit was slightly improved, the result of factory and SG&A expense control and improved operations. Sales and profits in China were similar to 2000.

  Wireless Communication Segment

        The sales and operating profit of the Wireless Communication segment for 2001 include the operations of PiRod after its acquisition at the end of the first quarter. If PiRod's sales are excluded from 2001, worldwide sales would have been down 12%. Sales in North America (without PiRod) were down 18% from 2000, with market demand slowing more dramatically as 2001 progressed. This was due to the general slowdown of the economy and particularly the slumping telecommunications industry, which hampered our customers' ability to sustain funding of its strong network buildout of 2000. Furthermore, the installation of many of the structures sold in 2000 was delayed, which also reduced demand for new structures. Sales of components, which are parts that attach antennas to structures such as poles, towers and buildings, were relatively stable. Components were used to support subscriber growth and bandwidth demand by allowing more antennas to be installed on existing structures. This reduction in market demand for structures (especially towers) resulted in a drop in gross profit margins and operating income in 2001. Unfavorable manufacturing fixed cost coverage in our Nebraska and Oregon plants due to the lower production volumes reduced 2001 operating profit by approximately $3 million. We elected in the fourth quarter to eliminate some overlapping product lines between the PiRod and Valmont/Microflect brands, resulting in a pretax $1.5 million inventory valuation charge. PiRod was accretive to net income and neutral to earnings per share in 2001. Sales of communication poles in China improved over 2000, as a continuing wireless network buildout drove increased demand.

  Coatings Segment

        The sales increase in the Coatings segment related to a significant sales improvement at one location, where we provide coating and assembly services to a large customer. Aside from this location, sales were down 12%. Furthermore, galvanizing services provided to the Irrigation segment were down from 2000, due to lower production levels in that segment and further transfer of Irrigation production to its McCook, Nebraska facility, which galvanizes its own production. The reduction in operating income in 2001 mainly related to reduced fixed cost coverage due to the generally lower production levels, an operating income reduction of approximately $4 million. Higher energy prices also negatively impacted 2001 profitability by approximately $1 million.

  Irrigation Segment

        Sales in the Irrigation segment were lower, both in North American and International markets. Weak commodity prices, high input costs for farmers related to energy prices and uncertainty over future U.S. farm policy all contributed to weaker market conditions in North America. As a result, management reduced employment and planned spending levels in early 2001. North American operating profit was down as compared to 2000, but improved pricing discipline, customer service improvements and the spending reductions taken early in the year resulted in an improved operating profit percentage.

        Sales and profits in international markets were lower in 2001, mainly due to poor market conditions in Brazil. Government imposed electricity and water restrictions brought about by drought reduced farmers' ability to obtain permits to irrigate, which reduced demand for irrigation machines. The combined impact on operating profit of lower sales and margin was $3 million. Sales and profits in other international markets in total were similar to 2000. Our strategy of local manufacturing and distribution in international markets has enabled it to remain competitive, despite the continued strength of the U.S. dollar.

  Tubing Segment

        The Tubing segment recorded slightly lower sales than in 2000, due to a weaker U.S. economy. Sales to the Irrigation segment fell, due to lower Irrigation sales and transfer of production to its McCook facility, which produces its own tubing. These lower production levels resulted in unfavorable manufacturing fixed cost coverage, estimated at $1 million. Pricing competition due to a weakening U.S. economy and falling steel prices resulted in further margin pressure. SG&A spending was reduced in light of weaker sales and margins to mitigate the impact of lower margins on operating profit.

LIQUIDITY AND CAPITAL RESOURCES

  General

        Net working capital was $154.1 million at fiscal year-end 2002, as compared with $145.6 million at year-end 2001. The ratio of current assets to current liabilities was 2.09:1 as of December 28, 2002, as compared with 2.05:1 at December 29, 2001. Working capital was up due to increased inventories. Irrigation segment inventories are up due to stronger sales demand in late 2002 as compared with 2001 and anticipated sales increases in 2003. In the Poles and Tubing segments, we increased our stocks of hot-rolled steel late in the year to guard against potential availability problems associated with turmoil in the U.S. steel industry. Operating cash flow was $69.5 million in 2002, as compared with $109.8 million in 2001. The stronger operating cash flow in 2001 related principally to substantial reductions in inventory that year, since our inventories were at relatively high levels in 2000. This inventory increase in 2000 also was the main reason for the relatively low operating cash flow in 2000 (approximately $11 million). The average annual operating cash flow for 2000 through 2001 was approximately $60 million.

        Capital spending was $13.9 million in 2002, down from the $25.7 million that was spent in 2001. Our depreciation and amortization expenses for 2002 and 2001 were $33.9 million and $36.3 million, respectively. Our capital spending is at low levels from recent history, as we have not made any substantial capacity additions in the past two years. We made no acquisitions in 2002. In 2001, $33.4 million cash was expended as part of the PiRod acquisition, which was completed on March 30, 2001. We do not expect that capital spending will remain at the 2002 level in the future, but we do not anticipate that capital spending will exceed depreciation expense in the foreseeable future. We currently expect capital spending to be $15 to $20 million in 2003.

        Strong operational cash flow, combined with lower capital spending and the lack of acquisitions, enabled us to reduce interest-bearing debt from $209.3 million at December 29, 2001 to $169.5 million at December 28, 2002.

        We have historically funded our growth, capital spending and acquisitions by a combination of operating cash flows and debt financing. Our long-term objective is to maintain long-term debt as a percent of capital below 40%, although we may exceed that percentage from time to time for major strategic purposes, such as acquisitions. At year-end 2002, long-term debt was 36.8% of invested capital, down from 41.9% at year-end 2001. Barring significant acquisition activity, we expect that our long-term debt to invested capital ratio to remain at or below 40% in 2003.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. The short-term credit facilities are with various banks and amounted to $21.1 million at the ending of 2002 as compared with $36.0 million at the end of 2001. On December 28, 2002, $21.1 million of these short-term credit facilities were available.

        The major components of our long-term debt include a revolving credit agreement with a group of banks and a long-term unsecured credit facility with an insurance company. Under the revolving credit agreement, we may borrow up to $150 million in multiple currencies. The facility is unsecured and any outstanding principal balance is due in August 2006. The outstanding balance may be paid down at any time and additional funds may be borrowed up to the $150 million maximum. At December 28, 2002, the outstanding principal balance was $56.0 million, compared with $77.5 million at the end of fiscal 2001. Our borrowings under the unsecured facility with an insurance company are $90 million. The annual principal payments due under this facility are in varying amounts starting in 2002 and ending in 2012. The principal may be prepaid at any time, subject to applicable yield maintenance provisions. We also have certain minor long-term borrowings, including capital lease arrangements. Debt covenants under the revolving credit agreement and the unsecured facility with an insurance company require us to maintain certain leverage and fixed charge ratios for the duration of the agreements. At the end of fiscal 2002, we were in compliance with all debt covenants.

        In 2001, the Board of Directors authorized the repurchase of up to 1.5 million shares of our common stock. As of December 28, 2002, 806,400 shares had been repurchased under this authorization for a total of $13.9 million.

        Our priorities in use of future free cash flows are as follows:

  •
  Fund internal growth initiatives in core businesses;

  •
  Pay down interest-bearing debt;

  •
  Invest in acquisitions clearly connected to our core businesses or an existing competency; and

  •
  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices.

        In the event of a sharp decrease in demand for our products, resulting profitability reductions would reduce our operating cash flows and affect our ability to grow. Likewise, low profitability or operating losses could impact our compliance with key long-term debt covenants, which could ultimately result in default of these debt agreements and acceleration of payments due. These factors could come from a number of sources, such as a prolonged depression in the U.S. farm economy, a substantial reduction in government (including state and local) funding of the federal highway program and a prolonged U.S. economic recession.

  Financial Obligations and Commercial Commitments

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations and (2) various operating leases and (3) purchase obligations. These obligations as of December 28, 2002 are summarized as follows, in millions of dollars:

Contractual Obligations	Total	2003	2004-2005	2006-2007	After 2007
Long-term debt	$164.4	$10.5	$33.4	$74.6	$45.9
Capital leases	2.0	0.3	0.4	0.4	0.9
Unconditional purchase obligations	10.8	10.8	—	—	—
Operating leases	32.8	7.0	11.6	8.7	5.5

Total contractual cash obligations	$210.0	$28.6	$45.4	$83.7	$52.3

        Long-term debt principally consists of the revolving credit agreement and the unsecured credit facility with an insurance company. Obligations under these agreements could be accelerated in event of non-compliance with loan covenants.

        Unconditional purchase obligations relate to purchase orders for aluminum and zinc for periods up to one year. These obligations also include steel held by us on consignment from certain vendors. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

  Off-Balance Sheet Arrangements

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. The most significant operating leases are the lease of our corporate headquarters office building in Omaha, Nebraska and a lease of company aircraft. On the corporate headquarters lease, we lease the entire office complex and sublease other office space in the complex to outside parties. The current lease obligation expires in 2003, at which time we may elect to 1) renew the lease at a negotiated rate and duration; 2) purchase the facility from the bank for $35 million; or 3) terminate the lease. In the event that we terminate the lease and the facility is sold for less than $35 million, we are obligated to pay the difference between the sales price and $35 million to the owner. The lease of our airplane expires in 2010. Our options at the end of that lease are similar to the corporate headquarters lease, except that the purchase option at the end of the lease is approximately $5.5 million. We are in the process of reviewing these leases in light of FAS Interpretation 46 ("Consolidation of Variable Interest Entities"), which was finalized in January 2003. While we have not yet completed our evaluation of these leases under the provisions of this Interpretation, we may be required to capitalize one or both of the leases in our financial statements. We have not yet determined the financial impact of this Interpretation on us, but it appears that if we are required to capitalize these leases, we would record the assets and related long-term debt on our balance sheet, recognize annual depreciation expense and record the lease payments as interest expense. The pre-tax impact on earnings if we are required to capitalize both leases on our financial statements would be the amount of the annual depreciation, which we estimate to be approximately $1.0 million to $2.0 million. The impact of capitalizing these leases on the balance sheet would be increases in the amount of property, plant and equipment and long-term debt, which would also increase our long-term debt to total invested capital ratio.

        We also have certain commercial commitments related to contingent events that could create a financial obligation for us that did not meet the requirements for balance sheet recognition at yearend 2002. These commitments at December 28, 2002 are as follows (in millions of dollars):

		Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed
		2003	2004-2005	2006-2007	Thereafter
Standby Lines of Credit	$3.5	$3.5	—	—	—
Guarantees	6.6	1.7	4.9	—	—

Total commercial commitments	$10.1	$5.2	$4.9	—	—

        The above commitments include $4.2 in loan guarantees of non-consolidated subsidiaries in Argentina and Mexico and are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts. As the likelihood of nonperformance under these commitments was not considered to be probable, they are not recognized on the balance sheet at December 28, 2002.

  Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. In 2002, hot-rolled steel prices increased significantly in the first half of the year before decreasing somewhat later in the year. In 2001, natural gas prices were very volatile. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to minimize the impact of volatility in prices and sales price increases where possible.

  Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates and foreign currency exchange rates. We normally do not use derivative financial instruments to hedge these exposures, nor do we use derivatives for trading purposes.

        Interest Rates—We manage interest expense using a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.2 million in 2002 and $0.6 million in 2001.

        Foreign Exchange—Exposure to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2002	2001
	(in millions)
Europe	$3.0	$2.7
South America	0.6	0.3
Asia	1.0	0.5
South Africa	0.3	0.2

  2003 Outlook

        In 2003, we expect the Poles segment sales to be essentially flat with 2002. Lighting and traffic structure sales are expected to increase, offset by lower utility structure sales. Backlogs in utility products are over 60% lower than last year and we do not anticipate the market will improve in 2003. Wireless Communication sales were slow at the start of 2003 and we do not expect 2003 sales to be any better than 2002. Coatings sales will follow the general industrial economy in the U.S., so if there is any improvement in the U.S. economy, we should see some improvement in demand for coatings services.

        Irrigation sales look to be moderately improved in 2003, as compared with 2002. Overall dry growing conditions, government farm programs and improved commodity prices should result in higher sales in North America. In the international markets, the political situation in the Middle East is somewhat unknown, although war or unrest in the region would likely result in lower sales in 2003.

        Overall, we expect to grow earnings modestly in 2003. We will continue our focus on looking for new growth opportunities through internal initiatives or acquisitions, improving our cost structure and using free cash flows to reduce interest-bearing debt. We were generally pleased with our performance in 2002, especially in light of a difficult overall economic environment. However, we believe there is opportunity for improvement in each of our businesses and we intend to grow and leverage our products, markets and competencies going forward.

CRITICAL ACCOUNTING POLICIES

        The following accounting policies involve judgments and estimates used in preparation of the consolidated financial statements. There is a substantial amount of management judgment used in preparing financial statements. We must make estimates on a number of items, such as provisions for bad debts, warranties, contingencies, impairments of long-lived assets, and inventory obsolescence. We base our estimates on our experience and on other assumptions that we believe are reasonable under the circumstances. Further, we re-evaluate our estimates from time to time and as circumstances change. Actual results may differ under different assumptions or conditions. The selection and application of our critical accounting policies are discussed periodically with our audit committee.

  Allowance for Doubtful Accounts

        In determining an allowance for accounts receivable that will not ultimately be collected in full, we consider:

  •
  age of the accounts receivable

  •
  customer credit history

  •
  customer financial information, and

  •
  reasons for non-payment (product, service or billing issues).

        If our customer's financial condition were to deteriorate, resulting in an impairment in their ability to make payment, additional allowances may be required.

  Warranties

        All of our businesses must meet certain product quality and performance criteria. We rely on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, we consider our experience with:

  •
  costs to correct the product problem in the field, including labor costs,

  •
  costs for replacement parts,

  •
  other direct costs associated with warranty claims, and

  •
  the number of product units subject to warranty claims.

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumption in our estimate is the rate we apply to those recent sales, which is based on historical claims experience. If this estimate changed by 50%, the impact of operating income would be approximately $1 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

  Inventories

        We use the last-in first-out (LIFO) method to determine the value of the majority of our inventory. The remainder of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2002, we experienced higher costs to produce inventory than in 2001, due mainly to higher costs for steel and other commodities. This resulted in higher cost of goods sold (and lower operating income) of approximately $2.6 million than if all of our inventory had been valued on the FIFO method.

        We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional write-downs of the inventory may be required.

  Depreciation, Amortization and Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property, plant and equipment and intangible assets that were acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets which range from 3 to 40 years.

        We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which coincides with our strategic planning process. We value our reporting units using after-tax cash flows from operations (less capital expenditures) discounted to present value. The key assumptions are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under SFAS 142, we can rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

        In the case of most of our reporting units, the above criteria have been met and no further evaluation was required. In regard to the Wireless Communication segment, an evaluation was performed in the third quarter of 2002 and we concluded that no impairment was evident. We will continue to monitor the goodwill associated with the Wireless Communication segment. If our assumptions about intangible assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits. For example, in 2001 we determined through this process that the company's investment in an Argentine irrigation distributor was impaired, due to recent difficulties in Argentina's economy, and we wrote down the value of the investment by $1 million. In 2002, we determined that our investment in an irrigation dealer in North America was impaired, which resulted in a writedown of $1.1 million.

  Stock Options

        Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles (GAAP), we do not record any compensation expense on the income statement with respect to options granted to employees and directors. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 8 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, earnings per share would have been $0.10 to $0.12 less than what was reported for the 2000, 2001 and 2002 fiscal years.

  Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and tax-planning strategies are considered in assessing the need for the valuation allowance, if a deferred tax asset is estimated to be not fully realizable in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net income in the period the determination was made. Likewise, should we subsequently determine that we would be able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 28, 2002, we had approximately $2.5 million in deferred tax assets related mainly to tax credit carryforwards that we believe do not require a valuation allowance based on the facts and circumstances available today. If circumstances change in the future, we may be required to establish a valuation allowance on these assets, resulting in an increase in income tax expense and a reduction in net income.

  Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard establishes criteria for recognizing costs and liabilities related to activities such as employee termination costs, contract termination costs and costs associated with consolidating facilities and relocating employees. Specifically, costs and liabilities related to qualifying exit or disposal activities are recognized and measured at fair value when incurred, with subsequent adjustment in future periods. This standard is applicable to exit or disposal activities initiated after December 31, 2002. This standard is not expected to have a significant effect on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also establishes that, for guarantees initiated after December 31, 2002, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of this obligation is also required to be adjusted in the financial statements of the guarantor in subsequent periods. We do not expect FIN 45 to have a significant impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

  1.
  The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

  2.
  The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

  a.
  The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

  b.
  The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

  c.
  The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        FIN 46 is effective for us at the beginning of the third quarter 2003 and we are in the process of evaluating the impact of this Interpretation on our financial statements. FIN 46 could result in us capitalizing our leases on the corporate headquarters office building and company aircraft (see Off-Balance Sheet Arrangements above). The pre-tax impact on earnings if we are required to capitalize both leases on our financial statements would be the amount of the annual depreciation, which we estimate to be approximately $1.0 million to $2.0 million. The impact of capitalizing these leases on the balance sheet would be increases in the amount of property, plant and equipment and long-term debt, which would also increase our long-term debt to total invested capital ratio.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on pages 23-24 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

Consolidated Financial Statements
Independent Auditors' Report	28
Consolidated Balance Sheets—December 28, 2002 and December 29, 2001	30
Consolidated Statements of Operations—Three-Year Period Ended December 28, 2002	29
Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 28, 2002	32
Consolidated Statements of Cash Flows—Three-Year Period Ended December 28, 2002	31
Notes to Consolidated Financial Statements—Three-Year Period Ended December 28, 2002	33-48

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill and other intangibles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 14, 2003

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 28, 2002

(Dollars in thousands, except per share amounts)

	2002	2001	2000
Net sales	$854,898	$872,380	$846,129
Cost of sales	623,422	654,759	634,246

Gross profit	231,476	217,621	211,883
Selling, general and administrative expenses	161,187	152,600	144,627

Operating income	70,289	65,021	67,256

Other income (deductions):
Interest expense	(11,722)	(17,080)	(17,396)
Interest income	1,048	1,050	1,376
Miscellaneous	(337)	(524)	(1,198)

	(11,011)	(16,554)	(17,218)

Earnings before income taxes, minority interest and equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	59,278	48,467	50,038

Income tax expense:
Current	17,777	14,073	17,500
Deferred	3,860	3,827	500

	21,637	17,900	18,000

Earnings before minority interest and equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	37,641	30,567	32,038
Minority interest (after tax)	(1,170)	(509)	(1,221)
Equity in losses of nonconsolidated subsidiaries (after tax)	(2,342)	(3,365)	(417)
Cumulative effect of change in accounting principle	(500)	—	—

Net earnings	$33,629	$26,693	$30,400

Earnings per share:
Basic	$1.40	$1.10	$1.31

Diluted	$1.37	$1.09	$1.28

Cash dividends per share	$0.29	$0.26	$0.26

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 28, 2002 and December 29, 2001

(Dollars in thousands, except per share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$19,514	$24,522
Receivables, less allowance for doubtful receivables of $3,957 in 2002 and $4,842 in 2001	132,697	134,632
Inventories	120,837	108,962
Prepaid expenses	4,868	4,763
Refundable and deferred income taxes	17,012	11,719

Total current assets	294,928	284,598

Property, plant and equipment, at cost	415,828	404,559
Less accumulated depreciation and amortization	222,653	194,979

Net property, plant and equipment	193,175	209,580

Goodwill	55,671	55,889
Other intangible assets	15,646	16,934
Other assets	19,151	21,896

Total assets	$578,571	$588,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$10,849	$11,062
Notes payable to banks	3,149	11,319
Accounts payable	55,198	57,027
Accrued expenses	69,828	58,042
Dividends payable	1,792	1,598

Total current liabilities	140,816	139,048

Deferred income taxes	18,240	15,065
Long-term debt, excluding current installments	155,542	186,946
Other noncurrent liabilities	15,371	15,947
Minority interest in consolidated subsidiaries	6,582	6,080
Shareholders' equity:
Preferred stock of $1 par value. Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value. Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	289,105	264,854
Accumulated other comprehensive income	(10,049)	(11,957)

	306,956	280,797
Less:
Cost of common shares in treasury—4,016,515 shares in 2002 (3,422,166 shares in 2001)	64,936	54,986

Total shareholders' equity	242,020	225,811

Total liabilities and shareholders' equity	$578,571	$588,897

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 28, 2002

(Dollars in thousands)

	2002	2001	2000
Cash flows from operations:
Net earnings	$33,629	$26,693	$30,400
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	33,942	36,324	30,270
Other adjustments	751	(370)	2,360
Goodwill impairment charges	500	—	—
Equity in losses in nonconsolidated subsidiaries	2,342	3,365	417
Minority interest in net losses of consolidated subsidiaries	1,170	509	1,221
Changes in assets and liabilities:
Receivables	3,774	10,234	(26,593)
Inventories	(10,172)	35,714	(40,894)
Prepaid expenses	(235)	946	(667)
Accounts payable	284	(12,513)	13,840
Accrued expenses	10,625	(1,160)	2,632
Other noncurrent liabilities	(809)	(586)	(411)
Income taxes	(6,348)	10,683	(1,591)

Net cash flows from operations	69,453	109,839	10,984

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,942)	(25,652)	(46,456)
Purchase of minority interest	(855)	—	—
Acquisitions, net of cash acquired	—	(34,079)	(63,173)
Proceeds from sale of property and equipment	2,961	341	276
Proceeds from sale of investment	—	63	319
Proceeds from sale to minority shareholder	1,253	—	—
Proceeds from investments by minority shareholders	—	(105)	—
Other, net	(3,143)	(2,288)	(759)

Net cash flows from investing activities	(13,726)	(61,720)	(109,793)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	(8,171)	(26,416)	23,871
Proceeds from long-term borrowings	1,249	30,216	105,961
Principal payments on long-term obligations	(33,070)	(42,718)	(14,472)
Dividends paid	(6,758)	(6,308)	(6,056)
Proceeds from exercises under stock plans	8,591	1,256	2,573
Purchase of common treasury shares:
Stock repurchases	(14,250)	(1,373)	(2,322)
Stock plan exercises	(6,898)	(186)	(1,647)

Net cash flows from financing activities	(59,307)	(45,529)	107,908

Effect of exchange rate changes on cash and cash equivalents	(1,428)	(1,244)	(859)

Net change in cash and cash equivalents	(5,008)	1,346	8,240
Cash and cash equivalents—beginning of year	24,522	23,176	14,936

Cash and cash equivalents—end of year	$19,514	$24,522	$23,176

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 28, 2002

(Dollars in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned restricted stock	Total shareholders' equity
Balance at December 25, 1999	27,900	1,043	220,506	(5,113)	(73,808)	(40)	170,488
Comprehensive income:
Net earnings	—	—	30,400	—	—	—	30,400
Currency translation adjustment	—	—	—	(1,835)	—	—	(1,835)

Total comprehensive income	—	—	—	—	—	—	28,565
Cash dividends ($0.26 per share)	—	—	(6,048)	—	—	—	(6,048)
Purchase of treasury shares:
Stock repurchase program, 140,200 shares	—	—	—	—	(2,322)	—	(2,322)
Stock plan exercises, 83,927 shares	—	—	—	—	(1,647)	—	(1,647)
Stock options exercised; 175,536 shares issued	—	(1,130)	—	—	3,188	—	2,058
Tax benefit from exercise of stock options	—	516	—	—	—	—	516
Stock awards; 14,000 shares issued	—	42	—	—	232	27	301

Balance at December 30, 2000	27,900	471	244,858	(6,948)	(74,357)	(13)	191,911
Comprehensive income:
Net earnings	—	—	26,693	—	—	—	26,693
Currency translation adjustment	—	—	—	(5,009)	—	—	(5,009)

Total comprehensive income	—	—	—	—	—	—	21,684
Cash dividends ($0.26 per share)	—	—	(6,383)	—	—	—	(6,383)
Issuance of 1,215,333 shares in connection With PiRod Acquisition	—	—	(1,078)	—	20,361	—	19,283
Purchase of treasury shares:
Stock repurchase program, 103,500 shares	—	—	—	—	(1,373)	—	(1,373)
Stock plan exercises, 11,326 shares	—	—	—	—	(197)	—	(197)
Stock options exercised; 38,734 shares issued	—	(543)	764	—	268	—	489
Tax benefit from exercise of stock options	—	67	—	—	—	—	67
Stock awards; 19,754 shares issued	—	5	—	—	312	13	330

Balance at December 29, 2001	$27,900	$—	$264,854	$(11,957)	$(54,986)	$—	$225,811
Comprehensive income:
Net earnings	—	—	33,629	—	—	—	33,629
Currency translation adjustment	—	—	—	1,908	—	—	1,908

Total comprehensive income	—	—	—	—	—	—	35,537
Cash dividends ($0.29 per share)	—	—	(6,952)	—	—	—	(6,952)
Purchase of treasury shares:
Stock repurchases, 820,932 shares	—	—	—	—	(14,250)	—	(14,250)
Stock plan exercises, 291,935 shares	—	—	—	—	(6,898)	—	(6,898)
Stock options exercised; 507,723 shares issued	—	(1,975)	(2,426)	—	10,916	—	6,515
Tax benefit from exercise of stock options	—	1,882	—	—	—	—	1,882
Stock awards; 18,795 shares issued	—	93	—	—	282	—	375

Balance at December 28, 2002	$27,900	$—	$289,105	$(10,049)	$(64,936)	$—	$242,020

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 28, 2002

(Dollars in thousands, except per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated. Certain 2001 items have been reclassified to conform with 2002 presentation.

  Operating Segments

  •
  POLES:  This segment consists of the manufacture of engineered metal structures for the lighting and traffic and utility industries;

  •
  WIRELESS COMMUNICATION:  This segment consists of the manufacture of tower and pole structures and components for the wireless telephone industry;

  •
  COATINGS:  This segment consists of coatings services for industrial customers;

  •
  IRRIGATION:  This segment consists of the manufacture of irrigation equipment and related parts and services to agricultural customers; and

  •
  TUBING:  This segment consists of the manufacture of tubular products for industrial customers.

  Fiscal Year

        The Company operates on 52/53 week fiscal years with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 28, 2002 and December 29, 2001 consisted of 52 weeks. The Company's fiscal year ended December 30, 2000 consisted of 53 weeks.

  Inventories

        At December 28, 2002, approximately 54% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The excess of replacement cost of inventories over the LIFO value is approximately $9,600 and $7,000 at December 28, 2002 and December 29, 2001, respectively.

  Long-Lived Assets

        Property, plant and equipment are recorded at historical cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings 15 to 40 years, machinery and equipment 3 to 12 years, and intangible assets 3 to 40 years.

        An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. In 2002, the Company recognized an impairment loss of $1.1 million related to its nonconsolidated investment of an irrigation dealership in North America. In 2001, the Company recognized an impairment loss of $1.0 million related to its nonconsolidated investment in Argentina.

  Change in Accounting

        Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million loss related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services.

  Income Taxes

        The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.

  Foreign Currency Translations

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income. These translation adjustments are the Company's only component of other comprehensive income.

  Revenue Recognition

        Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer.

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Stock Options

        The Company accounts for employee stock options under APB 25. Since all options are granted at option prices equal to the market price on the date of grant, no compensation expense is recorded on the Statement of Earnings. Note 8 to the Consolidated Financial Statements provides a detailed discussion of the Company's stock option plans.

  Recently Issued Accounting Pronouncements

        In June, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard establishes criteria for recognizing costs and liabilities related to activities such as employee termination costs, contract termination costs and costs associated with consolidating facilities and relocating employees. Specifically, costs and liabilities related to qualifying exit or disposal activities shall be recognized and measured at fair value when incurred, with subsequent adjustment in future periods. This standard is applicable to exit or disposal activities initiated after December 31, 2002. This standard is not expected to have a significant effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also establishes that, for guarantees initiated after December 31, 2002, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of this obligation is also required to be adjusted in the financial statements of the guarantor in subsequent periods. FIN 45 is not expected to have a significant impact on the Company's financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

  •
  The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

  •
  The equity investors lack one or more of the following essential characteristics of a controlling financial interest: 1) The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; 2) The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; 3) The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        FIN 46 is effective at the beginning of the third quarter 2003 and the Company is in the process of evaluating the impact of this Interpretation on its financial statements. FIN 46 could result in the capitalization of the lease on the corporate headquarters office building and company aircraft. The pre-tax impact on earnings if we are required to capitalize both leases on our financial statements would be the amount of the annual depreciation, which we estimate to be approximately $1.0 million to $2.0 million. The impact of capitalizing these leases on the balance sheet would be increases in the amount of property, plant and equipment and long-term debt.

(2)    CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2002	2001	2000
Interest	$11,701	$18,263	$16,020
Income taxes	26,233	8,020	18,560

(3)    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consists of the following:

	2002	2001
Land and improvements	$20,984	$20,499
Buildings and improvements	111,084	104,906
Machinery and equipment	224,390	206,889
Transportation equipment	6,336	6,132
Office furniture and equipment	44,290	42,484
Construction in progress	8,744	23,649

	$415,828	$404,559

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to nine years. Rental expense for operating leases amounted to $11,395, $11,912 and $11,301 for fiscal 2002, 2001 and 2000, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 28, 2002 are:

Fiscal year ending
2003	$7,014
2004	6,093
2005	5,521
2006	4,628
2007	4,056
Subsequent	5,465

Total minimum lease payments	$32,777

(4)    GOODWILL AND INTANGIBLE ASSETS

        Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology.

        The Company's annual impairment testing on its reporting units was performed during the third quarter of 2002. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet at December 28, 2002 were not impaired.

Amortized Intangible Assets

        The components of amortized intangible assets at December 28, 2002 are as follows:

	As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,677	12 years
Proprietary Software & Database	1,650	577	5 years

	$13,150	$2,254

        Amortization expense for intangible assets was $1,288 for the fifty-two week period ended December 28, 2002. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2003	$1,288
2004	1,288
2005	1,288
2006	1,040
2007	958

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the fifty-two weeks ended December 28, 2002.

  Goodwill

        The carrying amount of goodwill as of December 28, 2002 is as follows:

	Poles Segment	Wireless Comm. Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$6,513	$5,441	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	—	(500)	—	(500)
Foreign Currency Translation	—	—	—	—	—	—
Balance December 28, 2002	282	—	—	—	—	282

	$6,795	$5,441	$42,192	$981	$262	$55,671

        The effect of the adoption of SFAS 142 on net earnings and earnings per share is as follows:

	Year Ended December 28, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000
Reported net earnings	$33,629	$26,693	$30,400
Add back: Goodwill amortization, net of tax	—	2,789	2,289

Adjusted net earnings	$33,629	29,482	$32,689
Add back: Cumulative effect of change in accounting principle	500	—	—

Adjusted net earnings before cumulative effect of change in accounting principle	$34,129	$29,482	$32,689

Basic earnings per share:
Reported basic earnings per share	$1.40	$1.10	$1.31
Add back: Goodwill amortization	—	0.11	0.10

Adjusted basic earnings per share	$1.40	$1.21	$1.41
Add back: Cumulative effect of change in accounting principle	0.02	—	—

Adjusted basic earnings per share before cumulative effect of change in accounting principle	$1.42	$1.21	$1.41

Diluted earnings per share:
Reported diluted earnings per share	$1.37	$1.09	$1.28
Add back: Goodwill amortization	—	0.11	.10

Adjusted diluted earnings per share	$1.37	$1.20	$1.38
Add back: Cumulative effect of change in accounting principle	0.02	—	—

Adjusted diluted earnings per share before cumulative effect of change in accounting principle	$1.39	$1.20	$1.38

(5)    BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $21,097. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $21,074 at December 28, 2002. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 7.32% at December 28, 2002 and 4.8% at December 29, 2001.

(6)    INCOME TAXES

        Income tax expense (benefit) consists of:

	2002	2001	2000
Current:
Federal	$12,874	$9,684	$12,961
State	1,192	1,082	1,274
Foreign	3,711	3,307	3,265

	$17,777	$14,073	$17,500

Deferred:
Federal	$3,351	$4,326	$1,424
State	348	214	75
Foreign	161	(713)	(999)

	$3,860	$3,827	$500

	$21,637	$17,900	$18,000

        The reconciliations of the statutory Federal income tax rate and the effective tax rate follows:

	2002	2001	2000
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.0%	2.2%	2.6%
Carryforwards, credits and changes in valuation allowances	(1.7)%	(2.1)%	(2.4)%
Other	1.2%	1.8%	0.8%

	36.5%	36.9%	36.0%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2002	2001
Deferred income tax assets:
Accrued expenses and allowances	$22,561	$21,860
Operating loss and tax credit carryforwards	1,494	1,727
Inventory capitalization	1,810	1,726

Total deferred income tax assets	$25,865	$25,313

Deferred income tax liabilities:
Property, plant and equipment	$14,707	$10,817
Lease transactions	5,699	4,996
Other liabilities	12,664	12,845

Total deferred income tax liabilities	33,070	28,658

Net deferred income tax liabilities	$7,205	$3,345

        At December 28, 2002, and at December 29, 2001, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years, as well as available tax planning strategies. The currency translation adjustments in accumulated other comprehensive income are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $31,418 and $25,383 at December 28, 2002 and December 29, 2001, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(7)    LONG-TERM DEBT

	2002	2001
6.80% to 8.08% promissory notes, unsecured(a)	$90,000	$100,000
Revolving credit agreement(b)	56,000	77,500
IDR Bonds(c)	8,500	8,500
3.0% to 6.50% notes	11,891	12,008

Total long-term debt	166,391	198,008
Less current installments of long-term debt	10,849	11,062

Long-term debt, excluding current installments	$155,542	$186,946

  (a)
  The unsecured promissory notes are advances under a facility of $100,000. These notes payable are due in varying annual principal installments through 2012. The notes are subject to prepayment in whole or in part with or without premium as specified in the agreement.

  (b)
  The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of August 21, 2006. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The Company may choose from the following three interest rate alternatives: the higher of prime rate or Federal Funds Rate plus 0.5%, the applicable Eurodollar rate plus a leverage ratio-based spread (which at December 28, 2002 was 0.6875%) or up to $60,000 at a rate determined through a competitive bid process. The effective interest rate at December 28, 2002 was 2.07% and at December 29, 2001 was 2.68%.

  (c)
  The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rate at December 28, 2002 was 1.65%.

        The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. Under the most restrictive covenants of the agreements at December 28, 2002, the Company may make payments of cash dividends and purchases of shares of Company common stock authorized for repurchase by the Board of Directors in 2001 up to $21,975. The company is in compliance with all debt covenants at December 28, 2002.

        The minimum aggregate maturities of long-term debt for each of the four years following 2003 are: $19,353, $14,459, $70,483 and $4,492.

(8)    STOCK PLANS

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At December 28, 2002, 1,710,335 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

        The Company applies APB Opinion 25 in accounting for its fixed stock compensation plans. Accordingly, no compensation cost has been recognized for the fixed plans in 2002, 2001 or 2000. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net earnings and earnings per share would have been reduced as follows:

	2002	2001	2000
Net earnings
As reported	$33,629	$26,693	$30,400
Deduct: Total stock-based employee Compensation expense determined under Fair value based method for all awards, Net of related tax effects	$2,823	$2,712	$2,461

Pro forma	$30,806	$23,981	$27,939

Earnings per share
As reported: Basic	$1.40	$1.10	$1.31

Diluted	$1.37	$1.09	$1.28

Pro forma: Basic	$1.29	$0.99	$1.20

Diluted	$1.25	$0.98	$1.18

        The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Expected volatility	46%	50%	46%
Risk-free interest rate	1.95%	3.84%	4.81%
Expected life from vesting date	2.9 yrs.	2.6 yrs.	2.6 yrs
Dividend yield	1.48%	1.54%	1.46%

        Following is a summary of the activity of the stock plans during 2000, 2001 and 2002:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 1999	2,931,916	$15.93
Granted	620,376	19.44
Exercised	(175,536)	(11.52)
Forfeited	(251,410)	(18.04)

Outstanding at December 30, 2000	3,125,346	$16.70

Options exercisable at December 30, 2000	1,536,263	$15.76

Weighted average fair value of options granted during 2000		$7.54

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 30, 2000	3,125,346	$16.70
Granted	533,800	14.70
Exercised	(38,734)	(12.26)
Forfeited	(155,568)	(18.35)

Outstanding at December 29, 2001	3,464,844	$16.37

Options exercisable at December 29, 2001	2,089,299	$16.41

Weighted average fair value of options granted during 2001		$5.92

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2001	3,464,844	$16.37
Granted	597,101	20.96
Exercised	(507,723)	(12.63)
Forfeited	(85,434)	(17.93)

Outstanding at December 28, 2002	3,468,788	$17.67

Options exercisable at December 28, 2002	2,074,549	$17.34

Weighted average fair value of options granted during 2002		$8.88

        Following is a summary of the status of stock options outstanding at December 28, 2002:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.00-15.88	1,163,131	6.69 years	$13.97	657,950	$13.82
16.00-19.73	1,186,631	6.26 years	17.63	866,133	17.67
19.97-25.23	1,119,026	7.15 years	21.56	550,466	21.04

	3,468,788			2,074,549

(9)    EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2002:
Net earnings	$33,629	—	$33,629
Shares outstanding	23,947	609	24,556
Per share amount	$1.40	—	$1.37
2001:
Net earnings	$26,693	—	$26,693
Shares outstanding	24,280	244	24,524
Per share amount	$1.10	—	$1.09
2000:
Net earnings	$30,400	—	$30,400
Shares outstanding	23,276	498	23,774
Per share amount	$1.31	—	$1.28

        At the end of fiscal years 2002, 2001, and 2000, there were 0.4 million, 2.0 million, and 1.2 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

(10)    TREASURY STOCK

        During 1998, the Board of Directors authorized management to repurchase up to 5.4 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of December 29, 2001, a total of 4.8 million shares had been purchased for $79,160.

        In December of 2001, the Company's Board of Directors cancelled the above authorization and reauthorized management to repurchase 1.5 million shares of the Company's common stock. As of December 28, 2002, a total of 0.8 million shares had been repurchased at a cost of $13,931.

(11)    EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is available to all eligible employees. Participants can elect to contribute up to 15% of annual pay, on a pretax and/or after-tax basis. The Company may also make basic, matching and/or supplemental contributions to the Plan. In 2001, the defined contribution plan covering the employees of Microflect was merged into the VERSP plan. In addition, the Company has a money purchase pension plan and a profit sharing plan covering the employees of PiRod, Inc., which were merged into the VERSP plan in 2002. The 2002, 2001 and 2000 Company contributions to these plans amounted to approximately $5,700, $6,200 and $6,300, respectively.

        The Company also offers a fully-funded, non-qualified deferred contribution plan for certain Company executives who otherwise would be limited in making pretax contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were $9.8 million and $11.0 million at December 28, 2002 and December 29, 2001, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets.

(12)    RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general & administrative expenses" on the income statement. Research and development expenses were approximately $5,400 in 2002, $3,900 in 2001, and $4,400 in 2000.

(13)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 28, 2002, the carrying amount of the Company's long-term debt was $166,391 with an estimated fair value of approximately $173,932.

(14)    GUARANTEES

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that, at the time a company issues a guarantee, the recognition of an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        The Company has guaranteed the repayment of two bank loans of certain nonconsolidated equity investees. The guarantees continue until the loans, including accrued interest and fees have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 28, 2002, the maximum amount of the guarantees was approximately $4.2 million. These loan guarantees are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to the Company. In connection with certain operating leases, the Company issued residual value guarantees. These guarantees provide that, if the Company does not purchase the leased property from the lessor at the end of the lease term, the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 28, 2002, the maximum amount of the residual value guarantees was approximately $40 million. The Company believes that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to the Company currently exists.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual for the years ended December 28, 2002 and December 29, 2001 were as follows:

	2002	2001
Balance, beginning of period	$6,568	$6,045
Payments made	(7,559)	(7,706)
Change in liability for warranties issued during the period	7,720	8,406
Change in liability for preexisting warranties	(279)	(177)

Balance, end of period	$6,450	$6,568

(15)    STOCKHOLDERS' RIGHT PLAN

        Each share of common stock carries with it one half preferred stock purchase right ("Right"). The Right becomes exercisable ten days after a person (other than Robert B. Daugherty and his related persons and entities) acquires or commences a tender offer for 15% or more of the Company's common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $100, subject to adjustment. The Right expires on December 19, 2005 and may be redeemed at the option of the Company at $.01 per Right, subject to adjustment. Under certain circumstances, if (i) any person becomes an Acquiring Person or (ii) the Company is acquired in a merger or other business combination, each holder of a Right (other than the Acquiring Person) will have the right to receive, upon exercise of the Right, shares of common stock (of the Company under (i) and of the acquiring company under (ii)) having a value of twice the exercise price of the Right.

(16)    ACQUISITIONS

        On March 30, 2001, the Company's wireless communication segment acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles located in Plymouth, Indiana. The Company issued 1.2 million shares of Company common stock and $33.4 million of cash was paid to retire PiRod long-term debt. The excess of purchase price over fair value of net assets acquired was $5.4 million and was recorded as goodwill. Intangible assets arising from the transaction are being amortized over their estimated useful lives. The Company's summary proforma results of operations for the fifty-two and fifty-three week periods ended December 29, 2001 and December 30, 2000, respectively, assuming the transaction occurred at the beginning of the periods presented are as follows:

	Fifty-two and Fifty-three Weeks Ended
	December 29, 2001	December 30, 2000
Net sales	$887,508	$929,906
Net earnings	27,676	36,436
Earnings per share—diluted	1.11	1.46

        During 2000 the Company's Irrigation segment invested $6.6 million cash in the investment in a new irrigation equipment manufacturing plant in the United Arab Emirates; a majority ownership in an irrigation products distribution joint venture located in China; and in minority positions in an irrigation dealership located in Kansas and an irrigation products distribution operation in Argentina. The Coatings segment invested $40.8 million in facilities located in Illinois, Minnesota, California and Iowa. The Poles segment invested $12.7 million in an aluminum pole manufacturer in Minnesota and a minority interest in a joint venture in Mexico. The Tubing segment invested $3.1 million in a tubing business in Nebraska. The excess of purchase price over fair value of net assets acquired in 2000 was $33 million.

        All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

(17)    BUSINESS SEGMENTS

        The Company has aggregated its businesses into five reportable segments:

          POLES:    This segment consists of the manufacture of engineered metal structures for the lighting and traffic and utility industries;

          WIRELESS COMMUNICATION:    This segment consists of the manufacture of tower and pole structures and components for the wireless telephone industry;

          COATINGS:    This segment consists of coatings services for industrial customers;

          IRRIGATION:    This segment consists of the manufacture of irrigation equipment and related parts and services to agricultural customers; and

          TUBING:    This segment consists of the manufacture of tubular products for industrial customers.

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development, machine tool accessories and industrial fasteners, are reported in the "Other" category. Prior period information is presented in accordance with the current reportable segment structure.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions or income taxes to its business segments. All Corporate expenses and assets are allocated to the business segments. Intersegment sales prices are both cost and market based.

Summary by Business Segments

	2002	2001	2000
SALES:
Poles:
Lighting & Traffic	$231,894	$218,122	$211,374
Utility	127,312	135,876	98,677

Poles segment	359,206	353,998	310,051
Wireless Communication:
Structures	47,030	80,451	63,399
Components	30,460	41,107	29,180

Wireless Communication segment	77,490	121,558	92,579
Coatings segment	111,704	116,245	116,115
Irrigation segment	264,844	238,657	291,148
Tubing segment	57,716	51,881	58,515
Other	16,974	20,153	27,130

Total	887,934	902,492	895,538
INTERSEGMENT SALES:
Poles—Lighting	—	—	71
Coatings	15,669	17,048	21,968
Irrigation	162	78	7,583
Tubing	12,326	9,513	15,218
Other	4,879	3,473	4,569

Total	33,036	30,112	49,409
NET SALES:
Poles segment:
Lighting & Traffic	231,894	218,122	211,303
Utility	127,312	135,876	98,677

Poles segment	359,206	353,998	309,980
Wireless Communication segment:
Structures	47,030	80,451	63,399
Components	30,460	41,107	29,180

Wireless Communication segment	77,490	121,558	92,579
Coatings segment	96,035	99,197	94,147
Irrigation segment	264,682	238,579	283,565
Tubing segment	45,390	42,368	43,297
Other	12,095	16,680	22,561

Total	$854,898	$872,380	$846,129

OPERATING INCOME (LOSS):
Poles segment	34,171	34,095	21,657
Wireless Communication segment	(2,958)	(1,553)	2,301
Coatings segment	10,710	9,391	13,466
Irrigation segment	24,050	15,452	21,218
Tubing segment	6,459	5,800	7,579
Other	(2,143)	1,836	1,035

Total	70,289	65,021	67,256
Interest expense, net	(10,674)	(16,030)	(16,020)
Miscellaneous	(337)	(524)	(1,198)

Earnings before income taxes, minority interest, and equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	$59,278	$48,467	$50,038

TOTAL ASSETS:
Poles	$202,046	$202,933	$210,525
Wireless Communication	85,161	102,541	62,487
Coatings	101,736	104,675	105,069
Irrigation	148,373	140,527	177,541
Tubing	31,432	29,079	31,522
Other	9,823	9,142	12,991

Total	$578,571	$588,897	$600,135

CAPITAL EXPENDITURES:
Poles	$4,269	$14,678	$24,864
Wireless Communication	986	1,776	1,911
Coatings	5,428	2,063	4,260
Irrigation	2,032	4,721	14,853
Tubing	1,061	2,283	432
Other	166	131	136

Total	$13,942	$25,652	$46,456

DEPRECIATION AND AMORTIZATION:
Poles	$13,987	$12,303	$10,012
Wireless Communication	3,894	4,325	829
Coatings	5,153	7,800	7,624
Irrigation	8,740	9,816	9,147
Tubing	2,072	2,054	1,917
Other	96	26	741

Total	$33,942	$36,324	$30,270

Summary by Geographical Area by Location of Valmont Facilities:

	2002	2001	2000
NET SALES:
United States	$687,802	$725,643	$689,353
France	50,826	52,593	55,379
Other	116,270	94,144	101,397

Total	$854,898	$872,380	$846,129

OPERATING INCOME:
United States	$55,605	$54,610	$56,648
France	2,537	2,551	3,279
Other	12,147	7,860	7,329

Total	$70,289	$65,021	$67,256

LONG-LIVED ASSETS:
United States	$250,870	$274,501	$258,384
France	12,807	11,806	13,443
Other	19,966	17,992	15,249

Total	$283,643	$304,299	$287,076

        No single customer accounted for more than 10% of net sales in 2002, 2001, or 2000. Net sales by geographical area are based on the location of the facility producing the sales.

        Operating income by business segment and geographical areas are based on net sales less identifiable operating expenses and allocations.

        Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill and other assets. Long-lived assets by geographical area are based on location of facilities.

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
	Net Sales	Gross Profit						Dividends Declared
			Amount	Basic	Diluted	High	Low
2002
First	$208,648	$55,233	$6,769	$0.28	$0.28	$21.40	$14.15	$0.065
Second	225,090	61,082	10,306	0.43	0.42	21.40	16.61	0.075
Third	205,504	54,803	8,050	0.33	0.32	25.15	18.32	0.075
Fourth	215,656	60,358	8,504	0.36	0.35	25.50	17.24	0.075

Year	$854,898	$231,476	$33,629	$1.40	$1.37	$25.50	$14.15	$0.29

2001
First	$204,267	$49,738	$4,791	$0.20	$0.20	$20.69	$14.50	$0.065
Second	232,889	59,232	8,468	0.34	0.34	18.30	14.12	0.065
Third	209,287	53,134	6,951	0.28	0.28	18.16	12.12	0.065
Fourth	225,937	55,517	6,483	0.26	0.26	16.38	12.51	0.065

Year	$872,380	$217,621	$26,693	$1.10	$1.09	$20.69	$12.12	$0.26

2000
First	$196,838	$49,901	$7,529	$0.32	$0.32	$20.25	$14.50	$0.065
Second	224,876	57,241	9,065	0.39	0.38	20.00	15.94	0.065
Third	201,676	51,075	6,885	0.30	0.29	21.69	17.13	0.065
Fourth	222,739	53,666	6,921	0.30	0.29	21.69	13.88	0.065

Year	$846,129	$211,883	$30,400	$1.31	$1.28	$21.69	$13.88	$0.26

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Election of Directors", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 2002", "Options Exercised in Fiscal Year 2002 and Fiscal Year End Values", and "Long-Term Incentive Plans-Awards in Fiscal Year 2002" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Incorporated herein by reference to "Certain Shareholders" on page 4 of the Company's Proxy Statement for the 2003 Annual Shareholders' Meeting.

Equity Compensation Plan Information

        The following table provides information about the Company's stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 28, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,468,788	17.67	1,710,335
Equity compensation plans not approved by security holders	—		—

Total	3,468,788		1,710,335

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.    CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Independent Auditors' Report	28
	Consolidated Balance Sheets—December 28, 2002 and December 29, 2001	30
	Consolidated Statements of Operations—Three-Year Period Ended December 28, 2002	29
	Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 28, 2002	32
	Consolidated Statements of Cash Flows—Three-Year Period Ended December 28, 2002	31
	Notes to Consolidated Financial Statements—Three-Year Period Ended December 28, 2002	33-48
	The following financial statement schedule of the Company is included herein:
	Consolidated Financial Statement Schedule Supporting Consolidated Financial Statement
	Independent Auditors' Report on Financial Statement Schedule	52
	SCHEDULE II—Valuation and Qualifying Accounts	53
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.
	Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits. Index to Exhibits, Page 57
(b)	Reports on Form 8-K The Company filed no reports on Form 8-K during the fiscal quarter ended December 28, 2002.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Valmont Industries, Inc.

        We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 28, 2002 and December 29, 2001, and for each of the three years in the period ended December 28, 2002, and have issued our report thereon dated February 14, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in method of accounting for goodwill and intangible assets). Our audits also included the financial statement schedule of the Company listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 14, 2003

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 28, 2002 Reserve deducted in balance sheet from the asset to which it applies— Allowance for doubtful receivables	$4,842	745	1,630	3,957

Fifty-two weeks ended December 29, 2001 Reserve deducted in balance sheet from the asset to which it applies— Allowance for doubtful receivables	$3,505	3,700	2,363	4,842

Fifty-three weeks ended December 30, 2000 Reserve deducted in balance sheet from the asset to which it applies— Allowance for doubtful receivables	$3,203	1,887	1,585	3,505

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	3/28/03 Date
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	3/28/03 Date
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	3/28/03 Date
Robert B. Daugherty* Walter Scott, Jr.* Thomas F. Madison* Charles D. Peebler, Jr.*	John E. Jones* Kenneth E. Stinson* Stephen R. Lewis, Jr.*

        * Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 28th day of March, 2003. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

CERTIFICATIONS

I, Mogens C. Bay, certify that:

        1.    I have reviewed this annual report on Form 10-K of Valmont Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003
/s/ MOGENS C. BAY Mogens C. Bay Chairman and Chief Executive Officer

I, Terry J. McClain, certify that:

        1.    I have reviewed this annual report on Form 10-K of Valmont Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3(i)	—	The Company's Certificate of Incorporation, as amended. This document was filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 and is incorporated herein by reference.
Exhibit 3(ii)	—
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
Exhibit 4(iv)	—
The Company's Credit Agreement with Prudential Insurance Company of America dated September 10, 1999. This document was filed as Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(i)*	—	The Company's 1988 Stock Plan and certain amendments.
Exhibit 10(ii)	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(iii)	—	The Company's 1999 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999 and is incorporated herein by reference.
Exhibit 10(iv)	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and is incorporated herein by this reference.
Exhibit 10(v)	—
The Valmont Executive Incentive Plan, as amended. This document was filed as Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and is incorporated herein by this reference.
Exhibit 10(vi)	—
The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1998 and is incorporated herein by reference.
Exhibit 10(vii)	—	VERSP Restoration Plan. This document was filed as Exhibit 10 to the Company's Registration Statement on Form S-8 (333-64170) and is incorporated herein by this reference.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte and Touche LLP.
Exhibit 24*	—	Power of Attorney.
Exhibit 99.1*	—	Section 906 Certifications

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