Form 10-Q
period 2003-03-29
VALMONT INDUSTRIES INC
filed 2003-05-09
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
OR
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

23,857,338
Outstanding shares of common stock as of April 24, 2003

Index is located on page 2.

Total number of pages 20.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen weeks ended March 29, 2003 and March 30, 2002	3
	Condensed Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 2003 and March 30, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	$207,294	$208,648
Cost of sales	154,441	153,415

Gross profit	52,853	55,233
Selling, general and administrative expenses	37,802	39,313

Operating income	15,051	15,920

Other income (deductions):
Interest expense	(2,685)	(3,199)
Interest income	234	335
Miscellaneous	(38)	(306)

	(2,489)	(3,170)

Earnings before income taxes, minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	12,562	12,750

Income tax expense (benefit):
Current	3,143	5,727
Deferred	1,505	(1,004)

	4,648	4,723

Earnings before minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	7,914	8,027
Minority interest (after tax)	(271)	20
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	(350)	(778)
Cumulative effect of change in accounting principle (Note 2)	—	(500)

Net earnings	$7,293	$6,769

Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.31	$0.30
Cumulative effect of change in accounting principle	—	(0.02)

Earnings per share—Basic	$0.31	$0.28

Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.30	$0.30
Cumulative effect of change in accounting principle	—	(0.02)

Earnings per share—Diluted	$0.30	$0.28

Cash dividends per share	$0.075	$0.065

Weighted average number of shares of common stock outstanding (000 omitted)	23,878	24,033

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,388	24,344

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 29, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$23,330	$19,514
Receivables, net	131,997	132,697
Inventories	121,117	120,837
Prepaid expenses	5,560	4,868
Refundable and deferred income taxes	11,719	17,012

Total current assets	293,723	294,928

Property, plant and equipment, at cost	422,262	415,828
Less accumulated depreciation and amortization	231,731	222,653

Net property, plant and equipment	190,531	193,175

Goodwill	55,730	55,671
Other intangible assets, net	15,323	15,646
Other assets	17,852	19,151

Total assets	$573,159	$578,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$10,790	$10,849
Notes payable to banks	21,806	3,149
Accounts payable	52,616	55,198
Accrued expenses	51,170	69,828
Dividends payable	1,792	1,792

Total current liabilities	138,174	140,816

Deferred income taxes	18,993	18,240
Long-term debt, excluding current installments	145,530	155,542
Minority interest in consolidated subsidiaries	7,136	6,582
Other noncurrent liabilities	15,335	15,371
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	294,510	289,105
Accumulated other comprehensive loss	(8,758)	(10,049)
Treasury stock	(65,661)	(64,936)

Total shareholders' equity	247,991	242,020

Total liabilities and shareholders' equity	$573,159	$578,571

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net cash flows from operations	$2,322	$14,727

Cash flows from investing activities:
Purchase of property, plant & equipment	(5,430)	(3,753)
Proceeds from sale of property and equipment	24	341
Other, net	1,032	(857)

Net cash flows from investing activities	(4,374)	(4,269)

Cash flows from financing activities:
Net borrowings under short-term agreements	18,384	4,653
Proceeds from long-term borrowings	102	369
Principal payments on long-term obligations	(10,176)	(12,784)
Dividends paid	(1,792)	(1,593)
Proceeds from exercises under stock plans	170	338
Purchase of common treasury shares:
Stock repurchase program	(880)	(6,791)
Stock plan exercises	(221)	(77)

Net cash flows from financing activities	5,587	(15,885)

Effect of exchange rate changes on cash and cash equivalents	281	(89)

Net change in cash and cash equivalents	3,816	(5,516)
Cash and cash equivalents—beginning of period	19,514	24,522

Cash and cash equivalents—end of period	$23,330	$19,006

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 29, 2003 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 29, 2003 and March 30, 2002 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 29, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 28, 2002 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2002. The results of operations for the period ended March 29, 2003 are not necessarily indicative of the operating results for the full year.

Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At March 29, 2003, 1,709,993 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

        The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	March 29, 2003	March 30, 2002
Net earnings
Net income as reported	$7,293	$6,769
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$748	$578

Pro forma net income	$6,545	$6,191

Earnings per share
As reported: Basic	$0.31	$0.28

Diluted	$0.30	$0.28

Pro forma: Basic	$0.27	$0.26

Diluted	$0.27	$0.25

2.    Goodwill and Intangible Assets

        Effective December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment at December 31, 2001 by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million loss ($0.02 per diluted share) on the Condensed Consolidated Statement of Operations for the thirteen weeks ended March 30, 2002 related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services. Fair value was determined using a discounted cash flow methodology.

        The Company's annual impairment testing on its reporting units was performed during the third quarter of 2002. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet at December 28, 2002 were not impaired.

Amortized Intangible Assets

        The components of amortized intangible assets at March 29, 2003 and December 28, 2002 are as follows:

	As of March 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,917	12 years
Proprietary Software & Database	1,650	660	5 years

	$13,150	$2,577

	As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,677	12 years
Proprietary Software & Database	1,650	577	5 years

	$13,150	$2,254

        Amortization expense for intangible assets during the first quarter of 2003 and 2002 was $322 and $335, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958
2008	958

Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirteen weeks ended March 29, 2003.

Goodwill

        The carrying amount of goodwill as of March 29, 2003 is as follows:

	Poles Segment	Wireless Comm Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 28, 2002	$6,795	$5,441	$42,192	$981	$262	$55,671
Impairment charge	—	—	—	—	—	—
Foreign Currency Translation	59	—	—	—	—	59

Balance March 29, 2003	$6,854	$5,441	$42,192	$981	$262	$55,730

        The carrying amount of goodwill as of March 30, 2002 is as follows:

	Poles Segment	Wireless Comm Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$6,513	$5,441	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	—	(500)	—	(500)
Foreign Currency Translation	(18)	—	—	—	—	(18)

Balance March 30, 2002	$6,495	$5,441	$42,192	$981	$262	$55,371

3.    Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 30, 2002	March 29, 2003
Interest	$2,692	$3,178
Income Taxes	(1,416)	6,160

4.    Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC EPS	DILUTIVE EFFECT OF STOCK OPTIONS	DILUTED EPS
Thirteen weeks ended March 29, 2003:
Net earnings	$7,293	—	$7,293
Shares outstanding	23,878	510	24,388
Per share amount	$0.31	—	$0.30
Thirteen weeks ended March 30, 2002:
Net earnings	$6,769	—	$6,769
Shares outstanding	24,033	311	24,344
Per share amount	$0.28	—	$0.28

5.    Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of other comprehensive income.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Net earnings	$7,293	$6,769
Currency translation adjustment	1,290	(788)

Total comprehensive income	$8,583	$5,981

6.    Business Segments

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

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development machine tool accessories and industrial fasteners, are reported in the "Other" category.

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Sales:
Poles segment:
Lighting & Traffic	$56,577	$50,612
Utility	24,308	38,270

Poles segment	80,885	88,882
Wireless Communication segment:
Structures	3,430	6,029
Components	7,565	11,027

Wireless Communication segment	10,995	17,056
Coatings segment	27,162	27,549
Irrigation segment	75,569	65,360
Tubing segment	16,461	13,878
Other	4,616	4,108

	215,688	216,833
Intersegment Sales:
Coatings	3,052	4,294
Irrigation	27	56
Tubing	4,628	2,844
Other	687	991

	8,394	8,185
Net Sales
Poles	80,885	88,882
Wireless Communication	10,995	17,056
Coatings	24,110	23,255
Irrigation	75,542	65,304
Tubing	11,833	11,034
Other	3,929	3,117

Consolidated Net Sales	$207,294	$208,648

Operating Income
Poles	$5,388	$7,374
Wireless Communication	(3,173)	(2,361)
Coatings	1,633	2,244
Irrigation	10,009	7,290
Tubing	1,616	1,562
Other	(422)	(189)

Total Operating Income	$15,051	$15,920

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

        We report our businesses as five reportable segments. See Note 6 to the Condensed Consolidated Financial Statements. After the end of the first quarter of fiscal 2003, we reorganized the management reporting structure of the Wireless Communication segment in order to reduce costs and better utilize the talents and capabilities inside that segment. As a result, Wireless Communication will report to and become part of the Poles segment. The new organization will be named the Engineered Support Structures segment and will commence reporting in the second quarter of fiscal 2003.

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002	% Incr. (Decr)
Consolidated
Net sales	$207,294	$208,648	-0.6%
Gross profit	52,853	55,233	-4.3%
as a percent of sales	25.5%	26.5%
SG&A expense	37,802	39,313	-3.8%
as a percent of sales	18.2%	18.8%
Operating income	15,051	15,920	-5.5%
as a percent of sales	7.3%	7.6%
Net interest expense	2,451	2,864	-14.4%
Effective tax rate	37.0%	37.0%
Net earnings	7,293	6,769	7.7%
Earnings per share	0.30	0.28	7.5%
Infrastructure businesses:
Poles segment:
Net sales	80,885	88,882	-9.0%
Operating income	5,388	7,374	-26.9%
Wireless Communication segment
Net sales	10,995	17,056	-35.5%
Operating income (loss)	(3,173)	(2,361)	-34.4%
Coatings segment
Net sales	24,110	23,255	3.7%
Operating income	1,633	2,244	-27.2%

Total Infrastructure businesses:
Net sales	115,990	129,193	-10.2%
Operating income	3,848	7,257	-47.0%
Agricultural businesses:
Irrigation segment
Net sales	75,542	65,304	15.7%
Operating income	10,009	7,290	37.3%
Tubing segment
Net sales	11,833	11,034	7.2%
Operating income	1,616	1,562	3.5%
Total Agricultural businesses:
Net sales	87,375	76,338	14.5%
Operating income	11,625	8,852	31.3%
Other
Net sales	3,929	3,117	26.1%
Operating income (loss)	(422)	(189)	123.3%

  Consolidated

        Net sales for the first quarter of 2003 were virtually unchanged as compared with the same period in 2002, as increased sales in the Irrigation, Tubing and Coatings segments were offset by decreases in the Poles and Wireless Communication segments. Gross profit as a percent of sales decreased, as higher margins in the Irrigation segment were more than offset by lower margins in the other segments. Lower sales volumes and pricing pressures negatively impacted gross profit margins in the Wireless Communication segment and the Utility product line in the Poles segment. The Coatings segment's gross profit margins were impacted by an unfavorable sales mix and lower sales volumes in our galvanizing plants. Lower sales and production volumes negatively impact gross profit as fixed factory costs are incurred despite the decrease in production levels. The decrease in selling, general and administrative (SG&A) expenses primarily related to reduced provisions for incentive payments this year. The decrease in net interest expense was due to lower average borrowing levels in 2003 as compared with 2002. The improvement in net earnings is mainly due to lower operating income offset by:

  •
  Lower interest expenses;

  •
  A $0.5 million charge to earnings in 2002 related to a change in accounting principle, and;

  •
  Lower losses in non-consolidated subsidiaries, particularly in our investment in an Argentine irrigation distributor. In the first quarter of 2002, an economic crisis in Argentina led to losses in this operation. Economic conditions in the agricultural sector have stabilized somewhat in 2003.

  Poles segment

        In the Poles segment, the sales decrease was due to lower North American Utility sales, offset to a degree by improved Lighting and Traffic sales. In North America, an economic slowdown and high debt levels in utility companies and independent power producers have resulted in reduced capital spending for electrical transmission and distribution. Accordingly, we have experienced lower demand for poles used for electrical transmission, distribution and substations. Lower market demand has also resulted in increased pricing pressures and lower gross profit margins. Also, 2002 sales were aided by a large order to replace storm-damaged poles and a record backlog starting off the year. Utility backlogs at year-end 2002 were nearly 70% lower than at year-end 2001. In the Lighting and Traffic product line, sales improved over the first quarter of 2002, as funding for government road and highway programs continue to support sales volumes.

        In Europe, lighting sales and profits increased from 2002, as we increased our geographic market coverage. In China, sales and profitability were level with 2002.

        Operating income in the Poles segment decreased due to the lower sales volumes and lower profit margins associated with pricing pressures in the Utility product line (which reduced operating income by approximately $0.6 million this quarter) and less efficient factory operations caused by lower production volumes. While we have reduced factory spending in response to lower production volumes, certain fixed costs were incurred despite the volume change, an unfavorable impact on gross profit and operating income of approximately $1.4 million this year. SG&A spending decreased approximately $1.0 million this year, due mainly to lower incentives and sales commissions.

  Wireless Communication segment

        Sales and profits in the Wireless Communication segment sales decreased as compared with 2002, as the communication market further weakened this year. Wireless service providers continue to restrict their capital spending on poles, towers and components to focus on generating free cash flow and improving their balance sheets by paying down debt. These market conditions have also resulted in continued pricing pressure on current sales, which further hampered profitability. We have continued to reduce spending levels to reduce the impact on earnings caused by these weak market conditions. North America factory and SG&A spending has been reduced by approximately $1.5 million this year, as compared with the first quarter of 2002. Sales and profits in China, while profitable, are down from 2002 first quarter levels. As the Chinese wireless networks are becoming more developed, we believe the growth in spending on new sites will decrease over time.

        In order to make better use of the skills and manufacturing capabilities of this segment, our Wireless Communication segment has been working with our Poles segment to provide new sign structures to help us increase our sales in that market. We plan to further pursue this activity by reorganizing the management reporting structure in this segment. Starting in the second quarter of 2003, Wireless Communication will report to the Poles segment, which will be named the Engineered Support Structures segment. This action should help us combine the resources and skills of these two divisions and help us provide a wider range of support structures to new and existing markets, develop and distribute new products more efficiently and reduce our total cost structure.

  Coatings segment

        Coatings segment sales increased mainly due to sales increases at one location, where we provide assembly services to one customer in addition to coating services. At our other locations, sales decreased due to general weakness in the U.S. industrial economy and lower sales to our other units, mainly the Poles segment. The decrease in operating income was attributable to these generally lower sales and less coverage of fixed factory expenses.

  Irrigation segment

        The sales increase in the Irrigation segment was due to improved market conditions in most areas around the world. In North America, general dry growing conditions in 2002, improvement in some commodity prices, continued low interest rates and the passage of the U.S. farm bill in 2002 all contributed to higher sales in 2003, as compared with 2002. In International markets, sales were higher in most markets, except the Middle East, where political turmoil and the war in Iraq resulted in lower sales. In Brazil, higher crop prices and favorable government support programs led to better market conditions. In South Africa and Australia, dry growing conditions and higher crop prices drove higher sales volumes. Our overall strategy of local manufacturing presence in key center pivot markets has continued to help us be competitive against local competition in light of changing market, economic and political conditions.

        The increase in the Irrigation segment's operating income related mainly to the sales increases achieved in 2003. In North America, improved pricing conditions and SG&A expense control also contributed to the improved to the operating income increase. The net impact of pricing and operational actions to improve margins is estimated at approximately $1.0 million.

  Tubing segment

        Tubing segment sales increased mainly due to new product introductions. These sales increases led to improved earnings, although pricing pressures in certain cases resulted in lower gross profit margins. Good factory performance and SG&A expense control also contributed to the increase in earnings.

  Other

        Other businesses include the manufacture of machine tool accessories, distribution of industrial fasteners and the development of wind energy structures. The increase in sales this year was the result of higher sales in the machine tool accessory business. The decrease in earnings relates to increased spending for wind energy development activities.

Liquidity and Capital Resources

        Net working capital was $155.5 million at March 29, 2003, as compared with $154.1 million at December 28, 2002. The ratio of current assets to current liabilities was 2.13:1 at March 29, 2003, as compared with 2.09:1 at December 28, 2002. Operating cash flows were $2.3 million for the thirteen-week period ended March 29, 2003, as compared with $14.7 million for the same period in 2002. The main reasons for the lower 2003 operating cash flows were increased payments for 2002 employee incentives paid in 2003 and higher inventories. Inventory levels were similar to those at December 28, 2002 and up approximately $7 million from March 30, 2002. The inventory increase was mainly due to higher international irrigation inventories to support higher demand, and foreign currency translation impacts this year, as the U.S. dollar has weakened against a number of foreign currencies, including the Euro and the South African Rand. We estimate the impact of currency fluctuations on inventory balances this quarter was an increase of approximately $3.6 million, as compared with March 30, 2002. Capital expenditures and depreciation and amortization expenses for the thirteen-week periods ended March 29, 2003 and March 30, 2002 were as follows (in millions of dollars):

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Capital expenditures	$5.4	$3.8
Depreciation and amortization	8.5	8.1

        There were no acquisitions completed in the first quarter of either 2003 or 2002.

        We have historically funded our growth through a combination of cash generated from operations and debt financing. We have an internal objective to maintain long-term debt at or below 40% of invested capital. At March 29, 2003, our long-term debt to invested capital ratio is 33.4%. Unless we engage in significant acquisition activity, we expect to maintain this ratio below 40%.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. We currently maintain $21.1 million in short-term bank credit lines, of which $2.6 million was unused at

March 28, 2003. Our long-term debt consists primarily of fixed rate unsecured promissory notes of $90 million with a weighted average interest rate of 7.77% and a variable rate revolving credit line. The revolving credit line is for a maximum of $150 million, of which $46 million was outstanding at March 29, 2003. The interest rate on the revolving credit line was approximately 2.06% at March 29, 2003. We are compliance with all debt covenants at March 29, 2003.

        In December 2001, our Board of Directors authorized a repurchase of up to 1.5 million shares of our common stock. As of March 29, 2003, 852,200 shares have been repurchased under this authorization for a total of $14.8 million.

        We believe that operating cash flows and our available credit facilities will be adequate for 2003 planned capital spending, dividends and other financial obligations. We also believe we will have adequate financial resources to take advantage of opportunities to grow our businesses and markets. There have been no material changes to our financial and contractual obligations or other commercial commitments disclosed on pages 22 and 23 in our Form 10-K for the fiscal year ended December 29, 2002.

Outlook for Remainder of 2003

        In the Engineered Support Structures segment, we expect the Lighting and Traffic product line to be relatively strong, with Utility sales to remain weak for the remainder of 2003. We also do not anticipate that the Wireless Communication markets will improve over the short term. We will continue to focus on lowering our cost structure and broadening our product offerings while looking for new opportunities for this or other markets that Valmont serves. In the Irrigation segment, we are nearing the end of the spring sales season in the U.S. and it is too early to tell what market conditions will be in the 2003 fall selling season. We are expecting lower sales in the Middle East this year, until the political turmoil eases. Otherwise, markets in South Africa and South America are expected to be relatively strong. In summary, due to weak conditions in Wireless Communication and Utility markets, we expect earnings for the 2003 fiscal year to be flat to slightly down as compared with 2002. In the meantime, we plan to use our skills, capabilities, strong market presence and commitment to customer service to attract new customers and take advantage of growth opportunities. We also plan to continue to reduce costs where feasible. Even though some of the markets we participate in are in down cycles, we expect to generate strong cash flows.

Critical Accounting Policies

        There have been no changes in the Company's critical accounting policies during the quarter ended March 29, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the first quarter ended March 29, 2003. For additional information, refer to the section "Risk Management" on pages 23 and 24 of our Form 10-K for the fiscal year ended December 28, 2002.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Valmont's annual meeting of stockholders was held on April 28, 2003. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touch LLP to audit the Company's financial statements for fiscal 2003. For the annual meeting there were 23,883,485 shares outstanding and eligible to vote of which 19,811,538 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld
Robert B. Daugherty	19,700,277	111,261
Charles D. Peebler, Jr.	19,701,077	110,461
Kenneth E. Stinson	19,702,177	109,361

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2003:

For	19,597,740
Against	60,906
Abstain	152,892

ITEM 5.    OTHER INFORMATION

        On April 28, 2003, the Company's Board of Directors authorized a quarterly cash dividend on common stock of 8.0 cents per share, payable July 15, 2003, to stockholders of record June 27, 2003. The indicated annual dividend rate is 32 cents per share.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
99.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
  (b)
  Reports on Form 8-K

            The Company furnished its press release with earnings information on the Company's quarter ended March 29, 2003 on Form 8-K dated April 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 9th day of May, 2003.

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer

QuickLinks

INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION
SIGNATURES