Form 10-Q
period 2003-06-28
VALMONT INDUSTRIES INC
filed 2003-08-08
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number:  0-3701

VALMONT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-0351813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Valmont Plaza, Omaha, Nebraska	68154-5215
(Address of principal executive offices)	(Zip Code)

402-963-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes  ☐ No

23,772,953

Outstanding shares of common stock as of July 18, 2003

Index is located on page 2.

Total number of pages 21.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$200,666	$225,090	$407,960	$433,738
Cost of sales	149,178	164,008	303,619	317,423
Gross profit	51,488	61,082	104,341	116,315
Selling, general and administrative expenses	37,757	41,500	75,559	80,813
Operating income	13,731	19,582	28,782	35,502
Other income (deductions):
Interest expense	(2,631)	(3,053)	(5,316)	(6,252)
Interest income	317	194	551	529
Miscellaneous	(117)	(259)	(155)	(565)
	(2,431)	(3,118)	(4,920)	(6,288)
Earnings before income taxes, minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	11,300	16,464	23,862	29,214
Income tax expense (benefit):
Current	3,699	5,549	6,842	11,276
Deferred	415	446	1,920	(558)
	4,114	5,995	8,762	10,718
Earnings before minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	7,186	10,469	15,100	18,496
Minority interest (after tax)	(717)	(438)	(988)	(418)
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	(102)	275	(452)	(503)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	(500)
Net earnings	$6,367	$10,306	$13,660	$17,075
Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.27	$0.43	$0.57	$0.73
Cumulative effect of change in accounting principle	—	—	—	(.02)
Earnings per share—Basic	$0.27	$0.43	$0.57	$0.71
Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.26	$0.42	$0.56	$0.72
Cumulative effect of change in accounting principle	—	—	—	(.02)
Earnings per share—Diluted	$0.26	$0.42	$0.56	$0.70
Cash dividends per share	$0.080	$0.075	$0.155	$0.140
Weighted average number of shares of common stock outstanding (000 omitted)	23,786	24,076	23,832	24,054
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,300	24,655	24,345	24,505

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 28, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$28,642	$19,514
Receivables, net	135,341	132,697
Inventories	115,973	120,837
Prepaid expenses	7,447	4,868
Refundable and deferred income taxes	10,268	17,012
Total current assets	297,671	294,928
Property, plant and equipment, at cost	428,336	415,828
Less accumulated depreciation and amortization	241,331	222,653
Net property, plant and equipment	187,005	193,175
Goodwill	55,845	55,671
Other intangible assets, net	15,001	15,646
Other assets	18,751	19,151
Total assets	$574,273	$578,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$11,778	$10,849
Notes payable to banks	12,415	3,149
Accounts payable	56,105	55,198
Accrued expenses	51,283	69,828
Dividends payable	1,915	1,792
Total current liabilities	133,496	140,816
Deferred income taxes	19,393	18,240
Long-term debt, excluding current installments	142,836	155,542
Minority interest in consolidated subsidiaries	8,274	6,582
Other noncurrent liabilities	15,818	15,371
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	298,827	289,105
Accumulated other comprehensive loss	(5,100)	(10,049)
Treasury stock	(67,171)	(64,936)
Total shareholders’ equity	254,456	242,020
Total liabilities and shareholders’ equity	$574,273	$578,571

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2003	June 29, 2002
Net cash flows from operations	$28,897	$30,598
Cash flows from investing activities:
Purchase of property, plant & equipment	(10,666)	(7,768)
Additional investment in nonconsolidated subsidiary	(735)	—
Proceeds from sale of property and equipment	63	223
Other, net	212	133
Net cash flows from investing activities	(11,126)	(7,412)
Cash flows from financing activities:
Net borrowings under short-term agreements	8,462	(1,306)
Proceeds from long-term borrowings	118	413
Principal payments on long-term obligations	(11,906)	(20,445)
Dividends paid	(3,461)	(3,190)
Proceeds from exercises under stock plans	416	1,179
Purchase of common treasury shares:
Stock repurchase program	(2,997)	(6,791)
Stock plan exercises	(276)	(518)
Net cash flows from financing activities	(9,644)	(30,658)
Effect of exchange rate changes on cash and cash equivalents	1,001	(130)
Net change in cash and cash equivalents	9,128	(7,602)
Cash and cash equivalents—beginning of period	19,514	24,522
Cash and cash equivalents—end of period	$28,642	$16,920

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of June 28, 2003 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002 and the Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 28, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 28, 2002 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2002. The results of operations for the period ended June 28, 2003 are not necessarily indicative of the operating results for the full year.

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At June 28, 2003, 1,667,993 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings
Net earnings as reported	$6,367	10,306	13,660	17,075
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	535	633	1,283	1,211
Pro forma net earnings	$5,832	9,673	12,377	15,864
Earnings per share
As reported: Basic	$0.27	0.43	0.57	0.71
Diluted	$0.26	0.42	0.56	0.70
Pro forma: Basic	$0.25	0.40	0.52	0.66
Diluted	$0.24	0.39	0.51	0.65

2.    Goodwill and Intangible Assets

Effective December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment at December 31, 2001 by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million loss ($0.02 per diluted share) on the Condensed Consolidated Statement of Operations for the twenty-six weeks ended June 29, 2002 related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services. Fair value was determined using a discounted cash flow methodology.

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2002. There have been no events or circumstances since the third quarter of 2002 that would require an interim impairment test on the Company’s reporting units.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Amortized Intangible Assets

The components of amortized intangible assets at June 28, 2003 and December 28, 2002 were as follows:

	As of June 28, 2003
	Gross Carrying	Accumulated
	Amount	Amortization	Life
Customer Relationships	$11,500	$2,156	12 years
Proprietary Software & Database	1,650	743	5 years
	$13,150	$2,899

	As of December 28, 2002
	Gross Carrying	Accumulated
	Amount	Amortization	Life
Customer Relationships	$11,500	$1,677	12 years
Proprietary Software & Database	1,650	577	5 years
	$13,150	$2,254

Amortization expense for intangible assets during the second quarter of 2003 and 2002 was $322 and $309, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 28, 2003, and June 29, 2002 was $644 and $644, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated
Amortization
Expense
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958
2008	958

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirteen or twenty-six weeks ended June 28, 2003.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Goodwill

The carrying amount of goodwill as of June 28, 2003 was as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 28, 2002	$12,236	$42,192	$981	$262	$55,671
Impairment charge	—	—	—	—	—
Foreign Currency Translation	174	—	—	—	174
Balance June 28, 2003	$12,410	$42,192	$981	$262	$55,845

The carrying amount of goodwill as of June 29, 2002 is as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$11,954	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	(500)	—	(500)
Foreign Currency Translation	187	—	—	—	187
Balance June 29, 2002	$12,141	$42,192	$981	$262	$55,576

3.    Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 28,	June 29,
	2003	2002
Interest	$5,324	$6,185
Income Taxes	175	16,546

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4.    Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC	DILUTIVE EFFECT	DILUTED
	EPS	OF STOCK OPTIONS	EPS
Thirteen weeks ended June 28, 2003:
Net earnings	$6,367	—	$6,367
Shares outstanding	23,786	514	24,300
Per share amount	$0.27	.01	$0.26
Thirteen weeks ended June 29, 2002:
Net earnings	$10,306	—	$10,306
Shares outstanding	24,076	579	24,655
Per share amount	$0.43	.01	$0.42
Twenty-six weeks ended June 28, 2003:
Net earnings	$13,660	—	$13,660
Shares outstanding	23,832	513	24,345
Per share amount	$0.57	.01	$0.56
Twenty-six weeks ended June 29, 2002:
Net earnings	$17,075	—	$17,075
Shares outstanding	24,054	451	24,505
Per share amount	$0.71	.01	$0.70

5.    Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Net earnings	$6,367	$10,306	$13,660	$17,075
Currency translation adjustment	3,659	2,244	4,949	1,456
Total comprehensive income	$10,026	$12,550	$18,609	$18,531

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6.    Business Segments

In the second quarter of fiscal 2003, the Company reorganized the management reporting structure of the Wireless Communication segment in order to reduce costs and better utilize the talents and capabilities inside that segment. Accordingly, this segment was combined with the Poles segment and is now the Engineered Support Structures segment. The Company reports its businesses as four reportable segments:

Engineered Support Structures:  This segment consists of the manufacture of engineered metal structures and components for the lighting, traffic, utility and wireless communication industries;

Coatings:  This segment consists of galvanizing, anodizing and powder coating services;

Irrigation:  This segment consists of the manufacture of agricultural irrigation equipment and related parts and services; and

Tubing:  This segment consists of the manufacture of tubular products for industrial customers.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

In addition to these four reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development, machine tool accessories and industrial fasteners, are reported in the “Other” category. Prior period information is presented in accordance with the current reportable segment structure.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$62,434	$57,374	$119,011	$107,986
Utility	14,877	39,367	39,185	77,637
Wireless Communication	16,098	18,529	27,093	35,585
	93,409	115,270	185,289	221,208
Coatings segment	23,556	26,943	50,718	54,492
Irrigation segment	71,344	70,583	146,913	135,943
Tubing segment	14,015	15,867	30,476	29,745
Other	4,461	4,265	9,077	8,373
	206,785	232,928	422,473	449,761
Intersegment Sales:
Coatings	2,509	3,919	5,561	8,213
Irrigation	114	25	141	81
Tubing	2,922	2,885	7,550	5,729
Other	574	1,009	1,261	2,000
	6,119	7,838	14,513	16,023
Net Sales
Engineered Support Structures	93,409	115,270	185,289	221,208
Coatings	21,047	23,024	45,157	46,279
Irrigation	71,230	70,558	146,772	135,862
Tubing	11,093	12,982	22,926	24,016
Other	3,887	3,256	7,816	6,373
Consolidated Net Sales	$200,666	$225,090	$407,960	$433,738
Operating Income
Engineered Support Structures	$3,107	$8,139	$5,322	$13,152
Coatings	1,104	2,528	2,737	4,772
Irrigation	8,721	7,929	18,730	15,219
Tubing	1,385	1,633	3,001	3,195
Other	(586)	(647)	(1,008)	(836)
Total Operating Income	$13,731	$19,582	$28,782	$35,502

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Future economic and market circumstances, industry conditions, Company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, actions and policy changes of domestic and foreign governments and other risks described from time to time in the Company’s reports to the Securities and Exchange Commission are examples of factors, among others, that could cause results to differ materially from those described in the forward-looking statements. The Company cautions that any forward-looking statements included in this report are made as of the date of this report.

We report our businesses as four reportable segments. See Note 6 to the Condensed Consolidated Financial Statements. In the second quarter of fiscal 2003, we reorganized the management reporting structure of the Wireless Communication segment in order to reduce costs and better utilize the talents and capabilities inside that segment. Accordingly, that segment was combined with the Poles segment. This new segment is named the Engineered Support Structures segment.

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Consolidated
Net sales	$200,666	$225,090	-10.9%	$407,960	$433,738	-5.9%
Gross profit	$51,488	61,082	-15.7%	$104,341	116,315	-10.3%
as a percent of sales	25.7%	27.1%		25.6%	26.8%
SG&A expense	$37,757	41,500	-9.0%	$75,559	80,813	-6.5%
as a percent of sales	18.8%	18.4%		18.5%	18.6%
Operating income	13,731	19,582	-29.9%	28,782	35,502	-18.9%
as a percent of sales	6.8%	8.7%		7.1%	8.2%
Net interest expense	2,314	2,859	-19.1%	4,765	5,723	-16.7%
Effective tax rate	36.4%	36.4%		36.7%	36.7%
Net earnings	6,367	10,306	-38.2%	13,660	17,075	-20.0%
Earnings per share	0.26	0.42	-38.1%	0.56	0.70	-20.0%
Infrastructure businesses:
Engineered Support Structures segment
Net sales	93,409	115,270	-19.0%	185,289	221,208	-16.2%
Operating income	3,107	8,139	-61.8%	5,322	13,152	-59.5%
Coatings segment
Net sales	21,047	23,024	-8.6%	45,157	46,279	-2.4%
Operating income	1,104	2,528	-56.3%	2,737	4,772	-42.6%
Total Infrastructure businesses:
Net sales	114,456	138,294	-17.2%	230,446	267,487	-13.8%
Operating income	4,211	10,667	-60.5%	8,059	17,924	-55.0%
Agricultural businesses:
Irrigation segment
Net sales	71,230	70,558	1.0%	146,772	135,862	8.0%
Operating income	8,721	7,929	10.0%	18,730	15,219	23.1%
Tubing segment
Net sales	11,093	12,982	-14.6%	22,926	24,016	-4.5%
Operating income	1,385	1,633	-15.2%	3,001	3,195	-6.1%
Total Agricultural businesses:
Net sales	82,323	83,540	-1.5%	169,698	159,878	6.1%
Operating income	10,106	9,562	5.7%	21,731	18,414	18.0%
Other
Net sales	3,887	3,256	19.4%	7,816	6,373	22.6%
Operating income (loss)	(586)	(647)	9.4%	(1,008)	(836)	-20.6%

Consolidated

The net sales decrease in 2003 as compared with 2002 was mainly attributable to lower sales in the Engineered Support Structures (ESS) segment, offset somewhat by higher sales in the Irrigation segment. In particular, ESS segment sales decreases were caused by a sharp decrease in Utility product sales. In addition, a weak U.S. industrial economy resulted in lower sales in the Tubing and Coatings segments. Gross profit margins were lower than in 2002, which was caused by generally lower sales volumes and factory production levels as well as pricing pressures in the ESS segment Utility and Wireless Communication product lines. Material price inflation has not had a significant impact on our gross profit margins in the thirteen and twenty-six week periods ended June 28, 2003. SG&A expense reductions mainly resulted from lower employee incentive accruals in 2003 of approximately $3.8 million and $6.0 million for thirteen and twenty-six weeks ended June 28, 2003, respectively. The reduction of net interest expense this year was primarily due to lower average borrowing levels in 2003, as compared with 2002. We have been using our free cash flows to continue to reduce our interest-bearing debt. Minority interest in earnings was higher in 2003 as compared with 2002 due to improved earnings in our Irrigation segment operations in Brazil and South Africa, which are less than 100% owned. In “Earnings (losses) in nonconsolidated subsidiaries”, our Mexican ESS joint venture has recorded increased losses this year, as compared with 2002, due to low sales demand in the Mexican and U.S. utility markets. On a year-to-date basis, these losses were offset by profitability improvement in our Argentine Irrigation segment joint venture. The decrease in net earnings in 2003 as compared with 2002 resulted from lower operating income, partially offset by lower interest expenses and a $0.5 million charge to earnings in the first quarter of 2002 relating to a change in accounting principle.

Engineered Support Structures (ESS) segment

In the ESS segment, Lighting and Traffic product sales were improved over 2002 levels. In the U.S., investments in the road and highway system continue to support demand for lighting and traffic pole products. While commercial lighting sales are relatively weak due to U.S. economic conditions, sales activity funded by government spending programs (such as the U.S. highway bill) remain strong. In Europe, Lighting sales in the second quarter were relatively unchanged from 2002 in local currency terms, while year-to-date sales are up slightly, due to expansion of sales efforts into other areas of the region.

Utility sales were sharply lower than 2002, both on a quarterly and year-to-date basis. Capital spending for electrical generation and transmission by electrical utilities and independent power producers in the U.S. was reduced starting in 2002 and has continued into 2003. The spending reduction was largely attributable to high debt levels and lower share prices of some utility companies, which has restricted their access to funding for capital spending. Uncertainty over the future of U.S. energy policy also has contributed to the slowdown in market demand. As a result, our Utility sales are down significantly from last year. Sales in 2002 were bolstered by record sales backlogs going into the year and a large sale in the first part of the year to replace poles damaged in winter storms. As a result of lower sales demand, pricing pressures have increased, which have negatively impacted gross margins.

In the Wireless Communication product line, sales of structures and components to the wireless communication industry remain weak, due to constrained capital spending by wireless carriers and build-to-suit companies. To address this situation, we have continued our expansion into structures for sign and other applications to expand our product offerings and enter new markets. These efforts have resulted in sales orders this year and we believe these expansion plans will enhance future sales and profitability in the ESS segment.

In our Shanghai, China operation, second quarter sales were slightly lower in Lighting but were more than offset by improved Utility and Wireless Communication sales. These increased sales led to higher profitability for the quarter. Year-to-date sales and earnings were similar to 2002.

The reduction in operating income in the ESS segment was the result of lower sales volumes in and pricing pressures and unfavorable mix in the Utility and Wireless Communication product lines. Factory spending has been reduced by nearly 20% as compared with 2002 to reduce the potential impact on operating income associated with the lower sales volumes. The unfavorable impact of pricing and product mix on operating income is approximately $1.6 and $2.2 million for the thirteen and twenty-six weeks ended June 28, 2003. SG&A spending on a quarterly and year-to-date basis is down form last year by $0.7 million and $1.8 million, respectively, primarily through reduced incentive accruals.

Coatings segment

Sales in the Coatings segment were down as compared with 2002 due to continued weakness in the U.S. industrial economy, which impacted demand for coatings services. In addition, the galvanizing services provided to our other businesses are lagging 2002 levels, as this segment has also been negatively impacted by reduced sales in the ESS segment. These lower sales and production volumes resulted in lower operating income. While factory spending has been reduced,  certain factory costs are incurred despite lower sales volume and production levels. The total impact of reduced volumes on operating income was approximately $2.0 and $2.8 million for the thirteen and twenty-six weeks ended June 28, 2003, respectively.

Irrigation segment

Irrigation segment sales for the second quarter of 2003 were up slightly from 2002, as increases in international sales were largely offset by lower sales volumes in North America. On a year-to-date basis, the sales increase was due to improvements in both North America and international markets. In North America, demand for irrigation machines in the second quarter of 2003 was lower than in 2002, due to generally wetter growing conditions this year, which resulted in lower demand for irrigation machines and related service parts. In addition, we believe implementation delays of certain portions of the U.S. farm bill have caused some customers to delay equipment purchases. In the international markets, strong sales demand in Brazil, South Africa and Australia continue to be driven by stable commodity prices and favorable government support programs. The improvement in operating income was the result of the sales volume increases, stable pricing environments and favorable sales and product mix.

Tubing segment

The decrease in tubing sales was due to weak industrial demand in the U.S. In addition, sluggish sales demand has resulted in some pricing pressures in the marketplace.

Other

Other businesses include machine tool accessories, distribution of industrial fasteners and wind energy development. Sales increased mainly due to currency translation effects. The main reason for the lower year-to date earnings was increased wind energy development expenses.

Liquidity and Capital Resources

Net working capital was $164.2 million at June 28, 2003, as compared with $154.1 million at December 28, 2002. The ratio of current assets to current liabilities was 2.23:1 at June 28, 2003, as compared with 2.09:1 at December 28, 2002. Operating cash flows were $28.9 million for the twenty-six week period ended June 28, 2003, as compared with $30.6 million for the same period in 2002. The slightly lower operating cash flow this year was due to lower earnings, offset to some extent by lower non-cash working capital levels this year. Working capital levels have been impacted by foreign currency translation impacts this year, as the U.S. dollar was weaker against a number of foreign currencies, including the Euro and the South African Rand. The impact of currency fluctuations on receivable and inventory balances this quarter was an increase of approximately $4.6 million and $4.2 million, respectively, as compared with

June 29, 2002. Capital expenditures and depreciation and amortization expenses for the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002 were as follows (in millions of dollars):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Capital expenditures	$5.3	$4.0	$10.7	$7.8
Depreciation and amortization	8.5	8.6	17.0	16.7

There were no acquisitions completed in 2003 or 2002.

We have historically funded our growth through a combination of cash generated from operations and debt financing. We have an internal objective to maintain long-term debt at or below 40% of invested capital. At June 28, 2003, our long-term debt to invested capital ratio was 33.3%. Unless we engage in significant acquisition activity, we expect to maintain this ratio at under 40%.

Our debt financing consists of a combination of short-term credit facilities and long-term debt. We currently maintain $23.0 million in short-term bank credit lines, of which $13.7 million were unused at June 28, 2003. Our long-term debt consists primarily of fixed rate unsecured promissory notes of $90 million with a weighted average interest rate of 7.77% and a variable rate revolving credit line. The revolving credit line is for a maximum of $150 million, of which $45 million was outstanding at June 28, 2003. The interest rate on the revolving credit line was approximately 2.01% at June 28, 2003. We are in compliance with all long-term debt covenants at June 28, 2003.

In December 2001, our Board of Directors authorized a repurchase of up to 1.5 million shares of our common stock. As of June 28, 2003, 952,500 shares have been repurchased under this authorization for a total cost of $16.9 million.

We believe that operating cash flows and our available credit facilities will be adequate for 2003 planned capital spending plans, dividends and other financial obligations. We also believe we will have adequate financial resources to take advantage of opportunities to grow our businesses and markets. There have been no material changes to our financial and contractual obligations or other commercial commitments disclosed on pages 22 and 23 in our Form 10-K for the fiscal year ended December 28, 2002.

Outlook for Remainder of 2003

For the remainder of 2003, we expect the current weaknesses in the Utility, Wireless Communication and Coatings markets to continue. We are actively pursuing opportunities to improve our businesses through growth initiatives and cost reduction efforts. In the Irrigation segment, it is customarily difficult to predict the remainder of the year, in that the strength of the fall selling season in the U.S. is dependent on the remainder of the growing season. In total, we expect 2003 net sales to be modestly below 2002 levels, with net income and earnings per share to be lower than 2002 by 10 to 20 percent. Despite difficult economic and operating conditions, our businesses continue to generate strong cash flows and we intend to support our market leadership positions. We believe the long-term drivers supporting our businesses are favorable and, when the industrial economy improves, we believe we are well positioned for improved performance and growth.

Critical Accounting Policies

There have been no changes in our critical accounting policies during the quarter ended June 28, 2003.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the second quarter ended June 28, 2003. For additional information, refer to the section “Risk Management” on pages 23 and 24 of our Form 10-K for the fiscal year ended December 28, 2002.

ITEM  4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On July 28, 2003, the Company’s Board of Directors authorized a quarterly cash dividend on common stock of 8.0 cents per share, payable October 15, 2003, to stockholders of record September 26, 2003. The indicated annual dividend rate is 32 cents per share.

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

The Company furnished its press releases with earnings information on the Company’s quarter ended June 28, 2003 on Form 8-K dated June 19, 2003 and Form 8-K dated July 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

Valmont Industries, Inc.
(Registrant)
/s/ Terry J. McClain
Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 6th day of August, 2003.

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

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to  the filing date of this quarterly report (the “Evaluation Date”); and

c)                Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 6, 2003

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

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 6, 2003

/s/ Terry J. McClain
Terry J. McClain
Senior Vice President and Chief Financial Officer