Form 10-Q
period 2003-09-27
VALMONT INDUSTRIES INC
filed 2003-11-10
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003
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

23,769,996

Outstanding shares of common stock as of October 20, 2003

Index is located on page 2.

Total number of pages 20.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net sales	$202,498	$205,504	$610,458	$639,242
Cost of sales	154,692	150,701	458,311	468,124
Gross profit	47,806	54,803	152,147	171,118
Selling, general and administrative expenses	37,949	38,755	113,508	119,568
Operating income	9,857	16,048	38,639	51,550
Other income (deductions):
Interest expense	(2,692)	(2,980)	(8,008)	(9,231)
Interest income	234	250	785	779
Miscellaneous	51	93	(104)	(472)
	(2,407)	(2,637)	(7,327)	(8,924)
Earnings before income taxes, minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	7,450	13,411	31,312	42,626
Income tax expense (benefit):
Current	2,888	7,049	9,730	18,325
Deferred	(159)	(2,277)	1,761	(2,835)
	2,729	4,772	11,491	15,490
Earnings before minority interest, equity in earnings (losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	4,721	8,639	19,821	27,136
Minority interest (after tax)	(637)	(207)	(1,625)	(625)
Equity in earnings (losses) of nonconsolidated subsidiaries (after tax)	9	(382)	(443)	(886)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	(500)
Net earnings	$4,093	$8,050	$17,753	$25,125
Earnings per share—Basic:
Earnings before cumulative effect of change in accounting principle	$0.17	$0.33	$0.75	$1.06
Cumulative effect of change in accounting principle	—	—	—	(.02)
Earnings per share—Basic	$0.17	$0.33	$0.75	$1.04
Earnings per share—Diluted:
Earnings before cumulative effect of change in accounting principle	$0.17	$0.32	$0.73	$1.04
Cumulative effect of change in accounting principle	—	—	—	(.02)
Earnings per share—Diluted	$0.17	$0.32	$0.73	$1.02
Cash dividends per share	$0.080	$0.075	$0.235	$0.215
Weighted average number of shares of common stock outstanding (000 omitted)	23,774	24,060	23,813	24,056
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,285	24,865	24,325	24,621

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 27,	December 28,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$26,734	$19,514
Receivables, net	150,034	132,697
Inventories	113,103	120,837
Prepaid expenses	9,979	4,868
Refundable and deferred income taxes	10,427	17,012
Total current assets	310,277	294,928
Property, plant and equipment, at cost	433,076	415,828
Less accumulated depreciation and amortization	248,772	222,653
Net property, plant and equipment	184,304	193,175
Goodwill	55,853	55,671
Other intangible assets, net	14,679	15,646
Other assets	22,138	19,151
Total assets	$587,251	$578,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,626	$10,849
Notes payable to banks	23,890	3,149
Accounts payable	58,309	55,198
Accrued expenses	53,782	69,828
Dividends payable	1,916	1,792
Total current liabilities	152,523	140,816
Deferred income taxes	19,393	18,240
Long-term debt, excluding current installments	130,549	155,542
Minority interest in consolidated subsidiaries	8,518	6,582
Other noncurrent liabilities	19,786	15,371
Shareholders’ equity:
Preferred stock	—	—-
Common stock of $1 par value	27,900	27,900
Retained earnings	300,946	289,105
Accumulated other comprehensive loss	(5,158)	(10,049)
Treasury stock	(67,206)	(64,936)
Total shareholders’ equity	256,482	242,020
Total liabilities and shareholders’ equity	$587,251	$578,571

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2003	2002
Net cash flows from operations	$31,993	$41,778
Cash flows from investing activities:
Purchase of property, plant & equipment	(13,685)	(10,504)
Purchase of minority interest	—	(855)
Dividends to minority interests	(559)	(91)
Additional investment in nonconsolidated subsidiary	(735)	—
Proceeds from sale of property and equipment	90	324
Other, net	(1,133)	2,182
Net cash flows from investing activities	(16,022)	(8,944)
Cash flows from financing activities:
Net borrowings under short-term agreements	19,771	4,502
Proceeds from long-term borrowings	800	1,226
Principal payments on long-term obligations	(22,026)	(25,603)
Dividends paid	(5,374)	(4,961)
Proceeds from exercises under stock plans	769	7,127
Purchase of common treasury shares:
Stock repurchase program	(3,351)	(13,932)
Stock plan exercises	(369)	(6,257)
Net cash flows from financing activities	(9,780)	(37,898)
Effect of exchange rate changes on cash and cash equivalents	1,029	(1,012)
Net change in cash and cash equivalents	7,220	(6,076)
Cash and cash equivalents—beginning of period	19,514	24,522
Cash and cash equivalents—end of period	$26,734	$18,446

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.   Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of September 27, 2003 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which consist of normal and recurring adjustments) have been made to present fairly the financial statements as of September 27, 2003 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 28, 2002 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2002. The results of operations for the period ended September 27, 2003 are not necessarily indicative of the operating results for the full year.

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At September 27, 2003, 1,671,981 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002
Net earnings
Net earnings as reported	$4,093	8,050	17,753	25,125
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	492	705	1,775	1,916
Pro forma net earnings	$3,601	7,345	15,978	23,209
Earnings per share
As reported: Basic	$0.17	0.33	0.75	1.04
Diluted	$0.17	0.32	0.73	1.02
Pro forma: Basic	$0.15	0.31	0.67	0.96
Diluted	$0.15	0.30	0.66	0.94

2.   Goodwill and Intangible Assets

Effective December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment at December 31, 2001 by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million loss ($0.02 per diluted share) on the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 28, 2002 related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services. Fair value was determined using a discounted cash flow methodology.

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2003. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet at September 27, 2003 were not impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortized Intangible Assets

The components of amortized intangible assets at September 27, 2003 and December 28, 2002 were as follows:

	As of September 27, 2003
	Gross Carrying	Accumulated
	Amount	Amortization	Life
Customer Relationships	$11,500	$2,396	12 years
Proprietary Software & Database	1,650	825	5 years
	$13,150	$3,221

	As of December 28, 2002
	Gross Carrying	Accumulated
	Amount	Amortization	Life
Customer Relationships	$11,500	$1,677	12 years
Proprietary Software & Database	1,650	577	5 years
	$13,150	$2,254

Amortization expense for intangible assets during the third quarter of 2003 and 2002 was $322 and $322, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 27, 2003, and September 28, 2002 was $967 and $966, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated
Amortization
Expense
2003	1,288
2004	1,288
2005	1,288
2006	1,040
2007	958
2008	958

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirteen or thirty-nine weeks ended September 27, 2003.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill

The carrying amount of goodwill as of September 27, 2003 was as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 28, 2002	$12,236	$42,192	$981	$262	$55,671
Impairment charge	—	—	—	—	—
Foreign Currency Translation	182	—	—	—	182
Balance September 27, 2003	$12,418	$42,192	$981	$262	$55,853

The carrying amount of goodwill as of December 28, 2002 is as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$11,954	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	(500)	—	(500)
Foreign Currency Translation	282	—	—	—	282
Balance December 28, 2002	$12,236	$42,192	$981	$262	$55,671

3.   Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 27,	Sept. 28,
	2003	2002
Interest	$7,974	$8,962
Income Taxes	2,187	20,878

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.   Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC	DILUTIVE EFFECT	DILUTED
	EPS	OF STOCK OPTIONS	EPS
Thirteen weeks ended September 27, 2003:
Net earnings	$4,093	—	$4,093
Shares outstanding	23,774	511	24,285
Per share amount	$0.17	—	$0.17
Thirteen weeks ended September 28, 2002:
Net earnings	$8,050	—	$8,050
Shares outstanding	24,060	805	24,865
Per share amount	$0.33	.01	$0.32
Thirty-nine weeks ended September 27, 2003:
Net earnings	$17,753	—	$17,753
Shares outstanding	23,813	512	24,325
Per share amount	$0.75	.02	$0.73
Thirty-nine weeks ended September 28, 2002:
Net earnings	$25,125	—	$25,125
Shares outstanding	24,056	565	24,621
Per share amount	$1.04	.02	$1.02

5.   Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002
Net earnings	$4,093	$8,050	$17,753	$25,125
Currency translation adjustment	(58)	(2,456)	4,891	(1,000)
Total comprehensive income	$4,035	$5,594	$22,644	$24,125

6.   Guarantees

In September 2003, the Company refinanced  the synthetic lease on its corporate headquarters building due to the expiration of the current lease. As part of the new lease, the Company issued a residual value guarantee of $30.1 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), the Company recorded the fair value of that guarantee of $1.8 million in “Other noncurrent liabilities” on its balance sheet as of September 27, 2003.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.   Business Segments

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$64,367	$63,731	$183,378	$171,717
Utility	22,547	26,609	61,732	104,246
Wireless Communication	19,832	21,669	46,925	57,254
	106,746	112,009	292,035	333,217
Coatings segment	25,641	28,014	76,359	82,506
Irrigation segment	59,260	54,553	206,173	190,496
Tubing segment	13,343	13,596	43,819	43,342
Other	4,044	4,222	13,121	12,596
	209,034	212,394	631,507	662,157
Intersegment Sales:
Coatings	3,162	3,348	8,723	11,561
Irrigation	244	71	385	153
Tubing	2,448	2,233	9,998	7,962
Other	682	1,238	1,943	3,239
	6,536	6,890	21,049	22,915
Net Sales
Engineered Support Structures	106,746	112,009	292,035	333,217
Coatings	22,479	24,666	67,636	70,945
Irrigation	59,016	54,482	205,788	190,343
Tubing	10,895	11,363	33,821	35,380
Other	3,362	2,984	11,178	9,357
Consolidated Net Sales	$202,498	$205,504	$610,458	$639,242
Operating Income
Engineered Support Structures	$3,903	$9,510	$9,225	$22,663
Coatings	1,535	2,587	4,272	7,360
Irrigation	3,978	2,911	22,708	18,130
Tubing	1,402	1,522	4,403	4,717
Other	(961)	(482)	(1,969)	(1,320)
Total Operating Income	$9,857	$16,048	$38,639	$51,550

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

We report our businesses as four reportable segments. See Note 7 to the Condensed Consolidated Financial Statements. In the second quarter of fiscal 2003, we reorganized the management reporting structure of the Wireless Communication segment in order to reduce costs and better utilize the talents and capabilities inside that segment. Accordingly, that segment was combined with the Poles segment. This new segment is named the Engineered Support Structures segment.

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Consolidated
Net sales	$202,498	$205,504	-1.5%	$610,458	$639,242	-4.5%
Gross profit	$47,806	54,803	-12.8%	$152,147	171,118	-11.1%
as a percent of sales	23.6%	26.7%		24.9%	26.8%
SG&A expense	$37,949	38,755	-2.1%	$113,508	119,568	-5.1%
as a percent of sales	18.7%	18.9%		18.6%	18.7%
Operating income	9,857	16,048	-38.6%	38,639	51,550	-25.0%
as a percent of sales	4.9%	7.8%		6.3%	8.1%
Net interest expense	2,458	2,730	-10.0%	7,223	8,452	-14.5%
Effective tax rate	36.6%	35.6%		36.7%	36.3%
Net earnings	4,093	8,050	-49.2%	17,753	25,125	-29.3%
Earnings per share	0.17	0.32	-48.5%	0.73	1.02	-28.4%
Infrastructure businesses:
Engineered Support Structures segment
Net sales	106,746	112,009	-4.7%	292,035	333,217	-12.4%
Operating income	3,903	9,510	-59.0%	9,225	22,663	-59.3%
Coatings segment
Net sales	22,479	24,666	-8.9%	67,636	70,945	-4.7%
Operating income	1,535	2,587	-40.7%	4,272	7,360	-42.0%
Total Infrastructure businesses:
Net sales	129,225	136,675	-5.5%	359,671	404,162	-11.0%
Operating income	5,438	12,097	-55.0%	13,497	30,023	-55.0%
Agricultural businesses:
Irrigation segment
Net sales	59,016	54,482	8.3%	205,788	190,343	8.1%
Operating income	3,978	2,911	36.7%	22,708	18,130	25.3%
Tubing segment
Net sales	10,895	11,363	-4.1%	33,821	35,380	-4.4%
Operating income	1,402	1,522	-7.9%	4,403	4,717	-6.7%
Total Agricultural businesses:
Net sales	69,911	65,845	6.2%	239,609	225,723	6.2%
Operating income	5,380	4,433	21.4%	27,111	22,847	18.7%
Other
Net sales	3,362	2,984	12.7%	11,178	9,357	19.5%
Operating income (loss)	(961)	(482)	-99.4%	(1,969)	(1,320)	-49.2%

Consolidated

The net sales decrease for the thirteen and thirty-nine weeks ended September 27, 2003, as compared with the same periods in 2002, was mainly due to lower sales in the Engineered Support Structures (ESS) and Coatings segments, offset to some extent by improved sales in the Irrigation segment. In the ESS segment, we continue to see weak North American market conditions in the Utility substation and Wireless Communication markets. Our Coatings segment continues to be affected by sluggish U.S. industrial demand for protective coatings services.

Gross profit margins are down from 2002 on a quarterly and year-to-date basis, due principally to reduced margins in the ESS and Coatings segments. Severe pricing pressures in the North American utility market negatively impacted gross profit margins in the ESS segment. Lower sales volumes and production levels related to utility products and the Coatings segment resulted in less efficient factory operations and also contributed to lower gross profit margins. These decreases were partially offset by higher gross profit margins in the Irrigation segment.

Reduced SG&A spending this year as compared with 2002 was principally due to lower incentive accruals, as our profitability is lower this year. The net decrease in incentives was approximately $2.5 million and $8.4 million for the thirteen and thirty-nine weeks, respectively, ended September 27, 2003, as compared with the same periods in 2002.

Net interest expense was lower this year, mainly due to lower average borrowing levels in 2003. We have continued to restrict capital spending and used our free cash flows to reduce interest-bearing debt this year. Minority interest in earnings was higher this year as compared with last year, due to continued profitability improvement in our Irrigation segment operations in South Africa and Brazil, which are less than 100% owned.

Losses in our nonconsolidated subsidiary operations have narrowed this year. We continue to see steady improvement in our ESS segment operation in Mexico on both a quarterly and year-to-date basis. On a year-to-date basis, improved market conditions in Argentina also resulted in improved earnings in our nonconsolidated Irrigation segment investment in an Argentine irrigation distributor.

Engineered Support Structures (ESS) Segment

In North America, Lighting and Traffic sales in the third quarter were down slightly as compared with 2002, while year-to-date sales were higher than 2002. Government funding for street lighting, area lighting and traffic control structures has helped support sales levels. While the new federal highway funding legislation is not yet passed into law, funding under the current program has continued. We expect future funding to be available for continued infrastructure development and improvement. Commercial lighting sales were down slightly, as commercial construction in the U.S. is relatively weak. We continue to focus on building alliance relationships with lighting fixture manufacturers and to help improve our market position. We are also continuing to enhance our product offering (e.g. decorative lighting poles) to penetrate new markets and generate future revenue growth. In the Utility business, difficult market conditions continue to persist in 2003. Utility companies and independent power producers are restricting capital spending related to electrical power transmission and distribution due to some financing concerns and the lack of U.S. energy legislation. As a result, demand for steel transmission, distribution and especially substation poles is lower than last year. We also have been facing intense price competition in the marketplace this year, which has impacted margins. We believe the U.S. has underinvested in its electrical transmission and distribution infrastructure. This situation was highlighted in the widespread blackouts in the northeast U.S. in August 2003 and we believe significant investment in the grid will be necessary to avoid further system failures. If those improvements in the grid are made, we expect to see improved demand for our utility products. The weakness in the Wireless Communication market in North America has continued throughout the third quarter of 2003. Wireless communication carriers and build-to-suit companies are still restricting their capital spending on poles and towers for infrastructure. However, service providers are still adding antenna to existing structures, which has helped our sales of components. Wireless margins have improved due to the full impact of prior cost reduction actions and an improved sales mix towards component products. Our North American structures profitability decreased on a quarterly and year-to-date basis compared with 2002 due to lower sales, much lower pricing in the Utility market and a less favorable Lighting and Traffic sales mix. This lower sales demand also negatively affected productivity in our factories, which resulted in less coverage of fixed factory costs, which further affected gross profit margins. The pricing and sales mix impact on gross profit and operating income related to the Utility business was approximately $3.7 million and $7.9 million for the thirteen and thirty-nine weeks, respectively, ended September 27, 2003.

European lighting sales for the thirteen and thirty-nine weeks ended September 27, 2003 were slightly higher than the comparable periods in 2002 in local currency terms. The increases were mainly attributable to efforts made to expand sales distribution in Europe and North Africa. Profitability was below last year, both on a quarterly and year-to-date basis. In the third quarter, labor strikes at our main galvanizing supplier in France required us to find alternative sources for galvanizing services in the region. Additional freight and processing costs were incurred and our ability to deliver products to our customers on a timely basis was also affected. This disruption has now been largely resolved. Profitability was also affected by increased SG&A spending due to expenses associated with expanding our sales coverage and product offering in the region.

In China, sales and profitability were improved over last year, both on quarterly and year-to-date basis. Wireless Communication sales were higher than 2002, as China’s buildout of its wireless communication network continues. Our efforts to increase market penetration into the Utility structures market also contributed to increased sales. Lighting sales in the local market were down from last year, and  we continue to investigate niches in the lighting market where the economic characteristics are favorable.

SG&A spending in the ESS segment was down from 2002 levels by $1.2 million and $7.2 million for the third quarter and year-to-date periods ended September 27, 2003, respectively. The reduction was due to lower incentive accruals this year, and continued expense reductions in the Wireless Communication product line. This decrease was partially offset by increased spending in Europe, due to expenses associated with expanding its product offering and sales distribution.

Coatings Segment

The decreases in Coatings sales for the thirteen and thirty-nine weeks ended September 27, 2003 as compared with the same periods last year were the result of continuing sluggishness in the U.S. industrial economy and overall demand for coatings services in our market areas. Since these operations have a relatively high fixed cost structure, increases and decreases in sales volume have a significant effect on profitability. The main reason for the decrease in operating income this year was the impact of lower sales on gross profit, which was approximately $0.8 million and $4.3 million for the third quarter and year-to-date, respectively, as compared with last year.

Irrigation Segment

In the third quarter, the higher Irrigation segment sales were due to increases in North America. Increased demand for irrigation systems this quarter resulted from some improvement in agricultural commodity prices, dry growing conditions and sales resulting from storm-damaged irrigation machines. Third quarter gross profit margins were down slightly in North America due to more competitive pricing in the marketplace. On a year-to-date basis, North American gross profit margins were slightly better than in 2002.

International sales were flat for the third quarter when compared with last year, while year-to-date sales were approximately 12% higher than 2002. These sales results were achieved despite substantially lower sales in the Middle East, where shipments into Iraq have essentially stopped since the start of the war this spring. In addition, we had project sales in Eastern Europe in the third quarter last year that did not reoccur this year. We have experienced continued strong market conditions in Brazil and South Africa. In Brazil, sales demand continues to be driven by favorable commodity prices and government programs that help farmers in the financing of irrigation equipment. In South Africa, market conditions remain strong due to generally dry growing conditions and stable crop prices. South Africa sales and earnings in U.S. dollar terms were also higher due to a weaker U.S. dollar this year. Our geographic diversity, market coverage and manufacturing presence in key markets has helped us compete effectively on a local basis and react to local market and economic changes quickly. Profitability in the international side of the Irrigation business is also improved over 2002, due to the increase in sales volume and improved margins.

SG&A spending in the Irrigation segment was slightly higher than last year, due to increases in sales, marketing and distribution activities, the full year impact of our manufacturing facility in the United Arab Emirates and increases in Brazil to support the increased sales activity. These increases were offset somewhat by lower incentive accruals.

Tubing Segment

The decrease in tubing sales on both a quarterly and year-to-date basis were due to somewhat a sluggish U.S. industrial economy. The reduced operating income this year was related to the lower sales and some pricing pressures in certain segments of the tubing market.

Other

Included in Other are our industrial fastener, machine tool accessories businesses and our development activities related to structures for the wind energy industry. The higher operating losses this year were mainly related to increased expenses for wind energy structures development. We remain optimistic as to the future of the wind energy opportunity and we are getting closer to having a commercially viable product for the marketplace.

Liquidity and Capital Resources

Net working capital was $157.8 million at September 27, 2003, as compared with $154.1 million at December 28, 2002. The ratio of current assets to current liabilities was 2.03:1 at September 27, 2003, as compared with 2.09:1 at December 28, 2002. Operating cash flows were $32.0 million for the thirty-nine week period ended September 27, 2003, as compared with $41.8 million for the same period in 2002. The lower operating cash flow this year was mainly due to lower earnings and slightly higher working capital levels this year. Working capital levels have been impacted by foreign currency translation impacts this year, as the U.S. dollar was weaker against a number of foreign currencies, including the Euro and the South African Rand. The impact of currency fluctuations on receivable and inventory balances this quarter was an increase of approximately $4.9 million and $3.3 million, respectively, as compared with December 28, 2002. Capital expenditures and depreciation and amortization expenses for the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002 were as follows (in millions of dollars):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Capital expenditures	$3.0	$2.7	$13.7	$10.5
Depreciation and amortization	8.6	8.4	25.6	25.1

There were no acquisitions completed in 2003 or 2002.

We have historically funded our growth through a combination of cash generated from operations and debt financing. We have an internal objective to maintain long-term debt at or below 40% of invested capital. At September 27, 2003, our long-term debt to invested capital ratio was 30.7%. Unless we engage in significant acquisition activity, we expect this ratio to continue to be under 40%.

Our debt financing consists of a combination of short-term credit facilities and long-term debt. We currently maintain $23 million in short-term bank credit lines, of which $2.2 million was unused at September 27, 2003. We use our short-term credit facilities to help fund temporary cash needs between borrowing requests under our revolving credit agreement. While our available credit lines are lower than at the end of the second quarter, we believe we have adequate borrowing capacity through our revolving credit agreement and other sources to fund our business activities. Our long-term debt consists primarily of fixed rate unsecured promissory notes of $85 million with a weighted average interest rate of 7.77% and a variable rate revolving credit line. The revolving credit line is for a maximum of $150 million, of which $40 million was outstanding at September 27, 2003. The average interest rate on the revolving credit line was 1.82% and 1.99% for the thirteen and thirty-nine weeks ended September 27, 2003, respectively. The rates on the revolving credit line for the same periods in 2002 were 2.57% and 2.63%, respectively. We are in compliance with all long-term debt covenants at September 27, 2003.

In December 2001, our Board of Directors authorized a repurchase of up to 1.5 million shares of our common stock. As of September 27, 2003, 972,100 shares have been repurchased under this authorization for a total cost of $17.2 million.

We believe that operating cash flows and our available credit facilities will be adequate for 2003 planned capital spending plans, dividends and other financial obligations. We also believe we will have adequate financial resources to take advantage of opportunities to grow our businesses and markets. There have been no material changes to our financial and contractual obligations or other commercial commitments disclosed on page 21 in our Form 10-K for the fiscal year ended December 28, 2002.

Off Balance Sheet Arrangements

In September 2003, we refinanced the synthetic lease on the corporate headquarters building at the expiration of the existing lease. As part of the new lease, we issued a residual value guarantee of $30.1 million. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we recorded the fair value of that guarantee of $1.8 million in “Other noncurrent liabilities” on our balance sheet as of September 27, 2003.

There have been no other material changes in our off balance sheet arrangements as described on page 23 in our Form 10-K for the fiscal year ended December 28, 2002.

Outlook for Remainder of 2003

For the remainder of 2003, we expect the current weak market conditions in our ESS segment businesses to continue. In Lighting and Traffic, we expect our solid performance to continue. While we expect utility product pricing to continue to be competitive, our backlogs remain firm and we expect to see some improvement in margins through better operations management and cost reduction efforts. Likewise, we expect pricing in the Wireless Communication markets to remain competitive. We do not expect market conditions to improve in the Coatings segment in the short term and we will focus on controlling costs to maintain profitability. In the Irrigation segment, we expect improved sales in the North American market due to overall stronger commodity prices this year. Our international irrigation sales in the fourth quarter likely will be lower due to sales into the Middle East last year that we do not expect to re-occur this year. In total, we expect 2003 net sales to be below 2002 levels. We expect net income and earnings per share for the fourth quarter to be approximately level with 2002 and total year earnings per share to be in the range of  $1.06 to $1.10. While 2003 is proving to be a challenging year for us, our businesses continue to generate strong cash flows and we intend to support our market leadership positions. We believe the long-term drivers supporting our businesses are favorable and, when the industrial economy improves, we believe we are well positioned for improved performance and growth.

Critical Accounting Policies

There have been no changes in our critical accounting policies during the quarter ended September 27, 2003.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the third quarter ended September 27, 2003. For additional information, refer to the section “Risk Management” on pages 23 and 24 of our Form 10-K for the fiscal year ended December 28, 2002.

ITEM  4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On October 27, 2003, the Company’s Board of Directors authorized a quarterly cash dividend on common stock of 8.0 cents per share, payable January 15, 2004, to stockholders of record December 26, 2003. The indicated annual dividend rate is 32 cents per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description
4(i)

Rights Agreement as of December 19, 1995 between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment. This Document was filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.

4(ii)

Amendment dated July 29, 2002 to Rights Agreement. This document was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and is incorporated herein by this reference.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

The Company furnished its press release with earnings information on the Company’s quarter ended September 27, 2003 on Form 8-K dated October 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TERRY J. MCCLAIN
Terry J. McClain
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 6th day of November, 2003.