Form 10-K
period 2003-12-27
VALMONT INDUSTRIES INC
filed 2004-03-10
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-31429

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        At March 1, 2004 there were 23,846,804 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the price the common shares were last sold on June 27, 2003 was $283,772,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 26, 2004 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 27, 2003, are incorporated by reference in Part III.

Index to Exhibits, Page 65

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 27, 2003

PART I

Available Information

        We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

        We have also posted on our website our (1) Corporate Governance Principles, (2) charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee of the Board, (3) Code of Business Conduct, and (4) Code of Ethics for Senior Officers applicable to the Chief Executive Officer, Chief Financial Officer and Controller. Valmont shareholders may also obtain copies of these items at no charge by writing to: Investor Relations Department, Valmont Industries, Inc., One Valmont Plaza, Omaha, NE, 68154.

ITEM 1.    BUSINESS.

(a)   General Description of Business

        Valmont Industries, Inc., a Delaware Corporation, was incorporated on March 8, 1946 and together with its subsidiaries is engaged in the Engineered Support Structures, Coatings, Irrigation, and Tubing businesses. We entered the Irrigation and Tubing businesses in 1953 from our manufacturing location in Valley, Nebraska. The Engineered Support Structures segment began producing and marketing engineered metal structures in the early 1960's. The Coatings segment began as a separate division in 1997 with its first stand-alone coatings plant in West Point, Nebraska.

        We have grown internally and by acquisition and have also divested certain businesses. Our business expansions during the past five years include:

1999	•	Acquisition of two retail irrigation outlets in California and Colorado
	•	Investment in an irrigation manufacturing facility in McCook, Nebraska
	•	Formation of a 60% owned irrigation manufacturing and distribution joint venture in the Republic of South Africa
2000	•	Acquisitions of four coatings facilities in Minneapolis, Minnesota, Chicago, Illinois, Los Angeles, California, and Sioux City, Iowa
	•	Acquisition of an aluminum pole manufacturing plant in Farmington, Minnesota
	•	Acquisition of a Tubing business in Waverly, Nebraska
	•	Formation of a 49% owned Engineered Support Structures manufacturing facility in Monterrey, Mexico
	•	Acquisitions of minority interests in irrigation dealers and distributors in Kansas and Argentina
	•	Investment in a Engineered Support Structures manufacturing facility in Jasper, Tennessee
	•	Investment in aluminum extrusion equipment for making aluminum poles in Elkhart, Indiana
2001	•	Acquisition of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles located in Plymouth, Indiana

        Divestitures during the past five years include the 1999 sale of stock of an investment in an irrigation technology development business, and the 2000 divestitures of a rolled cylinder business in Tulsa, Oklahoma and a composite pole plant in Gunnison, Utah.

        On February 23, 2004, we signed a definitive agreement to acquire Newmark International, Inc. (Newmark), a manufacturer of concrete and steel poles primarily for the utility industry. We agreed to purchase all the shares of Newmark for approximately $105 million in cash from Newmark's parent company, Pfleiderer AG of Neumarkt, Germany. Additionally, Newmark has approximately $10 million in interest-bearing debt. Newmark, whose sales exceed $75 million annually, has its headquarters in Birmingham, Alabama. The transaction has been approved by the boards of directors of both companies and is subject to the satisfaction of customary closing conditions, including review under the Hart-Scott-Rodino Antitrust Improvements Act.

(b)   Operating Segments

        We report our businesses as four reportable segments organized on a worldwide product basis:

          Engineered Support Structures:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic, utility, and wireless communication industries, and for other specialty applications

          Coatings:    This segment consists of galvanizing, anodizing and powder coating services

          Irrigation:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services

          Tubing:    This segment consists of the manufacture of tubular products for industrial customers

        In 2003, we reorganized our management reporting structure. Our former Wireless Communication segment was combined with the Poles segment to form the Engineered Support Structures segment. These two segments have similarities in products, processes and skills and we believe this combination will result in better utilization of talents and capabilities of these two organizations and reduce costs. In addition to these four reportable segments, we have other businesses that individually are not more than 10% of consolidated sales. Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 17 of our audited financial statements on pages 55-58.

(c)   Narrative Description of Business

        Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reporting segments is set forth below. We consider the Engineered Support Structures and Coatings segments to be our Infrastructure businesses and our Irrigation and Tubing segments to be our Agricultural businesses.

Engineered Support Structures Segment:

        The Engineered Support Structures segment manufactures and markets engineered metal structures in three broad product lines:

        (1)    Lighting and Traffic

        Products Produced—This product line includes steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by commercial and residential construction and by consumers' desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, signage) to determine the design of the pole.

        Markets—The key markets for our lighting and traffic products are the transportation and commercial lighting markets. The transportation markets include street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current federal highway program was extended through June 2004. While legislation must be enacted to continue Federal funding, we believe that such government funding will continue in some form. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

        The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro economic factors such as general economic growth rates, interest rates and the commercial construction economy.

        Competition—Our competitive strategy in the Lighting and Traffic product line is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product. There are numerous competitors in the U.S., most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery and unique product features. Some competitors offer decorative products, which not all competitors are capable of manufacturing. Some competitors offer products that we currently do not manufacture, such as concrete or fiberglass poles.

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

        Distribution Methods—Transportation market sales are generally through independent, commissioned sales agents. These agents represent Valmont as well as lighting fixture companies and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures and other equipment to the end user as a complete package. Commercial lighting sales are normally made through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents. Sales to the commercial lighting market are primarily to lighting fixture manufacturers, who package the pole and fixture for customers.

        (2)    Utility

        Products Produced—The Utility product line includes pole structures for the transmission and distribution of electrical power. Our products help move electrical power from where it is produced to where it is used. We manufacture steel tapered poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low-voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

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

        Competition—Our competitive strategy in the Utility product line is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product. There are many competitors. Companies compete on the basis of price, quality, service and engineering expertise. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in the bid process. When the wireless communication pole market is weak (as it was in 2002 and 2003), we see these manufacturers also competing in the Utility product line.

        Distribution Methods—Products are normally sold through commissioned sales agents or sold directly to electrical utilities and independent power producers.

        (3)    Specialty

        Products Produced—In our Specialty product line, we manufacture and sell a broad range of structures (poles and towers) and components serving the wireless communication, highway sign, and low-voltage substation markets. Specialty products also include special use structures for a variety of applications.

        In the wireless communication market, a wireless communication cell site will mainly consist of:

  •
  Pole or tower, which is a steel structure, usually 90-1,000 feet high

  •
  Shelter, which is an enclosure where the radio equipment is located

  •
  Antennas, which are devices that receive and transmit data and voice information to and from wireless communication devices

  •
  Components, which are items that are used to mount antennas to the structure and connect cabling and other parts from the antennas to the shelter

        For a given cell site, we provide poles, towers and components. We offer a wide range of structures to our customers, including:

  •
  Solid rod and tubular freestanding towers

  •
  Guyed towers

  •
  Tapered and non-tapered poles

  •
  Disguised products to minimize the visual impact on an area

        Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any installation services on structures we sell, except in certain non-U.S. locations, where installations are subcontracted with a third party.

        In the highway sign market, structures are either on the side of or span over a motorway and support items such as roadway directional signage and intelligent message systems. Structures sold may be either steel or aluminum and the product design may be in the form of a bent tube, tubular lattice or cantilevered. Like wireless communication structures, sign structures are engineered, with the design taking into consideration factors such as the weight and size of the signage being supported and wind, soil and other weather-related conditions.

        In the low-voltage substation market, structures are used in the conversion of high-voltage to low-voltage electricity. From the low-voltage substation, electricity is distributed to users. These structures tend to be lattice or wide flange beam in design and are engineered to customer specification to support expansion or replacement of electrical utility infrastructure.

        Markets—The main market for our products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. According to the Cellular Telecommunications and Internet Association (CTIA), cell phone subscribers in the U.S grew from 6.4 million in 1991 to nearly 150 million in 2003, an annual compounded growth rate of 30%. In the last five years, the annual compounded rate of subscriber growth was approximately 20%. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should result. While demand for structures and components during 2003 was substantially lower than the late 1990's and 2000, we believe long-term growth should be driven by:

  •
  Subscriber growth (although at a lower rate of growth than the past)

  •
  Increased usage (more cell calls, plus growth in data communications rather than just voice communications)

  •
  New technologies, such as 3G (the third generation of wireless technology)

  •
  Demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives

        There are two broad customer groups for our products:

  •
  Wireless carriers, which are companies that provide wireless services to subscribers. Carriers may work through project management groups to organize cell site development

  •
  Build-to-suit (BTS) companies, which are organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure. BTS companies generate rental revenue from the wireless carriers who use those cell sites

        Infrastructure costs can be substantial for these customers, so access to capital is important to their ability to fund future infrastructure needs. Many of these companies have experienced a reduced access to capital in recent years, due to the downturn in equity prices for telecommunication stocks. Accordingly, their infrastructure spending on network development has focused on upgrading technology rather than increasing the number of structures. We believe that infrastructure spending should eventually increase, in order to improve and maintain service levels demanded by users. We also believe that increased user demand will lead to an increase in the number of cell sites.

        The market for sign structures generally is related to highway construction and desire for improved roadway signage and intelligent messaging for motorists to improve traffic flow. Specifications vary by state and the individual state highway departments are key contacts for the sales of these structures.

        The market for low-voltage substation structures is driven by the demand for improved electrical power generation and distribution.

        Competition—There are a number of competitors in the wireless communication market in the U.S., although some have exited the business or sought protection under bankruptcy laws in recent years due to difficult market conditions. Since market conditions have been weak and ample manufacturing capacity has been available, pricing has become extremely competitive in recent years and we believe it is the main strategy for most of our competitors. We compete on the basis of product quality, service quality and design capability, although we must also remain price competitive to gain orders. We also face a number of competitors when we compete for sign and low-voltage substation structure sales, most of which compete on a regional basis. Since we are relatively new in these markets, some of our competitors are more experienced in these markets than us.

        Distribution Methods—Sales and distribution activities are normally handled through a direct sales force. In the sale of sign structures, we work through the same commissioned sales agent organization as our Lighting and Traffic product line. These agents sell to construction contractors. In the low-voltage substation market, structures are sold directly to utility companies through the same sales channels as our Utility product line.

Coatings Segment:

        Services Rendered—We add finishes to metals that inhibit corrosion, extend service lives and enhance physical attractiveness of a wide range of materials and products. Among the services provided include:

  •
  Hot-dipped Galvanizing

  •
  Anodizing

  •
  Powder Coating

  •
  E-Coating

        In our Coatings segment, we take unfinished products from our customers and return them with a galvanized, anodized or painted finish. Galvanizing is a process that protects steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed a variety of colors. We also paint products using powder coating and e-coating technology (where paint is applied through an electrical charge) for a number of industries and markets.

        Markets—Markets for our products are varied and our profitability is not substantially dependent on any one industry or customer. Demand for coatings services generally follows the industrial U.S. economy, as all of our operations are in the U.S. Galvanizing is used in a wide variety of industrial applications where corrosion protection of steel is desired. While markets are varied, our markets for anodized or painted products are more directly dependent on consumer markets than industrial markets.

        Competition—The Coatings industry is very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish, and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality service.

        Distribution Methods—Due to freight costs, a galvanizing location has an effective service area of an approximate 500-mile radius. While we believe that we are the largest custom galvanizer in North America, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Irrigation Segment:

        Products Produced—In our Irrigation segment, we manufacture and distribute mechanical irrigation equipment and related service parts under the "Valley" brand name. A Valmont irrigation system is an electricity-powered machine that propels itself around a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a "center pivot") rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a "corner" machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a "linear" machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. We also offer growers options to control multiple irrigation machines through centralized computer control or mobile remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

        There are other forms of irrigation available to farmers, two of the most prevalent being flood irrigation and drip irrigation. In flood irrigation, water is applied through a pipe or canal at the top of the field and allowed to run down the field by gravity. Drip irrigation involves plastic pipe or tape resting on the surface of the field or buried a few inches below ground level, with water being applied gradually. We estimate that center pivot and linear irrigation comprises one-third of the irrigated acreage in North America. International markets use predominantly flood irrigation, although all forms are used to some extent.

        Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and operating costs and lower water and energy usage. The purchase decision also is affected by current and expected net farm income, commodity prices, interest rates and the status of government support programs. In many international markets, financing the purchase of mechanized irrigation machines can be more challenging than in the U.S. and affects market growth in those areas.

        The main sources of demand for mechanized irrigation come from the following sources:

  •
  Conversion from flood irrigation

  •
  Replacement of existing mechanized irrigation machines

  •
  Conversion from dryland farming

        One of the key drivers in our Irrigation segment worldwide is that the usable water supply is limited. We estimate that:

  •
  Only 2.5% of total worldwide water supply is freshwater

  •
  Of that 2.5%, only 30% of freshwater is available to humans

  •
  The largest user of that freshwater is agriculture

        We believe these factors, along with the trend of a growing worldwide population and improving diets, reflect the need to use water more efficiently while increasing food production to feed this growing population. We believe that mechanized irrigation can improve water application efficiency by 40-90% compared with traditional irrigation methods by applying water uniformly near the root zone and reducing water runoff. Furthermore, reduced water runoff improves water quality in nearby rivers, aquifers and streams, thereby providing environmental benefits in addition to conservation of water.

        Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers, with four main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods where market demand is low. In international markets, our competitors are mainly local companies, most of which are privately owned. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

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

Tubing Segment:

        Products Produced—Our Tubing segment produces light-wall welded steel tubing for various customers and industries. We produce tubing in diameters from 3/4 to 16 inches and in wall thicknesses from 1/32 to 9/32 of an inch. Our operations are located in Valley and Waverly, Nebraska and virtually all sales are in North America.

        Markets—Our Tubing business specializes in products that require some additional engineering or fabrication to meet our customers' needs. Our markets and customers are varied. In addition to supplying tubing to our Irrigation segment operations in Valley, Nebraska, our tubing is used in such products as grain handling systems, pneumatic tube delivery systems used in the healthcare industry, fire protection systems for office buildings and warehouses, automotive products and exercise equipment.

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

General

        Certain information generally applicable to each of our four reportable segments is set forth below.

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience short-term disruptions and volatility, we do not believe that key raw materials would be unavailable for extended periods.

  Patents, Licenses, Franchises and Concessions.

        We have a number of patents for our manufacturing machinery, poles and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent would have a material adverse effect on our financial condition.

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

  Customers.

        We are not dependent for a material part of any segment's business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition.

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $161.8 million at the end of the 2003 fiscal year and $128.7 million at the end of the 2002 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2004. At year-end, the backlog by segment was as follows (dollar amounts in millions):

	Dec. 27, 2003	Dec. 28, 2002
Engineered Support Structures	$113.3	$96.3
Irrigation	39.4	23.8
Tubing	7.0	5.8
Other	2.1	2.8

	$161.8	$128.7

  Research Activities.

        The information called for by this item is included in Note 12 of our audited financial statements on page 53 of this report.

  Environmental Disclosure.

        We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures should materially impact our financial condition.

  Number of Employees.

        At December 27, 2003, we had 5,074 employees.

  Geographic Areas.

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our audited financial statements on page 58 of this report.

Risk Factors

        In addition to the factors discussed elsewhere in this report, the following risk factors describe various risks that may affect our business, financial condition and operations.

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

        Hot rolled steel coil and other carbon steel products constitute approximately one-third of the cost of manufacturing our products. The price of steel that we use in our manufacturing processes is highly competitive and sometimes volatile. The following factors increase the cost and availability of steel for us:

  •
  increased demand for steel which occurs when other industries purchase greater quantities of steel at times when we require more steel for manufacturing, which can result in higher prices and lengthen the time it takes to receive material from suppliers

  •
  increased freight costs, because our manufacturing sites are usually not located near the major steel manufacturers

  •
  lower steel production levels due to reduced production capacity for steel or shortages of materials needed to produce steel (such as coke and scrap steel) could result in reduced supplies of steel, resulting in higher costs for us and increased lead times to acquire material

  •
  lower inventory levels at steel mills and steel service centers when major steel users, such as the automobile manufacturers, increase their steel orders, thereby reducing available inventory to meet our requirements

  •
  fluctuation in foreign exchange rates can impact the relative cost of steel, and may affect the cost effectiveness of imported steel and limit our options in acquiring steel

  •
  international trade disputes, import duties and quotas since we import some steel for our domestic and foreign manufacturing facilities

        Increases in the sales prices of our products may not fully recover additional steel costs and generally lag increases in steel prices. Consequently, an increase in steel prices will increase our operating costs and likely reduce our profitability. For example, rising steel prices in 2002 and late 2003 put pressure on margins, especially in our Engineered Support Structures and Tubing segments. U.S. government trade and tariff actions have reduced the availability and increased the cost of steel imported from outside the U.S. in 2002 and 2003. While these tariffs were repealed in late 2003, the weakness of the U.S. dollar made procurement of steel from outside the U.S. less attractive. Furthermore, significant increases in steel production and consumption in China have resulted in some shortages in key steel-making materials (such as coke and scrap steel), which is impacting the production capability of other steel producers. As a result, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis.

        Increase in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture our products. Our operating costs increase if energy costs rise, which occurred in 2001 and 2003 due to additional energy usage caused by severe winter weather conditions and higher oil and natural gas prices. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. While we may hedge our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

        Downturns in the agricultural industry result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        The end users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers, and, as a result, sales of those products are affected by economic changes in the agriculture industry. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. Furthermore, uncertainty as to future government agricultural policies causes indecision on the part of farmers. These factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, such as occurred in 2001, result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        Construction activity declines in the lighting and traffic, utility, and other specialty applications result in reduced product sales.

        We manufacture and distribute engineered metal structures for lighting and traffic, utility and other specialty applications. Our Coatings segment serves construction-related industries. Because our products primarily are used in infrastructure construction, sales in these businesses are strongly influenced by construction activity, which historically has been cyclical. Construction activity by our private and government customers is strongly affected by and can decline because of:

  •
  weakness in the general economy, reducing funds available for construction

  •
  a decrease in government spending as a consequence of budget changes or lower tax receipts

  •
  interest rate increases increasing the cost of construction financing

  •
  adverse weather conditions slowing construction activity

        Construction activity declines in the lighting and traffic, utility and other specialty applications result in reduced product sales. In 2003, wireless communication sales in North America were 25% lower than in 2002. Wireless carriers and build-to-suit companies continue to be plagued by lack of capital and inventories of uninstalled structures.

        Increase in our indebtedness requires use of more of our cash flow for debt payments and increases the risk of non-compliance with our loan covenants.

        We have funded most of our acquisitions either through operating cash flows or borrowing additional funds. For example, when we acquired PiRod, Inc. on March 30, 2001, we paid $33.4 million to retire PiRod's long-term debt and we were more leveraged in 2001 than in the prior few years. On February 23, 2004, we signed a definitive agreement to purchase all the shares of Newmark International, Inc. for approximately $105 million in cash, which will be borrowed. Additionally, Newmark has approximately $10 million in interest-bearing debt. Increased leverage:

  •
  requires the dedication of a portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for business operations and new opportunities

  •
  increases our vulnerability to changes in economic and industry conditions which would require more funds for business operations at a time when our cash flow has been reduced

        As part of our senior debt agreements, we must maintain certain covenants related to our financial leverage. Increased leverage could also make compliance with certain covenants in our debt agreements more difficult. We may need to borrow more money in the future; however, the covenants in our debt agreements may limit our ability to do so. If we breach the covenants in our debt agreements, our cost of borrowing funds will likely increase or our lenders could declare the amounts we owe immediately due and payable, which would significantly reduce the cash available for business operations.

        We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 27, 2003, we operated 32 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2003, international sales accounted for approximately 25% of our total sales. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

  •
  political and economic instability where we have foreign business operations, resulting in the reduction of the value of, or the loss of, our investment

  •
  recessions in economies of countries in which we have business operations decreasing our international sales

  •
  difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits

  •
  difficulties in enforcing our rights outside the U.S. for a number of our patents on our manufacturing machinery, poles and irrigation design

  •
  increases in tariffs, export controls, taxes and other trade barriers reducing our international sales and our profit on these sales

        As a result, we may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets. In 2001, we recorded a $1.0 million impairment charge in an investment in our irrigation distributor in Argentina, due to the economic problems in the Argentine economy.

ITEM 2.    PROPERTIES.

        The Company's corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in September, 2008. The headquarters of the Company's reporting segments are located in Valley, Nebraska. The principal operating locations of the Company are listed below.

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Jasper, Tennessee	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting and anodizing services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Galvanizing services
West Point, Nebraska	Owned	Galvanizing services

Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Manufacture of irrigation equipment
Tubing Segment
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Other Locations
Creuzier-le-neuf, France	Owned	Manufacture of industrial covers and conveyors
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor is any of our property subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

Executive Officers of the Company

        Our executive officers at December 27, 2003, their ages, positions held, and the business experience of each during the past five years are, as follows:

          Mogens C. Bay, age 55, Chairman and Chief Executive Officer since January 1997.

          Terry J. McClain, age 56, Senior Vice President and Chief Financial Officer since January 1997.

          E. Robert Meaney, age 56, Senior Vice President of the Company since September 1998.

          Ann F. Ashford, age 43, Vice President-Human Resources of the Company since December 1999. Vice President-Human Resources, PKS Information Services, Inc., from January 1998 to December 1999.

          Steven G. Branscombe, age 48, Vice President-Information Technology since October 2001. Senior Project Manager, IBM Corporation, from August 2000 to September 2001. Principal, American Management Systems, from June 1999 to July 2000.

          Mark C. Jaksich, age 46, Vice President and Controller since February 2000. Director of Corporate Accounting of the Company from April 1998 to February 2000.

          Walter P. Pasko, age 53, Vice President-Procurement since May 2002. Vice President-Purchasing and National Accounts, National Material Company, September 1997 to April 2002.

          P. Thomas Pogge, age 55, Vice President, General Counsel and Secretary since May 2001. Attorney in private practice from January 2000 to April 2001. Executive Vice President, General Counsel and Secretary, Transgenomic, Inc. from July 1997 to December 1999.

          Mark E. Treinen, age 48, Vice President-Business Development since January 1994.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, previously listed and trading on the Nasdaq National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange and began trading under the symbol "VMI" on August 30, 2002. We had approximately 5,400 shareholders of common stock at December 27, 2003. Other stock information required by this item is included in "Quarterly Financial Information (unaudited)" on page 59 of this report.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Operating Data
Net sales	$837,625	854,898	872,380	846,129	639,869
Operating income	54,623	70,289	65,021	67,256	50,176
Cumulative effect of accounting change	(366)	(500)	—	—	—
Net earnings	25,487	33,629	26,693	30,400	26,367
Depreciation and amortization	34,597	33,942	36,324	30,270	21,949
Capital expenditures	17,679	13,942	25,652	46,456	37,783
Per Share Data
Earnings:
Basic	$1.07	1.40	1.10	1.31	1.09
Diluted	1.05	1.37	1.09	1.28	1.08
Cash dividends	.315	.29	0.26	0.26	0.26
Financial Position
Working capital	$169,568	154,112	145,550	145,575	98,588
Property, plant and equipment, net	190,103	193,175	209,580	208,272	173,920
Total assets	604,797	578,571	588,897	600,135	419,335
Long-term debt, including current installments	149,662	166,391	198,008	205,472	108,622
Shareholders' equity	265,494	242,020	225,811	191,911	170,488
Invested capital(a)	483,764	451,753	472,230	479,609	321,096
Key Financial Measures
Return on invested capital(a)	7.4%	9.7%	8.6%	10.7%	9.9%
Long-term debt as a percent of invested capital(b)	30.9%	36.8%	41.9%	42.8%	33.8%
Year End Data
Shares outstanding (000)	23,825	23,883	24,477	23,320	23,354
Approximate number of shareholders	5,400	5,500	5,500	5,500	5,500
Number of employees	5,074	5,234	5,342	5,503	3,948

(a)
Return on Invested Capital is calculated as Operating Income (after-tax) divided by the average of beginning and ending Invested Capital. Invested Capital represents Total Assets minus Accounts Payable, Accrued Expenses and Dividends Payable. Return on Invested Capital is one of our key operating ratios, as it allows investors to analyze our operating performance in light of the amount of investment required to generate our operating profit. Return on Invested Capital is also a measurement used to determine management incentives. Return on Invested Capital is not a measure of financial performance or liquidity under generally accepted accounting principles (GAAP). Accordingly, Return on Invested Capital should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The table below shows how Invested Capital and Return on Invested Capital are calculated from our income statement and balance sheet.

	2003	2002	2001	2000	1999
Operating income	54,623	70,289	65,021	67,256	50,176
Effective tax rate	36.3%	36.5%	36.9%	36.3%	36.9%
Tax effect on Operating Income	(19,828)	(25,655)	(23,993)	(24,414)	(18,515)

After-tax Operating income	34,795	44,634	41,028	42,842	31,661
Average Invested Capital(1)	467,759	461,992	475,920	400,353	319,402
Return on invested capital	7.4%	9.7%	8.6%	10.7%	9.9%
Total Assets	604,797	578,571	588,897	600,135	419,335
Less: Accounts Payable	(63,256)	(55,198)	(57,027)	(63,005)	(46,753)
Less: Accrued Expenses	(55,856)	(69,828)	(58,042)	(56,005)	(49,962)
Less: Dividends Payable	(1,921)	(1,792)	(1,598)	(1,516)	(1,524)

Total Invested Capital	483,764	451,753	472,230	479,609	321,096
Beginning of year Invested Capital	451,753	472,230	479,609	321,096	317,708
Average Invested Capital(1)	467,759	461,992	475,920	400,353	319,402

(b)
Long-term debt as a percent of invested capital is calculated as the sum of Current portion of long-term debt and Long-term debt divided by Total Invested Capital. This is one of our key financial ratios in that it measures the amount of financial leverage on our balance sheet at any point in time. We also have covenants under our major debt agreements that relate to the amount of debt we carry. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. We have an internal target to maintain this ratio at or below 40%. This ratio may exceed 40% from time to time for major strategic purposes, such as acquisitions. Long-term debt as a percent of capital is not a measure of financial performance or liquidity under GAAP. Accordingly, long-term debt as a percent of capital should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2003	2002	2001	2000	1999
Current portion of long-term debt	15,009	10,849	11,062	3,496	4,372
Long-term debt	134,653	155,542	186,946	201,976	104,250

Total Long-term debt	149,662	166,391	198,008	205,472	108,622
Total Invested Capital	483,764	451,753	472,230	479,609	321,096

Long-term-debt as a percent of invested capital	30.9%	36.8%	41.9%	42.8%	33.8%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. As described in Item 1(b) above, we combined the Poles and Wireless Communication segments to form the Engineered Support Structures segment in 2003. All data for 2002 and 2001 have been reclassified to conform with the current segment structure.

	2003	2002	Change 2003-2002	2001	Change 2002-2001
	Dollars in millions, except per share amounts
Consolidated
Net sales	$837.6	$854.9	-2.0%	$872.4	-2.0%
Gross profit	208.0	231.5	-10.1%	217.6	6.4%
as a percent of sales	24.8%	27.1%		24.9%
SG&A expense	153.4	161.2	-4.9%	152.6	5.6%
as a percent of sales	18.3%	18.9%		17.5%
Operating income	54.6	70.3	-22.3%	65.0	8.1%
as a percent of sales	6.5%	8.2%		7.5%
Net interest expense	8.8	10.7	-17.6%	16.0	-33.4%
Effective tax rate	36.3%	36.5%		36.9%
Cumulative effect of accounting change	(0.4)	(0.5)		—	—
Net earnings	25.5	33.6	-24.2%	26.7	26.0%
Earnings per share	1.05	1.37	-23.4%	1.09	25.7%
Infrastructure businesses:
Engineered Support Structures segment:
Net sales	406.8	436.7	-6.8%	475.6	-8.2%
Operating income	14.8	31.2	-52.5%	32.5	-4.1%
Coatings segment
Net sales	91.1	96.0	-5.1%	99.2	-3.2%
Operating income	5.4	10.7	-49.8%	9.4	14.0%
Total Infrastructure businesses:
Net sales	497.9	532.7	-6.5%	574.8	-7.3%
Operating income	20.2	41.9	-51.8%	41.9	0.0%
Agricultural businesses:
Irrigation segment
Net sales	280.0	264.7	5.8%	238.6	10.9%
Operating income	31.1	24.0	29.2%	15.5	55.6%
Tubing segment
Net sales	44.8	45.4	-1.2%	42.4	7.1%
Operating income	5.7	6.5	-11.7%	5.8	11.4%
Total Agricultural businesses:
Net sales	324.8	310.1	4.7%	281.0	10.4%
Operating income	36.8	30.5	20.5%	21.3	43.6%
Other
Net sales	14.9	12.1	23.2%	16.6	-27.5%
Operating income (loss)	(2.4)	(2.1)	-10.2%	1.8	-216.7%

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED WITH FISCAL 2002

  Overview

        The sales decrease in 2003 as compared with 2002 was the result of lower sales in the Utility and Specialty product lines of the Engineered Support Structures (ESS) segment and the Coatings segment, offset somewhat by increased sales in the Lighting and Traffic product line in the ESS segment and the Irrigation segment. Due to a weakening of the U.S. dollar in relation to the Euro and the South African Rand, sales in dollar terms were positively impacted by $23.1 million. The sales decrease after taking into account the currency translation effect was 4.8%. Gross profit margins were lower in most segments, except that margins improved slightly in the Irrigation segment, mainly as a result of improved margins in the international markets. In particular, margins were significantly impacted by severe pricing pressure in the Utility product line. Lower sales in the Utility and Specialty product lines and the Coatings segment also resulted in lower coverage of fixed manufacturing costs, which further contributed to lower profitability. The decrease in Selling, General and Administrative (SG&A) expense was mainly due to a reduction of approximately $12.5 million in employee incentives and supplemental 401K matches this year. This decrease was directly related to the decrease in our profitability and return on invested capital this year. This decrease was offset to some extent by currency translation impacts related to a weaker U.S. dollar, which increased our expenses in dollar terms.

        The decrease in interest expense was principally related to lower average borrowing levels this year. Our capital spending and acquisition activity has continued to be lower than historical levels and our share repurchases this year were not significant. As a result, our free cash flows have been used to reduce our interest-bearing debt.

        Our effective tax rate was comparable to 2002, as there have been no major changes to tax rates or our general income tax position this year. Losses in nonconsolidated subsidiaries were lower in 2003 as compared with 2002, due to some improvement in our Irrigation segment joint ventures in Argentina and the U.S. In addition, in 2002 we recorded a $1.1 million impairment charge in our investment in our U.S. nonconsolidated subsidiary. Minority interest in earnings of consolidated subsidiaries was higher this year, mainly related to strong profitability gains in our Irrigation segment operations in Brazil and South Africa. Our ownership percentages in these locations are less than 100%.

        The Financial Accounting Standards Board (FAS) Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), was revised in December 2003 and is applicable to public entities that have interests in variable interest entities for periods ending after December 15, 2003. Under FIN 46, the assets, liabilities and results of activities of variable interest entities are required to be reported in the consolidated financial statements of their primary beneficiaries. We assessed our relationships with variable interest entities and determined that we were the primary beneficiary in a variable interest entity related to our lease of transportation equipment. Accordingly, in the fourth quarter of 2003, we recorded a cumulative effect of a change in accounting of $0.4 million (net of related tax effects of $.2 million). In addition, we recorded a net increase to property, plant and equipment of $9.3 million and an increase to interest-bearing debt of $9.9 million.

        We generated solid operating cash flow during 2003 and 2002 and we used those cash flows to reduce our interest-bearing debt. Our long-term debt to invested capital ratio was reduced from 36.8% to 30.9% in 2003, which is comfortably within our internal goal of 40%.

  Engineered Support Structures (ESS) Segment

        General—The sales decrease in the ESS segment related to lower sales in the Utility and Specialty product lines, offset somewhat by stronger sales in the Lighting and Traffic product line. The sales decrease after taking into account currency translation effects was 10.1%. The decrease in operating income was the result of lower sales volumes and lower gross profit margins due to pricing pressures in the Specialty and Utility product lines and reduced coverage of fixed manufacturing costs related to lower sales volumes in those product lines. The impact on gross profit margins was offset somewhat by lower SG&A spending, mainly related to lower sales incentives and commissions associated with lower sales volumes. Our SG&A spending in Europe increased from 2002 due to our efforts to expand sales distribution and manufacturing in the region and expand our product offering in the Utility product line.

        Lighting and Traffic Products—In North America, lighting and traffic structure sales increased by 3.6% in 2003. Market demand continues to be driven by government spending programs and the need for improved street and highway lighting and traffic control. The commercial lighting sales in 2003 were essentially flat with 2002, as commercial construction and the related demand for area lighting for parking lots and common areas was somewhat weaker than in 2002. Building alliances with lighting fixture manufacturers helped us to maintain sales despite some softness in the overall market. Profitability in North America improved, principally due to increased sales. In Europe, sales increased 5.7% in local currency terms, as most of the sales increase related to efforts to expand our manufacturing presence and sales coverage in the region. Despite higher sales, profitability in Europe was lower than in 2002, due primarily to increased SG&A spending. The increase in spending related mostly to efforts to expand our sales presence and product offering in the region. While we expect these activities to contribute to future profitability, they are in their formative stages and have not yet generated the sales and profits that we expect. In China, sales are down slightly, but we are continuing to make progress in finding local market segments that are attractive and capitalize on export opportunities to generate sales and profits.

        Utility Products—Utility sales decreased 37.8% in North America compared with 2002. Market demand for steel poles for transmission and substations was somewhat lower than in 2002. Utility companies and independent power producers have reduced spending for electrical generation and transmission projects due to factors such as a lack of U.S. energy legislation and some financing constraints. The key factor that affected profitability was the severe pricing pressure in the marketplace throughout 2003. The pricing pressure resulted from some weakness in the market, combined with new competitors in the form of manufacturers who also compete for sales of pole structures in the wireless communication market. In the first quarter, our backlogs and sales fell as we attempted to maintain pricing. Our pricing was more aggressive in the second quarter and we were successful in increasing our order rate, although sales prices were substantially less than what we experienced in the last few years. Sales in the fourth quarter were similar to 2002, although at lower margin levels than in the past. The impact of pricing and unfavorable product mix on operating income was approximately $8.9 million in 2003. In China, our sales increased approximately $5.0 million in 2003 as compared with 2002. We have been successful in penetrating the utility market with transmission and substation products. China is investing large amounts of money in electrical generation and distribution, and we believe we are well positioned to take advantage of favorable trends in China to continue to grow our sales there in the future.

        Specialty Products—In North America, sales of specialty products were down as compared with 2002. Wireless carriers and build-to-suit companies continue to curtail spending on new structures for the wireless communication industry as they are focusing on cash flow and capital management. Structures and antennas being installed have generally been done so as to augment existing networks to improve coverage and service. While sales were lower and pricing remained very competitive, our factory and administrative costs were reduced by approximately $4.0 million this year which helped to minimize the impact of these lower sales on operating income. In 2003, this product line also began to manufacture overhead sign and low-voltage substation structures; while 2003 sales in these products were not material, we have been successful in achieving orders and are optimistic that these products will help us grow our specialty product sales in the future. We continue to experience strong demand for wireless communication poles in China, as they continue to pursue buildout of their wireless networks. Sales and profitability in China were improved over 2002.

  Coatings Segment

        The decrease in Coatings segment sales in 2003 as compared with 2002 was due to weakness in the industrial economy in the U.S. throughout 2003. In addition, the amount of business with our other locations was down this year, as lower sales in the Utility and Specialty product lines in the ESS segment also led to lower production levels in our galvanizing locations that serve those product lines. As a result of these factors, sales in our galvanizing locations were 14.4% lower than in 2002. Operating income decreased due to lower sales and gross margins, offset by reduced SG&A expenses. Our galvanizing operations have relatively high fixed costs. When production fluctuates, it can have a significant impact on earnings. The estimated total impact of the volume decrease on gross margin was $4.7 million. Gross margins were also impacted by approximately $1.1 million in higher workers compensation costs in 2003. Most of this increase occurred in our California operations, where the legal environment in the workers compensation area is difficult for employers. SG&A spending was lower this year, mostly related to a reduction in employee incentives. Operating income in 2002 included a $1.2 million gain on the sale of a facility in our Minnesota location.

  Irrigation Segment

        Irrigation segment sales increased in both domestic and international markets. In North America, improved commodity prices, dry growing conditions in our main market areas, a generally favorable U.S. farm bill and low interest rates contributed to increased demand for mechanized irrigation machines and related service parts. The increase in sales and some improved pricing resulted in higher operating income in 2003.

        In the international marketplace (after considering currency translation impacts), sales were similar to 2002. Sales in the Middle East market were down substantially, as the war in Iraq impacted project sales in the region. In Brazil, we achieved record sales and profits, as market conditions were very strong. Good agricultural commodity prices and favorable government programs helped drive the strong sales demand and contributed to our excellent operating performance in 2003. In South Africa, sales in local currency terms were down slightly from our record sales in 2002, but profitability improved, due to improved operations management and pricing that led to improved gross margins. Good agricultural commodity prices and generally dry growing conditions helped maintain strong demand for mechanized irrigation machines in the region. Overall profitability in our international operations improved by 21%, about half of which was due to currency translation effects resulting from a weaker U.S. dollar, especially in relation to the South African Rand.

  Tubing Segment

        In the Tubing segment, sales were slightly lower than last year, although sales were stronger in the fourth quarter as compared with 2002, reflecting some strengthening economic conditions in the U.S. This segment was impacted significantly by the steel market, as most of the cost of tubing is hot-rolled sheet steel. In the fourth quarter of 2003, steel prices started to rise and there is some concern about availability of steel in the near future. In these conditions, our sales tend to increase, as customers order more tubing to reduce the risk of future shortages and avoid future price increases. Operating income was down from 2002 due to some pricing pressures in commodity-type products and an unfavorable inventory adjustment. These impacts were offset to an extent by lower SG&A spending, mostly due to lower employee incentives this year.

  Other

        Our "Other" businesses include our machine tool accessory business in France, our industrial fastener business in the U.S. and wind energy development. Sales were up mostly due to currency translation impacts and profitability was down mainly due to higher spending on developing a new structure for the wind energy industry. Our spending on development activity was $2.8 million in 2003, as compared with $2.4 million in 2002. We have not yet made a commercial sale in this area, but remain somewhat optimistic for long-term success in this market.

FISCAL 2002 COMPARED WITH FISCAL 2001

  Overview

        The sales decrease in 2002 as compared with 2001 was primarily due to lower sales in the Specialty and Utility product lines in the ESS segment, offset somewhat by sales increases in the Lighting and Traffic product line in the ESS segment and the Irrigation and Tubing segments. The increase in gross profit as a percent of sales was due to improved margins in all segments, particularly in the Irrigation segment. Margins were enhanced through improved factory productivity and cost control throughout most of our businesses. In addition, the 2002 gross profit margin improvement was aided by a $1.2 million gain on sale of a production facility in the Coatings segment and the 2001 gross profit was negatively impacted by the inventory write-off of $1.5 million in the Specialty product line. Hot-rolled steel prices rose sharply during the first half of 2002 before prices declined somewhat in the fourth quarter. The gross profit impact of these increases was not significant, as we were able to manage these increases through sales price increases and advance purchase contracts.

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

        Our operating cash flow reduction in 2002 as compared with 2001 related to the large reduction in inventories in 2001. In 2000, our inventories rose to historically high levels and this increase was largely reversed in 2001. The average operating cash flow in 2000 and 2001 was approximately $60 million. These improved cash flows and reduced capital expenditures were used to reduce interest-bearing debt. Our long-term debt to invested capital ratio improved from 41.9% to 36.8% in 2002 and was in line with our internal goal of 40%.

  Engineered Support Structures (ESS) Segment

        General—In the ESS segment, the decrease in sales related to lower sales in the Specialty and Utility product lines, offset by improved sales in the Lighting and Traffic product line. Despite lower sales volumes, gross profit margins were higher as compared with 2001 due to good factory productivity and cost control. SG&A spending was comparable to 2001, as lower incentive expense was offset by increased depreciation expenses and start up expenses associated with our new plant in Morocco.

        Lighting and Traffic Products—In North America, sales of Lighting and Traffic products were modestly higher as compared with 2001. Government programs to develop and upgrade road, highway and traffic control systems helped support sales demand in the Lighting and Traffic product line. Commercial lighting sales were stable, as new alliance relationships with certain lighting fixture manufacturers offset overall weaker market demand and lower levels of commercial construction. Gross profit margins in North America improved somewhat due to a more favorable sales mix in 2002. In Europe, sales were modestly higher than in 2001, due to some improvement in market conditions. We expanded our sales presence in Europe and started up a factory in Morocco. Gross margins and operating income in Europe improved mainly through improved factory performance. In our China operation, sales were stable in China and export sales improved over 2001. Profitability also improved over 2001.

        Utility Products—Utility product sales in North America were lower than in 2001, as demand for steel transmission, substation and distribution poles weakened steadily throughout 2002. Utility companies and independent power producers are delaying plans to develop new electrical generation due to a slow U.S. economy and financing constraints, which is resulting in lower demand for our products. We entered 2002 with a large backlog in utility, which helped sustain sales through the first half of 2002. However, market conditions this year led to lower sales volumes in the second half of the year. Over the long term, we believe the key market drivers of increasing electricity consumption, overall economic growth, lack of electrical transmission capacity and deregulation of the electrical utility industry provide a solid basis for future sales. In 2002, rising steel prices throughout much of the year and a competitive pricing environment, especially in the second half of the year put some pressure on gross profit margins, but factory productivity improvements helped minimize the impact of these conditions on operating income.

        Specialty Products—In 2002, sales in North America were 40% lower than in 2001. Wireless carriers and build-to-suit companies continue to be plagued by lack of capital and inventories of uninstalled structures. We recognized these conditions as indications of market weakness and took actions to reduce expenses, consolidate product offerings and organize operations in line with then current market conditions. Despite the large sales decrease, gross profit margins improved and operating profit only fell by $1.4 million from 2001. Factory costs were reduced by over 40% and SG&A spending was reduced by over 30% this year, which helped minimize the operating income impact from the lower sales volumes. We believe over time, carriers will have to add structures and antennas to improve service and keep up with the continuing growth in number of subscribers and airtime usage by subscribers. In addition to reducing the cost structure of the business, we are using our engineering and design expertise to develop products for the sign structure market. Sales of communication poles in China were slightly lower than our record sales of 2001. China, however, continued the buildout of its wireless phone infrastructure, which helped support sales. This unit continues to contribute profitably to the performance of the ESS segment.

  Coatings Segment

        Sales in the Coatings segment were down slightly from 2001. This business generally reflects the industrial U.S. economy and the weak U.S. economic growth resulted in sluggish sales. Earnings improved over 2001 due to reduced amortization of goodwill (due to the adoption of SFAS 142) of

$2.4 million and a sale of a production facility that resulted in a gain of $1.2 million. However, fixed factory and SG&A expenses continued notwithstanding the lower sales volumes, including lower sales to the ESS segment. The impact of these reduced sales on gross margins and operating income was approximately $2.6 million, but was partially offset by lower zinc and natural gas costs.

  Irrigation Segment

        The increase in Irrigation segment sales was due to improved market conditions in most markets. In North America, improved crop prices and generally dry growing conditions resulted in stronger market demand for mechanized irrigation machines and related service parts. Profitability in North America improved due to sales volume increases, a stronger pricing environment, effective management of steel costs and more efficient factory performance. SG&A expenses increased approximately $4.0 million as compared with 2001 due to increased compensation costs (including higher employee incentives) and increases in promotional spending.

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

  Tubing Segment

        Tubing segment product demand was similar to 2001, due to the sluggish U.S. industrial economy. Steel prices increased dramatically during the first half of 2002 before falling somewhat in the fourth quarter. In addition to the effective management of higher steel prices, we were able to pass some of these price increases along to our customers, which accounted for much of the net sales increase as compared with 2001. Improved factory performance and favorable product mix were the main reasons for the increase in gross margins and operating income in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $169.6 million at fiscal year-end 2003, as compared with $154.1 million at year-end 2002. The ratio of current assets to current liabilities was 2.12:1 as of December 27, 2003, as compared with 2.09:1 at December 28, 2002. Working capital was up due to increases in cash, receivables and a decrease in accrued expenses. The increase in receivables was due to currency translation effects ($8.0 million) and a stronger mix of international sales, which generally have longer payment terms than North American sales. On a regional basis, accounts receivable turns in 2003 are similar to 2002. Accrued expenses decreased due to much lower employee incentive accruals in 2003, due to our lower earnings and return on capital in 2003, as compared with 2002. Inventories were $8.9 million lower in 2003 as compared with 2002 (after currency translation effects). In late 2002, the ESS and Tubing segments increased their stocks of hot-rolled steel late in the year to guard against potential steel supply shortages in the U.S. We did not purchase as much material in advance this year. Also, the Specialty product line in the ESS segment continues to work on reducing its inventory levels due to lower sales demand. Operating cash flow was $59.8 million in 2003, as compared with $69.5 million in 2002 and $109.8 in 2001. The decrease in operating cash flow in 2003 as compared with 2002 related mainly to lower earnings in 2003. The stronger operating cash flow in 2001 related principally to substantial reductions in inventory that year, since our inventories were at relatively high levels in 2000.

        Investing Cash Flows—Capital spending was $17.7 million in 2003, as compared with $13.9 million in 2002, and $25.7 million in 2001. Our depreciation and amortization expenses for 2003, 2002 and 2001 were $34.6 million, $33.9 million and $36.3 million, respectively. Our capital spending continues to be at historically low levels. Throughout much of the 1990's our capital spending was relatively high as we added manufacturing capacity in a number of areas, most notably our Irrigation segment factory in McCook, Nebraska and our ESS factory in Jasper, Tennessee. We have not made any substantial capacity additions in the past three years. In addition, we made a number of acquisitions from 1998 to 2001 that added capacity and allowed us to expand our market coverage. While no acquisitions were made in 2003 or 2002, $33.4 million cash was expended in 2001 as part of the PiRod acquisition, which was completed on March 30, 2001.

        Financing Cash Flows—Strong operational cash flow, combined with lower capital spending and reduced acquisition activity, enabled us to reduce interest-bearing debt by $16.3 million, $40.0 million and $38.9 million in 2003, 2002 and 2001, respectively. The 2001 debt reduction was achieved despite the $33.4 million we borrowed as part of the PiRod acquisition. The Board of Directors has authorized the repurchase of up to 1.5 million shares of our common stock. As of December 27, 2003, 972,100 shares had been repurchased under this authorization for a total of $17.2 million. We repurchased 165,700 shares in 2003 for a total of $3.4 million.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions by a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital below 40%, although we may exceed that percentage from time to time for major strategic purposes, such as acquisitions. At year-end 2003, long-term debt was 30.9% of invested capital, down from 36.8% in 2002 and 41.9% at year-end 2001. On February 23, 2004, we signed a definitive agreement to purchase all the shares of Newmark International, Inc. for approximately $105 million in cash. Additionally, Newmark has approximately $10 million in interest-bearing debt. After this acquisition is completed, our long-term debt to capital ratio will likely exceed our stated internal goal of 40%. We are considering a number of alternatives regarding capital structure which we believe, together with our cash flow characteristics, will provide adequate capital resources for necessary capital improvements and additional acquisition opportunities. While future capital spending (exclusive of acquisitions) likely will not remain at the levels spent in 2003 or 2002, we do not anticipate that capital spending (exclusive of acquisitions) will exceed depreciation expense in the foreseeable future.

        Our debt financing consists of a combination of short-term credit facilities and long-term debt. The short-term credit facilities are with various banks and amounted to $25.5 million at the end of 2003 as compared with $21.1 million at the end of 2002. At December 27, 2003, $13.1 million of these short-term credit facilities were available.

        The major components of our long-term debt include a revolving credit agreement with a group of banks and a long-term unsecured credit facility with an insurance company. Under the revolving credit agreement, we may borrow up to $150 million in multiple currencies. The facility is unsecured and any outstanding principal balance is due in August 2006. The outstanding balance may be paid down at any time and additional funds may be borrowed up to the $150 million maximum. At December 27, 2003, the outstanding principal balance was $40 million, compared with $56 million at the end of fiscal 2002. The interest rate we pay on the revolving credit line is based upon the London Interbank Offer Rate (LIBOR) plus a spread based on our financial leverage. At year-end 2003, the interest rate was 1.81%. The total borrowings available under the unsecured facility with an insurance company was $200 million at the end of 2003, with $80 million outstanding as of December 27, 2003. The principal payments made in 2003 totaled $10.0 million and future repayments due under this facility are in varying amounts, ending in 2012. The principal may be prepaid at any time, subject to applicable yield maintenance provisions. We also have certain minor long-term borrowings, including capital lease arrangements. Debt covenants under the revolving credit agreement and the unsecured facility with an insurance company require us to maintain certain leverage and fixed charge ratios for the duration of the agreements. At the end of fiscal 2003, we were in compliance with all debt covenants.

        Our priorities in use of future free cash flows are as follows:

  •
  Fund internal growth initiatives in core businesses

  •
  Pay down interest-bearing debt

  •
  Invest in acquisitions clearly connected to our core businesses or an existing competency

  •
  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

        In the event of a sharp decrease in demand for our products, resulting profitability reductions would reduce our operating cash flows and may affect our ability to grow. Likewise, low profitability or operating losses could impact our compliance with key long-term debt covenants, which could ultimately result in default of these debt agreements and acceleration of payments due. These factors could come from a number of sources, such as a prolonged depression in the U.S. farm economy, a substantial reduction in government (including state and local) funding of the federal highway program and a prolonged U.S. economic recession.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 27, 2003 are summarized as follows, in millions of dollars:

Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt	$147.6	$14.8	$74.5	$14.8	$43.5
Capital leases	2.1	0.2	0.6	0.2	1.1
Unconditional purchase obligations	9.4	9.4	—	—	—
Operating leases	26.3	6.5	10.5	6.4	2.9

Total contractual cash obligations	$185.4	$30.9	$85.6	$21.4	$47.5

        Long-term debt principally consists of the revolving credit agreement and the unsecured credit facility with an insurance company. Obligations under these agreements could be accelerated in event of non-compliance with loan covenants.

        Capital leases relate to a production facility in France and office equipment in the U.S. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for aluminum and zinc for periods up to one year. These obligations also include steel held by us on consignment from certain vendors. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. The most significant operating lease is the lease of our corporate headquarters office building in Omaha, Nebraska. On this lease, we lease the entire office complex and sublease other office space in the complex to outside parties. The lease payments are based on the London Interbank Offer Rate (LIBOR), plus a spread that varies depending on our financial leverage. The current lease obligation expires in 2008, at which time we may elect to 1) renew the lease at a negotiated rate and duration; 2) purchase the facility from the lessor for $35 million; or 3) terminate the lease. In the event that we terminate the lease and the facility is sold for less than $35 million, we are obligated to pay the difference between the sales price and $35 million to the owner. This lease also contains certain covenants that are similar to those in our revolving credit agreement, including covenants related to financial leverage and coverage of certain fixed charges. The estimated fair value of the residual value guarantee is $1.7 million, which we have classified on the balance sheet in "Other noncurrent liabilities". This lease was reviewed under the provisions of FAS Interpretation 46 ("Consolidation of Variable Interest Entities"), and we determined that we were not required to consolidate the lessor entity because we were not the primary beneficiary.

        We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Except as noted below, these commitments at December 27, 2003 are as follows (in millions of dollars):

		Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed
		2004	2005-2006	2007-2008	Thereafter
Standby Letters of Credit	$3.0	$3.0	—	—	—
Guarantees	5.1	0.3	$2.2	—	$2.6

Total commercial commitments	$8.1	$3.3	$2.2	—	$2.6

        The above commitments include $7.1 million in loan guarantees of non-consolidated subsidiaries in Argentina and Mexico and are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to us. As prescribed by the Financial Accounting Standards Board (FASB) Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' (FIN 45), the fair value of the guarantees entered into in 2003 was $1.1 million and is recorded in Other noncurrent liabilities on our December 27, 2003 balance sheet. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

  Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last three years, hot-rolled steel prices have been volatile. In 2001, prices dropped significantly. In 2002, prices rose sharply early in the year before falling later in the year. Prices continued to fall somewhat in early 2003 before rising late in the year. The volatility in price was due to such factors as fluctuations in supply, government tariffs and fluctuation in the U.S. industrial economy. In 2001, natural gas prices were volatile. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to minimize the impact of volatility in prices and sales price increases where possible.

  Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates and foreign currency exchange rates. We normally do not use derivative financial instruments to hedge these exposures, nor do we use derivatives for trading purposes.

        Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.2 million in 2003 and $0.2 million in 2002.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2003	2002
	(in millions)
Europe	$4.0	$3.0
South America	0.7	0.6
Asia	1.6	1.0
South Africa	0.5	0.3

2004 OUTLOOK

        In 2004, we expect ESS segment sales and profits to improve over 2003. Lighting and Traffic structure sales are expected to increase. While U.S. highway spending legislation has not yet been passed, we believe that such legislation will be passed and funding will continue in some form.

However, delays and uncertainty over the timing, funding and size of a new highway legislation can affect the market for lighting and traffic structures, as customers may delay purchasing decisions until the parameters of the legislation are settled. We expect sales of Utility products in the U.S. to increase in 2004, but pricing pressures may persist. In Specialty products, the wireless communication market conditions are expected to be similar to 2003. As we gain product expertise and market knowledge in areas such as sign structures and low-voltage substation, we are optimistic that the product expansions will help us improve sales and profitability. Coatings sales tend to lag the general industrial economy, so we should see some improvement in demand for coatings services with sustained industrial production improvement in our market areas.

        Irrigation sales and profitability are expected to be higher in 2004, as compared with 2003. Overall dry growing conditions, government farm programs and improved commodity prices should result in higher sales in North America. In the international markets, we do not expect the markets to be quite as strong as they have been in Brazil and South Africa. However, our international coverage and regional manufacturing strategy should position us for any growth opportunities that arise.

        Overall, we expect earnings to improve over 2003. Backlogs are generally stronger than a year ago, and we are optimistic that we will experience moderate sales growth. We do have concern over the steel market at this time. We are seeing some increases in steel prices and if steel availability deteriorates, our lead times to acquire steel may be impacted and affect our ability to meet customer demands. We believe we are positioned well to deal with these challenges, but turbulence in the steel market will be a challenge for us in 2004. We will continue our focus on looking for new growth opportunities through internal initiatives or acquisitions, improving our cost structure and using free cash flows to reduce interest-bearing debt. We believe there is opportunity for improvement in each of our businesses and we intend to grow and leverage our products, markets and competencies going forward.

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

  Allowance for Doubtful Accounts

        In determining an allowance for accounts receivable that will not ultimately be collected in full, we consider:

  •
  age of the accounts receivable

  •
  customer credit history

  •
  customer financial information

  •
  reasons for non-payment (product, service or billing issues).

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

  Warranties

        All of our businesses must meet certain product quality and performance criteria. We rely on historical product claims data to estimate the cost of product warranties at the time revenue is recognized. In determining the accrual for the estimated cost of warranty claims, we consider our experience with:

  •
  costs to correct the product problem in the field, including labor costs

  •
  costs for replacement parts

  •
  other direct costs associated with warranty claims

  •
  the number of product units subject to warranty claims

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumption in our estimate is the rate we apply to those recent sales, which is based on historical claims experience. If this estimated rate changed by 50%, the impact on operating income would be approximately $1.5 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

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

        In 2002, we experienced higher costs to produce inventory than in 2001, due mainly to higher costs for steel and other commodities. This resulted in higher cost of goods sold (and lower operating income) of approximately $2.6 million than had all our inventory been valued on the FIFO method.

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

  Depreciation, Amortization and Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property, plant and equipment and intangible assets that were acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years.

        We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which coincides with our strategic planning process. We value our reporting units using after-tax cash flows from operations (less capital expenditures) discounted to present value. The key assumptions are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under SFAS 142, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

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

  Stock Options

        Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles (GAAP), we do not record any compensation expense on the income statement with respect to options granted to employees and directors. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, earnings per share would have been $0.10 to $0.12 less than what was reported for each of the 2001, 2002 and 2003 fiscal years.

  Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and tax-planning strategies are considered in assessing the need for the valuation allowance, if a deferred tax asset is estimated to be not fully realizable in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net income in the period the determination was made. Likewise, should we subsequently determine that we would be able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 27, 2003, we had approximately $1.7 million in deferred tax assets related mainly to tax credit carryforwards, with a related valuation allowance of $0.6 million. If circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. At December 27, 2003, we had deferred tax assets of $2.2 million related to nonconsolidated subsidiaries which have been fully offset by a valuation adjustment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 29 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

Consolidated Financial Statements
Independent Auditors' Report	34
Consolidated Balance Sheets—December 27, 2003 and December 28, 2002	36
Consolidated Statements of Operations—Three-Year Period Ended December 27, 2003	35
Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 27, 2003	38
Consolidated Statements of Cash Flows—Three-Year Period Ended December 27, 2003	37
Notes to Consolidated Financial Statements—Three-Year Period Ended December 27, 2003	39-58

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and Subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, in 2003 the Company changed its method of accounting for variable interest entities and in 2002 the Company changed its method of accounting for goodwill and other intangibles.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2004

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 27, 2003

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Net sales	$837,625	$854,898	$872,380
Cost of sales	629,635	623,422	654,759

Gross profit	207,990	231,476	217,621
Selling, general and administrative expenses	153,367	161,187	152,600

Operating income	54,623	70,289	65,021

Other income (deductions):
Interest expense	(9,897)	(11,722)	(17,080)
Interest income	1,095	1,048	1,050
Miscellaneous	(276)	(337)	(524)

	(9,078)	(11,011)	(16,554)

Earnings before income taxes, minority interest, equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	45,545	59,278	48,467

Income tax expense:
Current	11,684	17,777	14,073
Deferred	4,850	3,860	3,827

	16,534	21,637	17,900
Earnings before minority interest, equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	29,011	37,641	30,567
Minority interest	(2,222)	(1,170)	(509)
Equity in losses of nonconsolidated subsidiaries	(936)	(2,342)	(3,365)
Cumulative effect of change in accounting principle	(366)	(500)	—

Net earnings	$25,487	$33,629	$26,693

Earnings per share:
Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.09	$1.42	$1.10
Cumulative effect of change in accounting principle	(0.02)	(0.02)	—

Net earnings	$1.07	$1.40	$1.10

Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.06	$1.39	$1.09
Cumulative effect of change in accounting principle	(0.01)	(0.02)	—

Net earnings	$1.05	$1.37	$1.09

Cash dividends per share	$0.315	$0.290	$0.260

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 27, 2003 and December 28, 2002

(Dollars in thousands, except per share amounts)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$33,345	$19,514
Receivables, less allowance for doubtful receivables of $4,363 in 2003 and $3,957 in 2002	151,765	132,697
Inventories	116,475	120,837
Prepaid expenses	8,622	4,868
Refundable and deferred income taxes	10,903	17,012

Total current assets	321,110	294,928

Property, plant and equipment, at cost	448,678	415,828
Less accumulated depreciation and amortization	258,575	222,653

Net property, plant and equipment	190,103	193,175

Goodwill	56,022	55,671
Other intangible assets	14,358	15,646
Other assets	23,204	19,151

Total assets	$604,797	$578,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$15,009	$10,849
Notes payable to banks	15,500	3,149
Accounts payable	63,256	55,198
Accrued expenses	55,856	69,828
Dividends payable	1,921	1,792

Total current liabilities	151,542	140,816

Deferred income taxes	22,748	18,240
Long-term debt, excluding current installments	134,653	155,542
Other noncurrent liabilities	22,116	15,371
Minority interest in consolidated subsidiaries	8,244	6,582
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value. Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	306,920	289,105
Accumulated other comprehensive loss	(2,147)	(10,049)

	332,673	306,956
Less:
Cost of common shares in treasury—4,074,847 shares in 2003 (4,016,515 shares in 2002)	65,975	64,936
Unearned restricted stock—51,333 shares in 2003	1,204	—

Total shareholders' equity	265,494	242,020

Total liabilities and shareholders' equity	$604,797	$578,571

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 27, 2003

(Dollars in thousands)

	2003	2002	2001
Cash flows from operations:
Net earnings	$25,487	$33,629	$26,693
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	34,597	33,942	36,324
Loss on sale of property, plant and equipment	802	1,083	1,050
Cumulative effect of change in accounting principle	366	500	—
Equity in losses in nonconsolidated subsidiaries	936	2,342	3,365
Minority interest in net losses of consolidated subsidiaries	2,222	1,170	509
Deferred income taxes	4,850	3,860	3,827
Other adjustments	881	(332)	(1,420)
Changes in assets and liabilities:
Receivables	(10,515)	3,774	10,234
Inventories	8,999	(10,172)	35,714
Prepaid expenses	(3,249)	(235)	946
Accounts payable	2,203	284	(12,513)
Accrued expenses	(16,026)	10,625	(1,160)
Other noncurrent liabilities	1,170	(809)	(586)
Income taxes payable	7,058	(10,208)	6,856

Net cash flows from operations	59,781	69,453	109,839

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,679)	(13,942)	(25,652)
Purchase of minority interest	(200)	(855)	—
Investment in nonconsolidated subsidiary	(1,715)	—	—
Acquisitions, net of cash acquired	—	—	(34,079)
Proceeds from sale of property, plant and equipment	645	2,961	341
Proceeds from sale to minority shareholder	76	1,253	—
Other, net	(2,243)	(3,143)	(2,330)

Net cash flows from investing activities	(21,116)	(13,726)	(61,720)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	10,367	(8,171)	(26,416)
Proceeds from long-term borrowings	767	1,249	30,216
Principal payments on long-term obligations	(27,388)	(33,070)	(42,718)
Dividends paid	(7,414)	(6,758)	(6,308)
Proceeds from exercises under stock plans	1,192	8,591	1,256
Purchase of common treasury shares:
Stock repurchases	(3,351)	(14,250)	(1,373)
Stock plan exercises	(615)	(6,898)	(186)

Net cash flows from financing activities	(26,442)	(59,307)	(45,529)

Effect of exchange rate changes on cash and cash equivalents	1,608	(1,428)	(1,244)

Net change in cash and cash equivalents	13,831	(5,008)	1,346
Cash and cash equivalents—beginning of year	19,514	24,522	23,176

Cash and cash equivalents—end of year	$33,345	$19,514	$24,522

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 27, 2003

(Dollars in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Unearned restricted stock	Total shareholders' equity
Balance at December 30, 2000	27,900	471	244,858	(6,948)	(74,357)	(13)	191,911
Comprehensive income:
Net earnings	—	—	26,693	—	—	—	26,693
Currency translation adjustment	—	—	—	(5,009)	—	—	(5,009)

Total comprehensive income	—	—	—	—	—	—	21,684
Cash dividends ($0.26 per share)	—	—	(6,383)	—	—	—	(6,383)
Issuance of 1,215,333 shares in connection with PiRod Acquisition	—	—	(1,078)	—	20,361	—	19,283
Purchase of treasury shares:
Stock repurchases, 103,500 shares	—	—	—	—	(1,373)	—	(1,373)
Stock plan exercises, 11,326 shares	—	—	—	—	(197)	—	(197)
Stock options exercised; 38,734 shares issued	—	(543)	764	—	268	—	489
Tax benefit from exercise of stock options	—	67	—	—	—	—	67
Stock awards; 19,754 shares issued	—	5	—	—	312	13	330

Balance at December 29, 2001	$27,900	$—	$264,854	$(11,957)	$(54,986)	$—	$225,811
Comprehensive income:
Net earnings	—	—	33,629	—	—	—	33,629
Currency translation adjustment	—	—	—	1,908	—	—	1,908

Total comprehensive income	—	—	—	—	—	—	35,537
Cash dividends ($0.29 per share)	—	—	(6,952)	—	—	—	(6,952)
Purchase of treasury shares:
Stock repurchases, 820,932 shares	—	—	—	—	(14,250)	—	(14,250)
Stock plan exercises, 291,935 shares	—	—	—	—	(6,898)	—	(6,898)
Stock options exercised; 507,723 shares issued	—	(1,975)	(2,426)	—	10,916	—	6,515
Tax benefit from exercise of stock options	—	1,882	—	—	—	—	1,882
Stock awards; 18,795 shares issued	—	93	—	—	282	—	375

Balance at December 28, 2002	$27,900	$—	$289,105	$(10,049)	$(64,936)	$—	$242,020
Comprehensive income:
Net earnings			25,487				25,487
Currency translation adjustment				7,902			7,902

Total comprehensive income							33,389
Cash dividends ($0.315 per share)			(7,543)				(7,543)
Purchase of treasury shares:
Stock repurchases, 175,959 shares					(3,351)		(3,351)
Stock plan exercises, 29,224 shares					(615)		(615)
Stock options exercised; 75,876 shares issued		(141)	(129)		1,462		1,192
Tax benefit from exercise of stock options		146					146
Stock awards; 70,975 shares issued		(5)			1,465	(1,204)	256

Balance at December 27, 2003	$27,900	$—	$306,920	$(2,147)	$(65,975)	$(1,204)	$265,494

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 27, 2003

(Dollars in thousands, except per share amounts)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated. Certain 2002 items have been reclassified to conform with 2003 presentation.

  Operating Segments

  •
  ENGINEERED SUPPORT STRUCTURES:  This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic, utility, and wireless communication industries, and for other specialty applications;

  •
  COATINGS:  This segment consists of galvanizing, anodizing and powder coating services;

  •
  IRRIGATION:  This segment consists of the manufacture of agricultural irrigation equipment and related parts and services; and

  •
  TUBING:  This segment consists of the manufacture of tubular products for industrial customers.

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001 consisted of 52 weeks.

  Inventories

        At December 27, 2003, approximately 52% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The excess of replacement cost of inventories over the LIFO value is approximately $9,800 and $9,600 at December 27, 2003 and December 28, 2002, respectively.

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

  Change in Accounting

        The Financial Accounting Standards Board (FAS) Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), was revised in December 2003 and is applicable to public entities that have interests in variable interest entities for periods ending after December 15, 2003. Under FIN 46, the assets, liabilities and results of activities of variable interest entities are required to be reported in the consolidated financial statements of their primary beneficiaries. The Company assessed its relationships with variable interest entities and determined that it is the primary beneficiary in a variable interest entity related to the Company's lease of transportation equipment. In the fourth quarter of 2003, the Company recorded a cumulative effect of a change in accounting of $366 (net of related tax effects of $210). In addition, the Company recorded a net increase to property, plant and equipment of $9,305 and an increase to interest-bearing debt of $9,881.

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

  Stock Options

        The Company accounts for its stock plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Note 8 to the Consolidated Financial Statements provides a detailed discussion of the Company's stock option plans.

        The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	2003	2002	2001
Net earnings as reported	$25,487	$33,629	$26,693
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	$2,294	$2,823	$2,712

Pro forma	$23,193	$30,806	$23,981

Earnings per share as reported:
Basic	$1.07	$1.40	$1.10

Diluted	$1.05	$1.37	$1.09

Pro forma:
Basic	$0.97	$1.29	$0.99

Diluted	$0.95	$1.25	$0.98

        The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	35%	46%	50%
Risk-free interest rate	1.97%	1.95%	3.84%
Expected life from vesting date	2.3 yrs.	2.9 yrs.	2.6 yrs.
Dividend yield	1.53%	1.48%	1.54%

(2)    CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2003	2002	2001
Interest	$9,947	$11,701	$18,263
Income taxes	4,294	26,233	8,020

(3)    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consists of the following:

	2003	2002
Land and improvements	$21,905	$20,984
Buildings and improvements	115,914	111,084
Machinery and equipment	236,286	224,390
Transportation equipment	18,279	6,336
Office furniture and equipment	51,660	44,290
Construction in progress	4,634	8,744

	$448,678	$415,828

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $9,202, $10,262 and $10,779 for fiscal 2003, 2002 and 2001, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 27, 2003 are:

Fiscal year ending
2004	6,494
2005	5,656
2006	4,854
2007	3,893
2008	2,485
Subsequent	2,895

Total minimum lease payments	$26,277

(4)    GOODWILL AND INTANGIBLE ASSETS

        Effective December 30, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment at December 31, 2001 by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million loss ($0.02 per diluted share) on the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 28, 2002 related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services. Fair value was determined using a discounted cash flow methodology.

        The Company's annual impairment testing on its reporting units was performed during the third quarter of 2003. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 27, 2003 and December 28, 2002 are as follows:

	As of December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$2,634	12 years
Proprietary Software & Database	1,650	908	5 years

	$13,150	$3,542

	As of December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$1,677	12 years
Proprietary Software & Database	1,650	577	5 years

	$13,150	$2,254

        Amortization expense for intangible assets was $1,288, $1,288 and $966 for the fifty-two week periods ended December 27, 2003, December 28, 2002, and December 27, 2001, respectively. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2004	1,288
2005	1,288
2006	1,040
2007	958
2008	958

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the fifty-two weeks ended December 27, 2003.

  Goodwill

        The carrying amount of goodwill as of December 27, 2003 is as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 28, 2002	$12,236	$42,192	$981	$262	$55,671
Foreign Currency Translation	351	—	—	—	351

Balance December 27, 2003	$12,587	$42,192	$981	$262	$56,022

        The carrying amount of goodwill as of December 28, 2002 is as follows:

	Engineered Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 29, 2001	$11,954	$42,192	$1,481	$262	$55,889
Impairment charge	—	—	(500)	—	(500)
Foreign Currency Translation	282	—	—	—	282

Balance December 28, 2002	$12,236	$42,192	$981	$262	$55,671

        The effect of the adoption of SFAS 142 on net earnings and earnings per share is as follows:

	Year Ended December 27, 2003	Year Ended December 28, 2002	Year Ended December 29, 2001
Reported net earnings	$25,487	$33,629	$26,693
Add back: Goodwill amortization, net of tax	—	—	2,789

Adjusted net earnings	$25,487	$33,629	29,482
Add back: Cumulative effect of change in accounting principle	—	500	—

Adjusted net earnings before cumulative effect of change in accounting principle	$25,487	$34,129	$29,482

Basic earnings per share:
Reported basic earnings per share	$1.07	$1.40	$1.10
Add back: Goodwill amortization	—	—	0.11

Adjusted basic earnings per share	$1.07	$1.40	$1.21
Add back: Cumulative effect of change in accounting principle	—	0.02	—

Adjusted basic earnings per share before cumulative effect of change in accounting principle in 2002	$1.07	$1.42	$1.21

Diluted earnings per share:
Reported diluted earnings per share	$1.05	$1.37	$1.09
Add back: Goodwill amortization	—	—	0.11

Adjusted diluted earnings per share	$1.05	$1.37	$1.20
Add back: Cumulative effect of change in accounting principle	—	0.02	—

Adjusted diluted earnings per share before cumulative effect of change in accounting principle in 2002	$1.05	$1.39	$1.20

(5)    BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $25,473. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $13,099 at December 27, 2003. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 3.16% at December 27, 2003 and 7.32% at December 28, 2002.

(6)    INCOME TAXES

        Income tax expense (benefit) consists of:

	2003	2002	2001
Current:
Federal	$5,299	$12,874	$9,684
State	738	1,192	1,082
Foreign	5,647	3,711	3,307

	$11,684	$17,777	$14,073

Deferred:
Federal	$4,402	$3,351	$4,326
State	170	348	214
Foreign	278	161	(713)

	$4,850	$3,860	$3,827

	$16,534	$21,637	$17,900

        The reconciliations of the statutory Federal income tax rate and the effective tax rate follows:

	2003	2002	2001
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	1.6%	2.0%	2.2%
Carryforwards, credits and changes in valuation allowances	(1.0)%	(1.7)%	(2.1)%
Other	0.7%	1.2%	1.8%

	36.3%	36.5%	36.9%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2003	2002
Deferred income tax assets:
Accrued expenses and allowances	$11,874	$11,938
Tax credit carryforwards	1,690	1,494
Inventory allowances	2,449	3,118
Warranty expense not currently deductible	1,682	1,277
Deferred compensation	9,387	8,038
Nonconsolidated subsidiaries	2,213	1,527

Gross deferred income tax assets	29,295	27,392
Valuation allowance	(2,838)	(1,527)

Net deferred income tax assets	$26,457	$25,865

Deferred income tax liabilities:
Property, plant and equipment	$17,253	$14,707
Lease transactions	5,695	5,699
Other liabilities	15,354	12,664

Total deferred income tax liabilities	38,302	33,070

Net deferred income tax liabilities	$11,845	$7,205

        At December 27, 2003, and at December 28, 2002, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years, as well as available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The currency translation adjustments in accumulated other comprehensive income are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $42,583 and $31,418 at December 27, 2003 and December 28, 2002, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(7)    LONG-TERM DEBT

	2003	2002
6.80% to 8.08% promissory notes, unsecured(a)	$80,000	$90,000
Revolving credit agreement(b)	40,000	56,000
6.91% secured loan(c)	9,881	—
IDR Bonds(d)	8,500	8,500
1.24% to 6.50% notes	11,281	11,891

Total long-term debt	149,662	166,391
Less current installments of long-term debt	15,009	10,849

Long-term debt, excluding current installments	$134,653	$155,542

  (a)
  The unsecured promissory notes are advances under a facility for a maximum of $200,000. These notes payable are due in varying annual principal installments through 2012. The notes are subject to prepayment in whole or in part with or without premium as specified in the agreement.

  (b)
  The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of August 21, 2006. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The Company may choose from the following three interest rate alternatives: the higher of prime rate or Federal Funds Rate plus 0.5%, the applicable Eurodollar rate plus a leverage ratio-based spread (which at December 27, 2003 was 0.6875%) or up to $60,000 at a rate determined through a competitive bid process. The effective interest rate at December 27, 2003 was 1.81% and at December 28, 2002 was 2.07%.

  (c)
  The secured loan is through a finance company and is related to transportation equipment, as described in Note 1 under "Change in Accounting". The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan. The loan may be prepaid at any time without penalty.

  (d)
  The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rate at December 27, 2003 was 1.35%.

        The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. Under the most restrictive covenants of the agreements at December 27, 2003, the Company may make payments of cash dividends and purchases of shares of Company common stock authorized for repurchase by the Board of Directors up to $32,889. The company is in compliance with all debt covenants at December 27, 2003.

        The minimum aggregate maturities of long-term debt for each of the four years following 2004 are: $20,029, $55,095, $5,106, and $10,023.

(8)    STOCK PLANS

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At December 27, 2003, 1,412,370 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

        Following is a summary of the activity of the stock plans during 2001, 2002 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 30, 2000	3,125,346	$16.70
Granted	533,800	14.70
Exercised	(38,734)	(12.26)
Forfeited	(155,568)	(18.35)

Outstanding at December 29, 2001	3,464,844	$16.37

Options exercisable at December 29, 2001	2,089,299	$16.41

Weighted average fair value of options granted during 2001		$5.92

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2001	3,464,844	$16.37
Granted	597,101	20.96
Exercised	(507,723)	(12.63)
Forfeited	(85,434)	(17.93)

Outstanding at December 28, 2002	3,468,788	$17.67

Options exercisable at December 28, 2002	2,074,549	$17.34

Weighted average fair value of options granted during 2002		$8.88

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2002	3,468,788	$17.67
Granted	326,300	22.81
Exercised	(75,876)	(15.81)
Forfeited	(15,032)	(18.44)

Outstanding at December 27, 2003	3,704,180	$18.16

Options exercisable at December 27, 2003	2,651,056	$17.75

Weighted average fair value of options granted during 2003		$6.62

        Following is a summary of the status of stock options outstanding at December 27, 2003:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.00-16.69	1,672,872	5.69 years	$14.85	1,258,957	$14.87
17.28-21.78	1,271,466	5.39 years	19.65	1,146,950	19.70
21.80-25.23	759,842	7.84 years	22.93	245,149	23.42

	3,704,180			2,651,056

(9)    EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2003:
Net earnings	$25,487	—	$25,487
Shares outstanding (000's)	23,805	553	24,358
Per share amount	$1.07	—	$1.05
2002:
Net earnings	$33,629	—	$33,629
Shares outstanding (000's)	23,947	609	24,556
Per share amount	$1.40	—	$1.37
2001:
Net earnings	$26,693	—	$26,693
Shares outstanding (000's)	24,280	244	24,524
Per share amount	$1.10	—	$1.09

        At the end of fiscal years 2003, 2002, and 2001, there were 0.1 million, 0.4 million, and 2.0 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

(10)    TREASURY STOCK

        The Company's Board of Directors has authorized management to repurchase 1.5 million shares of the Company's common stock. Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital." As of December 27, 2003, a total of 1.0 million shares had been repurchased at a cost of $17,282.

(11)    EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 15% of annual pay, on a pretax and/or after-tax basis. The Company may also make basic, matching and/or supplemental contributions to the Plan. In 2001, the defined contribution plan covering the employees of Microflect was merged into the VERSP plan. In addition, the Company has a money purchase pension plan and a profit sharing plan covering the employees of PiRod, Inc., which were merged into the VERSP plan in 2002. The 2003, 2002 and 2001 Company contributions to these plans amounted to approximately $5,200, $5,700 and $6,200, respectively.

        The Company also offers a fully-funded, non-qualified deferred contribution plan for certain Company executives who otherwise would be limited in making pretax contributions into VERSP under

Internal Revenue Service regulations. The invested assets and related liabilities to these participants were $13.1 million and $9.8 million at December 27, 2003 and December 28, 2002, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets.

(12)    RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general & administrative expenses" on the income statement. Research and development expenses were approximately $6,000 in 2003, $5,400 in 2002, and $3,900 in 2001.

(13)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 27, 2003, the carrying amount of the Company's long-term debt was $149,662 with an estimated fair value of approximately $159,264.

(14)    GUARANTEES

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also requires, at the time a company issues a guarantee, the recognition of an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee, and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        The Company has guaranteed the repayment of two bank loans of certain nonconsolidated equity investees. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but are limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 27, 2003, the maximum amount of the guarantees was approximately $7.1 million. These loan guarantees are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of that guarantee of $1.1 million in "Other noncurrent liabilities" at

December 27, 2003. In September 2003, the Company refinanced the synthetic lease on its corporate headquarters building. The lease has an initial term of 5 years and the Company may, at any time, elect to exercise a purchase option. If the Company elects not to purchase the building or renew the lease, the building is returned to the lessor for remarketing. As part of the new lease, the Company issued a residual value guarantee of $30.1 million. In accordance with FIN 45, the Company recorded the fair value of that guarantee of $1.7 million in "Other noncurrent liabilities" at December 27, 2003.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual for the years ended December 27, 2003 and December 28, 2002 were as follows:

	2003	2002
Balance, beginning of period	$6,450	$6,568
Payments made	(6,549)	(7,559)
Change in liability for warranties issued during the period	6,636	7,720
Change in liability for pre-existing warranties	1,303	(279)

Balance, end of period	$7,840	$6,450

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

(16)    ACQUISITIONS

        On March 30, 2001, the Company's Engineered Support Structures segment acquired all the outstanding shares of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles located in Plymouth, Indiana. The Company issued 1.2 million shares of Company common stock and $33.4 million of cash was paid to retire PiRod long-term debt. The excess of purchase price over fair value of net assets acquired was $5.4 million and was recorded as goodwill. Intangible assets arising from the transaction are being amortized over their estimated useful lives. The

Company's summary proforma results of operations for the fifty-two week period ended December 29, 2001, assuming the transaction occurred at the beginning of the period is as follows:

Fifty-two Weeks Ended December 29, 2001
Net sales	$887,508
Net earnings	27,676
Earnings per share—diluted	1.11

        This acquisition was accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

(17)    BUSINESS SEGMENTS

        The Company has aggregated its businesses into four reportable segments:

          ENGINEERED SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic, utility, and wireless communication industries, and for other specialty applications;

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

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments. All Corporate expenses and assets are allocated to the business segments. Intersegment sales prices are both cost and market based.

Summary by Business Segments

	2003	2002	2001
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$250,874	$231,894	$218,122
Utility	86,040	127,312	135,876
Specialty	69,926	77,490	121,558

Engineered Support Structures segment	406,840	436,696	475,556
Coatings segment	103,692	111,704	116,245
Irrigation segment	280,780	264,844	238,657
Tubing segment	57,783	57,716	51,881
Other	17,676	16,974	20,153

Total	866,771	887,934	902,492
INTERSEGMENT SALES:
Coatings	12,553	15,669	17,048
Irrigation	872	162	78
Tubing	12,950	12,326	9,513
Other	2,771	4,879	3,473

Total	29,146	33,036	30,112
NET SALES:
Engineered Support Structures segment:
Lighting & Traffic	$250,874	$231,894	$218,122
Utility	86,040	127,312	135,876
Specialty	69,926	77,490	121,558

Engineered Support Structures segment	406,840	436,696	475,556
Coatings segment	91,139	96,035	99,197
Irrigation segment	279,908	264,682	238,579
Tubing segment	44,833	45,390	42,368
Other	14,905	12,095	16,680

Total	$837,625	$854,898	$872,380

OPERATING INCOME (LOSS):
Engineered Support Structures segment	14,840	31,213	32,542
Coatings segment	5,375	10,710	9,391
Irrigation segment	31,064	24,050	15,452
Tubing segment	5,706	6,459	5,800
Other	(2,362)	(2,143)	1,836

Total	54,623	70,289	65,021
Interest expense, net	(8,802)	(10,674)	(16,030)
Miscellaneous	(276)	(337)	(524)

Earnings before income taxes, minority interest, and equity in losses of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	$45,545	$59,278	$48,467

TOTAL ASSETS:
Engineered Support Structures	$312,001	$287,207	$305,474
Coatings	96,450	101,736	104,675
Irrigation	151,099	148,373	140,527
Tubing	25,689	31,432	29,079
Other	19,558	9,823	9,142

Total	$604,797	$578,571	$588,897

CAPITAL EXPENDITURES:
Engineered Support Structures	$10,315	$5,255	$16,454
Coatings	1,986	5,428	2,063
Irrigation	4,279	2,032	4,721
Tubing	788	1,061	2,283
Other	311	166	131

Total	$17,679	$13,942	$25,652

DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$17,529	$17,881	$16,628
Coatings	5,399	5,153	7,800
Irrigation	8,945	8,740	9,816
Tubing	2,190	2,072	2,054
Other	534	96	26

Total	$34,597	$33,942	$36,324

Summary by Geographical Area by Location of Valmont Facilities:

	2003	2002	2001
NET SALES:
United States	$630,479	$687,802	$725,643
France	61,663	50,826	52,593
Other	145,483	116,270	94,144

Total	$837,625	$854,898	$872,380

OPERATING INCOME:
United States	$35,795	$55,605	$54,610
France	888	2,537	2,551
Other	17,940	12,147	7,860

Total	$54,623	$70,289	$65,021

LONG-LIVED ASSETS:
United States	$248,746	$250,870	$274,501
France	13,417	12,807	11,806
Other	21,524	19,966	17,992

Total	$283,687	$283,643	$304,299

        No single customer accounted for more than 10% of net sales in 2003, 2002, or 2001. Net sales by geographical area are based on the location of the facility producing the sales.

        Operating income by business segment and geographical areas are based on net sales less identifiable operating expenses and allocations.

        Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill and other assets. Long-lived assets by geographical area are based on location of facilities.

(18)    SUBSEQUENT EVENT (unaudited)

        On February 23, 2004, the Company signed a definitive agreement to acquire Newmark International, Inc. (Newmark), a manufacturer of concrete and steel poles primarily for the utility industry. The Company agreed to purchase all the shares of Newmark for approximately $105 million in cash from Newmark's parent company, Pfleiderer AG of Neumarkt, Germany. Additionally, Newmark has approximately $10 million in interest-bearing debt. Newmark, whose sales exceed $75 million annually, has its headquarters in Birmingham, Alabama. The transaction has been approved by the boards of directors of both companies and is subject to the satisfaction of customary closing conditions, including review under the Hart-Scott-Rodino Antitrust Improvements Act.

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
	Net Sales	Gross Profit						Dividends Declared
			Amount	Basic	Diluted	High	Low
2003
First	$207,294	$52,853	$7,293	$0.31	$0.30	$21.88	$18.48	$0.075
Second	200,666	51,488	6,367	0.27	0.26	22.85	18.30	0.080
Third	202,498	47,806	4,093	0.17	0.17	21.88	17.65	0.080
Fourth	227,167	55,843	7,734	0.32	0.32	24.22	18.96	0.080

Year	$837,625	$207,990	$25,487	$1.07	$1.05	$24.22	$17.65	$0.315

2002
First	$208,648	$55,233	$6,769	$0.28	$0.28	$21.40	$14.15	$0.065
Second	225,090	61,082	10,306	0.43	0.42	21.40	16.61	0.075
Third	205,504	54,803	8,050	0.33	0.32	25.15	18.32	0.075
Fourth	215,656	60,358	8,504	0.36	0.35	25.50	17.24	0.075

Year	$854,898	$231,476	$33,629	$1.40	$1.37	$25.50	$14.15	$0.29

2001
First	$204,267	$49,738	$4,791	$0.20	$0.20	$20.69	$14.50	$0.065
Second	232,889	59,232	8,468	0.34	0.34	18.30	14.12	0.065
Third	209,287	53,134	6,951	0.28	0.28	18.16	12.12	0.065
Fourth	225,937	55,517	6,483	0.26	0.26	16.38	12.51	0.065

Year	$872,380	$217,621	$26,693	$1.10	$1.09	$20.69	$12.12	$0.26

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Corporate Governance", "Certain Shareholders", "Election of Directors", "Director Compensation", "Summary Compensation Table", "Stock Option Grants in Fiscal Year 2003", "Options Exercised in Fiscal Year 2003 and Fiscal Year End Values", "Compensation Committee Report", and "Long-Term Incentive Plans-Awards in Fiscal Year 2003" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION.

        See Item 10.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated herein by reference to "Certain Shareholders" in the Company's Proxy Statement for the 2004 Annual Shareholders' Meeting.

Equity Compensation Plan Information

        The following table provides information about the Company's stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 27, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plansreflected in column (a)) (c)
Equity compensation plans approved by security holders	3,704,180	18.16	1,412,370
Equity compensation plans not approved by security holders	—	—

Total	3,704,180		1,412,370

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See Item 10.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information called for by Item 14 is incorporated by reference to the sections titled "Ratification of Appointment of Independent Auditors" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Independent Auditors' Report	34
	Consolidated Balance Sheets—December 27, 2003 and December 28, 2002	36
	Consolidated Statements of Operations—Three-Year Period Ended December 27, 2003	35
	Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 27, 2003	38
	Consolidated Statements of Cash Flows—Three-Year Period Ended December 27, 2003	37
	Notes to Consolidated Financial Statements—Three-Year Period Ended December 27, 2003	39-58
	The following financial statement schedule of the Company is included herein:
	Consolidated Financial Statement Schedule Supporting Consolidated Financial Statement
	Independent Auditors' Report on Financial Statement Schedule	62
	SCHEDULE II—Valuation and Qualifying Accounts	63
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.
	Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits. Index to Exhibits, Page 65
(b)	Reports on Form 8-K The Company furnished its press release with earnings information on the Company's year ended December, 27, 2003 on Form 8-K dated February 10, 2004.
	The Company furnished its press release related to the acquisition of all the outstanding shares of Newmark International, Inc. on Form 8-K dated February 23, 2004.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Valmont Industries, Inc.

        We have audited the consolidated financial statements of Valmont Industries, Inc. and Subsidiaries (the Company) as of December 27, 2003 and December 28, 2002, and for each of the three fiscal years in the period ended December 27, 2003, and have issued our report thereon dated February 27, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in methods of accounting for variable interest entities in 2003 and goodwill and intangible assets in 2002). Our audits also included the financial statement schedule of the Company listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2004

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 27, 2003
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$3,957	1,531	1,125	4,363

Fifty-two weeks ended December 28, 2002
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$4,842	745	1,630	3,957

Fifty-two weeks ended December 29, 2001
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$3,505	3,700	2,363	4,842

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	3/10/04 Date
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	3/10/04 Date
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	3/10/04 Date
Robert B. Daugherty* Walter Scott, Jr.* Thomas F. Madison* Charles D. Peebler, Jr.*	John E. Jones* Kenneth E. Stinson* Stephen R. Lewis, Jr.*

        * Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 10th day of March, 2004. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3(i)*	—	The Company's Certificate of Incorporation, as amended.
Exhibit 3(ii)*	—	The Company's By-Laws, as amended.
Exhibit 4(i)	—	Rights Agreement as of December 19, 1995, between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment. This Document was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 4(ii)	—	Amendment dated July 29, 2002 to Rights Agreement. This document was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and is incorporated herein by this reference.
Exhibit 4(iii)	—	The Company's Amended and Restated Credit Agreement with The Bank of New York dated August 21, 2001. This document was filed as Exhibit 4.1 on Form 8-K dated September 19, 2001 and is incorporated herein by this reference.
Exhibit 4(iv)	—	The Company's Credit Agreement with Prudential Insurance Company of America dated September 10, 1999. This document was filed as Exhibit 4(iii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(i)	—	The Company's 1988 Stock Plan and certain amendments. This document was filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 28, 2002 and is incorporated herein by this reference.
Exhibit 10(ii)	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 and is incorporated herein by this reference.
Exhibit 10(iii)	—	The Company's 1999 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999 and is incorporated herein by this reference.
Exhibit 10(iv)	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and is incorporated herein by this reference.
Exhibit 10(v)	—	The Valmont Executive Incentive Plan, as amended. This document was filed as Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and is incorporated herein by this reference.
Exhibit 10(vi)*	—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors.
Exhibit 10(vii)	—	VERSP Restoration Plan. This document was filed as Exhibit 10 to the Company's Registration Statement on Form S-8 (333-64170) and is incorporated herein by this reference.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte and Touche LLP.
Exhibit 24*	—	Power of Attorney.
Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.
Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.
Exhibit 32.1*	—	Section 906 Certifications.

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10(i) through 10(v).

        * Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEPENDENT AUDITORS' REPORT
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
INDEX TO EXHIBITS