Form 10-Q
period 2004-03-27
VALMONT INDUSTRIES INC
filed 2004-05-06
CIK 102729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

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

(Registrant’s telephone number, including area code)

402-963-1000

(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

23,853,719

Outstanding shares of common stock as of April 28, 2004

          Index is located on page 2.

          Total number of pages 20.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen weeks ended March 27, 2004 and March 29, 2003	2
	Condensed Consolidated Balance Sheets as of March 27, 2004 and December 27, 2003	3
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 27, 2004 and March 29, 2003	4
	Notes to Condensed Consolidated Financial Statements	5-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17
Indenture
Amendment No. 1 to 1999 Stock Plan
Amendment No. 1 to 2002 Stock Plan
Company's Credit Agreement
Certificate of CEO
Certificate CFO
Certifications of CEO and CFO

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended

	March 27,	March 29,
	2004	2003

	(Dollars in thousands,
	except per
	share amounts)
	(Unaudited)
Net sales	$215,897	$207,294
Cost of sales	164,617	154,441

Gross profit	51,280	52,853
Selling, general and administrative expenses	39,531	37,802

Operating income	11,749	15,051

Other income (deductions):
Interest expense	(2,398)	(2,685)
Interest income	276	234
Miscellaneous	14	(38)

	(2,108)	(2,489)

Earnings before income taxes, minority interest and equity in losses of nonconsolidated subsidiaries	9,641	12,562

Income tax expense (benefit):
Current	5,845	3,143
Deferred	(2,316)	1,505

	3,529	4,648

Earnings before minority interest and equity in losses of nonconsolidated subsidiaries	6,112	7,914
Minority interest	(455)	(271)
Equity in losses of nonconsolidated subsidiaries	(156)	(350)

Net earnings	$5,501	$7,293

Earnings per share — Basic	$0.23	$0.31

Earnings per share — Diluted	$0.22	$0.30

Cash dividends per share	$0.080	$0.075

Weighted average number of shares of common stock outstanding (000 omitted)	23,846	23,878

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,520	24,388

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27,	December 27,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,197	$33,345
Receivables, net	149,505	151,765
Inventories	132,068	116,475
Prepaid expenses	7,601	8,622
Refundable and deferred income taxes	10,284	10,903

Total current assets	323,655	321,110

Property, plant and equipment, at cost	449,914	448,678
Less accumulated depreciation and amortization	265,130	258,575

Net property, plant and equipment	184,784	190,103

Goodwill	56,004	56,022
Other intangible assets, net	14,036	14,358
Other assets	25,767	23,204

Total assets	$604,246	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,115	$15,009
Notes payable to banks	20,705	15,500
Accounts payable	65,993	63,256
Accrued expenses	52,070	55,856
Dividends payable	1,910	1,921

Total current liabilities	155,793	151,542

Deferred income taxes	19,814	22,748
Long-term debt, excluding current installments	129,847	134,653
Minority interest in consolidated subsidiaries	8,077	8,244
Other noncurrent liabilities	21,980	22,116
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	310,453	306,920
Accumulated other comprehensive loss	(3,089)	(2,147)
Treasury stock	(65,371)	(65,975)
Unearned restricted stock	(1,158)	(1,204)

Total shareholders’ equity	268,735	265,494

Total liabilities and shareholders’ equity	$604,246	$604,797

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended

	March 27,	March 29,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operations:
Net earnings	$5,501	$7,293
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,520	8,456
(Gain)/loss on sale of property, plant and equipment	48	(2)
Equity in losses in nonconsolidated subsidiaries	156	350
Minority interest	455	272
Deferred income taxes	(2,316)	1,505
Other adjustments	20	388
Changes in assets and liabilities:
Receivables	1,364	2,232
Inventories	(16,039)	579
Prepaid expenses	976	(652)
Accounts payable	1,359	(3,590)
Accrued expenses	(3,510)	(18,984)
Other noncurrent liabilities	(136)	(37)
Income taxes payable	1,779	4,512

Net cash flows from operations	(1,823)	2,322

Cash flows from investing activities:
Purchase of property, plant & equipment	(3,428)	(5,430)
Investment in nonconsolidated subsidiary	(2,450)	—
Proceeds from sale of property and equipment	160	24
Proceeds from minority interests	(596)	—
Other, net	(218)	1,032

Net cash flows from investing activities	(6,532)	(4,374)

Cash flows from financing activities:
Net borrowings under short-term agreements	5,446	18,384
Proceeds from long-term borrowings	—	102
Principal payments on long-term obligations	(4,698)	(10,176)
Dividends paid	(1,921)	(1,792)
Proceeds from exercises under stock plans	620	170
Purchase of common treasury shares:
Stock repurchase program	—	(880)
Stock plan exercises	(78)	(221)

Net cash flows from financing activities	(631)	5,587

Effect of exchange rate changes on cash and cash equivalents	(162)	281

Net change in cash and cash equivalents	(9,148)	3,816
Cash and cash equivalents — beginning of period	33,345	19,514

Cash and cash equivalents — end of period	$24,197	$23,330

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.     Summary of Significant Accounting Policies

     Condensed Consolidated Financial Statements

      The Condensed Consolidated Balance Sheet as of March 27, 2004 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 27, 2004 and March 29, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 27, 2004 and for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 27, 2003 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2003. The results of operations for the period ended March 27, 2004 are not necessarily indicative of the operating results for the full year.

     Stock Plans

      The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At March 27, 2004, 1,419,877 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

	March 27,	March 29,
	2004	2003

Net earnings as reported	$5,501	$7,293
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	422	748

Pro forma net income	$5,079	$6,545

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 27,	March 29,
	2004	2003

Earnings per share
As reported: Basic	$0.23	$0.31

Diluted	$0.22	$0.30

Pro forma: Basic	$0.21	$0.27

Diluted	$0.21	$0.27

2.	Goodwill and Intangible Assets

     Amortized Intangible Assets

      The components of amortized intangible assets at March 27, 2004 and December 27, 2003 are as follows:

	As of March 27, 2004		As of December 27, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Life

Customer Relationships	$11,500	$2,874	$11,500	$2,634	12 years
Proprietary Software & Database	1,650	990	1,650	908	5 years

	$13,150	$3,864	$13,150	$3,542

      Amortization expense for intangible assets during the first quarter of 2004 and 2003 was $322 and $322, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated
Amortization
Expense

2004	1,288
2005	1,288
2006	1,040
2007	958
2008	958
2009	958

Non-amortized intangible assets

      Under the provisions of Statement of Financial Accounting Standards No. 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod trade name is $4,750 and has not changed in the thirteen weeks ended March 27, 2004.

Goodwill

      The carrying amount of goodwill as of March 27, 2004 is as follows:

	Engineered
	Support
	Structures	Coatings	Irrigation	Tubing
	Segment	Segment	Segment	Segment	Total

Balance December 27, 2003	$12,587	$42,192	$981	$262	$56,022
Foreign Currency Translation	(18)	—	—	—	(18)

Balance March 27, 2004	$12,569	$42,192	$981	$262	$56,004

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Cash Flows

      The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 27,	March 29,
	2004	2003

Interest	$2,280	$2,692
Income Taxes	4,015	(1,416)

4. Earnings Per Share

      The following table provides reconciliation between Basic and Diluted earnings per share:

		Dilutive
	Basic	Effect of	Diluted
	EPS	Stock Options	EPS

Thirteen weeks ended
March 27, 2004:
Net earnings	$5,501	—	$5,501
Shares outstanding	23,846	674	24,520
Per share amount	$0.23	.01	$0.22
Thirteen weeks ended
March 29, 2003:
Net earnings	$7,293	—	$7,293
Shares outstanding	23,878	510	24,388
Per share amount	$0.31	.01	$0.30

      At March 27, 2004 and March 29, 2003, there were 1.4 million and 0.8 million options outstanding respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

5.     Comprehensive Income

      Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Thirteen Weeks Ended

	March 27,	March 29,
	2004	2003

Net earnings	$5,501	$7,293
Currency translation adjustment	(942)	1,290

Total comprehensive income	$4,559	$8,583

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Business Segments

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

      In addition to these four reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development machine tool accessories and industrial fasteners, are reported in the “Other” category.

      In the first quarter of fiscal 2004, the Company changed its methodology regarding how net corporate expense is reported in segment reporting. Starting in 2004, net corporate expense is reported separately rather than allocating net corporate expense to the respective operating segments. The Company believes this provides for better operating reporting of our segments. Figures for 2003 have been reclassified to conform to the 2004 presentation.

	Thirteen Weeks Ended

	March 27,	March 29,
	2004	2003

Sales:
Engineered Support Structures segment:
Lighting & Traffic	$58,312	$56,577
Utility	25,801	24,308
Specialty	15,323	10,995

Engineered Support Structures segment	99,436	91,880
Coatings segment	22,656	27,162
Irrigation segment	80,099	75,569
Tubing segment	17,323	16,461
Other	4,360	4,616

	223,874	215,688
Intersegment Sales:
Coatings	3,682	3,052
Irrigation	152	27
Tubing	3,315	4,628
Other	828	687

	7,977	8,394
Net Sales
Engineered Support Structures	99,436	91,880
Coatings	18,974	24,110
Irrigation	79,947	75,542
Tubing	14,008	11,833
Other	3,532	3,929

Consolidated Net Sales	$215,897	$207,294

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended

	March 27,	March 29,
	2004	2003

Operating Income (Loss)
Engineered Support Structures	$1,441	$4,063
Coatings	466	2,081
Irrigation	11,845	11,115
Tubing	2,085	1,868
Other	(492)	(351)
Net Corporate Expense	(3,596)	(3,725)

Total Operating Income	11,749	15,051
Interest expense, net	(2,122)	(2,451)
Miscellaneous	14	(38)

Earnings before income taxes, minority interest and equity in losses of nonconsolidated subsidiaries	$9,641	$12,562

7.	Subsequent Events

      On April 16, 2004, the Company completed the acquisition of Newmark International, Inc. (Newmark) for a total purchase price of $106.3 million, plus assumed debt of $10.9 million. The final purchase price (after closing adjustments) and purchase price allocation for the transaction will be competed during subsequent quarters. The funding of the acquisition was made through a combination of a $74.2 drawdown on the Company’s revolving credit facility plus a short-term bridge loan with a bank of $43.0 million. The bridge loan bears interest based on the LIBOR, plus a spread of 175 basis points.

      As a result of the Newmark acquisition and to take advantage of a favorable interest rate environment, the Company refinanced its major long-term credit facilities on May 4, 2004. The refinancing includes $150.0 million in subordinated senior notes and a new $225.0 million bank financing arrangement consisting of a $150.0 million revolving credit facility and a $75.0 million term loan. The proceeds were used to repay the old revolving credit facility, the bridge loan obligation incurred to fund part of the Newmark acquisition and to prepay $79.0 million of promissory notes. The prepaid promissory notes contained yield maintenance provisions that required the Company to pay approximately $11.0 million in addition to the $79.0 million in debt, plus approximately $0.7 million in accrued interest. The senior subordinated notes bear interest at 6.875% per annum and will be due May 1, 2014. The Company may repurchase the notes after five years at specified prepayment premiums and these notes are guaranteed by certain of the Company’s U.S. subsidiaries. The new revolving credit agreement is similar to the Company’s existing revolver, except that the interest accrues at the Company’s option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 75 to 175 basis points (inclusive of facility fees) depending on the Company’s ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). The term loan interest accrues at the Company’s option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 75-175 basis points (inclusive of facility fees), depending on the Company’s ratio of total debt to EBITDA, and requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2 and $15.0. The Company believes this new financing structure will provide additional flexibility and capacity at competitive pricing and terms.

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

      We report our businesses as four reportable segments. See Note 6 to the Condensed Consolidated Financial Statements. In the first quarter of fiscal 2004, we changed our methodology regarding how we report net corporate expense in the segment reporting. Starting in 2004, we are reporting net corporate expense separately rather than allocating net corporate expense to the respective operating segments, as we believe this provides for better operating reporting of our segments. Figures for 2003 have been reclassified to conform to the 2004 presentation.

Results of Operations

      Dollars in thousands, except per share amounts

	Thirteen Weeks Ended

	March 27,	March 29,	% Incr.
	2004	2003	(Decr)

Consolidated
Net sales	$215,897	$207,294	4.2%
Gross profit	51,280	52,853	-3.0%
as a percent of sales	23.8%	25.5%
SG&A expense	39,531	37,802	4.6%
as a percent of sales	18.3%	18.2%
Operating income	11,749	15,051	-21.9%
as a percent of sales	5.4%	7.3%
Net interest expense	2,122	2,452	-13.4%
Effective tax rate	36.6%	37.0%
Net earnings	5,501	7,293	-24.6%
Earnings per share	0.22	0.30	-26.7%
Infrastructure businesses:
Engineered Structures segment
Net sales	99,436	91,880	8.2%
Operating income	1,441	4,063	-64.5%
Coatings segment
Net sales	18,974	24,110	-21.3%
Operating income	466	2,081	-77.6%
Total Infrastructure businesses:
Net sales	118,410	115,990	2.1%
Operating income	1,907	6,144	-69.0%

	Thirteen Weeks Ended

	March 27,	March 29,	% Incr.
	2004	2003	(Decr)

Agricultural businesses:
Irrigation segment
Net sales	79,947	75,542	5.8%
Operating income	11,845	11,115	6.6%
Tubing segment
Net sales	14,008	11,833	18.4%
Operating income	2,085	1,868	11.6%
Total Agricultural businesses:
Net sales	93,955	87,375	7.5%
Operating income	13,930	12,983	7.3%
Other
Net sales	3,532	3,929	-10.1%
Operating income (loss)	(492)	(351)	-40.2%
Net Corporate Expense
Operating income	(3,596)	(3,725)	3.5%

Overview

      The net sales increase from 2003 to 2004 was mainly the result of foreign currency translation effects. Since the U.S. dollar was weaker this year as compared with the first quarter of 2003 versus the euro, Brazilian real and the South African rand, sales and expenses in foreign currencies translated to higher dollar amounts than had these exchange rates not weakened. On a segment basis, lower sales in the Coatings segment partially offset higher sales in the other segments. Gross profit as a percentage of sales decreased mainly due to lower gross profit margins in the Coatings and Engineered Support Structures segments. Steel price increases have impacted gross profit margins in 2004. The increase in steel prices have been caused by large increases in steel production in China (which has driven up prices of steel producing inputs, such as scrap steel and coke) and overall shortages of steel producing inputs have restricted supply and caused rapid, unprecedented pricing increases and availability issues. In some cases, existing contracts with steel producers have been broken or surcharges have been added to contracts. We have attempted to increase our selling prices, where possible, in response to this situation, but we have not been able to pass on all the steel price increases to our customers, especially as it pertains to orders that were in backlog at the beginning of the year. We estimate the net impact of steel prices on gross profit to be approximately $2.5 million for the thirteen weeks ended March 27, 2004. The increase in selling, general and administrative (SG&A) spending compared with 2003 was principally due to currency translation effects.

      Interest expense decreased in the first quarter of 2004 as compared with 2003, mainly the result of lower average borrowing rates in 2004. The increase in minority interest was due to continued strong operating performance in our Brazilian and South Africa locations, which are less than 100% owned. Our share of the losses in our nonconsolidated subsidiaries narrowed this year, due to some improvement in the operations of our Mexican joint venture, which manufactures utility and wireless communication structures.

Engineered Support Structures (ESS) segment

      General — The ESS segment sales increase mainly resulted from operations in China, whose sales increased $4.8 million this year, as compared with 2003, and Europe, where sales increased $3.8 million mainly from the effects of currency translation. North America sales were down slightly in the first quarter compared with 2003. The decrease in profitability mainly resulted from margin pressures in the North American utility business and the effects of rising steel prices that could not be passed on to customers through higher prices. SG&A expenses were up approximately $2.0 million, due to currency translation effects and higher sales commissions related to the increase in sales.

      Lighting and Traffic — In North America, sales of lighting and traffic products were down slightly from 2003 levels, which resulted in lower profitability as compared with 2003. Order flows continued to be solid, as the government legislation on road and highway spending programs appears to be close to passage. Margins were down slightly, due to unfavorable product mix, along with rising steel prices. In Europe, lighting sales were slightly improved over the first quarter of 2003 in local currency terms. Profitability fell by approximately $0.8 million, mainly due to severance charges associated with reductions in employment and start-up expenses related to our new manufacturing location in the U.K. The employment reductions taken in Europe are part of a broader plan to improve our cost structure and profitability going forward.

      Utility — Utility product sales in North America were down slightly from the first quarter of 2003. A very competitive pricing environment in Utility started to impact us in the first quarter of 2003 and continued throughout the remainder of 2003. While margins have improved slightly from the fourth quarter of 2003, they were still down substantially from the first quarter of 2003. The impact of lower margins due to pricing and material inflation on the results of the Utility business was approximately $2.6 million in 2004, as compared with 2003. In China, sales of utility structures more than doubled from last year; this product line is relatively new for us, but we believe there is potential for sales growth in the region, as China increases its electrical generation and transmission capabilities.

      Specialty Structures — Sales in our North American Specialty Structures product line improved by $0.7 million from last year, mainly related to increased sales of sign structures. We entered the sign business in early 2003 and were successful in gaining sales orders and acceptance with the customer base. Sales of wireless communication structures and components were similar to last year. However, quotation and order rates are improved over 2003, as carriers are increasing spending for structures and components to improve their networks and overall service levels. The cost structure of this business was reduced in 2003 which, coupled with increased sales, led to improved operating results. Sales of wireless communication poles remains strong in China, as the wireless carriers are continuing to build their networks to accommodate growing demand for wireless communication services.

Coatings Segment

      The decrease in sales in the Coatings segment was due to lower sales volumes in both the galvanizing and anodizing businesses. In our galvanizing locations, sales fell by $1.3 million, due in part to continued weakness in the industrial economy and difficulty that our customers experienced in procuring steel for their production, which reduced their demand for galvanizing services. In the anodizing business, service volumes were down approximately $3.3 million, due to lower demand from some of our larger customers related to changes in their product offerings. The decrease in operating income was related mainly to lower sales volumes. While factory spending was reduced in light of lower sales, this segment has a high degree of fixed costs (e.g. depreciation, rent). As volume fluctuates, the impact on profitability is high. SG&A spending in this segment was essentially unchanged from 2003 levels.

Irrigation Segment

      Sales in the Irrigation segment were up due to improved sales in North America. International sales overall were unchanged after taking into account currency translation effects. In North America, the sales increase mainly came through sales mix and pricing changes in light of rising steel costs. Overall market conditions in North America are currently favorable. Relatively good agricultural commodity prices, low interest rates and a favorable government farm program all have contributed to solid demand for mechanized irrigation equipment. Gross profit in dollars was up in line with the sales increase, as improved factory performance largely offset the impact of higher raw material prices. SG&A spending in North America was essentially unchanged from the first quarter of 2003.

      In International markets, the Brazilian agricultural economy continues to be strong, due to good agricultural commodity prices and government-sponsoring financing programs to fund purchases of irrigation equipment. Sales and operating income in Brazil were improved over the first quarter of 2003. Sales and profits in Europe and Australia were also up from 2003. These increases were offset by lower sales and profits in South Africa. In South Africa, much of the water used for irrigation is collected in reservoirs from rainfall; due to lower than normal rainfall in the winter, less water has been available for irrigation purposes, which has resulted in lower demand for irrigation equipment. SG&A spending in our international operations was comparable to 2003, after the effect of currency translation. Our overall international irrigation operating income was slightly higher than the first quarter of 2003.

Tubing Segment=

      The increase in Tubing sales was mainly due to sales price increases associated with increased steel costs, in addition to an increase in production volume of approximately 2.5% this year. Operating profit was up due mainly to improved factory operations associated with higher production levels and factory expense control.

Other

      This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the decrease in profitability this year was weak demand for machine tools in Europe. Wind energy development efforts are continuing, although expenses were slightly lower this year as compared with the first quarter of 2003.

Liquidity and Capital Resources

Cash Flows

      Working Capital and Operating Cash Flows — Net working capital was $167.1 million at March 27, 2004, as compared with $169.6 million at December 27, 2003. The ratio of current assets to current liabilities was 2.07:1 at March 27, 2004, as compared with 2.12:1 at December 27, 2003. Operating cash flow was a net outflow of $1.8 million for the thirteen-week period ended March 27, 2003, as compared with a net inflow of $2.3 million for the same period in 2003. The main reasons for the lower 2004 operating cash flows were lower net income this year and higher inventory and receivable levels this year as compared with March 2003. Receivables have increased in part due to sales increases in our international businesses (such as China), where payment terms are generally longer than we experience in the U.S. In Brazil, while government funding aids the market for irrigation equipment, delays in funding purchases have caused our receivables to increase relative to 2003. Inventory levels have increased this year largely due to the previously disclosed issues in the steel industry; in addition to rapidly rising prices, we are also experiencing late deliveries from our suppliers, due to lower supplies of steel. Accordingly, we have been purchasing more steel than normal to help ensure we have material to meet our shipping commitments to our customers. Improved backlogs in our Specialty Structures business and in China have also contributed to higher inventory levels at March 27, 2004.

      Investing Cash Flows — Capital spending this quarter was $3.4 million, as compared with $5.4 in 2003. In addition, we invested an additional $2.5 million in our Mexican nonconsolidated joint venture to provide additional capital to support that business going forward. On April 16, 2004, we completed the acquisition of Newmark International, Inc. (Newmark) for a total purchase price of $105.3 million, plus assumed debt of $10.9 million.

      Financing Cash Flows — Our total interest-bearing debt was essentially unchanged at March 27, 2004, as compared with December 27, 2003, due to our net operating cash outflow in 2004 and investing cash flows that were largely funded through existing cash balances. No shares were repurchased in the first quarter of 2004.

Sources of Financing and Capital

      We have historically funded our growth through a combination of cash generated from operations and debt financing. We have an internal objective to maintain long-term debt at or below 40% of invested capital. At March 27, 2003, our long-term debt to invested capital ratio was 30.0%.

      Our debt financing at March 27, 2004 consisted of a combination of short-term credit facilities and long-term debt. At March 27, 2004, we had $23.1 million in short-term bank credit lines, of which $3.6 million was unused. Our long-term debt consisted primarily of fixed rate unsecured promissory notes of $80 million with a weighted average interest rate of 7.77% and a variable rate revolving credit line. The revolving credit line is for a maximum of $150 million, of which $36 million was outstanding at March 27, 2004. The interest rate on the revolving credit line was approximately 1.78% at March 27, 2004. We were in compliance with all debt covenants at March 27, 2004.

      On April 16, 2004, we completed the acquisition of Newmark International, Inc. (Newmark), for a total purchase price of $106.3 million, plus assumed debt of $10.9 million. The final purchase price (after closing adjustments) and purchase price allocation for the transaction will be completed in subsequent quarters. The funding of the acquisition was made through a combination of a $74.2 million drawdown on our revolving credit facility plus a short-term bridge loan with a bank of $43.0 million. The bridge loan bears interest based on the LIBOR, plus a spread of 175 basis points.

      As a result of the Newmark acquisition and to take advantage of a favorable interest rate environment, we refinanced our major long-term credit facilities on May 4, 2004. The refinancing includes $150 million in subordinated senior notes and a new $225 million bank financing arrangement consisting of a $150 million revolving credit facility and a $75.0 million term loan. The proceeds were used to repay the old revolving credit facility, the bridge loan obligation incurred to fund part of the Newmark acquisition and to prepay $79.0 million of promissory notes. The prepaid promissory notes contained yield maintenance provisions that required us to pay approximately $11.0 million in addition to the $79.0 million in debt, plus approximately $0.7 million in accrued interest. The senior subordinated notes bear interest at 6.875% per annum and will be due May 1, 2014. We may repurchase the notes after five years at specified prepayment premiums and these notes are guaranteed by certain of our U.S. subsidiaries. The new revolving credit agreement is similar to our existing revolver, except that at our option, the interest rate accrues at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 75 to 175 basis points inclusive of facility fees, depending on our ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). The term loan interest accrues at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 75-175 basis points inclusive of facility fees, depending on our total debt to EBITDA ratio, and requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. We believe this new financing structure will give us additional flexibility and capacity at competitive pricing and terms.

      While our long-term debt to capital ratio will be in excess of 40% after the effect of our refinancing, we believe our cash flows will enable us to reduce our debt levels to under 40% over the next 12 to 18 months, absent additional significant acquisition activity.

Off Balance Sheet Arrangements

      There have been no changes in our off balance sheet arrangements as described on pages 28-29 in our Form 10-K for the fiscal year ended December 27, 2003.

Outlook for Remainder of 2004

      While we expect steel pricing and availability to remain a challenge and the steel Utility business to be difficult in the short term, we believe that we will see improved sales and operating earnings in 2004, as compared with 2003. We anticipate the Lighting and Traffic market will be solid, and we are anticipating improvement in wireless communication and sign structure sales. We believe the Irrigation market conditions will remain favorable, although we will not get a clear picture on the fall sales season until we get further into the growing season in the U.S. The short-term outlook for our Coatings business will be dependent on the industrial economies in our market areas. We expect our Tubing segment to continue to show solid operating performance.

Critical Accounting Policies

      There have been no changes in the Company’s critical accounting policies during the quarter ended March 27, 2004.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company’s market risk during the first quarter ended March 27, 2004. For additional information, refer to the section “Risk Management” on page 29 of our Form 10-K for the fiscal year ended December 27, 2003.

Item 4.	Controls and Procedures

      The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II. OTHER INFORMATION

Item 4.     Submission of matters to a vote of security holders

      Valmont’s annual meeting of stockholders was held on April 26, 2004. The stockholders elected two directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company’s financial statements for fiscal 2004. For the annual meeting there were 23,846,804 shares outstanding and eligible to vote of which 21,828,813 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld

Thomas F. Madison	21,707,831	120,982
Dr. Stephen R. Lewis, Jr.	21,638,176	190,637

      Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2004:

For	Against	Abstain

21,359,2	91 36,801	132,721

Item 5.     Other Information

      On April 26, 2004, the Company’s Board of Directors authorized a quarterly cash dividend on common stock of 8.0 cents per share, payable July 15, 2004, to stockholders of record June 25, 2004; the indicated annual dividend rate is 32 cents per share. On April 26, 2004, Robert B. Daugherty retired from the Company’s Board of Directors.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.	Description

4.1	Indenture relating to senior subordinated debt dated as of May 4, 2004, between Valmont Industries, Inc. as issuer and Wells Fargo Bank, National Association as trustee
10.1	Amendment No. 1 to Valmont 1999 Stock Plan
10.2	Amendment No. 1 to Valmont 2002 Stock Plan
10.3	The Company’s Credit Agreement with the Bank of New York dated May 4, 2004
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

      (b) Reports on Form 8-K

      On March 19, 2004, the Company furnished on Form 8-K a press release with respect to the Company’s quarter ending March 27, 2004 and fiscal 2004. On April 16, 2004, the Company furnished its press release announcing the consummation of the acquisition of Newmark International, Inc. on Form 8-K. On April 20, 2004, the Company filed a Form 8-K announcing its intention to offer $150 million of senior subordinated notes due 2014. On April 20, 2004, the Company furnished its press release with earnings information for the Company’s quarter ended March 27, 2004 on Form 8-K. On April 21, 2004, the Company filed an 8-K which included certain financial statements and certain proforma information with respect to the acquisition of Newmark International, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TERRY J. MCCLAIN

Terry J. McClain
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated this 6th day of May, 2004.