Form 10-Q
period 2004-06-26
VALMONT INDUSTRIES INC
filed 2004-08-02
CIK 102729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-31429

Valmont Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0351813
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

One Valmont Plaza, Omaha, Nebraska (Address of principal executive offices)	68154-5215 (Zip Code)

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

23,877,237

Outstanding shares of common stock as of July 14, 2004

          Index is located on page 2.

          Total number of pages 34.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
	(Unaudited)
Net sales	$266,013	$200,666	$481,910	$407,960
Cost of sales	199,933	149,178	364,550	303,619

Gross profit	66,080	51,488	117,360	104,341
Selling, general and administrative expenses	47,071	37,757	86,602	75,559

Operating income	19,009	13,731	30,758	28,782

Other income (deductions):
Interest expense	(4,067)	(2,631)	(6,465)	(5,316)
Interest income	419	317	695	551
Debt prepayment expenses	(9,860)	—	(9,860)	—
Miscellaneous	(274)	(117)	(260)	(155)

	(13,782)	(2,431)	(15,890)	(4,920)

Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	5,227	11,300	14,868	23,862

Income tax expense (benefit):
Current	6,081	3,699	11,926	6,842
Deferred	(4,154)	415	(6,470)	1,920

	1,927	4,114	5,456	8,762

Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	3,300	7,186	9,412	15,100
Minority interest	(718)	(717)	(1,173)	(988)
Equity in earnings (losses) of nonconsolidated subsidiaries	230	(102)	74	(452)

Net earnings	$2,812	$6,367	$8,313	$13,660

Earnings per share — Basic:
Earnings per share — Basic	$0.12	$0.27	$0.35	$0.57

Earnings per share — Diluted:
Earnings per share — Diluted	$0.12	$0.26	$0.34	$0.56

Cash dividends per share	$0.080	$0.080	$0.160	$0.155

Weighted average number of shares of common stock outstanding (000 omitted)	23,866	23,786	23,856	23,832

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,413	24,300	24,466	24,345

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26,	December 27,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,699	$33,345
Receivables, net	177,677	151,765
Inventories	159,433	116,475
Prepaid expenses	8,703	8,622
Refundable and deferred income taxes	10,949	10,903

Total current assets	386,461	321,110

Property, plant and equipment, at cost	481,612	448,678
Less accumulated depreciation and amortization	271,989	258,575

Net property, plant and equipment	209,623	190,103

Goodwill	94,821	56,022
Other intangible assets, net	55,300	14,358
Other assets	30,828	23,204

Total assets	$777,033	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,217	$15,009
Notes payable to banks	11,913	15,500
Accounts payable	77,635	63,256
Accrued expenses	62,852	55,856
Dividends payable	1,911	1,921

Total current liabilities	155,528	151,542

Deferred income taxes	19,752	22,748
Long-term debt, excluding current installments	301,886	134,653
Minority interest in consolidated subsidiaries	8,598	8,244
Other noncurrent liabilities	21,818	22,116
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	310,949	306,920
Accumulated other comprehensive loss	(3,406)	(2,147)
Treasury stock	(64,880)	(65,975)
Unearned restricted stock	(1,112)	(1,204)

Total shareholders’ equity	269,451	265,494

Total liabilities and shareholders’ equity	$777,033	$604,797

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended

	June 26,	June 28,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operations:
Net earnings	$8,313	$13,660
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	18,713	17,012
(Gain)/loss on sale of property, plant and equipment	(58)	569
Equity in (earnings)/losses in nonconsolidated subsidiaries	(74)	452
Minority interest	1,173	988
Deferred income taxes	(6,470)	1,920
Other adjustments	184	1,289
Changes in assets and liabilities:
Receivables	(12,668)	3,615
Inventories	(27,368)	8,199
Prepaid expenses	681	(2,386)
Accounts payable	5,552	(3,436)
Accrued expenses	4,075	(19,770)
Other noncurrent liabilities	(299)	446
Income taxes payable	3,873	6,339

Net cash flows from operations	(4,373)	28,897

Cash flows from investing activities:
Purchase of property, plant & equipment	(6,188)	(10,666)
Acquisitions, net of cash acquired	(119,562)	—
Investment in nonconsolidated subsidiary	(2,450)	(735)
Proceeds from sale of property and equipment	872	63
Proceeds from minority interests	(720)	—
Other, net	644	212

Net cash flows from investing activities	(127,404)	(11,126)

Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	(12,021)	8,462
Proceeds from long-term borrowings	239,000	118
Principal payments on long-term obligations	(89,127)	(11,906)
Dividends paid	(3,830)	(3,461)
Proceeds from exercises under stock plans	893	416
Debt issuance costs	(5,923)	—
Purchase of common treasury shares:
Stock repurchase program	—	(2,997)
Stock plan exercises	(533)	(276)

Net cash flows from financing activities	128,459	(9,644)

Effect of exchange rate changes on cash and cash equivalents	(328)	1,001

Net change in cash and cash equivalents	(3,646)	9,128
Cash and cash equivalents — beginning of period	33,345	19,514

Cash and cash equivalents — end of period	$29,699	$28,642

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

      The Condensed Consolidated Balance Sheet as of June 26, 2004 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 26, 2004 and June 28, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 26, 2004 and for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 27, 2003 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2003. The results of operations for the periods ended June 26, 2004 are not necessarily indicative of the operating results for the full year.

Stock Plans

      The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At June 26, 2004, 1,385,227 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net earnings
Net earnings as reported	$2,812	$6,367	$8,313	$13,660
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	390	535	812	1,283

Pro forma net earnings	$2,422	$5,832	$7,501	$12,377

Earnings per share
As reported: Basic	$0.12	$0.27	$0.35	$0.57

Diluted	$0.12	$0.26	$0.34	$0.56

Pro forma: Basic	$0.10	$0.25	$0.31	$0.52

Diluted	$0.10	$0.24	$0.31	$0.51

2.	Acquisitions

      On April 16, 2004, the Company acquired all the outstanding shares of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures serving primarily the electrical utility industry. The results of Newmark are included in the condensed consolidated financial statements of the Company since that date. The total cost of the acquisition (including transaction costs) was $110,219 in cash, plus the assumption of $11,506 of interest-bearing debt. The following table summarizes the estimated values of the assets acquired and liabilities assumed at the date of the acquisition. The Company has not yet completed the purchase price allocation process, so the final purchase price allocation may vary from the table below:

At
April 16,
2004

Current assets	$31,280
Property, plant and equipment	30,392
Intangible assets	40,479
Goodwill	32,588

Total assets acquired	$134,739

Current liabilities	(17,614)
Deferred income taxes	(4,194)
Long-term debt	(2,712)

Total liabilities assumed	(24,520)

Net assets acquired	$110,219

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the $40,479 of acquired intangible assets, $11,111 was assigned to trademarks and trade names that are not subject to amortization. The assets that make up the remainder of the acquired intangible assets are customer relationships of $26,440 (20-year useful life), patents and proprietary technology of $1,969 (weighted average useful life of 14.7 years), computer software of $959 (7-year useful life). The goodwill related to the acquisition was assigned to the Concrete Support Structures segment.

      On May 24, 2004, the Company acquired all the outstanding shares of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles primarily serving the street and area lighting market. Whatley’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date. The total purchase price amounted to $9,343 in cash (including transaction costs). Goodwill of $6,250 was recognized as part of the purchase price allocation and is assigned to the Engineered Support Structures segment.

      The Company’s summary proforma results of operations for the thirteen and twenty-six weeks ended June 26, 2004 and June 28, 2003, assuming that the transactions occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net sales	$268,768	$219,842	$508,904	$448,025
Net income	3,152	6,442	8,526	13,683
Earnings per share — diluted	$0.13	$0.27	$0.35	$0.56

3.	Goodwill and Intangible Assets

Amortized Intangible Assets

      The components of amortized intangible assets at June 26, 2004 and December 27, 2003 were as follows:

	As of June 26, 2004
			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Life

Customer Relationships	$39,327	$3,503	17 years
Proprietary Software & Database	2,609	1,101	6 years
Patents & Proprietary Technology	1,989	30	14 years
Non-compete Agreements	149	1	5 years

	$44,074	$4,635

	As of December 27, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Life

Customer Relationships	$11,500	$2,634	12 years
Proprietary Software & Database	1,650	908	5 years

	$13,150	$3,542

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for intangible assets during the second quarter of 2004 and 2003 was $771 and $322, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 26, 2004, and June 28, 2003 was $1,093 and $644, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated
Amortization
Expense

2004	2,522
2005	3,060
2006	2,813
2007	2,730
2008	2,730
2009	2,713

Non-amortized intangible assets

      Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111, respectively. The Newmark amount arose from the acquisition and the PiRod amount has not changed in the thirteen or twenty-six weeks ended June 26, 2004.

Goodwill

      The carrying amount of goodwill as of June 26, 2004 was as follows:

	Engineered
	Support	Concrete Support
	Structures	Structures	Coatings	Irrigation	Tubing
	Segment	Segment	Segment	Segment	Segment	Total

Balance December 27, 2003	$12,587	$—	$42,192	$981	$262	$56,022
Acquisitions	6,250	32,588	—	—	—	38,838
Foreign Currency Translation	(39)	—	—	—	—	(39)

Balance June 26, 2004	$18,798	$32,588	$42,192	$981	$262	$94,821

4.	Cash Flows

      The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 26,	June 28,
	2004	2003

Interest	$5,417	$5,324
Income Taxes	7,990	175

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

      The following table provides a reconciliation between Basic and Diluted earnings per share:

		Dilutive
	Basic	Effect of	Diluted
	EPS	Stock Options	EPS

Thirteen weeks ended
June 26, 2004:
Net earnings	$2,812	—	$2,812
Shares outstanding	23,866	547	24,413
Per share amount	$0.12	—	$0.12
Thirteen weeks ended
June 28, 2003:
Net earnings	$6,367	—	$6,367
Shares outstanding	23,786	514	24,300
Per share amount	$0.27	.01	$0.26
Twenty-six weeks ended
June 26, 2004:
Net earnings	$8,313	—	$8,313
Shares outstanding	23,856	610	24,466
Per share amount	$0.35	.01	$0.34
Twenty-six weeks ended
June 28, 2003:
Net earnings	$13,660	—	$13,660
Shares outstanding	23,832	513	24,345
Per share amount	$0.57	.01	$0.56

6.	Comprehensive Income

      Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2003	2003

Net earnings	$2,812	$6,367	$8,313	$13,660
Currency translation adjustment	(317)	3,659	(1,259)	4,949

Total comprehensive income	$2,495	$10,026	$7,054	$18,609

7.	Business Segments

      The Company reports its businesses as five reportable segments:

      Engineered Support Structures: This segment consists of the manufacture of engineered metal structures and components for the lighting, traffic, utility and wireless communication industries;

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concrete Support Structures: The Company added this reportable segment in the second quarter of fiscal 2004 as a result of the April 2004 acquisition of Newmark. This segment consists of the manufacture of engineered concrete structures primarily for the utility industry;

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

      In the first quarter of fiscal 2004, the Company changed its methodology regarding the reporting of net corporate expense, which is now reported separately rather than allocated to the respective reportable segments. The Company believes this provides for better reporting of the operational performance of its segments. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars. Figures for 2003 have been reclassified to conform to the 2004 presentation.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Sales:
Engineered Support Structures segment:
Lighting & Traffic	$70,373	$62,434	$128,684	$119,011
Utility	24,089	14,877	49,891	39,185
Wireless Communication	25,616	16,098	40,939	27,093

	120,078	93,409	219,514	185,289
Concrete Support Structures segment	16,575	—	16,575	—
Coatings segment	23,568	23,556	46,224	50,718
Irrigation segment	87,582	71,344	167,681	146,913
Tubing segment	24,096	14,015	41,419	30,476
Other	4,503	4,461	8,863	9,077

	276,402	206,785	500,276	422,473
Intersegment Sales:
Coatings	3,880	2,509	7,562	5,561
Irrigation	11	114	163	141
Tubing	5,351	2,922	8,666	7,550
Other	1,147	574	1,975	1,261

	10,389	6,119	18,366	14,513
Net Sales
Engineered Support Structures	120,078	93,409	219,514	185,289
Concrete Support Structures	16,575	—	16,575	—
Coatings	19,688	21,047	38,662	45,157
Irrigation	87,571	71,230	167,518	146,772
Tubing	18,745	11,093	32,753	22,926
Other	3,356	3,887	6,888	7,816

Consolidated Net Sales	$266,013	$200,666	$481,910	$407,960

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Operating Income
Engineered Support Structures	$5,967	$4,682	$7,408	$8,745
Concrete Support Structures	1,755	—	1,755	—
Coatings	2,601	1,488	3,067	3,568
Irrigation	12,008	9,665	23,853	20,780
Tubing	3,421	1,601	5,506	3,468
Other	(593)	(525)	(1,085)	(874)
Net corporate expense	(6,150)	(3,180)	(9,746)	(6,905)

Total Operating Income	$19,009	$13,731	$30,758	$28,782

8.	Guarantor/ Non-Guarantor Financial Information

      On May 4, 2004, the Company completed a $150,000,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly and severally, on a senior subordinated basis by certain of our current and future direct and indirect domestic subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt collectively referred to as the “Non-Guarantors”.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed consolidated financial information for the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Net Sales	$163,969	$44,085	$76,701	$(18,742)	$266,013
Cost of Sales	126,924	35,024	56,712	(18,727)	199,933

Gross Profit	37,045	9,061	19,989	(15)	66,080
Selling, general and administrative expenses	26,462	6,613	13,996	—	47,071

Operating income	10,583	2,448	5,993	(15)	19,009

Other income (deductions):
Interest expense	(3,827)	(5)	(271)	36	(4,067)
Interest income	41	—	414	(36)	419
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(26)	93	(341)	—	(274)

	(13,672)	88	(198)	—	(13,782)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	(3,089)	2,536	5,795	(15)	5,227

Income tax expense:
Current	3,156	804	2,121	—	6,081
Deferred	(4,330)	238	(62)	—	(4,154)

	(1,174)	1,042	2,059	—	1,927

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	(1,915)	1,494	3,736	(15)	3,300
Minority interest	—	—	(718)	—	(718)
Equity in earnings/(losses) of nonconsolidated subsidiaries	4,742	—	—	(4,512)	230

Net earnings	$2,827	$1,494	$3,018	$(4,527)	$2,812

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Twenty-Six Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Net Sales	$309,675	$65,319	$139,857	$(32,941)	$481,910
Cost of Sales	240,031	53,529	103,984	(32,994)	364,550

Gross Profit	69,644	11,790	35,873	53	117,360
Selling, general and administrative expenses	50,015	10,889	25,698	—	86,602

Operating income	19,629	901	10,175	53	30,758

Other income (deductions):
Interest expense	(6,030)	(10)	(504)	79	(6,465)
Interest income	84	1	689	(79)	695
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(18)	93	(335)		(260)

	(15,824)	84	(150)	—	(15,890)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	3,805	985	10,025	53	14,868

Income tax expense:
Current	7,969	(143)	4,100	—	11,926
Deferred	(6,532)	542	(480)	—	(6,470)

	1,437	399	3,620	—	5,456

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	2,368	586	6,405	53	9,412
Minority interest	—	—	(1,173)	—	(1,173)
Equity in (earnings)/losses of nonconsolidated subsidiaries	5,892	—	—	(5,818)	74

Net earnings	$8,260	$586	$5,232	$(5,765)	$8,313

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Thirteen Weeks Ended June 28, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Net Sales	$123,865	$24,125	$66,026	$(13,350)	$200,666
Cost of Sales	93,668	20,423	48,316	(13,229)	149,178

Gross Profit	30,197	3,702	17,710	(121)	51,488
Selling, general and administrative expenses	22,241	4,671	10,845	—	37,757

Operating income	7,956	(969)	6,865	(121)	13,731

Other income (deductions):
Interest expense	(2,319)	(8)	(405)	101	(2,631)
Interest income	104	—	314	(101)	317
Miscellaneous	29	1	(147)	—	(117)

	(2,186)	(7)	(238)	—	(2,431)
Earnings before income taxes, minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	5,770	(976)	6,627	(121)	11,300

Income tax expense:
Current	2,190	(545)	2,054	—	3,699
Deferred	444	130	(159)	—	415

	2,634	(415)	1,895	—	4,114

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	3,136	(561)	4,732	(121)	7,186
Minority interest	—	—	(717)	—	(717)
Equity in losses of nonconsolidated subsidiaries	3,352	—	—	(3,454)	(102)

Net earnings	$6,488	$(561)	$4,015	$(3,575)	$6,367

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Twenty-Six Weeks Ended June 28, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Net Sales	$267,311	$48,184	$118,090	$(25,625)	$407,960
Cost of Sales	199,804	41,593	87,755	(25,533)	303,619

Gross Profit	67,507	6,591	30,335	(92)	104,341
Selling, general and administrative expenses	45,310	9,655	20,594	—	75,559

Operating income	22,197	(3,064)	9,741	(92)	28,782

Other income (deductions):
Interest expense	(4,646)	(17)	(856)	203	(5,316)
Interest income	215	—	539	(203)	551
Miscellaneous	67	13	(235)	—	(155)

	(4,364)	(4)	(552)	—	(4,920)
Earnings before income taxes, minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	17,833	(3,068)	9,189	(92)	23,862

Income tax expense:
Current	5,391	(1,703)	3,154	—	6,842
Deferred	1,719	447	(246)	—	1,920

	7,110	(1,256)	2,908	—	8,762

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	10,723	(1,812)	6,281	(92)	15,100
Minority interest	—	—	(988)	—	(988)
Equity in losses of nonconsolidated subsidiaries	3,029	—	—	(3,481)	(452)

Net earnings	$13,752	$(1,812)	$5,293	$(3,573)	$13,660

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1,571	$3,777	$24,351	$—	$29,699
Receivables, net	69,443	26,504	81,907	(177)	177,677
Inventories	74,775	36,520	48,658	(520)	159,433
Prepaid expenses	2,705	940	5,058	—	8,703
Refundable and deferred income taxes	9,162	1,493	294	—	10,949

Total current assets	157,656	69,234	160,268	(697)	386,461
Property, plant and equipment, at cost	316,065	69,157	96,390	—	481,612
Less accumulated depreciation and amortization	193,289	20,498	58,202	—	271,989

Net property, plant and equipment	122,776	48,659	38,188	—	209,623

Goodwill	20,370	63,335	11,116	—	94,821
Other intangible assets	—	53,759	1,541	—	55,300
Investment in subsidiaries and intercompany accounts	336,407	36,690	(5,177)	(367,920)	—
Other assets	32,083	—	645	(1,900)	30,828

Total assets	$669,292	$271,677	$206,581	$(370,517)	$777,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,057	$39	$121	$—	$1,217
Notes payable to banks	—	—	11,913	—	11,913
Accounts payable	22,166	12,315	43,154	—	77,635
Accrued expenses	38,586	5,677	18,766	(177)	62,852
Dividends payable	1,911	—	—	—	1,911

Total current liabilities	63,720	18,031	73,954	(177)	155,528
Deferred income taxes	15,488	1,770	2,494	—	19,752
Long-term debt, excluding current installments	296,384	107	7,295	(1,900)	301,886
Minority interest in consolidated subsidiaries	—	—	8,598	—	8,598
Other noncurrent liabilities	20,323	—	1,495	—	21,818
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	21,435	(35,684)	27,900
Additional paid-in capital	—	179,195	55,411	(234,606)	—
Retained earnings	311,469	58,325	39,305	(98,150)	310,949
Accumulated other comprehensive loss	—	—	(3,406)	—	(3,406)
Treasury stock	(64,880)	—	—	—	(64,880)
Unearned restricted stock	(1,112)	—	—	—	(1,112)

Total shareholders’ equity	273,377	251,769	112,745	(368,440)	269,451

Total liabilities and shareholders’ equity	$669,292	$271,677	$206,581	$(370,517)	$777,033

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1,982	$612	$30,751	$—	$33,345
Receivables, net	60,935	17,660	73,269	(99)	151,765
Inventories	62,290	15,659	39,100	(574)	116,475
Prepaid expenses	2,978	451	5,193	—	8,622
Refundable and deferred income taxes	9,784	933	186	—	10,903

Total current assets	137,969	35,315	148,499	(673)	321,110
Property, plant and equipment, at cost	313,542	38,926	96,210	—	448,678
Less accumulated depreciation and amortization	183,524	18,748	56,303	—	258,575

Net property, plant and equipment	130,018	20,178	39,907	—	190,103

Goodwill	20,370	30,747	4,905	—	56,022
Other intangible assets	—	14,358	—	—	14,358
Investment in subsidiaries and intercompany accounts	190,685	50,271	4,073	(245,029)	—
Other assets	26,430	—	174	(3,400)	23,204
Deferred income taxes	—	2,757	—	(2,757)	—

Total assets	$505,472	$153,626	$197,558	$(251,859)	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,843	$61	$105	$—	$15,009
Notes payable to banks	—	—	15,500	—	15,500
Accounts payable	15,340	7,893	40,023	—	63,256
Accrued expenses	34,240	4,587	17,128	(99)	55,856
Dividends payable	1,921	—	—	—	1,921

Total current liabilities	66,344	12,541	72,756	(99)	151,542
Deferred income taxes	22,641	—	2,864	(2,757)	22,748
Long-term debt, excluding current installments	128,191	120	9,742	(3,400)	134,653
Minority interest in consolidated subsidiaries	—	—	8,244	—	8,244
Other noncurrent liabilities	20,081	—	2,035	—	22,116
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	21,429	(35,677)	27,900
Additional paid-in capital	—	68,978	46,340	(115,318)	—
Retained earnings	307,494	57,739	36,295	(94,608)	306,920
Accumulated other comprehensive loss	—	—	(2,147)	—	(2,147)
Treasury stock	(65,975)	—	—	—	(65,975)
Unearned restricted stock	(1,204)	—	—	—	(1,204)

Total shareholders’ equity	268,215	140,965	101,917	(245,603)	265,494

Total liabilities and shareholders’ equity	$505,472	$153,626	$197,558	$(251,859)	$604,797

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Cash flows from operations:
Net earnings	$8,260	$586	$5,232	$(5,765)	$8,313
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	11,701	3,552	3,460	—	18,713
(Gain)/ Loss on sale of property, plant and equipment	(21)	3	(40)	—	(58)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(74)	—	—	—	(74)
Minority interest	—	—	1,173	—	1,173
Deferred income taxes	(6,532)	542	(480)	—	(6,470)
Other adjustments	282	—	(98)	—	184
Changes in assets and liabilities:
Receivables	(7,847)	4,251	(9,150)	78	(12,668)
Inventories	(12,517)	(5,644)	(9,727)	520	(27,368)
Prepaid expenses	273	235	173	—	681
Accounts payable	3,735	(748)	2,565	—	5,552
Accrued expenses	4,336	(1,685)	1,501	(77)	4,075
Other noncurrent liabilities	858	—	(1,157)	—	(299)
Income taxes payable	(1,533)	3,610	1,796	—	3,873

Net cash flows from operations	921	4,702	(4,752)	(5,244)	(4,373)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,612)	(569)	(2,007)	—	(6,188)
Acquisitions, net of cash acquired	(119,562)	—	—	—	(119,562)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Proceeds from sale of property, plant and equipment	64	—	808	—	872
Proceeds from minority interests	—	—	(720)	—	(720)
Other, net	(20,786)	10,573	7,113	3,744	644

Net cash flows from investing activities	(146,346)	10,004	5,194	3,744	(127,404)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(8,675)	(3,346)	—	(12,021)
Proceeds from long-term borrowings	239,000	—	—	—	239,000
Principal payments on long-term obligations	(84,593)	(2,866)	(3,168)	1,500	(89,127)
Dividends paid	(3,830)	—	—	—	(3,830)
Proceeds from exercises under stock plans	893	—	—	—	893
Debt issuance costs	(5,923)	—	—	—	(5,923)
Purchase of common treasury shares:
Stock plan exercises	(533)	—	—	—	(533)

Net cash flows from financing activities	145,014	(11,541)	(6,514)	1,500	128,459

Effect of exchange rate changes on cash and cash equivalents	—	—	(328)	—	(328)

Net change in cash and cash equivalents	(411)	3,165	(6,400)	—	(3,646)
Cash and cash equivalents — beginning of year	1,982	612	30,751	—	33,345

Cash and cash equivalents — end of year	$1,571	$3,777	$24,351	$—	$29,699

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Twenty-Six Weeks Ended June 28, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Cash flows from operations:
Net earnings	$13,752	$(1,812)	$5,293	$(3,573)	$13,660
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	11,263	2,560	3,189	—	17,012
(Gain)/Loss on sale of property, plant and equipment	24	(5)	550	—	569
Equity (earnings)/losses of nonconsolidated subsidiaries	452	—	—	—	452
Minority interest	—	—	988	—	988
Deferred income taxes	1,719	447	(246)	—	1,920
Other adjustments	383	—	906	—	1,289
Changes in assets and liabilities:
Receivables	(2,394)	3,183	2,636	190	3,615
Inventories	9,985	2,740	(4,986)	460	8,199
Prepaid expenses	(280)	(49)	(2,057)	—	(2,386)
Accounts payable	3,147	(8,459)	1,876	—	(3,436)
Accrued expenses	(16,875)	(1,759)	(946)	(190)	(19,770)
Other noncurrent liabilities	112	—	334	—	446
Income taxes payable	(578)	4,018	2,899	—	6,339

Net cash flows from operations	20,710	864	10,436	(3,113)	28,897

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,998)	(558)	(4,110)	—	(10,666)
Investment in nonconsolidated subsidiary	(735)	—	—	—	(735)
Proceeds from sale of property, plant and equipment	40	20	3	—	63
Other, net	(1,305)	273	(1,869)	3,113	212

Net cash flows from investing activities	(7,998)	(265)	(5,976)	3,113	(11,126)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	8,462	—	8,462
Proceeds from long-term borrowings	118	—	—	—	118
Principal payments on long-term obligations	(11,448)	(90)	(368)	—	(11,906)
Dividends paid	(3,461)	—	—	—	(3,461)
Proceeds from exercises under stock plans	416	—	—	—	416
Purchase of common treasury shares:
Stock repurchase program	(2,997)	—	—	—	(2,997)
Stock plan exercises	(276)	—	—	—	(276)

Net cash flows form financing activities	(17,648)	(90)	8,094	—	(9,644)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,001	—	1,001

Net change in cash and cash equivalents	(4,936)	509	13,555	—	9,128
Cash and cash equivalents — beginning of year	8,166	691	10,657	—	19,514

Cash and cash equivalents — end of year	$3,230	$1,200	$24,212	$—	$28,642

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. Readers of this report should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Although management believes that these forward-looking statements are based on reasonable assumptions, many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.

      We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements. In the first quarter of fiscal 2004, we changed our methodology for reporting net corporate expense in the segment reporting. Starting in 2004, we are reporting net corporate expense separately rather than allocating net corporate expense to the operating segments, as we believe this provides for better reporting of the operations of our segments. Figures for 2003 have been reclassified to conform to the 2004 presentation.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial position. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes.

Results of Operations

      Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-Six Weeks Ended

	June 26,	June 28,	% Incr.	June 26,	June 28,	% Incr.
	2004	2003	(Decr)	2004	2003	(Decr)

Consolidated
Net sales	$266,013	$200,666	32.6%	$481,910	$407,960	18.1%
Gross profit	66,080	51,488	28.3%	117,360	104,341	12.5%
as a percent of sales	24.8%	25.7%		24.4%	25.6%
SG&A expense	47,071	37,757	24.7%	86,602	75,559	14.6%
as a percent of sales	17.7%	18.8%		18.0%	18.5%
Operating income	19,009	13,731	38.4%	30,758	28,782	6.9%
as a percent of sales	7.1%	6.8%		6.4%	7.1%
Net interest expense	3,648	2,314	57.6%	5,770	4,765	21.1%
Effective tax rate	36.9%	36.4%		36.7%	36.7%
Net earnings	2,812	6,367	-55.8%	8,313	13,660	-39.1%
Earnings per share	0.12	0.26	-53.8%	0.34	0.56	-39.3%

	Thirteen Weeks Ended			Twenty-Six Weeks Ended

	June 26,	June 28,	% Incr.	June 26,	June 28,	% Incr.
	2004	2003	(Decr)	2004	2003	(Decr)

Infrastructure businesses:
Engineered Structures segment
Net sales	120,078	93,409	28.6%	219,514	185,289	18.5%
Operating income	5,967	4,682	27.4%	7,408	8,745	-15.3%
Concrete Structures segment
Net sales	16,575	—	NM	16,575	—	NM
Operating income	1,755	—	NM	1,755	—	NM
Coatings segment
Net sales	19,688	21,047	-6.5%	38,662	45,157	-14.4%
Operating income	2,601	1,488	74.8%	3,067	3,568	-14.0%
Total Infrastructure businesses:
Net sales	156,341	114,456	36.6%	274,751	230,446	19.2%
Operating income	10,323	6,170	67.3%	12,230	12,313	-0.7%
Agricultural businesses:
Irrigation segment
Net sales	87,571	71,230	22.9%	167,518	146,772	14.1%
Operating income	12,008	9,665	24.2%	23,853	20,780	14.8%
Tubing segment
Net sales	18,745	11,093	69.0%	32,753	22,926	42.9%
Operating income	3,421	1,601	113.7%	5,506	3,468	58.8%
Total Agricultural businesses:
Net sales	106,316	82,323	29.1%	200,271	169,698	18.0%
Operating income	15,429	11,266	37.0%	29,359	24,248	21.1%
Other
Net sales	3,356	3,887	-13.7%	6,888	7,816	-11.9%
Operating loss	(593)	(525)	-13.0%	(1,085)	(874)	-24.1%

Net corporate expense	(6,150)	(3,780)	-93.4%	(9,746)	(6,905)	-41.1%

Overview

      In the second quarter of 2004, we completed two acquisitions. On April 16, 2004, we completed the purchase of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the utility industry. The purchase price was approximately $110.2 million in cash (including transaction costs), plus the assumption of approximately $11.5 million in interest-bearing debt. On May 24, 2004, we completed the purchase of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications. The purchase price for the Whatley shares was approximately $9.3 million in cash (including transaction costs), plus the assumption of approximately $0.7 million in interest-bearing debt. The results of these operations are included in our consolidated results starting on the closing dates of the acquisitions. The funds used for these acquisitions were borrowed through our existing credit facilities.

      On May 4, 2004, we refinanced our long-term credit facilities. This refinancing included the issuance of $150 million in senior subordinated notes at a fixed interest rate of 6.875% per annum and a new $225 million bank financing arrangement consisting of a $75 million term loan and a new $150 million revolving credit facility. The proceeds from these new facilities were used to prepay our fixed rate promissory notes, repay a $43 million bridge loan than was taken to fund part of the Newmark acquisition and terminate our old revolving credit agreement. This refinancing resulted in a pre-tax charge to earnings of approximately $9.9 million ($6.1 million after tax) in expenses associated with the prepayment of the promissory notes and the write-off of unamortized deferred financing costs related to the old revolving credit facility.

      The net sales increase on a quarterly and year-to-date basis in 2004, as compared with 2003, resulted from the acquisitions of Newmark and Whatley in 2004 and improved sales in the Irrigation and Tubing segments and the Utility product line in the Engineered Support Structures (ESS) segment. These increases were offset by slightly lower sales in the Coatings segment. Sales volume increases in the Irrigation, Tubing and ESS segments in 2004 were also the result of generally higher selling prices. In response to rapidly rising steel costs throughout the first two quarters of this year, we increased our selling prices where possible to offset the impact of higher steel costs. We estimate that the net negative impact of rising steel prices on gross profit was approximately $2.5 million and $4.0 million for the thirteen and twenty-six weeks ended June 26, 2004, respectively. The main reasons for the increase in steel prices have persisted in the second quarter of 2004; large increases in steel production in China (which has driven up prices of steel producing inputs, such as scrap steel and coke) and overall shortages of steel producing inputs that restricted supply and caused rapid, unprecedented pricing increases and availability issues. In some cases, steel producers have broken existing contracts or surcharges have been added to contracts. The increase in selling, general and administrative (SG&A) spending for the quarterly and year-to-date basis in 2004 relates to the addition of Newmark and Whatley this year ($2.5 million), increased employee incentives in 2004 (approximately $3.5 million) as compared with 2003, severance costs associated with an administrative headcount reduction in Europe ($1.2 million), higher sales commissions ($0.7 million) and currency translation effects ($0.5 million and $1.7 million for the quarter and year-to-date, respectively).

      Interest expense increased in the second quarter of 2004 as compared with 2003, due to increased borrowing levels this year, due mainly to the Newmark and Whatley acquisitions. Our share of the earnings in our nonconsolidated subsidiaries improved from last year, due to improvement in the operations of our Mexican joint venture, which manufactures utility and wireless communication structures, and in the operations of our irrigation distributor in Argentina.

Engineered Support Structures (ESS) Segment

      General — In the ESS segment, sales improved in all regions and product lines. In the second quarter, operating income improved over 2003 due mainly to improvement in gross margins and sales volumes in the North American utility and specialty product lines and further growth in sales and earnings in China, offset to an extent by lower profitability in the Lighting and Traffic product line. On a year-to-date basis, 2004 operating income was lower than 2003, mainly due to extremely competitive pricing in our Utility product line in the first quarter that began in 2003 and continued into early 2004. SG&A expenses in 2004 were higher than 2003 on a quarterly and year-to-date basis by approximately $2.6 and $4.5 million, respectively. This increase was due principally to currency translation effects ($0.4 million and $1.3 million), for the quarter and year-to-date, respectively), higher sales commissions related to the increase in sales, and expenses associated with administrative workforce reductions and reorganizing in Europe ($1.2 million).

      Lighting and Traffic — In North America, sales of lighting and traffic products for the second quarter were up but with lower profitability as compared with 2003. Gross profit margins were down compared with last year, mainly due to increases in steel prices. Sales that are funded by government spending have relatively long lead times and, due to contractual provisions, we were not able to fully recover our increase in steel cost. Order flows and backlogs remain solid in both the commercial lighting and the government-funded transportation structures markets. Federal legislation on road and highway spending programs has not yet been enacted, but the current bill funding has been extended on a short-term basis. We anticipate that new legislation will be passed in the near future, but further delays could impact the market, at least in the short-term.

      In Europe, lighting sales were higher than 2003, both on a quarterly and year-to-date basis. However, 2004 quarterly and year-to-date profitability fell by approximately $0.8 million and $1.6 million, respectively, as compared with 2003 levels. The decrease in earnings was due to increased SG&A spending related to severance charges associated with reductions in administrative employment levels ($1.2 million).

      Utility — Utility product sales in North America for 2004 are improved as compared with 2003, both on a quarterly and year-to-date basis. Market conditions are improving, as utility companies and independent power producers have been increasing spending for transmission, distribution and substation structures. In 2003, our order rates fell early in the year, as market pricing became extremely competitive due to relatively weak market conditions and a number of new competitors. We did not follow pricing down, which resulted in low order entry levels and sales in the second quarter of 2003. In 2004, competitive conditions have improved, resulting in higher sales than at this time in 2003. Market pricing has continued to improve over the last several quarters and second quarter margins this year are higher than 2003. Year-to-date margins, however, are still down from 2003 levels.

      In China, utility structures sales continues to grow, reflecting the overall growth of the Chinese economy and its electrical energy needs. We believe that, as China increases its electrical generation and transmission capabilities, the demand for utility structures will continue to grow.

      Specialty Structures — Sales in our North American Specialty Structures product line in the second quarter improved by $4.7 million from last year, due to higher sales of wireless communication structures and components and increased sales of sign structures. General market conditions are improving in wireless communication. Quotations, orders and sales all are improved over 2003, as carriers have improved their financial performance and are increasing spending for structures and components to improve their networks and overall service levels. Profitability of the North American specialty structures business improved by $1.4 million and $3.2 million for the thirteen and twenty-six weeks ended June 26, 2004, respectively, as compared with the same periods last year. Most of the improvement in earnings relates to increased sales volumes and factory productivity, which resulted in increased gross profit margins. In addition, year-to-date SG&A expenses were $0.7 million lower than in 2003, due to cost cutting measures taken last year. Sales of wireless communication poles in China increased from 2003 by $3.7 million and $6.4 million on a quarterly and year-to-date basis, respectively. China’s continued actions to build out their wireless networks to accommodate growing demand for wireless communication services is driving demand for wireless communication poles.

Concrete Support Structures Segment

      This segment includes the operations of Newmark since the closing of the acquisition on April 16, 2004. Similar to the Utility product line in the ESS segment, utility companies are increasing their spending for electrical utility structures in Newmark’s markets, which is mainly in the southern U.S. The operating income for the period from April 16 through June 26, 2004 includes approximately $0.8 million in charges related to depreciation and amortization expenses resulting from the allocation of the purchase price of the acquisition in excess of the assets acquired and liabilities assumed.

Coatings Segment

      For the second quarter of 2004, sales in our galvanizing facilities improved by nearly 15% from the second quarter of 2003. This increase includes improved internal demand from the ESS and Irrigation segments, resulting from sales growth in those businesses in 2004. For the twenty-six weeks ended June 26, 2004, total galvanizing sales were slightly ahead of the same period in 2003. The second quarter sales increase was associated with improvement in the U.S. industrial economy, which resulted in improved demand for galvanizing services. The increase in galvanizing sales was offset by decreased sales in our anodizing businesses, mostly related to lower sales to our largest anodizing customer. The increase in the 2004 second quarter operating income compared with the second quarter of 2003 related to the increase in galvanizing sales and production volumes and the associated operating efficiencies realized through increased volume. The operating income improvement in the galvanizing business was partially offset by lower profitability in our anodizing businesses related to lower sales volumes. SG&A spending in this segment was essentially unchanged from 2003 levels, both on a quarterly and year-to-date basis.

Irrigation Segment

      On a quarterly and year-to-date basis, sales in the Irrigation segment were up due to improved sales in North America, with international sales volumes relatively flat after taking into account currency translation effects. In North America, the sales increase mainly came through favorable market conditions and, to a lesser degree, pricing increases as a result of rising steel costs. North American market conditions were bolstered by relatively good agricultural commodity prices, low interest rates and a favorable government farm program, all resulting in solid demand for mechanized irrigation equipment and related service parts. Some buying decisions we believe were impacted by rising prices related to steel prices; these buying decisions were accelerated to avoid anticipated future price increases. North American operating income for the thirteen and twenty-six weeks ended June 26, 2004 was up as compared with the same periods in 2003, mainly due to improved sales volumes. Gross profit as a percent of sales was down slightly compared with 2003, due mainly to sales price increases taken to recover increased steel costs. Factory performance improved in 2004, benefiting from increases in sales and production levels, which helped offset increased steel costs. SG&A spending in North America was modestly increased over the 2003 on a quarterly and year-to-date basis.

      In International markets, 2004 second quarter sales were comparable to 2003. In Brazil, the agricultural economy continues to be favorable, with relatively good agricultural commodity prices and favorable government-sponsored financing programs to fund purchases of irrigation equipment. Sales and operating income in Brazil were down from record second quarter levels in 2003, as slowdowns in the timing of government funding of purchases resulted in shipping delays. Also, a more competitive pricing environment and rising steel prices have negatively impacted gross profit margins. In South Africa, sales and profits are lower than 2003, both on a quarterly and year-to-date basis, mainly due to weaker local crop prices. Increased sales and profits in Europe and Australia helped somewhat offset lower profitability in Brazil. SG&A spending in our international operations in the second quarter of 2004 was higher than 2003, due to effects of currency translation and employee separation costs. Our overall international irrigation operating income in the second quarter was lower than 2003, while year-to-date operating income this year was slightly lower than 2003.

Tubing Segment

      The increase in Tubing sales for the second quarter and the year-date 2004 as compared with last year was due to increased sales and production volume of approximately 30% and 15%, respectively (including increased internal production volume for the Irrigation and ESS segments), as well as sales price increases associated with increased steel costs. Increases in the amount of tubing sold in 2004 are related to improving industrial production levels in the U.S., favorable market conditions in the agricultural economy and some buying by customers attempting to avoid future price increases. In addition, we believe that we have gained some sales due to steel shortages of some of our competitors. The increase in 2004 operating income as compared with 2003 is due to increased sales volume and improved factory operations associated with higher production levels and factory expense control. SG&A spending was up $1.0 million for the second quarter and the year-to-date periods ended June 26, 2004 as compared with the same periods last year due mainly to increased employee incentives of approximately $0.7 million associated with increased profitability.

Other

      This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the decrease in profitability this year was weak demand for machine tools in Europe. Wind energy development efforts are continuing; expenses were slightly lower this year as compared with the second quarter and year-to-date periods ended June 28, 2003.

Net Corporate Expense

      Increased net corporate expenses in 2004 as compared with 2003 are mainly related to approximately $2 million in increased employee incentives due to improved operating earnings this year. The increase in net corporate expense was also impacted in 2004 by compliance costs associated the Sarbanes-Oxley Act of 2002 and increased expenses to improve our procurement organization.

Liquidity and Capital Resources

Cash Flows

      Working Capital and Operating Cash Flows — Net working capital was $229.4 million at June 26, 2004, as compared with $169.6 million at December 27, 2003. The ratio of current assets to current liabilities was 2.48:1 at June 26, 2004, as compared with 2.12:1 at December 27, 2003. The increase in net working capital relates to approximately $20.9 million of working capital that was acquired in the Newmark and Whatley acquisitions. Operating cash flow was a net outflow of $4.4 million for the twenty-six week period ended June 26, 2004, as compared with a net inflow of $28.9 million for the same period in 2003. The main reasons for the lower 2004 operating cash flows were lower net income (including a $6.1 million after-tax charge to earnings related to premiums we paid upon prepayment of our promissory notes) and increased receivables and inventories. The increase in receivables related directly to the increase in sales we realized in the second quarter of 2004. Overall, our receivables as a percentage of net sales is similar to past experience. The increase in inventory is associated with overall increased sales levels and the current steel industry operating environment. Backlogs are approximately 25% higher than at the end of 2003, with the larger increases in the ESS and Tubing segments. Accordingly, we have increased our inventories to satisfy this increased sales demand. In addition, current conditions in steel industry continue to be challenging, as prices have risen sharply this year, lead times to acquire material have extended and availability has become a larger concern than in the past. In response, we have been increasing our steel inventories to help ensure we have material to meet our shipping commitments to our customers and to more closely match our inventory stocks with sales backlogs.

      Investing Cash Flows — Capital spending the twenty-six weeks ended June 26, 2004 was $6.2 million, as compared with $10.7 million for the same period in 2003. In addition, we invested $2.5 million in our Mexican nonconsolidated joint venture in 2004 to provide additional capital to support that business going forward. In the second quarter of 2004, we completed the acquisitions of Newmark and Whatley for an aggregate purchase price of $119.6 million in cash, plus assumed interest-bearing debt of $12.2 million.

      Financing Cash Flows — Our total interest-bearing debt increased from $165.2 as of December 27, 2003 to $315.0 as of June 16, 2004. The increase in borrowings was related to funding the Newmark and Whatley acquisitions, which was an aggregate of $131.8 million (including debt assumed as part of the acquisitions) and the increase in working capital, especially inventories.

Sources of Financing and Capital

      We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At June 26, 2004, our long-term debt to invested capital ratio was 47.8%.

      Our debt financing at June 26, 2004 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $26 million, $15.2 million which was unused at June 26, 2004. As a result of the Newmark acquisition and to take advantage of a favorable interest rate environment, we refinanced our major long-term credit facilities on May 4, 2004. The refinancing includes $150 million in subordinated senior notes and a new $225 million bank financing arrangement consisting of a $150 million revolving credit facility and a $75.0 million term loan. The proceeds were used to repay the old revolving credit facility, the bridge loan obligation incurred to fund part of the Newmark acquisition and to prepay $79.0 million of promissory notes. The prepaid promissory notes contained yield maintenance provisions that required us to pay as a prepayment premium approximately $9.6 million in addition to the $79.0 million in debt, plus approximately $0.7 million in accrued interest.

      The $150 million senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes after five years at specified prepayment premiums and these notes are guaranteed by certain of our U.S. subsidiaries. The new $150 million revolving credit agreement carries an interest rate spread over the LIBOR of 75 to 175 basis points, depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At June 26, 2004, we had $50 million outstanding under the revolving credit agreement at a rate of 2.325% per annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At June 26, 2004, we have the ability to borrow an additional $28.9 million under this facility.

      The $75 million term loan accrues interest based on the LIBOR plus a spread of 75 to 175 basis points, depending on our debt to EBITDA ratio, and requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at June 26, 2004 was 2.6875% per annum.

      While our long-term debt to capital ratio is in excess of our 40% objective after the effect of our refinancing, we believe our cash flows will enable us to reduce our debt levels to 40% over the next 18 to 24 months. This estimate is dependent on our level of acquisition activity and steel industry availability and pricing issues, which are causing us to carry more inventory than we customarily maintain.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

      We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of June 26, 2004 are summarized as follows, in millions of dollars:

Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008

Long-term debt	$301.3	$0.4	$21.2	$47.1	$232.6
Capital leases	1.8	0.1	0.4	0.3	1.0
Unconditional purchase obligations	10.9	10.0	0.9	—	—
Operating leases	28.5	4.1	12.9	8.3	3.2

Total contractual cash obligations	$342.5	$14.6	$35.4	$55.7	$236.8

      Long-term debt principally consists of the $150 million senior subordinated notes, the $75 million term loan and the $150 million revolving credit agreement ($50 million was outstanding at June 26, 2004). Obligations under these agreements could be accelerated in event of non-compliance with covenants.

      Capital leases relate to a production facility in France and office equipment in the U.S. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

      As of June 26, 2004, our interest obligations associated with our long-term debt and capital leases are as follows (in millions of dollars):

2004	$7.3
2005-2006	28.6
2007-2008	26.7
After 2008	60.5

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

Outlook for Remainder of 2004

      We expect favorable sales and earnings comparisons in the second half of the year. We anticipate tight steel supplies and pricing pressure for the foreseeable future; however, our backlogs are growing and we have increased our steel inventories to help cover these customer commitments. In our Engineered Support Structures Segment, we expect sales gains across all product lines. Demand for concrete utility structures is strengthening and we expect Newmark to continue to perform well. We believe profitability in our coatings segment will improve. In our irrigation business, our results will depend on conditions in the new fall selling season, and the trends are unclear at this time. In our tubing business, we expect continued strong operating performance. Overall, we believe business conditions are improving, and this should result in a stronger performance in the second half of the year.

Critical Accounting Policies

      There have been no changes in the Company’s critical accounting policies during the quarter ended June 26, 2004.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the company’s market risk during the second quarter ended June 26, 2004. For additional information, refer to the section “Risk Management” on page 29 of our Form 10-K for the fiscal year ended December 27, 2003.

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

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per Share	Programs	Programs

March 28, 2004 to April 24, 2004	—	—	—	—
April 25, 2004 to May 29, 2004	19,051	20.79	—	—
May 30, 2004 to June 26, 2004	—		—	—
Total	19,051	20.79	—	—

      During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either the cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.	Other Information

      On July 26, 2004, the Company’s Board of Directors authorized a quarterly cash dividend on common stock of 8.0 cents per share, payable October 15, 2004, to stockholders of record September 24, 2004. The indicated annual dividend rate is 32 cents per share.

      The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of Newmark by the Company for the twenty-six weeks ended June 26, 2004 are attached hereto as Exhibit 99.1. The unaudited combined financial statements for Newmark for the three months ended March 31, 2004 are attached hereto as Exhibit 99.2.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Pro Forma Financial Information
99.2	Unaudited Combined financial statements for Newmark International, Inc. and Pfleiderer Leasing USA, Inc. for the three months ended March 31, 2004

      (b) Reports on Form 8-K

      The Company has filed or furnished the following Form 8-K’s since the beginning of the second quarter:

1. Form 8-K filed April 16, 2004 including certain audited financial information of Newmark, certain unaudited pro forma condensed combined financial data, and risk factors relating to Valmont Industries, Inc.

2. Form 8-K furnished on April 19, 2004 including the Company’s press release with earnings information on the Company’s quarter ended March 27, 2004.

3. Form 8-K filed April 20, 2004 including the Company’s press release announcing the offer of $150,000,000 of senior subordinated notes.

4. Form 8-K furnished July 20, 2004 including the Company’s press release with earnings information on the Company’s quarter ended June 26, 2004.

5. Form 8-K filed August 2, 2004 including audited consolidated financial statements for Valmont Industries, Inc., its guarantor subsidiaries and its non-guarantor subsidiaries for the fiscal year ended December 27, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TERRY J. MCCLAIN

Terry J. McClain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 2nd day of August, 2004.