Form 10-Q
period 2004-07-25
VALMONT INDUSTRIES INC
filed 2004-11-04
CIK 102729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004 or

or

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

23,921,297

Outstanding shares of common stock as of October 29, 2004

          Index is located on page 2.

          Total number of pages 35.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
	(Unaudited)
Product sales	$241,063	$179,340	$680,314	$539,292
Services sales	21,827	23,158	64,486	71,166

Net sales	262,890	202,498	744,800	610,458
Product cost of sales	185,206	136,604	517,528	403,308
Services cost of sales	16,584	18,088	48,812	55,003

Total cost of sales	201,790	154,692	566,340	458,311

Gross profit	61,100	47,806	178,460	152,147
Selling, general and administrative expenses	45,268	37,949	131,870	113,508

Operating income	15,832	9,857	46,590	38,639

Other income (deductions):
Interest expense	(4,639)	(2,692)	(11,104)	(8,008)
Interest income	687	234	1,382	785
Debt prepayment expenses	—	—	(9,860)	—
Miscellaneous	(23)	51	(283)	(104)

	(3,975)	(2,407)	(19,865)	(7,327)

Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	11,857	7,450	26,725	31,312

Income tax expense (benefit):
Current	3,885	2,888	15,811	9,730
Deferred	422	(159)	(6,048)	1,761

	4,307	2,729	9,763	11,491

Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	7,550	4,721	16,962	19,821
Minority interest	(668)	(637)	(1,841)	(1,625)
Equity in earnings (losses) of nonconsolidated subsidiaries	222	9	296	(443)

Net earnings	$7,104	$4,093	$15,417	$17,753

Earnings per share — Basic:
Earnings per share — Basic	$0.30	0.17	$0.65	$0.75

Earnings per share — Diluted:
Earnings per share — Diluted	$0.29	$0.17	$0.63	$0.73

Cash dividends per share	$0.080	$0.080	$0.240	$0.235

Weighted average number of shares of common stock outstanding (000 omitted)	23,887	23,774	23,866	23,813

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	24,464	24,285	24,465	24,345

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25,	December 27,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,557	$33,345
Receivables, net	189,337	151,765
Inventories	197,803	116,475
Prepaid expenses	9,556	8,622
Refundable and deferred income taxes	8,842	10,903

Total current assets	436,095	321,110

Property, plant and equipment, at cost	489,240	448,678
Less accumulated depreciation and amortization	280,168	258,575

Net property, plant and equipment	209,072	190,103

Goodwill	86,298	56,022
Other intangible assets, net	63,393	14,358
Other assets	31,493	23,204

Total assets	$826,351	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,251	$15,009
Notes payable to banks	17,078	15,500
Accounts payable	84,317	63,256
Accrued expenses	71,052	55,856
Dividends payable	1,913	1,921

Total current liabilities	175,611	151,542

Deferred income taxes	18,143	22,748
Long-term debt, excluding current installments	324,905	134,653
Minority interest in consolidated subsidiaries	9,005	8,244
Other noncurrent liabilities	22,018	22,116
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	316,359	306,920
Accumulated other comprehensive loss	(2,093)	(2,147)
Treasury stock	(64,431)	(65,975)
Unearned restricted stock	(1,066)	(1,204)

Total shareholders’ equity	276,669	265,494

Total liabilities and shareholders’ equity	$826,351	$604,797

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operations:
Net earnings	$15,417	$17,753
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	28,616	25,587
Loss on sale of property, plant and equipment	371	535
Equity in (earnings)/losses in nonconsolidated subsidiaries	(296)	443
Minority interest	1,841	1,625
Deferred income taxes	(6,048)	1,761
Other adjustments	523	1,252
Changes in assets and liabilities:
Receivables	(18,809)	(10,705)
Inventories	(62,435)	11,321
Prepaid expenses	(33)	(5,179)
Accounts payable	12,647	(1,563)
Accrued expenses	11,811	(16,114)
Other noncurrent liabilities	(99)	(902)
Income taxes payable	(76)	6,179

Net cash flows from operations	(16,570)	31,993

Cash flows from investing activities:
Purchase of property, plant & equipment	(12,343)	(13,685)
Acquisitions, net of cash acquired	(125,438)	—
Investment in nonconsolidated subsidiary	(2,450)	(735)
Proceeds from sale of property and equipment	1,436	90
Proceeds from minority interests	(1,357)	(559)
Other, net	(1,523)	(1,133)

Net cash flows from investing activities	(141,675)	(16,022)

Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	(9,678)	19,771
Proceeds from long-term borrowings	263,171	800
Principal payments on long-term obligations	(87,976)	(22,026)
Dividends paid	(5,741)	(5,374)
Proceeds from exercises under stock plans	1,681	769
Debt issuance costs	(5,520)	—
Purchase of common treasury shares:
Stock repurchase program	—	(3,351)
Stock plan exercises	(626)	(369)

Net cash flows from financing activities	155,311	(9,780)

Effect of exchange rate changes on cash and cash equivalents	146	1,029

Net change in cash and cash equivalents	(2,788)	7,220
Cash and cash equivalents — beginning of period	33,345	19,514

Cash and cash equivalents — end of period	$30,557	$26,734

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

      The Condensed Consolidated Balance Sheet as of September 25, 2004 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 25, 2004 and September 27, 2003 and the Condensed Consolidated Statements of Cash Flows for the thirteen and thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 25, 2004 and for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 27, 2003 Annual Report to shareholders. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2003. The results of operations for the periods ended September 25, 2004 are not necessarily indicative of the operating results for the full year.

Inventories

      At September 25, 2004, approximately 53% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was $29,694 and $9,772 at September 25, 2004 and December 27, 2003, respectively.

      Inventories consisted of the following:

	September 25,	December 27,
	2004	2003

Raw materials and purchased parts	$121,239	$63,121
Work-in-process	22,065	9,038
Finished goods and manufactured goods	84,193	54,087

Subtotal	227,497	126,246
LIFO reserve	29,694	9,771

Net inventory	$197,803	$116,475

Long-Lived Assets

      Property, plant and equipment are recorded at historical cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value

Revenue Recognition

      Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions are at the design stage of the Company’s products and no general right of return exists with respect to products delivered. The Company’s installation obligations for the products it sells are not material. Installation revenue is recognized upon completion of the installation process, as the sale of the product and the related installation are separate units of accounting under EITF 00-21.

Stock Plans

      The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At September 25, 2004, 1,383,075 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

	Thirteen weeks ended		Thirty-nine weeks ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

Net earnings
Net earnings as reported	$7,104	4,093	15,417	17,753
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	396	492	1,207	1,775

Pro forma net earnings	$6,708	3,601	14,210	15,978

Earnings per share
As reported: Basic	$0.30	0.17	0.65	0.75

Diluted	$0.29	0.17	0.63	0.73

Pro forma: Basic	$0.28	0.15	0.60	0.67

Diluted	$0.27	0.15	0.58	0.66

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

      On April 16, 2004, the Company acquired all the outstanding shares of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures serving primarily the electrical utility industry. The results of Newmark are included in the condensed consolidated financial statements of the Company since that date. The Company finalized the purchase price allocation process in the third quarter of 2004. The total cost of the acquisition (including transaction costs) was $110,147 in cash, plus the assumption of $11,506 of interest-bearing debt. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At
April 16,
2004

Current assets	$31,280
Property, plant and equipment	32,356
Intangible assets	48,107
Goodwill	23,669

Total assets acquired	$135,412

Current liabilities	(17,614)
Deferred income taxes	(4,939)
Long-term debt	(2,712)

Total liabilities assumed	(25,265)

Net assets acquired	$110,147

      Of the $48,107 of acquired intangible assets, $11,111 was assigned to trademarks and trade names that are not subject to amortization. The assets that make up the remainder of the acquired intangible assets are customer relationships of $34,068 (20-year useful life), patents and proprietary technology of $1,969 (weighted average useful life of 14.7 years), and computer software of $959 (7-year useful life). The goodwill related to the acquisition was $23,669 and was assigned to the Concrete Support Structures segment. The reasons for the acquisition included broadening the Company’s product line to include concrete support structures and combinations of steel and concrete structures to better meet customer needs, acquiring an integrated workforce and capable management team, and providing certain synergies to help the Company compete more effectively in the utility transmission and distribution structures industry.

      On May 24, 2004, the Company acquired all the outstanding shares of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles primarily serving street and area lighting customers. Whatley’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date. The total purchase price amounted to $9,327 in cash (including transaction costs). Goodwill of $6,233 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures segment. The Company acquired Whatley to broaden its product line in lighting structures to include fiberglass poles, to acquire an integrated and trained workforce, and to gain leverage from combining the respective sales distribution groups.

      On August 2, 2004, the Company acquired substantially all the net assets of Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Sigma’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date. The purchase price for the net assets of this business was $6,285 in cash. Goodwill of $391 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment. The Company acquired Sigma to broaden its expertise in and coverage of the sign structures industry.

      The Company’s summary proforma results of operations for the thirteen and thirty-nine weeks ended September 25, 2004 and September 27, 2003, assuming that the transactions occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003

Net sales	$263,390	$235,765	$778,723	$689,695
Net income	7,293	4,546	16,591	18,702
Earnings per share — diluted	$0.30	$0.19	$0.68	$0.77

3.	Goodwill and Intangible Assets

      The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2004. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet at September 25, 2004 were not impaired.

Amortized Intangible Assets

      The components of amortized intangible assets at September 25, 2004 and December 27, 2003 were as follows:

	As of September 25, 2004
			Weighted
	Gross Carrying	Accumulated	Average
	Amount	Amortization	Life

Customer Relationships	$47,691	$4,193	18 years
Proprietary Software & Database	2,609	1,218	6 years
Patents & Proprietary Technology	1,989	66	14 years
Non-compete Agreements	331	16	5 years

	$52,620	$5,493

	As of December 27, 2003

	Gross Carrying	Accumulated
	Amount	Amortization	Life

Customer Relationships	$11,500	$2,634	12 years
Proprietary Software & Database	1,650	908	5 years

	$13,150	$3,542

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for intangible assets during the third quarter of 2004 and 2003 was $858 and $322, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 25, 2004, and September 27, 2003 was $1,951 and $966, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated
Amortization
Expense

2004	2,792
2005	3,170
2006	2,887
2007	2,804
2008	2,804
2009	2,787

Non-amortized intangible assets

      Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, and Sigma trade names are $4,750, $11,111, and $405 respectively. The Newmark and Sigma amounts arose from the 2004 acquisitions and the PiRod amount has not changed in the thirteen or thirty-nine weeks ended September 25, 2004.

      The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2004. The value of the trade names were determined using the relief from royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 25, 2004.

Goodwill

      The carrying amount of goodwill as of September 25, 2004 was as follows:

	Engineered
	Support	Concrete Support
	Structures	Structures	Coatings	Irrigation	Tubing
	Segment	Segment	Segment	Segment	Segment	Total

Balance December 27, 2003	$12,587	$—	$42,192	$981	$262	$56,022
Acquisitions	6,641	23,669	—	—	—	30,310
Foreign Currency Translation	(34)	—	—	—	—	(34)

Balance September 25, 2004	$19,194	$23,669	$42,192	$981	$262	$86,298

4.	Cash Flows

      The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 25,	Sept. 27,
	2004	2003

Interest	$7,352	$7,974
Income Taxes	18,179	2,187

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt

	Sept. 25,	Dec. 27,
	2004	2003

6.875% Senior Subordinated Notes (a)	150,000	—
Term Loan (b)	75,000	—
6.80% to 8.08% promissory notes, unsecured	—	80,000
Revolving credit agreement (c)	74,100	40,000
6.91% secured loan (d)	9,614	9,881
IDR Bonds (e)	8,500	8,500
1.24% to 6.50% notes	8,942	11,281

Total long-term debt	326,156	149,662
Less current installments of long-term debt	1,251	15,009

Long-term debt, excluding current installments	$324,905	$134,653

(a)	The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. The notes may be repurchased after five years at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

(b)	The $75 million term loan is with a group of banks and is unsecured. Principal payments are due beginning in 2005 through 2009. The Company may choose from the following three interest rate alternatives: the higher of prime rate or Federal Funds Rate plus 0.5%, the applicable Eurodollar rate plus a leverage ratio-based spread (which at September 25, 2004 was 1.75%) This loan may be prepaid at any time without penalty. The effective interest rate at September 25, 2004 was 3.4375%.

(c)	The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of May 4, 2009. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The Company may choose from the following three interest rate alternatives: the higher of prime rate or Federal Funds Rate plus 0.5%, the applicable Eurodollar rate plus a leverage ratio-based spread (which at September 25, 2004 was 1.45%) or up to $60,000 at a rate determined through a competitive bid process. The effective interest rate at September 25, 2004 was 3.15% and at December 27, 2003 was 1.81%.

(d)	The secured loan is through a finance company and is related to transportation equipment. The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan. The loan may be prepaid at any time without penalty.

(e)	The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility. Variable interest is payable until final maturity June 1, 2025. The effective interest rate at September 25, 2004 was 1.56%.

      The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. The company was in compliance with all debt covenants at September 25, 2004.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

      The following table provides a reconciliation between Basic and Diluted earnings per share:

		Dilutive
	Basic	Effect of	Diluted
	EPS	Stock Options	EPS

Thirteen weeks ended
September 25, 2004:
Net earnings	$7,104	—	$7,104
Shares outstanding	23,887	577	24,464
Per share amount	$0.30	.01	$0.29
Thirteen weeks ended
September 27, 2003:
Net earnings	$4,093	—	$4,093
Shares outstanding	23,774	511	24,285
Per share amount	$0.17	—	$0.17
Thirty-nine weeks ended
September 25, 2004:
Net earnings	$15,417	—	$15,417
Shares outstanding	23,866	599	24,465
Per share amount	$0.65	.02	$0.63
Thirty-nine weeks ended
September 27, 2003:
Net earnings	$17,753	—	$17,753
Shares outstanding	23,813	532	24,345
Per share amount	$0.75	.02	$0.73

7.	Comprehensive Income

      Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of other comprehensive income.

	Thirteen Weeks		Thirty-nine Weeks
	Ended		Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

Net earnings	$7,104	$4,093	$15,417	$17,753
Currency translation adjustment	1,313	(58)	54	4,891

Total comprehensive income	$8,417	$4,035	$15,471	$22,644

8.	Business Segments

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

      The Company is reorganizing its management structure to better serve the electrical utility structures industry. This reorganization will result in a change in the Company’s segment reporting structure. The Company’s plan is to change its segment reporting structure in the fourth quarter of 2004. The future reportable segments are expected to be as follows: Irrigation, Tubing, Coatings, Engineered Support Structures, and Utility (including the prior Utility product line and the current Concrete Support Structures segment).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

Sales:
Engineered Support Structures segment:
Lighting & Traffic	$81,970	$64,367	$210,654	$183,378
Utility	29,221	22,547	79,112	61,732
Wireless Communication	24,266	19,832	65,205	46,925

	135,457	106,746	354,971	292,035
Concrete Support Structures segment	24,921	—	41,496	—
Coatings segment	22,486	25,641	68,710	76,359
Irrigation segment	62,593	59,260	230,274	206,173
Tubing segment	21,990	13,343	63,409	43,819
Other	4,117	4,044	12,980	13,121

	271,564	209,034	771,840	631,507

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,	Sept. 25,	Sept. 27,
	2004	2003	2004	2003

Intersegment Sales:
Engineered Support Structures	630	—	630	—
Concrete Support Structures	466	—	466	—
Coatings	3,897	3,162	11,459	8,723
Irrigation	12	244	175	385
Tubing	2,926	2,448	11,592	9,998
Other	743	682	2,718	1,943

	8,674	6,536	27,040	21,049
Net Sales
Engineered Support Structures	134,827	106,746	354,341	292,035
Concrete Support Structures	24,455	—	41,030	—
Coatings	18,589	22,479	57,251	67,636
Irrigation	62,581	59,016	230,099	205,788
Tubing	19,064	10,895	51,817	33,821
Other	3,374	3,362	10,262	11,178

Consolidated Net Sales	$262,890	$202,498	$744,800	$610,458

Operating Income
Engineered Support Structures	$7,784	$5,266	$15,192	$14,011
Concrete Support Structures	3,212	—	4,967	—
Coatings	1,471	1,866	4,538	5,434
Irrigation	4,533	4,794	28,386	25,574
Tubing	4,152	1,588	9,658	5,056
Other	(1,247)	(906)	(2,332)	(1,780)
Net corporate expense	(4,073)	(2,751)	(13,819)	(9,656)

Total Operating Income	$15,832	$9,857	$46,590	$38,639

9.	Guarantor/Non-Guarantor Financial Information

      On May 4, 2004, the Company completed a $150,000,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of the Company’s current and future direct and indirect domestic subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Condensed consolidated financial information for the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Product sales	$144,746	$43,128	$71,142	$(17,953)	241,063
Services sales	13,461	8,697	3,565	(3,896)	21,827

Net sales	158,207	51,825	74,707	(21,849)	262,890
Product cost of sales	114,331	34,049	54,318	(17,492)	185,206
Services cost of sales	10,362	7,639	2,479	(3,896)	16,584

Total cost of sales	124,693	41,688	56,797	(21,388)	201,790

Gross profit	33,514	10,137	17,910	(461)	61,100
Selling, general and administrative expenses	25,505	7,229	12,534	—	45,268

Operating income	8,009	2,908	5,376	(461)	15,832

Other income (deductions):
Interest expense	(4,330)	(4)	(320)	15	(4,639)
Interest income	48	1	653	(15)	687
Debt prepayment expenses	—	—	—	—	—
Miscellaneous	4	(2,052)	2,025	—	(23)

	(4,278)	(2,055)	2,358	—	(3,975)

Earnings before income taxes, minority interest and equity in earnings/ (losses) of nonconsolidated subsidiaries	3,731	853	7,734	(461)	11,857

Income tax expense:
Current	1,893	(376)	2,368	—	3,885
Deferred	(377)	945	(146)	—	422

	1,516	569	2,222	—	4,307

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	2,215	284	5,512	(461)	7,550
Minority interest	—	—	(668)	—	(668)
Equity in earnings/ (losses) of nonconsolidated subsidiaries	5,350	—	—	(5,128)	222

Net earnings	$7,565	$284	$4,844	$(5,589)	$7,104

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Thirty-nine Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Product sales	$429,270	$90,723	$203,652	$(43,331)	680,314
Services sales	38,612	26,421	10,912	(11,459)	64,486

Net sales	467,882	117,144	214,564	(54,790)	744,800
Product cost of sales	334,836	72,585	153,030	(42,923)	517,528
Services cost of sales	29,888	22,632	7,751	(11,459)	48,812

Total cost of sales	364,724	95,217	160,781	(54,382)	566,340

Gross profit	103,158	21,927	53,783	(408)	178,460
Selling, general and administrative expenses	75,520	18,118	38,232	—	131,870

Operating income	27,638	3,809	15,551	(408)	46,590

Other income (deductions):
Interest expense	(10,360)	(14)	(824)	94	(11,104)
Interest income	132	2	1,342	(94)	1,382
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(14)	(1,959)	1,690	—	(283)

	(20,102)	(1,971)	2,208	—	(19,865)

Earnings before income taxes, minority interest and equity in earnings/ (losses) of nonconsolidated subsidiaries	7,536	1,838	17,759	(408)	26,725

Income tax expense:
Current	9,862	(519)	6,468	—	15,811
Deferred	(6,909)	1,487	(626)	—	(6,048)

	2,953	968	5,842	—	9,763

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	4,583	870	11,917	(408)	16,962
Minority interest	—	—	(1,841)	—	(1,841)
Equity in earnings/ (losses) of nonconsolidated subsidiaries	11,242	—	—	(10,946)	296

Net earnings	$15,825	$870	$10,076	$(11,354)	$15,417

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Thirteen Weeks Ended September 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Product sales	$105,090	$16,309	$62,894	$(4,953)	$179,340
Services sales	11,779	11,653	2,888	(3,162)	23,158

Net sales	116,869	27,962	65,782	(8,115)	202,498
Product cost of sales	80,665	13,409	47,679	(5,149)	136,604
Services cost of sales	9,301	9,683	2,266	(3,162)	18,088

Total cost of sales	89,966	23,092	49,945	(8,311)	154,692

Gross profit	26,903	4,870	15,837	196	47,806
Selling, general and administrative expenses	23,012	4,280	10,657	—	37,949

Operating income	3,891	590	5,180	196	9,857

Other income (deductions):
Interest expense	(2,269)	(6)	(439)	22	(2,692)
Interest income	29	—	227	(22)	234
Miscellaneous	36	—	15	—	51

	(2,204)	(6)	(197)	—	(2,407)

Earnings before income taxes, minority interest and equity in earnings/ (losses) of nonconsolidated subsidiaries	1,687	584	4,983	196	7,450

Income tax expense:
Current	944	100	1,844	—	2,888
Deferred	(93)	116	(182)	—	(159)

	851	216	1,662	—	2,729

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	836	368	3,321	196	4,721
Minority interest	—	—	(637)	—	(637)
Equity in losses of nonconsolidated subsidiaries	3,061	—	—	(3,052)	9

Net earnings	$3,897	$368	$2,684	$(2,856)	$4,093

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Thirty-nine Weeks Ended September 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Product sales	$348,716	$41,555	$174,038	$(25,017)	$539,292
Services sales	35,464	34,591	9,834	(8,723)	71,166

Net sales	384,180	76,146	183,872	(33,740)	610,458
Product cost of sales	261,772	36,197	130,460	(25,121)	403,308
Services cost of sales	27,998	28,488	7,240	(8,723)	55,003

Total cost of sales	289,770	64,685	137,700	(33,844)	458,311

Gross profit	94,410	11,461	46,172	104	152,147
Selling, general and administrative expenses	68,322	13,935	31,251	—	113,508

Operating income	26,088	(2,474)	14,921	104	38,639

Other income (deductions):
Interest expense	(6,915)	(23)	(1,295)	225	(8,008)
Interest income	244	—	766	(225)	785
Miscellaneous	103	13	(220)	—	(104)

	(6,568)	(10)	(749)	—	(7,327)

Earnings before income taxes, minority interest and equity in earnings/ (losses) of nonconsolidated subsidiaries	19,520	(2,484)	14,172	104	31,312

Income tax expense:
Current	6,335	(1,603)	4,998	—	9,730
Deferred	1,626	563	(428)	—	1,761

	7,961	(1,040)	4,570	—	11,491

Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	11,559	(1,444)	9,602	104	19,821
Minority interest	—	—	(1,625)	—	(1,625)
Equity in losses of nonconsolidated subsidiaries	6,090	—	—	(6,533)	(443)

Net earnings	$17,649	$(1,444)	$7,977	$(6,429)	$17,753

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$6,120	$1,035	$23,402	$—	$30,557
Receivables, net	79,218	28,402	81,738	(21)	189,337
Inventories	103,379	41,568	52,856	—	197,803
Prepaid expenses	2,652	693	6,211	—	9,556
Refundable and deferred income taxes	7,429	1,089	324	—	8,842

Total current assets	198,798	72,787	164,531	(21)	436,095
Property, plant and equipment, at cost	319,044	72,759	97,437	—	489,240
Less accumulated depreciation and amortization	197,474	23,079	59,615	—	280,168

Net property, plant and equipment	121,570	49,680	37,822	—	209,072

Goodwill	20,370	54,417	11,511	—	86,298
Other intangible assets	—	60,588	2,805	—	63,393
Investment in subsidiaries and intercompany accounts	328,743	32,857	(2,973)	(358,627)	—
Other assets	32,832	—	561	(1,900)	31,493

Total assets	$702,313	$270,329	$214,257	$(360,548)	$826,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,069	$33	$149	$—	$1,251
Notes payable to banks	6,400	—	10,678	—	17,078
Accounts payable	35,956	9,807	38,554	—	84,317
Accrued expenses	44,469	6,162	20,442	(21)	71,052
Dividends payable	1,913	—	—	—	1,913

Total current liabilities	89,807	16,002	69,823	(21)	175,611
Deferred income taxes	13,449	2,245	2,449	—	18,143
Long-term debt, excluding current installments	320,320	100	6,385	(1,900)	324,905
Minority interest in consolidated subsidiaries	—	—	9,005	—	9,005
Other noncurrent liabilities	20,511	—	1,506	—	22,017
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	21,435	(35,684)	27,900
Additional paid-in capital	—	159,081	59,622	(218,703)	—
Retained earnings	295,823	78,652	46,125	(104,240)	316,360
Accumulated other comprehensive loss	—	—	(2,093)	—	(2,093)
Treasury stock	(64,431)	—	—	—	(64,431)
Unearned restricted stock	(1,066)	—	—	—	(1,066)

Total shareholders’ equity	258,226	251,982	125,089	(358,627)	276,670

Total liabilities and shareholders’ equity	$702,313	$270,329	$214,257	$(360,548)	$826,351

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1,982	$612	$30,751	$—	$33,345
Receivables, net	60,935	17,660	73,269	(99)	151,765
Inventories	62,290	15,659	39,100	(574)	116,475
Prepaid expenses	2,978	451	5,193	—	8,622
Refundable and deferred income taxes	9,784	933	186	—	10,903

Total current assets	137,969	35,315	148,499	(673)	321,110
Property, plant and equipment, at cost	313,542	38,926	96,210	—	448,678
Less accumulated depreciation and amortization	183,524	18,748	56,303	—	258,575

Net property, plant and equipment	130,018	20,178	39,907	—	190,103

Goodwill	20,370	30,747	4,905	—	56,022
Other intangible assets	—	14,358	—	—	14,358
Investment in subsidiaries and intercompany accounts	190,685	50,271	4,073	(245,029)	—
Other assets	26,430	—	174	(3,400)	23,204
Deferred Income Taxes	—	2,757	—	(2,757)	—

Total assets	$505,472	$153,626	$197,558	$(251,859)	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,843	$61	$105	$—	$15,009
Notes payable to banks	—	—	15,500	—	15,500
Accounts payable	15,340	7,893	40,023	—	63,256
Accrued expenses	34,240	4,587	17,128	(99)	55,856
Dividends payable	1,921	—	—	—	1,921

Total current liabilities	66,344	12,541	72,756	(99)	151,542
Deferred income taxes	22,641	—	2,864	(2,757)	22,748
Long-term debt, excluding current installments	128,191	120	9,742	(3,400)	134,653
Minority interest in consolidated subsidiaries	—	—	8,244	—	8,244
Other noncurrent liabilities	20,081	—	2,035	—	22,116
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	21,429	(35,677)	27,900
Additional paid-in capital	—	68,978	46,340	(115,318)	—
Retained earnings	307,494	57,739	36,295	(94,608)	306,920
Accumulated other comprehensive loss	—	—	(2,147)	—	(2,147)
Treasury stock	(65,975)	—	—	—	(65,975)
Unearned restricted stock	(1,204)	—	—	—	(1,204)

Total shareholders’ equity	268,215	140,965	101,917	(245,603)	265,494

Total liabilities and shareholders’ equity	$505,472	$153,626	$197,558	$(251,859)	$604,797

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Cash flows from operations:
Net earnings	$15,825	$870	$10,076	$(11,354)	$15,417
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,224	6,170	5,222	—	28,616
(Gain)/loss on sale of property, plant and equipment	438	3	(70)	—	371
Equity in (earnings)/losses of nonconsolidated subsidiaries	(296)	—	—	—	(296)
Minority interest	—	—	1,841	—	1,841
Deferred income taxes	(6,908)	1,487	(627)	—	(6,048)
Other adjustments	245	—	278	—	523
Changes in assets and liabilities:
Receivables	(17,622)	2,351	(3,460)	(78)	(18,809)
Inventories	(41,122)	(10,692)	(10,621)	—	(62,435)
Prepaid expenses	327	481	(841)	—	(33)
Accounts payable	15,351	(784)	(1,920)	—	12,647
Accrued expenses	10,230	(1,199)	2,702	78	11,811
Other noncurrent liabilities	1,119	—	(1,218)	—	(99)
Income taxes payable	711	326	(1,113)	—	(76)

Net cash flows from operations	(4,478)	(987)	249	(11,354)	(16,570)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,085)	(1,445)	(2,813)	—	(12,343)
Acquisitions, net of cash acquired	(125,438)	—	—	—	(125,438)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Proceeds from sale of property, plant and equipment	64	—	1,372	—	1,436
Proceeds from minority interests	—	—	(1,357)	—	(1,357)
Other, net	(30,024)	14,410	4,237	9,854	(1,523)

Net cash flows from investing activities	(165,933)	12,965	1,439	9,854	(141,675)

Cash flows from financing activities:
Net repayments under short-term agreements	6,400	(11,388)	(4,690)	—	(9,678)
Proceeds from long-term borrowings	263,100	—	71	—	263,171
Principal payments on long-term obligations	(84,745)	(167)	(4,564)	1,500	(87,976)
Dividends paid	(5,741)	—	—	—	(5,741)
Proceeds from exercises under stock plans	1,681	—	—	—	1,681
Debt issuance costs	(5,520)	—	—	—	(5,520)
Purchase of common treasury shares:
Stock plan exercises	(626)	—	—	—	(626)

Net cash flows from financing activities	174,549	(11,555)	(9,183)	1,500	155,311

Effect of exchange rate changes on cash and cash equivalents	—	—	146	—	146

Net change in cash and cash equivalents	4,138	423	(7,349)	—	(2,788)
Cash and cash equivalents — beginning of year	1,982	612	30,751	—	33,345

Cash and cash equivalents — end of year	$6,120	$1,035	$23,402	$—	$30,557

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Thirty-nine Weeks Ended September 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Cash flows from operations:
Net earnings	$17,649	$(1,444)	$7,977	$(6,429)	$17,753
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	16,847	3,783	4,957	—	25,587
(Gain)/loss on sale of property, plant and equipment	138	(4)	401	—	535
Equity in (earnings) / losses of nonconsolidated subsidiaries	443	—	—	—	443
Minority interest	—	—	1,625	—	1,625
Deferred income taxes	1,626	563	(428)	—	1,761
Other adjustments	383	—	869	—	1,252
Changes in assets and liabilities:
Receivables	(11,894)	(3)	1,467	(275)	(10,705)
Inventories	12,903	2,770	(3,626)	(726)	11,321
Prepaid expenses	(713)	162	(4,628)	—	(5,179)
Accounts payable	1,675	(3,231)	(7)	—	(1,563)
Accrued expenses	(16,487)	(1,943)	2,041	275	(16,114)
Other noncurrent liabilities	232	—	(1,134)	—	(902)
Income taxes payable	5,763	(3,443)	3,859	—	6,179

Net cash flows from operations	28,565	(2,790)	13,373	(7,155)	31,993

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,280)	(792)	(3,613)	—	(13,685)
Investment in nonconsolidated subsidiary	(735)	—	—	—	(735)
Proceeds from sale of property, plant and equipment	60	26	4	—	90
Proceeds from minority interests	—	—	(559)	—	(559)
Other, net	(6,150)	3,505	(4,543)	6,055	(1,133)

Net cash flows from investing activities	(16,105)	2,739	(8,711)	6,055	(16,022)

Cash flows from financing activities:
Net borrowings under short-term agreements	10,000	—	9,771	—	19,771
Proceeds from long-term borrowings	134	—	666	—	800
Principal payments on long-term obligations	(21,483)	(114)	(1,529)	1,100	(22,026)
Dividends paid	(5,374)	—	—	—	(5,374)
Proceeds from exercises under stock plans	769	—	—	—	769
Purchase of common treasury shares:
Stock repurchase program	(3,351)	—	—	—	(3,351)
Stock plan exercises	(369)	—	—	—	(369)

Net cash flows from financing activities	(19,674)	(114)	8,908	1,100	(9,780)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,029	—	1,029

Net change in cash and cash equivalents	(7,214)	(165)	14,599	—	7,220
Cash and cash equivalents — beginning of year	8,166	691	10,657	—	19,514

Cash and cash equivalents — end of year	$952	$526	$25,256	$—	$26,734

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We report our businesses as five reportable segments. See Note 8 to the Condensed Consolidated Financial Statements. In the first quarter of fiscal 2004, we changed our methodology for reporting net corporate expense in the segment reporting. Starting in 2004, we are reporting net corporate expense separately rather than allocating net corporate expense to the operating segments, as we believe this provides for better reporting of the operational of our segments. Figures for 2003 have been reclassified to conform to the 2004 presentation. We plan to change our segment reporting structure in the fourth quarter of 2004. The future reportable segments are expected to be as follows: Irrigation, Tubing, Coatings, Engineered Support Structures and Utility (including the prior Utility product line and the current Concrete Support Structures segment).

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial position. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes.

Results of Operations

      Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,	% Incr.	Sept. 25,	Sept. 27,	% Incr.
	2004	2003	(Decr)	2004	2003	(Decr)

Consolidated
Net sales	$262,890	$202,498	29.8%	$744,800	$610,458	22.0%
Gross profit	61,100	47,806	27.8%	178,460	152,147	17.3%
as a percent of sales	23.2%	23.6%		24.0%	24.9%
SG&A expense	45,268	37,949	19.3%	131,870	113,508	16.2%
as a percent of sales	17.2%	18.7%		17.7%	18.6%
Operating income	15,832	9,857	60.6%	46,590	38,639	20.6%
as a percent of sales	6.0%	4.9%		6.3%	6.3%
Net interest expense	3,952	2,458	60.7%	9,722	7,223	34.6%
Effective tax rate	36.3%	36.6%		36.5%	36.7%
Net earnings	7,104	4,093	73.6%	15,417	17,753	-13.2%
Earnings per share	0.29	0.17	70.6%	0.63	0.73	-13.7%

	Thirteen Weeks Ended			Thirty-nine Weeks Ended

	Sept. 25,	Sept. 27,	% Incr.	Sept. 25,	Sept. 27,	% Incr.
	2004	2003	(Decr)	2004	2003	(Decr)

Engineered Structures segment
Net sales	134,827	106,746	26.9%	354,341	292,035	21.6%
Gross profit	29,967	25,590	17.1%	81,974	74,418	10.2%
SG&A expense	22,183	20,324	9.1%	66,782	60,407	10.6%
Operating income	7,784	5,266	47.8%	15,192	14,011	8.4%
Concrete Structures segment
Net sales	24,455	—	NM	41,030	—	NM
Gross profit	5,977	—	NM	10,006	—	NM
SG&A expense	2,765	—	NM	5,039	—	NM
Operating income	3,212	—	NM	4,967	—	NM
Coatings segment
Net sales	18,589	22,479	-17.3%	57,251	67,636	-15.4%
Gross profit	3,891	4,310	-9.7%	11,960	12,900	-7.3%
SG&A expense	2,420	2,444	-1.0%	7,422	7,466	-0.6%
Operating income	1,471	1,866	-21.1%	4,538	5,434	-16.5%
Irrigation segment
Net sales	62,581	59,016	6.0%	230,099	205,788	11.8%
Gross profit	14,194	14,128	0.5%	57,442	52,934	8.5%
SG&A expense	9,661	9,334	3.5%	29,056	27,360	6.2%
Operating income	4,533	4,794	-5.4%	28,386	25,574	11.0%
Tubing segment
Net sales	19,064	10,895	75.0%	51,817	33,821	53.2%
Gross profit	6,127	2,769	121.3%	15,219	8,794	73.1%
SG&A expense	1,975	1,181	67.2%	5,561	3,738	48.8%
Operating income	4,152	1,588	161.5%	9,658	5,056	91.0%
Other
Net sales	3,374	3,362	0.3%	10,262	11,178	-8.2%
Gross profit	942	1,007	-6.5%	3,216	3,710	-13.3%
SG&A expense	2,189	1,913	14.4%	5,548	5,490	1.0%
Operating loss	(1,247)	(906)	-37.5%	(2,332)	(1,780)	-30.9%
Net Corporate expense
Gross profit	2	2	NM	(1,357)	(609)	NM
SG&A expense	4,075	2,753	48.1%	12,462	9,047	37.7%
Operating loss	(4,073)	(2,751)	-48.1%	(13,819)	(9,656)	-43.1%

     Overview

      In 2004, we completed three acquisitions. On April 16, 2004, we completed the purchase of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the utility industry. The purchase price was approximately $110.2 million in cash (including transaction costs), plus the assumption of approximately $11.5 million in interest-bearing debt. On May 24, 2004, we completed the purchase of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications. The purchase price for the Whatley shares was approximately $9.3 million in cash (including transaction costs), plus the assumption of approximately $0.7 million in interest-bearing debt. On August 2, 2004 we completed the purchase of all the net assets of Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. The purchase price for the net assets of this business was approximately $6.3 million, plus the assumption of approximately $0.4 million in interest-bearing debt. The results of these operations are included in our consolidated results starting on the closing dates of the acquisitions. The funds used for acquisitions were borrowed through our existing credit facilities. See also “Liquidity and Capital Resources”.

      Net sales increased on a quarterly and year-to-date basis in 2004 as compared with 2003, for all segments except the Coatings segment. The increase in sales came from a combination of acquisitions completed in 2004, sales price increases to offset rising steel costs and overall increased sales in the Irrigation, Engineered Support Structures (ESS) and Tubing segments. The acquisitions of Newmark, Whatley and Sigma collectively contributed $30.5 and $48.0 million to consolidated net sales in the thirteen and thirty-nine weeks, respectively, ended September 25, 2004. Sales increases in the Irrigation, Tubing and ESS segments in 2004 were also the result of generally higher selling prices. In response to rapidly rising steel costs this year, we increased our selling prices where possible to offset the impact of higher steel costs. We estimate that the net negative impact of rising steel prices on gross profit was approximately $3.0 million and $7.0 million for the thirteen and thirty-nine weeks ended September 25, 2004, respectively. Steel prices continued to increase in the third quarter of 2004, but at a lower rate than the first six months of this year. The increase in selling, general and administrative (SG&A) spending on a quarterly and year-to-date basis in 2004 principally related to the addition of the operations of Newmark, Whatley and Sigma this year ($3.7 million and $6.2 million, respectively), increased employee incentives in 2004 ($2.1 million and $5.7 million, respectively), and higher sales commissions associated with the increase in sales ($1.0 million and $1.5 million, respectively).

      Interest expense increased in the third quarter of 2004 as compared with 2003, mainly due to increased borrowing levels this year associated with the Newmark, Whatley and Sigma acquisitions. The $9.9 million in 2004 year-to-date “Debt prepayment expenses” relates to a charge we incurred in the second quarter as part of the refinancing of our long-term debt. The refinancing included prepaying our promissory notes, issuing $150 million in senior subordinated notes, and entering into a new $225 million bank financing arrangement, consisting of a $75 million term loan and a $150 million revolving credit agreement. The charge to earnings mainly was related to the prepayment of our promissory notes. Our share of the earnings in our nonconsolidated subsidiaries improved from last year, due to improvement in the operations of our Mexican joint venture, which manufactures utility and wireless communication structures, and in the operations of our irrigation distributor in Argentina.

     Engineered Support Structures (ESS) segment

      In the ESS segment, sales improved in North America and Europe, both on a quarterly and year-to-date basis. While sales in China were down in the third quarter, year-to-date sales for 2004 increased as compared with 2003. The sales increases were due to pricing increases passed on to the marketplace as well as improvements in industry conditions that led to increased sales volumes.

      In the North American lighting and traffic product line, road and highway spending programs have continued, despite delays in the passage of new federal highway legislation. However, the current bill funding has been extended until mid-2005, which should provide some stability for lighting and traffic pole sales in the short term. Sales to commercial lighting customers improved over the last several months, the result of generally improving economic conditions in the U.S. and a low interest rate environment. Lighting sales were also positively impacted by the Whatley acquisition, which was completed in the second quarter of 2004. In Europe, lighting sales were higher than 2003, both on a quarterly and year-to-date basis, due mainly to improving economic conditions and a strike last year at our main galvanizing supplier in France, which hampered third quarter 2003 sales.

      The improvement in utility product sales resulted from better market conditions in North America this year as compared with 2003. Industry conditions continued to improve, as utility companies and independent power producers have increased spending for transmission, distribution and substation structures. In 2003, our order rates fell early in the year, as industry pricing became extremely competitive due to relatively weak industry conditions and the number of competitors increased. We did not follow pricing down immediately, but we ultimately decreased prices to gain orders. In 2004, competitive conditions have improved, resulting in higher sales than at this time in 2003. In China, utility structure sales were down slightly from 2003, but up from 2003 on a year-to-date basis. Spending on electrical transmission structures has been curtailed recently, as China has taken fiscal actions to control the growth of its economy. Over the long-term, we believe that, as China increases its electrical generation and transmission capabilities, the demand for utility structures will grow.

      Sales in Specialty Structures products improved due to improvement in the North American wireless communication marketplace and continued growth in the sales of sign structures. General industry conditions continue to be stronger than in 2003. Quotations, orders and sales all are improved over 2003, as wireless carriers have improved their financial performance and are increasing spending for structures and components to improve their networks and overall service levels. Sales of wireless communication poles in China decreased in the third quarter of 2004 as compared to 2003, but year-to-date sales are higher in 2004 as compared with 2003. We believe the decrease in third quarter sales relates to the very strong growth experienced in the first half of 2004 in that wireless carriers reduced spending in the near term to focus on bringing their new capacity on line to generate revenue. China’s continued actions to build out their wireless networks to accommodate growing demand for wireless communication services is driving demand for wireless communication poles.

      The increases in profitability in the ESS segment for the thirteen and thirty-nine weeks ended September 25, 2004 as compared with the same periods in 2003 were driven by increased sales volumes and improved pricing in the North American utility industry, offset to some extent by the impact of steel price increases that could not be passed on in the form of sales price increases and lower earnings in China. The increase in SG&A expenses for the third quarter as compared with 2003 related primarily to sales commissions on the sales increase. On a year-to-date basis, the increase in SG&A expenses related mainly to increased sales commissions ($1.7 million), currency translation effects ($1.6 million) and costs related to SG&A headcount reductions and management reorganizing activities in Europe ($1.4 million).

     Concrete Support Structures segment

      This segment includes the operations of Newmark since the closing of the acquisition on April 16, 2004. Similar to the Utility product line in the ESS segment, utility companies are increasing their spending for electrical utility structures in Newmark’s sales areas, which is mainly in the southern U.S. The operating income for the third quarter and year-to-date 2004 includes $0.9 million and $1.7 million, respectively, in charges related to depreciation and amortization expenses resulting from the allocation of the purchase price of the acquisition to assets acquired.

     Coatings segment

      Third quarter and year-to-date sales in 2004 decreased as compared with the same periods in 2003, which was a result in lower anodizing sales to a large customer, offset by stronger sales in our galvanizing locations. The increase in galvanizing sales resulted from generally stronger economic conditions this year as compared with 2003 in our sales areas and improved demand from the ESS and Irrigation segments. The third quarter and year-to-date decreases in operating income in 2004 as compared with 2003 are related to increased workers compensation costs in our California operations (approximately $0.6 million in the third quarter) and the effects of overall lower sales volumes.

     Irrigation segment

      Sales volumes were up from 2003 levels on both a quarterly and year-to-date basis. In the third quarter, the sales increase resulted mainly from increased sales in international markets. Year-to-date sales increases were realized in both domestic and international markets. In North America, third quarter sales were essentially flat compared with 2003, as sales price increases associated with rising steel costs were offset by lower unit sales. Market conditions in the third quarter of 2004 were impacted by generally lower farm commodity prices, higher fuel costs for farmers and a late start in the fall harvest in some of our key sales areas. We also believe that some buying decisions were taken earlier in the year to avoid future price increases related to rapidly rising steel prices. On a year-to-date basis, the sales increase was the result of increased selling prices and improved unit volume realized earlier in the year. International sales were up slightly from 2003 levels on a quarterly and year-to-date basis, after taking into account currency translation effects. Sales in Brazil were down slightly from last year’s record sales, but this decrease was offset by sales improvements in other regions. Our worldwide network of factory and distribution locations enables us to compete effectively in all major markets and maintain solid profitability despite changing market and economic conditions in any given sales region.

      Operating income for the thirteen weeks ended September 25, 2004 was slightly down as compared with the same period in 2003. The profitability decrease related mainly related to decreased unit sales in North America. On a year-to-date basis, the increase in operating income was the result of higher sales volumes, offset to a degree by increased steel costs that were not passed on the marketplace.

     Tubing segment

      The increase in Tubing sales for the third quarter and the year-date 2004 as compared with last year was due to increased sales and production volume of approximately 15%, including increased internal production volume for the Irrigation and ESS segments, as well as sales price increases associated with increased steel costs. Increases in the amount of tubing sold in 2004 are related to improving industrial production levels in the U.S., favorable market conditions in the agricultural economy and purchases by customers attempting to avoid future price increases. In addition, we believe that we have gained some sales due to our stable source of steel. The increase in 2004 operating income as compared with 2003 was due to increased sales volume and improved factory operations associated with higher production levels and factory expense control. SG&A spending in 2004 increased on a quarterly and year-to-date basis as compared with 2003, mainly due to increased employee incentives associated with increased profitability ($0.6 million and $1.3 million, respectively) and higher sales commissions related to increased sales ($0.2 million and $0.5 million, respectively).

     Other

      This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the decrease in profitability this year was weak demand for machine tools in Europe. Wind energy development efforts are continuing; expenses were similar this year as compared with 2003 on quarterly and year-to-date basis.

     Net corporate expense

      Increased net corporate expenses in 2004 as compared with 2003 were mainly related to increased employee incentives due to improved operating earnings this year.

Liquidity and Capital Resources

     Cash Flows

      Working Capital and Operating Cash Flows — Net working capital was $260.5 million at September 25, 2004, as compared with $169.6 million at December 27, 2003. The ratio of current assets to current liabilities was 2.45:1 at September 25, 2004, as compared with 2.12:1 at December 27, 2003. The increase in net working capital included approximately $25.1 million of working capital that was acquired in the Newmark, Whatley and Sigma acquisitions. Operating cash flow was a net outflow of $16.6 million for the thirty-nine week period ended September 25, 2004, as compared with a net inflow of $32.0 million for the same period in 2003. The main reasons for the lower 2004 operating cash flows were lower net income (including a $6.1 million after-tax charge to earnings related to premiums we paid upon prepayment of our promissory notes) and increased receivables and inventories. The increase in receivables related directly to the increase in sales we realized in the second quarter of 2004. Overall, our receivables as a percentage of net sales was similar to past experience. The increase in inventory was associated with overall increased sales levels and the steel industry operating environment in 2004. Backlogs were higher than at the end of 2003, with the increases being in the in the ESS and Tubing segments. Accordingly, we increased our inventories to satisfy this increased sales demand. We believe conditions in the steel industry are stabilizing and availability seems to be improving. As these conditions continue to improve, we are planning to reduce our inventories systematically over the next several months to more historical levels.

      Investing Cash Flows — Capital spending the thirty-nine weeks ended September 25, 2004 was $12.3 million, as compared with $13.7 million for the same period in 2003. In addition, we invested $2.5 million in our Mexican nonconsolidated joint venture in 2004 to provide additional capital to support that business going forward. In 2004, we completed the acquisitions of Newmark, Whatley and Sigma for an aggregate purchase price of $125.4 million in cash, plus assumed interest-bearing debt of $12.6 million.

      Financing Cash Flows — Our total interest-bearing debt increased from $165.2 as of December 27, 2003 to $343.2 as of September 25, 2004. The increase in borrowings was related to funding the Newmark, Whatley and Sigma acquisitions, which was an aggregate of $138.1 million (including debt assumed as part of the acquisitions) and the increase in working capital, especially inventories.

     Sources of Financing and Capital

      We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At September 25, 2004, our long-term debt to invested capital ratio was 48.7%.

      Our debt financing at September 25, 2004 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $26.2 million, $10.2 million which was unused at September 25, 2004. As a result of the Newmark acquisition and to take advantage of a favorable interest rate environment, we refinanced our major long-term credit facilities on May 4, 2004. The refinancing includes $150 million in subordinated senior notes and a new $225 million bank financing arrangement consisting of a $150 million revolving credit facility and a $75.0 million term loan. The proceeds were used to repay the old revolving credit facility, the bridge loan obligation incurred to fund part of the Newmark acquisition and to prepay $79.0 million of promissory notes. The prepaid promissory notes contained yield maintenance provisions that required us to pay as a prepayment premium approximately $9.6 million in addition to the $79.0 million in debt, plus approximately $0.7 million in accrued interest.

      The $150 million senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes after five years at specified prepayment premiums and these notes are guaranteed by certain of our U.S. subsidiaries. The new $150 million revolving credit agreement carries an interest rate spread over the LIBOR of 75 to 175 basis points, depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At September 25, 2004, we had $74.1 million outstanding under the revolving credit agreement at an interest rate of 3.15% annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At September 25, 2004, we have the ability to borrow an additional $59.6 million under this facility.

      The $75 million term loan accrues interest based on the LIBOR plus a spread of 75 to 175 basis points, depending on our debt to EBITDA ratio, and requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at September 25, 2004 was 3.4375% per annum.

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

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

      There have been no material changes to our financial obligations and financial commitments as described in our Form 10-Q for the quarter ended June 26, 2004.

Off Balance Sheet Arrangements

      There have been no changes in our off balance sheet arrangements as described on pages 28-29 in our Form 10-K for the fiscal year ended December 27, 2003.

Outlook for Remainder of 2004

      We believe that the fourth quarter of 2004 will result in improved sales and profitability as compared with 2003, although not to the degree of the third quarter improvement. Steel prices appear to be stabilizing, demand for utility and tubing products is currently strong and the lighting markets appear stable. These positive trends should outweigh the impact of any decline in the irrigation and coatings segments due to falling farm commodity prices, rising fuel and other input costs and weaker anodizing volumes.

Critical Accounting Policies

      There have been no changes in the Company’s critical accounting policies during the quarter ended September 25, 2004. The PiRod trade name was tested for impairment separately from goodwill in the third quarter of 2004 in accordance with the Company’s critical accounting policies. The value of the trade name was determined using the relief from royalty method, whereby 2% of projected sales using the trade name are tax-effected and discounted to present value at a rate of 10% per annum. Based on this evaluation, the Company determined that the PiRod trade name was not impaired as of September 25, 2004.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      There are no material changes in the company’s market risk during the third quarter ended September 25, 2004. For additional information, refer to the section “Risk Management” in our Form 10-K for the fiscal year ended December 27, 2003.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs

June 27, 2004 to July 24, 2004	—	—	—	—
July 25, 2004 to August 28, 2004	—	—	—	—
August 29, 2004 to September 25, 2004	2,349	20.50	0	0

Total	2,349	20.50	0	0

      During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either the cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.     Other Information

      The unaudited pro forma combined condensed financial statements, which give effect to the acquisition of Newmark by the Company for the thirty-nine weeks ended September 25, 2004 are attached hereto as Exhibit 99.1.

Item 6.     Exhibits

      (a) Exhibits

Exhibit No.	Description

10.1	Form of Stock Option Agreement
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
99.1	Pro Forma Financial Information

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TERRY J. MCCLAIN

Terry J. McClain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 1st day of November, 2004.