Form 10-K
period 2004-12-25
VALMONT INDUSTRIES INC
filed 2005-03-08
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

(402) 963-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒ No  ☐

At March 1, 2005 there were 24,210,957 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the price the common shares were last sold on June 25, 2004 was $327,829,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 25, 2005 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 25, 2004, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 25, 2004

PART I

Available Information

We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We submitted the annual Chief Executive Officer certification to the NYSE for 2004 as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

ITEM 1.  BUSINESS.

(a)           General Description of Business

General

We are a diversified global producer of fabricated metal products and are a leading producer of metal and concrete pole and tower structures in our Engineered Support Structures and Utilities Support Structures businesses, and mechanized irrigation systems in our Irrigation business. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business and manufacture specialty pipe and tubing products in our Tubing business. Our pole and tower structures are used to support outdoor lighting and traffic control fixtures, electrical transmission lines and related power distribution equipment, wireless communications equipment and highway signs. Our mechanized irrigation equipment is used to water crops and deliver chemical fertilizers and pesticides. Our tubing is used in a wide range of specialized agricultural, automotive and industrial applications, including grain augers and chutes, engine exhausts and pneumatic tubing. Customers and end-users of our products include state and federal governments, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. We were founded in 1946, went public in 1968 and our shares have been traded on The New York Stock Exchange (ticker: VMI) since August 2002, having previously traded on the NASDAQ National Market.

Business Strategy

Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

Increasing the Market Penetration of our Existing Products.  Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, technological innovation and consistently high quality.  For example, we recently won a significant contract from a sports lighting company that was historically a customer of one of our competitors.  We believe this customer chose to purchase products from us, rather than our competitor, because we have infrastructure to support it on a worldwide basis and offer superior product quality, service and reliability.

Bringing our Existing Products to New Markets.  Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products.

Developing New Products for Markets that We Currently Serve.  Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users.  For example, we recently introduced a line of support structures for highway signs and message boards.  The customers for this product line include many of the state governments, construction contractors and independent distributors that currently purchase our lighting support structures.  We believe we will be able to grow sales of our support structures for highway signs rapidly because we understand these customers’ requirements well and benefit from existing relationships with them.  In addition, our recent acquisition of Newmark enables us to offer concrete utility structures in addition to our current product offering to the utility industry.

Developing New Products for New Markets to Further Diversify our Business.  Our strategy is to increase our sales and diversify our business by developing new products for new markets.  For example, we are in the process of developing a structure for the wind energy industry that we believe will be more cost effective and easier to install than traditional structures.  We believe this business venture leverages our engineering and manufacturing capabilities and will open new markets for our products.

Acquisitions

We have grown internally and by acquisition and have also divested certain businesses. Our business expansions during the past five years include:

2000	•	Acquisitions of four coatings facilities in Minneapolis, Minnesota; Chicago, Illinois; Los Angeles, California; and Sioux City, Iowa
	•	Acquisition of an aluminum pole manufacturing plant in Farmington, Minnesota
	•	Acquisition of a Tubing business in Waverly, Nebraska
	•	Formation of a 49% owned Engineered Support Structures manufacturing facility in Monterrey, Mexico
	•	Acquisitions of minority interests in irrigation dealers and distributors in Kansas and Argentina
	•	Investment in an Engineered Support Structures manufacturing facility in Jasper, Tennessee
	•	Investment in aluminum extrusion equipment for making aluminum poles in Elkhart, Indiana

2001	•	Acquisition of PiRod Holdings, Inc. and subsidiary (PiRod), a manufacturer of towers, components and poles located in Plymouth, Indiana

2004	•	Acquisition of Newmark International, Inc., a manufacturer of concrete and steel pole structures, headquartered in Birmingham, Alabama

	•	Acquisition of a fiberglass pole manufacturer in Commerce City, Colorado

	•	Acquisition of an overhead sign structure manufacturer in Selbyville, Delaware

	•	Purchase of equipment for the manufacture of poles in El Dorado, Kansas

Divestitures during the past five years include the 2000 divestitures of a rolled cylinder business in Tulsa, Oklahoma and a composite pole plant in Gunnison, Utah.

(b)           Operating Segments

We report our businesses as five reportable segments as follows:

Engineered Support Structures:  This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries, certain international utility industries and for other specialty applications

Utility Support Structures:  This segment consists of the manufacture of engineered metal and concrete structures for the North American utility industry

Coatings:  This segment consists of galvanizing, anodizing and powder coating services

Irrigation:  This segment consists of the manufacture of agricultural irrigation equipment and related parts and services

Tubing:  This segment consists of the manufacture of tubular products for industrial customers

In the fourth quarter of 2004, we reorganized our management reporting structure. Our North American Utility business, formerly included in the Utility product line within the Engineered Support Structures segment, is now combined with the Concrete Support Structures segment and is collectively referred to as the Utility Support Structures segment.  In addition to these five reportable segments, we have other businesses that individually are not more than 10% of consolidated sales. Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 19 of our consolidated financial statements on pages 58-63.

(c)           Narrative Description of Business

Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our five reporting segments is set forth below.

Engineered Support Structures Segment:

The Engineered Support Structures segment manufactures and markets engineered metal structures in two broad product lines:

(1)           Lighting and Traffic

Products Produced—This product line includes steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we believe we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, signage) to determine the design of the pole.

Markets—The key markets for our lighting and traffic products are the transportation and commercial lighting markets. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal highway program. This program provides funding to improve the nation’s roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The most recent federal highway program has been extended through May 2005. While legislation must be enacted to continue Federal funding, we believe that such government funding will continue in some form. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

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

These competitive factors also apply to European markets. There are many competitors in the European market, as most countries have several manufacturers of lighting and traffic poles, many of which compete primarily on the basis of price. In the Chinese market, there are a large number of local competitors, many of which are small companies who use pricing as their main strategy, especially for standard lighting poles. In China, we are most competitive in markets where product and service quality are highly valued or in products that require more engineering content than what local competitors provide.

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

(2)           Specialty

Products Produced—In our Specialty product line, we manufacture and sell a broad range of structures (poles and towers) and components serving the wireless communication and highway sign markets. Specialty products also include special use structures for a variety of applications.

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

•              Solid rod and tubular freestanding towers

•              Guyed towers

•              Tapered and non-tapered poles

•              Disguised products to minimize the visual impact on an area

Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on structures we sell.

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

Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. According to the Cellular Telecommunications and Internet Association (CTIA), cell phone subscribers in the U.S grew from 6.4 million in 1991 to nearly 170 million in 2004, an annual compounded growth rate of nearly 30%. In the last five years, the annual compounded rate of subscriber growth was approximately 17%. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. While demand for structures and components in recent years was substantially lower than in the late 1990’s and 2000, we believe long-term growth should be driven by:

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

There are two broad customer groups for our specialty products:

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

The market for sign structures generally is related to highway construction and the desire for improved roadway signage and intelligent messaging for motorists to improve traffic flow. Specifications vary by state and the individual state highway departments are key contacts for the sales of these structures.

Competition—There are a number of competitors in the wireless communication market in the U.S., although some have exited the business or sought protection under bankruptcy laws in recent years due to difficult market conditions. Since market conditions have been relatively weak and ample manufacturing capacity has been available, pricing has become extremely competitive in recent years and we believe it is the main strategy for most of our competitors. We compete on the basis of product quality, service quality and design capability, although we must also remain price competitive to gain orders. We also face a number of competitors when we compete for sign structure sales, most of which compete on a regional basis. Since we are relatively new in these markets, some of our competitors are more experienced in these markets than us.

Distribution Methods—Sales and distribution activities are normally handled through a direct sales force. In the sale of sign structures, we work through the same commissioned sales agent organization as our Lighting and Traffic product line as well as our direct sales force. These agents sell to construction contractors.

In addition to these two main product lines, we also produce electrical transmission and substation structures for markets outside the U.S., mainly China.

Utility Support Structures Segment:

Products Produced—The steel and concrete pole structures product lines are used for electrical transmission, substation and distribution applications. Our products help move electrical power from where it is produced to where it is used. We manufacture tapered steel and pre-stressed concrete poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low-voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). In addition, we produce hybrid structures, which are structures with a concrete base section and steel upper sections. Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

Markets—Our sales in this segment are mostly in the United States, where the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. All of these factors are expected to increase demand for electrical utility structures to transport electricity from source to user. Sales may take place on bid project basis or through strategic alliance relationships with certain customers.

Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product. There are many competitors. Companies compete on the basis of price, quality, service and engineering expertise. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in the bid process. When the wireless communication pole market is weak (as it was in 2002 and 2003), we may see these manufacturers also competing in this segment.

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

Irrigation Segment:

Products Produced—In our Irrigation segment, we manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valmont irrigation machine is electricity-powered and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. We also offer growers options to control multiple irrigation machines through centralized computer control or mobile remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

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

Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates and the status of government support programs. In many international markets, financing the purchase of mechanized irrigation machines can be more challenging than in the U.S. and affects market growth in those areas.

The demand for mechanized irrigation comes from the following sources:

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

Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers.  We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods where market demand is low. In international markets, our competitors are mainly local companies, most of which are privately owned. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 200 dealers in North America, with another 130 dealers serving international markets. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the Middle East as well as the home office in Valley, Nebraska.

Tubing Segment:

Products Produced—Our Tubing segment produces light-wall welded steel tubing for various customers and industries. We produce tubing in diameters from  3/4 to 16 inches and in wall thicknesses from 1/32 to 9/32 of an inch. Our operations are located in Valley and Waverly, Nebraska and virtually all sales are in North America.

Markets—Our Tubing business specializes in products that require some additional engineering or fabrication to meet our customers’ needs. Our markets and customers are varied. In addition to supplying tubing to our Irrigation segment operations in Valley, Nebraska, our tubing is used in such products as grain handling systems, pneumatic tube delivery systems used in the healthcare industry, fire protection systems for office buildings and warehouses, automotive products and exercise equipment.

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

General

Certain information generally applicable to each of our five reportable segments is set forth below.

Suppliers and Availability of Raw Materials.

Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience short-term disruptions and volatility, we do not believe that key raw materials would be unavailable for extended periods. In 2004, there were shortages in hot-rolled steel supplies, due primarily to shortages of steel-producing inputs, such as scrap steel, coke and iron ore. These shortages led to sharp price increases, extended lead times and availability issues for some manufacturers. We did not experience extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers.

Patents, Licenses, Franchises and Concessions.

We have a number of patents for our manufacturing machinery, poles and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent would have a material adverse effect on our financial condition, results of operations or liquidity.

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

Customers.

We are not dependent for a material part of any segment’s business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations or liquidity.

Backlog.

The backlog of orders for the principal products manufactured and marketed was approximately $223.0 million at the end of the 2004 fiscal year and $161.8 million at the end of the 2003 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2005. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 25, 2004	Dec. 27, 2003
Engineered Support Structures	$129.1	$89.7
Utility Support Structures	60.2	23.6
Irrigation	23.5	39.4
Tubing	7.8	7.0
Other	2.4	2.1
	$223.0	$161.8

Research Activities.

The information called for by this item is included in Note 14 of our consolidated financial statements on page 56 of this report.

Environmental Disclosure.

We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures should materially impact our financial condition, results of operations, or liquidity.

Number of Employees.

At December 25, 2004, we had 5,542 employees.

(d)                                  Financial Information About Geographic Areas

Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 19 of our consolidated financial statements on page 62 of this report.  While France accounted for 6.5% of our net sales, no other foreign country accounted for more than 5% of our net sales.

Risk Factors

The following risk factors describe various risks that may affect our business, financial condition and operations.

Increases in steel prices and reduced availability of steel will increase our operating costs and likely reduce our profitability.

Hot rolled steel coil and other carbon steel products have historically constituted approximately one-third of the cost of manufacturing our products. The market for steel that we use in our manufacturing processes is volatile. The following factors increase the cost and reduce the availability of steel for us:

•     increased demand for steel which occurs when other industries purchase greater quantities of steel at times when we require more steel for manufacturing, which can result in higher prices and lengthen the time it takes to receive material from suppliers;

•     increased freight costs, because our manufacturing sites are usually not located near the major steel manufacturers;

•     lower steel production levels due to reduced production capacity for steel or shortages of materials needed to produce steel (such as coke and scrap steel) which could result in reduced supplies of steel, resulting in higher costs for us and increased lead times to acquire material;

•     lower inventory levels at steel mills and steel service centers when major steel users, such as the automobile manufacturers, increase their steel orders, which can reduce available inventory for us to meet our requirements;

•     fluctuations in foreign exchange rates can impact the relative cost of steel, which may affect the cost effectiveness of imported steel and limit our options in acquiring steel; and

•     international trade disputes, import duties and quotas, since we import some steel for our domestic and foreign manufacturing facilities.

Increases in the selling prices of our products may not fully recover additional steel costs and generally lag increases in steel prices. Consequently, an increase in steel prices will increase our operating costs and likely reduce our profitability.  For example, rising steel prices in 2002 and late 2003 put pressure on gross profit margins, especially in our Engineered Support Structures segment. U.S. government trade and tariff actions reduced the availability and increased the cost of steel imported from outside the United States in 2002 and 2003.  While these tariffs were repealed in late 2003, the weakness of the U.S. dollar made procurement of steel from outside the United States less attractive.

The 2004 fiscal year was characterized by an unprecedented and rapid increase in steel prices, which resulted from the imposition of surcharges by steel suppliers and, in some cases (in a departure from normal industry practices), modification of their contracts and commitments. We believe this situation was caused by significant increases in steel production and consumption in China, leading to shortages in key steel-making materials (such as coke, iron ore and scrap steel), which impacted the production capability of other steel producers. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers imposed surcharges and increased prices in 2004 prevented us from fully recovering these price increases and reduced our operating margins, particularly in our lighting and traffic and utility businesses. In addition, our Coatings segment was negatively impacted, as some of our galvanizing customers had difficulty procuring steel.

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

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns.  For example, a significant portion of our sales of support structures is to the electric utility industry.  Our sales to the U.S. electric utility industry were approximately $176.4 million in 2004.  Purchases of our products are, to a significant extent, deferrable to the extent that utilities reduce capital expenditures as a result of unfavorable regulatory environments, a slow U.S. economy or financing constraints.  As a result of weakness in the industry that occurred in 2003, utility companies and independent power producers reduced or delayed spending for electrical generation and transmission projects, which resulted in decreased demand for our products and severe pricing pressure in the market.

The end users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income.  Lower levels of farm income generally result in reduced demand for our mechanized irrigation and tubing products.  Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease.  In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions.  Farm income can also decrease as farmers’ operating costs increase.  In 2001, rapid increases in natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient).  Furthermore, uncertainty as to future government agricultural policies causes indecision on the part of farmers.  These factors may cause farmers to delay capital expenditures for farm equipment.  Consequently, downturns in the agricultural industry, such as occurred in 2001 and during the last quarter of 2004, result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

We have also experienced cyclical demand for those of our products that are targeted to the wireless communications industry, which has deteriorated since 2000.  Our sales to the wireless communications industry were approximately $82 million in 2004. While sales in 2004 improved 17% over 2003, wireless carriers and build-to-suit companies that serve the wireless communications industry may elect to curtail spending on new structures to focus on cash flow and capital management.  In 2003, our sales of products for the wireless communications industry in North America were 25% lower than in 2002, and the weak market conditions led to extremely competitive pricing in recent years, putting pressure on our profit margins on sales to this industry.

As a result of this underlying cyclicality, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

Demand for our engineered support structures, tubing products and coating services is highly dependent upon the overall level of infrastructure spending.

We manufacture and distribute engineered support structures for lighting and traffic, utility and other specialty applications.  Our Tubing and Coatings segments serve many construction-related industries.  Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical.  Construction activity by our private and government customers is impacted by and can decline because of, among other things:

•      weakness in the general economy, which reduces funds available for construction;

•      interest rate increases, which increase the cost of construction financing; and

•      adverse weather conditions which slow construction activity.

In addition, sales in our Engineered Support Structures segment, particularly our lighting and traffic products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the federal highway program.  The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.

We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

We are an international manufacturing company with operations around the world.  At December 25, 2004, we operated 43 manufacturing plants, located on five continents, and sold our products in more than 100 countries.  In 2004, international sales accounted for approximately 23% of our total sales, and we have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina.

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

•    recessions in economies of countries in which we have business operations, decreasing our international sales;

•    difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits;

•    difficulties in enforcing our rights outside the United States for patents on our manufacturing machinery, poles and irrigation designs;

•    increases in tariffs, export controls,  taxes and other trade barriers reducing our international sales and our profit on these sales; and

•    acts of war or terrorism.

As a result, we may lose some of our foreign investment or our foreign sales and profits may be materially reduced because of risks of doing business in foreign markets.

We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.

Our products are sold in many countries around the world. Approximately 23% of our sales are generated by export or foreign subsidiaries and are often made in foreign currencies, mainly the Brazilian real, Canadian dollar, euro and South African rand.  Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings.  If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively.  We do not have exchange rate hedges in place to reduce this currency translation risk.  Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

We also face risks arising from the imposition of foreign exchange controls and currency devaluations.  Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls.  Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.  Actions of this nature, if they occur or continue for significant periods of time, could have a material adverse effect on our results of operations and financial condition in any given period.

We face strong competition in our markets.

We face competitive pressures from a variety of companies in each of the markets we serve. Our competitors include companies who provide the technologies that we provide as well as companies who provide competing technologies, such as drip irrigation.  Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.  In addition, certain of our competitors, particularly with respect to our utility and wireless communication product lines, have sought bankruptcy protection in recent years, and may emerge with reduced debt service obligations, which could allow them to operate at pricing levels that put pressures on our margins.  To remain competitive, we will need to invest continuously in manufacturing, product development and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns.  We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

We could incur substantial costs as the result of violations of, or liabilities under, environmental laws.

Our facilities and operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contamination.  Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs.  Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes.  Contaminants have been detected at some of our present and former sites, principally in connection with historical operations.  In addition, from time to time we have been named as a potentially responsible party under Superfund or similar state laws.  While we are not aware of any contaminated sites, including third-party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability.

We may not realize the improved operating results that we anticipate from the Newmark acquisition or other acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us.  In evaluating the terms of our acquisition of Newmark, we analyzed the respective businesses of Valmont and Newmark and made certain assumptions concerning their respective future operations.  A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition.  We cannot provide assurance  that this assumption will prove correct with respect to any acquisition.

The Newmark acquisition and any future acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis.  We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated.  We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering.  Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions.  In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business.  The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize.

In addition, although we conduct reviews of businesses we acquire, we may be subject to unexpected claims or liabilities, including environmental cleanup costs, as a result of these acquisitions.  Such claims or liabilities could be costly to defend or resolve and be material in amount, and thus could materially and adversely affect our business and results of operations and liquidity.

We have a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.

We have a significant amount of indebtedness. As of December 25, 2004, we had approximately $327.5 million of total indebtedness outstanding and our ratio of total debt to shareholders’ equity was 1.11. In addition, we had up to $73.3 million of additional borrowing capacity under our new revolving credit facility. Our level of indebtedness could have important consequences, including:

•      our ability to satisfy our obligations under our debt agreements could be affected and any failure to comply with the requirements, including significant financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing our indebtedness;

•      a substantial portion of our cash flow from operations will be required to make interest and principal payments and will not be available for operations, working capital, capital expenditures, expansion, or general corporate and other purposes, including possible future acquisitions that we believe would be beneficial to our business;

•      our ability to obtain additional financing in the future may be impaired;

•      we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•      our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and

•      our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

The restrictions and covenants in our debt agreements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our new senior credit agreement and the indenture governing our senior subordinated notes impose on us.

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

ITEM 2.  PROPERTIES.

The Company’s corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in September, 2008. The headquarters of the Company’s reporting segments are located in Valley, Nebraska except for the headquarters of the Company’s Utility Support Structures segment, which are located in Birmingham, Alabama. The principal operating locations of the Company are listed below.

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Commerce City, Colorado	Owned	Manufacture of fiberglass poles for lighting and traffic
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic

	Owned, Leased	Principal Activities
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Selbyville, Delaware	Leased	Manufacture of steel overhead sign structures

Utility Support Structures Segment
Birmingham, Alabama	Leased	Segment management headquarters
Tuscaloosa, Alabama	Owned	Manufacture of concrete poles for utility
Bay Minette, Alabama	Owned	Manufacture of concrete poles for utility
Claxton, Georgia	Owned	Manufacture of concrete poles for utility
Bartow, Florida	Owned	Manufacture of concrete poles for utility
Barstow, California	Owned	Manufacture of concrete poles for utility
Bellville, Texas	Owned	Manufacture of concrete poles for utility
Tulsa, Oklahoma	Owned	Manufacture of steel poles for utility
Jasper, Tennessee	Leased	Manufacture of steel poles for utility
Mansfield, Texas	Leased	Manufacture of steel poles for utility
El Dorado, Kansas	Leased	Manufacture of steel poles for utility

Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting and anodizing services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Segment management headquarters; galvanizing services
West Point, Nebraska	Owned	Galvanizing services

Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Brisbane, Australia	Leased	Distribution of irrigation equipment
San Antonio, Texas	Leased	Distribution of irrigation equipment
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of irrigation equipment
Tubing Segment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing

Other Locations
Creuzier-le-neuf, France	Owned	Manufacture of industrial covers and conveyors
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners
Valley, Nebraska	Owned	Manufacture of wind energy equipment

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

Executive Officers of the Company

Our executive officers at December 25, 2004, their ages, positions held, and the business experience of each during the past five years are, as follows:

Mogens C. Bay, age 56, Chairman and Chief Executive Officer since January 1997.

Terry J. McClain, age 57, Senior Vice President and Chief Financial Officer since January 1997.

E. Robert Meaney, age 57, Senior Vice President since September 1998.

Ann F. Ashford, age 44, Vice President-Human Resources since December 1999.

Steven G. Branscombe, age 49, Vice President-Information Technology since October 2001.  Senior Project Manager, IBM Corporation, from August 2000 to September 2001.  Principal, American Management Systems, from June 1999 to July 2000.

Mark C. Jaksich, age 47, Vice President and Controller since February 2000. Director of Corporate Accounting of the Company from April 1998 to February 2000.

Walter P. Pasko, age 54, Vice President-Procurement since May 2002. Vice President-Purchasing and National Accounts, National Material Company, September 1997 to April 2002.

P. Thomas Pogge, age 56, Vice President, General Counsel and Secretary since May 2001. Attorney in private practice from January 2000 to April 2001.

Mark E. Treinen, age 49, Vice President-Business Development since January 1994.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, previously listed and trading on the NASDAQ National Market under the symbol “VALM”, was approved for listing on the New York Stock Exchange and began trading under the symbol “VMI” on August 30, 2002. We had approximately 5,600 shareholders of common stock at December 25, 2004. Other stock information required by this item is included in “Quarterly Financial Data (unaudited)” on page 72 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2004 to October 23, 2004	—	—	—	—
October 24, 2004 to November 27, 2004	74,392	23.80	—	—
November 28, 2004 to December 25, 2004	16,596	25.01	—	—
Total	90,988	24.02	0	0

During the fourth quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise.  The price paid per share was the market price at the date of exercise.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

	2004	2003	2002	2001	2000

Operating Data
Net sales	$1,031,475	$837,625	$854,898	$872,380	$846,129
Operating income	70,112	54,623	70,289	65,021	67,256
Cumulative effect of accounting change	—	(366)	(500)	—	—
Net earnings	26,881	25,487	33,629	26,693	30,400
Depreciation and amortization	38,644	34,597	33,942	36,324	30,270
Capital expenditures	17,182	17,679	13,942	25,652	46,456

Per Share Data
Earnings:
Basic	$1.13	$1.07	$1.40	$1.10	$1.31
Diluted	1.10	1.05	1.37	1.09	1.28
Cash dividends	0.320	0.315	0.290	0.260	0.260

Financial Position
Working capital	$277,444	$169,568	$154,112	$145,550	$145,575
Property, plant and equipment, net	205,655	190,103	193,175	209,580	208,272
Total assets	836,108	604,797	578,571	588,897	600,135
Long-term debt, including current installments	322,775	149,662	166,391	198,008	205,472
Shareholders’ equity	294,655	265,494	242,020	225,811	191,911
Invested capital(a)	697,691	483,764	451,753	472,230	479,609

Key Financial Measures
Return on invested capital(a)	7.6%	7.4%	9.7%	8.6%	10.7%
Long-term debt as a percent of invested capital(b)	46.3%	30.9%	36.8%	41.9%	42.8%

Year End Data
Shares outstanding (000)	24,162	23,825	23,883	24,477	23,320
Approximate number of shareholders	5,600	5,400	5,500	5,500	5,500
Number of employees	5,542	5,074	5,234	5,342	5,503

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

	2004	2003	2002	2001	2000
Operating income	$70,112	$54,623	$70,289	$65,021	$67,256
Effective tax rate	36.0%	36.3%	36.5%	36.9%	36.3%
Tax effect on Operating Income	(25,240)	(19,828)	(25,655)	(23,993)	(24,414)
After-tax Operating income	44,872	34,795	44,634	41,028	42,842
Average Invested Capital	590,728	467,759	461,992	475,920	400,353
Return on invested capital	7.6%	7.4%	9.7%	8.6%	10.7%
Total Assets	836,108	604,797	578,571	588,897	600,135
Less: Accounts Payable	(69,979)	(63,256)	(55,198)	(57,027)	(63,005)
Less: Accrued Expenses	(66,506)	(55,856)	(69,828)	(58,042)	(56,005)
Less: Dividends Payable	(1,932)	(1,921)	(1,792)	(1,598)	(1,516)
Total Invested Capital	697,691	483,764	451,753	472,230	479,609
Beginning of year Invested Capital	483,764	451,753	472,230	479,609	321,096
Average Invested Capital	$590,728	$467,759	$461,992	$475,920	$400,353

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

	2004	2003	2002	2001	2000
Current portion of long-term debt	$7,962	$15,009	$10,849	$11,062	$3,496
Long-term debt	314,813	134,653	155,542	186,946	201,976
Total Long-term debt	322,775	149,662	166,391	198,008	205,472
Total Invested Capital	$697,691	$483,764	$451,753	$472,230	$479,609
Long-term debt as a percent of invested capital	46.3%	30.9%	36.8%	41.9%	42.8%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Management’s discussion and analysis, and other sections of this annual report, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes. As described in Item 1(b) above, we established the Utility Support Structures segment in 2004, which includes the operations relating to utility support structures sold in North America. All data for 2003 and 2002 have been reclassified to conform to the current segment structure.

	2004	2003	Change 2004-2003	2002	Change 2003-2002
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,031.5	$837.6	23.1%	$854.9	-2.0%
Gross profit	245.9	208.0	18.2%	231.5	-10.2%
as a percent of sales	23.8%	24.8%		27.1%
SG&A expense	175.8	153.4	14.6%	161.2	-4.8%
as a percent of sales	17.0%	18.3%		18.9%
Operating income	70.1	54.6	28.4%	70.3	-22.3%
as a percent of sales	6.8%	6.5%		8.2%
Net interest expense	14.7	8.8	67.0%	10.7	-17.8%
Effective tax rate	36.0%	36.3%		36.5%
Net earnings	26.9	25.5	5.5%	33.6	-24.1%
Earnings per share	1.10	1.05	4.8%	1.37	-23.4%

Engineered Structures Segment
Net sales	400.9	330.0	21.5%	313.2	5.4%
Gross profit	103.5	94.6	9.4%	90.1	5.0%
SG&A expense	71.9	68.4	5.1%	63.2	8.2%
Operating income	31.6	26.2	20.6%	26.9	-2.6%

Utility Support Structures Segment
Net sales	176.4	76.8	129.7%	123.5	-37.8%
Gross profit	31.3	8.8	255.7%	35.7	-75.3%
SG&A expense	24.2	14.3	69.2%	18.4	-22.3%
Operating income(loss)	7.1	(5.5)	NM	17.3	NM

Coatings Segment
Net sales	73.5	91.1	-19.3%	96.0	-5.1%
Gross profit	14.0	16.7	-16.2%	23.2	-28.0%
SG&A expense	9.8	9.9	-1.0%	9.4	5.3%
Operating income	4.2	6.8	-38.2%	13.8	-50.7%

Irrigation Segment
Net sales	297.8	279.9	6.4%	264.7	5.7%
Gross profit	73.8	71.8	2.8%	64.8	10.8%
SG&A expense	38.3	37.2	3.0%	34.0	9.4%
Operating income	35.5	34.6	2.6%	30.8	12.3%

Tubing Segment
Net sales	68.7	44.8	53.3%	45.4	-1.3%
Gross profit	20.3	11.3	79.6%	12.9	-12.4%
SG&A expense	6.9	4.8	43.8%	4.8	0.0%
Operating income	13.4	6.5	106.2%	8.1	-19.8%

Other
Net sales	14.2	14.9	-4.7%	12.1	23.1%
Gross profit	4.6	5.2	-11.5%	5.1	2.0%
SG&A expense	7.4	7.3	1.4%	6.7	9.0%
Operating loss	(2.8)	(2.1)	-33.3%	(1.6)	-31.2%

Net corporate expense
Gross profit	(1.6)	(0.4)	-300.0%	(0.3)	-33.3%
SG&A expense	17.3	11.5	50.4%	24.7	-53.4%
Operating loss	(18.9)	(11.9)	-58.8%	(25.0)	52.4%

NM – not meaningful

RESULTS OF OPERATIONS

FISCAL 2004 COMPARED WITH FISCAL 2003

Overview

In 2004, we completed three acquisitions. On April 16, 2004, we completed the purchase of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the electrical utility industry. The purchase price was approximately $110.2 million in cash (including transaction costs), plus the assumption of approximately $11.5 million of interest-bearing debt. On May 24, 2004, we completed the purchase of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications. The purchase price for the Whatley shares was approximately $9.3 million in cash (including transaction costs), plus the assumption of approximately $0.7 million of interest-bearing debt. On August 2, 2004, we completed the purchase of the net assets of Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. The purchase price for the net assets of this business was approximately $6.3 million, plus the assumption of approximately $0.4 million of interest-bearing debt. The results of Newmark are reported in the Utility Support Structures Segment and the results of Whatley and Sigma are reported in the Engineered Support Structures Segment. The results of these operations are included in our consolidated results starting on the closing dates of the acquisitions. The funds used for these acquisitions were borrowed through our existing credit facilities. See also “Liquidity and Capital Resources.”

Steel is a significant cost component of the products we manufacture. In 2004, we experienced substantial cost increases for rolled sheet, plate and other products made from steel. Significant increases of steel production in China drove up prices and created shortages of key steel-producing inputs (such as coke, iron ore and scrap steel), which led to restricted steel supplies. This situation in turn caused rapid, unprecedented increases in what we paid for steel and created availability issues. In some cases, suppliers broke pricing agreements on or added surcharges to existing contracts. Firm pricing and consignment programs from the steel mills were no longer available, which, along with uncertain availability and extended lead times, led us to increase our steel inventories above historical norms to ensure our ability to meet customer commitments. Where possible, we increased our sales prices to mitigate the impact of higher steel costs on operating income. The negative impact on 2004 operating income as a result of higher steel costs that could not be passed on in the marketplace was approximately $7.0 million.

The increase in sales as compared with 2003 was due to the impact of acquisitions completed in 2004 ($79.8 million), sales volume increases in the Engineered Support Structures (ESS) and Tubing segments and sales price increases resulting from steel cost increases. Gross profit as a percentage of sales was down as compared with 2003, due mainly to the impact of steel cost increases not covered by sales price increases. SG&A spending increased mainly due to the impact from acquisitions ($10.4 million), increased employee incentives due to improved operating profit ($6.2 million), currency translation effects ($2.9 million) and increased commissions related to higher sales volumes ($1.6 million).

The increase in interest expense in 2004 as compared with 2003 was due to higher average borrowing levels in 2004. These higher borrowing levels were due to acquisitions funded by borrowings ($125.4 million) and higher working capital levels resulting from higher sales levels and increased inventories due to steel industry conditions mentioned above. The $9.9 million in “Debt prepayment expenses” in 2004 relates to a charge we recorded in the second quarter of 2004 mainly related to the prepayment of our promissory notes as part of the refinancing of our long-term debt. The decrease in the effective tax rate relates primarily to a reduction of $0.4 million in deferred tax asset valuation allowances associated with net operating loss carryforwards in a European subsidiary due to improved profitability in that entity.

In 2004, we recognized a profit in our share of the earnings of non-consolidated subsidiaries, as compared with a loss in 2003. This improvement was the result of improved business conditions and operating performance of our non-consolidated joint ventures in an irrigation distributor in Argentina and a steel pole manufacturing facility in Mexico. Minority interest in earnings of consolidated subsidiaries was comparable to 2003, as lower net earnings in our Irrigation segment operations in Brazil and South Africa were offset by improved earnings in our irrigation segment retail store operation in California. Our ownership percentages in these locations are less than 100%.

Due to our 2004 acquisition activity and lower operating cash flows in 2004 as compared with 2003, we have higher interest-bearing debt than at the end of fiscal 2003. Accordingly, our long-term debt to invested capital ratio increased from 30.9% in 2003 to 46.3% in 2004. While this ratio is in excess of our internal goal of 40%, we believe that, with continued improvements in earnings and working capital management, we will be able to reduce this ratio to below our internal goal over the next 18 to 24 months.

Engineered Support Structures (ESS) Segment

General

The sales increase in the ESS segment was related to the acquisition of Whatley and Sigma ($12.6 million), currency translation effects ($9.4 million), sales volume increases and sales price increases implemented to offset rising steel costs. Gross profit grew at a lower rate than sales, as sales price increases did not completely cover the increased cost of steel and the sales mix was unfavorable. These factors were offset to a degree by improved gross margins in Europe resulting from improved factory performance. SG&A spending was up mainly due to fiscal 2004 acquisitions ($2.3 million) and currency translation effects ($2.0 million). Operating income improved in all regions, mainly as a result of sales volume increases in all regions, the impact of 2004 acquisitions ($1.1 million), and operational improvements in Europe, where operating income improved by $2.6 million in 2004 as compared with 2003. During 2004, we reduced our cost structure in Europe to position ourselves for better profitability. While the impact of cost reductions was somewhat offset by severance costs, we believe that our current operating structure and management team are appropriate to allow us to build on 2004 for continued operating improvements. Operating profits in China grew by $1.4 million in 2004 as compared with 2003, due to continued sales growth.

Lighting and Traffic Products

In North America, lighting and traffic structure sales increased in 2004 as compared with 2003 due to a combination of a sales volume increase of approximately 6% and sales price increases in response to higher steel prices. Market demand continues to be driven by government spending programs and the need for improved street and highway lighting and traffic control. The current U.S. federal highway program was extended throughout 2004 by a series of short-term extensions and is currently extended through May 2005. We believe that a new six-year spending program will be enacted in 2005, which, if enacted, should provide for stability in the funding of projects that include street and area lighting and traffic structures. Commercial lighting sales in North America were down slightly in 2004, as compared with 2003. Competitive pricing in this market resulted in slightly lower orders from lighting fixture manufacturers, as some competitors did not increase sales prices as much as we did when steel prices escalated. In Europe, sales volumes increased modestly in local currency terms, as demand for lighting and traffic structures reflected slightly better economic conditions in our major market areas. In China, sales were comparable to 2003.

Specialty Products

In North America, sales of specialty products were up approximately 38% as compared with 2003. The most significant source of growth was from overhead sign structures. In 2003, we entered this market and 2004 was our first full year of operation. Sign structure sales of $11 million in 2004 included those of Sigma Industries since its acquisition in August 2004. Sales of wireless communication structures and components were up from a weak 2003, as wireless carriers increased spending on new structures and antennas to improve coverage and service. Sales of wireless communication poles in China increased by approximately 15% in 2004 as compared with 2003, due to continued development of its wireless networks. Our sales of wireless structures in China have steadily grown over the years as we believe we have built a good reputation with the wireless carriers and benefited from the strong demand in wireless communication services in China. While we expect relatively strong demand to continue in the future, growth rates may moderate from past growth rates.

Utility Products

This product line includes sales of utility structures for markets outside of North America. Sales improved over 2003, mainly due to sales growth in China of approximately $5.2 million. We continue to believe that as China grows its electrical generation and distribution capacity, we should see good demand for steel poles for electrical transmission, substation and distribution applications.

Utility Support Structures Segment

The sharp increase in sales in 2004 as compared with 2003 was due to the acquisition of Newmark in April 2004 ($67.2 million), improved sales volumes in our existing utility structures product line and increased sales prices. While sales volumes of steel utility structures increased approximately 15% in 2004 as compared with 2003, our sales were particularly low in the second and third quarters of 2003, when our order rates fell as we attempted to maintain pricing when market prices were falling. Newmark’s sales volumes of concrete utility poles since its acquisition in April 2004 were approximately 10% higher than the same period in 2003.  In 2004, demand for steel and concrete transmission, substation and distribution structures was stronger than in 2003, as electrical utility companies increased spending for structures to improve the electrical grid system, despite the lack of U.S. energy policy legislation. Gross profit improved at a higher rate than sales because the difficult pricing environment in 2003 improved somewhat in 2004. Approximately $7.8 million of the operating income improvement from 2003 to 2004 was due to the acquisition of Newmark.

Coatings Segment

Coatings segment sales and profitability decreased in 2004 as compared with 2003 mainly due to lower anodizing service sales to a major customer. While we still expect future sales to this customer, we do not expect such sales to return to historical levels. In light of these lower sales volumes, we are making efforts to expand our anodizing customer base and strengthen our relationships with current customers. We have also reduced our cost structure to further position ourselves for improved profitability in the future. Aside from the lower volumes, gross profit in this segment was also negatively impacted by approximately $0.7 million of increased workers compensation costs in California. We believe workers compensation reform legislation passed in California this year will help us better control workers compensation costs in the future. Galvanizing volumes were comparable to 2003, with a modest improvement in profitability. SG&A spending in 2004 was comparable to 2003.

Irrigation Segment

The increase in irrigation segment sales was due to price increases associated with increased steel costs. In North America, sales volumes of irrigation machines and related service parts were down approximately 4% in 2004, as compared with 2003. While the agricultural economy in general was favorable throughout most of 2004, weakness in commodity prices and higher energy and other farm input costs have contributed to weakness in demand in the latter part of 2004. Profitability in North America was up by $1.6 million in 2004 as compared with 2003, due to improved retail operations, good expense control and disciplined product pricing in light of rising steel costs.

In markets outside of North America, sales were similar to 2003, after consideration of currency translation effects. Sales in Brazil and South Africa were slightly lower than strong 2003 sales levels, reflecting somewhat weaker farm commodity prices. The strong South African currency versus the U.S. dollar has negatively impacted the competitiveness of farm exports in that region. Sales decreases in these regions were offset by stronger sales in other regions. International profitability in 2004 was down by $0.8 million from a strong 2003, mostly related to lower operating income in Brazil and South Africa.

Tubing Segment

Tubing segment sales increased mainly through sales price increases to pass along increased steel costs, although sales volume was up approximately 5% as well. We believe that sales demand was driven to some extent by rapidly rising steel prices and our availability of steel. The increase in gross profit was due to an improved pricing environment for our commodity-type products, our ability to pass along increased steel costs to the market and an unfavorable inventory adjustment that was recorded in 2003. SG&A expense was up in 2004 as compared to 2003 due to employee incentives ($1.5 million) related to increased operating income and sales commissions ($0.6 million) due to increased sales.

Other

Our “Other” businesses include our machine tool accessory business in France, our industrial fastener business in the U.S. and wind energy development. Sales and profitability were down in 2004, as compared with 2003, due to approximately 17% lower demand for machine tool accessories in Europe. Our spending to develop a structure for the wind energy industry was $2.4 million in 2004 as compared with $2.8 million in 2003. We continue to make progress on this new product development initiative and we remain optimistic as to our future in this business.

Net corporate expense

The increase in net corporate expenses in 2004 as compared with 2003 mainly related to increased employee incentives associated with improved operating income (approximately $4.5 million), and approximately $1.0 million in incremental costs related to compliance with the internal controls over financial reporting provisions of the Sarbanes-Oxley Act of 2002.

FISCAL 2003 COMPARED WITH FISCAL 2002

Overview

The sales decrease in 2003 as compared with 2002 was the result of lower sales in the Utility Support Structures and Coatings segments, offset somewhat by increased sales in the Irrigation and ESS segments. Due to a weakening of the U.S. dollar in relation to the Euro and the South African Rand, sales in dollar terms were positively impacted by

$23.1 million. The sales decrease after taking into account the currency translation effect was 4.8%. Gross profit margins were lower in most segments, except that margins improved slightly in the Irrigation segment, mainly as a result of improved margins in the international markets. In particular, margins were significantly impacted by severe pricing pressure in the Utility Support Structures segment. Lower sales in the Utility Support Structures and Coatings segments also resulted in lower coverage of fixed manufacturing costs, which further contributed to lower profitability. The decrease in Selling, General and Administrative (SG&A) expense was mainly due to a reduction of approximately $12.5 million in employee incentives and supplemental 401K matches. This decrease was directly related to the decrease in our profitability and return on invested capital. This decrease was offset to some extent by currency translation impacts related to a weaker U.S. dollar, which increased our expenses in dollar terms.

The decrease in interest expense was principally related to lower average borrowing levels in 2003. Our capital spending and acquisition activity in 2003 has continued to be lower than historical levels and our share repurchases that year were not significant. As a result, our free cash flows were used to reduce our interest-bearing debt.

Our effective tax rate was comparable to 2002, as there have been no major changes to tax rates or our general income tax position for 2003. Losses in nonconsolidated subsidiaries were lower in 2003 as compared with 2002, due to some improvement in our Irrigation segment joint ventures in Argentina and the U.S. In addition, in 2002 we recorded a $1.1 million impairment charge in our investment in our U.S. nonconsolidated subsidiary. Minority interest in earnings of consolidated subsidiaries was higher in 2003, mainly related to strong profitability gains in our Irrigation segment operations in Brazil and South Africa. Our ownership percentages in these locations are less than 100%.

The Financial Accounting Standards Board (FAS) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), is applicable to public entities that have interests in variable interest entities for periods ending after December 15, 2003. Under FIN 46, the assets, liabilities and results of activities of variable interest entities are required to be reported in the consolidated financial statements of their primary beneficiaries. We assessed our relationships with variable interest entities and determined that we were the primary beneficiary in a variable interest entity related to our lease of transportation equipment. Accordingly, in the fourth quarter of 2003, we recorded a cumulative effect of a change in accounting of $0.4 million (net of related tax effects of $0.2 million). In addition, we recorded a net increase to property, plant and equipment of $9.3 million and an increase to interest-bearing debt of $9.9 million.

We generated solid operating cash flow during 2003 and 2002 and we used those cash flows to reduce our interest-bearing debt. Our long-term debt to invested capital ratio was reduced from 36.8% to 30.9% in 2003.

Engineered Support Structures (ESS) Segment

General

The sales increase in the ESS segment related to currency translation effects, as stronger sales in the Lighting and Traffic product line were essentially offset by lower sales in the Specialty product line.  The decrease in operating income was the result of higher SG&A spending in Europe, where spending increased from 2002 due to our efforts to expand sales distribution and manufacturing in the region and expand our product offerings.

Lighting and Traffic Products

In North America, lighting and traffic structure sales increased by 3.6% in 2003. Market demand continued to be driven by government spending programs and the need for improved street and highway lighting and traffic control. The commercial lighting sales in 2003 were essentially flat with 2002, as commercial construction and the related demand for area lighting for parking lots and common areas was somewhat weaker than in 2002. Building alliances with lighting fixture manufacturers helped us to maintain sales despite some softness in the overall market. Profitability in North America improved, principally due to increased sales. In Europe, sales increased 5.7% in local currency terms, as most of the sales increase related to efforts to expand our manufacturing presence and sales coverage in the region. In China, sales were down slightly, but we are continuing to make progress in finding local market segments that are attractive and capitalize on export opportunities to generate sales and profits.

Specialty Products

In North America, sales of specialty products were down as compared with 2002. Wireless carriers and build-to-suit companies continued to curtail spending on new structures for the wireless communication industry as they focused on cash flow and capital management. Structures and antennas being installed have generally been done so as to augment existing networks to improve coverage and service. While sales were lower and pricing remained very competitive, our factory and administrative costs were reduced by approximately $4.0 million this year which helped to minimize the impact of these lower sales on the segment’s operating income. In 2003, this product line also began to manufacture overhead sign and low-voltage substation structures; while 2003 sales in these products were not material, we were successful in achieving orders for future delivery. We continue to experience strong demand for wireless communication poles in China, as they continue to pursue buildout of their wireless networks.

Utility Products

In China, our sales increased approximately $5.0 million in 2003 as compared with 2002. We have been successful in penetrating the utility market with transmission and substation products.

Utility Support Structures Segment

The sales decrease in 2003 as compared with 2002 related to a combination of lower market demand and a very competitive pricing environment. Market demand for steel poles for transmission and substations was somewhat lower than in 2002. Utility companies and independent power producers have reduced spending for electrical generation and transmission projects due to factors such as a lack of U.S. energy legislation and some financing constraints. The key factor that affected profitability was the severe pricing pressure in the marketplace throughout 2003. The pricing pressure resulted from some weakness in the market, combined with new competitors in the form of manufacturers who also compete for sales of pole structures in the wireless communication market. In the first quarter, our backlogs and sales fell as we attempted to maintain pricing. Our pricing was more aggressive in the second quarter and we were successful in increasing our order rate, although sales prices were substantially less than what we experienced in the last few years. Sales in the fourth quarter were similar to 2002, although at lower margin levels than in the past. The impact of pricing and unfavorable product mix on operating income was approximately $8.9 million in 2003.

Coatings Segment

The decrease in Coatings segment sales in 2003 as compared with 2002 was due to weakness in the industrial economy in the U.S. throughout 2003. In addition, the amount of business with our other locations was down in 2003, as lower sales in the Utility Support Structures segment and the Specialty product line in the ESS segment also led to lower production levels in our galvanizing locations that serve those businesses. As a result of these factors, sales in our galvanizing locations were 14.4% lower than in 2002. Operating income decreased due to lower sales and gross margins, offset by reduced SG&A expenses. Our galvanizing operations have relatively high fixed costs. When production fluctuates, it can have a significant impact on earnings. The estimated total impact of the volume decrease on gross margin was $4.7 million. Gross margins were also impacted by approximately $1.1 million in higher workers compensation costs in 2003. Most of this increase occurred in our California operations, where the legal environment in the workers compensation area is difficult for employers. SG&A spending was comparable to 2002 levels. Operating income in 2002 included a $1.2 million gain on the sale of a facility in our Minnesota location.

Irrigation Segment

Irrigation segment sales in 2003 increased in both domestic and international markets. In North America, improved commodity prices, dry growing conditions in our main market areas, a generally favorable U.S. farm bill and low interest rates contributed to increased demand for mechanized irrigation machines and related service parts. The increase in sales and some improved pricing resulted in higher operating income in 2003.

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

Tubing Segment

In the Tubing segment, sales were slightly lower than last year, although sales were stronger in the fourth quarter as compared with 2002, reflecting some strengthening economic conditions in the U.S. This segment was impacted significantly by the steel market, as most of the cost of tubing is hot-rolled sheet steel. In the fourth quarter of 2003, steel prices started to rise and there was some concern about availability of steel in the near future. In these conditions, our sales tend to increase, as customers order more tubing to reduce the risk of future shortages and avoid future price increases. Operating income was down from 2002 due to some pricing pressures in commodity-type products and an unfavorable inventory adjustment.

Other

Our “Other” businesses include our machine tool accessory business in France, our industrial fastener business in the U.S. and wind energy development. Sales were up mostly due to currency translation impacts and profitability was down mainly due to higher spending on developing a new structure for the wind energy industry. Our spending on development activity was $2.8 million in 2003, as compared with $2.4 million in 2002.

Net corporate expense

The principal reasons for lower net corporate expenses in 2003 as compared with 2002 were reduced employee incentives associated with lower profitability and return on invested capital (approximately $8.7 million) and approximately $2.2 million associated with an increase in the amount of corporate computer expenses allocated to our operating units. In addition, rental costs on our corporate headquarters building decreased by $1.6 million in 2003 as compared with 2002 due to lower interest rates, as our rental costs are based on the LIBOR plus a spread.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Working Capital and Operating Cash Flows  Net working capital was $277.4 million at fiscal year-end 2004, as compared with $169.6 million at year-end 2003. The ratio of current assets to current liabilities was 2.84:1 as of December 25, 2004, as compared with 2.12:1 at December 27, 2003. The increase in working capital included approximately $25.1 million in net working capital acquired as part of the Newmark, Whatley and Sigma acquisitions. The increase in working capital was also due to higher sales in 2004 as compared with 2003, which resulted in higher accounts receivable and inventories. Availability issues, extended lead times and lack of firm pricing for steel in 2004 further contributed to  the increase in inventory levels in 2004 over 2003 levels. While inventories are down from the end of the third quarter of 2004, they are not yet down to historical levels. Operating cash flow was $6.1 million in 2004, as compared with $59.8 million in 2003 and $69.5 million in 2002. The decrease in operating cash flow in 2004 as compared with 2003 related mainly to higher working capital levels in 2004.

Investing Cash Flows  The most significant investing cash flow item was the $125.4 million expended (net of cash acquired) related to the Newmark, Whatley and Sigma acquisitions. Capital spending was $17.2 million in 2004, as compared with

$17.7 million in 2003, and $13.9 million in 2002. Our depreciation and amortization expenses for 2004, 2003 and 2002 were $38.6 million, $34.6 million and $33.9 million, respectively. Throughout much of the 1990’s our capital spending was relatively high as we added manufacturing capacity in a number of areas, most notably our Irrigation segment factory in McCook, Nebraska and our Utility Support Structures factory in Jasper, Tennessee. We have not made any substantial capacity additions in the past three years. In addition, we made a number of acquisitions from 1998 to 2004 that added capacity and allowed us to expand our market coverage. While we do not expect capital spending to remain at 2004 levels over the long term, we do not anticipate a substantial increase in capital spending in the near future. Fiscal 2005 capital expenditures are estimated to be between $25 and $30 million.

Financing Cash Flows  Total interest-bearing debt increased from $165.2 million in 2003 to $327.5 million as of December 25, 2004, an increase of $162.3 million. Most of the increase in borrowing occurred in our new major long-term credit facilities described below and was due to our 2004 acquisitions, which totaled $138 million (including $12.6 million in debt that was assumed as part of the acquisitions).

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At December 25, 2004, our long-term debt to invested capital ratio was 46.3%, as compared with 30.9% at the end of fiscal 2003. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. While our long-term debt to capital ratio is in excess of our 40% objective after the effect of our refinancing, we believe our cash flows will enable us to reduce our debt levels to 40% over the next 18 to 24 months. This estimate is dependent on our level of acquisition activity and steel industry availability and pricing issues, which are causing us to carry more inventory than we customarily maintain.

Our priorities in use of future cash flows are as follows:

•                  Fund internal growth initiatives in core businesses

•                  Pay down interest-bearing debt

•                  Invest in acquisitions clearly connected to our core businesses or an existing competency

•                  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

Our debt financing at December 25, 2004 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $26.3 million, $22.7 million of which was unused at December 25, 2004. As a result of the Newmark acquisition and to take advantage of a favorable interest rate environment, we refinanced our major long-term credit facilities in May 2004. The refinancing included $150 million in senior subordinated notes and a new $225 million bank financing arrangement consisting of a $150 million revolving credit agreement and a $75.0 million term loan. The proceeds were used to repay the old revolving credit facility, the bridge loan obligation incurred to fund part of the Newmark acquisition and to prepay $79.0 million of promissory notes. The prepaid promissory notes contained yield maintenance provisions that required us to pay as a prepayment premium of approximately $9.6 million in addition to the $79.0 million in debt, plus approximately $0.7 million in accrued interest.

The $150 million senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes after five years at specified prepayment premiums and these notes are guaranteed by certain of our U.S. subsidiaries. The $150 million revolving credit agreement carries an interest rate spread over the LIBOR of 75 to 175 basis points, depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At December 25, 2004, we had $71.1 million outstanding under the revolving credit agreement at an interest rate of 3.7921% per annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At December 25, 2004, we had the ability to borrow an additional $73.3 million under this facility.

The $75 million term loan accrues interest based on the LIBOR plus a spread of 75 to 175 basis points, depending on our debt to EBITDA ratio, and requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at December 25, 2004 was 4.125% per annum.

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

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 25, 2004 are summarized as follows, in millions of dollars:

Contractual Obligations	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt	$311.3	$7.2	$25.2	$118.9	$160.0
Capital leases	11.5	0.8	1.7	1.5	7.5
Unconditional purchase obligations	24.9	24.9	—	—	—
Operating leases	28.4	8.2	12.7	4.7	2.8
Total contractual cash obligations	$376.1	$41.1	$39.6	$125.1	$170.3

Long-term debt principally consists of the $150 million of senior subordinated notes, the $75 million term loan and the $150 million revolving credit agreement ($71.1 million was outstanding at December 25, 2004). Obligations under these agreements could be accelerated in event of non-compliance with covenants.  At December 25, 2004, the Company was in compliance with all debt covenants.

Capital leases relate principally to a production facility in France and transportation and office equipment. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

As of December 25, 2004, our interest obligations associated with our long-term debt and capital leases were as follows (in millions of dollars):

2005	$17.1
2006-2007	33.0
2008-2009	28.2
After 2009	49.7

Unconditional purchase obligations relate to purchase orders for aluminum, zinc and steel for periods up to one year. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

OFF BALANCE SHEET ARRANGEMENTS

We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. The most significant operating lease is the lease of our corporate headquarters office building in Omaha, Nebraska. On this lease, we lease the entire office complex and sublease other office space in the complex to outside parties. The lease payments are based on the London Interbank Offer Rate (LIBOR), plus a spread that varies depending on our financial leverage. The current lease obligation expires in 2008, at which time we may elect to 1) renew the lease at a negotiated rate and duration; 2) purchase the facility from the lessor for $35 million; or 3) terminate the lease. In the event that we terminate the lease and the facility is sold for less than $35 million, we are obligated to pay the difference between the sales price and $35 million to the owner. This lease also contains certain covenants that are similar to those in our revolving credit agreement, including covenants related to financial leverage and coverage of certain fixed charges. The estimated fair value of the residual value guarantee is $1.3 million, which we have classified on the balance sheet in “Other noncurrent liabilities”. This lease was reviewed under the provisions of FAS Interpretation 46R (“Consolidation of Variable Interest Entities”), and we determined that we were not required to consolidate the lessor entity because we were not the primary beneficiary.

We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Except as noted below, these commitments at December 25, 2004 are as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2005	2006-2007	2008-2009	Thereafter
Standby Letters of Credit	$2.8	$1.8	—	1.0	—
Guarantees	2.9	0.4	—	2.5	—
Total commercial commitments	$5.7	$2.2	$—	3.5	$—

The above commitments include $5.6 million in loan guarantees of non-consolidated subsidiaries in Argentina and Mexico and are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to us. As prescribed by the Financial Accounting Standards Board (FASB) Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), the fair value of the guarantees was $1.1 million and is recorded in Other noncurrent liabilities on our December 25, 2004 balance sheet. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last three years, hot-rolled steel prices have been volatile. In 2002, prices rose sharply early in the year before falling later in the year. In 2004, prices rose dramatically throughout much of the year. The volatility in price over time was due to such factors as fluctuations in supply, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to minimize the impact of volatility in prices and sales price increases where possible. With respect to natural gas, we hedge a percentage of forecasted usage through the use of natural gas swap contracts. In 2004, these strategies as they pertain to steel were not as effective as in the past, as suppliers discontinued fixed price contracts and consignment programs.

Risk Management

Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.8 million in 2004 and $0.2 million in 2003.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $2.1 million in 2004 and $2.4 million in 2003.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2004	2003
	(in millions)
Europe	$5.0	$4.0
South America	0.7	0.7
Asia	2.2	1.6
South Africa	0.5	0.5

Commodity risk - Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to hedge 25-50% of our U.S. natural gas requirements for the upcoming 6-12 months through purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. Annual U.S. gas requirements are approximately 700,000 MMBtu. We have hedged approximately 50% of our expected 2005 U.S. requirements through April 2005 and approximately 25% of our expected requirements for June 2005. The fair value of these instruments is based on quoted market prices from the NYMEX. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 25, 2004 our market risk exposure related to future natural gas requirements being hedged was approximately $1.0 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

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

If our customer’s financial condition were to deteriorate, resulting in an impairment in their ability to make payment, additional allowances may be required.

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

•                  costs to correct the product problem in the field, including labor costs

•                  costs for replacement parts

•                  other direct costs associated with warranty claims

•                  the number of product units subject to warranty claims

In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumption in our estimate is the rate we apply to those recent sales, which is based on historical claims experience. If this estimated rate changed by 50%, the impact on operating income would be approximately $1.7 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

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

In 2004, we experienced substantially higher costs to produce inventory than in 2003, due mainly to higher costs for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) of approximately $20.9 million than had all our inventory been valued on the FIFO method.

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

In the case of most of our reporting units, the above criteria have been met and no further evaluation was required. If our assumptions about intangible assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits. For example, in 2002, we determined that our investment in an irrigation dealer in North America was impaired, which resulted in a writedown of $1.1 million.

Our indefinite-lived intangible assets consist of trade names and their values are separately assessed from goodwill as part of the annual impairment testing. This assessment is made using the relief-from-royalty method, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 1% and 2% of sales and the after-tax discount rate of 8.5%, which we estimate to be our after-tax cost of capital.

Stock Options

Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles (GAAP), we do not record any compensation expense on the income statement with respect to options granted to employees and directors. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, earnings per share would have been $0.07 to $0.12 less than what was reported for each of the 2002, 2003 and 2004 fiscal years. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective beginning in the company’s third quarter of fiscal 2005. We are currently evaluating how we will implement this new standard and the expected impact that the adoption of SFAS No. 123R will have on our results of operations and cash flows.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and tax-planning strategies are considered in assessing the need for the valuation allowance, if a deferred tax asset is estimated to be not fully realizable in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net income in the period the determination was made. Likewise, should we subsequently determine that we would be able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 25, 2004, we had approximately $2.8 million in deferred tax assets related mainly to tax credit carryforwards, with a valuation allowance of $0.3 million. In 2004, we removed $0.4 million of prior valuation allowances (and, accordingly, reduced our income tax expense), because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. If these circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. At December 25, 2004, we had deferred tax assets of $2.1 million related to nonconsolidated subsidiaries which have been fully offset by a valuation adjustment.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s third quarter of fiscal 2005. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our results of operations and cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this pronouncement, abnormal amounts of these costs are required to be charged against earnings rather than included in the cost of inventory on the balance sheet. SFAS No. 151 will be effective at the beginning of the company’s 2006 fiscal year. We do not believe this pronouncement will have a significant effect on our financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends existing guidance regarding the accounting for nonmonetary exchanges of similar productive assets. Under this pronouncement, the accounting for exchanges of similar productive assets that are not expected to significantly change the future cash flows of an entity will be an exception to the general rule that exchanges are accounted for based on the relative fair values of the exchanged assets. This pronouncement is effective at the beginning of our third quarter of fiscal 2005. We do not believe this pronouncement will have a significant effect on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required is included under the captioned paragraph, “Risk Management” on page 32-33 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Valmont Industries, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 25, 2004. Our audits also included the financial statement schedule listed in Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, in 2003 the Company changed its method of accounting for variable interest entities and in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 8, 2005

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 25, 2004

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Product sales	$946,912	$741,229	$760,593
Services sales	84,563	96,396	94,305
Net sales	1,031,475	837,625	854,898
Product cost of sales	720,251	554,564	554,779
Services cost of sales	65,302	75,071	68,643
Total cost of sales	785,553	629,635	623,422
Gross profit	245,922	207,990	231,476
Selling, general and administrative expenses	175,810	153,367	161,187
Operating income	70,112	54,623	70,289
Other income (deductions):
Interest expense	(16,073)	(9,897)	(11,722)
Interest income	1,333	1,095	1,048
Debt prepayment expenses	(9,860)	—	—
Miscellaneous	(679)	(276)	(337)
	(25,279)	(9,078)	(11,011)
Earnings before income taxes, minority interest, equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	44,833	45,545	59,278
Income tax expense (benefit):
Current	20,828	11,684	17,777
Deferred	(4,701)	4,850	3,860
	16,127	16,534	21,637
Earnings before minority interest, equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	28,706	29,011	37,641
Minority interest	(2,397)	(2,222)	(1,170)
Equity in earnings/(losses) of nonconsolidated subsidiaries	572	(936)	(2,342)
Cumulative effect of change in accounting principle	—	(366)	(500)
Net earnings	$26,881	$25,487	$33,629
Earning per share:
Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.13	$1.09	$1.42
Cumulative effect of change in accounting principle	—	(0.02)	(0.02)
Net earnings	$1.13	$1.07	$1.40
Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.10	$1.06	$1.39
Cumulative effect of change in accounting principle	—	(0.01)	(0.02)
Net earnings	$1.10	$1.05	$1.37
Cash dividends per share	$0.320	$0.315	$0.290

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 25, 2004 and December 27, 2003

(Dollars in thousands, except per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,210	$33,345
Receivables, less allowance for doubtful receivables of $5,372 in 2004 and $4,363 in 2003	188,512	151,765
Inventories	186,988	116,475
Prepaid expenses	8,408	8,622
Refundable and deferred income taxes	14,387	10,903
Total current assets	428,505	321,110
Property, plant and equipment, at cost	493,997	448,678
Less accumulated depreciation and amortization	288,342	258,575
Net property, plant and equipment	205,655	190,103
Goodwill	106,022	56,022
Other intangible assets	63,337	14,358
Other assets	32,589	23,204
Total assets	$836,108	$604,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,962	$15,009
Notes payable to banks	4,682	15,500
Accounts payable	69,979	63,256
Accrued expenses	66,506	55,856
Dividends payable	1,932	1,921
Total current liabilities	151,061	151,542
Deferred income taxes	42,639	22,748
Long-term debt, excluding current installments	314,813	134,653
Other noncurrent liabilities	22,833	22,116
Minority interest in consolidated subsidiaries	10,107	8,244
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value. Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	324,748	306,920
Accumulated other comprehensive income (loss)	3,499	(2,147)
	356,147	332,673
Less:
Cost of common shares in treasury—3,737,773 shares in 2004 (4,074,847 shares in 2003)	59,200	65,975
Unearned restricted stock-102,666 shares in 2004 (51,333 shares in 2003)	2,292	1,204
Total shareholders’ equity	294,655	265,494
Total liabilities and shareholders’ equity	$836,108	$604,797

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 25, 2004

(Dollars in thousands)

	2004	2003	2002
Cash flows from operations:
Net earnings	$26,881	$25,487	$33,629
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	38,644	34,597	33,942
Loss on sale of property, plant and equipment	1,127	802	1,083
Cumulative effect of change in accounting principle	—	366	500
Equity in (earnings)/losses in nonconsolidated subsidiaries	(572)	936	2,342
Minority interest in net losses of consolidated subsidiaries	2,397	2,222	1,170
Deferred income taxes	(4,701)	4,850	3,860
Other adjustments	2,131	881	(332)
Changes in assets and liabilities:
Receivables	(13,253)	(10,515)	3,774
Inventories	(48,889)	8,999	(10,172)
Prepaid expenses	1,758	(3,249)	(235)
Accounts payable	(3,488)	2,203	284
Accrued expenses	5,987	(16,026)	10,625
Other noncurrent liabilities	718	1,170	(809)
Income taxes payable	(2,593)	7,058	(10,208)
Net cash flows from operations	6,147	59,781	69,453
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,182)	(17,679)	(13,942)
Purchase of minority interest	—	(200)	(855)
Investment in nonconsolidated subsidiary	(2,450)	(1,715)	—
Acquisitions, net of cash acquired	(125,446)	—	—
Dividends to minority interests	(1,796)	(1,220)	(537)
Proceeds from sale of property, plant and equipment	2,333	645	2,961
Proceeds from sale to minority shareholder	—	76	1,253
Other, net	(6,132)	(1,023)	(2,606)
Net cash flows from investing activities	(150,673)	(21,116)	(13,726)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	(22,495)	10,367	(8,171)
Proceeds from long-term borrowings	263,171	767	1,249
Principal payments on long-term obligations	(91,365)	(27,388)	(33,070)
Dividends paid	(7,654)	(7,414)	(6,758)
Proceeds from exercises under stock plans	6,305	1,192	8,591
Fees paid to issue debt	(5,520)	—	—
Purchase of common treasury shares:
Stock repurchases	—	(3,351)	(14,250)
Stock plan exercises	(2,701)	(615)	(6,898)
Net cash flows from financing activities	139,741	(26,442)	(59,307)
Effect of exchange rate changes on cash and cash equivalents	1,650	1,608	(1,428)
Net change in cash and cash equivalents	(3,135)	13,831	(5,008)
Cash and cash equivalents—beginning of year	33,345	19,514	24,522
Cash and cash equivalents—end of year	$30,210	$33,345	$19,514

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three-year period ended December 25, 2004

(Dollars in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned restricted stock	Total shareholders’ equity
Balance at December 29, 2001	$27,900	$—	$264,854	$(11,957)	$(54,986)	$—	$225,811
Comprehensive income:
Net earnings	—	—	33,629	—	—	—	33,629
Currency translation adjustment	—	—	—	1,908	—	—	1,908
Total comprehensive income	—	—	—	—	—	—	35,537
Cash dividends ($0.29 per share)	—	—	(6,952)	—	—	—	(6,952)
Purchase of treasury shares:
Stock repurchases, 820,932 shares	—	—	—	—	(14,250)	—	(14,250)
Stock plan exercises, 291,935 shares	—	—	—	—	(6,898)	—	(6,898)
Stock options exercised; 507,723 shares issued	—	(1,975)	(2,426)	—	10,916	—	6,515
Tax benefit from exercise of stock options	—	1,882	—	—	—	—	1,882
Stock awards; 18,795 shares issued	—	93	—	—	282	—	375
Balance at December 28, 2002	27,900	—	289,105	(10,049)	(64,936)	—	242,020
Comprehensive income:
Net earnings	—	—	25,487	—	—	—	25,487
Currency translation adjustment	—	—	—	7,902	—	—	7,902
Total comprehensive income	—	—	—	—	—	—	33,389
Cash dividends ($0.315 per share)	—	—	(7,543)	—	—	—	(7,543)
Purchase of treasury shares:
Stock repurchases, 175,959 shares	—	—	—	—	(3,351)	—	(3,351)
Stock plan exercises, 29,224 shares	—	—	—	—	(615)	—	(615)
Stock options exercised; 75,876 shares issued	—	(141)	(129)	—	1,462	—	1,192
Tax benefit from exercise of stock options	—	146	—	—	—	—	146
Stock awards; 70,975 shares issued	—	(5)	—	—	1,465	(1,204)	256
Balance at December 27, 2003	27,900	—	306,920	(2,147)	(65,975)	(1,204)	265,494
Comprehensive income:
Net earnings	—	—	26,881	—	—	—	26,881
Net derivative adjustment	—	—	—	(112)	—	—	(112)
Currency translation adjustment	—	—	—	5,758	—	—	5,758
Total comprehensive income	—	—	—	—	—	—	32,527
Cash dividends ($0.32 per share)	—	—	(7,665)	—	—	—	(7,665)
Purchase of treasury shares:
Stock plan exercises, 123,497 shares	—	—	—	—	(2,701)	—	(2,701)
Stock options exercised; 397,238 shares issued	—	(1,344)	(1,388)	—	9,037	—	6,305
Tax benefit from exercise of stock options	—	1,091	—	—	—	—	1,091
Stock awards; 63,333 shares issued	—	253	—	—	439	(1,088)	(396)
Balance at December 25, 2004	$27,900	$—	$324,748	$3,499	$(59,200)	$(2,292)	$294,655

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 25, 2004

(Dollars in thousands, except per share amounts)

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated. Certain 2003 items have been reclassified to conform with 2004 presentation.

Operating Segments

ENGINEERED SUPPORT STRUCTURES:  This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries, certain international utility industries and for other specialty applications;

UTILITY SUPPORT STRUCTURES:  This segment consists of the manufacture of engineered steel and concrete structures primarily for the North American utility industry;

COATINGS:  This segment consists of galvanizing, anodizing and powder coating services;

IRRIGATION:  This segment consists of the manufacture of agricultural irrigation equipment and related parts and services; and

TUBING:  This segment consists of the manufacture of tubular products for industrial customers.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, consisted of 52 weeks.

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

Change in Accounting

The Financial Accounting Standards Board (FAS) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), was revised in December 2003 and is applicable to public entities that have interests in variable interest entities for periods ending after December 15, 2003. Under FIN 46R, the assets, liabilities and results of operations of variable interest entities are required to be reported in the consolidated financial statements of their primary beneficiaries. The Company assessed its relationships with variable interest entities and determined that it is the primary beneficiary in a variable interest entity related to the Company’s lease of transportation equipment. In the fourth quarter of 2003, the Company recorded a cumulative effect of a change in accounting of $366 (net of related tax effects of $210). In addition, the Company recorded a net increase to property, plant and equipment of $9,305 and an increase to interest-bearing debt of $9,881.

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective December 30, 2001. Also, recorded goodwill was tested for impairment by comparing the fair value to its carrying value. Based on the initial impairment test, the Company recorded a cumulative effect of change in accounting principle of $0.5 million in 2002 related to its investment in a consulting business in the Irrigation segment that provides environmental and wastewater management consulting services.

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

Accumulated Other Comprehensive Income (Loss)

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Cumulative translation adjustments are included as a separate component of “Accumulated other comprehensive income (loss)”.   Accumulated other comprehensive income (loss) consisted of the following as of December 25, 2004, December 27, 2003 and December 28, 2002:

(in thousands)	2004	2003	2002

Foreign currency translation adjustment	$3,611	$(2,147)	$(10,049)
Net derivative adjustment	(112)	—	—
Balance, end of period	$3,499	$(2,147)	$(10,049)

Revenue Recognition

Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer.  Customer acceptance provisions exist only in the design stage of our products.  No general rights of return exist for customers once the product has been delivered.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Stock Options

The Company accounts for its stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Note 10 to the Consolidated Financial Statements provides a detailed discussion of the Company’s stock option plans.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2004	2003	2002
Net earnings as reported	$26,881	$25,487	$33,629
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	330	181	236
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,969	2,475	3,059
Pro forma	$25,242	$23,193	$30,806

Earnings per share as reported:
Basic	$1.13	$1.07	$1.40

Diluted	$1.10	$1.05	$1.37

Pro forma:
Basic	$1.06	$0.97	$1.29

Diluted	$1.03	$0.95	$1.25

The fair value of each option grant commencing with grants made in 1996 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Expected volatility	29%	35%	46%
Risk-free interest rate	3.01%	1.97%	1.95%
Expected life from vesting date	2.3 yrs.	2.3 yrs.	2.9 yrs.
Dividend yield	1.51%	1.53%	1.48%

Derivatives and financial instruments

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in the fair value of derivatives are recorded in earnings unless the normal purchase or sale exception applies or hedge accounting is elected.

The Company enters into derivative instruments consisting of swap agreements to fix prices for a portion of future natural gas usage requirements. These instruments have been designated, documented and assessed for hedge relationships, which resulted in cash flow hedges that require the Company to record these derivatives at their fair value as assets or liabilities on the balance sheet with an offset in “Accumulated other comprehensive income (loss)”. Amounts are removed from “Accumulated other comprehensive income (loss)” as the underlying transactions occur and realized gains or losses are recorded.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital.  SFAS No. 123R is effective beginning in the company’s third quarter of fiscal 2005. The Company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its results of operations and cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this pronouncement, abnormal amounts of these costs are required to be charged against earnings rather than included in the cost of inventory on the balance sheet. SFAS No. 151 will be effective at the beginning of the company’s 2006 fiscal year. The Company does not believe this pronouncement will have a significant effect on its financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 amends existing guidance regarding the accounting for nonmonetary exchanges of similar productive assets. Under this pronouncement, the accounting for exchanges of similar productive assets that are not expected to significantly change the future cash flows of an entity will be an exception to the general rule that exchanges are accounted for based on the relative fair values of the exchanged assets. This pronouncement is effective at the beginning of the company’s third quarter of fiscal 2005. The Company does not believe this pronouncement will have a significant effect on its financial statements.

(2)           ACQUISITIONS

On April 16, 2004, the Company acquired all the outstanding shares of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures serving primarily the electrical utility industry. The results of Newmark are included in the consolidated financial statements of the Company since that date. The Company finalized the purchase price allocation of this acquisition in 2004. The total cost of the acquisition (including transaction costs) was $110,147 in cash, plus the assumption of $11,506 of interest-bearing debt, which was repaid after the acquisition. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At April 16, 2004
Current assets	$31,011
Property, plant and equipment	32,356
Intangible assets	48,107
Goodwill	42,628

Total assets acquired	154,102

Current liabilities	(17,614)
Deferred income taxes	(23,629)
Long-term debt	(2,712)

Total liabilities assumed	(43,955)

Net assets acquired	$110,147

Of the $48,107 of intangible assets, $11,111 was assigned to trademarks and trade names that are not subject to amortization. The assets that make up the remainder of the acquired intangible assets are customer relationships of $34,068 (20-year useful life), patents and proprietary technology of $1,969 (weighted average useful life of 14.7 years), and computer software of $959 (7-year useful life). The goodwill related to the acquisition was $42,628 and was assigned to the Utility Support Structures segment. The reasons for the acquisition included broadening the Company’s product line to include concrete support structures and combinations of steel and concrete structures to better meet customer needs, acquiring a trained workforce and experienced management team, and providing certain synergies to help the Company compete more effectively in the utility transmission and distribution structures industry.

On May 24, 2004, the Company acquired all the outstanding shares of W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles primarily serving street and area lighting customers. Whatley’s operations are included in the Company’s consolidated financial statements since the acquisition date. The total purchase price amounted to $9,327 in cash (including transaction costs). Goodwill of $6,831 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures segment. The Company acquired Whatley to broaden its product line in lighting structures to include fiberglass poles, to acquire a trained workforce, and to gain leverage from combining the respective sales distribution groups.

On August 2, 2004, the Company acquired substantially all the net assets of Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Sigma’s operations are included in the

Company’s consolidated financial statements since the acquisition date. The purchase price for the net assets of this business was $6,285 in cash. Goodwill of $395 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures segment. The Company acquired Sigma to broaden its expertise in and coverage of the sign structures industry.

The Company’s summary proforma results of operations for the fiscal years ended December 25, 2004 and December 27, 2003, assuming that the transactions occurred at the beginning of the periods presented are as follows:

	Fiscal Years Ended
	December 25, 2004	December 27, 2003
Net sales	$1,065,398	$938,740
Net earnings	28,304	25,772
Proforma earnings per share — diluted	$1.15	$1.06

(3)           CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2004	2003	2002
Interest	$14,995	$9,947	$11,701
Income taxes	21,533	4,294	26,233

(4)           INVENTORIES

At December 25, 2004, approximately 56% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.  The excess of replacement cost of inventories over the LIFO value is approximately $30,700 and $9,800 at December 25, 2004 and December 27, 2003, respectively.

Inventories consisted of the following:

	2004	2003
Raw materials and purchased parts	$121,484	$63,121
Work-in-process	20,696	9,038
Finished goods and manufactured goods	75,526	54,087
Subtotal	217,706	126,246
LIFO reserve	30,718	9,771
Net inventory	$186,988	$116,475

(5)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

	2004	2003
Land and improvements	$22,448	$21,905
Buildings and improvements	133,311	115,914
Machinery and equipment	259,861	236,286
Transportation equipment	18,470	18,279
Office furniture and equipment	55,371	51,660
Construction in progress	4,536	4,634
	$493,997	$448,678

The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $10,208, $9,202 and $10,262 for fiscal 2004, 2003 and 2002, respectively.

Minimum lease payments under operating leases expiring subsequent to December 25, 2004 are:

Fiscal year ending
2005	$8,217
2006	6,964
2007	5,708
2008	3,445
2009	1,300
Subsequent	2,830
Total minimum lease payments	$28,464

(6)           GOODWILL AND INTANGIBLE ASSETS

The Company’s annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2004. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet were not impaired.

Amortized Intangible Assets

The components of amortized intangible assets at December 25, 2004 and December 27, 2003 are as follows:

	As of December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$4,911	18 years
Proprietary Software & Database	2,609	1,335	6 years
Patents & Proprietary Technology	2,839	120	14 years
Non-compete Agreements	331	33	5 years
	$53,470	$6,399

	As of December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Life
Customer Relationships	$11,500	$2,634	12 years
Proprietary Software & Database	1,650	908	5 years
	$13,150	$3,542

Amortization expense for intangible assets was $2,856, $1,288 and $1,288 for the fifty-two week periods ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2005	$3,606
2006	3,359
2007	3,276
2008	3,276
2009	3,244

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark and Sigma trade names are $4,750, $11,111 and $405, respectively. The Newmark and Sigma trade names arose from 2004 acquisitions, and the PiRod trade name (which arose from a 2001 acquisition) has not changed in the fifty-two weeks ended December 25, 2004.

The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2004. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names as reported on its Consolidated Balance Sheet were not impaired.

Goodwill

The carrying amount of goodwill by segment as of December 25, 2004 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 27, 2003	$12,587	$—	$42,192	$981	$262	$56,022
Acquisitions	7,226	42,628	—	—	—	49,854
Foreign Currency Translation	146	—	—	—	—	146
Balance December 25, 2004	$19,959	$42,628	$42,192	$981	$262	$106,022

The carrying amount of goodwill by segment as of December 27, 2003 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 28, 2002	$12,236	$—	$42,192	$981	$262	$55,671
Foreign Currency Translation	351	—	—	—	—	351
Balance December 27, 2003	$12,587	$—	$42,192	$981	$262	$56,022

(7)           BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings totaling $26,322. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The unused borrowings under the lines of credit were $22,744 at December 25, 2004. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 2.64% at December 25, 2004 and 3.16% at December 27, 2003.

(8)           INCOME TAXES

Income tax expense (benefit) consists of:

	2004	2003	2002
Current:
Federal	$12,725	$5,299	$12,874
State	1,206	738	1,192
Foreign	6,897	5,647	3,711
	$20,828	$11,684	$17,777

Deferred:
Federal	$(3,994)	$4,402	$3,351
State	(199)	170	348
Foreign	(508)	278	161
	(4,701)	4,850	3,860
	$16,127	$16,534	$21,637

The reconciliations of the statutory Federal income tax rate and the effective tax rate follows:

	2004	2003	2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	2.7%	1.6%	2.0%
Carryforwards, credits and changes in valuation allowances	(2.0)%	(1.0)%	(1.7)%
Other	0.3%	0.7%	1.2%
	36.0%	36.3%	36.5%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2004	2003
Deferred income tax assets:
Accrued expenses and allowances	$1,025	$4,497
Accrued insurance	2,413	846
Tax credit and net operating loss carryforwards	2,686	1,690
Inventory allowances	7,501	2,449
Accrued warranty	1,533	1,682
Deferred compensation	9,101	9,387
Nonconsolidated subsidiaries	2,115	2,213
Gross deferred income tax assets	26,374	22,764
Valuation allowance	(2,377)	(2,838)
Net deferred income tax assets	$23,997	$19,926
Deferred income tax liabilities:
Property, plant and equipment	$23,445	$17,253
Intangible assets	22,164	1,119
Lease transactions	2,622	5,695
Other liabilities	6,447	7,704
Total deferred income tax liabilities	54,678	31,771
Net deferred income tax liabilities	$30,681	$11,845

At December 25, 2004 and at December 27, 2003, management of the Company reviewed recent operating results and projected future operating results. The Company’s belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years, as well as available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The currency translation adjustments in “Accumulated other comprehensive income (loss)” are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company’s foreign subsidiaries (approximately $53,853 and $42,583 at December 25, 2004 and December 27, 2003, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005.  The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after the Treasury Department provides additional clarification on key elements of the provision.  The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.  The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $57,501.  The related potential range of income tax is between zero and $20,126.

(9)           LONG-TERM DEBT

	2004	2003
6.875% Senior Subordinated Notes(a)	$150,000	$—
Term Loan(b)	75,000	—
6.80% to 8.08% promissory notes, unsecured	—	80,000
Revolving credit agreement(c)	71,100	40,000
6.91% secured loan(d)	9,496	9,881
IDR Bonds(e)	8,500	8,500
2.18% to 6.70% notes	8,679	11,281
Total long-term debt	322,775	149,662
Less current installments of long-term debt	7,962	15,009
Long-term debt, excluding current installments	$314,813	$134,653

(a)           The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due May 2014.  The notes may be repurchased after five years at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

(b)           The $75 million term loan is with a group of banks and is unsecured.  Principal payments are due beginning in 2005 through 2009.  The term loan interest accrues at the Company’s option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 75-175 basis points (inclusive of facility fees), depending on the Company’s ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA).  This loan may be prepaid at any time without penalty.  The effective interest rate at December 25, 2004 was 4.125%.

(c)           The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of May 4, 2009. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The revolving credit agreement interest accrues at the Company’s option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 75-175 basis points (inclusive of facility fees), depending on the Company’s ratio of total debt to EBITDA. The effective interest rate at December 25, 2004 was 3.7921%.

(d)           The secured loan is through a finance company and is related to transportation equipment.  The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan.  The loan may be prepaid at any time without penalty.

(e)           The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rate at December 25, 2004 was 1.97%.

The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. The Company is in compliance with all debt covenants at December 25, 2004.

The minimum aggregate maturities of long-term debt for each of the four years following 2005 are: $8,797, $18,119, $25,538, and $94,851.

(10)         STOCK PLANS

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At December 25, 2004, 1,108,631 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

Following is a summary of the activity of the stock plans during 2002, 2003 and 2004:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2001	3,464,844	$16.37
Granted	597,101	20.96
Exercised	(507,723)	(12.63)
Forfeited	(85,434)	(17.93)
Outstanding at December 28, 2002	3,468,788	$17.67

Options exercisable at December 28, 2002	2,074,549	$17.34

Weighted average fair value of options granted during 2002		$8.88

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2002	3,468,788	$17.67
Granted	326,300	22.81
Exercised	(75,876)	(15.81)
Forfeited	(15,032)	(18.44)
Outstanding at December 27, 2003	3,704,180	$18.16

Options exercisable at December 27, 2003	2,651,056	$17.75

Weighted average fair value of options granted during 2003		$6.62

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2003	3,704,180	$18.16
Granted	399,337	24.09
Exercised	(411,238)	(16.13)
Forfeited	(65,863)	(24.49)
Outstanding at December 25, 2004	3,626,416	$18.93

Options exercisable at December 25, 2004	2,737,698	$17.86

Weighted average fair value of options granted during 2004		$5.98

Following is a summary of the status of stock options outstanding at December 25, 2004:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 6.00-16.69	1,360,913	4.68 years	$ 14.84	1,271,580	$14.97
17.28-21.78	1,231,424	4.53 years	19.69	1,148,557	19.66
21.80-25.23	1,034,079	8.00 years	23.40	317,561	22.90
	3,626,416			2,737,698

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including restricted stock and stock issued in lieu of cash bonuses. Under each arrangement, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units will be settled in Company stock when the restriction period ends. During fiscal 2004, 2003 and 2002, the Company granted restricted stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2004	2003	2002
Shares issued	66,883	68,913	17,680
Weighted-average per share price on grant date	$24.02	$22.71	$20.18
Compensation expense	$532	$286	$372

At December 25, 2004, the amount of deferred stock-based compensation granted, but to be recognized over future periods, was approximately $2,980.

(11)         EARNINGS PER SHARE

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2004:
Net earnings	$26,881	$—	$26,881
Shares outstanding (000’s)	23,889	631	24,520
Per share amount	$1.13	$.03	$1.10
2003:
Net earnings	$25,487	$—	$25,487
Shares outstanding (000’s)	23,805	553	24,358
Per share amount	$1.07	$.02	$1.05
2002:
Net earnings	$33,629	$—	$33,629
Shares outstanding (000’s)	23,947	609	24,556
Per share amount	$1.40	$.03	$1.37

At the end of fiscal years 2004, 2003, and 2002, there were 0.1 million, 0.1 million, and 0.4 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

(12)         TREASURY STOCK

Repurchased shares are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity.” When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to “Additional Paid-In Capital.”

(13)         EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 15% of annual pay, on a pretax and/or after-tax basis. The Company may also make basic, matching and/or supplemental contributions to the Plan. In addition, the Company has a money purchase pension plan and a profit sharing plan covering the employees of PiRod, Inc., which were merged into the VERSP plan in 2002. The 2004, 2003 and 2002 Company contributions to these plans amounted to approximately $4,700, $5,200 and $5,700, respectively.

The Company also offers a fully-funded, non-qualified deferred contribution plan for certain Company executives who otherwise would be limited in making pretax contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $14.5 million and $13.1 million at December 25, 2004 and December 27, 2003, respectively. Such amounts are included in “Other assets” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

(14)         RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general & administrative expenses” on the Consolidated Statements of Operations. Research and development expenses were approximately $5,500 in 2004, $6,000 in 2003, and $5,400 in 2002.

(15)         DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 25, 2004, the carrying amount of the Company’s long-term debt was $322,775 with an estimated fair value of approximately $329,538.   At December 27, 2003, the carrying amount of the Company’s long-term debt was $149,662 with an estimated fair value of approximately $159,264.

(16)         DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages risk using derivative financial instruments to partially hedge the risk of increased natural gas supply prices on the Company’s earnings. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counter-parties who are recognized, stable multinational banks.

The Company classifies a derivative financial instrument as a hedge if all of the following conditions are met:

1.	The item to be hedged must expose the Company to currency, interest or price risk.

2.

It must be probable that the results of the hedge position substantially offset the effects of currency, interest or price changes on the hedged item (e.g., there is a high correlation between the hedge position and changes in market value of the hedged item).

3.	The derivative financial instrument must be designated as a hedge of the item at the inception of the hedge.

Natural Gas Prices: Natural gas supplies to meet production requirements of production facilities are purchased at market prices. Natural gas market prices are volatile and the Company effectively fixes prices for a portion of its natural gas usage requirements of certain of its U.S. facilities through the use of swaps. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. While there is a strong correlation between the NYMEX futures contract prices and the Company’s delivered cost of natural gas, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

Annual consolidated purchase requirements are approximately 700,000 MMBtu. Derivative contracts and firm purchase commitments were in place at December 25, 2004 to cover approximately 50% of estimated natural gas requirements through April 2005 and approximately 25% of estimated requirements for June 2005.

A swap is a contract between the Company and a third party to exchange cash based on a designated price. Basis swap contracts require payments to or from the Company for the amount that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to swap and basis swap agreements. At December 25, 2004, the Company had open swaps totaling 160,000 MMBtu with a total unrealized loss of $114. These swaps were accounted for as a cash flow hedge. The effective portion of the hedge was $112 and is classified as “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheet at December 25, 2004.

Gains and losses on settlement of these contracts and premium payments on option contracts are credited or charged to cost of sales in the month in which the hedged transaction closes. The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

(17)         GUARANTEES

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also requires, at the time a company issues a guarantee, the recognition of an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee, and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company has guaranteed the repayment of two bank loans of certain nonconsolidated equity investees. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but are limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 25, 2004, the maximum amount of the guarantees was approximately $5.6 million. These loan guarantees are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of these guarantees of $1.1 million in “Other noncurrent liabilities” at December 27, 2003 and is unchanged at December 25, 2004.  In September 2003, the Company refinanced the synthetic lease on its corporate headquarters building. The lease has an initial term of 5 years and the Company may, at any time, elect to exercise a purchase option. If the Company elects not to purchase the building or renew the lease, the building is returned to the lessor for remarketing. As part of the new lease, the Company issued a residual value guarantee of $30.1 million. In accordance with FIN 45, the Company recorded the fair value of that guarantee of $1.7 million in “Other noncurrent liabilities” at December 27, 2003.  The value of that guarantee is $1.3 million at December 25, 2004.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Changes in the product warranty accrual for the years ended December 25, 2004 and December 27, 2003 were as follows:

	2004	2003

Balance, beginning of period	$6,961	$5,571
Payments made	(7,971)	(6,330)
Change in liability for warranties issued during the period	7,278	6,310
Change in liability for pre-existing warranties	17	1,410
Balance, end of period	$6,285	$6,961

(18)         STOCKHOLDERS’ RIGHT PLAN

Each share of common stock carries with it one half preferred stock purchase right (“Right”). The Right becomes exercisable ten days after a person (other than Robert B. Daugherty, the founder of the Company, and his related persons and entities) acquires or commences a tender offer for 15% or more of the Company’s common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $100, subject to adjustment. The Right expires on December 19, 2005 and may be redeemed at the option of the Company at $.01 per Right, subject to adjustment. Under certain circumstances, if (i) any person becomes an Acquiring Person or (ii) the Company is acquired in a merger or other business combination, each holder of a Right (other than the Acquiring Person) will have the right to receive, upon exercise of the Right, shares of common stock (of the Company under (i) and of the acquiring company under (ii)) having a value of twice the exercise price of the Right.

(19)         BUSINESS SEGMENTS

In the fourth quarter of 2004, the Company reorganized its management structure to better serve the electrical utility industry by its North American steel and concrete utility businesses.  The results of these operations were previously reported in the Engineered Support Structures Segment and the former Concrete Support Structures Segment, respectively.  Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.  Figures for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Therefore, the Company reports its businesses as five reportable segments:

ENGINEERED SUPPORT STRUCTURES:  This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries, certain international utility industries and for other specialty applications;

UTILITY SUPPORT STRUCTURES:  This segment consists of the manufacture of engineered steel and concrete structures primarily for the North American utility industry;

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

Summary by Business Segments

	2004	2003	2002
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$293,761	$249,438	$228,605
Specialty	92,281	69,926	77,490
Utility	14,891	10,634	7,106
Engineered Support Structures segment	400,933	329,998	313,201
Utility Support Structures segment:
Steel	127,330	76,842	123,495
Concrete	49,042	—	—
Utility Support Structures segment	176,372	76,842	123,495
Coatings segment	88,080	103,692	111,704
Irrigation segment	297,985	280,780	264,844
Tubing segment	83,398	57,783	57,716
Other	17,976	17,676	16,974
Total	1,064,744	866,771	887,934
INTERSEGMENT SALES:
Coatings	14,569	12,553	15,669
Irrigation	175	872	162
Tubing	14,765	12,950	12,326
Other	3,760	2,771	4,879
Total	33,269	29,146	33,036
NET SALES:
Engineered Support Structures segment:
Lighting & Traffic	293,761	249,438	228,605
Specialty	92,281	69,926	77,490
Utility	14,891	10,634	7,106
Engineered Support Structures segment	400,933	329,998	313,201
Utility Support Structures segment:
Steel	127,330	76,842	123,495
Concrete	49,042	—	—
Utility Support Structures segment	176,372	76,842	123,495
Coatings segment	73,511	91,139	96,035
Irrigation segment	297,810	279,908	264,682
Tubing segment	68,633	44,833	45,390
Other	14,216	14,905	12,095
Total	$1,031,475	$837,625	$854,898

	2004	2003	2002

OPERATING INCOME (LOSS):
Engineered Support Structures segment	$31,607	$26,258	$26,890
Utility Support Structures segment	7,145	(5,557)	17,348
Coatings segment	4,231	6,798	13,832
Irrigation segment	35,442	34,574	30,827
Tubing segment	13,408	6,506	8,050
Other.	(2,837)	(2,133)	(1,664)
Corporate	(18,884)	(11,823)	(24,994)
Total	70,112	54,623	70,289
Interest expense, net	(14,740)	(8,802)	(10,674)
Debt prepayment expense	(9,860)	—	—
Miscellaneous	(679)	(276)	(337)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	$44,833	$45,545	$59,278

TOTAL ASSETS:
Engineered Support Structures	$296,729	$256,785	$226,431
Utility Support Structures	225,314	39,436	41,678
Coatings	83,195	93,140	97,537
Irrigation	143,927	140,833	136,800
Tubing	31,606	24,060	29,447
Other	9,023	5,633	4,328
Corporate	46,314	44,910	42,350
Total	$836,108	$604,797	$578,571

	2004	2003	2002
CAPITAL EXPENDITURES:
Engineered Support Structures	$6,288	$9,317	$4,979
Utility Support Structures	4,061	860	212
Coatings	1,484	1,919	5,414
Irrigation	2,922	4,072	1,993
Tubing	1,211	593	1,055
Other	415	298	163
Corporate	801	620	126
Total	$17,182	$17,679	$13,942

DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$13,445	$15,800	$16,148
Utility Support Structures	6,733	697	780
Coatings	4,690	5,168	4,943
Irrigation	7,729	8,235	8,163
Tubing	1,968	2,076	1,973
Other	670	479	71
Corporate	3,409	2,142	1,864
Total	$38,644	$34,597	$33,942

Summary by Geographical Area by Location of Valmont Facilities:

	2004	2003	2002
NET SALES:
United States	$800,015	$630,479	$687,802
France	67,323	61,663	50,826
Other	164,137	145,483	116,270
Total	$1,031,475	$837,625	$854,898

OPERATING INCOME:
United States	$49,222	$35,795	$55,605
France	1,338	888	2,537
Other	19,552	17,940	12,147
Total	$70,112	$54,623	$70,289

LONG-LIVED ASSETS:
United States	$372,246	$248,746	$250,870
France	12,451	13,417	12,807
Other	22,906	21,524	19,966
Total	$407,603	$283,687	$283,643

No single customer accounted for more than 10% of net sales in 2004, 2003, or 2002. Net sales by geographical area are based on the location of the facility producing the sales.   No foreign country other than that disclosed herein accounted for more than 5% of our net sales.

Operating income by business segment and geographical areas are based on net sales less identifiable operating expenses and allocations.

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, other intangible assets and other assets. Long-lived assets by geographical area are based on location of facilities.

(20)         GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

On May 4, 2004, the Company completed a $150,000 offering of 6 7/8% Senior Subordinated Notes.  The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of the Company’s current and future direct and indirect domestic subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

Condensed consolidated financial information for the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows:

Consolidated Statements of Operations

For the Year ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$588,679	$133,731	$282,338	$(57,836)	$946,912
Services sales	50,123	34,288	14,721	(14,569)	84,563
Net sales	638,802	168,019	297,059	(72,405)	1,031,475
Product cost of sales	458,024	106,905	212,501	(57,179)	720,251
Services cost of sales	39,295	30,122	10,454	(14,569)	65,302
Total cost of sales	497,319	137,027	222,955	(71,748)	785,553
Gross profit	141,483	30,992	74,104	(657)	245,922
Selling, general and administrative expenses	100,374	25,003	50,433	—	175,810
Operating income	41,109	5,989	23,671	(657)	70,112
Other income (deductions):
Interest expense	(15,048)	(19)	(1,132)	126	(16,073)
Interest income	159	4	1,296	(126)	1,333
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	7	(1,919)	1,233	—	(679)
	(24,742)	(1,934)	1,397	—	(25,279)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	16,367	4,055	25,068	(657)	44,833
Income tax expense:
Current	9,345	2,188	9,295	—	20,828
Deferred	(3,036)	(544)	(1,121)	—	(4,701)
	6,309	1,644	8,174	—	16,127
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	10,058	2,411	16,894	(657)	28,706

Minority interest	—	—	(2,397)	—	(2,397)
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,480	—	30	(16,938)	572
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881

Consolidated Statements of Operations

For the Year Ended December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$483,725	$58,503	$239,988	$(40,987)	$741,229
Services sales	47,909	46,271	14,769	(12,553)	96,396
Net sales	531,634	104,774	254,757	(53,540)	837,625
Product cost of sales	366,883	48,722	180,450	(41,491)	554,564
Services cost of sales	37,910	39,036	10,678	(12,553)	75,071
Total cost of sales	404,793	87,758	191,128	(54,044)	629,635
Gross profit	126,841	17,016	63,629	504	207,990
Selling, general and administrative expenses	90,064	18,554	44,749	—	153,367
Operating income	36,777	(1,538)	18,880	504	54,623
Other income (deductions):
Interest expense	(9,010)	(26)	(1,129)	268	(9,897)
Interest income	289	—	1,074	(268)	1,095
Miscellaneous	(410)	14	120	—	(276)
	(9,131)	(12)	65	—	(9,078)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	27,646	(1,550)	18,945	504	45,545

Income tax expense:
Current	8,328	(2,422)	5,778	—	11,684
Deferred	2,807	1,637	406	—	4,850
	11,135	(785)	6,184	—	16,534
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	16,511	(765)	12,761	504	29,011
Minority interest	—	—	(2,222)	—	(2,222)
Equity in earnings/(losses) of nonconsolidated subsidiaries	8,838	—	—	(9,774)	(936)
Cumulative effect of change in accounting principle	(366)	—	—	—	(366)
Net earnings	$24,983	$(765)	$10,539	$(9,270)	$25,487

Consolidated Statements of Operations

For the Year Ended December 28, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$525,566	$77,684	$205,696	$(48,353)	$760,593
Services sales	55,461	44,027	10,486	(15,669)	94,305
Net sales	581,027	121,711	216,182	(64,022)	854,898
Product cost of sales	384,552	63,315	154,959	(48,047)	554,779
Services cost of sales	40,851	35,301	8,160	(15,669)	68,643
Total cost of sales	425,403	98,616	163,119	(63,716)	623,422
Gross profit	155,624	23,095	53,063	(306)	231,476
Selling, general and administrative expenses	104,685	19,617	36,885	—	161,187
Operating income	50,939	3,478	16,178	(306)	70,289
Other income (deductions):
Interest expense	(10,532)	(58)	(1,537)	405	(11,722)
Interest income	562	7	884	(405)	1,048
Miscellaneous	35	21	(393)	—	(337)
	(9,935)	(30)	(1,046)	—	(11,011)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	41,004	3,448	15,132	(306)	59,278
Income tax expense:
Current	12,213	944	4,620	—	17,777
Deferred	3,340	478	42	—	3,860
	15,553	1,422	4,662	—	21,637
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	25,451	2,026	10,470	(306)	37,641

Minority interest	—	—	(1,170)	—	(1,170)
Equity in earnings/(losses) of nonconsolidated subsidiaries	8,484	—	—	(10,826)	(2,342)
Cumulative effect of change in accounting principle	—	—	(500)	—	(500)
Net earnings	$33,935	$2,026	$8,800	$(11,132)	$33,629

CONSOLIDATED BALANCE SHEETS

December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$966	$3,694	$25,550	$—	$30,210
Receivables, net	79,280	28,310	80,975	(53)	188,512
Inventories	95,922	38,488	53,802	(1,224)	186,988
Prepaid expenses	2,382	915	5,111	—	8,408
Refundable and deferred income taxes	9,389	3,042	1,956	—	14,387
Total current assets	187,939	74,449	167,394	(1,277)	428,505
Property, plant and equipment, at cost	321,074	72,727	100,196	—	493,997
Less accumulated depreciation and amortization	201,559	24,403	62,380	—	288,342
Net property, plant and equipment	119,515	48,324	37,816	—	205,655
Goodwill	20,370	73,375	12,277	—	106,022
Other intangible assets	832	59,771	2,734	—	63,337
Investment in subsidiaries and intercompany accounts	352,291	35,367	(8,566)	(379,092)	—
Other assets	32,554	41	1,894	(1,900)	32,589
Total assets	$713,501	$291,327	$213,549	$(382,269)	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,860	$26	$3,076	$—	$7,962
Notes payable to banks	—	—	4,682	—	4,682
Accounts payable	21,382	10,312	38,285	—	69,979
Accrued expenses	41,692	5,771	19,096	(53)	66,506
Dividends payable	1,932	—	—	—	1,932
Total current liabilities	69,866	16,109	65,139	(53)	151,061
Deferred income taxes	16,854	21,610	4,175	—	42,639
Long-term debt, excluding current installments	313,368	94	3,251	(1,900)	314,813
Other noncurrent liabilities	21,600	—	1,233	—	22,833
Minority interest in consolidated subsidiaries	—	—	10,107	—	10,107
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	14,448	(28,697)	27,900
Additional paid-in capital	—	159,081	67,721	(226,802)	—
Retained earnings	325,405	80,184	43,976	(124,817)	324,748
Accumulated other comprehensive loss	—	—	3,499	—	3,499
Treasury stock	(59,200)	—	—	—	(59,200)
Unearned restricted stock	(2,292)	—	—	—	(2,292)
Total shareholders’ equity	291,813	253,514	129,644	(380,316)	294,655
Total liabilities and shareholders’ equity	$713,501	$291,327	$213,549	$(382,269)	$836,108

CONSOLIDATED BALANCE SHEETS

December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,982	$612	$30,751	$—	$33,345
Receivables, net	60,935	17,660	73,269	(99)	151,765
Inventories	62,290	15,659	39,100	(574)	116,475
Prepaid expenses	2,978	451	5,193	—	8,622
Refundable and deferred income taxes	9,784	933	186	—	10,903
Total current assets	137,969	35,315	148,499	(673)	321,110
Property, plant and equipment, at cost	313,542	38,926	96,210	—	448,678
Less accumulated depreciation and amortization	183,524	18,748	56,303	—	258,575
Net property, plant and equipment	130,018	20,178	39,907	—	190,103
Goodwill	20,370	30,747	4,905	—	56,022
Other intangible assets	—	14,358	—	—	14,358
Investment in subsidiaries and intercompany accounts	190,685	50,271	4,073	(245,029)	—
Other assets	26,430	—	174	(3,400)	23,204
Deferred income taxes	—	2,757	—	(2,757)	—
Total assets	$505,472	$153,626	$197,558	$(251,859)	$604,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,843	$61	$105	$—	$15,009
Notes payable to banks	—	—	15,500	—	15,500
Accounts payable	15,340	7,893	40,023	—	63,256
Accrued expenses	34,240	4,587	17,128	(99)	55,856
Dividends payable	1,921	—	—	—	1,921
Total current liabilities	66,344	12,541	72,756	(99)	151,542
Deferred income taxes	22,641	—	2,864	(2,757)	22,748
Long-term debt, excluding current installments	128,191	120	9,742	(3,400)	134,653
Other noncurrent liabilities	20,081	—	2,035	—	22,116
Minority interest in consolidated subsidiaries	—	—	8,244	—	8,244
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	21,429	(35,677)	27,900
Additional paid-in capital	—	68,978	46,340	(115,318)	—
Retained earnings	307,494	57,739	36,295	(94,608)	306,920
Accumulated other comprehensive loss	—	—	(2,147)	—	(2,147)
Treasury stock	(65,975)	—	—	—	(65,975)
Unearned restricted stock	(1,204)	—	—	—	(1,204)
Total shareholders’ equity	268,215	140,965	101,917	(245,603)	265,494
Total liabilities and shareholders’ equity	$505,472	$153,626	$197,558	$(251,859)	$604,797

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,484	8,803	7,357	—	38,644
(Gain)/loss on sale of property, plant and equipment	517	9	601	—	1,127
Equity in (earnings)/losses of nonconsolidated subsidiaries	(542)	—	(30)	—	(572)
Minority interest	—	—	2,397	—	2,397
Deferred income taxes	(3,036)	(544)	(1,121)	—	(4,701)
Other adjustments	869	—	1,262	—	2,131
Changes in assets and liabilities:
Receivables	(17,684)	2,444	1,941	46	(13,253)
Inventories	(33,665)	(8,043)	(6,531)	(650)	(48,889)
Prepaid expenses	1,033	259	466	—	1,758
Accounts payable	1,501	(278)	(4,711)	—	(3,488)
Accrued expenses	7,442	(1,591)	182	(46)	5,987
Other noncurrent liabilities	2,076	—	(1,358)	—	718
Income taxes payable	(2,442)	1,240	(1,391)	—	(2,593)
Net cash flows from operations	6,091	4,710	13,591	(18,245)	6,147
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,249)	(1,921)	(4,012)	—	(17,182)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Acquisitions, net of cash acquired	(125,446)	—	—	—	(125,446)
Proceeds from minority interests	—	—	(1,796)	—	(1,796)
Proceeds from sale of property, plant and equipment	65	12	2,256	—	2,333
Other, net	(33,652)	11,849	(1,074)	16,745	(6,132)
Net cash flows from investing activities	(172,732)	9,940	(4,626)	16,745	(150,673)
Cash flows from financing activities:
Net repayments under short-term agreements	—	(11,388)	(11,107)	—	(22,495)
Proceeds from long-term borrowings	263,100	—	71	—	263,171
Principal payments on long-term obligations	(87,905)	(180)	(4,780)	1,500	(91,365)
Dividends paid	(7,654)	—	—	—	(7,654)
Proceeds from exercises under stock plans	6,305	—	—	—	6,305
Debt issuance costs	(5,520)	—	—	—	(5,520)
Purchase of common treasury shares:
Stock plan exercises	(2,701)	—	—	—	(2,701)
Net cash flows from financing activities	165,625	(11,568)	(15,816)	1,500	139,741
Effect of exchange rate changes on cash and cash equivalents	—	—	1,650	—	1,650
Net change in cash and cash equivalents	(1,016)	3,082	(5,201)	—	(3,135)
Cash and cash equivalents—beginning of year	1,982	612	30,751	—	33,345
Cash and cash equivalents—end of year	$966	$3,694	$25,550	$ ---	$30,210

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$24,983	$(765)	$10,539	$(9,270)	$25,487
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,656	4,945	6,996	—	34,597
(Gain)/loss on sale of property, plant and equipment	151	102	549	—	802
Cumulative effect of change in accounting Principle	366	—	—	—	366
Equity in (earnings)/losses of nonconsolidated subsidiaries	936	—	—	—	936
Minority interest	—	—	2,222	—	2,222
Deferred income taxes	2,807	1,637	406	—	4,850
Other adjustments	384	—	497	—	881
Changes in assets and liabilities:
Receivables	(7,543)	(1,599)	(1,140)	(233)	(10,515)
Inventories	6,957	1,383	811	(152)	8,999
Prepaid expenses	(714)	(14)	(2,521)	—	(3,249)
Accounts payable	4,106	(3,962)	2,059	—	2,203
Accrued expenses	(14,678)	(3,200)	1,619	233	(16,026)
Other noncurrent liabilities	703	—	467	—	1,170
Income taxes payable	6,368	(685)	1,375	—	7,058
Net cash flows from operations	47,482	(2,158)	23,879	(9,422)	59,781
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,874)	(983)	(5,822)	—	(17,679)
Purchase of minority interest	—	—	(200)	—	(200)
Investment in nonconsolidated subsidiary	(2,001)	—	286	—	(1,715)
Proceeds from minority interests	—	—	(1,220)	—	(1,220)
Proceeds from sale of property, plant and equipment	190	26	429	—	645
Proceeds from sale to minority shareholder	—	—	76	—	76
Other, net	(4,127)	3,170	(8,388)	8,322	(1,023)
Net cash flows from investing activities	(16,812)	2,213	(14,839)	8,322	(21,116)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	10,367	—	10,367
Proceeds from long-term borrowings	101	—	666	—	767
Principal payments on long-term obligations	(26,767)	(134)	(1,587)	1,100	(27,388)
Dividends paid	(7,414)	—	—	—	(7,414)
Proceeds from exercises under stock plans	1,192	—	—	—	1,192
Purchase of common treasury shares:
Stock repurchase program	(3,351)	—	—	—	(3,351)
Stock plan exercises	(615)	—	—	—	(615)
Net cash flows from financing activities	(36,854)	(134)	9,446	1,100	(26,442)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,608	—	1,608
Net change in cash and cash equivalents	(6,184)	(79)	20,094	—	13,831
Cash and cash equivalents—beginning of year	8,166	691	10,657	—	19,514

Cash and cash equivalents—end of year	$1,982	$612	$30,751	$—	$33,345

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 28, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$33,935	$2,026	$8,800	$(11,132)	$33,629
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,906	5,177	5,859	—	33,942
(Gain)/loss on sale of property, plant and equipment	2,086	(1,138)	135	—	1,083
Cumulative effect of change in accounting Principle	—	—	500	—	500
Equity in (earnings)/losses of nonconsolidated subsidiaries	2,342	—	—	—	2,342
Minority interest	—	—	1,170	—	1,170
Deferred income taxes	3,340	478	42	—	3,860
Other adjustments	357	—	(689)	—	(332)
Changes in assets and liabilities:
Receivables	9,864	7,657	(13,502)	(245)	3,774
Inventories	(5,268)	2,852	(7,955)	199	(10,172)
Prepaid expenses	(394)	(326)	485	—	(235)
Accounts payable	(4,274)	(539)	5,609	(512)	284
Accrued expenses	11,442	(2,791)	1,730	244	10,625
Other noncurrent liabilities	(849)	—	40	—	(809)
Income taxes payable	(10,453)	3,443	245	(3,443)	(10,208)
Net cash flows from operations	65,034	16,839	2,469	(14,889)	69,453

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,128)	(3,311)	(2,503)	—	(13,942)
Purchase of minority interest	—	—	(855)	—	(855)
Proceeds from minority interests	—	—	(537)	—	(537)
Proceeds from sale of property, plant and equipment	409	2,552	—	—	2,961
Proceeds from sale to minority shareholder	—	—	1,253	—	1,253
Other, net	(4,226)	(16,264)	5,495	12,389	(2,606)
Net cash flows from investing activities	(11,945)	(17,023)	2,853	12,389	(13,726)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(8,171)	—	(8,171)
Proceeds from long-term borrowings	627	234	388	—	1,249
Principal payments on long-term obligations	(31,913)	(164)	(3,493)	2,500	(33,070)
Dividends paid	(6,758)	—	—	—	(6,758)
Proceeds from exercises under stock plans	8,591	—	—	—	8,591
Purchase of common treasury shares:
Stock repurchase program	(14,250)	—	—	—	(14,250)
Stock plan exercises	(6,898)	—	—	—	(6,898)
Net cash flows from financing activities	(50,601)	70	(11,276)	2,500	(59,307)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,428)	—	(1,428)
Net change in cash and cash equivalents	2,488	(114)	(7,382)	—	(5,008)
Cash and cash equivalents—beginning of year	5,678	805	18,039	—	24,522
Cash and cash equivalents—end of year	$8,166	$691	$10,657	$ ---	$19,514

******

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
	Net	Gross		Per Share		Stock Price		Dividends
	Sales	Profit	Amount	Basic	Diluted	High	Low	Declared

2004
First	$215,897	$51,280	$5,501	$0.23	$0.22	$23.66	$19.35	$0.080
Second	266,013	66,080	2,812	0.12	0.12	23.03	19.67	0.080
Third	262,890	61,100	7,104	0.30	0.29	22.97	19.40	0.080
Fourth	286,675	67,462	11,464	0.48	0.47	25.97	20.53	0.080
Year	$1,031,475	$245,922	$26,881	$1.13	$1.10	$25.97	$19.35	$0.320
2003
First	$207,294	$52,853	$7,293	$0.31	$0.30	$21.88	$18.48	$0.075
Second	200,666	51,488	6,367	0.27	0.26	22.85	18.30	0.080
Third	202,498	47,806	4,093	0.17	0.17	21.88	17.65	0.080
Fourth	227,167	55,843	7,734	0.32	0.32	24.22	18.96	0.080
Year	$837,625	$207,990	$25,487	$1.07	$1.05	$24.22	$17.65	$0.315
2002
First	$208,648	$55,233	$6,769	$0.28	$0.28	$21.40	$14.15	$0.065
Second	225,090	61,082	10,306	0.43	0.42	21.40	16.61	0.075
Third	205,504	54,803	8,050	0.33	0.32	25.15	18.32	0.075
Fourth	215,656	60,358	8,504	0.36	0.35	25.50	17.24	0.075
Year	$854,898	$231,476	$33,629	$1.40	$1.37	$25.50	$14.15	$0.290

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

There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Valmont Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 8, 2005

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Corporate Governance”, “Certain Shareholders”, “Election of Directors”, “Director Compensation”, “Summary Compensation Table”, “Stock Option Grants in Fiscal Year 2004”, “Options Exercised in Fiscal Year 2004 and Fiscal Year End Values”, “Compensation Committee Report on Executive Compensation”, and “Long-Term Incentive Plans-Awards in Fiscal Year 2004” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to “Certain Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information about the Company’s stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 25, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,626,416	18.43	1,108,631
Equity compensation plans not approved by security holders	—	—	—
Total	3,626,416		1,108,631

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 10.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by Item 14 is incorporated by reference to the sections titled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)	Financial Statements and Schedules.

	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Operations-Three-Year Period Ended December 25, 2004	38
	Consolidated Balance Sheets-December 25, 2004 and December 27, 2003	39
	Consolidated Statements of Cash Flows-Three-Year Period Ended December 25, 2004	40
	Consolidated Statements of Shareholders’ Equity-Three-Year Period Ended December 25, 2004	41
	Notes to Consolidated Financial Statements-Three-Year Period Ended December 25, 2004	42-71

	The following financial statement schedule of the Company is included herein:

	Consolidated Financial Statement Schedule Supporting Consolidated Financial Statement
	SCHEDULE II—Valuation and Qualifying Accounts	77

	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.
	Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.

(a)(3)	Exhibits.
	Index to Exhibits, Page 79

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period

Fifty-two weeks ended December 25, 2004
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$4,363	1,443	434	5,372
Fifty-two weeks ended December 27, 2003
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$3,957	1,531	1,125	4,363

Fifty-two weeks ended December 28, 2002
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$4,842	745	1,630	3,957

*                                         The deductions from reserves are net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2005.

VALMONT INDUSTRIES, INC.

BY:	/s/ MOGENS C. BAY
Mogens C. Bay Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

/s/ MOGENS C. BAY	Director, Chairman and Chief Executive Officer	3/8/05
Mogens C. Bay	(Principal Executive Officer)	Date

/s/ TERRY J. MCCLAIN	Senior Vice President and Chief Financial Officer	3/8/05
Terry J. McClain	(Principal Financial Officer)	Date

/S/ MARK C. JAKSICH	Vice President and Controller	3/8/05
Mark C. Jaksich	(Principal Accounting Officer)	Date

Walter Scott, Jr.*	John E. Jones*
Thomas F. Madison*	Kenneth E. Stinson*
Charles D. Peebler, Jr.*	Stephen R. Lewis, Jr.*
Glen A. Barton*	K.R. (Kaj) den Daas*

* Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 8th day of March, 2005. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By	/s/ MOGENS C. BAY
Mogens C. Bay
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—

The Company’s Certificate of Incorporation, as amended. This document was filed as Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company’s By-Laws, as amended. This document was filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated by this reference.

Exhibit 4.1*	—	Rights Agreement as of December 19, 1995, between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment.

Exhibit 4.2	—

Amendment dated July 29, 2002 to Rights Agreement. This document was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and is incorporated herein by this reference.

Exhibit 4.3	—

The Company’s Credit Agreement with The Bank of New York dated May 4, 2004. This document was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.

Exhibit 4.4	—

Indenture relating to senior subordinated debt dated as of May 4, 2004, between Valmont Industries, Inc., as issuer and Wells Fargo Bank, National Association as trustee. This document was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.

Exhibit 10.1	—

The Company’s 1988 Stock Plan and certain amendments. This document was filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 and is incorporated herein by this reference.

Exhibit 10.2*	—	The Company’s 1996 Stock Plan.

Exhibit 10.3*	—	The Company’s 1999 Stock Plan, as amended.

Exhibit 10.4	—	The Company’s 2002 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 and is incorporated herein by this reference.

Exhibit 10.5	—

Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.

Exhibit 10.6	—

Form of Stock Option Agreement. This document was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and is incorporated herein by this reference.

Exhibit 10.7	—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2004 and is incorporated herein by this reference.

Exhibit 10.8	—

The Valmont Executive Incentive Plan, as amended. This document was filed as Exhibit 10(iv) to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 and is incorporated herein by this reference.

Exhibit 10.9*	—	Director Compensation summary.

Exhibit 10.10	—

The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.

Exhibit 10.11	—	VERSP Restoration Plan. This document was filed as Exhibit 10 to the Company’s Registration Statement on Form S-8 (333-64170) and is incorporated herein by this reference.

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23*	—	Consent of Deloitte & Touche LLP.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.11.

* Filed herewith.