Form 10-Q
period 2005-03-26
VALMONT INDUSTRIES INC
filed 2005-05-03
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005 or

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

24,371,551
Outstanding shares of common stock as of April 27, 2005

Index is located on page 2.

Total number of pages 29.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2005	March 27, 2004
Product sales	$247,792	$196,648
Services sales	17,949	19,249
Net sales	265,741	215,897
Product cost of sales	190,010	149,454
Services cost of sales	14,070	15,163
Total cost of sales	204,080	164,617
Gross profit	61,661	51,280
Selling, general and administrative expenses	45,554	39,531
Operating income	16,107	11,749
Other income (deductions):
Interest expense	(4,827)	(2,398)
Interest income	237	276
Miscellaneous	(148)	14
	(4,738)	(2,108)
Earnings before income taxes, minority interest and equity in losses of nonconsolidated subsidiaries	11,369	9,641
Income tax expense (benefit):
Current	2,612	5,845
Deferred	1,532	(2,316)
	4,144	3,529
Earnings before minority interest and equity in losses of nonconsolidated subsidiaries	7,225	6,112
Minority interest	(349)	(455)
Equity in losses of nonconsolidated subsidiaries	(66)	(156)
Net earnings	$6,810	$5,501
Earnings per share—Basic:
Earnings per share—Basic	$0.28	$0.23
Earnings per share—Diluted:
Earnings per share—Diluted	$0.27	$0.22
Cash dividends per share	$0.08	$0.08
Weighted average number of shares of common stock outstanding (000 omitted)	24,111	23,846
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,042	24,520

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 26, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$37,031	$30,210
Receivables, net	172,681	188,512
Inventories	176,424	186,988
Prepaid expenses	11,809	8,408
Refundable and deferred income taxes	12,472	14,387
Total current assets	410,417	428,505
Property, plant and equipment, at cost	494,264	493,997
Less accumulated depreciation and amortization	294,235	288,342
Net property, plant and equipment	200,029	205,655
Goodwill	106,058	106,022
Other intangible assets, net	62,435	63,337
Other assets	32,231	32,589
Total assets	$811,170	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,373	$7,962
Notes payable to banks	1,806	4,682
Accounts payable	69,354	69,979
Accrued expenses	58,793	66,506
Dividends payable	1,945	1,932
Total current liabilities	139,271	151,061
Deferred income taxes	44,547	42,639
Long-term debt, excluding current installments	293,482	314,813
Other noncurrent liabilities	23,663	22,833
Minority interest in consolidated subsidiaries	9,928	10,107
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	330,498	324,748
Accumulated other comprehensive income	763	3,499
Treasury stock	(56,694)	(59,200)
Unearned restricted stock	(2,188)	(2,292)
Total shareholders’ equity	300,279	294,655
Total liabilities and shareholders’ equity	$811,170	$836,108

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2005	March 27, 2004
Cash flows from operations:
Net earnings	$6,810	$5,501
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,751	8,520
(Gain)/loss on sale of property, plant and equipment	(50)	48
Equity in losses of nonconsolidated subsidiaries	66	156
Minority interest	349	455
Deferred income taxes	1,532	(2,316)
Other adjustments	(684)	20
Changes in assets and liabilities:
Receivables	13,996	1,364
Inventories	8,821	(16,039)
Prepaid expenses	(3,504)	976
Accounts payable	614	1,359
Accrued expenses	(7,143)	(3,510)
Other noncurrent liabilities	828	(136)
Income taxes payable	2,420	1,779
Net cash flows from operations	33,806	(1,823)
Cash flows from investing activities:
Purchase of property, plant & equipment	(4,045)	(3,428)
Investment in nonconsolidated subsidiary	—	(2,450)
Proceeds from sale of property and equipment	376	160
Dividends to minority interests	(90)	(596)
Other, net	562	(218)
Net cash flows from investing activities	(3,197)	(6,532)
Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	(2,845)	5,446
Principal payments on long-term obligations	(21,916)	(4,698)
Dividends paid	(1,932)	(1,921)
Proceeds from exercises under stock plans	3,861	620
Purchase of common treasury shares-Stock plan exercises	(218)	(78)
Net cash flows from financing activities	(23,050)	(631)
Effect of exchange rate changes on cash and cash equivalents	(738)	(162)
Net change in cash and cash equivalents	6,821	(9,148)
Cash and cash equivalents—beginning of period	30,210	33,345
Cash and cash equivalents—end of period	$37,031	$24,197

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.   Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of March 26, 2005 and the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 26, 2005 and March 27, 2004 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 26, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2004. The results of operations for the periods ended March 26, 2005 are not necessarily indicative of the operating results for the full year.

Inventories

At March 26, 2005, approximately 52% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was $30,300 and $30,700 at March 26, 2005 and December 25, 2004, respectively.

Inventories consisted of the following:

	March 26, 2005	December 25, 2004
Raw materials and purchased parts	$110,172	$121,484
Work-in-process	18,648	20,696
Finished goods and manufactured goods	77,905	75,526
Subtotal	206,725	217,706
LIFO reserve	30,301	30,718
Net inventory	$176,424	$186,988

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

stock. At March 26, 2005, 1,146,593 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost associated with stock options is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Thirteen weeks ended
	March 26, 2005	March 27, 2004
Net earnings
Net earnings as reported	$6,810	$5,501
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	109	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	433	487
Pro forma net earnings	$6,486	$5,079
Earnings per share
As reported: Basic	$0.28	$0.23
Diluted	$0.27	$0.22
Pro forma: Basic	$0.27	$0.21
Diluted	$0.26	$0.21

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. SFAS No. 123R is effective at the beginning of the Company’s first quarter of fiscal 2006. The Company is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on results of operations and cash flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

2.   Acquisitions

On April 16, 2004, the Company acquired all the outstanding shares of Newmark International, Inc. and the results of Newmark are included in the condensed consolidated financial statements of the Company since that date.

On May 24, 2004, the Company acquired all the outstanding shares of W.J. Whatley, Inc and Whatley’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date.

On August 2, 2004, the Company acquired substantially all the net assets of Sigma Industries, Inc. and Sigma’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date.

The Company’s summary proforma results of operations for the thirteen weeks ended March 27, 2004, assuming that these transactions occurred at the beginning of the periods presented are as follows:

Thirteen Weeks Ended March 27, 2004
Net sales	$243,036
Net income	5,678
Earnings per share-diluted	$0.23

3.   Goodwill and Intangible Assets

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2004. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet at September 25, 2004 were not impaired.

Amortized Intangible Assets

The components of amortized intangible assets at March 26, 2005 and December 25, 2004 were as follows:

	As of March 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$5,631	18 years
Proprietary Software & Database	2,609	1,451	6 years
Patents & Proprietary Technology	2,839	170	14 years
Non-compete Agreements	331	49	5 years
	$53,470	$7,301

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

	As of December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$4,911	18 years
Proprietary Software & Database	2,609	1,335	6 years
Patents & Proprietary Technology	2,839	120	14 years
Non-compete Agreements	331	33	5 years
	$53,470	$6,399

Amortization expense for intangible assets during the first quarter of 2005 and 2004 was $902 and $322, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2005	3,606
2006	3,359
2007	3,276
2008	3,276
2009	3,244
2010	3,210

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, and Sigma trade names are $4,750, $11,111, and $405 respectively. The Newmark and Sigma amounts arose from the 2004 acquisitions and the PiRod amount (which arose from a 2001 acquisition) has not changed in the thirteen weeks ended March 26, 2005.

The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2004. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 25, 2004.

Goodwill

The carrying amount of goodwill as of March 26, 2005 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 25, 2004	$19,959	$42,628	$42,192	$981	$262	$106,022
Foreign Currency Translation	36	—	—	—	—	36
Balance March 26, 2005	$19,995	$42,628	$42,192	$981	$262	$106,058

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

4.   Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 26, 2005	March 27, 2004
Interest	$2,292	$2,280
Income Taxes	175	4,015

5.   Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	BASIC EPS	DILUTIVE EFFECT OF STOCK OPTIONS	DILUTED EPS
Thirteen weeks ended
March 26, 2005:
Net earnings	$6,810	—	$6,810
Shares outstanding	24,111	931	25,042
Per share amount	$0.28	.01	$0.27
Thirteen weeks ended
March 27, 2004:
Net earnings	$5,501	—	$5,501
Shares outstanding	23,846	674	24,520
Per share amount	$0.23	.01	$0.22

At March 26, 2005 and March 27, 2004, there were 0.1 million and 0.5 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

6.   Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen weeks ended March 26, 2005 and March 27, 2004, respectively, were as follows:

	Thirteen Weeks Ended
	March 26, 2005	March 27, 2004
Net earnings	$6,810	$5,501
Net derivative adjustment	35	—
Currency translation adjustment	(2,771)	(942)
Total comprehensive income	$4,074	$4,559

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

In the fourth quarter of fiscal 2004, the Company reorganized its management reporting structure to better serve the electrical utility structure market. The Company’s North American Utility business, formerly included within the Utility product line in the Engineered Support Structures segment, was combined with the Concrete Support Structures segment and is collectively referred to as the Utility Support Structures segment. Figures for 2004 have been reclassified to conform to the 2005 presentation.

	Thirteen Weeks Ended
	March 26, 2005	March 27, 2004
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$88,278	$68,259
Specialty	16,148	15,323
Utility	4,416	3,955
	108,842	87,537
Utility Support Structures segment
Steel	43,572	22,939
Concrete	15,461	—
	59,033	22,939
Coatings segment	18,993	22,656
Irrigation segment	69,946	80,099
Tubing segment	22,067	17,323
Other	4,819	4,360
	283,700	234,914
Intersegment Sales:
Engineered Support Structures	9,072	9,947
Utility Support Structures	517	1,093
Coatings	3,611	3,682
Irrigation	7	152
Tubing	3,810	3,315
Other	942	828
	17,959	19,017
Net Sales
Engineered Support Structures	99,770	77,590
Utility Support Structures	58,516	21,846
Coatings	15,382	18,974
Irrigation	69,939	79,947
Tubing	18,257	14,008
Other	3,877	3,532
Consolidated Net Sales	$265,741	$215,897
Operating Income (loss):
Engineered Support Structures	$5,624	$3,662
Utility Support Structures	4,388	(2,221)
Coatings	766	466
Irrigation	7,220	11,845
Tubing	3,259	2,085
Other	(759)	(492)
Net corporate expense	(4,391)	(3,596)
Total Operating Income	$16,107	$11,749

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

8.   GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

On May 4, 2004, the Company completed a $150,000,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of our current and future direct and indirect domestic subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

Condensed consolidated financial information for the Parent Company, the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Condensed Consolidated Statements of Operations
For the Thirteen Weeks Ended March 26, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$154,301	$43,013	$68,175	$(17,697)	247,792
Services sales	11,779	7,443	2,339	(3,612)	17,949
Net sales	166,080	50,456	70,514	(21,309)	265,741
Product cost of sales	120,295	36,016	51,823	(18,124)	190,010
Services cost of sales	9,598	6,346	1,738	(3,612)	14,070
Total cost of sales	129,893	42,362	53,561	(21,736)	204,080
Gross profit	36,187	8,094	16,953	427	61,661
Selling, general and administrative expenses	24,808	7,950	12,796	—	45,554
Operating income	11,379	144	4,157	427	16,107
Other income (deductions):
Interest expense	(4,716)	(11)	(124)	24	(4,827)
Interest income	26	4	231	(24)	237
Miscellaneous	(13)	6	(141)	—	(148)
	(4,703)	(1)	(34)	—	(4,738)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	6,676	143	4,123	427	11,369
Income tax expense:
Current	877	129	1,606	—	2,612
Deferred	1,888	(91)	(265)	—	1,532
	2,765	38	1,341	—	4,144
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	3,911	105	2,782	427	7,225
Minority interest	—	—	(349)	—	(349)
Equity in earnings / (losses) of nonconsolidated subsidiaries	2,472	—	(82)	(2,456)	(66)
Net earnings	$6,383	$105	$2,351	$(2,029)	$6,810

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Condensed Consolidated Statements of Operations

For the Thirteen Weeks Ended March 27, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$133,921	$23,847	$49,398	$(10,518)	196,648
Services sales	11,786	8,453	2,692	(3,682)	19,249
Net sales	145,707	32,300	52,090	(14,200)	215,897
Product cost of sales	103,501	19,709	36,830	(10,586)	149,454
Services cost of sales	9,605	7,295	1,945	(3,682)	15,163
Total cost of sales	113,106	27,004	38,775	(14,268)	164,617
Gross profit	32,601	5,296	13,315	68	51,280
Selling, general and administrative expenses	23,554	6,274	9,703	—	39,531
Operating income	9,047	(978)	3,612	68	11,749
Other income (deductions):
Interest expense	(2,202)	(81)	(158)	43	(2,398)
Interest income	44	11	264	(43)	276
Miscellaneous	(12)	5	21	—	14
	(2,170)	(65)	127	—	(2,108)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	6,877	(1,043)	3,739	68	9,641
Income tax expense:
Current	4,813	(947)	1,979	—	5,845
Deferred	(2,202)	304	(418)	—	(2,316)
	2,611	(643)	1,561	—	3,529
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	4,266	(400)	2,178	68	6,112
Minority interest	—	—	(455)	—	(455)
Equity in losses of nonconsolidated subsidiaries	1,167	—	—	(1,323)	(156)
Net earnings	$5,433	$(400)	$1,723	$(1,255)	$5,501

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 26, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$9,323	$1,533	$26,175	$—	$37,031
Receivables, net	76,980	23,870	71,855	(24)	172,681
Inventories	77,961	40,897	57,566	—	176,424
Prepaid expenses	3,450	842	7,517	—	11,809
Refundable and deferred income taxes	7,209	3,297	1,966	—	12,472
Total current assets	174,923	70,439	165,079	(24)	410,417
Property, plant and equipment, at cost	322,455	73,691	98,118	—	494,264
Less accumulated depreciation and amortization	205,826	26,363	62,046	—	294,235
Net property, plant and equipment	116,629	47,328	36,072	—	200,029
Goodwill	20,370	73,376	12,312	—	106,058
Other intangible assets	819	58,952	2,664	—	62,435
Investment in subsidiaries and intercompany accounts	340,669	40,046	(6,614)	(374,101)	—
Other assets	32,660	—	1,471	(1,900)	32,231
Total assets	$686,070	$290,141	$210,984	$(376,025)	$811,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,844	$26	$2,503	$—	$7,373
Notes payable to banks	—	—	1,806	—	1,806
Accounts payable	21,865	7,799	39,690	—	69,354
Accrued expenses	36,657	4,625	17,535	(24)	58,793
Dividends payable	1,945	—	—	—	1,945
Total current liabilities	65,311	12,450	61,534	(24)	139,271
Deferred income taxes	18,894	21,774	3,879	—	44,547
Long-term debt, excluding current installments	292,127	87	3,168	(1,900)	293,482
Other noncurrent liabilities	22,445	—	1,218	—	23,663
Minority interest in consolidated subsidiaries	—	—	9,928	—	9,928
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	318,275	82,500	48,325	(118,602)	330,498
Accumulated other comprehensive income	—	—	763	—	763
Treasury stock	(56,694)	—	—	—	(56,694)
Unearned restricted stock	(2,188)	—	—	—	(2,188)
Total shareholders’ equity	287,293	255,830	131,257	(374,101)	300,279
Total liabilities and shareholders’ equity	$686,070	$290,141	$210,984	$(376,025)	$811,170

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$966	$3,694	$25,550	$—	$30,210
Receivables, net	79,280	28,310	80,975	(53)	188,512
Inventories	95,922	38,488	53,802	(1,224)	186,988
Prepaid expenses	2,382	915	5,111	—	8,408
Refundable and deferred income taxes	9,389	3,042	1,956	—	14,387
Total current assets	187,939	74,449	167,394	(1,277)	428,505
Property, plant and equipment, at cost	321,074	72,727	100,196	—	493,997
Less accumulated depreciation and amortization	201,559	24,403	62,380	—	288,342
Net property, plant and equipment	119,515	48,324	37,816	—	205,655
Goodwill	20,370	73,375	12,277	—	106,022
Other intangible assets	832	59,771	2,734	—	63,337
Investment in subsidiaries and intercompany accounts	352,291	35,367	(8,566)	(379,092)	—
Other assets	32,554	41	1,894	(1,900)	32,589
Total assets	$713,501	$291,327	$213,549	$(382,269)	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,860	$26	$3,076	$—	$7,962
Notes payable to banks	—	—	4,682	—	4,682
Accounts payable	21,382	10,312	38,285	—	69,979
Accrued expenses	41,692	5,771	19,096	(53)	66,506
Dividends payable	1,932	—	—	—	1,932
Total current liabilities	69,866	16,109	65,139	(53)	151,061
Deferred income taxes	16,854	21,610	4,175	—	42,639
Long-term debt, excluding current installments	313,368	94	3,251	(1,900)	314,813
Other noncurrent liabilities	21,600	—	1,233	—	22,833
Minority interest in consolidated subsidiaries	—	—	10,107	—	10,107
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	325,405	80,184	43,976	(124,817)	324,748
Accumulated other comprehensive income	—	—	3,499	—	3,499
Treasury stock	(59,200)	—	—	—	(59,200)
Unearned restricted stock	(2,292)	—	—	—	(2,292)
Total shareholders’ equity	291,813	253,514	129,644	(380,316)	294,655
Total liabilities and shareholders’ equity	$713,501	$291,327	$213,549	$(382,269)	$836,108

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 26, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$6,383	$105	$2,351	$(2,029)	$6,810
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	5,367	2,613	1,771	—	9,751
(Gain) / loss on sale of property, plant and equipment	4	(5)	(49)	—	(50)
Equity in (earnings) / losses of nonconsolidated subsidiaries	(16)	—	82	—	66
Minority interest	—	—	349	—	349
Deferred income taxes	1,888	(91)	(265)	—	1,532
Other adjustments	(247)	—	(437)	—	(684)
Changes in assets and liabilities:
Receivables	2,301	4,439	7,256	—	13,996
Inventories	17,962	(2,410)	(6,306)	(425)	8,821
Prepaid expenses	(1,067)	73	(2,510)	—	(3,504)
Accounts payable	483	(2,514)	2,645	—	614
Accrued expenses	(5,040)	(1,146)	(933)	(24)	(7,143)
Other noncurrent liabilities	845	—	(17)	—	828
Income taxes payable	2,334	—	86	—	2,420
Net cash flows from operations	31,197	1,064	4,023	(2,478)	33,806
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,042)	(801)	(1,202)	—	(4,045)
Proceeds from sale of property, plant and equipment	2	7	367	—	376
Proceeds from minority interests	—	—	(90)	—	(90)
Other, net	(1,254)	(2,424)	1,762	2,478	562
Net cash flows from investing activities	(3,294)	(3,218)	837	2,478	(3,197)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(2,845)	—	(2,845)
Principal payments on long-term obligations	(21,257)	(7)	(652)	—	(21,916)
Dividends paid	(1,932)	—	—	—	(1,932)
Proceeds from exercises under stock plans	3,861	—	—	—	3,861
Purchase of common treasury shares:
Stock plan exercises	(218)	—	—	—	(218)
Net cash flows from financing activities	(19,546)	(7)	(3,497)	—	(23,050)
Effect of exchange rate changes on cash and cash equivalents	—	—	(738)	—	(738)
Net change in cash and cash equivalents	8,357	(2,161)	625	—	6,821
Cash and cash equivalents—beginning of year	966	3,694	25,550	—	30,210
Cash and cash equivalents—end of year	$9,323	$1,533	$26,175	$—	$37,031

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 27, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$5,433	$(400)	$1,723	$(1,255)	$5,501
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	5,636	1,145	1,739	—	8,520
(Gain) / loss on sale of property, plant and equipment	15	—	33	—	48
Equity in (earnings) / losses of nonconsolidated subsidiaries	156	—	—	—	156
Minority interest	—	—	455	—	455
Deferred income taxes	(2,202)	304	(418)	—	(2,316)
Other adjustments	46	—	(26)	—	20
Changes in assets and liabilities:
Receivables	(6,130)	4,992	2,459	43	1,364
Inventories	(8,510)	(1,369)	(6,091)	(69)	(16,039)
Prepaid expenses	76	(199)	1,099	—	976
Accounts payable	6,874	(3,998)	(1,517)	—	1,359
Accrued expenses	(2,367)	(799)	(301)	(43)	(3,510)
Other noncurrent liabilities	(46)	—	(90)	—	(136)
Income taxes payable	(1,898)	2,494	1,183	—	1,779
Net cash flows from operations	(2,917)	2,170	248	(1,324)	(1,823)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,050)	(225)	(1,153)	—	(3,428)
Investment in nonconsolidated subsidiary	(1,936)	—	(514)	—	(2,450)
Proceeds from sale of property, plant and equipment	2	—	158	—	160
Proceeds from minority interests	—	—	(596)	—	(596)
Other, net	(1,681)	(1,796)	1,935	1,324	(218)
Net cash flows from investing activities	(5,665)	(2,021)	(170)	1,324	(6,532)
Cash flows from financing activities:
Net borrowings under short-term agreements	10,000	—	(4,554)	—	5,446
Principal payments on long-term obligations	(4,073)	(17)	(608)	—	(4,698)
Dividends paid	(1,921)	—	—	—	(1,921)
Proceeds from exercises under stock plans	620	—	—	—	620
Purchase of common treasury shares:
Stock plan exercises	(78)	—	—	—	(78)
Net cash flows from financing activities	4,548	(17)	(5,162)	—	(631)
Effect of exchange rate changes on cash and cash equivalents	—	—	(162)	—	(162)
Net change in cash and cash equivalents	(4,034)	132	(5,246)	—	(9,148)
Cash and cash equivalents—beginning of year	1,982	612	30,751	—	33,345
Cash and cash equivalents—end of year	$(2,052)	$744	$25,505	$—	$24,197

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

This discussions should be read in conjunction with the financial statements and the notes thereto, and the management’s discussion and analysis, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements. In the fourth quarter of fiscal 2004, we reorganized our management reporting structure to better serve the electrical utility structure market. Our North American Utility business, formerly included within the Utility product line in the Engineered Support Structures segment, was combined with the Concrete Support Structures segment and is collectively referred to as the Utility Support Structures segment. Figures for 2004 have been reclassified to conform to the 2005 presentation.

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 26, 2005	March 27, 2004	% Incr. (Decr)
Consolidated
Net sales	$265,741	$215,897	23.1%
Gross profit	61,661	$51,280	20.2%
as a percent of sales	23.2%	23.8%
SG&A expense	45,554	39,531	15.2%
as a percent of sales	17.1%	18.3%
Operating income	16,107	11,749	37.1%
as a percent of sales	6.1%	5.4%
Net interest expense	4,590	2,122	116.3%
Effective tax rate	36.4%	36.6%
Net earnings	6,810	5,501	23.8%
Earnings per share	0.27	0.22	22.7%
Engineered Structures segment
Net sales	99,770	77,590	28.6%
Gross profit	24,720	20,984	17.8%
SG&A expense	19,096	17,322	10.2%
Operating income	5,624	3,662	53.6%

Utility Support Structures segment
Net sales	58,516	21,846	167.9%
Gross profit	11,139	1,854	500.8%
SG&A expense	6,751	4,075	65.7%
Operating income (loss)	4,388	(2,221)	NM
Coatings segment
SG&A expense	15,382	18,974	–18.9%
Gross profit	3,013	3,065	–1.7%
SG&A expense	2,247	2,599	–13.5%
Operating income	766	466	64.4%
Irrigation segment
Net sales	69,939	79,947	–12.5%
Gross profit	16,770	21,240	–21.0%
SG&A expense	9,550	9,395	1.6%
Operating income	7,220	11,845	–39.0%
Tubing segment
Net sales	18,257	14,008	30.3%
Gross profit	4,894	3,487	40.3%
SG&A expense	1,635	1,402	16.6%
Operating income	3,259	2,085	56.3%
Other
Net sales	3,877	3,532	9.8%
Gross profit	1,127	1,153	–2.3%
SG&A expense	1,886	1,645	14.7%
Operating income (loss)	(759)	(492)	–54.3%
Net Corporate expense
Gross profit	(2)	(502)	NM
SG&A expense	4,389	3,094	41.9%
Operating income	(4,391)	(3,596)	–22.1%

NM = Not meaningful

Overview

In 2004, we completed the acquisition of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the utility industry, W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications and Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Newmark is reported as part of the Utility Support Structures segment and Whatley and Sigma are reported as part of the Engineered Support Structures (ESS) segment. The results of these operations were included in our consolidated results starting on the closing dates of the acquisitions, which were subsequent to the first quarter of 2004. Accordingly, the first quarter of 2004 does not include the sales or operating results of these acquired businesses.

Net sales increased for the fiscal first quarter of 2005 as compared with 2004, mainly due to the impact of acquisitions completed in 2004 (approximately $27 million) and higher selling prices due to increased steel costs. While improved sales volumes were realized in the Utility Support Structures segment and our

ESS segment operations in Europe, we experienced lower sales volumes in the Irrigation and Coatings segments. Throughout much of 2004, we responded to rapid escalation of steel prices by increasing our selling prices where feasible to recover as much of these cost increases as possible. In the first quarter of 2005, steel prices were relatively unchanged as compared with the 2004 fiscal year end. Gross profit as a percentage of sales was down slightly as compared with 2004, mainly due to lower gross profit margins in the Irrigation and ESS segments, offset somewhat by improved gross margins in our other segments. The increase in selling, general and administrative (SG&A) spending in 2005 as compared with 2004 principally related to the businesses acquired after the end of the first quarter of 2004 (approximately $3.9 million) and approximately $1.0 million of increased employee incentives, which resulted from improved operating performance this year. The increase in operating income in 2005 as compared with 2004 was due to improved profitability of the ESS, Utility Support Structures, Tubing and Coatings segments, offset somewhat by lower operating profits in the Irrigation segment.

Interest expense increased in the first quarter of 2005 as compared with 2004, mainly due to increased borrowing levels this year. Average borrowing levels were higher in the first quarter of 2005 mainly due to the 2004 acquisitions. The Newmark, Whatley and Sigma acquisitions were financed through $138.0 million of increased borrowings, which consisted of $125.4 million cash paid for these businesses and approximately $12.6 million in assumed debt. Our cash flow from operations of $33.8 million resulted from improved earnings and lower working capital levels and were used to reduce our interest-bearing debt by approximately $24.8 million. This reduction in interest-bearing debt lowered our long-term debt to invested capital ratio from 46.3% to 44.2% for the thirteen weeks ended March 26, 2005.

Engineered Support Structures (ESS) segment

In the ESS segment, sales in the first quarter of 2005 improved, as compared with 2004, in North America and Europe, offset somewhat by lower sales in China. The sales increases were due mainly to sales price increases in response to increased steel costs and the acquisitions of Whatley and Sigma (approximately $4.2 million).

In North America, lighting and traffic sales were supported by stability in government programs to fund road and highway improvements, despite the lack of new federal highway legislation. Some legislative progress appears to have been made recently and we believe that a new multi-year spending program will be enacted in 2005. Commercial lighting sales volumes were higher in 2005 as compared with 2004, mainly the result of the Whatley acquisition (approximately $2.8 million). In Europe, lighting sales were higher than 2004, due to a combination of higher selling prices to offset higher steel costs and some improvement in economic conditions in our main market areas.

Sales in Specialty Structures products increased as compared with 2004, as higher sales in North America were somewhat offset by a reduction of approximately $2.7 million of sales in China. In North America, market conditions for sales of structures and components for the wireless communication market were similar to 2004, as the sales increase was attributable to sales price increases. Sign structure sales increased principally due to the Sigma acquisition (approximately $1.4 million). Sales of wireless communication poles in China decreased in the first quarter of 2005 as compared with record first quarter sales in 2004, when sales doubled over 2003 levels. We believe China will continue to expand and improve its wireless networks to accommodate growing demand for wireless communication services.

The increase in the profitability of the ESS segment for the thirteen weeks ended March 26, 2005 as compared with the same period in 2004 was the result of stronger earnings in North America and Europe, offset to a degree to lower earnings in China. In North America, improved pricing in the Lighting and Traffic product line contributed to the increase in earnings for the segment, as sales price increases implemented throughout 2004 generally lagged steel cost increases. In Europe, earnings improved by $2.3 million as compared with the first quarter of 2004, which was the result of cost structure reductions taken in 2004 and improved sales volumes. In China, earnings decreased $1.3 million as compared with 2004. The reasons for lower earnings are related to lower sales volumes and competitive pricing pressures that are not allowing us to fully recover our steel cost increases in the marketplace.

Utility Support Structures segment

This segment includes the operations of Newmark since its acquisition on April 16, 2004 and the North American utility structure operations that were previously part of the ESS segment. The increase in sales in 2005 as compared with 2004 was due to a combination of Newmark (approximately $23 million), improved sales volumes due to overall increased spending by utility companies and independent power producers for structures for transmission, substation and distribution applications (approximately $8 million) and increased selling prices in light of higher steel costs. In the first quarter of 2004, we experienced low margins due to significant competitive pricing pressures that existed throughout most of 2003 and the beginning of 2004. The pricing environment improved thereafter, which resulted in improved gross margins for the segment in 2005. The improved earnings for this segment as compared with 2004 relate to the acquisition of Newmark (approximately $2.3 million), improved pricing (approximately $2.0 million) and sales volume increases. The increase in SG&A spending was related primarily to the acquisition of Newmark in April 2004 (approximately $3.5 million).

Coatings segment

The decrease in sales in the first quarter of 2005 as compared with the same period in 2004 primarily resulted from lower anodizing volumes, principally from one customer. In the galvanizing operations, sales were level with 2004, as the industrial economies in our market areas were comparable to 2004. Spending reductions in our factories largely mitigated the impact of lower sales and higher natural gas and zinc prices on gross profit. The increase in operating income resulted from lower SG&A spending, most of which was attributable to reduced compensation costs.

Irrigation segment

Sales were down due to an approximate 25% reduction in sales volumes in global markets, offset to an extent by higher selling prices to offset higher steel costs. In North America, we believe lower farm commodity prices and higher farm input costs (especially energy and fertilizer) contributed to reduced demand for irrigation machines and related service parts. International sales in the first quarter of 2005 were flat as compared with the first quarter of 2004, as higher selling prices were essentially offset by lower sales demand in our major markets. The reasons for the lower international sales demand were similar to those that impacted sales volumes in North America.

The decrease in operating income for the thirteen weeks ended March 26, 2005 as compared with the same period in 2004 was due to the lower sales volumes experienced in most major markets. The lower sales volumes also negatively affected factory utilization, the operating income impact of which was approximately $1.6 million for the first quarter of 2005, as compared with 2004.

Tubing segment

The increase in Tubing sales for the first quarter of 2005 as compared with last year was due to sales price increases associated with increased steel costs, offset somewhat by slightly lower unit sales volumes. The increase in 2005 operating income as compared with 2004 was due to a more favorable pricing environment than in the first quarter of 2004 and some improvement in factory operations. SG&A spending increased in 2005 as compared with the same period in 2004, mainly due to increased employee incentives associated with increased profitability and higher sales commissions related to increased sales.

Other

This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the decrease in profitability this year was higher spending related to wind energy.

Net corporate expense

The most significant item that resulted in increased net corporate expenses in 2005 as compared with 2004, related to increased employee incentives due to improved earnings this year (approximately $0.7 million).

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $271.1 million at March 26, 2005, as compared with $277.4 million at December 25, 2004. The ratio of current assets to current liabilities was 2.95:1 at March 26, 2005, as compared with 2.84:1 at December 25, 2004. Operating cash flow was a net inflow of $33.8 million for the thirteen week period ended March 26, 2005, as compared with a net outflow of $1.8 million for the same period in 2004. The main reasons for the improvement in operating cash flows from 2004 to 2005 were increased net earnings this year, increased depreciation and amortization expenses in 2005 (due mainly to fixed assets and finite-lived intangible assets recognized as part of the acquisitions completed in 2004) and lower working capital levels. Inventories increased throughout most of 2004, which resulted from steel price increases and increased quantities of steel that were purchased due to shortages and extended lead times. Inventories peaked in the third quarter of 2004 and decreased somewhat in the fourth quarter of 2004. We further reduced inventory levels in the first quarter of 2005 and plan to continue reducing inventories over the remainder of 2005. The speed of any future inventory reductions will be a function of factors such as market conditions in our businesses and the operating conditions in the steel industry.

Investing Cash Flows—Capital spending during the thirteen weeks ended March 26, 2005 was $4.0 million, as compared with $3.4 million for the same period in 2004. Our capital spending for the 2005 fiscal year is expected to be between $30 million and $40 million.

Financing Cash Flows—Our total interest-bearing debt decreased from $327.5 million as of December 25, 2004 to $302.7 million as of March 26, 2005. The decrease in borrowings was related to the operating cash flows generated during the first quarter of 2005.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At March 26, 2005, our long-term debt to invested capital ratio was 44.2%, as compared with 46.3% at December 25, 2004. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. We believe these acquisitions were appropriate opportunities to expand our product offerings and market coverage and generate earnings growth. While our long-term debt to capital ratio exceeds our 40% objective at this time, this ratio was reduced during the first quarter of 2005 and we believe our cash flows will be able to enable us to reduce our debt level to 40% over the next 12 to 18 months. This estimate is dependent on our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments).

Our debt financing at March 26, 2005 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $22.8 million, $22.1 million which was unused at March 26, 2005. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 75 to 175 basis points, depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At March 26, 2005, we had $50.0 million outstanding under the revolving credit agreement at an interest rate of 3.95% per annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At March 26, 2005, we had the ability to borrow an additional $94.4 million under this facility.

•       $75 million term loan that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 75 to 175 basis points, depending on our debt to EBITDA ratio. This loan requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at March 26, 2005 was 4.25% per annum.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At March 26, 2005 we were in compliance with all covenants related to these debt agreements.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. SFAS No. 123R is effective at the beginning of our first quarter of fiscal 2006. We are currently evaluating the expected impact that the adoption of SFAS No. 123R will have on our results of operations and cash flows.

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

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

There have been no material changes to our financial obligations and financial commitments as described on page 31 in our Form 10-K for the year ended December 25, 2004.

Off Balance Sheet Arrangements

There have been no changes in our off balance sheet arrangements as described on pages 31-32 in our Form 10-K for the fiscal year ended December 25, 2004.

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended March 26, 2005. These policies are described on pages 33-35 in our Form 10-K for fiscal year ended December 25, 2004.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes in the company’s market risk during the quarter ended March 26, 2005. For additional information, refer to the section “Risk Management” on page 33 in our Form 10-K for the fiscal year ended December 25, 2004

ITEM 4.                CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 2.                UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs
December 26, 2004 to January 22, 2005	—	—	—
January 23, 2005 to February 26, 2005	3,990	25.66	—	—
February 27, 2005 to March 26, 2005	4,547	25.39	0	0
Total	8,537	25.52	0	0

During the first quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Valmont’s annual meeting of stockholders was held on April 25, 2005. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company’s financial statements for fiscal 2005. For the annual meeting there were 24,210,957 shares outstanding and eligible to vote of which 21,521,155 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld
Mogens C. Bay	21,265,152	256,003
John E. Jones	21,263,550	257,605
Walter Scott, Jr.	21,192,132	329,023

Proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants for fiscal 2005:

For	21,388,518
Against	130,884
Abstain	1,753

ITEM 6.                EXHIBITS

(a)   Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)
/s/ TERRY J. McCLAIN
Terry J. McClain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated this 2nd day of May, 2005.