Form 10-Q
period 2005-06-25
VALMONT INDUSTRIES INC
filed 2005-08-03
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-31429

Valmont Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0351813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Valmont Plaza,	68154-5215
Omaha, Nebraska	(Zip Code)
(Address of principal executive offices)

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

24,413,509
Outstanding shares of common stock as of July 25, 2005

Index is located on page 2.

Total number of pages 33.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 25, 2005 and June 26, 2004	3
	Condensed Consolidated Balance Sheets as of June 25, 2005 and December 25, 2004	4
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 25, 2005 and June 26, 2004	5
	Notes to Condensed Consolidated Financial Statements	6-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 4.	Controls and Procedures	29
	PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Product sales	$244,222	$243,057	$492,014	$439,705
Services sales	20,912	22,956	38,861	42,205
Net sales	265,134	266,013	530,875	481,910
Product cost of sales	182,739	183,213	372,749	332,667
Services cost of sales	14,802	16,720	28,872	31,883
Cost of sales	197,541	199,933	401,621	364,550
Gross profit	67,593	66,080	129,254	117,360
Selling, general and administrative expenses	46,387	47,071	91,941	86,602
Operating income	21,206	19,009	37,313	30,758
Other income (deductions):
Interest expense	(4,884)	(4,067)	(9,711)	(6,465)
Interest income	592	419	829	695
Debt prepayment expenses	—	(9,860)	—	(9,860)
Miscellaneous	33	(274)	(115)	(260)
	(4,259)	(13,782)	(8,997)	(15,890)
Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	16,947	5,227	28,316	14,868
Income tax expense (benefit):
Current	5,129	6,081	7,741	11,926
Deferred	996	(4,154)	2,528	(6,470)
	6,125	1,927	10,269	5,456
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	10,822	3,300	18,047	9,412
Minority interest	(313)	(718)	(662)	(1,173)
Equity in earnings (losses) of nonconsolidated subsidiaries	(66)	230	(132)	74
Net earnings	$10,443	$2,812	$17,253	$8,313
Earnings per share—Basic	$0.43	$0.12	$0.71	$0.35
Earnings per share—Diluted	$0.42	$0.12	$0.69	$0.34
Cash dividends per share	$0.085	$0.080	$0.165	$0.160
Weighted average number of shares of common stock outstanding (000 omitted)	24,292	23,866	24,201	23,856
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,035	24,413	25,042	24,466

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 25, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,827	$30,210
Receivables, net	176,095	188,512
Inventories	172,914	186,988
Prepaid expenses	10,911	8,408
Refundable and deferred income taxes	12,377	14,387
Total current assets	412,124	428,505
Property, plant and equipment, at cost	510,807	493,997
Less accumulated depreciation and amortization	299,627	288,342
Net property, plant and equipment	211,180	205,655
Goodwill	105,435	106,022
Other intangible assets, net	61,534	63,337
Other assets	32,032	32,589
Total assets	$822,305	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,938	$7,962
Notes payable to banks	6,364	4,682
Accounts payable	68,260	69,979
Accrued expenses	58,282	66,506
Dividends payable	2,077	1,932
Total current liabilities	143,921	151,061
Deferred income taxes	45,546	42,639
Long-term debt, excluding current installments	290,421	314,813
Minority interest in consolidated subsidiaries	10,262	10,107
Other noncurrent liabilities	23,476	22,833
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	339,329	324,748
Accumulated other comprehensive income	(1,311)	3,499
Treasury stock	(55,155)	(59,200)
Unearned restricted stock	(2,084)	(2,292)
Total shareholders’ equity	308,679	294,655
Total liabilities and shareholders’ equity	$822,305	$836,108

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended
	June 25, 2005	June 26, 2004
Cash flows from operations:
Net earnings	$17,253	$8,313
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,095	18,713
(Gain)/loss on sale of assets	376	(58)
Equity in (earnings)/losses in nonconsolidated subsidiaries	132	(74)
Minority interest	662	1,173
Deferred income taxes	2,528	(6,470)
Other adjustments	(117)	184
Changes in assets and liabilities, net of business acquisitions:
Receivables	9,210	(12,668)
Inventories	10,050	(27,368)
Prepaid expenses	(2,547)	681
Accounts payable	(901)	5,552
Accrued expenses	(6,945)	4,075
Other noncurrent liabilities	644	(299)
Income taxes payable	4,097	3,873
Net cash flows from operations	54,537	(4,373)
Cash flows from investing activities:
Purchase of property, plant & equipment	(25,346)	(6,188)
Acquisitions, net of cash acquired	—	(119,562)
Investment in nonconsolidated subsidiary	—	(2,450)
Proceeds from sale of assets	1,422	872
Dividends to minority interests	(247)	(720)
Other, net	185	644
Net cash flows from investing activities	(23,986)	(127,404)
Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	2,091	(12,021)
Proceeds from long-term borrowings	16,500	239,000
Principal payments on long-term obligations	(39,908)	(89,127)
Dividends paid	(3,877)	(3,830)
Proceeds from exercises under stock plans	5,809	893
Debt issuance costs	—	(5,923)
Purchase of common treasury shares—stock plan exercises	(552)	(533)
Net cash flows from financing activities	(19,937)	128,459
Effect of exchange rate changes on cash and cash equivalents	(997)	(328)
Net change in cash and cash equivalents	9,617	(3,646)
Cash and cash equivalents—beginning of period	30,210	33,345
Cash and cash equivalents—end of period	$39,827	$29,699

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of June 25, 2005 and the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 25, 2005 and June 26, 2004 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 25, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2004. The results of operations for the periods ended June 25, 2005 are not necessarily indicative of the operating results for the full year.

Inventories

At June 25, 2005, approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $28,200 and $30,700 at June 25, 2005 and December 25, 2004, respectively.

Inventories consisted of the following:

	June 25, 2005	December 25, 2004
Raw materials and purchased parts	$107,176	$121,484
Work-in-process	18,506	20,696
Finished goods and manufactured goods	75,429	75,526
Subtotal	201,111	217,706
LIFO reserve	28,197	30,718
Net inventory	$172,914	$186,988

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

stock. At June 25, 2005, 1,094,108 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net earnings
Net earnings as reported		$10,443	$2,812	$17,253	$8,313
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	122	38	231	103
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	380	428	813	915
Pro forma net earnings		$10,185	$2,422	$16,671	$7,501
Earnings per share
As reported:	Basic	$0.43	$0.12	$0.71	$0.35
	Diluted	$0.42	$0.12	$0.69	$0.34
Pro forma:	Basic	$0.42	$0.10	$0.69	$0.31
	Diluted	$0.41	$0.10	$0.67	$0.31

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

The Company’s summary proforma results of operations for the thirteen and twenty-six weeks ended June 26, 2004, assuming that these transactions occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 26, 2004	June 26, 2004
Net sales	$272,297	$515,333
Net income	3,068	8,746
Earnings per share—diluted	$0.13	$0.36

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3. Goodwill and Intangible Assets

Amortized Intangible Assets

The components of amortized intangible assets at June 25, 2005 and December 25, 2004 were as follows:

	As of June 25, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$6,349	18 years
Proprietary Software & Database	2,609	1,568	6 years
Patents & Proprietary Technology	2,839	219	14 years
Non-compete Agreements	331	66	5 years
	$53,470	$8,202

	As of December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$4,911	18 years
Proprietary Software & Database	2,609	1,335	6 years
Patents & Proprietary Technology	2,839	120	14 years
Non-compete Agreements	331	33	5 years
	$53,470	$6,399

Amortization expense for intangible assets for the thirteen weeks ended June 25, 2005 and June 26, 2004, was $901 and $771, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 25, 2005, and June 26, 2004 was $1,803 and $1,093, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2005	$3,606
2006	3,359
2007	3,276
2008	3,276
2009	3,244
2010	3,210

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, and Sigma trade names are $4,750, $11,111, and $405 respectively, as of June 25, 2005 and December 25, 2004.

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

Goodwill

The carrying amount of goodwill as of June 25, 2005 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 25, 2004	$19,959	$42,628	$42,192	$981	$262	$106,022
Divestiture	—	—	—	(398)	—	(398)
Foreign currency translation	(189)	—	—	—	—	(189)
Balance June 25, 2005	$19,770	$42,628	$42,192	$583	$262	$105,435

In June 2005, the Company divested of its ownership in a retail operation located in Greeley, Colorado, resulting in a $398 reduction of goodwill in the Irrigation Segment.

4. Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 25, 2005	June 26, 2004
Interest	$9,793	$5,417
Income Taxes	3,902	7,990

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5. Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 25, 2005:
Net earnings	$10,443	—	$10,443
Shares outstanding	24,292	743	25,035
Per share amount	$0.43	(.01)	$0.42
Thirteen weeks ended June 26, 2004:
Net earnings	$2,812	—	$2,812
Shares outstanding	23,866	547	24,413
Per share amount	$0.12	—	$0.12
Twenty-six weeks ended June 25, 2005:
Net earnings	$17,253	—	$17,253
Shares outstanding	24,201	841	25,042
Per share amount	$0.71	(.02)	$0.69
Twenty-six weeks ended June 26, 2004:
Net earnings	$8,313	—	$8,313
Shares outstanding	23,856	610	24,466
Per share amount	$0.35	(.01)	$0.34

6. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen and twenty-six weeks ended June 25, 2005 and June 26, 2004, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net earnings	$10,443	$2,812	$17,253	$8,313
Net derivative adjustment	(35)	—	—	—
Currency translation adjustment	(2,039)	(317)	(4,810)	(1,259)
Total comprehensive income	$8,369	$2,495	$12,443	$7,054

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

Utility Support Structures:   This segment consists of engineered steel and concrete structures primarily for the North American utility industry;

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$86,954	$77,829	$174,801	$146,088
Specialty	25,545	25,616	41,693	40,939
Utility	7,903	4,056	12,750	8,011
	120,402	107,501	229,244	195,038
Utility Support Structures segment
Steel	29,534	26,295	73,105	49,234
Concrete	13,374	12,134	28,836	12,134
	42,908	38,429	101,941	61,368
Coatings segment	21,202	23,568	40,196	46,224
Irrigation segment	65,425	87,582	135,371	167,681
Tubing segment	22,743	24,096	44,810	41,419
Other	4,631	4,503	9,449	8,863
	277,311	285,679	561,011	520,593
Intersegment Sales:
Engineered Support Structures	3,002	7,456	12,075	17,403
Utility Support Structures	1,068	1,821	1,585	2,914
Coatings	3,540	3,880	7,151	7,562
Irrigation	4	11	11	163
Tubing	3,588	5,351	7,398	8,666
Other	975	1,147	1,916	1,975
	12,177	19,666	30,136	38,683
Net Sales
Engineered Support Structures	117,400	100,045	217,169	177,635
Utility Support Structures	41,840	36,608	100,356	58,454
Coatings	17,662	19,688	33,045	38,662
Irrigation	65,421	87,571	135,360	167,518
Tubing	19,155	18,745	37,412	32,753
Other	3,656	3,356	7,533	6,888
Consolidated Net Sales	$265,134	$266,013	$530,875	$481,910
Operating Income
Engineered Support Structures	$10,708	$6,370	$16,332	$10,032
Utility Support Structures	3,583	1,352	7,971	(869)
Coatings	2,108	2,601	2,874	3,067
Irrigation	7,523	12,008	14,744	23,853
Tubing	3,896	3,421	7,156	5,506
Other	(655)	(593)	(1,416)	(1,085)
Net corporate expense	(5,957)	(6,150)	(10,348)	(9,746)
Total Operating Income	$21,206	$19,009	$37,313	$30,758

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$147,311	$34,254	$74,326	$(11,669)	$244,222
Service sales	13,299	8,261	2,891	(3,539)	20,912
Net sales	160,610	42,515	77,217	(15,208)	265,134
Product cost of sales	111,459	27,036	56,052	(11,808)	182,739
Service cost of sales	10,264	6,460	1,617	(3,539)	14,802
Cost of sales	121,723	33,496	57,669	(15,347)	197,541
Gross profit	38,887	9,019	19,548	139	67,593
Selling, general and administrative expenses	25,486	7,389	13,512	—	46,387
Operating income	13,401	1,630	6,036	139	21,206
Other income (deductions):
Interest expense	(4,700)	(5)	(198)	19	(4,884)
Interest income	29	8	574	(19)	592
Miscellaneous	(128)	8	153	—	33
	(4,799)	11	529	—	(4,259)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	8,602	1,641	6,565	139	16,947
Income tax expense:
Current	2,387	628	2,114	—	5,129
Deferred	839	98	59	—	996
	3,226	726	2,173	—	6,125
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	5,376	915	4,392	139	10,822
Minority interest	—	—	(313)	—	(313)
Equity in earnings/(losses) of nonconsolidated subsidiaries	4,928	—	61	(5,055)	(66)
Net earnings	$10,304	$915	$4,140	$(4,916)	$10,443

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$301,612	$77,267	$142,501	$(29,366)	$492,014
Service sales	25,078	15,704	5,230	(7,151)	38,861
Net sales	326,690	92,971	147,731	(36,517)	530,875
Product cost of sales	231,754	63,052	107,875	(29,932)	372,749
Service cost of sales	19,862	12,806	3,355	(7,151)	28,872
Cost of sales	251,616	75,858	111,230	(37,083)	401,621
Gross profit	75,074	17,113	36,501	566	129,254
Selling, general and administrative expenses	50,294	15,339	26,308	—	91,941
Operating income	24,780	1,774	10,193	566	37,313
Other income (deductions):
Interest expense	(9,416)	(16)	(322)	43	(9,711)
Interest income	55	12	805	(43)	829
Miscellaneous	(141)	14	12	—	(115)
	(9,502)	10	495	—	(8,997)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	15,278	1,784	10,688	566	28,316
Income tax expense:
Current	3,264	757	3,720	—	7,741
Deferred	2,727	7	(206)	—	2,528
	5,991	764	3,514	—	10,269
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	9,287	1,020	7,174	566	18,047
Minority interest	—	—	(662)	—	(662)
Equity in earnings/(losses) of nonconsolidated subsidiaries	7,400	—	(21)	(7,511)	(132)
Net earnings	$16,687	$1,020	$6,491	$(6,945)	$17,253

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirteen Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$150,602	$35,167	$72,149	$(14,861)	$243,057
Service sales	13,367	8,918	4,552	(3,881)	22,956
Net sales	163,969	44,085	76,701	(18,742)	266,013
Product cost of sales	117,001	27,386	53,672	(14,846)	183,213
Service cost of sales	9,923	7,638	3,040	(3,881)	16,720
Cost of sales	126,924	35,024	56,712	(18,727)	199,933
Gross profit	37,045	9,061	19,989	(15)	66,080
Selling, general and administrative expenses	26,462	6,613	13,996	—	47,071
Operating income	10,583	2,448	5,993	(15)	19,009
Other income (deductions):
Interest expense	(3,827)	(5)	(271)	36	(4,067)
Interest income	41	—	414	(36)	419
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(26)	93	(341)	—	(274)
	(13,672)	88	(198)	—	(13,782)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	(3,089)	2,536	5,795	(15)	5,227
Income tax expense:
Current	3,156	804	2,121	—	6,081
Deferred	(4,330)	238	(62)	—	(4,154)
	(1,174)	1,042	2,059	—	1,927
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	(1,915)	1,494	3,736	(15)	3,300
Minority interest	—	—	(718)	—	(718)
Equity in earnings/(losses) of nonconsolidated subsidiaries	4,742	—	—	(4,512)	230
Net earnings	$2,827	$1,494	$3,018	$(4,527)	$2,812

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$284,522	$47,948	$132,613	$(25,378)	$439,705
Service sales	25,153	17,371	7,244	(7,563)	42,205
Net sales	309,675	65,319	139,857	(32,941)	481,910
Product cost of sales	220,503	38,596	98,999	(25,431)	332,667
Service cost of sales	19,528	14,933	4,985	(7,563)	31,883
Cost of sales	240,031	53,529	103,984	(32,994)	364,550
Gross profit	69,644	11,790	35,873	53	117,360
Selling, general and administrative expenses	50,015	10,889	25,698	—	86,602
Operating income	19,629	901	10,175	53	30,758
Other income (deductions):
Interest expense	(6,030)	(10)	(504)	79	(6,465)
Interest income	84	1	689	(79)	695
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(18)	93	(335)		(260)
	(15,824)	84	(150)	—	(15,890)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	3,805	985	10,025	53	14,868
Income tax expense:
Current	7,969	(143)	4,100	—	11,926
Deferred	(6,532)	542	(480)	—	(6,470)
	1,437	399	3,620	—	5,456
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	2,368	586	6,405	53	9,412
Minority interest	—	—	(1,173)	—	(1,173)
Equity in (earnings)/losses of nonconsolidated subsidiaries	5,892	—	—	(5,818)	74
Net earnings	$8,260	$586	$5,232	$(5,765)	$8,313

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$11,196	$1,983	$26,648	$—	$39,827
Receivables, net	73,308	23,076	79,753	(42)	176,095
Inventories	72,190	43,097	57,627	—	172,914
Prepaid expenses	4,329	821	5,761	—	10,911
Refundable and deferred income taxes	7,039	3,199	2,139	—	12,377
Total current assets	168,062	72,176	171,928	(42)	412,124
Property, plant and equipment, at cost	341,610	74,246	94,951	—	510,807
Less accumulated depreciation and amortization	210,767	28,023	60,837	—	299,627
Net property, plant and equipment	130,843	46,223	34,114	—	211,180
Goodwill	20,370	73,377	11,688	—	105,435
Other intangible assets	805	58,133	2,596	—	61,534
Investment in subsidiaries and intercompany accounts	341,469	40,487	(7,994)	(373,962)	—
Other assets	30,861	—	1,771	(600)	32,032
Total assets	$692,410	$290,396	$214,103	$(374,604)	$822,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,751	$26	$2,161	$—	$8,938
Notes payable to banks	—	—	6,364	—	6,364
Accounts payable	21,138	8,177	38,945	—	68,260
Accrued expenses	34,471	5,804	18,049	(42)	58,282
Dividends payable	2,077	—	—	—	2,077
Total current liabilities	64,437	14,007	65,519	(42)	143,921
Deferred income taxes	19,658	21,774	4,114	—	45,546
Long-term debt, excluding current installments	289,173	81	1,767	(600)	290,421
Minority interest in consolidated subsidiaries	—	—	10,262	—	10,262
Other noncurrent liabilities	22,382	—	1,094	—	23,476
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	326,099	81,204	50,489	(118,463)	339,329
Accumulated other comprehensive loss	—	—	(1,311)	—	(1,311)
Treasury stock	(55,155)	—	—	—	(55,155)
Unearned restricted stock	(2,084)	—	—	—	(2,084)
Total shareholders’ equity	296,760	254,534	131,347	(373,962)	308,679
Total liabilities and shareholders’ equity	$692,410	$290,396	$214,103	$(374,604)	$822,305

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$966	$3,694	$25,550	$—	$30,210
Receivables, net	79,280	28,310	80,975	(53)	188,512
Inventories	95,922	38,488	53,802	(1,224)	186,988
Prepaid expenses	2,382	915	5,111	—	8,408
Refundable and deferred income taxes	9,389	3,042	1,956	—	14,387
Total current assets	187,939	74,449	167,394	(1,277)	428,505
Property, plant and equipment, at cost	321,074	72,727	100,196	—	493,997
Less accumulated depreciation and amortization	201,559	24,403	62,380	—	288,342
Net property, plant and equipment	119,515	48,324	37,816	—	205,655
Goodwill	20,370	73,375	12,277	—	106,022
Other intangible assets	832	59,771	2,734	—	63,337
Investment in subsidiaries and intercompany accounts	352,291	35,367	(8,566)	(379,092)	—
Other assets	32,554	41	1,894	(1,900)	32,589
Total assets	$713,501	$291,327	$213,549	$(382,269)	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,860	$26	$3,076	$—	$7,962
Notes payable to banks	—	—	4,682	—	4,682
Accounts payable	21,382	10,312	38,285	—	69,979
Accrued expenses	41,692	5,771	19,096	(53)	66,506
Dividends payable	1,932	—	—	—	1,932
Total current liabilities	69,866	16,109	65,139	(53)	151,061
Deferred income taxes	16,854	21,610	4,175	—	42,639
Long-term debt, excluding current installments	313,368	94	3,251	(1,900)	314,813
Minority interest in consolidated subsidiaries	—	—	10,107	—	10,107
Other noncurrent liabilities	21,600	—	1,233	—	22,833
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	325,405	80,184	43,976	(124,817)	324,748
Accumulated other comprehensive loss	—	—	3,499	—	3,499
Treasury stock	(59,200)	—	—	—	(59,200)
Unearned restricted stock	(2,292)	—	—	—	(2,292)
Total shareholders’ equity	291,813	253,514	129,644	(380,316)	294,655
Total liabilities and shareholders’ equity	$713,501	$291,327	$213,549	$(382,269)	$836,108

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$16,687	$1,020	$6,491	$(6,945)	$17,253
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	11,108	5,187	3,800	—	20,095
(Gain)/ Loss on sale of property, plant and equipment	19	(1)	358	—	376
Equity in (earnings)/losses of nonconsolidated subsidiaries	111	—	21	—	132
Minority interest	—	—	662	—	662
Deferred income taxes	2,727	7	(206)	—	2,528
Other adjustments	143	—	(260)	—	(117)
Changes in assets and liabilities:
Receivables	5,973	5,233	(1,989)	(7)	9,210
Inventories	23,732	(4,609)	(9,073)	—	10,050
Prepaid expenses	(1,947)	95	(695)	—	(2,547)
Accounts payable	(1,655)	(2,135)	2,889	—	(901)
Accrued expenses	(7,226)	33	241	7	(6,945)
Other noncurrent liabilities	782	—	(138)	—	644
Income taxes payable	3,839	—	258	—	4,097
Net cash flows from operations	54,293	4,830	2,359	(6,945)	54,537
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,554)	(1,458)	(2,334)	—	(25,346)
Proceeds from sale of assets	750	8	664	—	1,422
Proceeds from minority interests	—	—	(247)	—	(247)
Other, net	(2,337)	(5,078)	1,955	5,645	185
Net cash flows from investing activities	(23,141)	(6,528)	38	5,645	(23,986)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,091	—	2,091
Proceeds from long-term borrowings	16,500	—	—	—	16,500
Principal payments on long-term obligations	(38,803)	(13)	(2,392)	1,300	(39,908)
Dividends paid	(3,877)	—	—	—	(3,877)
Proceeds from exercises under stock plans	5,809	—	—	—	5,809
Purchase of common treasury shares—stock plan exercises	(552)	—	—	—	(552)
Net cash flows from financing activities	(20,923)	(13)	(301)	1,300	(19,937)
Effect of exchange rate changes on cash and cash equivalents	—	—	(997)	—	(997)
Net change in cash and cash equivalents	10,229	(1,711)	1,099	—	9,617
Cash and cash equivalents—beginning of year	966	3,694	25,550	—	30,210
Cash and cash equivalents—end of year	$11,195	$1,983	$26,649	$—	$39,827

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended June 26, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$8,260	$586	$5,232	$(5,765)	$8,313
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	11,701	3,552	3,460	—	18,713
(Gain)/ Loss on sale of property, plant and equipment	(21)	3	(40)	—	(58)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(74)	—	—	—	(74)
Minority interest	—	—	1,173	—	1,173
Deferred income taxes	(6,532)	542	(480)	—	(6,470)
Other adjustments	282	—	(98)	—	184
Changes in assets and liabilities:
Receivables	(7,847)	4,251	(9,150)	78	(12,668)
Inventories	(12,517)	(5,644)	(9,727)	520	(27,368)
Prepaid expenses	273	235	173	—	681
Accounts payable	3,735	(748)	2,565	—	5,552
Accrued expenses	4,336	(1,685)	1,501	(77)	4,075
Other noncurrent liabilities	858	—	(1,157)	—	(299)
Income taxes payable	(1,533)	3,610	1,796	—	3,873
Net cash flows from operations	921	4,702	(4,752)	(5,244)	(4,373)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,612)	(569)	(2,007)	—	(6,188)
Acquisitions, net of cash acquired	(119,562)	—	—	—	(119,562)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Proceeds from sale of property, plant and equipment	64	—	808	—	872
Proceeds from minority interests	—	—	(720)	—	(720)
Other, net	(20,786)	10,573	7,113	3,744	644
Net cash flows from investing activities	(146,346)	10,004	5,194	3,744	(127,404)
Cash flows from financing activities:
Net repayments under short-term agreements	—	(8,675)	(3,346)	—	(12,021)
Proceeds from long-term borrowings	239,000	—	—	—	239,000
Principal payments on long-term obligations	(84,593)	(2,866)	(3,168)	1,500	(89,127)
Dividends paid	(3,830)	—	—	—	(3,830)
Proceeds from exercises under stock plans	893	—	—	—	893
Debt issuance costs	(5,923)	—	—	—	(5,923)
Purchase of common treasury shares—stock plan exercises	(533)	—	—	—	(533)
Net cash flows from financing activities	145,014	(11,541)	(6,514)	1,500	128,459
Effect of exchange rate changes on cash and cash equivalents	—	—	(328)	—	(328)
Net change in cash and cash equivalents	(411)	3,165	(6,400)	—	(3,646)
Cash and cash equivalents—beginning of year	1,982	612	30,751	—	33,345
Cash and cash equivalents—end of year	$1,571	$3,777	$24,351	$—	$29,699

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

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 25, 2005	June 26, 2004	% Incr. (Decr.)	June 25, 2005	June 26, 2004	% Incr. (Decr)
Consolidated
Net sales	$265,134	$266,013	-0.3%	$530,875	$481,910	10.2%
Gross profit	67,593	$66,080	2.3%	129,254	117,360	10.1%
as a percent of sales	25.5%	24.8%		24.3%	24.4%
SG&A expense	46,387	47,071	-1.5%	91,941	86,602	6.2%
as a percent of sales	17.5%	17.7%		17.3%	18.0%
Operating income	21,206	19,009	11.6%	37,313	30,758	21.3%
as a percent of sales	8.0%	7.1%		7.0%	6.4%
Net interest expense	4,292	3,648	17.7%	8,882	5,770	53.9%
Effective tax rate	36.1%	36.9%		36.3%	36.7%
Net earnings	10,443	2,812	271.4%	17,253	8,313	107.5%
Earnings per share	0.42	0.12	250.0%	0.69	0.34	102.9%
Engineered Support Structures Segment
Net sales	117,400	100,045	17.3%	217,169	177,635	22.3%
Gross profit	30,709	26,181	17.3%	55,429	47,166	17.5%
SG&A expense	20,001	19,811	1.0%	39,097	37,134	5.3%
Operating income	10,708	6,370	68.1%	16,332	10,032	62.8%
Utility Support Structures segment
Net sales	41,840	36,608	14.3%	100,356	58,454	71.7%
Gross profit	9,939	7,015	41.7%	21,079	8,869	137.7%
SG&A expense	6,356	5,663	12.2%	13,108	9,738	34.6%
Operating income (loss)	3,583	1,352	165.0%	7,971	(869)	NM
Coatings segment
Net sales	17,662	19,688	-10.3%	33,045	38,662	-14.5%
Gross profit	4,478	5,004	-10.5%	7,491	8,069	-7.2%
SG&A expense	2,370	2,403	-1.4%	4,617	5,002	-7.7%
Operating income	2,108	2,601	-19.0%	2,874	3,067	-6.3%
Irrigation segment
Net sales	65,421	87,571	-25.3%	135,360	167,518	-19.2%
Gross profit	15,944	22,008	-27.6%	32,715	43,248	-24.4%
SG&A expense	8,421	10,000	-15.8%	17,971	19,395	-7.3%
Operating income	7,523	12,008	-37.4%	14,744	23,853	-38.2%
Tubing segment
Net sales	19,155	18,745	2.2%	37,412	32,753	14.2%
Gross profit	5,564	5,605	-0.7%	10,458	9,092	15.0%
SG&A expense	1,668	2,184	-23.6%	3,302	3,586	-7.9%
Operating income	3,896	3,421	13.9%	7,156	5,506	30.0%
Other
Net sales	3,656	3,356	8.9%	7,533	6,888	9.4%
Gross profit	1,097	1,122	-2.2%	2,224	2,275	-2.2%
SG&A expense	1,753	1,715	2.2%	3,639	3,360	8.3%
Operating income (loss)	(655)	(593)	-10.5%	(1,416)	(1,085)	-30.5%
Net Corporate expense
Gross profit	(139)	(855)	NM	(143)	(1,359)	NM
SG&A expense	5,818	5,295	9.9%	10,207	8,387	21.7%
Operating income (loss)	(5,957)	(6,150)	3.1%	(10,348)	(9,746)	-6.2%

NM = Not meaningful

Overview

In 2004, we completed the acquisition of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the utility industry, W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications and Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Newmark is reported as part of the Utility Support Structures segment and Whatley and Sigma are reported as part of the Engineered Support Structures (ESS) segment. The results of these operations were included in our consolidated results starting on the closing dates of the acquisitions. The Newmark and Whatley acquisitions were completed in the second quarter of 2004 and the Sigma acquisition was completed in the third quarter of 2004.

Consolidated net sales for the second quarter of fiscal 2005 were virtually unchanged as compared with 2004, as higher selling prices associated with higher steel costs and the impact of 2004 acquisitions (approximately $9 million) were essentially offset by lower sales volumes, particularly in the Irrigation and ESS segments in 2005. For the twenty-six weeks ended June 25, 2005, the increase in net sales as compared with the same period in 2004 resulted from acquisitions completed in 2004 (approximately $36 million) and higher selling  prices due to increased steel costs. In 2004, we experienced unprecedented increases in our cost of steel and steel-related products. In response to these conditions, we increased our selling prices where possible to recover as much of these cost increases as possible. In 2005, steel prices decreased somewhat, but not to the levels prior to the 2004 increases. Gross profit grew slightly, despite generally lower sales volumes. In 2004, sales price increases somewhat lagged the rapid rise in the cost of steel, which contributed to weaker gross profit margins in 2004, as compared with 2003. Steel prices have stabilized in 2005, which has allowed us to recover some gross profit in 2005. Gross profit as a percentage of sales in the second quarter of 2005 was slightly higher than 2004 and, on a year-to-date basis, was essentially unchanged between 2004 and 2005. Stronger gross profit margins in the Utility Support Structures segment were offset to an extent by weaker gross profit margins in the Irrigation segment. Selling, general and administrative (SG&A) spending in the second quarter of 2005 was slightly lower than 2004, primarily related to lower employee incentives. On a year-to-date basis, the increase in SG&A spending was principally due to the businesses acquired in 2004.

Interest expense in 2005 was higher than 2004, both on a quarterly and year-to-date basis. The increase in interest expense was mainly due to higher average borrowing levels in 2005, as compared with 2004. The higher average borrowing levels this year were primarily due to the impact of the 2004 acquisitions, all of which were funded through debt. The Newmark, Whatley and Sigma acquisitions were financed through $138.0 million of increased borrowings, which consisted of $125.4 million cash paid for these businesses and approximately $12.6 million in assumed debt. “Minority interest”expenses were lower in 2005 than 2004, both on a quarterly and a year-to-date basis. This reduction is related to lower earnings in our Irrigation segment operations in Brazil and South Africa, both of which are less than 100% owned. The increase in net earnings in 2005 is due in part to a $9.9 million pre-tax expense (approximately $6.1 million after taxes) associated with the restructuring of our long-term debt in the second quarter of 2004.

Engineered Support Structures (ESS) Segment

In the ESS segment, sales increased in 2005, as compared with 2004, on both a quarterly and year-to-date basis. The increases in sales for the second quarter and the year-to-date periods ended June 25, 2005 mainly were the result of the impact of 2004 acquisitions (approximately $6.0 and $10.2 million, respectively) and sales price increases in response to higher steel costs. On a regional basis, we realized sales increases in North America and Europe, offset somewhat by slightly lower sales in China.

In North America, lighting and traffic sales in the second quarter of 2005 increased as compared with 2004, due to price increases in response to steel prices, offset by an approximate 10% decrease in sales volume. Sales volumes for 2005 were similar to 2004 on a year-to-date basis. Orders and shipments relating to lighting and traffic projects funded by government programs lagged behind 2004, due to continued delays in the enactment of new federal highway legislation. We believe that, without specific funding guidelines in place, projects are being delayed until such funding is legislated. We anticipate that such legislation will be enacted this year, which should result in improved market conditions. Commercial lighting sales in 2005 likewise lagged 2004 levels, as we believe that commercial construction spending is weaker due to higher costs of construction materials. In Europe, lighting sales were higher than 2004, on both a quarterly and year-to-date basis, due to a combination of higher selling prices to offset higher steel costs and some improvement in economic conditions in our main market areas.

Sales of Specialty Structures products increased as compared with 2004, as higher sales in North America were somewhat offset by lower sales in China. In North America, market conditions for sales of structures and components for the wireless communication market were similar to 2004. Sign structure sales for the thirteen and twenty-six weeks ended June 25, 2005 increased over the same periods in 2004, principally due to the Sigma acquisition (approximately $4.0 and $5.4 million, respectively). Sales of wireless communication poles in China were lower in 2005 as compared with 2004, both on a quarterly and year-to-date basis. The quarterly and year-to-date drop in sales was $2.9 million and $5.6 million, respectively. While sales were below record 2004 levels, demand has been steady and we believe China will continue to expand and improve its wireless networks to accommodate growing demand for wireless communication services. Stronger sales of utility structures in China partially offset the drop in wireless communication structure sales. We believe that, as China develops its electrical infrastructure, there will be a solid demand in the future for steel transmission, substation and distribution structures to help transport and distribute electrical power to users.

The increase in the profitability of the ESS segment for the thirteen and twenty-six weeks ended June 25, 2005 as compared with the same periods in 2004 was the result of stronger earnings in North America and Europe, offset to a degree by lower earnings in China. In North America, improved pricing in all product lines in light of steel cost increases contributed to the increase in earnings for the segment, as sales price increases implemented throughout 2004 generally lagged steel cost increases. In Europe, earnings improved by $2.0 and $4.3 million as compared with the second quarter and year-to-date of 2004, respectively. This profitability improvement was the result of cost structure reductions implemented in 2004 and improved sales volumes. In China, year-to-date earnings decreased $1.4 million as compared with 2004, while second quarter 2005 operating income was similar to 2004. The main reason for lower earnings so far this year in China was related to competitive pricing pressures that are not allowing us to fully recover our steel cost increases in the marketplace.

Utility Support Structures segment

This segment included the operations of Newmark since its acquisition on April 16, 2004 and the North American utility structure operations that were previously part of the ESS segment. The increase in sales in the second quarter of 2005, as compared with 2004, was due to a full year impact of Newmark (approximately $3 million) and increased selling prices in light of higher steel costs. While demand for electrical transmission, substation and distribution structures was improved over 2004, shipping volumes for the quarter ended June 25, 2005 was down approximately 6% as compared with 2004, due in part to timing issues as to when structures were requested to be shipped by our customers. Year-to-date sales volumes in this segment increased slightly in 2005 as compared with 2004. In the first half of 2004, we experienced low margins due to significant competitive pricing pressures that existed throughout most of 2003 and the beginning of 2004. The pricing environment improved thereafter, which resulted in improved gross margins for the segment in 2005. The improved earnings for this segment for the second quarter, as compared with 2004, relate to improved pricing and factory performance. On a year-to-date basis, the improved operating income for this segment was due to the acquisition of Newmark (approximately $2.3 million), improved pricing and sales volume increases. The increase in year-to-date SG&A spending was related primarily to the acquisition of Newmark in April 2004 (approximately $3.5 million).

Coatings Segment

The decrease in sales in the thirteen and twenty-six weeks ended June 25, 2005, as compared with the same periods in 2004, resulted from lower anodizing volumes. In the galvanizing operations, sales dollars were level with 2004, on both a quarterly and year-to-date basis, as price increases offset an approximate 6.5% decrease in pounds galvanized. The decrease in pounds galvanized included lower internal volumes from the Irrigation segment, whose sales volumes are down significantly this year. The decrease in second quarter operating income as compared with 2004 related mainly to lower sales volumes and increased natural gas and zinc costs that were not recovered by sales price increases. Spending reductions in our factories largely mitigated the impact of lower sales and higher natural gas and zinc prices on gross profit. Year-to-date SG&A spending was down in 2005 as compared with 2004, which mostly related to reduced compensation costs.

Irrigation Segment

Sales in 2005 were down on a quarterly and year-to-date basis as compared with the same periods in 2004, due to lower sales volumes in domestic and international markets, offset to an extent by higher selling prices to offset higher steel costs. Fiscal 2005 second quarter and year-to-date global volumes were down approximately 38% and 32%, respectively, as compared with the relatively strong 2004 sales volume levels. We believe lower farm commodity prices and higher farm input costs (especially energy and fertilizer) contributed to reduced demand for irrigation machines and related service parts in most of our key markets around the world. In our international markets, we believe the increased relative strength of foreign currencies in relation to the U.S. dollar has also negatively impacted markets in our key international regions, such as Brazil and South Africa.

The decreases in operating income for the thirteen and twenty-six weeks ended June 25, 2005 as compared with the same periods in 2004 were due to lower sales volumes and reduced factory utilization. While we have reduced factory spending, we were not able to reduce spending to completely offset the impact of lower volumes. The operating income impact of reduced factory utilization was approximately $1.9 million and $3.5 million for the second quarter and year-to-date 2005, respectively, as compared with 2004. The lower SG&A spending for the second quarter and year-to-date periods ended June 25, 2005, as compared with the same periods in 2004, related to reduced employee incentives (approximately $0.4 million), lower legal expenses (approximately $0.5 million) and the reversal of a $0.8 million doubtful account receivable provision for a receivable that was recovered in the second quarter of 2005. In light of the lower sales volumes this year, we reduced employment levels in the factory and administrative areas in the second quarter of 2005. We believe these actions will mitigate the impact of lower sales levels on segment profitability for the remainder of 2005.

Tubing Segment

The increases in Tubing sales for the thirteen and twenty-six weeks ended June 25, 2005, as compared with the same periods in 2004, were due to sales price increases associated with increased steel costs, offset somewhat by slightly lower unit sales volumes. We believe some of the strong sales volumes experienced in the first half of 2004 resulted from increased customer purchases related to steel shortages that were present in the marketplace in 2004. Operating income improved in the thirteen and twenty-six week periods ended June 25, 2005, as compared with the same periods in 2004, due to a generally favorable pricing environment and lower SG&A spending resulting from reduced employee incentives.

Other

This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the decrease in profitability this year was higher spending related to wind energy.

Net corporate expense

The increase in net corporate SG&A expense for the thirteen and twenty-six weeks ended June 25, 2005 as compared with the same period in 2004 related mainly to increased expenses related to the acquisition of a new corporate aircraft (approximately $0.5 million) and a reduction in certain tax incentives (approximately $0.5 million) this year.

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $268.2 million at June 25, 2005, as compared with $277.4 million at December 25, 2004. The ratio of current assets to current liabilities was 2.86:1 at June 25, 2005, as compared with 2.84:1 at December 25, 2004. Operating cash flow was a net inflow of $54.5 million for the twenty-six week period ended June 25, 2005, as compared with a net outflow of $4.4 million for the same period in 2004. The main reasons for the improvement in operating cash flows from 2004 to 2005 were increased net earnings this year, increased depreciation and amortization expenses in 2005 (due mainly to fixed assets and finite-lived intangible assets recognized as part of the acquisitions completed in 2004) and lower working capital levels. Our inventories increased throughout most of 2004, which resulted from steel price increases and increased quantities of steel that were purchased due to shortages and extended lead times. Inventories peaked in the third quarter of 2004 and decreased somewhat in the fourth quarter of 2004. We further reduced inventory levels in the first two quarters of 2005 and plan to continue reducing inventories over the remainder of 2005. The speed of any future inventory reductions will be a function of factors such as market conditions in our businesses and the operating conditions in the steel industry.

Investing Cash Flows—Capital spending during the twenty-six weeks ended June 25, 2005 was $25.3 million, as compared with $6.2 million for the same period in 2004. The main reason for the increase in capital spending was the purchase of a corporate aircraft for approximately $16.5 million. Our existing aircraft is currently for sale and we believe the sale will be completed during the 2005 fiscal year. Our capital spending for the 2005 fiscal year is expected to be between $35 million and $40 million. In 2004, we spent $119.6 million related to the Newmark and Whatley acquisitions.

Financing Cash Flows—Our total interest-bearing debt decreased from $327.5 million as of December 25, 2004 to $305.7 million as of June 25, 2005. The decrease in borrowings was related to the operating cash flows generated during 2005, less capital expenditures.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At June 25, 2005, our long-term debt to invested capital ratio was 43.2%, as compared with 46.3% at December 25, 2004. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. We believe these acquisitions were appropriate opportunities to expand our product offerings and market coverage and generate earnings growth. While our long-term debt to capital ratio exceeds our 40% objective at this time, this ratio was reduced during the first half of 2005 and we believe our cash flows will enable us to reduce our debt level to 40% over the next 6 to 12 months. This estimate is dependent on our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments).

Our debt financing at June 25, 2005 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $22.7 million, $19.3 million which was unused at June 25, 2005. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At June 25, 2005, we had $49.5 million outstanding under the revolving credit agreement at an interest rate of 4.0625% per annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At June 25, 2005, we had the ability to borrow an additional $95 million under this facility.

•       $75 million term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio. This loan requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at June 25, 2005 was 4.3125% per annum.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At June 25, 2005 we were in compliance with all covenants related to these debt agreements.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended June 25, 2005. These policies are described on pages 33-35 in our Form 10-K for the fiscal year ended December 25, 2004.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in the Company’s market risk during the second quarter ended June 25, 2005. For additional information, refer to the section “Risk Management” on page 33 of our Form 10-K for the fiscal year ended December 25, 2004.

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

PART II. OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
March 27, 2005 to April 23, 2005	—	—	—	—
April 24, 2005 to May 28, 2005	13,559	$23.70	—	—
May 29, 2005 to June 25, 2005	526	$23.97	—	—
Total	14,085	$23.71	—	—

During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.   Other Information

On April 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on common stock of 8.5 cents per share, payable July 15, 2005, to stockholders of record June 24, 2005. The indicated annual dividend rate is 34 cents per share.

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

Dated this 1st day of August, 2005.