Form 10-Q
period 2005-09-24
VALMONT INDUSTRIES INC
filed 2005-10-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
Or
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

Indicate by check mark whether the registrant is a shell company  (as defined in  Rule 12b-2 of  the Exchange Act). Yes ☐  No ☑

24,531,749
Outstanding shares of common stock as of October 20, 2005

Index is located on page 2.

Total number of pages 34.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Product sales	$242,626	$240,615	$734,640	$679,216
Services sales	23,316	22,275	62,177	65,584
Net sales	265,942	262,890	796,817	744,800
Product cost of sales	178,849	184,905	551,598	516,492
Services cost of sales	17,483	16,885	46,355	49,848
Cost of sales	196,332	201,790	597,953	566,340
Gross profit	69,610	61,100	198,864	178,460
Selling, general and administrative expenses	47,579	45,268	139,520	131,870
Operating income	22,031	15,832	59,344	46,590
Other income (deductions):
Interest expense	(5,002)	(4,639)	(14,713)	(11,104)
Interest income	408	687	1,237	1,382
Debt prepayment expenses	—	—	—	(9,860)
Miscellaneous	(462)	(23)	(577)	(283)
	(5,056)	(3,975)	(14,053)	(19,865)
Earnings before income taxes, minority interest and equity in earnings of nonconsolidated subsidiaries	16,975	11,857	45,291	26,725
Income tax expense (benefit):
Current	8,239	3,885	15,980	15,811
Deferred	(1,780)	422	748	(6,048)
	6,459	4,307	16,728	9,763
Earnings before minority interest and equity in earnings of nonconsolidated subsidiaries	10,516	7,550	28,563	16,962
Minority interest	(480)	(668)	(1,142)	(1,841)
Equity in earnings of nonconsolidated subsidiaries	170	222	38	296
Net earnings	$10,206	$7,104	$27,459	$15,417
Earnings per share—Basic	$0.42	$0.30	$1.13	$0.65
Earnings per share—Diluted	$0.40	$0.29	$1.09	$0.63
Cash dividends per share	$0.085	$0.080	$0.250	$0.240
Weighted average number of shares of common stock outstanding (000 omitted)	24,382	23,887	24,262	23,866
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,380	24,464	25,197	24,465

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 24, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,941	$30,210
Receivables, net	182,431	188,512
Inventories	164,070	186,988
Prepaid expenses	9,148	8,408
Refundable and deferred income taxes	12,840	14,387
Total current assets	402,430	428,505
Property, plant and equipment, at cost	515,404	493,997
Less accumulated depreciation and amortization	308,029	288,342
Net property, plant and equipment	207,375	205,655
Goodwill	105,429	106,022
Other intangible assets, net	60,633	63,337
Other assets	32,152	32,589
Total assets	$808,019	$836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,542	$7,962
Notes payable to banks	5,214	4,682
Accounts payable	72,208	69,979
Accrued expenses	65,337	66,506
Dividends payable	2,086	1,932
Total current liabilities	153,387	151,061
Deferred income taxes	44,227	42,639
Long-term debt, excluding current installments	255,211	314,813
Minority interest in consolidated subsidiaries	11,215	10,107
Other noncurrent liabilities	24,078	22,833
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	350,317	324,748
Accumulated other comprehensive income	375	3,499
Treasury stock	(56,710)	(59,200)
Unearned restricted stock	(1,981)	(2,292)
Total shareholders’ equity	319,901	294,655
Total liabilities and shareholders’ equity	$808,019	$836,108

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 24, 2005	Sept. 25, 2004
Cash flows from operations:
Net earnings	$27,459	$15,417
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	30,205	28,616
Loss on sale of assets	353	371
Equity in earnings in nonconsolidated subsidiaries	(38)	(296)
Minority interest	1,142	1,841
Deferred income taxes	748	(6,048)
Other adjustments	427	523
Changes in assets and liabilities, net of business acquisitions:
Receivables	4,117	(18,809)
Inventories	19,804	(62,435)
Prepaid expenses	(535)	(33)
Accounts payable	(495)	12,647
Accrued expenses	(248)	11,811
Other noncurrent liabilities	1,244	(99)
Income taxes payable	6,752	(76)
Net cash flows from operations	90,935	(16,570)
Cash flows from investing activities:
Purchase of property, plant & equipment	(29,991)	(12,343)
Acquisitions, net of cash acquired	—	(125,438)
Investment in nonconsolidated subsidiary	—	(2,450)
Proceeds from sale of assets	733	1,436
Dividends to minority interests	(318)	(1,357)
Other, net	152	(1,523)
Net cash flows from investing activities	(29,424)	(141,675)
Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	747	(9,678)
Proceeds from long-term borrowings	16,500	263,171
Principal payments on long-term obligations	(75,513)	(87,976)
Dividends paid	(5,954)	(5,741)
Proceeds from exercises under stock plans	9,441	1,681
Debt issuance costs	—	(5,520)
Purchase of common treasury shares—stock plan exercises	(2,717)	(626)
Net cash flows from financing activities	(57,496)	155,311
Effect of exchange rate changes on cash and cash equivalents	(284)	146
Net change in cash and cash equivalents	3,731	(2,788)
Cash and cash equivalents—beginning of period	30,210	33,345
Cash and cash equivalents—end of period	$33,941	$30,557

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of September 24, 2005 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 24, 2005 and September 25, 2004 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 24, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2004. The results of operations for the periods ended September 24, 2005 are not necessarily indicative of the operating results for the full year.

Inventories

At September 24, 2005, approximately 48.7% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $25,800 and $30,700 at September 24, 2005 and December 25, 2004, respectively.

Inventories consisted of the following:

	September 24, 2005	December 25, 2004
Raw materials and purchased parts	$97,697	$121,484
Work-in-process	16,898	20,696
Finished goods and manufactured goods	75,255	75,526
Subtotal	189,850	217,706
LIFO reserve	25,780	30,718
Net inventory	$164,070	$186,988

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At September 24, 2005, 1,177,090 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Net earnings as reported		$10,206	$7,104	$27,459	$15,417
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	115	135	346	238
Deduct:	Total stock-based employee compensation
	expense determined under fair value based
	method for all awards, net of related tax
	effects	190	530	1,003	1,445
Pro forma net earnings		$10,131	$6,709	$26,802	$14,210
Earnings per share
As reported:	Basic	$0.42	$0.30	$1.13	$0.65
	Diluted	$0.40	$0.29	$1.09	$0.63
Pro forma:	Basic	$0.42	$0.28	$1.10	$0.60
	Diluted	$0.40	$0.27	$1.06	$0.58

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

The Company’s summary proforma results of operations for the thirteen and thirty-nine weeks ended September 25, 2004, assuming that these transactions occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	Sept. 25, 2004	Sept. 25, 2004
Net sales	$263,390	$778,723
Net income	7,293	16,591
Earnings per share—diluted	$0.30	$0.68

3. Goodwill and Intangible Assets

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2005. The Company’s other intangible assets were also evaluated separately from goodwill. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet at September 24, 2005 were not impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortized Intangible Assets

The components of amortized intangible assets at September 24, 2005 and December 25, 2004 were as follows:

	As of September 24, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$7,067	18 years
Proprietary Software & Database	2,609	1,685	6 years
Patents & Proprietary Technology	2,839	269	14 years
Non-compete Agreements	331	82	5 years
	$53,470	$9,103

	As of December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$4,911	18 years
Proprietary Software & Database	2,609	1,335	6 years
Patents & Proprietary Technology	2,839	120	14 years
Non-compete Agreements	331	33	5 years
	$53,470	$6,399

Amortization expense for intangible assets for the thirteen weeks ended September 24, 2005 and September 25, 2004, was $901 and $858, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 24, 2005, and September 25, 2004 was $2,704 and $1,951, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2005	$3,606
2006	3,359
2007	3,276
2008	3,276
2009	3,244
2010	3,210

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, and Sigma trade names are $4,750, $11,111, and $405 respectively, as of September 24, 2005 and December 25, 2004.

The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2005. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 24, 2005.

Goodwill

The carrying amount of goodwill as of September 24, 2005 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 25, 2004	$19,959	$42,628	$42,192	$981	$262	$106,022
Divestiture	—	—	—	(398)	—	(398)
Foreign currency translation	(195)	—	—	—	—	(195)
Balance September 24, 2005	$19,764	$42,628	$42,192	$583	$262	$105,429

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

	Sept. 24, 2005	Sept. 25, 2004
Interest	$12,060	$7,352
Income Taxes	8,156	18,179

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5. Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 24, 2005:
Net earnings	$10,206	—	$10,206
Shares outstanding	24,382	998	25,380
Per share amount	$0.42	(.02)	$0.40
Thirteen weeks ended September 25, 2004:
Net earnings	$7,104	—	$7,104
Shares outstanding	23,887	577	24,464
Per share amount	$0.30	(.01)	$0.29
Thirty-nine weeks ended September 24, 2005:
Net earnings	$27,459	—	$27,459
Shares outstanding	24,262	935	25,197
Per share amount	$1.13	(.04)	$1.09
Thirty-nine weeks ended September 25, 2004:
Net earnings	$15,417	—	$15,417
Shares outstanding	23,866	599	24,465
Per share amount	$0.65	(.02)	$0.63

6. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen and thirty-nine weeks ended September 24, 2005 and September 25, 2004, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Net earnings	$10,206	$7,104	$27,459	$15,417
Currency translation adjustment	1,686	1,313	(3,124)	54
Total comprehensive income	$11,892	$8,417	$24,335	$15,471

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$92,090	$93,096	$266,891	$239,184
Specialty	27,079	24,266	68,772	65,205
Utility	6,211	2,074	18,961	10,085
	125,380	119,436	354,624	314,474
Utility Support Structures segment
Steel	36,380	39,579	109,485	88,813
Concrete	14,918	16,224	43,754	28,358
	51,298	55,803	153,239	117,171
Coatings segment	22,196	22,486	62,392	68,710
Irrigation segment	55,467	62,593	190,838	230,274
Tubing segment	20,386	21,990	65,196	63,409
Other	4,558	4,117	14,007	12,980
	279,285	286,425	840,296	807,018
Intersegment Sales:
Engineered Support Structures	4,754	11,127	16,829	28,530
Utility Support Structures	1,258	4,830	2,843	7,744
Coatings	3,511	3,897	10,662	11,459
Irrigation	3	12	14	175
Tubing	2,814	2,926	10,212	11,592
Other	1,003	743	2,919	2,718
	13,343	23,535	43,479	62,218
Net Sales
Engineered Support Structures	120,626	108,309	337,795	285,944
Utility Support Structures	50,040	50,973	150,396	109,427
Coatings	18,685	18,589	51,730	57,251
Irrigation	55,464	62,581	190,824	230,099
Tubing	17,572	19,064	54,984	51,817
Other	3,555	3,374	11,088	10,262
Consolidated Net Sales	$265,942	$262,890	$796,817	$744,800
Operating Income
Engineered Support Structures	$13,160	$7,438	$29,492	$17,470
Utility Support Structures	4,888	3,558	12,859	2,689
Coatings	2,584	1,471	5,458	4,538
Irrigation	4,870	4,533	19,614	28,386
Tubing	3,725	4,152	10,881	9,658
Other	(532)	(1,247)	(1,948)	(2,332)
Net corporate expense	(6,664)	(4,073)	(17,012)	(13,819)
Total Operating Income	$22,031	$15,832	$59,344	$46,590

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$141,769	$40,386	$75,293	$(14,822)	$242,626
Service sales	13,919	8,790	3,055	(2,448)	23,316
Net sales	155,688	49,176	78,348	(17,270)	265,942
Product cost of sales	106,012	31,638	55,809	(14,610)	178,849
Service cost of sales	10,686	6,630	2,615	(2,448)	17,483
Cost of sales	116,698	38,268	58,424	(17,058)	196,332
Gross profit	38,990	10,908	19,924	(212)	69,610
Selling, general and administrative expenses	27,485	7,401	12,693	—	47,579
Operating income	11,505	3,507	7,231	(212)	22,031
Other income (deductions):
Interest expense	(4,708)	(3)	(297)	6	(5,002)
Interest income	12	3	399	(6)	408
Miscellaneous	2	13	(477)	—	(462)
	(4,694)	13	(375)	—	(5,056)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	6,811	3,520	6,856	(212)	16,975
Income tax expense:
Current	4,791	1,157	2,291	—	8,239
Deferred	(1,750)	331	(361)	—	(1,780)
	3,041	1,488	1,930	—	6,459
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	3,770	2,032	4,926	(212)	10,516
Minority interest	—	—	(480)	—	(480)
Equity in earnings/(losses) of nonconsolidated subsidiaries	6,648	—	108	(6,586)	170
Net earnings	$10,418	$2,032	$4,554	$(6,798)	$10,206

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$443,381	$117,653	$217,794	$(44,188)	$734,640
Service sales	38,997	24,494	8,285	(9,599)	62,177
Net sales	482,378	142,147	226,079	(53,787)	796,817
Product cost of sales	337,766	94,690	163,684	(44,542)	551,598
Service cost of sales	30,548	19,436	5,970	(9,599)	46,355
Cost of sales	368,314	114,126	169,654	(54,141)	597,953
Gross profit	114,064	28,021	56,425	354	198,864
Selling, general and administrative expenses	77,779	22,740	39,001	—	139,520
Operating income	36,285	5,281	17,424	354	59,344
Other income (deductions):
Interest expense	(14,124)	(19)	(619)	49	(14,713)
Interest income	67	15	1,204	(49)	1,237
Miscellaneous	(139)	27	(465)	—	(577)
	(14,196)	23	120	—	(14,053)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	22,089	5,304	17,544	354	45,291
Income tax expense:
Current	8,055	1,914	6,011	—	15,980
Deferred	977	338	(567)	—	748
	9,032	2,252	5,444	—	16,728
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	13,057	3,052	12,100	354	28,563
Minority interest	—	—	(1,142)	—	(1,142)
Equity in earnings/(losses) of nonconsolidated subsidiaries	14,048	—	87	(14,097)	38
Net earnings	$27,105	$ 3,052	$11,045	$(13,743)	$27,459

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirteen Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$144,748	$43,131	$70,688	$(17,952)	$240,615
Service sales	13,459	8,694	4,019	(3,897)	22,275
Net sales	158,207	51,825	74,707	(21,849)	262,890
Product cost of sales	114,333	34,052	54,011	(17,491)	184,905
Service cost of sales	10,360	7,636	2,786	(3,897)	16,885
Cost of sales	124,693	41,688	56,797	(21,388)	201,790
Gross profit	33,514	10,137	17,910	(461)	61,100
Selling, general and administrative expenses	25,505	7,229	12,534	—	45,268
Operating income	8,009	2,908	5,376	(461)	15,832
Other income (deductions):
Interest expense	(4,330)	(4)	(320)	15	(4,639)
Interest income	48	1	653	(15)	687
Debt prepayment expenses	—	—	—	—	—
Miscellaneous	4	(2,052)	2,025	—	(23)
	(4,278)	(2,055)	2,358	—	(3,975)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	3,731	853	7,734	(461)	11,857
Income tax expense:
Current	1,893	(376)	2,368	—	3,885
Deferred	(377)	945	(146)	—	422
	1,516	569	2,222	—	4,307
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	2,215	284	5,512	(461)	7,550
Minority interest	—	—	(668)	—	(668)
Equity in earnings/(losses) of nonconsolidated subsidiaries	5,350	—	—	(5,128)	222
Net earnings	$7,565	$284	$4,844	$(5,589)	$7,104

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$429,270	$90,723	$202,554	$(43,331)	$679,216
Service sales	38,612	26,421	12,010	(11,459)	65,584
Net sales	467,882	117,144	214,564	(54,790)	744,800
Product cost of sales	334,836	72,584	151,995	(42,923)	516,492
Service cost of sales	29,888	22,633	8,786	(11,459)	49,848
Cost of sales	364,724	95,217	160,781	(54,382)	566,340
Gross profit	103,158	21,927	53,783	(408)	178,460
Selling, general and administrative expenses	75,520	18,118	38,232	—	131,870
Operating income	27,638	3,809	15,551	(408)	46,590
Other income (deductions):
Interest expense	(10,360)	(14)	(824)	94	(11,104)
Interest income	132	2	1,342	(94)	1,382
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	(14)	(1,959)	1,690		(283)
	(20,102)	(1,971)	2,208	—	(19,865)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	7,536	1,838	17,759	(408)	26,725
Income tax expense:
Current	9,862	(519)	6,468	—	15,811
Deferred	(6,909)	1,487	(626)	—	(6,048)
	2,953	968	5,842	—	9,763
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	4,583	870	11,917	(408)	16,962
Minority interest	—	—	(1,841)	—	(1,841)
Equity in (earnings)/losses of nonconsolidated subsidiaries	11,242	—	—	(10,946)	296
Net earnings	$15,825	$870	$10,076	$(11,354)	$15,417

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$446	$834	$32,661	$—	$33,941
Receivables, net	75,499	29,718	77,224	(10)	182,431
Inventories	65,914	44,342	53,814	—	164,070
Prepaid expenses	3,568	821	4,759	—	9,148
Refundable and deferred income taxes	7,738	2,956	2,146	—	12,840
Total current assets	153,165	78,671	170,604	(10)	402,430
Property, plant and equipment, at cost	343,791	74,831	96,782	—	515,404
Less accumulated depreciation and amortization	215,696	29,709	62,624	—	308,029
Net property, plant and equipment	128,095	45,122	34,158	—	207,375
Goodwill	20,370	73,374	11,685	—	105,429
Other intangible assets	792	57,317	2,524	—	60,633
Investment in subsidiaries and intercompany accounts	357,727	41,786	(6,088)	(393,425)	—
Other assets	30,992	—	1,760	(600)	32,152
Total assets	$691,141	$296,270	$214,643	$(394,035)	$808,019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,764	$26	$1,752	$—	$8,542
Notes payable to banks	—	—	5,214	—	5,214
Accounts payable	26,736	11,463	34,009	—	72,208
Accrued expenses	40,795	6,279	18,273	(10)	65,337
Dividends payable	2,086	—	—	—	2,086
Total current liabilities	76,381	17,768	59,248	(10)	153,387
Deferred income taxes	18,607	21,861	3,759	—	44,227
Long-term debt, excluding current installments	253,999	74	1,738	(600)	255,211
Minority interest in consolidated subsidiaries	—	—	11,215	—	11,215
Other noncurrent liabilities	22,982	—	1,096	—	24,078
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	349,963	83,237	55,043	(137,926)	350,317
Accumulated other comprehensive loss	—	—	375	—	375
Treasury stock	(56,710)	—	—	—	(56,710)
Unearned restricted stock	(1,981)	—	—	—	(1,981)
Total shareholders’ equity	319,172	256,567	137,587	(393,425)	319,901
Total liabilities and shareholders’ equity	$691,141	$296,270	$214,643	$(394,035)	$808,019

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 966	$ 3,694	$ 25,550	$ —	$ 30,210
Receivables, net	79,280	28,310	80,975	(53)	188,512
Inventories	95,922	38,488	53,802	(1,224)	186,988
Prepaid expenses	2,382	915	5,111	—	8,408
Refundable and deferred income taxes	9,389	3,042	1,956	—	14,387
Total current assets	187,939	74,449	167,394	(1,277)	428,505
Property, plant and equipment, at cost	321,074	72,727	100,196	—	493,997
Less accumulated depreciation and amortization	201,559	24,403	62,380	—	288,342
Net property, plant and equipment	119,515	48,324	37,816	—	205,655
Goodwill	20,370	73,375	12,277	—	106,022
Other intangible assets	832	59,771	2,734	—	63,337
Investment in subsidiaries and intercompany accounts	352,291	35,367	(8,566)	(379,092)	—
Other assets	32,554	41	1,894	(1,900)	32,589
Total assets	$ 713,501	$ 291,327	$ 213,549	$ (382,269)	$ 836,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 4,860	$ 26	$ 3,076	$ —	$ 7,962
Notes payable to banks	—	—	4,682	—	4,682
Accounts payable	21,382	10,312	38,285	—	69,979
Accrued expenses	41,692	5,771	19,096	(53)	66,506
Dividends payable	1,932	—	—	—	1,932
Total current liabilities	69,866	16,109	65,139	(53)	151,061
Deferred income taxes	16,854	21,610	4,175	—	42,639
Long-term debt, excluding current installments	313,368	94	3,251	(1,900)	314,813
Minority interest in consolidated subsidiaries	—	—	10,107	—	10,107
Other noncurrent liabilities	21,600	—	1,233	—	22,833
Shareholders’ equity:
Common stock of $1 par value	27,900	14,248	10,344	(24,592)	27,900
Additional paid-in capital	—	159,082	71,825	(230,907)	—
Retained earnings	325,405	80,184	43,976	(124,817)	324,748
Accumulated other comprehensive loss	—	—	3,499	—	3,499
Treasury stock	(59,200)	—	—	—	(59,200)
Unearned restricted stock	(2,292)	—	—	—	(2,292)
Total shareholders’ equity	291,813	253,514	129,644	(380,316)	294,655
Total liabilities and shareholders’ equity	$ 713,501	$ 291,327	$ 213,549	$ (382,269)	$ 836,108

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$ 27,105	$ 3,052	$ 11,045	$ (13,743)	$ 27,459
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	16,829	7,766	5,610	—	30,205
(Gain)/ Loss on sale of property, plant and equipment	13	1	339	—	353
Equity in (earnings)/losses of nonconsolidated subsidiaries	49	—	(87)	—	(38)
Minority interest	—	—	1,142	—	1,142
Deferred income taxes	977	338	(567)	—	748
Other adjustments	145	(2)	284	—	427
Changes in assets and liabilities:
Receivables	3,782	(1,407)	1,750	(8)	4,117
Inventories	30,008	(5,855)	(4,349)	—	19,804
Prepaid expenses	(1,186)	94	557	—	(535)
Accounts payable	1,205	1,151	(2,851)	—	(495)
Accrued expenses	(1,057)	508	293	8	(248)
Other noncurrent liabilities	1,382	—	(138)	—	1,244
Income taxes payable	6,577	—	175	—	6,752
Net cash flows from operations	85,829	5,646	13,203	(13,743)	90,935
Cash flows from investing activities:
Purchase of property, plant and equipment	(24,073)	(2,124)	(3,794)	—	(29,991)
Proceeds from sale of assets	21	13	699	—	733
Proceeds from minority interests	—	—	(318)	—	(318)
Other, net	(5,602)	(6,375)	(314)	12,443	152
Net cash flows from investing activities	(29,654)	(8,486)	(3,727)	12,443	(29,424)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	747	—	747
Proceeds from long-term borrowings	16,500	—	—	—	16,500
Principal payments on long-term obligations	(73,965)	(20)	(2,828)	1,300	(75,513)
Dividends paid	(5,954)	—	—	—	(5,954)
Proceeds from exercises under stock plans	9,441	—	—	—	9,441
Purchase of common treasury shares—stock plan exercises	(2,717)	—	—	—	(2,717)
Net cash flows from financing activities	(56,695)	(20)	(2,081)	1,300	(57,496)
Effect of exchange rate changes on cash and cash equivalents	—	—	(284)	—	(284)
Net change in cash and cash equivalents	(520)	(2,860)	7,111	—	3,731
Cash and cash equivalents—beginning of year	966	3,694	25,550	—	30,210
Cash and cash equivalents—end of year	$ 446	$ 834	$ 32,661	$ —	$ 33,941

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$15,825	$870	$10,076	$(11,354)	$15,417
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,224	6,170	5,222	—	28,616
(Gain)/ Loss on sale of property, plant and equipment	438	3	(70)	—	371
Equity in (earnings)/losses of nonconsolidated subsidiaries	(296)	—	—	—	(296)
Minority interest	—	—	1,841	—	1,841
Deferred income taxes	(6,908)	1,487	(627)	—	(6,048)
Other adjustments	245	—	278	—	523
Changes in assets and liabilities:
Receivables	(17,622)	2,351	(3,460)	(78)	(18,809)
Inventories	(41,122)	(10,692)	(10,621)	—	(62,435)
Prepaid expenses	327	481	(841)	—	(33)
Accounts payable	15,351	(784)	(1,920)	—	12,647
Accrued expenses	10,230	(1,199)	2,702	78	11,811
Other noncurrent liabilities	1,119	—	(1,218)	—	(99)
Income taxes payable	711	326	(1,113)	—	(76)
Net cash flows from operations	(4,478)	(987)	249	(11,354)	(16,570)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,085)	(1,445)	(2,813)	—	(12,343)
Acquisitions, net of cash acquired	(125,438)	—	—	—	(125,438)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Proceeds from sale of property, plant and equipment	64	—	1,372	—	1,436
Proceeds from minority interests	—	—	(1,357)	—	(1,357)
Other, net	(30,024)	14,410	4,237	9,854	(1,523)
Net cash flows from investing activities	(165,933)	12,965	1,439	9,854	(141,675)
Cash flows from financing activities:
Net repayments under short-term agreements	6,400	(11,388)	(4,690)	—	(9,678)
Proceeds from long-term borrowings	263,100	—	71	—	263,171
Principal payments on long-term obligations	(84,745)	(167)	(4,564)	1,500	(87,976)
Dividends paid	(5,741)	—	—	—	(5,741)
Proceeds from exercises under stock plans	1,681	—	—	—	1,681
Debt issuance costs	(5,520)	—	—	—	(5,520)
Purchase of common treasury shares—stock plan exercises	(626)	—	—	—	(626)
Net cash flows from financing activities	174,549	(11,555)	(9,183)	1,500	155,311
Effect of exchange rate changes on cash and cash equivalents	—	—	146	—	146
Net change in cash and cash equivalents	4,138	423	(7,349)	—	(2,788)
Cash and cash equivalents—beginning of year	1,982	612	30,751	—	33,345
Cash and cash equivalents—end of year	$6,120	$1,035	$23,402	$—	$30,557

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

This discussion should be read in conjunction with the financial statements and the notes thereto, and the management’s discussion and analysis, included in the Company’s annual report on Form 10-K for the fiscal year ended December 25, 2004. We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements. In the fourth quarter of fiscal 2004, we reorganized our management reporting structure to better serve the electrical utility structure market. Our North American Utility business, formerly included within the Utility product line in the Engineered Support Structures segment, was combined with the Concrete Support Structures segment and is collectively referred to as the Utility Support Structures segment. Figures for 2004 have been reclassified to conform to the 2005 presentation.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	Sept. 24, 2005	Sept. 25, 2004	% Incr. (Decr.)	Sept. 24, 2005	Sept. 25, 2004	% Incr. (Decr)
Consolidated
Net sales	$265,942	$262,890	1.2%	$796,817	$744,800	7.0%
Gross profit	69,610	$61,100	13.9%	198,864	178,460	11.4%
as a percent of sales	26.2%	23.2%		25.0%	24.0%
SG&A expense	47,579	45,268	5.1%	139,520	131,870	5.8%
as a percent of sales	17.9%	17.2%		17.5%	17.7%
Operating income	22,031	15,832	39.2%	59,344	46,590	27.4%
as a percent of sales	8.3%	6.0%		7.4%	6.3%
Net interest expense	4,594	3,952	16.2%	13,476	9,722	38.6%
Effective tax rate	38.1%	36.3%		36.9%	36.5%
Net earnings	10,206	7,104	43.7%	27,459	15,417	78.1%
Earnings per share	0.40	0.29	37.9%	1.09	0.63	73.0%
Engineered Support Structures Segment
Net sales	120,626	108,309	11.4%	337,795	285,944	18.1%
Gross profit	33,297	25,717	29.5%	88,726	72,882	21.7%
SG&A expense	20,137	18,279	10.2%	59,234	55,412	6.9%
Operating income	13,160	7,438	76.9%	29,492	17,470	68.8%
Utility Support Structures segment
Net sales	50,040	50,973	-1.8%	150,396	109,427	37.4%
Gross profit	11,731	10,229	14.7%	32,810	19,098	71.8%
SG&A expense	6,843	6,671	2.6%	19,951	16,409	21.6%
Operating income	4,888	3,558	37.4%	12,859	2,689	NM
Coatings segment
Net sales	18,685	18,589	0.5%	51,730	57,251	-9.6%
Gross profit	4,848	3,891	24.6%	12,339	11,960	3.2%
SG&A expense	2,264	2,420	-6.4%	6,881	7,422	-7.3%
Operating income	2,584	1,471	75.7%	5,458	4,538	20.3%
Irrigation segment
Net sales	55,464	62,581	-11.4%	190,824	230,099	-17.1%
Gross profit	13,508	14,194	-4.8%	46,223	57,442	-19.5%
SG&A expense	8,638	9,661	-10.6%	26,609	29,056	-8.4%
Operating income	4,870	4,533	7.4%	19,614	28,386	-30.9%
Tubing segment
Net sales	17,572	19,064	-7.8%	54,984	51,817	6.1%
Gross profit	5,235	6,127	-14.6%	15,693	15,219	3.1%
SG&A expense	1,510	1,975	-23.5%	4,812	5,561	-13.5%
Operating income	3,725	4,152	-10.3%	10,881	9,658	12.7%
Other
Net sales	3,555	3,374	5.4%	11,088	10,262	8.0%
Gross profit	1,112	942	18.0%	3,337	3,216	3.8%
SG&A expense	1,644	2,189	-24.9%	5,285	5,548	-4.7%
Operating income (loss)	(532)	(1,247)	57.3%	(1,948)	(2,332)	16.5%
Net Corporate expense
Gross profit	(121)	2	NM	(264)	(1,357)	NM
SG&A expense	6,543	4,075	60.6%	16,748	12,462	34.4%
Operating income (loss)	(6,664)	(4,073)	-63.6%	(17,012)	(13,819)	-23.1%

NM = Not meaningful

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Overview

In 2004, we completed the acquisitions of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the utility industry, W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications and the assets of  Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Newmark is reported as part of the Utility Support Structures segment and Whatley and Sigma are reported as part of the Engineered Support Structures (ESS) segment. The results of these operations were included in our consolidated results starting on the closing dates of the acquisitions. The Newmark and Whatley acquisitions were completed in the second quarter of 2004 and the Sigma acquisition was completed in the third quarter of 2004.

Consolidated net sales for the third quarter of fiscal 2005 were slightly higher than for the same period in 2004, as higher selling prices associated with higher steel costs were partially offset by lower sales volumes, particularly in the Irrigation and ESS segments, in 2005. For the thirty-nine weeks ended September 24, 2005, the increase in net sales as compared with the same period in 2004 resulted from acquisitions completed in 2004 (approximately $37 million) and higher selling  prices due to increased steel costs. In 2004, we experienced unprecedented increases in our cost of steel and steel-related products. In response to these conditions, we increased our selling prices to recover as much of these cost increases as possible. As of the end of the third quarter of 2005, steel prices have decreased somewhat, but not to the levels prior to the 2004 increases.

Gross profit as a percent of sales for the thirteen and thirty-nine weeks ended September 24, 2005 was higher as compared with the same period in 2004, despite generally lower sales volumes. In 2004, sales price increases somewhat lagged the rapid rise in the cost of steel, which contributed to weaker gross profit margins in 2004, as compared with 2003. Steel prices were more stable in 2005, which has allowed us to recover some gross profit. In the third quarter of 2005, gross margins were further enhanced by approximately $2.6 million due to improved factory productivity across all segments. The increase in selling, general and administrative (SG&A) spending in the third quarter of 2005, as compared with the same period in 2004, primarily related to increased employee incentives due to improved earnings in 2005. On a year-to-date basis, the increase in SG&A spending was principally due to the businesses acquired in 2004 (approximately $5.1 million) and increased employee incentives (approximately $2.0 million).

Interest expense in 2005 was higher than 2004, for the third quarter and on a year-to-date basis. While average borrowing levels in the third quarter of 2005 were lower than for the same period in 2004, interest expense rose, due to higher interest rates on our variable rate debt in 2005. As of the end of the third quarter, average borrowings on a year-to-date basis were higher in 2005 as compared with 2004, due mainly to the Newmark, Whatley and Sigma acquisitions. These acquisitions were completed in the second and third quarter of 2004 and were financed through increased borrowings of approximately $138 million, including $12.6 million of debt assumed as part of the acquisitions. “Minority interest” expenses were lower in 2005 than 2004, both for the third quarter and on a year-to-date basis. This reduction is related to lower earnings in our Irrigation segment operations in Brazil and South Africa, both of which are less than 100% owned. The increase in net earnings for year-to-date 2005, as compared with the same period in 2004, was due in part to a $9.9 million pre-tax expense (approximately $6.1 million after taxes) associated with the restructuring of our long-term debt in the second quarter of 2004.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Engineered Support Structures (ESS) Segment

In the ESS segment, sales increased for the third quarter and on a year-to-date basis in 2005, as compared with 2004, due mainly to the impact of the 2004 acquisitions (approximately $1.0 and $11.2 million, respectively) and sales price increases in response to higher steel costs.

In North America, lighting and traffic sales in the third quarter of 2005 increased as compared with 2004, due to sales price increases in response to steel prices, offset by an approximate 10% decrease in sales volume. Sales volumes for 2005 were also down slightly as compared with 2004 on a year-to-date basis. Orders and shipments relating to lighting and traffic projects funded by government programs lagged behind 2004, due to delays in the enactment of new federal highway legislation. We believe that, without specific funding guidelines in place, projects were delayed, resulting in lower demand for lighting and traffic products. In the third quarter of 2005, new federal highway funding legislation was enacted, which should result in improved market conditions going forward. However, we do not expect this legislation to have a significant impact on sales in the fourth quarter of 2005. Commercial lighting sales for the third quarter and on a year-to-date basis in 2005 likewise lagged 2004 levels. We believe this decrease was attributable to lower commercial construction spending in 2005 than in 2004 and was also impacted by rising costs of construction materials. In Europe, lighting sales were higher than 2004, for the third quarter and on a year-to-date basis, due to a combination of higher selling prices to offset higher steel costs, some improvement in economic conditions in our main market areas and sales attributable to new products developed this year.

Sales of Specialty Structures products increased for the third quarter and on a year-to-date basis, as compared with 2004. In North America, market conditions for sales of structures and components for the wireless communication market for the third quarter and on a year-to-date basis were similar to the same periods in 2004. Sign structure sales for the thirteen and thirty-nine weeks ended September 24, 2005 increased over the same periods in 2004, principally due to the Sigma acquisition (approximately $1.3 and $6.7 million, respectively). Sales of wireless communication poles in China in the third quarter of 2005 were comparable to the same period in 2004, while year-to-date sales in 2005 lagged 2004 by approximately $ 5 million. While sales were below record 2004 levels, demand has been steady and we believe China will continue to expand and improve its wireless networks over time to accommodate growing demand for wireless communication services. Stronger sales of utility structures in China, including sales exported to other regions of the world, enhanced third quarter and year-to-date sales in 2005, as compared with the same periods in 2004 and offset the year-to-date drop in wireless communication structure sales. We believe that, as China develops its electrical infrastructure, there will be a solid demand in the future for steel transmission, substation and distribution structures to help transport and distribute electrical power to users.

The increase in the profitability of the ESS segment for the thirteen and thirty-nine weeks ended September 24, 2005 as compared with the same periods in 2004 was the result of stronger earnings in North America,  Europe and China. In North America, improved pricing in all product lines contributed to the increase in earnings for the segment, as sales price increases implemented throughout 2004 generally lagged steel cost increases. In Europe, earnings improved by $0.9 and $5.2 million as compared with the third quarter and year-to-date of 2004, respectively. This profitability improvement was the result of cost structure reductions implemented in 2004 and improved sales volumes. In China, year-to-date earnings

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

were comparable to 2004, while third quarter 2005 operating income improved by approximately $1.8 million, as compared with the same period in 2004. The improvement in third quarter earnings in China, as compared with the same period in 2004, was attributable to higher sales volumes (partially due to export utility orders) and improved product pricing. The most significant reason for the increases in SG&A spending for the segment for the thirteen and thirty-nine weeks ended September 24, 2005 as compared with 2004 related mainly to increased employee incentives due to improved operating results this year, which approximated $2 million in the third quarter and on a year-to-date basis.

Utility Support Structures segment

This segment includes the operations of Newmark since its acquisition on April 16, 2004 and the North American utility structure operations that were previously part of the ESS segment. For the thirteen weeks ended September 24, 2005, sales price increases essentially offset the impact of lower sales volumes. The hurricanes that struck the Gulf Coast and Texas during the third quarter resulted in shipping delays for our steel and concrete utility structures, as construction crews that normally install new structures were diverted to restoring electrical power to those affected by the hurricanes. On a year-to-date basis, the increase in sales in 2005, as compared with 2004, resulted from the Newmark acquisition (approximately $26 million) in April 2004 and increased selling prices to offset higher steel costs. As a result of the shipping delays encountered in the third quarter of 2005, our backlogs have grown to approximately $81 million, up from approximately $74 million at the end of the third quarter of 2004.

The improvement in third quarter operating income for this segment, as compared with 2004, resulted from improved product pricing this year. On a year-to-date basis, the increase in 2005 operating income, as compared with 2004, was due to the acquisition of Newmark in 2004 (approximately $2.3 million) and improved product pricing. In the first half of 2004, we experienced low margins due to significant competitive pricing pressures that existed throughout most of 2003 and the beginning of 2004. The pricing environment improved thereafter, which resulted in improved gross margins for the segment in 2005. Year-to-date SG&A spending increased in 2005, as compared with 2004, primarily due to the acquisition of Newmark in April 2004.

Coatings Segment

Net sales were unchanged for the thirteen weeks ended September 24, 2005, as compared with the same period in 2004. In the galvanizing operations, sales dollars were comparable to 2004, on both a quarterly and year-to-date basis, as price increases offset an approximate 7% decrease in pounds galvanized. The decrease in pounds galvanized included lower internal volumes from other segments. In the Irrigation and ESS segments, sales volumes are down this year, which resulted in lower internal demand for coatings services. Galvanizing services provided to the Utility segment are down due to lower volumes and a shift in the product mix to weathering steel, which does not require galvanizing. Despite lower volumes, third quarter and year-to-date operating income increased, as compared with 2004, mainly related to cost reductions to offset lower sales volumes. Additional workers’ compensation costs in our California anodizing operation of approximately $0.6 million were recorded in the third quarter of 2004. As a result of improved safety procedures and changes in California workers’ compensation laws, these costs were not incurred in 2005. Year-to-date SG&A spending for the third quarter and on a year-to-date

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

basis was down in 2005 as compared with 2004, which mostly related to reduced compensation and incentive costs.

Irrigation Segment

Sales in 2005 were down for the third quarter and on a year-to-date basis as compared with the same periods in 2004, due to lower sales volumes in domestic and international markets, offset to an extent by higher selling prices to offset higher steel costs. Fiscal 2005 third quarter and year-to-date global sales volumes of irrigation machines were down approximately 15% and 30%, respectively, as compared with the relatively strong 2004 sales volume levels. In North America, sales of irrigation machines were down modestly from the 2004 fiscal third quarter, but sales of service parts was relatively strong. Generally hot and dry growing conditions in many of our major markets resulted in increased utilization of center pivot irrigation and drove sales of service parts. The favorable mix impact of higher parts sales helped sustain gross profit levels despite lower overall sales. Most of the sales volume decrease in the third quarter occurred in the international markets. We believe lower farm commodity prices and higher farm input costs (especially energy and fertilizer) contributed to reduced demand for irrigation machines in most of our key markets around the world. In our international markets, we believe the increased relative strength of foreign currencies in relation to the U.S. dollar has also negatively impacted the net farm income of our customers and, accordingly, market demand in our key international regions, such as Brazil and South Africa, for the third quarter and on a year-to-date basis in 2005, as compared with 2004.

In the third quarter of 2005, operating income increased modestly, despite lower sales volumes. Third quarter operating income was positively impacted by lower SG&A expenses in 2005, as compared with 2004. Spending plans were reduced in the second quarter of 2005 in light of market conditions, which led to the decrease in expense levels in the third quarter of 2005. Spending decreases realized in the third quarter of 2005 were mainly in compensation and employee incentives. On a year-to-date basis, the lower operating income this year was principally due to the sharp decrease in sales volumes this year, which also impacted factory utilization, offset to a degree by lower SG&A spending. The operating income impact of reduced factory utilization was approximately $3.0 million for the year-to-date period ended September 24, 2005, as compared with the same period in 2004. The decrease in SG&A spending for the year-to-date period ended September 24, 2005 was primarily due to lower employee incentives (approximately $0.9 million) and the reversal of a $0.8 million doubtful account receivable provision for a receivable that was recovered in the second quarter of 2005.

Tubing Segment

In the Tubing segment, 2005 third quarter sales volumes were up approximately 20% over the same period in 2004, which was more than offset by generally lower sales prices resulting from lower steel costs. We believe the increased sales volume in this segment was the result of the timing of sales orders placed by some of our customers, as year-to-date sales volumes in 2005 were comparable to 2004. Accordingly, the increase in year-to-date sales was due to the carryover effect of higher sales price due to rising steel costs in 2004. The modest decrease in operating income in the third quarter of 2005 was due mainly to a more price competitive market, which hampered gross margins, offset to a degree by lower SG&A spending and improved factory productivity (approximately $1.2 million). For the thirty-nine week period ended

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

September 24, 2005, the improvement in operating income was largely the result of lower SG&A spending as compared with 2004. Quarterly and year-to-date SG&A spending decreases in 2005 as compared with 2004 resulted from reduced employee incentives in 2005 (approximately $0.3 million and $0.7 million, respectively).

Other

The “Other” category includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the third quarter 2005 increase in operating income, as compared with 2004, related to lower wind energy spending and some improvement in the machine tool accessory business. On a year-to-date basis, spending on the wind energy initiative was comparable to 2004.

Net corporate expense

The main reasons for increased net corporate SG&A expense for the thirteen and thirty-nine weeks ended September 24, 2005 as compared with the same periods in 2004 were certain non-recurring expenses related to the acquisition of a new corporate aircraft (approximately $0.7 and $1.2 million, respectively) and higher employee incentives due to improved operating results this year (approximately $0.9 million and $1.2 million, respectively).

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $249.0 million at September 24, 2005, as compared with $277.4 million at December 25, 2004. The ratio of current assets to current liabilities was 2.62:1 at September 24, 2005, as compared with 2.84:1 at December 25, 2004. Operating cash flow was a net inflow of $90.9 million for the thirty-nine week period ended September 24, 2005, as compared with a net outflow of $16.6 million for the same period in 2004. The main reasons for the improvement in operating cash flows from 2004 to 2005 were increased net earnings this year, increased depreciation and amortization expenses in 2005 (due mainly to fixed assets and finite-lived intangible assets recognized as part of the acquisitions completed in 2004) and lower working capital levels. Our inventories increased throughout most of 2004, which resulted from steel price increases and increased quantities of steel that were purchased due to shortages and extended lead times. Inventories peaked in the third quarter of 2004 and decreased somewhat in the fourth quarter of 2004. We further reduced inventory levels in the first three quarters of 2005 and plan to continue reducing inventories over the remainder of 2005. The speed of any future inventory reductions will be a function of factors such as market conditions in our businesses and the operating conditions in the steel industry.

Investing Cash Flows—Capital spending during the thirty-nine weeks ended September 24, 2005 was $30.0 million, as compared with $12.3 million for the same period in 2004. The main reason for the increase in capital spending was the purchase of a corporate aircraft for approximately $16.5 million. Our existing aircraft is currently for sale and we believe the sale will be completed during the 2005 fiscal year.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Our capital spending for the 2005 fiscal year is expected to be between $35 million and $40 million. In 2004, we spent $125.4 million related to the Newmark, Whatley and Sigma acquisitions.

Financing Cash Flows—Our total interest-bearing debt decreased from $327.5 million as of December 25, 2004 to $269.0 million as of September 24, 2005. The decrease in borrowings was related to the operating cash flows generated during 2005, less capital expenditures.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At September 24, 2005, our long-term debt to invested capital ratio was 39.5%, as compared with 46.3% at December 25, 2004. The decrease in our interest-bearing debt was achieved through our stronger operating cash flows this year, which were used to pay down the outstanding balance of our revolving debt while meeting our other debt payment obligations. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. We believe these acquisitions were appropriate opportunities to expand our product offerings and market coverage and generate earnings growth.

Our debt financing at September 24, 2005 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $22.9 million, $19.2 million which was unused at September 24, 2005. Our long-term debt principally consists of:

•                    $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•                    $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At September 24, 2005, we had $14.5 million outstanding under the revolving credit agreement at an interest rate of 4.625% per annum. The revolving credit agreement contains certain financial covenants that limit our additional borrowing capability under the agreement. At September 24, 2005, we had the ability to borrow an additional $130 million under this facility.

•                    $75 million term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio. This loan requires quarterly principal payments beginning in 2005 through 2009. The annualized principal payments beginning in 2005 in millions are: $3.8, $11.2, $18.8, $26.2, and $15.0. The effective interest rate on this loan at September 24, 2005 was 4.875% per annum.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At September 24, 2005 we were in compliance with all covenants related to these debt agreements.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended September 24, 2005. These policies are described on pages 33-35 in our Form 10-K for the fiscal year ended December 25, 2004.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in the Company’s market risk during the second quarter ended September 24, 2005. For additional information, refer to the section “Risk Management” on page 33 of our Form 10-K for the fiscal year ended December 25, 2004.

Item 4.    Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. Subsequent to the second quarter of fiscal 2005, the company implemented various process and information systems enhancements, principally related to the implementation of IFS software and related business improvements in the Specialty Structures unit of the Engineered Support Structures segment. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable, and accounts payable processes. Aside from such change, there were no significant changes to the company’s internal control over financial reporting during the third quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
June 26, 2005 to July 23, 2005	2,089	$24.98	—	—
July 24, 2005 to August 27, 2005	76,879	$27.05	—	—
August 28, 2005 to September 24, 2005	1,287	$26.20	—	—
Total	80,255	$26.98	—	—

During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.   Other Information

On September 14, 2005, the Company’s Board of Directors declared a quarterly cash dividend on common stock of 8.5 cents per share, payable October 14, 2005, to stockholders of record September 30, 2005. The indicated annual dividend rate is 34 cents per share.

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

Dated this 24th day of October, 2005.