Form 10-K
period 2005-12-31
VALMONT INDUSTRIES INC
filed 2006-03-14
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

At March 1, 2006 there were 24,814,399 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 24, 2005 was $339,383,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 24, 2006 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 31, 2005, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

PART I

Available Information

We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We submitted the annual Chief Executive Officer certification to the NYSE for 2005, as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

ITEM 1.                BUSINESS.

(a)   General Description of Business

General

We are a diversified global producer of fabricated metal products and a leading producer of metal and concrete pole and tower structures in our Engineered Support Structures and Utilities Support Structures businesses, and are a global producer of mechanized irrigation systems in our Irrigation business. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business and manufacture specialty pipe and tubing products in our Tubing business. Our pole and tower structures are used to support outdoor lighting and traffic control fixtures, electrical transmission lines and related power distribution equipment, wireless communications equipment and highway signs. Our mechanized irrigation equipment is used to water crops and deliver chemical fertilizers and pesticides. Our tubing is used in a wide range of specialized agricultural, automotive and industrial applications, including grain augers and chutes, engine exhausts and pneumatic tubing. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. We were founded in 1946, went public in 1968 and our shares have been traded on The New York Stock Exchange (ticker: VMI) since August 2002, having previously traded on the NASDAQ National Market.

Business Strategy

Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

Increasing the Market Penetration of our Existing Products.   Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, technological innovation and consistently high quality. For example, in 2005 we were selected as a principal supplier of pole products from a utility company that was historically a customer of one of our competitors. We believe this customer chose to purchase products from us, rather than our competitor, because we have the most complete product line offering of utility structures to meet their needs and offer superior product quality, service and reliability.

Bringing our Existing Products to New Markets.   Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products. In recent years, for example, we have been expanding our geographic presence in Europe and North Africa for lighting structures.

Developing New Products for Markets that We Currently Serve.   Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users. For example, we developed and sold structures for tramway applications in Europe in 2005. The customers for this product line include many of the state and local governments that purchase our lighting structures.

We believe we will be able to grow sales of our support structures for highway signs rapidly because we understand these customers’ requirements well and benefit from existing relationships with them. In addition, our acquisition of Newmark in 2004 enables us to offer concrete utility structures in addition to our current product offering to the utility industry.

Developing New Products for New Markets to Further Diversify our Business.   Our strategy is to increase our sales and diversify our business by developing new products for new markets. For example, we have developed a structure for the wind energy industry that we believe can be more cost effective and easier to install than traditional structures. We believe this business venture leverages our engineering and manufacturing capabilities and will open new markets for our products.

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

There have been no significant divestitures of businesses in the past five years.

(b)   Operating Segments

We aggregate our operating segments into five reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Our reportable segments are as follows:

Engineered Support Structures:   This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries, certain international utility industries and for other specialty applications

Utility Support Structures:   This segment consists of the manufacture of engineered steel and concrete structures for the North American utility industry

Coatings:   This segment consists of galvanizing, anodizing and powder coating services

Irrigation:   This segment consists of the manufacture of agricultural irrigation equipment and related parts and services

Tubing:   This segment consists of the manufacture of tubular products for industrial customers

Other.

In addition to these five reportable segments, we have other businesses that individually are not more than 10% of consolidated sales. These businesses include our development of structures for the wind energy industry, machine tool accessories and industrial fasteners. Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 19 of our consolidated financial statements on pages 61-64.

(c)   Narrative Description of Business

Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our five reportable segments is set forth below.

Engineered Support Structures Segment:

The Engineered Support Structures segment manufactures and markets engineered metal structures in two broad product lines:

(1)   Lighting and Traffic

Products Produced—This product line primarily includes steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we believe we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, signage) to determine the design of the pole.

Markets—The key markets for our lighting and traffic products are the transportation and commercial lighting markets. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal highway program. This program provides funding to improve the nation’s roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. New federal highway program legislation was enacted in 2005, which we believe provides a solid platform for future growth of this market. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

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

These competitive factors also apply to European markets. There are many competitors in the European market, as most countries have several manufacturers of lighting and traffic poles, many of which compete primarily on the basis of price and local product specifications. In the Chinese market, there are a large number of local competitors, many of which are small companies who use pricing as their main strategy, especially for standard lighting poles. In China, we are most competitive in markets where product and service quality are highly valued or in products that require significant engineering content.

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

In the wireless communication market, a wireless communication cell site will mainly consist of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to the structure and connect cabling and other parts from the antennas to the shelter).

For a given cell site, we provide poles, towers and components. We offer a wide range of structures to our customers, including solid rod, tubular and guyed towers, poles (tapered and non-tapered) and disguised products to minimize the visual impact on an area.

Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on the structures we sell.

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

Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. According to the Cellular Telecommunications and Internet Association (CTIA), cell phone subscribers in the U.S grew from 6.4 million in 1991 to nearly 195 million in 2005, an annual compounded growth rate of nearly 28%. In the last five years, the annual compounded rate of subscriber growth was approximately 15%. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. While demand for structures and components in recent years was substantially lower than in the late 1990’s and 2000, we believe long-term growth should be driven by subscriber growth (although at a lower rate of growth than the past), increased usage, new technologies, such as 3G (the third generation of wireless technology) and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

The two broad customer groups for our specialty products are wireless carriers, (companies that provide wireless services to subscribers) and build-to-suit (BTS) companies, (organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure). BTS companies generate rental revenue from the wireless carriers who use those cell sites.

Infrastructure costs can be substantial for these customers, so access to capital is important to their ability to fund future infrastructure needs. Many of these companies have, from time to time, experienced reduced access to capital for infrastructure development, due to factors such as downturns in equity prices for telecommunication stocks and capital needs for acquisitions of competitors. Accordingly, their infrastructure spending on network development has been cyclical. We believe that infrastructure spending will grow moderately in the future, in order to improve and maintain service levels demanded by users. We also believe that increased subscriber utilization of wireless devices will lead to an increase in the number of cell sites.

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

Distribution Methods—Sales and distribution activities are normally handled through a direct sales force. In the sale of sign structures, we work through the same commissioned sales agent organization as our Lighting and Traffic product line as well as our direct sales force. These agents generally sell to construction contractors.

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

Markets—Our sales in this segment are mostly in the United States, where the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. We believe that the passage of energy legislation in the U.S. in 2005 will encourage utility companies and independent power producers to invest in transmission and distribution infrastructure. All of these factors are expected to increase demand for electrical utility structures to transport electricity from source to user. Sales may take place on bid project basis or through strategic alliance relationships with certain customers.

Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service and reliable, timely delivery of the product. There are many competitors. Companies compete on the basis of price, quality, service and engineering expertise. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in the bid process. When the wireless communication pole market is weak relative to the utility structures market (as it was in 2002 and 2003), we may see these manufacturers competing in this segment.

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

Competition—The Coatings industry is very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality service.

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

Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates and the status of government support programs. In many international markets, the relative strength or weakness of local currencies as compared with the U.S. dollar may affect net farm income, since export markets are generally denominated in U.S. dollars.

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

Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods where market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately-owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

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

Suppliers and Availability of Raw Materials.

Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience short-term disruptions and volatility, we do not believe that key raw materials would be unavailable for extended periods. In 2004, there were shortages in hot-rolled steel supplies, due primarily to shortages of steel-producing inputs, such as scrap steel, coke and iron ore. These shortages led to sharp price increases, extended lead times and availability issues for some manufacturers. We did not experience extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In 2005, we experienced volatility in zinc and natural gas prices. In late 2005, prices for these commodities increased substantially, but we did not experience any disruptions to our operations due to availability.

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

Backlog.

The backlog of orders for the principal products manufactured and marketed was approximately $260.1 million at the end of the 2005 fiscal year and $223.0 million at the end of the 2004 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2006. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 31, 2005	Dec. 25, 2004
Engineered Support Structures	$118.8	$129.1
Utility Support Structures	89.4	60.2
Irrigation	42.3	23.5
Tubing	8.2	7.8
Other	1.4	2.4
	$260.1	$223.0

Research Activities.

The information called for by this item is included in Note 14 of our consolidated financial statements on page 59 of this report.

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

Number of Employees.

At December 31, 2005, we had 5,336 employees.

(d)   Financial Information About Geographic Areas

Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 19 of our consolidated financial statements on page 61 of this report. While France accounted for 6.9% of our net sales in 2005, no other foreign country accounted for more than 5% of our net sales.

ITEM 1A.        RISK FACTORS.

The following risk factors describe various risks that may affect our business, financial condition and operations.

Increases in prices and reduced availability of key raw materials such as steel, aluminum and zinc will increase our operating costs and likely reduce our profitability.

Hot rolled steel coil and other carbon steel products have historically constituted approximately one-third of the cost of manufacturing our products. We also use large quantities of aluminum for lighting structures and zinc for the galvanization of most of our steel products. The markets for the commodities that we use in our manufacturing processes can be volatile. The following factors increase the cost and reduce the availability of steel, aluminum and zinc for us:

•        increased demand, which occurs when other industries purchase greater quantities of these commodities at times when we require more steel, aluminum and zinc for manufacturing, which can result in higher prices and lengthen the time it takes to receive material from suppliers;

•        increased freight costs, because our manufacturing sites are usually not located near the major steel, aluminum and zinc manufacturers;

•        lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce these commodities (such as coke and scrap steel for the production of steel) which could result in reduced supplies of these commodities, higher costs for us and increased lead times to acquire material;

•        lower inventory levels at suppliers when major steel users, such as the automobile manufacturers, increase their orders, which can reduce available inventory for us to meet our requirements;

•   increased cost of major inputs, such as scrap steel, coke, iron ore and energy;

•        fluctuations in foreign exchange rates can impact the relative cost of these commodities, which may affect the cost effectiveness of imported materials and limit our options in acquiring these commodities; and

•        international trade disputes, import duties and quotas, since we import some steel for our domestic and foreign manufacturing facilities.

Increases in the selling prices of our products may not fully recover additional steel, aluminum and zinc costs and generally lag increases in our costs of these commodities. Consequently, an increase in steel, aluminum and zinc prices will increase our operating costs and likely reduce our profitability. For example, rising steel prices in 2002 and 2004 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. U.S. government trade and tariff actions reduced the availability and increased the cost of steel imported from outside the United States in 2002 and 2003. While these tariffs were repealed in late 2003, the weakness of the U.S. dollar made procurement of steel from outside the United States less attractive.

The 2004 fiscal year was characterized by an unprecedented and rapid increase in steel prices, which resulted from the imposition of surcharges by steel suppliers and, in some cases (in a departure from normal industry practices), modification of their contracts and commitments. We believe this situation was caused by significant increases in steel production and consumption in China, leading to shortages in key steel-making materials (such as coke, iron ore and scrap steel), which impacted the production capability of other steel producers. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers imposed surcharges and increased prices in 2004 prevented us from fully recovering these price increases and reduced our operating margins, particularly in our lighting and traffic and utility businesses. In addition, our Coatings segment was negatively impacted, as some of our galvanizing customers had difficulty procuring steel. In late 2005, zinc prices escalated rapidly late in the year and negatively impacted our cost of goods produced and operating income, especially in our galvanizing operations in the Coatings segment.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

We use energy to manufacture our products. Our operating costs increase if energy costs rise, which occurred in 2001, 2003 and 2005 due to additional energy usage caused by severe winter weather conditions and higher oil and natural gas prices. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. While we may hedge our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were approximately $219 million in 2005. Purchases of our products are, to a significant extent, deferrable to the extent that utilities reduce capital expenditures as a result of unfavorable regulatory environments, a slow U.S. economy or financing constraints. As a result of weakness in the industry that occurred in 2003, utility companies and independent power producers reduced or delayed spending for electrical generation and transmission projects, which resulted in decreased demand for our products and severe pricing pressure in the market.

The end users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. Lower levels of farm income generally result in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. In 2001 and 2005, rapid increases in natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In 2001, severe drought in Brazil resulted in water shortages for electrical generation and water available for irrigation purposes was restricted by the government. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, such as occurred in 2001 and throughout much of 2005, result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

We have also experienced cyclical demand for those of our products that are targeted to the wireless communications industry, which has weakened since 2000. Our sales to the wireless communications industry were approximately $80 million in 2005. Sales of wireless structures to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new structures to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry.

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

We are an international manufacturing company with operations around the world. At December 31, 2005, we operated over 40 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2005, international sales accounted for approximately 22% of our total sales, and we have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

Our products are sold in many countries around the world. Approximately 22% of our fiscal 2005 sales are generated by export or foreign subsidiaries and are often made in foreign currencies, mainly the Brazilian real, Canadian dollar, euro and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. We do not have exchange rate hedges in place to reduce this currency translation risk. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

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

We face competitive pressures from a variety of companies in each of the markets we serve. Our competitors include companies who provide the technologies that we provide as well as companies who provide competing technologies, such as drip irrigation. Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have. In addition, certain of our competitors, particularly with respect to our utility and wireless communication product lines, have sought bankruptcy protection in recent years, and may emerge with reduced debt service obligations, which could allow them to operate at pricing levels that put pressures on our margins. In our Coatings segment, we compete indirectly with international companies for sales. Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales of galvanizing and anodizing services. To remain competitive, we will need to invest continuously in manufacturing, product development and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

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

We may not realize the improved operating results that we anticipate from acquisitions we may make in the future, and we may experience difficulties in integrating the acquired businesses or may inherit significant liabilities related to such businesses.

We explore opportunities to acquire businesses that we believe are related to our core competencies from time to time, some of which may be material to us. We expect such acquisitions will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. We cannot provide assurance that this assumption will prove correct with respect to any acquisition.

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

We have a significant amount of indebtedness. As of December 31, 2005, we had approximately $237 million of total indebtedness outstanding and our ratio of total debt to shareholders’ equity was 72%. In addition, we had up to $145 million of additional borrowing capacity under our revolving credit facility. We may, as we have from time to time, increase our indebtedness to make business acquisitions (such as the Newmark acquisition in 2004) and major capital expenditures. Our level of indebtedness could have important consequences, including:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

The Company’s corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2016. The headquarters of the Company’s reporting segments are located in Valley, Nebraska except for the headquarters of the Company’s Utility Support Structures segment, which are located in Birmingham, Alabama. The principal operating locations of the Company are listed below.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

Executive Officers of the Company

Our executive officers at December 31, 2005, their ages, positions held, and the business experience of each during the past five years are, as follows:

Mogens C. Bay, age 57, Chairman and Chief Executive Officer since January 1997.

Terry J. McClain, age 58, Senior Vice President and Chief Financial Officer since January 1997.

E. Robert Meaney, age 58, Senior Vice President since September 1998.

Ann F. Ashford, age 45, Vice President—Human Resources since December 1999.

Steven G. Branscombe, age 50, Vice President—Information Technology since October 2001. Senior Project Manager, IBM Corporation, from August 2000 to September 2001.

Mark C. Jaksich, age 48, Vice President and Controller since February 2000.

Walter P. Pasko, age 55, Vice President—Procurement since May 2002. Vice President—Purchasing and National Accounts, National Material Company, September 1997 to April 2002.

P. Thomas Pogge, age 57, Vice President, General Counsel and Secretary since May 2001. Attorney in private practice from January 2000 to April 2001.

Mark E. Treinen, age 50, Vice President—Business Development & Treasurer since January 1994.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, previously listed and trading on the NASDAQ National Market under the symbol “VALM”, was approved for listing on the New York Stock Exchange and began trading under the symbol “VMI” on August 30, 2002. We had approximately 5,700 shareholders of common stock at December 31, 2005. Other stock information required by this item is included in “Quarterly Financial Data (unaudited)” on page 73 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 25, 2005 to October 22, 2005	997	29.52	—	—
October 23, 2005 to November 26, 2005	216,206	31.60	—	—
November 27, 2005 to December 31, 2005	9,901	33.49	—	—
Total	227,104	31.68	0	0

During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.                SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

	2005	2004	2003	2002	2001
Operating Data
Net sales	$1,108,100	$1,031,475	$837,625	$854,898	$872,380
Operating income	82,863	70,112	54,623	70,289	65,021
Cumulative effect of accounting change	—	—	(366)	(500)	—
Net earnings	39,079	26,881	25,487	33,629	26,693
Depreciation and amortization	39,807	38,644	34,597	33,942	36,324
Capital expenditures	35,119	17,182	17,679	13,942	25,652
Per Share Data
Earnings:
Basic	$1.61	$1.13	$1.07	$1.40	$1.10
Diluted	1.54	1.10	1.05	1.37	1.09
Cash dividends	0.335	0.320	0.315	0.290	0.260
Financial Position
Working capital	$229,161	$277,444	$169,568	$154,112	$145,550
Property, plant and equipment, net	194,676	205,655	190,103	193,175	209,580
Total assets	802,042	843,351	613,022	593,649	599,433
Long-term debt, including current installments	232,340	322,775	149,662	166,391	198,008
Shareholders’ equity	328,675	294,655	265,494	242,020	225,811
Invested capital(a)	641,392	697,691	483,764	451,753	472,230
Key Financial Measures
Return on invested capital(a)	7.7%	7.6%	7.4%	9.7%	8.6%
EBITDA(b)	$122,732	$97,725	$86,515	$100,930	$97,997
Return on beginning shareholders’ equity(c)	13.3%	10.1%	10.5%	14.9%	13.9%
Long-term debt as a percent of invested capital(d)	36.2%	46.3%	30.9%	36.8%	41.9%
Year End Data
Shares outstanding (000)	24,765	24,162	23,825	23,883	24,477
Approximate number of shareholders	5,700	5,600	5,400	5,500	5,500
Number of employees	5,336	5,542	5,074	5,234	5,342

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

	2005	2004	2003	2002	2001
Operating income	$82,863	$70,112	$54,623	$70,289	$65,021
Effective tax rate	37.8%	36.0%	36.3%	36.5%	36.9%
Tax effect on Operating Income	(31,322)	(25,240)	(19,828)	(25,655)	(23,993)
After-tax Operating income	51,541	44,872	34,795	44,634	41,028
Average Invested Capital	669,542	590,728	467,759	461,992	475,920
Return on invested capital	7.7%	7.6%	7.4%	9.7%	8.6%
Total Assets	$802,042	$843,351	$613,022	$593,649	$599,433
Less: Accounts Payable	(90,674)	(77,222)	(71,481)	(70,276)	(67,563)
Less: Accrued Expenses	(67,869)	(66,506)	(55,856)	(69,828)	(58,042)
Less: Dividends Payable	(2,107)	(1,932)	(1,921)	(1,792)	(1,598)
Total Invested Capital	$641,392	$697,691	$483,764	$451,753	$472,230
Beginning of year Invested Capital	697,691	483,764	451,753	472,230	479,609
Average Invested Capital	$669,542	$590,728	$467,759	$461,992	$475,920

Return on invested capital, as presented, may not be comparable to similarly titled measures of other companies.

(b)    Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest-bearing debt not exceed 3.75x EBITDA for the most recent twelve month period. If this covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. EBITDA is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2005	2004	2003	2002	2001
Net earnings	$39,079	$26,881	$25,487	$33,629	$26,693
Plus: Interest Expense	19,498	16,073	9,897	11,722	17,080
Plus: Income tax expense	24,348	16,127	16,534	21,637	17,900
Plus: Depreciation and Amortization	39,807	38,644	34,597	33,942	36,324
EBITDA	$122,732	$97,725	$86,515	$100,930	$97,997

EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(c)     Return on beginning shareholders’ equity is calculated by dividing Net earnings by the prior year’s ending Shareholders equity.

(d)    Long-term debt as a percent of invested capital is calculated as the sum of Current portion of long-term debt and Long-term debt divided by Total Invested Capital. This is one of our key financial ratios in that it measures the amount of financial leverage on our balance sheet at any point in time. We also have covenants under our major debt agreements that relate to the amount of debt we carry. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. We have an internal target to maintain this ratio at or below 40%. This ratio may exceed 40% from time to time for major strategic purposes, such as acquisitions. Long-term debt as a percent of capital is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2005	2004	2003	2002	2001
Current portion of long-term debt	$13,583	$7,962	$15,009	$10,849	$11,062
Long-term debt	218,757	314,813	134,653	155,542	186,946
Total Long-term debt	$232,340	$322,775	$149,662	$166,391	$198,008
Total Invested Capital	$641,392	$697,691	$483,764	$451,753	$472,230
Long-term debt as a percent of invested capital	36.2%	46.3%	30.9%	36.8%	41.9%

Long-term debt as a percent of invested capital, as presented, may not be comparable to similarly titled measures of other companies.

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

	2005	2004	Change 2005-2004	2003	Change 2004-2003
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,108.1	$1,031.5	7.4%	$837.6	23.1%
Gross profit	278.3	245.9	13.2%	208.0	18.2%
as a percent of sales	25.1%	23.8%		24.8%
SG&A expense	195.4	175.8	11.1%	153.4	14.6%
as a percent of sales	17.6%	17.0%		18.3%
Operating income	82.9	70.1	18.3%	54.6	28.4%
as a percent of sales	7.5%	6.8%		6.5%
Net interest expense	17.7	14.7	20.4%	8.8	67.0%
Effective tax rate	37.8%	36.0%		36.3%
Net earnings	39.1	26.9	45.4%	25.5	5.5%
Earnings per share	1.54	1.10	40.0%	1.05	4.8%
Engineered Support Structures Segment
Net sales	470.7	402.0	17.1%	330.0	21.8%
Gross profit	127.2	102.8	23.7%	94.6	8.7%
SG&A expense	82.6	71.2	16.0%	68.4	4.1%
Operating income	44.6	31.6	41.1%	26.2	20.6%
Utility Support Structures Segment
Net sales	218.9	175.3	24.9%	76.8	128.3%
Gross profit	48.6	32.1	51.4%	8.8	NM
SG&A expense	27.9	25.0	11.6%	14.3	74.8%
Operating income(loss)	20.7	7.1	191.5%	(5.5)	NM
Coatings Segment
Net sales	72.1	73.5	(1.9)%	91.1	(19.3)%
Gross profit	17.6	14.0	25.7%	16.7	(16.2)%
SG&A expense	9.2	9.8	(6.1)%	9.9	(1.0)%
Operating income	8.4	4.2	100.0%	6.8	(38.2)%
Irrigation Segment
Net sales	260.4	297.8	(12.6)%	279.9	6.4%
Gross profit	61.0	73.8	(17.3)%	71.8	2.8%
SG&A expense	36.2	38.3	(5.5)%	37.2	3.0%
Operating income	24.8	35.5	(30.1)%	34.6	2.6%
Tubing Segment
Net sales	71.9	68.7	4.7%	44.8	53.3%
Gross profit	20.6	20.3	1.5%	11.3	79.6%
SG&A expense	6.0	6.9	(13.0)%	4.8	43.8%
Operating income	14.6	13.4	9.0%	6.5	106.2%
Other
Net sales	14.1	14.2	(0.7)%	14.9	(4.7)%
Gross profit	4.3	4.6	(6.5)%	5.2	(11.5)%
SG&A expense	8.4	7.4	13.5%	7.3	1.4%
Operating loss	(4.1)	(2.8)	(46.4)%	(2.1)	(33.3)%
Net corporate expense
Gross profit	(1.0)	(1.6)	37.5%	(0.4)	NM
SG&A expense	25.1	17.3	45.1%	11.5	50.4%
Operating loss	(26.1)	(18.9)	(38.1)%	(11.9)	(58.8)%

NM—not meaningful

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED WITH FISCAL 2004

Overview

The fiscal year ended December 31, 2005 included 53 weeks of operations, as compared with fiscal 2004, which was 52 weeks. This was the result of our fiscal year end being on the last Saturday in December. Accordingly, all fiscal 2005 operational figures were higher than had fiscal 2005 been 52 weeks in length. The estimated impact on our net sales and net earnings due to the extra week of fiscal 2005 was approximately $17 million and $1 million, respectively.

In 2004, we completed the acquisitions of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures mainly for the North America utility industry, W.J. Whatley, Inc. (Whatley), a manufacturer of fiberglass poles principally for outdoor lighting applications and the assets of Sigma Industries, Inc. (Sigma), a manufacturer of overhead sign structures mainly serving the eastern United States. Newmark is reported as part of the Utility Support Structures segment and Whatley and Sigma are reported as part of the Engineered Support Structures (ESS) segment. The results of these operations were included in our consolidated results starting on the closing dates of the acquisitions. The Newmark and Whatley acquisitions were completed in the second quarter of 2004 and the Sigma acquisition was completed in the third quarter of 2004.

Consolidated net sales increased as compared with 2004 due to a full year impact of acquisitions completed in 2004 ($37.5 million) and higher selling prices associated with the rapid increase of steel costs throughout much of 2004. These net sales increases were offset somewhat by decreased sales volumes in the Irrigation segment in 2005, as compared with 2004. Gross profit as a percent of sales increased, mainly resulting from the impact of higher selling prices. In 2004, our gross profit as a percent of net sales fell in our Engineered Support Structures (ESS) and Utility Support Structures segments, as pricing actions taken in response to higher steel costs lagged steel cost increases. In 2005, gross profit percentages in these segments recovered to more historical levels, as steel costs were more stable in 2005. Selling, general and administrative expenses (SG&A) increased in 2005 over 2004 levels, mainly due to the full year impact of the acquisitions completed in 2004 ($5.1 million), increased employee incentives of $6.0 million due to increased profitability in 2005, increased sales commissions associated with higher sales ($1.5 million) and additional personnel costs related to the preparation of our new ESS segment operation in China (approximately $1.0 million). This plant is scheduled to begin production in the second quarter of 2006.

Net interest expense increased in 2005 mainly due to higher interest rates on our variable rate debt, as compared with 2004 (approximately $2.4 million). Higher average borrowing levels in 2005 as compared to 2004, due to the $125.4 million of debt incurred to fund the acquisitions completed in 2004 also contributed to the increase in net interest expense.

The effective tax rate increased in 2005 due to $1.1 million in taxes due to repatriation of foreign earnings. On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law, which included a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We elected to apply this provision to qualifying earnings repatriations in fiscal 2005. The cash dividends received in 2005 (net of taxes paid) was approximately $15.9 million. Otherwise, our effective tax rate in 2005 was essentially unchanged from 2004.

Minority interest expenses were lower in 2005 than 2004 mainly due to lower earnings in our Irrigation segment operations in Brazil and South Africa. In addition, we increased our ownership interest in the Brazil operation from 70% to 90% in 2005, which contributed to lower minority interest expenses as compared with 2004.

Net earnings increased in 2005 due in part to a $9.9 million pre-tax expense in 2004 (approximately $6.1 million after taxes) associated with the restructuring of our long-term debt in 2004. Earnings per share increased at a lower percentage than net earnings in 2005 from 2004 due to more fully-diluted shares outstanding.

Engineered Support Structures (ESS) Segment

General

The sales increase in 2005 as compared with 2004 was due to price increases related to 2004 steel cost increases and the full year impact in 2005 from the 2004 acquisitions ($11.3 million). The improvement in gross profit mainly related to sales price increases. In 2004, we raised sales prices as our steel costs increased. However, the impact of sales price increases generally lagged our cost increases, resulting in lower gross profit margins in 2004. Sales prices lagged cost increases due to the backlog nature of our business and existing orders could not be re-priced. In 2005, steel costs were more stable, which enabled our gross profit margins to improve to more traditional levels. Increased SG&A spending principally resulted from the full year impact of higher employee incentives attributable to improved operating income in 2005, as compared with 2004 ($3.2 million), the 2004 acquisitions ($1.5 million), and increased compensation costs in China to prepare for the start-up of our second plant (approximately $1.0 million). This plant is scheduled to begin production in the second quarter of 2006 All regions contributed to the improved operating income for the segment. In Europe, earnings improved by $4.7 million as compared with 2004 due to increased volumes and cost structure reductions implemented in 2004. China’s earnings improved $1.3 million which was attributable to higher sales volumes and improved product pricing.

Lighting and Traffic Products

The increase in North American lighting and traffic structure sales in 2005 was partly due to the effect of a full year of activity from the 2004 acquisitions of Whatley ($4.9 million) and the full year impact of price increases implemented in 2004 in response to higher steel costs. North American volumes were slightly down in 2005 as compared with 2004. We believe delays in the enactment of the highway bill in the U.S. resulted in postponement of lighting projects and reduced demand in the transportation market. The commercial lighting market remained stable in 2005. In Europe, lighting sales were higher than 2005 due to a combination of higher selling prices to offset higher steel costs and an approximate 8% volume increase due to improvement in economic conditions in our main market areas and sales of new products developed this year.

Specialty Products

Sales of specialty products were up from 2004, mainly due to the full year of the 2004 acquisition of Sigma (approximately $6.4 million). Wireless communication structures and components remained fairly stable in 2005 as compared to 2004, reflecting relatively stable market conditions. Sales of wireless communication poles in China were down slightly from a very strong 2004.

Utility Products

This product line includes sales of utility structures for markets outside of North America. Sales improved in 2005 as compared with 2004 due to introduction of new utility structure products for the Chinese market and export sales of utility structures outside of China. We believe as China develops its electrical infrastructure, there will be a solid demand in the future for steel transmission, substation and distribution structures to help transport and distribute electrical power to users. Furthermore, we believe that China will continue to be a key part of our efforts to penetrate export utility structure markets.

Utility Support Structures Segment

This segment includes the operations of Newmark since its acquisition on April 16, 2004 and the North American utility structure operations that were previously part of the ESS segment. The increase in sales from 2005 to 2004 includes approximately $26.2 million related to the full year impact of the Newmark acquisition and the effect of increased selling prices to offset higher steel costs incurred in 2004. While sales volumes were comparable to 2004, order rates were well above 2004 levels. Increased investment in the electrical transmission grid by utility companies and independent power producers resulted in higher order rates and backlogs in 2005, as compared with 2004. Gross profit improved in 2005 over 2004, as margins returned to more traditional levels through increased pricing, while volumes were comparable to 2004. Increased SG&A expense in 2005 resulted from the full year impact of Newmark ($3.6 million), increased incentives of $1.1 million due to increased segment earnings and increased commissions of $1.3 million due to increased segment sales in 2005

Coatings Segment

Coatings segment sales were slightly down in 2005 from 2004 mainly due to lower volumes, but favorably offset by higher prices due in part to increased zinc and natural gas costs that were passed on to the marketplace as price increases or surcharges. Gross profit improved mainly through increased factory productivity and lower workers’ compensation costs in 2005, as compared with 2004, of approximately $1.5 million in our California operations. Improved safety procedures and changes in California workers’ compensation laws contributed to decreased workers’ compensation costs in 2005.

Irrigation Segment

Sales were down in 2005 as compared to 2004 due to lower sales volumes in both domestic and international markets, partially offset by higher sales prices. In North America, irrigation machine sales volumes were down approximately 20% in 2005, as compared with 2004. We believe relatively low farm commodity prices and higher input costs (energy, fuel and fertilizer) contributed to reduced demand for irrigation machines in most of our key markets around the world. Additionally, a weak U.S. dollar also contributed to reduced sales demand in our international markets. On a regional basis, sales decreases in South America and South Africa were somewhat offset by improved sales in the Asia Pacific region. Gross profit decreased more than sales in 2005, as compared with 2004, due to decreased factory productivity associated with the decreased sales volumes. The impact of lower factory productivity on gross profit was approximately $4.0 million in 2005.

In 2005, SG&A expenses decreased from 2004 due to reduced employee incentives associated with decreased operating income (approximately $0.7 million) and to a bad debt reversal of $0.8 million for a receivable that was recovered in 2005.

Tubing Segment

Tubing segment sales increased in 2005 due to improved demand, partially offset by lower pricing, in certain markets. Gross profit was comparable to 2005, despite the increase in sales volume. Gross profit margins were hampered in 2005, as compared with 2004, due to lower pricing and an unfavorable sales mix, partially offset by improved factory performance (approximately $2.2 million). SG&A expense was down in 2005, due to decreased employee incentives resulting from lower growth in segment earnings.

Other

Our “Other” businesses include our machine tool accessory business in France, our industrial fastener business in the U.S., and wind energy development. Operating income decreased mainly due to increased research and development spending to develop a structure for the wind energy industry. Our spending on the wind energy initiative was $3.2 million in 2005, as compared with $2.4 million in 2004.

Net corporate expense

The most significant items that resulted in the increase in net corporate expense in 2005 as compared with 2004 were increased employee incentives of $3.4 million related to improved net earnings in 2005 and approximately $1.5 million related to the acquisition of a new corporate aircraft and the sale of our existing aircraft in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Working Capital and Operating Cash Flows   Net working capital was $229.2 million at fiscal year-end 2005, as compared with $277.4 million at fiscal year-end 2004. The ratio of current assets to current liabilities was 2.28:1 as of December 31, 2005, as compared with 2.75:1 at December 25, 2004. The decrease in working capital mainly resulted from our use of operating cash flows to reduce our long-term debt. Operating cash flow was $133.8 million in 2005, as compared with $5.2 million in 2004 and $52.9 million in 2003. The increase in operating cash flow in 2005 as compared with 2004 related mainly to increased net income, lower inventory and accounts receivable and higher accounts payable levels as compared with 2004. In 2004, availability issues, extended lead times and lack of firm pricing for steel resulted in higher inventory levels in 2004 and compared with historical levels. These conditions eased in 2005, which allowed us to decrease our inventory levels throughout 2005.

Investing Cash Flows   Capital spending was $35.1 million in 2005, as compared with $17.2 million in 2004, and $17.7 million in 2003. The most significant capital expenditure in 2005 was the purchase of a corporate aircraft for $16.5 million, which replaced an aircraft that was sold for approximately $7.8 million in cash. Our depreciation and amortization expenses for 2005, 2004 and 2003 were $39.8 million, $38.6 million and $34.6 million, respectively. Throughout much of the 1990’s our capital spending was relatively high as we added manufacturing capacity in a number of areas, most notably our Irrigation segment factory in McCook, Nebraska and our Utility Support Structures factory in Jasper, Tennessee. We have not made any substantial capacity additions in the past three years, except for a new ESS segment manufacturing facility in southern China. The total capital cost for the facility is expected to be approximately $5.0 million ($1.5 million was expended in 2005) and is planned to start production in the second quarter of 2006. In addition, we made a number of acquisitions from 1998 through 2004 that added capacity and allowed us to expand our market coverage. We do not anticipate a substantial increase in capital spending in the near future. Fiscal 2006 capital expenditures are estimated to be between $25 and $30 million. The most significant investing cash flow item in 2004 was the $125.4 million expended (net of cash acquired) related to the Newmark, Whatley and Sigma acquisitions.

Financing Cash Flows   Total interest-bearing debt decreased from $327.5 million in 2004 to $237.3 million as of December 31, 2005, a decrease of $90.2 million. Most of this decrease occurred in our revolving credit facility and bank term loan. In December 2005, we prepaid approximately $13 million of our bank term loan. The increase in interest-bearing debt in 2004 was due to our 2004 acquisitions, which totaled $138 million (including $12.6 million in debt that was assumed as part of the acquisitions).

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At December 31, 2005, our long-term debt to invested capital ratio was 36.2%, as compared with 46.3% at the end of fiscal 2004. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. While our long-term debt to capital ratio exceeded our 40% objective as a result of the Newmark acquisition in April 2004, our cash flows enabled us to reduce our long-term debt levels to under 40% of invested capital by September 2005. Dependent on our level of acquisition activity and steel industry availability and pricing issues, we expect our long-term debt to invested capital ratio to remain below 40% in 2006.

Our priorities in use of future cash flows are as follows:

•       Fund internal growth initiatives in core businesses

•       Pay down interest-bearing debt

•       Invest in acquisitions clearly connected to our core businesses or an existing competency

•       Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

Our debt financing at December 31, 2005 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $22.9 million, $19.9 million of which was unused at December 31, 2005. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At December 31, 2005, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At December 31, 2005, we had the ability to borrow an additional $145 million under this facility.

•       Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $58.1 million at December 31, 2005. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2006 in millions are: $10.4, $10.4, $19.4, and $17.9. The effective interest rate on this loan was 5.1875% per annum at December 31, 2005.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. Our key debts covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 31, 2005 we were in compliance with all covenants related to these debt agreements. Based on our available credit facilities and our history of positive cash flows from operations, we believe that we have adequate liquidity to meet our short-term cash needs.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 31, 2005 are summarized as follows, in millions of dollars:

Contractual Obligations	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt	$223.3	$13.0	$31.1	$19.5	$159.7
Capital leases	9.0	0.6	1.2	7.2	—
Unconditional purchase obligations	35.0	35.0	—	—	—
Operating leases	38.2	8.1	11.3	5.0	13.8
Total contractual cash obligations	$305.5	$56.7	$43.6	$31.7	$173.5

Long-term debt principally consists of the $150 million of senior subordinated notes and the bank term loan ($58.1 million was outstanding at December 31, 2005). We had no outstanding balance on our revolving credit agreement at December 31, 2005. Obligations under these agreements could be accelerated in event of non-compliance with covenants. At December 31, 2005, we were in compliance with all debt covenants.

Capital leases relate principally to a production facility in France and transportation and office equipment. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

As of December 31, 2005, our interest obligations associated with our long-term debt and capital leases were as follows (in millions of dollars):

2006	$14.2
2007-2008	25.9
2009-2010	22.5
After 2010	40.8

Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel for periods up to one year. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

OFF BALANCE SHEET ARRANGEMENTS

We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. The most significant operating lease is the lease of our corporate headquarters office building in Omaha, Nebraska. Through 2005, we leased the entire office complex and sublet other office space in the complex to outside parties. The lease payments were based on the London Interbank Offer Rate (LIBOR), plus a spread that varies depending on our financial leverage. This lease also contained certain covenants that are similar to those in our revolving credit agreement, including covenants related to financial leverage and coverage of certain fixed charges. The estimated fair value of the residual value guarantee at December 31, 2005 was approximately $1.0 million, which was classified on the balance sheet in “Other noncurrent liabilities”. This lease was reviewed under the provisions of FAS Interpretation 46R (“Consolidation of Variable Interest Entities”), and we determined that we were not required to consolidate the lessor entity because we were not the primary beneficiary. Subsequent to December 31, 2005, the office complex was sold and we executed a 10-year operating lease for the office space in the complex that we occupy. In addition, our residual value guarantee to the former lessor was terminated.

We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Except as noted below, these commitments at December 31, 2005 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2006	2007-2008	2009-2010	Thereafter
Standby Letters of Credit	$2.7	$1.8	—	0.9	—
Guarantees	4.1	2.3	—	1.8	—
Total commercial commitments	$6.8	$4.1	$—	2.7	$—

The above commitments include $6.7 million in loan guarantees of non-consolidated subsidiaries in Argentina and Mexico and are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to us. As prescribed by the Financial Accounting Standards Board (FASB) Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), the fair value of the guarantees was $1.1 million and is recorded in Other noncurrent liabilities on our December 31, 2005 balance sheet. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, hot-rolled steel prices have been volatile. In 2002, prices rose sharply early in the year before falling later in the year. In 2004, prices rose dramatically throughout much of the year. The volatility in price over time was due to such factors as fluctuations in supply, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years, including 2005. In 2005, zinc prices rose rapidly throughout the year, reaching near-record high prices in late 2005. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to minimize the impact of volatility in prices and sales price increases where possible. We use natural gas swap contracts to mitigate the impact of rising gas prices on our operating income. In 2004, our strategies as they pertain to steel were not as effective as in the past, as suppliers discontinued fixed price contracts and consignment programs.

Risk Management

Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.5 million in 2005 and $0.8 million in 2004.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact cash balances in

U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $2.2 million in 2005 and $2.1 million in 2004.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2005	2004
	(in millions)
Europe	$3.9	$5.0
South America	0.3	0.7
Asia	2.4	2.2
South Africa	0.4	0.5

Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 25-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. Annual U.S. gas requirements are approximately 700,000 MMBtu. We have purchased swaps totaling approximately 50% of our expected 2006 U.S. requirements through April 2006. The fair value of these instruments is based on quoted market prices from the NYMEX. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 31, 2005 our market risk exposure related to future natural gas requirements being hedged was approximately $0.1 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

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

•       costs to correct the product problem in the field, including labor costs

•       costs for replacement parts

•       other direct costs associated with warranty claims

•       the number of product units subject to warranty claims

In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumption in our estimate is the rate we apply to those recent sales, which is based on historical claims experience. If this estimated rate changed by 50%, the impact on operating income would be approximately $1.3 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

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

In 2004, we experienced substantially higher costs to produce inventory than in 2003, due mainly to higher costs for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) of approximately $20.9 million than had all our inventory been valued on the FIFO method. The 2005, prices decreased modestly and operating income would have decreased by approximately $1.6 million had all of our inventory been valued on the FIFO method.

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

Stock Options

Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. As allowed under generally accepted accounting principles (GAAP), we do not record any compensation expense on the income statement with respect to options granted to employees and directors. Alternatively, under GAAP, we could have recorded a compensation expense based on the fair value of employee stock options. As described in Note 1 in the Consolidated Financial Statements, had we recorded a fair value-based compensation expense for stock options, earnings per share would have been $0.02 to $0.10 less than what was reported for each of the 2003, 2004 and 2005 fiscal years. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective beginning in the company’s first quarter of fiscal 2006. We expect that the adoption of this standard will reduce our operating income by approximately $1.6 million in 2006 and will not have a material affect on our cash flows.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and tax-planning strategies are considered in assessing the need for the valuation allowance, if a deferred tax asset is estimated to be not fully realizable in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net income in the period the determination was made. Likewise, should we subsequently determine that we would be able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 31, 2005, we had approximately $6.3 million in deferred tax assets related mainly to operating and tax credit carryforwards, with a valuation allowance of $4.8 million. In 2004, we removed $0.4 million of prior valuation allowances (and, accordingly, reduced our income tax expense), because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. If these circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. At December 31, 2005, we had deferred tax assets of $2.1 million related to nonconsolidated subsidiaries. These deferred tax assets relate to operating loss carryforwards and we do not believe that it is more likely than not that future earnings will be adequate to utilize these carryforwards before they expire. Accordingly, these deferred tax assets have been fully offset by a valuation adjustment.

Recently Issued Accounting Pronouncements

SFAS 123(R)

In December 2004, the FASB issued SFAS 123(R), which requires us to recognize compensation expense for stock options granted to employees based on the estimated fair value of the equity instrument at the time of grant. Such expense will be recognized over the requisite service period of the stock option award, which is normally the vesting period. The expense for awards granted after implementation of FAS123R will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate of forfeitures does not materially impact our calculation of compensation expense.

Currently, we disclose the pro forma net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148. The requirements of SFAS 123(R) are effective for us at the beginning in the first quarter of fiscal 2006. The expense that we will recognize in 2006 consists of grants made subsequent to December 31, 2005 and the unvested portion of options granted prior to December 31, 2005. For options granted prior to December 31, 2005, the expense that will be recognized will correspond to that which was calculated as part of our pro forma disclosures.

We plan to use the modified prospective method of adoption of this standard and we expect to record expense of approximately $1.6 million in fiscal 2006 related to the unvested portion of options that were granted as of December 31, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Beginning with the options that are granted in 2006, we plan to use a binomial model in calculating estimated fair value of stock options and recognizing that expense on a straight-line basis over the requite service period of the award. The binomial model uses more inputs than the Black-Scholes model, and we believe the use of the binomial model will result in a better estimate of fair value than was previously used for purposes of determining the pro-forma impact of SFAS 123.

SFAS 151

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required is included under the captioned paragraph, “Risk Management” on page 36-37 of this report.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and December 25, 2004, and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska March 9, 2006

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three-year period ended December 31, 2005
(Dollars in thousands, except per share amounts)

	2005	2004	2003
Product sales	$1,023,526	$946,912	$741,229
Services sales	84,574	84,563	96,396
Net sales	1,108,100	1,031,475	837,625
Product cost of sales	766,917	720,251	554,564
Services cost of sales	62,888	65,302	75,071
Total cost of sales	829,805	785,553	629,635
Gross profit	278,295	245,922	207,990
Selling, general and administrative expenses	195,432	175,810	153,367
Operating income	82,863	70,112	54,623
Other income (deductions):
Interest expense	(19,498)	(16,073)	(9,897)
Interest income	1,810	1,333	1,095
Debt prepayment expenses	—	(9,860)	—
Miscellaneous	(802)	(679)	(276)
	(18,490)	(25,279)	(9,078)
Earnings before income taxes, minority interest, equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	64,373	44,833	45,545
Income tax expense (benefit):
Current	26,294	20,828	11,684
Deferred	(1,946)	(4,701)	4,850
	24,348	16,127	16,534
Earnings before minority interest, equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	40,025	28,706	29,011
Minority interest	(1,052)	(2,397)	(2,222)
Equity in earnings/(losses) of nonconsolidated subsidiaries	106	572	(936)
Cumulative effect of change in accounting principle	—	—	(366)
Net earnings	$39,079	$26,881	$25,487
Earnings per share:
Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.61	$1.13	$1.09
Cumulative effect of change in accounting principle	—	—	(0.02)
Net earnings	$1.61	$1.13	$1.07
Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.54	$1.10	$1.06
Cumulative effect of change in accounting principle	—	—	(0.01)
Net earnings	$1.54	$1.10	$1.05
Cash dividends per share	$0.335	$0.320	$0.315

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 25, 2004
(Dollars in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$46,867	$37,453
Receivables, less allowance for doubtful receivables of $5,323 in 2005 and $5,372 in 2004	180,969	188,512
Inventories	158,327	186,988
Prepaid expenses	7,643	8,408
Refundable and deferred income taxes	14,506	14,387
Total current assets	408,312	435,748
Property, plant and equipment, at cost	489,660	493,997
Less accumulated depreciation and amortization	294,984	288,342
Net property, plant and equipment	194,676	205,655
Goodwill	106,695	106,022
Other intangible assets	60,140	63,337
Other assets	32,219	32,589
Total assets	$802,042	$843,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13,583	$7,962
Notes payable to banks	4,918	4,682
Accounts payable	90,674	77,222
Accrued expenses	67,869	66,506
Dividends payable	2,107	1,932
Total current liabilities	179,151	158,304
Deferred income taxes	43,199	42,639
Long-term debt, excluding current installments	218,757	314,813
Other noncurrent liabilities	24,889	22,833
Minority interest in consolidated subsidiaries	7,371	10,107
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value.
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	357,025	324,748
Accumulated other comprehensive (loss) income	(2,521)	3,499
	382,404	356,147
Less:
Cost of common shares in treasury-3,135,338 shares in 2005 (3,737,773 shares in 2004)	50,067	59,200
Unearned restricted stock-154,666 shares in 2005 (102,666 shares in 2004)	3,662	2,292
Total shareholders’ equity	328,675	294,655
Total liabilities and shareholders’ equity	$802,042	$843,351

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 31, 2005
(Dollars in thousands)

	2005	2004	2003
Cash flows from operations:
Net earnings	$39,079	$26,881	$25,487
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	39,807	38,644	34,597
Loss on sale of property, plant and equipment	827	1,127	802
Cumulative effect of change in accounting principle	—	—	366
Equity in (earnings)/losses in nonconsolidated subsidiaries	(106)	(572)	936
Minority interest in net earnings of consolidated subsidiaries	1,052	2,397	2,222
Deferred income taxes	(1,946)	(4,701)	4,850
Other adjustments	2,186	2,131	881
Changes in assets and liabilities, before acquisitions:
Receivables	4,058	(13,253)	(10,515)
Inventories	24,892	(48,889)	8,999
Prepaid expenses	1,831	1,758	(3,249)
Accounts payable	8,397	(4,470)	(4,650)
Accrued expenses	2,527	5,987	(16,026)
Other noncurrent liabilities	234	718	1,170
Income taxes payable/refundable	10,939	(2,593)	7,058
Net cash flows from operations	133,777	5,165	52,928
Cash flows from investing activities:
Purchase of property, plant and equipment	(35,119)	(17,182)	(17,679)
Investment in nonconsolidated subsidiary	—	(2,450)	(1,715)
Acquisitions, net of cash acquired	—	(125,446)	—
Dividends to minority interests	(2,066)	(1,796)	(1,220)
Proceeds from sale of property, plant and equipment	8,549	2,333	645
Other, net	(1,718)	(6,132)	(1,147)
Net cash flows from investing activities	(30,354)	(150,673)	(21,116)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	450	(22,495)	10,367
Proceeds from long-term borrowings	16,681	263,171	767
Principal payments on long-term obligations	(107,107)	(91,365)	(27,388)
Dividends paid	(8,040)	(7,654)	(7,414)
Proceeds from exercises under stock plans	14,099	6,305	1,192
Fees paid to issue debt	—	(5,520)	—
Purchase of common treasury shares:
Stock repurchases	—	—	(3,351)
Stock plan exercises	(9,912)	(2,701)	(615)
Net cash flows from financing activities	(93,829)	139,741	(26,442)
Effect of exchange rate changes on cash and cash equivalents	(180)	1,650	1,608
Net change in cash and cash equivalents	9,414	(4,117)	6,978
Cash and cash equivalents—beginning of year	37,453	41,570	34,592
Cash and cash equivalents—end of year	$46,867	$37,453	$41,570

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 31, 2005
(Dollars in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned restricted stock	Total shareholders’ equity
Balance at December 28, 2002	$27,900	$—	$289,105	$(10,049)	$(64,936)	$—	$242,020
Comprehensive income:
Net earnings	—	—	25,487	—	—	—	25,487
Currency translation adjustment	—	—	—	7,902	—	—	7,902
Total comprehensive income	—	—	—	—	—	—	33,389
Cash dividends ($0.315 per share)	—	—	(7,543)	—	—	—	(7,543)
Purchase of treasury shares:
Stock repurchases, 175,959 shares	—	—	—	—	(3,351)	—	(3,351)
Stock plan exercises, 29,224 shares	—	—	—	—	(615)	—	(615)
Stock options exercised; 75,876 shares issued	—	(141)	(129)	—	1,462	—	1,192
Tax benefit from exercise of stock options	—	146	—	—	—	—	146
Stock awards; 70,975 shares issued	—	(5)	—	—	1,465	(1,204)	256
Balance at December 27, 2003	27,900	—	306,920	(2,147)	(65,975)	(1,204)	265,494
Comprehensive income:
Net earnings	—	—	26,881	—	—	—	26,881
Net derivative adjustment	—	—	—	(112)	—	—	(112)
Currency translation adjustment	—	—	—	5,758	—	—	5,758
Total comprehensive income	—	—	—	—	—	—	32,527
Cash dividends ($0.32 per share)	—	—	(7,665)	—	—	—	(7,665)
Purchase of treasury shares:
Stock plan exercises, 123,497 shares	—	—	—	—	(2,701)	—	(2,701)
Stock options exercised; 397,238 shares issued	—	(1,344)	(1,388)	—	9,037	—	6,305
Tax benefit from exercise of stock options	—	1,091	—	—	—	—	1,091
Stock awards; 63,333 shares issued	—	253	—	—	439	(1,088)	(396)
Balance at December 25, 2004	27,900	—	324,748	3,499	(59,200)	(2,292)	294,655
Comprehensive income:
Net earnings	—	—	39,079	—	—	—	39,079
Net derivative adjustment	—	—	—	112	—	—	112
Currency translation adjustment	—	—	—	(6,132)	—	—	(6,132)
Total comprehensive income	—	—	—	—	—	—	33,059
Cash dividends ($0.335 per share)	—	—	(8,215)	—	—	—	(8,215)
Purchase of treasury shares:
Stock plan exercises, 337,545 shares	—	—	—	—	(9,912)	—	(9,912)
Stock options exercised; 858,588 shares issued	—	(6,584)	1,413	—	19,270	—	14,099
Tax benefit from exercise of stock options	—	4,037	—	—	—	—	4,037
Stock awards; 71,595 shares issued	—	2,547	—	—	(225)	(1,370)	952
Balance at December 31, 2005	$27,900	$—	$357,025	$(2,521)	$(50,067)	$(3,662)	$328,675

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three-year period ended December 31, 2005
(Dollars in thousands, except per share amounts)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated. Certain 2004 and 2003 items have been reclassified to conform with 2005 presentation. Cash overdrafts of $7,243 have been reclassified from cash to accounts payable on the December 25, 2004 consolidated balance sheet.

Operating Segments

The Company aggregates its operating segments into five reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Reportable segments are as follows:

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

In addition to these five reportable segments, there are other businesses that individually are not more than 10% of consolidated sales. These businesses include our development of structures for the wind energy industry, machine tool accessories and industrial fasteners.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal year ended December 31, 2005 consisted of 53 weeks. The Company’s fiscal years ended December 25, 2004 and December 27, 2003, consisted of 52 weeks. The estimated impact on the Company’s results of operations due to the extra week in fiscal 2005 was additional net sales of approximately $17 million and additional net earnings of approximately $1 million.

Long-Lived Assets

Property, plant and equipment are recorded at historical cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and generally uses accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years.

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

Accumulated Other Comprehensive Income (Loss)

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Cumulative translation adjustments are included as a separate component of “Accumulated other comprehensive income (loss)”. Accumulated other comprehensive income (loss) consisted of the following as of December 31, 2005, December 25, 2004 and December 27, 2003:

	2005	2004	2003
	(in thousands)
Foreign currency translation adjustment	$(2,521)	$3,611	$(2,147)
Net derivative adjustment	—	(112)	—
Balance, end of period	$(2,521)	$3,499	$(2,147)

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

Stock Options

The Company accounts for its stock plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No compensation cost related to stock options is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company also grants restricted stock awards and restricted stock units to certain employees and its Board of Directors. These awards can only be settled in Company stock and are valued at the market price of the stock at the date of the grant. Expense is recognized over the vesting period of the award. Note 10 to the Consolidated Financial Statements provides a detailed discussion of the Company’s stock option plans.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2005	2004	2003
Net earnings as reported	$39,079	$26,881	$25,487
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	457	330	181
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,393	1,969	2,475
Pro forma	$38,143	$25,242	$23,193
Earnings per share as reported:
Basic	$1.61	$1.13	$1.07
Diluted	$1.54	$1.10	$1.05
Pro forma:
Basic	$1.57	$1.06	$0.97
Diluted	$1.50	$1.03	$0.95

The fair value of each option grant commencing with grants made in 1996 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	27%	29%	35%
Risk-free interest rate	4.40%	3.01%	1.97%
Expected life from vesting date	2.7 yrs.	2.3 yrs.	2.3 yrs.
Dividend yield	1.51%	1.51%	1.53%

Recently Issued Accounting Pronouncements

SFAS 123(R)

In December 2004, the FASB issued SFAS 123(R), which requires the Company to recognize compensation expense for stock options granted to employees based on the estimated fair value of the equity instrument at the time of grant. Such expense will be recognized over the requisite service period of the stock option award, which is normally the vesting period. The expense for awards granted after implementation of FAS123R will be based on the estimated number of awards that are expected to vest. That estimate will be revised if subsequent information indicates that the actual number of awards to vest will differ from the estimate. The estimate of forfeitures does not materially impact the Company’s calculation of compensation expense.

The requirements of SFAS 123(R) are effective at the beginning of the first quarter of fiscal 2006. The expense that the Company will recognize in 2006 consists of grants made subsequent to December 31, 2005 and the unvested portion of options granted prior to December 31, 2005. For options granted prior to December 31, 2005, the expense that will be recognized will correspond to that which was calculated as part of our pro forma disclosures.

The Company plans to use the modified prospective method of adoption of this standard and expects to record expense of approximately $1.6 million in fiscal 2006 related to the unvested portion of options that were granted as of December 31, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Beginning with the options that are granted in 2006, the Company plans to use a binomial model in calculating estimated fair value of stock options and recognizing that expense on a straight-line basis over the requisite service period of the award. The binomial model uses more inputs than the Black-Scholes model, and the Company believes the use of the binomial model will result in a better estimate of fair value than was previously used for purposes of determining the pro-forma impact of SFAS 123.

SFAS 151

In November 2004, the FASB issued Statement No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Under this pronouncement, abnormal amounts of these costs are required to be charged against earnings rather than included in the cost of inventory on the balance sheet. SFAS No. 151 will be effective at the beginning of the Company’s 2006 fiscal year. The Company believes this pronouncement will not have a significant effect on our financial statements.

(2)   ACQUISITIONS

On April 16, 2004, the Company acquired all the outstanding shares of Newmark International, Inc. (Newmark), a manufacturer of concrete and steel pole structures serving primarily the electrical utility industry. The results of Newmark are included in the consolidated financial statements of the Company since that date. The Company finalized the purchase price allocation of this acquisition in 2004. The total cost of the acquisition (including transaction costs) was $110,147 in cash, plus the assumption of $11,506 of interest-bearing debt, which was repaid after the acquisition. Of the $48,107 of intangible assets recognized as part of the purchase price allocation, $11,111 was assigned to trademarks and trade names that are not subject to amortization. The assets that make up the remainder of the acquired intangible assets are customer relationships of $34,068 (20-year useful life), patents and proprietary technology of $1,969 (weighted average useful life of 14.7 years), and computer software of $959 (7-year useful life). The goodwill related to the acquisition was $42,628 and was assigned to the Utility Support Structures segment. The reasons for the acquisition included broadening the Company’s product line to include concrete support structures and combinations of steel and concrete structures to better meet customer needs, acquiring a trained workforce and experienced management team, and providing certain synergies to help the Company compete more effectively in the utility transmission and distribution structures industry.

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

Effective March 31, 2005, the Company increased its ownership percentage in its Brazilian Irrigation segment joint venture from 70% to 90%. The additional ownership percentage was purchased from its minority shareholder at a cost of $5,000, with the payment of the purchase price expected to be made in 2006. Goodwill of $1,270 was recognized as part of the purchase price allocation and was assigned to the Irrigation segment. The acquisition was made pursuant to a put option exercise by the other venturer.

The Company’s summary proforma results of operations for the fiscal years ended December 25, 2004 and December 27, 2003, assuming that the transactions occurred at the beginning of the periods presented are as follows:

	Fiscal Years Ended
	December 25, 2004	December 27, 2003
Net sales	$1,065,398	$938,740
Net earnings	28,509	26,148
Proforma earnings per share—diluted	$1.16	$1.07

(3)   CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2005	2004	2003
Interest	$19,303	$14,995	$9,947
Income taxes	15,506	21,533	4,294

(4)   INVENTORIES

Approximately 51% and approximately 56% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 31, 2005 and December 25, 2004, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $29,100 and $30,700 at December 31, 2005 and December 25, 2004, respectively.

Inventories consisted of the following:

	2005	2004
Raw materials and purchased parts	$97,606	$121,484
Work-in-process	19,419	20,696
Finished goods and manufactured goods	70,377	75,526
Subtotal	187,402	217,706
Less: LIFO reserve	29,075	30,718
Net inventory	$158,327	$186,988

(5)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

	2005	2004
Land and improvements	$22,288	$22,448
Buildings and improvements	130,965	133,311
Machinery and equipment	254,935	259,861
Transportation equipment	23,743	18,470
Office furniture and equipment	50,783	55,371
Construction in progress	6,946	4,536
	$489,660	$493,997

The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $11,863, $10,208 and $9,202 for fiscal 2005, 2004 and 2003, respectively.

Minimum lease payments under operating leases expiring subsequent to December 31, 2005 are:

Fiscal year ending
2006	$8,103
2007	6,662
2008	4,668
2009	2,849
2010	2,190
Subsequent	13,735
Total minimum lease payments	$38,207

(6)   GOODWILL AND INTANGIBLE ASSETS

The Company’s annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2005. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet were not impaired.

Amortized Intangible Assets

The components of amortized intangible assets at December 31, 2005 and December 25, 2004 were as follows:

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$7,819	18 years
Proprietary Software & Database	2,609	1,802	6 years
Patents & Proprietary Technology	2,839	319	14 years
Non-compete Agreements	331	98	5 years
	$53,912	$10,038

	As of December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$47,691	$4,911	18 years
Proprietary Software & Database	2,609	1,335	6 years
Patents & Proprietary Technology	2,839	120	14 years
Non-compete Agreements	331	33	5 years
	$53,470	$6,399

Amortization expense for intangible assets was $3,639, $2,856 and $1,288 for the fifty-three week period ended December 31, 2005 and the fifty-two week periods ended December 25, 2004 and December 27, 2003, respectively. Estimated annual amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2006	$3,404
2007	3,321
2008	3,321
2009	3,289
2010	3,255

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark and Sigma trade names are $4,750, $11,111 and $405, respectively. The Newmark and Sigma trade names arose from 2004 acquisitions, and the PiRod trade name (which arose from a 2001 acquisition) have not changed in the fifty-three weeks ended December 31, 2005.

The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2005. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names as reported on its Consolidated Balance Sheet were not impaired.

Goodwill

The carrying amount of goodwill by segment as of December 31, 2005 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 25, 2004	$19,959	$42,628	$42,192	$981	$262	$106,022
Divestiture	—	—	—	(398)	—	(398)
Acquisitions	—	—	—	1,270	—	1,270
Foreign Currency Translation	(199)	—	—	—	—	(199)
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695

In June 2005, the Company divested its ownership in a retail operation located in Greeley, Colorado, resulting in a $398 reduction of goodwill in the Irrigation Segment.

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

(7)   BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings totaling $22,913. As of December 31, 2005, none were outstanding. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The unused borrowings under the lines of credit were $19,899 at December 31, 2005. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 2.875% at December 31, 2005 and 2.64% at December 25, 2004.

(8)   INCOME TAXES

Income tax expense (benefit) consists of:

	2005	2004	2003
Current:
Federal	$17,205	$12,725	$5,299
State	1,702	1,206	738
Foreign	7,387	6,897	5,647
	$26,294	$20,828	$11,684
Deferred:
Federal	$(593)	$(3,994)	$4,402
State	(349)	(199)	170
Foreign	(1,004)	(508)	278
	(1,946)	(4,701)	4,850
	$24,348	$16,127	$16,534

The reconciliations of the statutory Federal income tax rate and the effective tax rate follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5%	2.7%	1.6%
Carryforwards, credits and changes in valuation allowances	(0.5)%	(2.0)%	(1.0)%
Dividend repatriation	1.7%	—%	—%
Other	(0.9)%	0.3%	0.7%
	37.8%	36.0%	36.3%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2005	2004
Deferred income tax assets:
Accrued expenses and allowances	$4,789	$1,025
Accrued insurance	2,478	2,413
Tax credit and net operating loss carryforwards	6,335	5,834
Inventory allowances	3,992	7,501
Accrued warranty	1,318	1,533
Deferred compensation	11,152	9,101
Nonconsolidated subsidiaries	2,075	2,115
Gross deferred income tax assets	32,139	29,522
Valuation allowance	(6,901)	(5,525)
Net deferred income tax assets	$25,238	$23,997
Deferred income tax liabilities:
Property, plant and equipment	$22,958	$23,445
Intangible assets	22,016	22,164
Lease transactions	2,498	2,622
Other liabilities	6,459	6,447
Total deferred income tax liabilities	53,931	54,678
Net deferred income tax liabilities	$28,693	$30,681

At December 31, 2005 and at December 25, 2004, management of the Company reviewed recent operating results and projected future operating results. The Company’s belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The currency translation adjustments in “Accumulated other comprehensive income (loss)” are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company’s foreign subsidiaries (approximately $17,669 and $25,620 at December 31, 2005 and December 25, 2004, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The company elected to apply the provision to qualifying earnings repatriations in fiscal 2005. The Company estimated the range of possible amounts considered for repatriation under this provision to be between zero and $57,501, with the range of associated income tax between zero and $20,126. The actual repatriation and related income tax expense was $17,027 and $1,113, respectively.

The Company is subject to examination by the Internal Revenue Service, by states in which the Company has significant business operations, and by other taxing authorities. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current income tax expense are changes to accruals for expected tax deficiencies in accordance with SFAS No. 5.

(9)   LONG-TERM DEBT

	2005	2004
6.875% Senior Subordinated Notes(a)	$150,000	$150,000
Term Loan(b)	58,125	75,000
Revolving credit agreement(c)	—	71,100
6.91% secured loan(d)	9,004	9,496
IDR Bonds(e)	8,500	8,500
2.18% to 6.70% notes	6,711	8,679
Total long-term debt	232,340	322,775
Less current installments of long-term debt	13,583	7,962
Long-term debt, excluding current installments	$218,757	$314,813

(a)           The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. The notes may be repurchased starting in May 2009 at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

(b)          The term loan is with a group of banks and is unsecured. Quarterly principal payments are due beginning in 2005 through 2009. The term loan interest accrues at the Company’s option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points depending on the Company’s ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). This loan may be prepaid at any time without penalty. The effective interest rate at December 31, 2005 was 5.1875%.

(c)           The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of May 4, 2009. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The revolving credit agreement interest accrues at the Company’s option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points (inclusive of facility fees), depending on the Company’s ratio of total debt to EBITDA. Another $50 million may be added to the total credit agreement at the Company’s request any time prior to May 31, 2007 subject to the group of banks increasing their current commitment.

(d)          The secured loan is through a finance company and is related to transportation equipment. The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan. The loan may be prepaid at any time without penalty.

(e)           The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rate at December 31, 2005 was 3.57%.

The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. The Company is in compliance with all debt covenants at December 31, 2005.

The minimum aggregate maturities of long-term debt for each of the four years following 2006 are: $11,756, $20,538, $19,136, and $7,596.

(10)   STOCK PLANS

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At December 31, 2005, 998,701 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

Following is a summary of the activity of the stock plans during 2003, 2004 and 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2002	3,369,788	$17.74
Granted	260,967	22.85
Exercised	(75,876)	(15.81)
Forfeited	(15,032)	(18.44)
Outstanding at December 27, 2003	3,539,847	$18.15
Options exercisable at December 27, 2003	2,656,056	$17.75
Weighted average fair value of options granted during 2003		$6.62

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2003	3,539,847	$18.15
Granted	336,004	24.11
Exercised	(397,238)	(16.04)
Forfeited	(70,863)	(23.98)
Outstanding at December 25, 2004	3,407,750	$18.86
Options exercisable at December 25, 2004	2,740,247	$17.86
Weighted average fair value of options granted during 2004		$5.98

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2004	3,407,750	$18.86
Granted	256,150	32.26
Exercised	(858,588)	(16.42)
Forfeited	(135,218)	(22.22)
Outstanding at December 31, 2005	2,670,094	$20.76
Options exercisable at December 31, 2005	2,191,635	$19,12
Weighted average fair value of options granted during 2005		$8.20

Following is a summary of the status of stock options outstanding at December 31, 2005:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91-17.58	963,198	4.20 years	$15.85	963,198	$15.98
19.00-22.17	934,778	4.42 years	20.58	878,112	20.53
22.31-34.33	772,118	9.36 years	26.84	350,325	23.94
	2,670,094			2,191,635

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including restricted stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2005, 2004 and 2003, the Company granted restricted stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2005	2004	2003
Shares issued	70,700	66,883	68,913
Weighted-average per share price on grant date	$32.08	$24.02	$22.71
Compensation expense	$729	$532	$286

At December 31, 2005, the amount of deferred stock-based compensation granted, to be recognized over future periods, was approximately $4,523.

(11)   EARNINGS PER SHARE

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2005:
Net earnings	$39,079	$—	$39,079
Shares outstanding (000’s)	24,287	1,080	25,367
Per share amount	$1.61	$0.07	$1.54
2004:
Net earnings	$26,881	$—	$26,881
Shares outstanding (000’s)	23,889	631	24,520
Per share amount	$1.13	$.03	$1.10
2003:
Net earnings	$25,487	$—	$25,487
Shares outstanding (000’s)	23,805	553	24,358
Per share amount	$1.07	$.02	$1.05

At the end of fiscal years 2005, 2004, and 2003, there were 0.3 million, 0.1 million, and 0.1 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

(12)   TREASURY STOCK

Repurchased shares are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity.” When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to “Additional Paid-In Capital.”

(13)   EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 15% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan. The 2005, 2004 and 2003 Company contributions to these plans amounted to approximately $5,400, $4,700 and $5,200, respectively.

The Company also offers a fully-funded, non-qualified deferred contribution plan for certain Company executives who otherwise would be limited in making pretax contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $16.4 million and $14.5 million at December 31, 2005 and December 25, 2004, respectively. Such amounts are included in “Other assets” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

(14)   RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Operations. Research and development expenses were approximately $6,400 in 2005, $5,500 in 2004, and $6,000 in 2003.

(15)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 31, 2005, the carrying amount of the Company’s long-term debt was $232,340 with an estimated fair value of approximately $233,881. At December 25, 2004, the carrying amount of the Company’s long-term debt was $322,775 with an estimated fair value of approximately $329,538.

(16)   DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages risk using derivative financial instruments to partially hedge the risk of increased natural gas supply prices on the Company’s earnings. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counterparties who are recognized, stable multinational banks.

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

Annual consolidated purchase requirements are approximately 700,000 MMBtu. Derivative contracts and firm purchase commitments were in place at December 31, 2005 to cover approximately 50% of estimated natural gas requirements through April 2006.

A swap is a contract between the Company and a third party to exchange cash based on a designated price. Basis swap contracts require payments to or from the Company for the amount that monthly published gas prices from the source specified in the contract differ from prices of NYMEX natural gas futures during a specified period. There are no initial cash requirements related to swap and basis swap agreements. At December 31, 2005, the Company had open swaps totaling 90,000 MMBtu with a total unrealized gain of $29. At December 25, 2004, the Company had open swaps totally 160,000 MMBtu with a total unrealized loss of $114. These swaps are marked to market and recorded in the Company’s statement of operations for the fiscal year ended December 31, 2005.

The risk and reward of outstanding natural gas positions are directly related to increases or decreases in natural gas prices in relation to the underlying NYMEX natural gas contract prices. Cash flows related to natural gas hedging are reported as cash flows from operating activities.

(17)   GUARANTEES

The Company has guaranteed the repayment of two bank loans of certain nonconsolidated equity investees. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but are limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 31, 2005, the maximum amount of the guarantees was approximately $6.7 million. These loan guarantees are in proportion to our ownership percentage of these companies or are accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of these guarantees of $1.1 million in “Other noncurrent liabilities” at December 25, 2004 and the fair value was unchanged at December 31, 2005. In September 2003, the Company refinanced the synthetic lease on its corporate headquarters building. The lease has an initial term of 5 years and the Company could, at any time, elect to exercise a purchase option. If the Company elected not to purchase the building or renew the lease, the building would be returned to the lessor for remarketing. As part of the new lease, the Company issued a residual value guarantee of $30.1 million. In accordance with FIN 45, the Company recorded the fair value of that guarantee of $1.7 million at the time the lease was consummated. The value of that guarantee was $1.3 million at December 25, 2004 and $1.0 million at December 31, 2005. Subsequent to December 31, 2005, the building was sold and the Company’s residual value guarantee was released.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Changes in the product warranty accrual for the years ended December 31, 2005 and December 25, 2004 were as follows:

	2005	2004
Balance, beginning of period	$6,285	$6,961
Payments made	(8,330)	(7,971)
Change in liability for warranties issued during the period	8,328	7,278
Change in liability for pre-existing warranties	363	17
Balance, end of period	$6,646	$6,285

(18)   STOCKHOLDERS’ RIGHT PLAN

Valmont adopted a Stockholder Rights Plan in 1995 under which each share of Valmont common stock carried with it certain preferred stock purchase rights. The rights were subject to the terms and conditions of the Rights Agreement dated December 19, 1995, as amended. The Valmont board of directors determined to allow the preferred stock purchase rights to expire December 19, 2005 pursuant to the Rights Agreement, effectively terminating the Stockholder Rights Plan.

(19)   BUSINESS SEGMENTS

The Company aggregates its operating segments into five reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars. Figures for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Reportable segments are as follows:

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

Summary by Business Segments

	2005	2004	2003
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$367,846	$341,421	$285,753
Specialty	99,991	92,281	69,986
Utility	24,278	14,891	10,634
Engineered Support Structures segment	492,115	448,593	366,373
Utility Support Structures segment:
Steel	156,502	136,313	82,007
Concrete	65,971	48,695	—
Utility Support Structures segment	222,473	185,008	82,007
Coatings segment	87,110	88,080	103,692
Irrigation segment	260,359	297,985	280,780
Tubing segment	86,891	83,398	57,783
Other	18,400	17,976	17,675
Total	1,167,348	1,121,040	908,310
INTERSEGMENT SALES:
Engineered Support Structures	21,451	46,567	34,879
Utility Support Structures	3,573	9,733	6,660
Coatings	14,968	14,569	12,553
Irrigation	17	175	872
Tubing	14,948	14,765	12,950
Other	4,291	3,756	2,771
Total	59,248	89,565	70,685
NET SALES:
Engineered Support Structures segment	470,664	402,026	331,494
Utility Support Structures segment	218,900	175,275	75,347
Coatings segment	72,142	73,511	91,139
Irrigation segment	260,342	297,810	279,908
Tubing segment	71,943	68,633	44,833
Other	14,109	14,220	14,904
Total	$1,108,100	$1,031,475	$837,625

	2005	2004	2003
OPERATING INCOME (LOSS):
Engineered Support Structures segment	$44,588	$31,607	$26,258
Utility Support Structures segment	20,632	7,145	(5,557)
Coatings segment	8,452	4,231	6,798
Irrigation segment	24,830	35,442	34,574
Tubing segment	14,543	13,408	6,506
Other.	(4,062)	(2,837)	(2,133)
Corporate	(26,120)	(18,884)	(11,823)
Total	82,863	70,112	54,623
Interest expense, net	(17,688)	(14,740)	(8,802)
Debt prepayment expense	—	(9,860)	—
Miscellaneous	(802)	(679)	(276)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries and cumulative effect of change in accounting principle	$64,373	$44,833	$45,545
TOTAL ASSETS:
Engineered Support Structures	$285,639	$296,729	$256,785
Utility Support Structures	215,539	225,314	39,436
Coatings	83,486	83,195	93,140
Irrigation	118,914	143,927	140,833
Tubing	23,146	31,606	24,060
Other	9,864	9,023	5,633
Corporate	65,454	53,557	44,910
Total	$802,042	$843,351	$604,797

	2005	2004	2003
CAPITAL EXPENDITURES:
Engineered Support Structures	$11,038	$6,288	$9,317
Utility Support Structures	2,329	4,061	860
Coatings	2,792	1,484	1,919
Irrigation	1,349	2,922	4,072
Tubing	728	1,211	593
Other	360	415	298
Corporate	16,523	801	620
Total	$35,119	$17,182	$17,679
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$13,518	$13,445	$15,800
Utility Support Structures	8,024	6,733	697
Coatings	3,919	4,690	5,168
Irrigation	7,471	7,729	8,235
Tubing	2,043	1,968	2,076
Other	466	670	479
Corporate	4,366	3,409	2,142
Total	$39,807	$38,644	$34,597

Summary by Geographical Area by Location of Valmont Facilities:

	2005	2004	2003
NET SALES:
United States	$865,871	$800,015	$630,479
France	76,180	67,323	61,663
Other	166,049	164,137	145,483
Total	$1,108,100	$1,031,475	$837,625
OPERATING INCOME:
United States	$60,513	$49,222	$35,795
France	4,268	1,338	888
Other	18,082	19,552	17,940
Total	$82,863	$70,112	$54,623
LONG-LIVED ASSETS:
United States	$363,220	$372,246	$248,746
France	9,838	12,451	13,417
Other	20,672	22,906	21,524
Total	$393,730	$407,603	$283,687

No single customer accounted for more than 10% of net sales in 2005, 2004, or 2003. Net sales by geographical area are based on the location of the facility producing the sales. No foreign country other than that disclosed herein accounted for more than 5% of the Company’s net sales.

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Consolidated Statements of Operations
For the Year ended December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$634,446	$193,419	$252,102	$(56,441)	$1,023,526
Services sales	33,194.	11,803	54,545	(14,968)	84,574
Net sales	667,640	205,222	306,647	(71,409)	1,108,100
Product cost of sales	483,312	155,200	185,170	(56,765)	766,917
Services cost of sales	26,697	8,515	42,644	(14,968)	62,888
Total cost of sales	510,009	163,715	227,814	(71,733)	829,805
Gross profit	157,631	41,507	78,833	324	278,295
Selling, general and administrative expenses	109,148	31,231	55,053	—	195,432
Operating income	48,483	10,276	23,780	324	82,863
Other income (deductions):
Interest expense	(18,592)	(22)	(941)	57	(19,498)
Interest income	121	20	1,726	(57)	1,810
Miscellaneous	(213)	40	(629)	—	(802)
	(18,684)	38	156	—	(18,490)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	29,799	10,314	23,936	324	64,373
Income tax expense:
Current	13,519	4,060	8,715	—	26,294
Deferred	(599)	92	(1,439)		(1,946)
	12,920	4,152	7,276	—	24,348
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	16,879	6,162	16,660	324	40,025
Minority interest	—	—	(1,052)	—	(1,052)
Equity in earnings/(losses) of nonconsolidated subsidiaries	21,876	—	13	(21,783)	106
Net earnings	$38,755	$6,162	$15,621	$(21,459)	$39,079

Consolidated Statements of Operations
For the Year ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$588,679	$133,731	$282,338	$(57,836)	$946,912
Services sales	50,123	34,288	14,721	(14,569)	84,563
Net sales	638,802	168,019	297,059	(72,405)	1,031,475
Product cost of sales	458,024	106,905	212,501	(57,179)	720,251
Services cost of sales	39,295	30,122	10,454	(14,569)	65,302
Total cost of sales	497,319	137,027	222,955	(71,748)	785,553
Gross profit	141,483	30,992	74,104	(657)	245,922
Selling, general and administrative expenses	100,374	25,003	50,433	—	175,810
Operating income	41,109	5,989	23,671	(657)	70,112
Other income (deductions):
Interest expense	(15,048)	(19)	(1,132)	126	(16,073)
Interest income	159	4	1,296	(126)	1,333
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	7	(1,919)	1,233	—	(679)
	(24,742)	(1,934)	1,397	—	(25,279)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	16,367	4,055	25,068	(657)	44,833
Income tax expense:
Current	9,345	2,188	9,295	—	20,828
Deferred	(3,036)	(544)	(1,121)	—	(4,701)
	6,309	1,644	8,174	—	16,127
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	10,058	2,411	16,894	(657)	28,706
Minority interest	—	—	(2,397)	—	(2,397)
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,480	—	30	(16,938)	572
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881

Consolidated Statements of Operations
For the Year Ended December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Product sales	$483,725	$58,503	$239,988	$(40,987)	$741,229
Services sales	47,909	46,271	14,769	(12,553)	96,396
Net sales	531,634	104,774	254,757	(53,540)	837,625
Product cost of sales	366,883	48,722	180,450	(41,491)	554,564
Services cost of sales	37,910	39,036	10,678	(12,553)	75,071
Total cost of sales	404,793	87,758	191,128	(54,044)	629,635
Gross profit	126,841	17,016	63,629	504	207,990
Selling, general and administrative expenses	90,064	18,554	44,749	—	153,367
Operating income	36,777	(1,538)	18,880	504	54,623
Other income (deductions):
Interest expense	(9,010)	(26)	(1,129)	268	(9,897)
Interest income	289	—	1,074	(268)	1,095
Miscellaneous	(410)	14	120	—	(276)
	(9,131)	(12)	65	—	(9,078)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	27,646	(1,550)	18,945	504	45,545
Income tax expense:
Current	8,328	(2,422)	5,778	—	11,684
Deferred	2,807	1,637	406	—	4,850
	11,135	(785)	6,184	—	16,534
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	16,511	(765)	12,761	504	29,011
Minority interest	—	—	(2,222)	—	(2,222)
Equity in earnings/(losses) of nonconsolidated subsidiaries	8,838	—	—	(9,774)	(936)
Cumulative effect of change in accounting principle	(366)	—	—	—	(366)
Net earnings	$24,983	$(765)	$10,539	$(9,270)	$25,487

CONSOLIDATED BALANCE SHEETS
December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,875	$1,898	$28,094	$—	$46,867
Receivables, net	74,397	36,496	70,094	(18)	180,969
Inventories	66,111	42,540	49,676	—	158,327
Prepaid expenses	3,008	1,690	2,945	—	7,643
Refundable and deferred income taxes	8,931	3,406	2,169	—	14,506
Total current assets	169,322	86,030	152,978	(18)	408,312
Property, plant and equipment, at cost	325,620	66,218	97,822		489,660
Less accumulated depreciation and amortization	208,862	23,207	62,915	—	294,984
Net property, plant and equipment	116,758	43,011	34,907	—	194,676
Goodwill	20,370	73,375	12,950	—	106,695
Other intangible assets	778	56,498	2,864	—	60,140
Investment in subsidiaries and intercompany accounts	319,473	41,560	(10,471)	(350,562)
Other assets	31,305	—	1,514	(600)	32,219
Total assets	$658,006	$300,474	$194,742	$(351,180)	$802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$11,624	$26	$1,933	$—	$13,583
Notes payable to banks	—	—	4,918	—	4,918
Accounts payable	38,109	11,281	41,284	—	90,674
Accrued expenses	42,608	7,357	17,922	(18)	67,869
Dividends payable	2,107	—	—	—	2,107
Total current liabilities	94,448	18,664	66,057	(18)	179,151
Deferred income taxes	18,224	22,066	2,909	—	43,199
Long-term debt, excluding current installments	217,592	68	1,697	(600)	218,757
Other noncurrent liabilities	23,807	—	1,082	—	24,889
Minority interest in consolidated subsidiaries	—	—	7,371	—	7,371
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	10,343	(24,592)	27,900
Additional paid-in capital	—	159,082	71,885	(230,967)	—
Retained earnings	329,764	86,345	35,919	(95,003)	357,025
Accumulated other comprehensive loss	—	—	(2,521)	—	(2,521)
Treasury stock	(50,067)	—	—	—	(50,067)
Unearned restricted stock	(3,662)	—	—	—	(3,662)
Total shareholders’ equity	303,935	259,676	115,626	(350,562)	328,675
Total liabilities and shareholders’ equity	$658,006	$300,474	$194,742	$(351,180)	$802,042

CONSOLIDATED BALANCE SHEETS
December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,209	$3,694	$25,550	$—	$37,453
Receivables, net	79,280	28,310	80,975	(53)	188,512
Inventories	95,922	38,488	53,802	(1,224)	186,988
Prepaid expenses	2,382	915	5,111	—	8,408
Refundable and deferred income taxes	9,389	3,042	1,956	—	14,387
Total current assets	195,182	74,449	167,394	(1,277)	435,748
Property, plant and equipment, at cost	321,074	72,727	100,196	—	493,997
Less accumulated depreciation and amortization	201,559	24,403	62,380	—	288,342
Net property, plant and equipment	119,515	48,324	37,816	—	205,655
Goodwill	20,370	73,375	12,277	—	106,022
Other intangible assets	832	59,771	2,734	—	63,337
Investment in subsidiaries and intercompany accounts	352,291	35,367	(8,566)	(379,092)	—
Other assets	32,554	41	1,894	(1,900)	32,589
Total assets	$720,744	$291,327	$213,549	$(382,269)	$843,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,860	$26	$3,076	$—	$7,962
Notes payable to banks	—	—	4,682	—	4,682
Accounts payable	28,625	10,312	38,285	—	77,222
Accrued expenses	41,692	5,771	19,096	(53)	66,506
Dividends payable	1,932	—	—	—	1,932
Total current liabilities	77,109	16,109	65,139	(53)	158,304
Deferred income taxes	16,854	21,610	4,175	—	42,639
Long-term debt, excluding current installments	313,368	94	3,251	(1,900)	314,813
Other noncurrent liabilities	21,600	—	1,233	—	22,833
Minority interest in consolidated subsidiaries	—	—	10,107	—	10,107
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	14,448	(28,697)	27,900
Additional paid-in capital	—	159,081	67,721	(226,802)	—
Retained earnings	325,405	80,184	43,976	(124,817)	324,748
Accumulated other comprehensive income	—	—	3,499	—	3,499
Treasury stock	(59,200)	—	—	—	(59,200)
Unearned restricted stock	(2,292)	—	—	—	(2,292)
Total shareholders’ equity	291,813	253,514	129,644	(380,316)	294,655
Total liabilities and shareholders’ equity	$720,744	$291,327	$213,549	$(382,269)	$843,351

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$38,755	$6,162	$15,621	$(21,459)	$39,079
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,020	10,377	7,410	—	39,807
(Gain)/loss on sale of property, plant and equipment	318	106	403	—	827
Equity in (earnings)/losses of nonconsolidated subsidiaries	(93)	—	(13)	—	(106)
Minority interest	—	—	1,052	—	1,052
Deferred income taxes	(600)	92	(1,438)	—	(1,946)
Other adjustments	640	(2)	1,548	—	2,186
Changes in assets and liabilities:
Receivables	4,883	(8,187)	7,362	—	4,058
Inventories	29,810	(4,052)	(535)	(331)	24,892
Prepaid expenses	(626)	112	2,345	—	1,831
Accounts payable	5,290	968	2,139	—	8,397
Accrued expenses	915	1,587	25	—	2,527
Other noncurrent liabilities	385	—	(151)	—	234
Income taxes payable	10,660	—	279	—	10,939
Net cash flows from operations	112,357	7,163	36,047	(21,790)	133,777
Cash flows from investing activities:
Purchase of property, plant and equipment	(25,565)	(2,796)	(6,758)	—	(35,119)
Dividends to minority interests	—	—	(2,066)	—	(2,066)
Proceeds from sale of property, plant and equipment	7,822	12	715	—	8,549
Other, net	6,916	(6,149)	(22,975)	20,490	(1,718)
Net cash flows from investing activities	(10,827)	(8,933)	(31,084)	20,490	(30,354)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	450	—	450
Proceeds from long-term borrowings	16,500	—	181	—	16,681
Principal payments on long-term obligations	(105,511)	(26)	(2,870)	1,300	(107,107)
Dividends paid	(8,040)	—	—	—	(8,040)
Proceeds from exercises under stock plans	14,099	—	—	—	14,099
Purchase of common treasury shares:
Stock plan exercises	(9,912)	—	—	—	(9,912)
Net cash flows from financing activities	(92,864)	(26)	(2,239)	1,300	(93,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	(180)	—	(180)
Net change in cash and cash equivalents	8,666	(1,796)	2,544	—	9,414
Cash and cash equivalents—beginning of year	8,209	3,694	25,550	—	37,453
Cash and cash equivalents—end of year	$16,875	$1,898	$28,094	$—	$46,867

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,484	8,803	7,357	—	38,644
(Gain)/loss on sale of property, plant and equipment	517	9	601	—	1,127
Equity in (earnings)/losses of nonconsolidated subsidiaries	(542)	—	(30)	—	(572)
Minority interest	—	—	2,397	—	2,397
Deferred income taxes	(3,036)	(544)	(1,121)	—	(4,701)
Other adjustments	869	—	1,262	—	2,131
Changes in assets and liabilities:
Receivables	(17,684)	2,444	1,941	46	(13,253)
Inventories	(33,665)	(8,043)	(6,531)	(650)	(48,889)
Prepaid expenses	1,033	259	466	—	1,758
Accounts payable	519	(278)	(4,711)	—	(4,470)
Accrued expenses	7,442	(1,591)	182	(46)	5,987
Other noncurrent liabilities	2,076	—	(1,358)	—	718
Income taxes payable	(2,442)	1,240	(1,391)	—	(2,593)
Net cash flows from operations	5,109	4,710	13,591	(18,245)	5,165
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,249)	(1,921)	(4,012)	—	(17,182)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Acquisitions, net of cash acquired	(125,446)	—	—	—	(125,446)
Dividends to minority interests	—	—	(1,796)	—	(1,796)
Proceeds from sale of property, plant and equipment	65	12	2,256	—	2,333
Other, net	(33,652)	11,849	(1,074)	16,745	(6,132)
Net cash flows from investing activities	(172,732)	9,940	(4,626)	16,745	(150,673)
Cash flows from financing activities:
Net repayments under short-term agreements	—	(11,388)	(11,107)	—	(22,495)
Proceeds from long-term borrowings	263,100	—	71	—	263,171
Principal payments on long-term obligations	(87,905)	(180)	(4,780)	1,500	(91,365)
Dividends paid	(7,654)	—	—	—	(7,654)
Proceeds from exercises under stock plans	6,305	—	—	—	6,305
Debt issuance costs	(5,520)	—	—	—	(5,520)
Purchase of common treasury shares:
Stock plan exercises	(2,701)	—	—	—	(2,701)
Net cash flows from financing activities	165,625	(11,568)	(15,816)	1,500	139,741
Effect of exchange rate changes on cash and cash equivalents	—	—	1,650	—	1,650
Net change in cash and cash equivalents	(1,998)	3,082	(5,201)	—	(4,117)
Cash and cash equivalents—beginning of year	10,207	612	30,751	—	41,570
Cash and cash equivalents—end of year	$8,209	$3,694	$25,550	$—	$37,453

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 27, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$24,983	$(765)	$10,539	$(9,270)	$25,487
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,656	4,945	6,996	—	34,597
(Gain)/loss on sale of property, plant and equipment	151	102	549	—	802
Cumulative effect of change in accounting Principle	366	—	—	—	366
Equity in (earnings)/losses of nonconsolidated subsidiaries	936	—	—	—	936
Minority interest	—	—	2,222	—	2,222
Deferred income taxes	2,807	1,637	406	—	4,850
Other adjustments	384	—	497	—	881
Changes in assets and liabilities:
Receivables	(7,543)	(1,599)	(1,140)	(233)	(10,515)
Inventories	6,957	1,383	811	(152)	8,999
Prepaid expenses	(714)	(14)	(2,521)	—	(3,249)
Accounts payable	(2,747)	(3,962)	2,059	—	(4,650)
Accrued expenses	(14,678)	(3,200)	1,619	233	(16,026)
Other noncurrent liabilities	703	—	467	—	1,170
Income taxes payable	6,368	(685)	1,375	—	7,058
Net cash flows from operations	40,629	(2,158)	23,879	(9,422)	52,928
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,874)	(983)	(5,822)	—	(17,679)
Investment in nonconsolidated subsidiary	(2,001)	—	286	—	(1,715)
Dividends to minority interests	—	—	(1,220)	—	(1,220)
Proceeds from sale of property, plant and equipment	190	26	429	—	645
Other, net	(4,127)	3,170	(8,512)	8,322	(1,147)
Net cash flows from investing activities	(16,812)	2,213	(14,839)	8,322	(21,116)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	10,367	—	10,367
Proceeds from long-term borrowings	101	—	666	—	767
Principal payments on long-term obligations	(26,767)	(134)	(1,587)	1,100	(27,388)
Dividends paid	(7,414)	—	—	—	(7,414)
Proceeds from exercises under stock plans	1,192	—	—	—	1,192
Purchase of common treasury shares:
Stock repurchase program	(3,351)	—	—	—	(3,351)
Stock plan exercises	(615)	—	—	—	(615)
Net cash flows from financing activities	(36,854)	(134)	9,446	1,100	(26,442)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,608	—	1,608
Net change in cash and cash equivalents	(13,037)	(79)	20,094	—	6,978
Cash and cash equivalents—beginning of year	23,244	691	10,657	—	34,592
Cash and cash equivalents—end of year	$10,207	$612	$30,751	$—	$41,570

******

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands, except per share amounts)

			Net Earnings
	Net	Gross		Per Share		Stock Price		Dividends
	Sales	Profit	Amount	Basic	Diluted	High	Low	Declared
2005
First	$265,741	$61,661	$6,810	$0.28	$0.27	$26.42	$21.98	$0.080
Second	265,134	67,593	10,443	0.43	0.42	25.80	21.37	0.085
Third	265,942	69,610	10,206	0.42	0.40	30.09	24.50	0.085
Fourth	311,283	79,431	11,620	0.48	0.45	35.25	27.30	0.085
Year	$1,108,100	$278,295	$39,079	$1.61	$1.54	$35.25	$21.37	$0.335
2004
First	$215,897	$51,280	$5,501	$0.23	$0.22	$23.66	$19.35	$0.080
Second	266,013	66,080	2,812	0.12	0.12	23.03	19.67	0.080
Third	262,890	61,100	7,104	0.30	0.29	22.97	19.40	0.080
Fourth	286,675	67,462	11,464	0.48	0.46	25.97	20.53	0.080
Year	$1,031,475	$245,922	$26,881	$1.13	$1.10	$25.97	$19.35	$0.320
2003
First	$207,294	$52,853	$7,293	$0.31	$0.30	$21.88	$18.48	$0.075
Second	200,666	51,488	6,367	0.27	0.26	22.85	18.30	0.080
Third	202,498	47,806	4,093	0.17	0.17	21.88	17.65	0.080
Fourth	227,167	55,843	7,734	0.32	0.32	24.22	18.96	0.080
Year	$837,625	$207,990	$25,487	$1.07	$1.05	$24.22	$17.65	$0.315

Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. Commencing in the third quarter of fiscal 2005, the Company began implementing various process and information systems enhancements, principally related to the implementation of IFS software and related business improvements in the Specialty Structures unit of the Engineered Support Structures segment. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable, and accounts payable processes. Aside from such change, there were no significant changes to the company’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Valmont Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 9, 2006

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, 12 and 13 is incorporated by reference to the sections entitled “Corporate Governance”, “Certain Shareholders”, “Election of Directors”, “Director Compensation”, “Summary Compensation Table”, “Stock Option Grants in Fiscal Year 2005”, “Options Exercised in Fiscal Year 2005 and Fiscal Year End Values”, “Equity Compensation Plan Information”, “Compensation Committee Report on Executive Compensation”, and “Long-Term Incentive Plans-Awards in Fiscal Year 2005” in the Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See item 10.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 10.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by Item 14 is incorporated by reference to the sections titled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Statements of Operations-Three-Year Period Ended December 31, 2005	43
	Consolidated Balance Sheets-December 31, 2005 and December 25, 2004	44
	Consolidated Statements of Cash Flows-Three-Year Period Ended December 31, 2005	45
	Consolidated Statements of Shareholders’ Equity-Three-Year Period Ended December 31, 2005	46
	Notes to Consolidated Financial Statements-Three-Year Period Ended December 31, 2005	47-72
	The following financial statement schedule of the Company is included herein:
	SCHEDULE II—Valuation and Qualifying Accounts	79
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.
	Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits.
	Index to Exhibits, Page 81

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-three weeks ended December 31, 2005
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,372	1,006	1,055	$5,323
Fifty-two weeks ended December 25, 2004
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$4,363	1,443	434	$5,372
Fifty-two weeks ended December 27, 2003
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$3,957	1,531	1,125	$4,363

*                    The deductions from reserves are net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2006.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY
Mogens C. Bay Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

/s/ MOGENS C. BAY	Director, Chairman and Chief Executive Officer	3/09/06
Mogens C. Bay	(Principal Executive Officer)	Date
/s/ TERRY J. MCCLAIN	Senior Vice President and Chief Financial Officer	3/09/06
Terry J. McClain	(Principal Financial Officer)	Date
/s/ MARK C. JAKSICH	Vice President and Controller	3/09/06
Mark C. Jaksich	(Principal Accounting Officer)	Date

Walter Scott, Jr.*	John E. Jones*
Thomas F. Madison*	Kenneth E. Stinson*
Charles D. Peebler, Jr.*	Stephen R. Lewis, Jr.*
Glen A. Barton*	K.R. (Kaj) den Daas*
Daniel P. Neary*

*                    Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 9th day of March, 2006. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By	/s/ MOGENS C. BAY
Mogens C. Bay
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—

The Company’s Certificate of Incorporation, as amended. This document was filed as Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company’s By-Laws, as amended. This document was filed as Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated by this reference.
Exhibit 4.1	—

Rights Agreement as of December 19, 1995, between the Company and First National Bank of Omaha as Rights Agent, with Certificate of Adjustment. This document was filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

Exhibit 4.2	—

Amendment dated July 29, 2002 to Rights Agreement. This document was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 and is incorporated herein by this reference.

Exhibit 4.3	—

The Company’s Credit Agreement with The Bank of New York dated May 4, 2004. This document was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and Amendments 1,2,3, and 4 thereto filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2005, all of which are incorporated herein by this reference.

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

Exhibit 10.2	—	The Company’s 1996 Stock Plan. This document was filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.
Exhibit 10.3	—

The Company’s 1999 Stock Plan, as amended. This document was filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

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

Exhibit 10.6*	—	Form of Stock Option Agreement.
Exhibit 10.7	—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 19, 2004 and is incorporated herein by reference.
Exhibit 10.8*	—	The 2001 Valmont Executive Incentive Plan, as amended.

Exhibit 10.9*	—	The 2006 Valmont Executive Incentive Plan
Exhibit 10.10*	—	Director and Named Executive Officers Compensation.
Exhibit 10.11	—

The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10(vi) to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.

Exhibit 10.12	—	VERSP Restoration Plan. This document was filed as Exhibit 10 to the Company’s Registration Statement on Form S-8 (333-64170) and is incorporated herein by this reference.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte & Touche LLP.
Exhibit 24*	—	Power of Attorney.
Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.
Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.
Exhibit 32.1*	—	Section 906 Certifications.

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.12.

*                    Filed herewith.