Form 10-Q
period 2006-04-01
VALMONT INDUSTRIES INC
filed 2006-05-10
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐  Accelerated filer  ☑  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

25,358,383
Outstanding shares of common stock as of April 28, 2006

Index is located on page 2.

Total number of pages 30.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen weeks ended April 1, 2006 and March 26, 2005	3
	Condensed Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 1, 2006 and March 26, 2005	5
	Notes to Condensed Consolidated Financial Statements	6-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	27
Signatures		28

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	Apri1 1,	March 26,
	2006	2005
Net Sales	$303,625	$265,741
Cost of Sales	227,932	204,080
Gross profit	75,693	61,661
Selling, general and administrative expenses	52,116	45,554
Operating income	23,577	16,107
Other income (deductions):
Interest expense	(4,148)	(4,827)
Interest income	553	237
Miscellaneous	897	(148)
	(2,698)	(4,738)
Earnings before income taxes, minority interest and equity in losses of nonconsolidated subsidiaries	20,879	11,369
Income tax expense (benefit):
Current	10,900	2,612
Deferred	(3,229)	1,532
	7,671	4,144
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	13,208	7,225
Minority interest	(168)	(349)
Equity in earnings (losses) of nonconsolidated subsidiaries	45	(66)
Net earnings	$13,085	$6,810
Earnings per share—Basic:
Earnings per share—Basic	$0.53	$0.28
Earnings per share—Diluted:
Earnings per share—Diluted	$0.52	$0.27
Cash dividends per share	$0.085	$0.08
Weighted average number of shares of common stock outstanding (000 omitted)	24,620	24,111
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,330	25,042

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 36,005	$ 46,867
Receivables, net	195,504	180,969
Inventories	172,869	158,327
Prepaid expenses	10,238	7,643
Refundable and deferred income taxes	14,606	14,506
Total current assets	429,222	408,312
Property, plant and equipment, at cost	494,667	489,660
Less accumulated depreciation and amortization	301,474	294,984
Net property, plant and equipment	193,193	194,676
Goodwill	106,710	106,695
Other intangible assets, net	59,228	60,140
Other assets	32,755	32,219
Total assets	$ 821,108	$ 802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 15,306	$ 13,583
Notes payable to banks	4,226	4,918
Accounts payable	103,230	90,674
Accrued expenses	63,018	67,869
Dividends payable	2,125	2,107
Total current liabilities	187,905	179,151
Deferred income taxes	40,068	43,199
Long-term debt, excluding current installments	214,103	218,757
Other noncurrent liabilities	26,262	24,889
Minority interest in consolidated subsidiaries	7,515	7,371
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	364,485	357,025
Accumulated other comprehensive income	(9)	(2,521)
Treasury stock	(47,121)	(50,067)
Unearned restricted stock	—	(3,662)
Total shareholders’ equity	345,255	328,675
Total liabilities and shareholders’ equity	$ 821,108	$ 802,042

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	Apri1 1,	March 26,
	2006	2005
Cash flows from operations:
Net earnings	$13,085	$6,810
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,401	9,751
(Gain)/loss on sale of property, plant and equipment	454	(50)
Equity in losses of nonconsolidated subsidiaries	(45)	66
Minority interest	169	349
Deferred income taxes	(3,229)	1,532
Other adjustments	219	(684)
Changes in assets and liabilities:
Receivables	(12,913)	13,996
Inventories	(13,670)	8,821
Prepaid expenses	(3,114)	(3,504)
Accounts payable	6,444	614
Accrued expenses	(5,238)	(7,143)
Other noncurrent liabilities	(160)	828
Income taxes payable	5,208	2,420
Net cash flows from operations	(3,389)	33,806
Cash flows from investing activities:
Purchase of property, plant & equipment	(6,676)	(4,045)
Proceeds from sale of property and equipment	837	376
Dividends to minority interests	(166)	(90)
Other, net	160	562
Net cash flows from investing activities	(5,845)	(3,197)
Cash flows from financing activities:
Net payments under short-term agreements	(692)	(2,845)
Proceeds from long-term borrowings	226	—
Principal payments on long-term obligations	(3,157)	(21,916)
Dividends paid	(2,107)	(1,932)
Proceeds from exercises under stock plans	6,902	3,861
Excess tax benefits from stock option exercises	3,159	—
Purchase of common treasury shares-stock plan exercises	(6,622)	(218)
Net cash flows from financing activities	(2,291)	(23,050)
Effect of exchange rate changes on cash and cash equivalents	663	(738)
Net change in cash and cash equivalents	(10,862)	6,821
Cash and cash equivalents—beginning of period	46,867	30,210
Cash and cash equivalents—end of period	$36,005	$37,031

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.                 Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of April 1, 2006,  the Condensed Consolidated Statements of Operations for the thirteen week periods ended April 1, 2006 and March 26, 2005 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of April 1, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2005. The results of operations for the period ended April 1, 2006 are not necessarily indicative of the operating results for the full year.

Inventories

At April 1, 2006, approximately 54% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was $30,900 and $29,100 at April 1, 2006 and December 31, 2005, respectively.

Inventories consisted of the following:

	April 1, 2006	December 31, 2005
Raw materials and purchased parts	$101,388	$97,606
Work-in-process	21,904	19,419
Finished goods and manufactured goods	80,477	70,377
Subtotal	203,769	187,402
LIFO reserve	30,900	29,075
Net inventory	$172,869	$158,327

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

stock. At April 1, 2006, 1,022,560 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the quarter ended April 1, 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to December 31, 2005, and amortization related to awards granted after January 1, 2006. Accordingly, the Company recorded $329 of compensation expense (included in selling, general and administrative expenses) in the quarter ended April 1, 2006 related to stock options. The associated tax benefit recorded was $121. Prior to the adoption of SFAS 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the thirteen weeks ended March 26, 2005 if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

March 26, 2005
Net earnings
Net earnings as reported	$6,810
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	433
Pro forma net earnings	$6,486
Earnings per share
As reported: Basic	$0.28
Diluted	$0.27
Pro forma: Basic	$0.27
Diluted	$0.26

2.                 Goodwill and Intangible Assets

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2005. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet were not impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Amortized Intangible Assets

The components of amortized intangible assets at April 1, 2006 and December 31, 2005 were as follows:

	As of April 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$8,549	18 years
Proprietary Software & Database	2,609	1,918	6 years
Patents & Proprietary Technology	2,839	368	14 years
Non-compete Agreements	331	115	5 years
	$53,912	$10,950

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$7,819	18 years
Proprietary Software & Database	2,609	1,802	6 years
Patents & Proprietary Technology	2,839	319	14 years
Non-compete Agreements	331	98	5 years
	$53,912	$10,038

Amortization expense for intangible assets during the first quarter of 2006 and 2005 was $912 and $902, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2006	$3,404
2007	3,321
2008	3,321
2009	3,289
2010	3,255

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, and Sigma trade names are $4,750, $11,111, and $405 respectively. The Newmark and Sigma amounts arose from the 2004 acquisitions and the PiRod amount (which arose from a 2001 acquisition) has not changed in the thirteen weeks ended April 1, 2006.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Goodwill

The carrying amount of goodwill as of April 1, 2006 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695
Foreign Currency Translation	15	—	—	—	—	15
Balance April 1, 2006	$19,775	$42,628	$42,192	$1,853	$262	$106,710

Goodwill in the Company’s reporting units was tested in the third quarter of 2005. Based on the evaluation, the Company concluded that goodwill was not impaired as of September 24, 2005.

3.   Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	April 1, 2006	March 26, 2005
Interest	$1,766	$2,292
Income Taxes	2,363	175

4.   Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended April 1, 2006:
Net earnings	$13,085	—	$13,085
Shares outstanding	24,620	710	25,330
Per share amount	$0.53	.01	$0.52
Thirteen weeks ended March 26, 2005:
Net earnings	$6,810	—	$6,810
Shares outstanding	24,111	931	25,042
Per share amount	$0.28	.01	$0.27

At March 26, 2005, there were 0.1 million options outstanding, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options. At April 1, 2006 there were no outstanding options with exercise prices exceeding the market price of common stock.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

5.   Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen weeks ended April 1, 2006 and March 26, 2005, respectively, were as follows:

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Net earnings	$13,085	$6,810
Net derivative adjustment	—	35
Currency translation adjustment	2,512	(2,771)
Total comprehensive income	$15,597	$4,074

6.   Stock Plans

On January 1, 2006, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the quarter ended April 1, 2006 includes amortization related to the remaining unvested portion of stock options granted prior to December 31, 2005, and amortization related to stock options granted after January 1, 2006. At April 1, 2006, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.70 years, was approximately $2,200.

Upon adoption of SFAS 123R, the Company changed its method of valuation for share-based awards granted beginning in 2006 to a binomial option pricing model from the Black-Scholes-Merton option pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

As a result of adopting SFAS 123R, net income before taxes included $329 of share-based compensation expense, with an associated tax benefit of $121 for the quarter ended April 1, 2006.  Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $3,159 was classified as financing cash flows for the quarter ended April 1, 2006 and would have been classified as an operating cash inflow before adoption of SFAS 123R.

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At April 1, 2006, 1,022,560 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

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

Following is a summary of the activity of the stock plans during the quarter ended April 1, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	—	—
Exercised	(376,413)	(17.88)
Forfeited	(1,250)	(30.51)
Outstanding at April 1, 2006	2,292,431	$21.23
Options exercisable at April 1, 2006	1,812,893	$19.37
Weighted average fair value of options granted during 2006		$—

Following is a summary of the status of stock options outstanding at April 1, 2006:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$13.91-17.58	773,873	4.19 years	$16.11	773,873	$16.11
19.00-22.17	762,613	4.38 years	20.86	705,947	20.78
22.31-34.33	755,945	6.78 years	26.85	333,073	22.58
	2,292,431			1,812,893

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested share awards and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants non-vested share units. The non-vested share units are settled in Company stock when the vesting period ends. There were no grants of non-vested share awards or non-vested share units during the quarter ended April 1, 2006.

At April 1, 2006, there was $4,054 of unrecognized compensation expense related to these non-vested share awards, which is expected to be recognized over a weighted average period of 3.75 years. The Company recorded expense of $282 in the first quarter of 2006, with an associated tax benefit of $109, related to the amortization of non-vested shares and share units. Beginning January 1, 2006, the unamortized balance of the non-vested share awards is a component of retained earnings. Prior to January 1, 2006, this unamortized balance was shown as a separate component of shareholders’ equity.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

7.   Business Segments

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

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$90,686	$88,278
Specialty	20,523	16,148
Utility	4,330	4,416
	115,539	108,842
Utility Support Structures segment
Steel	44,870	43,572
Concrete	21,340	15,461
	66,210	59,033
Coatings segment	25,308	18,993
Irrigation segment	86,871	69,946
Tubing segment	23,465	22,067
Other	4,376	4,819
	321,769	283,700
Intersegment Sales:
Engineered Support Structures	7,338	9,072
Utility Support Structures	871	517
Coatings	4,827	3,611
Irrigation	12	7
Tubing	4,070	3,810
Other	1,026	942
	18,144	17,959
Net Sales
Engineered Support Structures	108,201	99,770
Utility Support Structures	65,339	58,516
Coatings	20,481	15,382
Irrigation	86,859	69,939
Tubing	19,395	18,257
Other	3,350	3,877
Consolidated Net Sales	303,625	$265,741
Operating Income (loss):
Engineered Support Structures	$7,004	$5,624
Utility Support Structures	7,959	4,388
Coatings	2,380	766
Irrigation	11,277	7,220
Tubing	3,623	3,259
Other	(659)	(759)
Net corporate expense	(8,007)	(4,391)
Total Operating Income	$23,577	$16,107

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$188,761	$55,255	$76,004	$(16,395)	$303,625
Cost of Sales	144,310	43,627	56,270	(16,275)	227,932
Gross profit	44,451	11,628	19,734	(120)	75,693
Selling, general and administrative expenses	29,950	8,052	14,114	—	52,116
Operating income	14,501	3,576	5,620	(120)	23,577
Other income (deductions):
Interest expense	(3,987)	(2)	(166)	7	(4,148)
Interest income	183	9	368	(7)	553
Miscellaneous	1,115	11	(229)	—	897
	(2,689)	18	(27)	—	(2,698)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	11,812	3,594	5,593	(120)	20,879
Income tax expense:
Current	8,215	1,382	1,303	—	10,900
Deferred	(3,569)	51	289	—	(3,229)
	4,646	1,433	1,592	—	7,671
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	7,166	2,161	4,001	(120)	13,208
Minority interest	—	—	(168)	—	(168)
Equity in earnings / (losses) of nonconsolidated subsidiaries	6,039	96	29	(6,119)	45
Net earnings	$13,205	$2,257	$3,862	$(6,239)	$13,085

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Condensed Consolidated Statements of Operations

For the Thirteen Weeks Ended March 26, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$ 166,080	$ 50,456	$ 70,514	$ (21,309)	$265,741
Cost of Sales	129,893	42,362	53,561	(21,736)	204,080
Gross profit	36,187	8,094	16,953	427	61,661
Selling, general and administrative expenses	24,808	7,950	12,796	—	45,554
Operating income	11,379	144	4,157	427	16,107
Other income (deductions):
Interest expense	(4,716)	(11)	(124)	24	(4,827)
Interest income	26	4	231	(24)	237
Miscellaneous	(13)	6	(141)	—	(148)
	(4,703)	(1)	(34)	—	(4,738)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	6,676	143	4,123	427	11,369
Income tax expense:
Current	877	129	1,606	—	2,612
Deferred	1,888	(91)	(265)	—	1,532
	2,765	38	1,341	—	4,144
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	3,911	105	2,782	427	7,225
Minority interest	—	—	(349)	—	(349)
Equity in earnings / (losses) of nonconsolidated subsidiaries	2,472	—	(82)	(2,456)	(66)
Net earnings	$ 6,383	$ 105	$ 2,351	$ (2,029)	$ 6,810

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,538	$1,077	$27,390	$—	$36,005
Receivables, net	86,040	35,462	74,027	(25)	195,504
Inventories	78,062	42,857	51,950	—	172,869
Prepaid expenses	3,121	1,677	5,440	—	10,238
Refundable and deferred income taxes	9,231	3,365	2,010	—	14,606
Total current assets	183,992	84,438	160,817	(25)	429,222
Property, plant and equipment, at cost	324,441	68,551	101,675	—	494,667
Less accumulated depreciation and amortization	210,758	26,471	64,245	—	301,474
Net property, plant and equipment	113,683	42,080	37,430	—	193,193
Goodwill	20,370	73,376	12,964	—	106,710
Other intangible assets	765	55,680	2,783	—	59,228
Investment in subsidiaries and intercompany accounts	353,935	41,453	(1,941)	(393,447)	—
Other assets	24,937	6,783	1,635	(600)	32,755
Total assets	697,682	303,810	213,688	(394,072)	$821,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	13,127	27	2,152	—	$15,306
Notes payable to banks	—	—	4,226	—	4,226
Accounts payable	48,989	11,983	42,258	—	103,230
Accrued expenses	39,082	5,523	18,438	(25)	63,018
Dividends payable	2,125	—	—	—	2,125
Total current liabilities	103,323	17,533	67,074	(25)	187,905
Deferred income taxes	14,954	22,076	3,038	—	40,068
Long-term debt, excluding current installments	212,940	60	1,703	(600)	214,103
Other noncurrent liabilities	25,242	—	1,020	—	26,262
Minority interest in consolidated subsidiaries	—	—	7,515	—	7,515
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	360,444	90,810	62,800	(149,569)	364,485
Accumulated other comprehensive income	—	—	(9)	—	(9)
Treasury stock	(47,121)	—	—	—	(47,121)
Unearned restricted stock	—	—	—	—	—
Total shareholders’ equity	341,223	264,141	133,338	(393,447)	345,255
Total liabilities and shareholders’ equity	$697,682	$303,810	$213,688	$(394,072)	$821,108

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$ 16,875	$ 1,898	$ 28,094	$ —	$ 46,867
Receivables, net	74,397	36,496	70,094	(18)	180,969
Inventories	66,111	42,540	49,676	—	158,327
Prepaid expenses	3,008	1,690	2,945	—	7,643
Refundable and deferred income taxes	8,931	3,406	2,169	—	14,506
Total current assets	169,322	86,030	152,978	(18)	408,312
Property, plant and equipment, at cost	325,620	66,218	97,822	—	489,660
Less accumulated depreciation and amortization	208,862	23,207	62,915	—	294,984
Net property, plant and equipment	116,758	43,011	34,907	—	194,676
Goodwill	20,370	73,375	12,950	—	106,695
Other intangible assets	778	56,498	2,864	—	60,140
Investment in subsidiaries and intercompany accounts	319,473	41,560	(10,471)	(350,562)	—
Other assets	31,305	—	1,514	(600)	32,219
Total assets	$ 658,006	$ 300,474	$ 194,742	$ (351,180)	$ 802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$ 11,624	$ 26	$ 1,933	$ —	$ 13,583
Notes payable to banks	—	—	4,918	—	4,918
Accounts payable	38,109	11,281	41,284	—	90,674
Accrued expenses	42,608	7,357	17,922	(18)	67,869
Dividends payable	2,107	—	—	—	2,107
Total current liabilities	94,448	18,664	66,057	(18)	179,151
Deferred income taxes	18,224	22,066	2,909	—	43,199
Long-term debt, excluding current installments	217,592	68	1,697	(600)	218,757
Other noncurrent liabilities	23,807	—	1,082	—	24,889
Minority interest in consolidated subsidiaries	—	—	7,371	—	7,371
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	10,343	(24,592)	27,900
Additional paid-in capital	—	159,082	71,885	(230,967)	—
Retained earnings	329,764	86,345	35,919	(95,003)	357,025
Accumulated other comprehensive income	—	—	(2,521)	—	(2,521)
Treasury stock	(50,067)	—	—	—	(50,067)
Unearned restricted stock	(3,662)	—	—	—	(3,662)
Total shareholders’ equity	303,935	259,676	115,626	(350,562)	328,675
Total liabilities and shareholders’ equity	$ 658,006	$ 300,474	$ 194,742	$ (351,180)	$ 802,042

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$13,205	$2,257	$3,862	$(6,239)	$13,085
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	5,216	2,441	1,744	—	9,401
(Gain) / loss on sale of property, plant and equipment	470	—	(16)	—	454
Equity in (earnings) / losses of nonconsolidated subsidiaries	80	(96)	(29)	—	(45)
Minority interest	—	—	169	—	169
Deferred income taxes	(3,464)	51	184	—	(3,229)
Other adjustments	79	—	140	—	219
Changes in assets and liabilities:
Receivables	(11,642)	1,034	(2,315)	10	(12,913)
Inventories	(11,951)	(317)	(1,525)	123	(13,670)
Prepaid expenses	(789)	12	(2,337)	—	(3,114)
Accounts payable	5,503	703	238	—	6,444
Accrued expenses	(3,544)	(1,833)	147	(8)	(5,238)
Other noncurrent liabilities	(98)	—	(62)	—	(160)
Income taxes payable	5,272	—	(64)	—	5,208
Net cash flows from operations	(1,663)	4,252	136	(6,114)	(3,389)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,286)	(691)	(3,699)	—	(6,676)
Proceeds from sale of property, plant and equipment	766	—	71	—	837
Dividends to minority interest	—	—	(166)	—	(166)
Other, net	(4,337)	(4,376)	2,759	6,114	160
Net cash flows from investing activities	(5,857)	(5,067)	(1,035)	6,114	(5,845)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(692)	—	(692)
Proceeds from long-term borrowings	—	—	226	—	226
Principal payments on long-term obligations	(3,149)	(6)	(2)	—	(3,157)
Dividends paid	(2,107)	—	—	—	(2,107)
Proceeds from exercises under stock plans	6,902	—	—	—	6,902
Excess tax benefits from stock option exercises	3,159	—	—	—	3,159
Purchase of common treasury shares	(6,622)	—	—	—	(6,622)
Net cash flows from financing activities	(1,817)	(6)	(468)		(2,291)
Effect of exchange rate changes on cash and cash equivalents	—	—	663	—	663
Net change in cash and cash equivalents	(9,337)	(821)	(704)		(10,862)
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$7,538	$1,077	$27,390	$—	$36,005

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

This discussion should be read in conjunction with the financial statements and the notes thereto, and the management’s discussion and analysis, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We report our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005	% Incr. (Decr)
Consolidated
Net sales	$303,625	$265,741	14.3%
Gross profit	75,693	61,661	22.8%
as a percent of sales	24.9%	23.2%
SG&A expense	52,116	45,554	14.4%
as a percent of sales	17.2%	17.1%
Operating income	23,577	16,107	46.4%
as a percent of sales	7.8%	6.1%
Net interest expense	3,595	4,590	-21.7%
Effective tax rate	36.7%	36.4%
Net earnings	13,085	6,810	92.1%
Earnings per share—diluted	$0.52	$0.27	92.6%
Engineered Support Structures segment
Net sales	108,201	99,770	8.4%
Gross profit	27,487	24,720	11.2%
SG&A expense	20,483	19,096	7.3%
Operating income	7,004	5,624	24.5%
Utility Support Structures segment
Net sales	65,339	58,516	11.7%
Gross profit	15,683	11,139	40.8%
SG&A expense	7,724	6,751	14.4%
Operating income	7,959	4,388	81.4%
Coatings segment
Net sales.	20,481	15,382	33.1%
Gross profit	4,874	3,013	61.8%
SG&A expense	2,494	2,247	11.0%
Operating income	2,380	766	210.7%
Irrigation segment
Net sales	86,859	69,939	24.2%
Gross profit	21,258	16,770	26.8%
SG&A expense	9,981	9,550	4.5%
Operating income	11,277	7,220	56.2%
Tubing segment
Net sales	19,395	18,257	6.2%
Gross profit	5,141	4,894	5.0%
SG&A expense	1,518	1,635	-7.2%
Operating income	3,623	3,259	11.2%
Other
Net sales	3,350	3,877	-13.6%
Gross profit	1,181	1,127	4.8%
SG&A expense	1,840	1,886	-2.4%
Operating loss	(659)	(759)	13.2%
Net Corporate expense
Gross profit	69	(2)	NM
SG&A expense	8,076	4,389	84.0%
Operating loss	(8,007)	(4,391)	-82.4%

NM = Not meaningful

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Overview

The sales increase in the first quarter of fiscal 2006, as compared with 2005, was mainly due to improved sales volumes in all reportable segments. Gross profit as a percent of sales improved in the first quarter of 2006 over the same period in 2005 as a result of theses higher sales volumes, which allowed us to achieve greater factory utilization and improved leverage of our fixed factory expenses. Selling, general and administrative (SG&A) spending increased mainly as a result of higher employee incentives related to improved operating performance (approximately $3.3 million), increased compensation costs (approximately $1.0 million), higher sales commissions associated with the increased sales volumes (approximately $0.6 million) and expense related to stock options (approximately $0.3 million) that is required to be recorded under the provisions of SFAS 123(R), which we adopted during the first quarter of 2006. All reportable segments contributed to the improved operating income in 2006, as compared with 2005.

Interest expense decreased in the first quarter of 2006 as compared with 2005, primarily due to lower average borrowing levels this year. Average borrowing levels in the first quarter of 2006 were approximately $77 million lower than the first quarter of 2005, which resulted from operating cash inflows throughout 2005 that were used to pay down our interest-bearing debt. “Miscellaneous” income was higher in 2006 as compared with 2005, due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. Our cash flows used by operations were $3.4 million in the first quarter of 2006, as compared with $33.8 million provided by operations in the first quarter of 2005. The lower operating cash flows in the first quarter of 2006 resulted from increased working capital required by the increased sales activity in the first quarter of 2006.

Engineered Support Structures (ESS) segment

The improvement in ESS segment sales in the first quarter of 2006, as compared with 2005, was mainly due to stronger sales in Europe and China. In North America, lighting and traffic structure sales were comparable to 2005 levels. In the third quarter of 2005, U.S. highway legislation was enacted after legislative delays and temporary funding extensions over approximately two years. In the first nine months of 2005, sales orders for our lighting and traffic products related to projects funded by the highway bill were slightly lower than historical levels, as we believe that customers delayed highway project decisions until legislation was enacted. While North American sales shipments in the first quarter of 2006 were essentially flat with 2005 levels, our sales orders and sales backlogs increased over 2005 levels. Commercial lighting sales volumes in 2006 were also comparable to 2005 levels. In Europe, lighting sales were higher than 2005, mainly due to new tramway products developed for European market, improved market penetration in certain geographic areas and some improvement in economic conditions in our main market areas.

Sales of Specialty Structures products increased as compared with 2005. In North America, market conditions for sales of structures and components for the wireless communication market were slightly better in the first quarter of 2006, as compared with the first quarter of 2005, especially in component parts. Sign structure sales increased by $1.4 million over 2005 levels, mainly due to generally favorable winter weather conditions in the first quarter of this year, which  enhanced shipping schedules. Sales of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

wireless communication poles in China improved in the first quarter of 2006 as compared with a relatively weak first quarter of 2005.

The increase in the profitability of the ESS segment for the thirteen weeks ended April 1, 2006 as compared with the same period in 2005 was related to the sales growth Europe and China. For the segment, the main reasons for the increase in SG&A expense in the first quarter of 2006 as compared with 2005 were increased commissions related to higher sales volumes (approximately $0.5 million), increased international management expenses (approximately $0.4 million) and start-up expenses related to our new plant in China (approximately $0.3 million). This plant is essentially complete and will begin commercial shipments in the second quarter of 2006.

Utility Support Structures segment

In the Utility Support Structures segment, the sales increase in the first quarter of 2006 as compared with the first quarter of 2005 was due to improved demand for steel and concrete electrical transmission, substation and distribution pole structures. Throughout 2005 and into 2006, our order rates for structures from utility companies and independent power producers were relatively strong and built our backlog to over $80 million and positioned us for improved shipment levels in the first quarter of 2006. The improved earnings for this segment as compared with 2005 relate to the improved sales levels and enhanced factory performance resulting from higher sales and production levels. The increase in SG&A spending was related primarily to increased compensation and incentive costs related to higher business activity levels (approximately $0.6 million) ..

Coatings segment

First quarter 2006 sales in the Coatings segment were well above 2005 levels, due to increased demand for galvanizing services and higher sales prices associated with higher zinc costs. In our galvanizing operations, the sales volume increase of nearly 19% over 2005 volumes was mainly due to generally stronger industrial economic conditions in our market areas, a continuation of conditions that existed in the latter part of 2005. While we raised our sales prices to recover our increased cost of zinc, market prices for zinc rose substantially in the first quarter, which hampered our ability to fully recover these cost increases. The increase in operating income in the first quarter of 2006, as compared with the first quarter of 2005, resulted from higher production levels and improved factory utilization. The increase in SG&A spending in the first quarter of 2006, as compared with the first quarter of 2005 was primarily related to higher employee incentives associated with improved operating income.

Irrigation segment

The sales increase in the Irrigation segment for the first quarter of 2006, as compared with the same period in 2005 was predominantly due to higher sales volumes. In North America, we believe generally dry weather conditions in much of the U.S. contributed to improved demand for irrigation machines and related service parts. Irrigation machines damaged in winter storms also contributed to the growth in the sales of service parts and replacement machines. International sales in the first quarter of 2005 were up approximately $5 million as compared with the first quarter of 2005, predominantly due to sales in newly-developed international markets. Operating income for the thirteen weeks ended April 1, 2006 increased

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

substantially as compared with the same period in 2005 was due to improved sales volumes, and improved factory utilization. The positive impact on operating income related to improved factory operations in light of the higher sales and production levels was approximately $0.4 million, as compared with the same period in 2005.

Tubing segment

The increase in Tubing sales for the first quarter of 2006 as compared with last year was due to improved demand for tubing products, offset somewhat by lower sales prices associated with generally lower steel costs than in 2005. The increase in the first quarter of 2006 operating income as compared with the first quarter of 2005 was mainly due to the stronger sales volumes and slightly lower SG&A spending in light of the higher sales volumes.

Other

This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the improvement in operating income this year was lower spending related to wind energy.

Net corporate expense

The increase in net corporate expenses in the first quarter of 2006 as compared with the first quarter of 2005, related to increased employee incentives due to improved earnings this year (approximately $2.2 million), increased compensation costs partly associated with finance and audit activities ($0.6 million) and approximately $0.4 million in expense incurred related to the termination of our synthetic lease on the corporate headquarters building and release of the related residual value guarantee.

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $241.3 million at April 1, 2006, as compared with $229.2 million at December 31, 2005. The ratio of current assets to current liabilities was 2.28:1 at April 1, 2006, the same as of December 31, 2005. Operating cash flow was a net outflow of $3.4 million for the thirteen week period ended April 1, 2006, as compared with a net inflow of $33.8 million for the same period in 2005. The main reasons for the lower operating cash flows of 2006, as compared with 2005, were increased receivables and inventories resulting from higher sales volumes this year. In the first quarter of 2005, inventories decreased from December 2004 levels, as we reduced our steel inventories that increased throughout most of 2004 due to rapidly rising prices and availability concerns. In 2006, higher sales backlogs, mainly in the ESS and Utility Support Structures segments, resulted in higher inventory levels to support these sales commitments.

Investing Cash Flows—Capital spending during the thirteen weeks ended April 1, 2006 was $6.7 million, as compared with $4.0 million for the same period in 2005. Our capital spending for the 2006 fiscal year is expected to be between $25 million and $30 million.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

Financing Cash Flows—Our total interest-bearing debt decreased from $237.3 million as of December 31, 2005 to $233.6 million as of April 1, 2006. The decrease in borrowings was related to normal scheduled debt repayments.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At April 1, 2006, our long-term debt to invested capital ratio was 35.1%, as compared with 36.2% at December 31, 2005. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2006.

Our debt financing at April 1, 2006 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $19.9 million, $17.6 million which was unused at April 1, 2006. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). ). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At April 1, 2006, we had no outstanding balance under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At April 1, 2006, we had the ability to borrow an additional $145 million under this facility.

•       Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $55.1 million at April 1, 2006. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2006 in millions are: $7.4, $10.4, $19.4, and $17.9. The effective interest rate on this loan was 5.625% per annum at April 1, 2006.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At April 1, 2006 we were in compliance with all covenants related to these debt agreements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)
(Unaudited)

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

There have been no material changes to our financial obligations and financial commitments as described on page 34 in our Form 10-K for the year ended December 31, 2005.

Off Balance Sheet Arrangements

There have been no changes in our off balance sheet arrangements as described on pages 35-36 in our Form 10-K for the fiscal year ended December 31, 2005. On March 1, 2006, our corporate headquarters building complex was sold to a third party. As a result of the sale, our residual value guarantee to the former owner of the building complex was terminated.

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended April 1, 2006 other than our adoption of SFAS 123(R) related to the accounting for stock options. These policies are described on pages 37-40 in our Form 10-K for fiscal year ended December 31, 2005.

Item 3.                        Quantitative and Qualitative Disclosure about Market Risk

There are no material changes in the company’s market risk during the quarter ended April 1, 2006. For additional information, refer to the section “Risk Management” on pages 36-37 in our Form 10-K for the fiscal year ended December 31, 2005.

Item 4.                        Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II.   OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of  Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs
January 1, 2006 to January 28, 2006	—	—	—
January 29, 2006 to March 4, 2006	6,206	35.93	—	—
March 5, 2006 to April 1, 2006	157,370	41.00	0	0
Total	163,576	40.80	0	0

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

Valmont’s annual meeting of stockholders was held on April 24, 2006. The stockholders elected four directors to serve three-year terms, approved the Valmont Executive Incentive Plan and ratified the appointment of Deloitte & Touche LLP to audit the Company’s financial statements for fiscal 2006. For the annual meeting there were 24,814,399 shares outstanding and eligible to vote of which 22,986,457 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld
Glen A. Barton	22,807,845	178,612
Daniel P. Neary	22,814,773	171,684
Charles D. Peebler, Jr.	22,817,623	168,834
Kenneth E. Stinson	22,740,915	245,542

Proposal to approve the Valmont Executive Incentive Plan:

For	22,366,929
Against	591,578
Abstain	27,950

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2006:

For	22,508,085
Against	405,618
Abstain	72,754

Item 6.        Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

Valmont Industries, INC.
(Registrant)
/s/ TERRY J. McCLAIN
Terry J. McClain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated this 28th day of April, 2006.