Form 10-Q
period 2006-07-01
VALMONT INDUSTRIES INC
filed 2006-08-09
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

25,516,389
Outstanding shares of common stock as of July 24, 2006

Index is located on page 2.

Total number of pages 35

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$338,791	$265,134	$642,416	$530,875
Cost of sales.	253,729	197,541	481,661	401,621
Gross profit	85,062	67,593	160,755	129,254
Selling, general and administrative expenses	55,153	46,387	107,269	91,941
Operating income	29,909	21,206	53,486	37,313

Other income (deductions):
Interest expense	(4,338)	(4,884)	(8,486)	(9,711)
Interest income	395	592	948	829
Miscellaneous	286	33	1,183	(115)
	(3,657)	(4,259)	(6,355)	(8,997)
Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	26,252	16,947	47,131	28,316

Income tax expense (benefit):
Current	13,093	5,129	23,993	7,741
Deferred	(4,599)	996	(7,828)	2,528
	8,494	6,125	16,165	10,269
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	17,758	10,822	30,966	18,047
Minority interest	(341)	(313)	(509)	(662)
Equity in earnings (losses) of nonconsolidated subsidiaries	(132)	(66)	(87)	(132)
Net earnings	$17,285	$10,443	$30,370	$17,253

Earnings per share—Basic Earnings per share—Basic	$0.69	$0.43	$1.22	$0.71
Earnings per share—Diluted Earnings per share—Diluted	$0.67	$0.42	$1.18	$0.69
Cash dividends per share	$0.095	$0.085	$0.180	$0.165
Weighted average number of shares of common stock outstanding (000 omitted)	25,091	24,292	24,880	24,201
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,859	25,035	25,654	25,042

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$34,547	$46,867
Receivables, net	223,068	180,969
Inventories	165,248	158,327
Prepaid expenses	10,818	7,643
Refundable and deferred income taxes	17,479	14,506
Total current assets	451,160	408,312
Property, plant and equipment, at cost	500,781	489,660
Less accumulated depreciation and amortization	310,375	294,984
Net property, plant and equipment	190,406	194,676
Goodwill	106,887	106,695
Other intangible assets, net	57,919	60,140
Other assets	34,381	32,219
Total assets	$840,753	$802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,587	$13,583
Notes payable to banks	4,825	4,918
Accounts payable	93,452	90,674
Accrued expenses	70,102	67,869
Dividends payable	2,426	2,107
Total current liabilities	186,392	179,151
Deferred income taxes	37,955	43,199
Long-term debt, excluding current installments	212,030	218,757
Other noncurrent liabilities	27,105	24,889
Minority interest in consolidated subsidiaries	7,443	7,371
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	377,429	357,025
Accumulated other comprehensive income	1,510	(2,521)
Treasury stock	(37,011)	(50,067)
Unearned restricted stock	—	(3,662)
Total shareholders’ equity	369,828	328,675
Total liabilities and shareholders’ equity	$840,753	$802,042

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2006	June 25, 2005
Cash flows from operations:
Net earnings	$30,370	$17,253
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,113	20,095
Stock option expense	713	—
Loss on sale of assets	511	376
Equity in (earnings)/losses in nonconsolidated subsidiaries	87	132
Minority interest	509	662
Deferred income taxes	(7,828)	2,528
Other adjustments	(137)	(117)
Changes in assets and liabilities, net of business acquisitions:
Receivables	(38,823)	9,210
Inventories	(5,550)	10,050
Prepaid expenses	(3,628)	(2,547)
Accounts payable	5,803	(901)
Accrued expenses	1,423	(6,945)
Other noncurrent liabilities	537	644
Income taxes payable	(4,830)	4,097
Net cash flows from operations	(1,730)	54,537
Cash flows from investing activities:
Purchase of property, plant & equipment	(11,430)	(25,346)
Investment in nonconsolidated subsidiary	(1,274)	—
Proceeds from sale of assets	1,058	1,422
Dividends to minority interests	(302)	(247)
Other, net	(502)	185
Net cash flows from investing activities	(12,450)	(23,986)
Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	(93)	2,091
Proceeds from long-term borrowings	475	16,500
Principal payments on long-term obligations	(5,197)	(39,908)
Dividends paid	(4,232)	(3,877)
Proceeds from exercises under stock plans	25,229	5,809
Excess tax benefits from stock option exercises	15,428	—
Purchase of common treasury shares—stock plan exercises	(30,138)	(552)
Net cash flows from financing activities	1,472	(19,937)
Effect of exchange rate changes on cash and cash equivalents	388	(997)
Net change in cash and cash equivalents	(12,320)	9,617
Cash and cash equivalents—beginning of period	46,867	30,210
Cash and cash equivalents—end of period	$34,547	$39,827

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of July 1, 2006, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 1, 2006 and June 25, 2005 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of July 1, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2005 except for the January 1, 2006 adoption of SFAS 123(R). The results of operations for the periods ended July 1, 2006 are not necessarily indicative of the operating results for the full year.

Cash overdrafts

Cash book overdrafts totaling $8,344 and $7,243 were classified as accounts payable at July 1, 2006 and December 31, 2005, respectively. The Company’s policy is to report changes in book overdrafts as an operating activity in the Condensed Consolidated Statement of Cash Flows.

Inventories

At July 1, 2006, approximately 51.2% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $34,300 and $29,100 at July 1, 2006 and December 31, 2005, respectively.

Inventories consisted of the following:

	July 1, 2006	December 31, 2005
Raw materials and purchased parts	$107,872	$97,606
Work-in-process	18,798	19,419
Finished goods and manufactured goods	72,846	70,377
Subtotal	199,516	187,402
LIFO reserve	34,268	29,075
Net inventory	$165,248	$158,327

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At July 1, 2006, 1,283,295 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123(R)), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the thirteen and twenty-six weeks ended July 1, 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to December 31, 2005, and amortization related to new awards granted after January 1, 2006. Accordingly, the Company recorded $384 and $713 of compensation expense (included in selling, general and administrative expenses) for the thirteen and twenty-six weeks ended July 1, 2006, respectively. The associated tax benefits recorded were $148 and $274, respectively. Prior to the adoption of SFAS 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the thirteen weeks and twenty-six weeks ended June 25, 2005 if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		Thirteen Weeks Ended	Twenty-six Weeks Ended
		June 25,	June 25,
		2005	2005
Net earnings
Net earnings as reported		$10,443	$17,253
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	122	231
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	380	813
Pro forma net earnings		$10,185	$16,671
Earnings per share
As reported:
Basic		$0.43	$0.71
Diluted		$0.42	$0.69
Pro forma:
Basic		$0.42	$0.69
Diluted		$0.41	$0.67

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company’s 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.

2. Goodwill and Intangible Assets

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2005. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet were not impaired.

Amortized Intangible Assets

The components of amortized intangible assets at July 1, 2006 and December 31, 2005 were as follows:

	As of July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$9,278	18 years
Proprietary Software & Database	2,609	2,035	6 years
Patents & Proprietary Technology	2,839	418	14 years
Non-compete Agreements	331	123	5 years
	$53,912	$11,854

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$7,819	18 years
Proprietary Software & Database	2,609	1,802	6 years
Patents & Proprietary Technology	2,839	319	14 years
Non-compete Agreements	331	98	5 years
	$53,912	$10,038

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortization expense for intangible assets for the thirteen weeks ended July 1, 2006 and June 25, 2005 was $904 and $901, respectively. Amortization expense for intangible assets for the twenty-six weeks ended July 1, 2006, and June 25, 2005 was $1,816 and $1,803, respectively. Estimated amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2006	$3,404
2007	3,321
2008	3,321
2009	3,289
2010	3,255

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the the recognition of the intangible asset and the Company’s expected use of the intangible asset.

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111, as of July 1, 2006 and December 31, 2005. The Newmark trade name arose from the 2004 acquisition and the PiRod amount arose from the 2001 acquisition. The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2005. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 24, 2005.

In its determination of these intangible assets as indefinite-lived, Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to maintain the value of the intangible asset. The Company has determined that these intangible assets are expected to maintain their value indefinitely and, therefore, these assets are not amortized.

In addition, the Company acquired the Sigma trade name as part of the acquisition of Sigma’s assets in 2004 and recorded an associated indefinite-lived intangible asset of $405. In the second quarter of 2006, the Company determined it would no longer use the Sigma trade name and, accordingly, a complete impairment of the $405 value assigned to the Sigma trade name was recorded in the second quarter of 2006.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill

The carrying amount of goodwill as of July 1, 2006 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695
Foreign Currency Translation	192	—	—	—	—	192
Balance July 1, 2006	$19,952	$42,628	$42,192	$1,853	$262	$106,887

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

	July 1, 2006	June 25, 2005
Interest	$8,673	$9,793
Income Taxes	13,148	3,902

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended July 1, 2006:
Net earnings	$17,285	—	$17,285
Shares outstanding	25,091	768	25,859
Per share amount	$0.69	(.02)	$0.67
Thirteen weeks ended June 25, 2005:
Net earnings	$10,443	—	$10,443
Shares outstanding	24,292	743	25,035
Per share amount	$0.43	(.01)	$0.42
Twenty-six weeks ended July 1, 2006:
Net earnings	$30,370	—	$30,370
Shares outstanding	24,880	774	25,654
Per share amount	$1.22	(.04)	$1.18
Twenty-six weeks ended June 25, 2005:
Net earnings	$17,253	—	$17,253
Shares outstanding	24,201	841	25,042
Per share amount	$0.71	(.02)	$0.69

At July 1, 2006 there were 36,000 outstanding options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of diluted earnings per share.

5. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen and twenty-six weeks ended July 1, 2006 and June 25, 2005, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net earnings	$17,285	$10,443	$30,370	$17,253
Net derivative adjustment	—	(35)	—	—
Currency translation adjustment	1,519	(2,039)	4,031	(4,810)
Total comprehensive income	$18,804	$8,369	$34,401	$12,443

6. Stock Plans

On January 1, 2006, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the thirteen and twenty-six weeks ended July 1, 2006 includes amortization related to the remaining unvested portion of stock options granted prior to December 31, 2005, and amortization related to stock options granted after January 1, 2006. At July 1, 2006, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.60 years, was approximately $2,300.

Upon adoption of SFAS 123R, the Company changed its method of valuation for share-based awards granted beginning in 2006 to a binomial option pricing model from the Black-Scholes-Merton option pricing model which was previously used for the Company’s pro forma information required under SFAS 123. The fair value of each option grant made in 2006 was estimated using the following assumptions:

Expected volatility	27%
Risk-free interest rate	4.40%
Expected life from vesting date	2.7 yrs.
Dividend yield	1.51%

As a result of adopting SFAS 123R, earnings before income taxes included $384 and $713 of share-based compensation expense, with associated tax benefit of $148 and $274 for the thirteen and twenty-six weeks ended July 1, 2006, respectively. Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $15,428 was classified as financing cash flows for the twenty-six weeks ended July 1, 2006.

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At July 1, 2006, 1,283,295 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

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

Following is a summary of the activity of the stock plans during the twenty-six weeks ended July 1, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	38,500	51.97
Exercised	(1,338,327)	(18.72)
Forfeited	(42,165)	(25.87)
Outstanding at July 1, 2006	1,328,102	$23.56
Options exercisable at July 1, 2006	888,645	$19.92
Weighted average fair value of options granted during 2006		$51.97

Following is a summary of the status of stock options outstanding at July 1, 2006:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$13.91-19.97	484,273	4.33 years	$17.29	484,273	$17.29
20.53-24.78	595,639	6.84 years	23.29	387,182	22.96
24.86-53.01	248,190	6.33 years	36.43	17,190	25.14
	1,328,102			888,645

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested share awards and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants non-vested share units. The non-vested share units are settled in Company stock when the vesting period ends. Non-vested awards of 18,000 shares of Company common stock were issued to non-employee directors of the Company during the second quarter of 2006. There were no non-vested share units issued during the twenty-six weeks ended July 1, 2006.

At July 1, 2006, there was $4,858 of unrecognized compensation expense related to these non-vested share awards, which is expected to be recognized over a weighted average period of approximately 4 years. The Company recorded expense of $302 and $584 in the thirteen and twenty-six weeks ended July 1, 2006 (with associated tax benefits of $116 and $225, respectively), related to the amortization of non-vested shares and share units. Beginning January 1, 2006, the unamortized balance of the non-vested share awards

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

is a component of retained earnings. Prior to January 1, 2006, this unamortized balance was shown as a separate component of shareholders’ equity.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty- Six Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$99,719	$86,954	$190,405	$174,801
Specialty	32,371	25,545	52,894	41,693
Utility	5,533	7,903	9,863	12,750
	137,623	120,402	253,162	229,244
Utility Support Structures segment
Steel	58,290	29,534	103,160	73,105
Concrete	17,966	13,374	39,306	28,836
	76,256	42,908	142,466	101,941
Coatings segment	27,290	21,202	52,598	40,196
Irrigation segment	87,854	65,425	174,725	135,371
Tubing segment	23,672	22,743	47,137	44,810
Other	4,695	4,631	9,071	9,449
	357,390	277,311	679,159	561,011
Intersegment Sales:
Engineered Support Structures	8,064	3,002	15,402	12,075
Utility Support Structures	572	1,068	1,443	1,585
Coatings	5,259	3,540	10,086	7,151
Irrigation	6	4	18	11
Tubing	3,488	3,588	7,558	7,398
Other	1,210	975	2,236	1,916
	18,599	12,177	36,743	30,136
Net Sales
Engineered Support Structures	129,559	117,400	237,760	217,169
Utility Support Structures	75,684	41,840	141,023	100,356
Coatings	22,031	17,662	42,512	33,045
Irrigation	87,848	65,421	174,707	135,360
Tubing	20,184	19,155	39,579	37,412
Other	3,485	3,656	6,835	7,533
Consolidated Net Sales	$338,791	$265,134	$642,416	$530,875
Operating Income
Engineered Support Structures	$11,074	$10,708	$18,078	$16,332
Utility Support Structures	8,135	3,583	16,094	7,971
Coatings	4,883	2,108	7,263	2,874
Irrigation	11,007	7,523	22,284	14,744
Tubing	3,679	3,896	7,302	7,156
Other	(406)	(655)	(1,065)	(1,416)
Net corporate expense	(8,463)	(5,957)	(16,470)	(10,348)
Total Operating Income	$29,909	$21,206	$53,486	$37,313

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended July 1, 2006

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$211,534	$60,052	$88,002	$(20,797)	$338,791
Cost of Sales	163,423	46,181	64,993	(20,868)	253,729
Gross profit	48,111	13,871	23,009	71	85,062
Selling, general and administrative expenses	30,739	8,189	16,225	—	55,153
Operating income	17,372	5,682	6,784	71	29,909

Other income (deductions):
Interest expense	(4,095)	(2)	(249)	8	(4,338)
Interest income	(34)	26	411	(8)	395
Miscellaneous	(1)	14	273	—	286
	(4,130)	38	435	—	(3,657)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	13,242	5,720	7,219	71	26,252

Income tax expense:
Current	7,802	2,869	2,422	—	13,093
Deferred	(2,667)	(748)	(1,184)	—	(4,599)
	5,135	2,121	1,238	—	8,494
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	8,107	3,599	5,981	71	17,758
Minority interest	—	—	(341)	—	(341)
Equity in earnings / (losses) of nonconsolidated subsidiaries	9,107	(238)	128	(9,129)	(132)
Net earnings	$17,214	$3,361	$5,768	$(9,058)	$17,285

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$400,295	$115,307	$164,006	$(37,192)	$642,416
Cost of Sales	307,733	89,808	121,263	(37,143)	481,661
Gross profit	92,562	25,499	42,743	(49)	160,755
Selling, general and administrative expenses	60,689	16,241	30,339	—	107,269
Operating income	31,873	9,258	12,404	(49)	53,486
Other income (deductions):
Interest expense	(8,082)	(4)	(415)	15	(8,486)
Interest income	149	35	779	(15)	948
Miscellaneous	1,114	25	44	—	1,183
	(6,819)	56	408	—	(6,355)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	25,054	9,314	12,812	(49)	47,131
Income tax expense:
Current	16,017	4,251	3,725	—	23,993
Deferred	(6,236)	(697)	(895)	—	(7,828)
	9,781	3,554	2,830	—	16,165
Earnings before minority interest, and equity in earnings/ (losses) of nonconsolidated subsidiaries	15,273	5,760	9,982	(49)	30,966
Minority interest	—	—	(509)	—	(509)
Equity in earnings / (losses) of nonconsolidated subsidiaries	15,146	(142)	157	(15,248)	(87)
Net earnings	$30,419	$5,618	$9,630	$(15,297)	$30,370

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirteen Weeks Ended June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$160,610	$42,515	$77,217	$(15,208)	$265,134
Cost of Sales	121,723	33,496	57,669	(15,347)	197,541
Gross profit	38,887	9,019	19,548	139	67,593
Selling, general and administrative expenses	25,486	7,389	13,512	—	46,387
Operating income	13,401	1,630	6,036	139	21,206
Other income (deductions):
Interest expense	(4,700)	(5)	(198)	19	(4,884)
Interest income	29	8	574	(19)	592
Miscellaneous	(128)	8	153	—	33
	(4,799)	11	529	—	(4,259)

Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	8,602	1,641	6,565	139	16,947
Income tax expense:
Current	2,387	628	2,114	—	5,129
Deferred	839	98	59	—	996
	3,226	726	2,173	—	6,125
Earnings before minority interest, and equity in earnings / (losses) of nonconsolidated subsidiaries	5,376	915	4,392	139	10,822
Minority interest	—	—	(313)	—	(313)
Equity in earnings / (losses) of nonconsolidated subsidiaries	4,928	—	61	(5,055)	(66)
Net earnings	$10,304	$915	$4,140	$(4,916)	$10,443

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended June 25, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$326,690	$92,971	$147,731	$(36,517)	$530,875
Cost of Sales	251,616	75,858	111,230	(37,083)	401,621
Gross profit	75,074	17,113	36,501	566	129,254
Selling, general and administrative expenses	50,294	15,339	26,308	—	91,941
Operating income	24,780	1,774	10,193	566	37,313
Other income (deductions):
Interest expense	(9,416)	(16)	(322)	43	(9,711)
Interest income	55	12	805	(43)	829
Miscellaneous	(141)	14	12	—	(115)
	(9,502)	10	495	—	(8,997)

Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	15,278	1,784	10,688	566	28,316
Income tax expense:
Current	3,264	757	3,720	—	7,741
Deferred	2,727	7	(206)	—	2,528
	5,991	764	3,514	—	10,269
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	9,287	1,020	7,174	566	18,047
Minority interest	—	—	(662)	—	(662)
Equity in earnings/(losses) of nonconsolidated subsidiaries	7,400	—	(21)	(7,511)	(132)
Net earnings	$16,687	$1,020	$6,491	$(6,945)	$17,253

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
July 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$9,495	$2,484	$22,568	$—	$34,547
Receivables, net	102,947	33,055	87,099	(33)	223,068
Inventories	68,740	42,201	54,307	—	165,248
Prepaid expenses	3,412	1,613	5,793	—	10,818
Refundable and deferred income taxes	11,569	3,365	2,545	—	17,479
Total current assets	196,163	82,718	172,312	(33)	451,160
Property, plant and equipment, at cost	326,639	68,908	105,234	—	500,781
Less accumulated depreciation and amortization	215,175	27,887	67,313	—	310,375
Net property, plant and equipment	111,464	41,021	37,921	—	190,406
Goodwill	20,370	73,458	13,059	—	106,887
Other intangible assets	751	54,863	2,305	—	57,919
Investment in subsidiaries and intercompany accounts	354,853	49,729	(2,077)	(402,505)	—
Other assets	26,092	6,545	2,344	(600)	34,381
Total assets	$709,693	$308,334	$225,864	$(403,138)	$840,753
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13,156	$27	$2,404	$—	$15,587
Notes payable to banks	—	—	4,825	—	4,825
Accounts payable	36,557	13,519	43,376	—	93,452
Accrued expenses	43,058	5,905	21,172	(33)	70,102
Dividends payable	2,426	—	—	—	2,426
Total current liabilities	95,197	19,451	71,777	(33)	186,392
Deferred income taxes	14,237	21,329	2,389	—	37,955
Long-term debt, excluding current installments	210,845	53	1,732	(600)	212,030
Minority interest in consolidated subsidiaries	—	—	1,896	—	27,105
Other noncurrent liabilities	25,209	—	7,443	—	7,443
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,081	67,055	(226,136)	—
Retained earnings	373,316	94,171	68,570	(158,628)	377,429
Accumulated other comprehensive loss	—	—	1,510	—	1,510
Treasury stock	(37,011)	—	—	—	(37,011)
Unearned restricted stock	—	—	—	—	—
Total shareholders’ equity	364,205	267,501	140,627	(402,505)	369,828
Total liabilities and shareholders’ equity	$709,693	$308,334	$225,864	$(403,138)	$840,753

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$30,419	$5,618	$9,630	$(15,297)	$30,370
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	10,330	4,782	4,001	—	19,113
Stock Option Expense	713	—	—	—	713
(Gain)/ Loss on sale of property, plant and equipment	480	(90)	121	—	511
Equity in (earnings)/losses of nonconsolidated subsidiaries	102	142	(157)	—	87
Minority interest	—	—	509	—	509
Deferred income taxes	(6,236)	(697)	(895)	—	(7,828)
Other adjustments	—	—	(137)	—	(137)
Changes in assets and liabilities:
Receivables	(28,550)	3,442	(13,730)	15	(38,823)
Inventories	(2,629)	338	(3,259)	—	(5,550)
Prepaid expenses	(1,079)	77	(2,626)	—	(3,628)
Accounts payable	2,643	2,238	922	—	5,803
Accrued expenses	562	(1,453)	2,329	(15)	1,423
Other noncurrent liabilities	(277)	—	814	—	537
Income taxes payable	(4,584)	—	(246)	—	(4,830)
Net cash flows from operations	1,894	14,397	(2,724)	(15,297)	(1,730)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,675)	(1,271)	(5,484)	—	(11,430)
Investment in unconsolidated sub	(1,274)	—	—	—	(1,274)
Dividends to minority interest	—	—	(302)	—	(302)
Proceeds from sale of assets	770	122	166	—	1,058
Proceeds from minority interests	—	—	—	—	—
Other, net	(5,166)	(12,649)	2,016	15,297	(502)
Net cash flows from investing activities	(10,345)	(13,798)	(3,604)	15,297	(12,450)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	(93)	—	(93)
Proceeds from long-term borrowings	—	—	475	—	475
Principal payments on long-term obligations	(5,216)	(13)	32	—	(5,197)
Dividends paid	(4,232)	—	—	—	(4,232)
Proceeds from exercises under stock plans	25,229	—	—	—	25,229
Excess tax benefits from stock option exercises	15,428	—	—	—	15,428
Purchase of common treasury shares—stock plan exercises	(30,138)	—	—	—	(30,138)
Net cash flows from financing activities	1,071	(13)	414	—	1,472
Effect of exchange rate changes on cash and cash equivalents	—	—	388	—	388
Net change in cash and cash equivalents	(7,438)	586	(5,468)	—	(12,320)
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$9,495	$2,484	$22,568	$—	$34,547

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

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 1, 2006	June 25, 2005	% Incr. (Decr.)	July 1, 2006	June 25, 2005	% Incr (Decr.)
Consolidated
Net sales	$338,791	$265,134	27.8%	$642,416	$530,875	21.0%
Gross profit	85,062	67,593	25.8%	160,755	129,254	24.4%
as a percent of sales	25.1%	25.5%		25.0%	24.3%
SG&A expense	55,153	46,387	18.9%	107,269	91,941	16.7%
as a percent of sales	16.3%	17.5%		16.7%	17.3%
Operating income	29,909	21,206	41.0%	53,486	37,313	43.3%
as a percent of sales	8.8%	8.0%		8.3%	7.0%
Net interest expense	3,943	4,292	-8.1%	7,538	8,882	-15.1%
Effective tax rate	32.4%	36.1%		34.3%	36.3%
Net earnings	17,285	10,443	65.5%	30,370	17,253	76.0%
Earnings per share	0.67	0.42	59.5%	1.18	0.69	71.0%
Engineered Support Structures Segment
Net sales	129,559	117,400	10.4%	237,760	217,169	9.5%
Gross profit	34,220	30,710	11.4%	61,708	55,429	11.3%
SG&A expense	23,146	20,001	15.7%	43,630	39,097	11.6%
Operating income	11,074	10,708	3.4%	18,078	16,332	14.5%
Utility Support Structures segment
Net sales	75,684	41,840	80.9%	141,023	100,356	40.5%
Gross profit	15,633	9,939	57.3%	31,316	21,079	48.6%
SG&A expense	7,498	6,356	18.0%	15,222	13,108	16.1%
Operating income	8,135	3,583	127.0%	16,094	7,971	101.9%
Coatings segment
Net sales	22,031	17,662	24.7%	42,512	33,045	28.6%
Gross profit	7,543	4,478	68.4%	12,417	7,491	65.8%
SG&A expense	2,660	2,370	12.2%	5,154	4,617	11.6%
Operating income	4,883	2,108	131.6%	7,263	2,874	152.7%
Irrigation segment
Net sales	87,848	65,421	34.3%	174,707	135,360	29.1%
Gross profit	21,640	15,944	35.7%	42,898	32,715	31.1%
SG&A expense	10,633	8,421	26.3%	20,614	17,971	14.7%
Operating income	11,007	7,523	46.3%	22,284	14,744	51.1%
Tubing segment
Net sales	20,184	19,155	5.4%	39,579	37,412	5.8%
Gross profit	5,236	5,564	-5.9%	10,377	10,458	-0.8%
SG&A expense	1,557	1,668	-6.7%	3,075	3,302	-6.9%
Operating income	3,679	3,896	-5.6%	7,302	7,156	2.0%
Other
Net sales	3,485	3,656	-4.7%	6,835	7,533	-9.3%
Gross profit	1,264	1,097	15.2%	2,445	2,225	9.9%
SG&A expense	1,670	1,753	-4.7%	3,510	3,641	-3.5%
Operating income (loss)	(406)	(655)	38.1%	(1,065)	(1,416)	24.7%
Net Corporate expense
Gross profit	(475)	(139)	NM	(406)	(143)	NM
SG&A expense	7,988	5,818	37.3%	16,064	10,205	57.4%
Operating income (loss)	(8,463)	(5,957)	-42.1%	(16,470)	(10,348)	-59.1%

NM = Not meaningful

Overview

The sales increases for the thirteen and twenty-six week periods ended July 1, 2006, as compared with the same periods of 2005, were mainly due to improved sales volumes in all reportable segments. Gross profit as a percent of sales in the second quarter of 2006 was slightly lower than the same period in 2005. Certain product warranty charges and production asset writedowns in the Engineered Support Structures (ESS) segment totaling $1.1 million and lower gross profit margins in the Utility Support Structures segment were the primary reasons for the lower gross profit percentage. On a year-to-date basis, gross profit as a percent of sales in 2006 was higher than 2005, as higher sales volumes allowed us to achieve greater factory utilization and improved leverage of our fixed factory expenses. Selling, general and administrative (SG&A) spending in the second quarter and year-to-date periods ended July 1, 2006 increased mainly as a result of higher employee incentives related to improved operating performance (approximately $3.1 million and $6.4 million, respectively), increased compensation costs (approximately $1.7 million and $2.7 million, respectively), higher sales commissions associated with the increased sales volumes (approximately $0.4 million and $1.0 million, respectively) and expenses related to stock options (approximately $0.3 million and $0.6 million, respectively) were required to be recorded under the provisions of SFAS 123(R), which we adopted during the first quarter of 2006. In addition, in the second quarter of 2005, we realized a $0.8 million reversal of a bad debt provision related to an international receivable. All reportable segments contributed to the improved operating income in 2006 for the thirteen and twenty-six weeks ended July 1, 2006, as compared with the same periods in 2005.

Interest expense decreased for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods in 2005, primarily due to lower average borrowing levels this year. Average borrowing levels in the second quarter of 2006 were approximately $71 million lower than the second quarter of 2005, which resulted from operating cash inflows throughout 2005 that were used to pay down our interest-bearing debt. The impact of lower borrowing levels on interest expense were somewhat offset by higher interest rates on our variable rate debt. Our effective tax rate was lower in 2006 as compared with 2005, due to an increase in the amount of our pre-tax earnings derived from foreign locations. These locations generally have lower statutory income tax rates than the U.S., resulting in a lower overall effective tax rate, as compared with prior periods. “Miscellaneous” income was higher in 2006 as compared with 2005, due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. Our cash flows used by operations were $1.7 million for the twenty-six weeks ended July 1, 2006, as compared with $54.5 million of cash provided by operations for the same period in 2005. The lower operating cash flows in 2006 resulted from increased working capital required by the increased net sales realized in 2006.

Engineered Support Structures (ESS) segment

All geographic regions contributed to the improvement in ESS segment sales in the thirteen and twenty-six weeks ended July 1, 2006, as compared with the same periods in 2005. In North America, lighting and traffic structure sales improved slightly over 2005 sales levels, as higher sales order levels achieved after the passage of U.S. highway funding legislation have started to result in higher sales shipment levels in 2006. Commercial lighting sales volumes in 2006 were comparable to 2005 levels. In Europe, lighting sales were higher than 2005 on both a quarterly and year-to-date basis, mainly due to new tramway and decorative lighting structures developed for the European market, improved market penetration in certain geographic areas and improvement in economic conditions in our main market areas.

Sales of Specialty Structures products increased in 2006 as compared with 2005, on both a quarterly and year-to-date basis. In North America, market conditions for sales of structures and components for the wireless communication market were slightly better in 2006, as compared with 2005, especially in component parts. Sign structure sales in 2006 were comparable to 2005 levels, on both a quarterly and year-to-date basis. Sales of wireless communication poles in China and Europe improved in 2006 on a quarterly and year-to-date basis, as compared with relatively weak sales volumes in 2005, due to stronger sales demand in China and certain export markets. The increases in the profitability of the ESS segment for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods in 2005 were related to the sales growth in Europe and China. Segment operating income was hampered in the second quarter of 2006 by a total of approximately $1.1 million in expenses associated with a warranty claim from a sign structure customer and production equipment disposals in Europe. The main reasons for the increases in SG&A expense for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods in 2005 were increased compensation costs ($0.7 million and $0.9 million, respectively), commissions related to higher sales volumes (approximately $0.2 million and $0.7 million, respectively), increased international management expenses (approximately $0.4 million and $0.8 million, respectively), the writeoff of the Sigma trade name of $0.4 million in the second quarter of 2006 and start-up expenses related to our new plant in China (approximately $0.3 million on a year-to-date basis). The new China plant began commercial production and shipments in the second quarter of 2006.

Utility Support Structures segment

In the Utility Support Structures segment, the sales increases for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods of 2005 were due to improved demand for steel and concrete electrical transmission, substation and distribution pole structures. Throughout 2005 and into 2006, our order rates for structures from utility companies and independent power producers were relatively strong and built our backlog to over $80 million and positioned us for improved shipment levels in the first two quarters of 2006. We believe the sales increase in the second quarter of 2006 as compared with 2005 was also due to shipping delays requested by our customers in 2005. Gross profit increased at a lower rate than sales in the second quarter of 2006, as compared with 2005, due to an unfavorable sales mix on some large sales orders that were at lower gross profit margins than normal. The improved operating income for this segment as compared with 2006 on both a quarterly and year-to-date basis relate to the improved sales levels and the resulting operating leverage of our SG&A cost structure. The increases in SG&A spending for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods in 2005 were related primarily to increased compensation and incentive costs related to higher business activity levels (approximately $0.6 million and $1.2 million, respectively) .

Coatings segment

Coatings segment sales for the thirteen and twenty-six week periods ended July 1, 2006 were well above 2005 levels, mainly due to higher sales prices associated with higher zinc costs and increased demand for galvanizing services. In our galvanizing operations, year-to-date sales volume increased approximately 10% over 2005 volumes, mainly due to generally stronger industrial economic conditions in our market areas, a continuation of conditions that existed in the latter part of 2005. In the second quarter of 2006, zinc prices were more stable than in the first quarter, which helped us recover more of the increased cost of zinc in our sales prices than in the first quarter. The increases in operating income for the thirteen and twenty-six weeks ended July 1, 2006 as compared with the same periods in 2005 were principally due to higher production levels and improved production efficiencies. The increases in SG&A spending in the second quarter and year-to-date periods ended July 1, 2006, as compared with the periods in 2005 were primarily related to higher employee incentives associated with improved operating income.

Irrigation segment

For the thirteen and twenty-six weeks ended July 1, 2006, the sales increases realized in the Irrigation segment, as compared with the same periods in 2005, were predominantly due to higher sales volumes. In North America, generally dry weather conditions in much of the U.S. contributed to improved demand for irrigation machines and related service parts. Irrigation machines damaged in winter storms also contributed to the growth in the sales of service parts and replacement machines. International sales in the second quarter of 2006 increased approximately $12 million as compared with the second quarter of 2005, mainly due to sales in newly-developed international markets and improved market conditions in sub-Saharan Africa, offset to an extent by continued weak market demand in Brazil. Operating income for the thirteen and twenty-six weeks ended July 1, 2006 increased substantially as compared with the same periods in 2005 was due to improved sales volumes and factory utilization as well as effective control of SG&A spending. The increases in SG&A spending for the thirteen and twenty-six weeks ended July 1, 2006, as compared with the same periods in 2005 were mainly attributable to increased employee incentives associated with improved operational performance ($0.7 million and $1.1 million, respectively) and increased bad debts provisions of $1.4 million in the second quarter of 2006. In the second quarter of 2005, we realized a $0.8 million reversal of an international accounts receivable provision.

Tubing segment

The increases in Tubing sales for the second quarter and the year-to-date periods ended July 1, 2006 as compared with the same periods in 2005 were due to improved demand for tubing products, offset somewhat by lower sales prices associated with generally lower average steel costs than in 2005. Despite higher sales volumes, operating income was negatively impacted in 2006 by recent steel price increases that have not yet been recovered in the marketplace through higher selling prices and a competitive pricing environment for certain commodity-type tubing products.

Other

This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the improvement in operating income this year was lower spending related to wind energy and some improvement in the profitability of our machine tool accessory business.

Net corporate expense

The increases in net corporate expenses for the thirteen and twenty-six weeks ended July 1, 2006, as compared with the same periods in 2005, were mainly related to increased employee incentives due to improved earnings this year (approximately $1.5 million and $3.7 million, respectively), increased compensation costs partly associated with finance and audit support ($0.5 million and $1.1 million, respectively) and approximately $0.4 million of expense incurred in the first quarter of 2006 related to the termination of our synthetic lease on the corporate headquarters building and release of the related residual value guarantee.

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $264.8 million at July 1, 2006, as compared with $229.2 million at December 31, 2005. The ratio of current assets to current liabilities was 2.42:1 at July 1, 2006, as compared with 2.28:1 at of December 31, 2005. Operating cash flow was a $1.7 million use of cash for the twenty-six week period ended July 1, 2006, as compared with $54.5 million provided by operations for the same period in 2005. The main reason for the lower operating cash flows in 2006, as compared with 2005, were increased working capital levels resulting from higher sales volumes this year.

Investing Cash Flows—Capital spending during the twenty-six weeks ended July 1, 2006 was $11.4 million, as compared with $25.3 million for the same period in 2005. Our capital spending for the 2006 fiscal year is expected to be between $25 million and $30 million.

Financing Cash Flows—Our total interest-bearing debt decreased from $237.3 million as of December 31, 2005 to $232.4 million as of July 1, 2006. The decrease in borrowings was related to normal scheduled debt repayments. In addition, the large volume of stock option exercises in 2006 resulted in excess tax benefits of $15,428, which was the income tax effect of tax deductions on these stock option exercises realized in excess of expense recorded for financial reporting purposes.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At July 1, 2006, our long-term debt to invested capital ratio was 33.7%, as compared with 36.2% at December 31, 2005. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2006.

Our debt financing at July 1, 2006 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $19.9 million, $16.9 million which was unused at July 1, 2006. Our long-term debt principally consists of:

•                    $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•                    $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At July 1, 2006, we had no outstanding balance under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At July 1, 2006, we had the ability to borrow an additional $145 million under this facility.

•                    Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio, and had an outstanding balance of $53.7 million at July 1, 2006. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2006 in millions are: $6.0, $10.4, $19.4, and $17.9. The effective interest rate on this loan was 6.125% per annum at July 1, 2006.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At July 1, 2006 we were in compliance with all covenants related to these debt agreements.

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No 109.   The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of our 2007 fiscal year. We are currently assessing the effect of this pronouncement on the financial statements.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

There have been no material changes to our financial obligations and financial commitments as described on page 34 in our Form 10-K for the year ended December 31, 2005.

Off Balance Sheet Arrangements

On March 1, 2006, our corporate headquarters building complex was sold to a third party. As a result of the sale, our residual value guarantee to the former owner of the building complex was terminated. There have been no other material changes in our off balance sheet arrangements as described on pages 35-36 in our Form 10-K for the fiscal year ended December 31, 2005.

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended April 1, 2006 other than our adoption of SFAS 123(R) related to the accounting for stock options. These policies are described on pages 37-40 in our Form 10-K for fiscal year ended December 31, 2005.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the company’s market risk during the quarter ended April 1, 2006. For additional information, refer to the section “Risk Management” on pages 36-37 in our Form 10-K for the fiscal year ended December 31, 2005.

Item 4.   Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II.   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of  Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs
April 2, 2006 to April 29, 2006	415,328	51.79	—	—
April 30, 2006 to June 3, 2006	34,658	55.10	—	—
June 4, 2006 to July 1, 2006	—	—	—	—
Total	449,986	52.04	0	0

During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.                        Other Information

On April 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend on common stock of 9.5 cents per share, which was paid on July 14, 2006, to stockholders of record June 30, 2006. The indicated annual dividend rate is 38 cents per share.

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
Dated this 8th day of August, 2006.