Form 10-Q
period 2006-09-30
VALMONT INDUSTRIES INC
filed 2006-11-08
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Or
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

25,583,508
Outstanding shares of common stock as of October 30, 2006

Index is located on page 2.

Total number of pages 36.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net sales	$310,904	$265,942	$953,320	$796,817
Cost of sales	230,234	196,332	711,895	597,953
Gross profit	80,670	69,610	241,425	198,864
Selling, general and administrative expenses	51,651	47,579	158,920	139,520
Operating income	29,019	22,031	82,505	59,344
Other income (deductions):
Interest expense	(4,328)	(5,002)	(12,815)	(14,713)
Interest income	549	408	1,497	1,237
Miscellaneous	113	(462)	1,297	(577)
	(3,666)	(5,056)	(10,021)	(14,053)
Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	25,353	16,975	72,484	45,291
Income tax expense (benefit):
Current	9,636	8,239	33,629	15,980
Deferred	(2,141)	(1,780)	(9,969)	748
	7,495	6,459	23,660	16,728
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	17,858	10,516	48,824	28,563
Minority interest	(393)	(480)	(902)	(1,142)
Equity in earnings (losses) of nonconsolidated subsidiaries	(2,403)	170	(2,490)	38
Net earnings	$15,062	$10,206	$45,432	$27,459
Earnings per share—Basic	$0.60	$0.42	$1.82	$1.13
Earnings per share—Diluted	$0.58	$0.40	$1.76	$1.09
Cash dividends per share	$0.095	$0.085	$0.275	$0.250
Weighted average number of shares of common stock outstanding (000 omitted)	25,255	24,382	25,027	24,262
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,851	25,380	25,743	25,197

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55,249	$46,867
Receivables, net	219,744	180,969
Inventories	176,160	158,327
Prepaid expenses	11,438	7,643
Refundable and deferred income taxes	18,723	14,506
Total current assets	481,314	408,312
Property, plant and equipment, at cost	505,970	489,660
Less accumulated depreciation and amortization	316,164	294,984
Net property, plant and equipment	189,806	194,676
Goodwill	106,807	106,695
Other intangible assets, net	57,163	60,140
Other assets	36,095	32,219
Total assets	$871,185	$802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$18,254	$13,583
Notes payable to banks	8,708	4,918
Accounts payable	99,502	90,674
Accrued expenses	80,411	67,869
Dividends payable	2,430	2,107
Total current liabilities	209,305	179,151
Deferred income taxes	36,863	43,199
Long-term debt, excluding current installments	205,880	218,757
Other noncurrent liabilities	27,868	24,889
Minority interest in consolidated subsidiaries	7,559	7,371
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	391,827	357,025
Accumulated other comprehensive income	1,246	(2,521)
Treasury stock	(37,263)	(50,067)
Unearned restricted stock	—	(3,662)
Total shareholders’ equity	383,710	328,675
Total liabilities and shareholders’ equity	$871,185	$802,042

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 30, 2006	Sept. 24, 2005
Cash flows from operations:
Net earnings	$45,432	$27,459
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	28,326	30,205
Stock based compensation	1,157	—
(Gain)Loss on sale of assets	(376)	353
Equity in earnings (losses) in nonconsolidated subsidiaries	2,490	(38)
Minority interest	902	1,142
Deferred income taxes	(9,969)	748
Other adjustments	(339)	427
Changes in assets and liabilities
Receivables	(36,102)	4,117
Inventories	(16,936)	19,804
Prepaid expenses	(5,256)	(535)
Accounts payable	11,920	(495)
Accrued expenses	11,985	(248)
Other noncurrent liabilities	326	1,244
Income taxes payable	(4,519)	6,752
Net cash flows from operations	29,041	90,935
Cash flows from investing activities:
Purchase of property, plant & equipment	(18,789)	(29,991)
Investment in nonconsolidated subsidiary	(4,824)	—
Proceeds from sale of assets	3,316	733
Dividends to minority interests	(377)	(318)
Other, net	(780)	152
Net cash flows from investing activities	(21,454)	(29,424)
Cash flows from financing activities:
Net borrowings under short-term agreements	3,790	747
Proceeds from long-term borrowings	475	16,500
Principal payments on long-term obligations	(8,679)	(75,513)
Dividends paid	(6,658)	(5,954)
Proceeds from exercises under stock plans	26,543	9,441
Excess tax benefits from stock option exercises	16,102	—
Purchase of common treasury shares—stock plan exercises	(31,367)	(2,717)
Net cash flows from financing activities	206	(57,496)
Effect of exchange rate changes on cash and cash equivalents	589	(284)
Net change in cash and cash equivalents	8,382	3,731
Cash and cash equivalents—beginning of period	46,867	30,210
Cash and cash equivalents—end of period	$55,249	$33,941

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of  September 30, 2006 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 30, 2006 and September 24, 2005 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2005, except for the January 1, 2006 adoption of SFAS 123(R). The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

Cash overdrafts

Cash book overdrafts totaling $11,300 and $7,243 were classified as accounts payable at September 30, 2006 and December 31, 2005, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Condensed Consolidated Statement of Cash Flows.

Inventories

At September 30, 2006, approximately 53% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $37,700 and $29,100 at September 30, 2006 and December 31, 2005, respectively.

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials and purchased parts	$118,009	$97,606
Work-in-process	20,668	19,419
Finished goods and manufactured goods	75,198	70,377
Subtotal	213,875	187,402
LIFO reserve	37,715	29,075
Net inventory	$176,160	$158,327

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Income Tax Expense

In the third quarter of 2006, the Company realized approximately $1.2 million in income tax benefits related to activities from prior tax years but were recognized in 2006 when the additional credits were taken on its income tax returns. Management had previously determined it was not probable that these tax benefits would be realized and therefore had not recognized these benefits in prior years.

Equity in Earnings (Losses) Nonconsolidated Subsidiaries

The Company realized a loss in its nonconsolidated subsidiary in the third quarter of 2006, due principally to losses in its 49% owned structures operation in Mexico. This loss mainly related to adjustment of receivable and inventory valuations, which reduced its share of earnings from this nonconsolidated subsidiary by $2.1 million, after tax. These valuation adjustments resulted from the Company’s due diligence reviews related to its planned purchase of the remaining 51% ownership interest in this subsidiary.

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 30, 2006, 1,298,323 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123(R)), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the thirteen and thirty-nine weeks ended September 30, 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to December 31, 2005, and amortization related to new awards granted after January 1, 2006. Accordingly, the Company recorded $444 and $1,157 of compensation expense (included in selling, general and administrative expenses) for the thirteen and thirty-nine weeks ended September 30, 2006, respectively. The associated tax benefits recorded were $171 and $445, respectively. Prior to the adoption of SFAS 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the thirteen and thirty-nine weeks ended September 24, 2005 if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

		Thirteen Weeks Ended	Thirty-nine Weeks Ended
		Sept. 24, 2005	Sept. 24, 2005
Net earnings as reported		$10,206	$27,459
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	115	346
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	190	1,003
Pro forma net earnings		$10,131	$26,802
Earnings per share
As reported:	Basic	$0.42	$1.13
	Diluted	$0.40	$1.09
Pro forma:	Basic	$0.42	$1.10
	Diluted	$0.40	$1.06

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No 109. FIN 48 provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertain income tax positions. FIN 48 will be effective at the beginning of the Company’s 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

2. Goodwill and Intangible Assets

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2006. As a result of that testing, it was determined the goodwill on the Company’s Consolidated Balance Sheet was not impaired.  Non-amortized intangible assets were also tested for impairment and determined not to be impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortized Intangible Assets

The components of amortized intangible assets at September 30, 2006 and December 31, 2005 were as follows:

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$10,008	18 years
Proprietary Software & Database	2,609	1,987	6 years
Patents & Proprietary Technology	2,839	467	14 years
Non-compete Agreements	331	148	5 years
	$53,912	$12,610

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$7,819	18 years
Proprietary Software & Database	2,609	1,802	6 years
Patents & Proprietary Technology	2,839	319	14 years
Non-compete Agreements	331	98	5 years
	$53,912	$10,038

Amortization expense for intangible assets for the thirteen weeks ended September 30, 2006 and September 24, 2005, was $756 and $901, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 30, 2006, and September 24, 2005 was $2,572 and $2,704, respectively. Estimated amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2006	$3,404
2007	3,321
2008	3,321
2009	3,289
2010	3,255

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111, as of September 30, 2006 and December 31, 2005. The Newmark trade name arose from the 2004 acquisition and the PiRod amount arose from the 2001 acquisition. The indefinite-lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2006. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 30, 2006.

In its determination of these intangible assets as indefinite-lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to maintain the value of the intangible asset. The Company has determined that these intangible assets are expected to maintain their value indefinitely and, therefore, these assets are not amortized.

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

Goodwill

The carrying amount of goodwill as of September 30, 2006 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695
Foreign currency translation	112	—	—	—	—	112
Balance September 30, 2006	$19,872	$42,628	$42,192	$1,853	$262	$106,807

Goodwill in the Company’s reporting units was tested in the third quarter of 2006 using a discounted cash flow methodology. Based on the evaluation, the Company concluded that goodwill was not impaired as of September 30, 2006.

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
(Dollars in thousands, except per share amounts)
(Unaudited)

3. Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 30, 2006	Sept. 24, 2005
Interest	$10,358	$12,060
Income Taxes	22,306	8,156

4. Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share:

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 30, 2006:
Net earnings	$15,062	—	$15,062
Shares outstanding	25,255	596	25,851
Per share amount	$0.59	(.01)	$0.58
Thirteen weeks ended September 24, 2005:
Net earnings	$10,206	—	$10,206
Shares outstanding	24,382	998	25,380
Per share amount	$0.42	(.02)	$0.40
Thirty-nine weeks ended September 30, 2006:
Net earnings	$45,432	—	$45,432
Shares outstanding	25,027	716	25,743
Per share amount	$1.82	(.06)	$1.76
Thirty-nine weeks ended September 24, 2005:
Net earnings	$27,459	—	$27,459
Shares outstanding	24,262	935	25,197
Per share amount	$1.13	(.04)	$1.09

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen and thirty-nine weeks ended September 30, 2006 and September 24, 2005, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net earnings	$15,062	$10,206	$45,432	$27,459
Currency translation adjustment	(264)	1,686	3,767	(3,124)
Total comprehensive income	$14,798	$11,892	$49,199	$24,335

6.   Stock Plans

On January 1, 2006, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the thirteen and thirty-nine weeks ended September 30, 2006 includes amortization related to the remaining unvested portion of stock options granted prior to December 31, 2005, and amortization related to stock options granted after January 1, 2006. At September 30, 2006, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.30 years, was approximately $2,000.

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

As a result of adopting SFAS 123R, earnings before income taxes included $444 and $1,157 of share-based compensation expense related to stock options, with associated tax benefit of $171 and $445 for the thirteen and thirty-nine weeks ended September 30, 2006, respectively. Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $16,102 was classified as a financing cash flow for the thirty-nine weeks ended September 30, 2006.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 30, 2006, 1,298,323 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant.

Following is a summary of the activity of the stock plans during the thirty-nine weeks ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	40,500	51.87
Exercised	(1,403,255)	(18.79)
Forfeited	(45,998)	(26.04)
Outstanding at September 30, 2006	1,261,341	$23.76
Options exercisable at September 30, 2006	823,717	$19.89
Weighted average fair value of options granted during 2006		$51.87

Following is a summary of the status of stock options outstanding at September 30, 2006:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise Price		Remaining	Average		Average
Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$13.91-19.97	453,298	4.10 years	$17.29	453,298	$17.29
20.53-24.78	561,614	6.70 years	23.33	355,490	22.99
24.86-53.01	246,429	6.12 years	36.66	14,929	25.13
	1,261,341			823,717

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested share awards and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants non-vested share units. The non-vested share units are settled in Company stock when the vesting period ends. Non-vested awards of 18,000 shares of Company common stock were issued to non-employee directors of the Company during the second quarter of 2006. There were no non-vested share units issued during the thirteen weeks ended September 30, 2006.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

At September 30, 2006, there was $4,425 of unrecognized compensation expense related to these non-vested share awards, which is expected to be recognized over a weighted average period of approximately 4 years. The Company recorded expense of $331 and $915 in the thirteen and thirty-nine weeks ended September 30, 2006 (with associated tax benefits of $127 and $352, respectively), related to the amortization of non-vested shares and share units. Beginning January 1, 2006, the unamortized balance of the non-vested share awards is a component of retained earnings. Prior to January 1, 2006, this unamortized balance was shown as a separate component of shareholders’ equity.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty- nine Weeks Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30 2006	Sept. 24, 2005
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$96,488	$92,090	$286,893	$266,891
Specialty	26,203	27,079	79,097	68,772
Utility	10,577	6,211	20,440	18,961
	133,268	125,380	386,430	354,624
Utility Support Structures segment
Steel	51,622	36,380	154,782	109,485
Concrete	14,718	14,918	54,024	43,754
	66,340	51,298	208,806	153,239
Coatings segment	29,936	22,196	82,534	62,392
Irrigation segment	67,803	55,467	242,527	190,838
Tubing segment	22,997	20,386	70,134	65,196
Other	4,328	4,558	13,397	14,007
	324,672	279,285	1,003,828	840,296
Intersegment Sales:
Engineered Support Structures	2,222	4,754	17,624	16,829
Utility Support Structures	306	1,258	1,749	2,843
Coatings	6,172	3,511	16,258	10,662
Irrigation	29	3	46	14
Tubing	4,002	2,814	11,560	10,212
Other	1,037	1,003	3,271	2,919
	13,768	13,343	50,508	43,479
Net Sales
Engineered Support Structures	131,046	120,626	368,806	337,795
Utility Support Structures	66,034	50,040	207,057	150,396
Coatings	23,764	18,685	66,276	51,730
Irrigation	67,774	55,464	242,481	190,824
Tubing	18,995	17,572	58,574	54,984
Other	3,291	3,555	10,126	11,088
Consolidated Net Sales	$310,904	$265,942	$953,320	$796,817
Operating Income
Engineered Support Structures	$14,469	$13,160	$32,547	$29,492
Utility Support Structures	6,710	4,888	22,804	12,859
Coatings	5,917	2,584	13,180	5,458
Irrigation	5,583	4,870	27,867	19,614
Tubing	3,812	3,725	11,114	10,881
Other	(373)	(532)	(1,438)	(1,948)
Net corporate expense	(7,099)	(6,664)	(23,569)	(17,012)
Total Operating Income	$29,019	$22,031	$82,505	$59,344

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 30, 2006

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$191,740	$52,635	$87,953	$(21,424)	$310,904
Cost of sales	146,183	39,165	66,468	(21,582)	230,234
Gross profit	45,557	13,470	21,485	158	80,670
Selling, general and administrative expenses	28,884	8,168	14,599	—	51,651
Operating income	16,673	5,302	6,886	158	29,019
Other income (deductions):
Interest expense	(4,052)	(2)	(282)	8	(4,328)
Interest income	182	31	344	(8)	549
Miscellaneous	(2)	16	99	—	113
	(3,872)	45	161	—	(3,666)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	12,801	5,347	7,047	158	25,353
Income tax expense:
Current	5,229	2,087	2,320	—	9,636
Deferred	(1,510)	13	(644)	—	(2,141)
	3,719	2,100	1,676	—	7,495
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	9,082	3,247	5,371	158	17,858
Minority interest	—	—	(393)	—	(393)
Equity in earnings/(losses) of nonconsolidated subsidiaries	5,822	142	143	(8,510)	(2,403)
Net earnings	$14,904	$3,389	$5,121	$(8,352)	$15,062

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$592,035	$167,942	$251,959	$(58,616)	$953,320
Cost of sales	453,916	128,973	187,731	(58,725)	711,895
Gross profit	138,119	38,969	64,228	109	241,425
Selling, general and administrative expenses	89,573	24,409	44,938	—	158,920
Operating income	48,546	14,560	19,290	109	82,505
Other income (deductions):
Interest expense	(12,135)	(6)	(697)	23	(12,815)
Interest income	331	66	1,123	(23)	1,497
Miscellaneous	1,113	41	143	—	1,297
	(10,691)	101	569	—	(10,021)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	37,855	14,661	19,859	109	72,484
Income tax expense:
Current	21,246	6,338	6,045	—	33,629
Deferred	(7,746)	(684)	(1,539)	—	(9,969)
	13,500	5,654	4,506	—	23,660
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	24,355	9,007	15,353	109	48,824
Minority interest	—	—	(902)	—	(902)
Equity in earnings/(losses) of nonconsolidated subsidiaries	20,968	—	300	(23,758)	(2,490)
Net earnings	$45,323	$9,007	$14,751	$(23,649)	$45,432

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirteen Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$155,688	$49,176	$78,348	$(17,270)	$265,942
Cost of sales	116,698	38,268	58,424	(17,058)	196,332
Gross profit	38,990	10,908	19,924	(212)	69,610
Selling, general and administrative expenses	27,485	7,401	12,693	—	47,579
Operating income	11,505	3,507	7,231	(212)	22,031
Other income (deductions):
Interest expense	(4,708)	(3)	(297)	6	(5,002)
Interest income	12	3	399	(6)	408
Miscellaneous	2	13	(477)	—	(462)
	(4,694)	13	(375)	—	(5,056)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	6,811	3,520	6,856	(212)	16,975
Income tax expense:
Current	4,791	1,157	2,291	—	8,239
Deferred	(1,750)	331	(361)	—	(1,780)
	3,041	1,488	1,930	—	6,459
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	3,770	2,032	4,926	(212)	10,516
Minority interest	—	—	(480)	—	(480)
Equity in earnings/(losses) of nonconsolidated subsidiaries	6,648	—	108	(6,586)	170
Net earnings	$10,418	$2,032	$4,554	$(6,798)	$10,206

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$482,378	$142,147	$226,079	$(53,787)	$796,817
Cost of sales	368,314	114,126	169,654	(54,141)	597,953
Gross profit	114,064	28,021	56,425	354	198,864
Selling, general and administrative expenses	77,779	22,740	39,001	—	139,520
Operating income	36,285	5,281	17,424	354	59,344
Other income (deductions):
Interest expense	(14,124)	(19)	(619)	49	(14,713)
Interest income	67	15	1,204	(49)	1,237
Miscellaneous	(139)	27	(465)	—	(577)
	(14,196)	23	120	—	(14,053)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	22,089	5,304	17,544	354	45,291
Income tax expense:
Current	8,055	1,914	6,011	—	15,980
Deferred	977	338	(567)	—	748
	9,032	2,252	5,444	—	16,728
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	13,057	3,052	12,100	354	28,563
Minority interest	—	—	(1,142)	—	(1,142)
Equity in earnings/(losses) of nonconsolidated subsidiaries	14,048	—	87	(14,097)	38
Net earnings	$27,105	$3,052	$11,045	$(13,743)	$27,459

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$21,793	$1,340	$32,116	—	$55,249
Receivables, net	102,105	29,717	87,962	(40)	219,744
Inventories	74,280	44,285	57,595	—	176,160
Prepaid expenses	2,764	368	8,306	—	11,438
Refundable and deferred income taxes	12,195	3,653	2,875	—	18,723
Total current assets	213,137	79,363	188,854	(40)	481,314
Property, plant and equipment, at cost	328,719	71,636	105,615	—	505,970
Less accumulated depreciation and amortization	218,835	29,330	67,999	—	316,164
Net property, plant and equipment	109,884	42,306	37,616	—	189,806
Goodwill	20,370	73,375	13,062	—	106,807
Other intangible assets	738	54,210	2,215	—	57,163
Investment in subsidiaries and intercompany accounts	358,633	52,479	(2,917)	(408,195)	—
Other assets	26,422	7,572	2,701	(600)	36,095
Total assets	$729,184	$309,305	$241,531	$(408,835)	$871,185
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16,117	$28	$2,109	$—	$18,254
Notes payable to banks	—	—	8,708	—	8,708
Accounts payable	38,608	12,619	48,275	—	99,502
Accrued expenses	49,844	6,757	23,850	(40)	80,411
Dividends payable	2,430	—	—	—	2,430
Total current liabilities	106,999	19,404	82,942	(40)	209,305
Deferred income taxes	13,158	21,628	2,077	—	36,863
Long-term debt, excluding current installments	204,730	46	1,704	(600)	205,880
Minority interest in consolidated subsidiaries	—	—	7,559	—	7,559
Other noncurrent liabilities	26,104	—	1,764	—	27,868
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,493	(17,742)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	387,556	94,896	73,691	(164,316)	391,827
Accumulated other comprehensive loss	—	—	1,246	—	1,246
Treasury stock	(37,263)	—	—	—	(37,263)
Unearned restricted stock	—	—	—	—	—
Total shareholders’ equity	378,193	268,227	145,485	(408,195)	383,710
Total liabilities and shareholders’ equity	$729,184	$309,305	$241,531	$(408,835)	$871,185

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$45,323	$9,007	$14,751	$(23,649)	$45,432
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	15,342	7,028	5,956	—	28,326
Stock based compensation	1,157	—	—	—	1,157
(Gain)/ Loss on sale of property, plant and equipment	(533)	(42)	199	—	(376)
Equity in (earnings)/losses of nonconsolidated subsidiaries	125	2,665	(300)	—	2,490
Minority interest		—	902	—	902
Deferred income taxes	(7,746)	(684)	(1,539)	—	(9,969)
Other adjustments	—	—	(339)	—	(339)
Changes in assets and liabilities:
Receivables	(27,708)	6,780	(15,214)	40	(36,102)
Inventories	(8,169)	(1,746)	(7,021)	—	(16,936)
Prepaid expenses	(1,557)	1,322	(5,021)	—	(5,256)
Accounts payable	4,694	1,338	5,888	—	11,920
Accrued expenses	7,347	(601)	5,279	(40)	11,985
Other noncurrent liabilities	(355)	—	681	—	326
Income taxes payable	(4,779)	—	260	—	(4,519)
Net cash flows from operations	23,141	25,067	4,482	(23,649)	29,041
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,696)	(4,069)	(7,024)	—	(18,789)
Investment in nonconsolidated subsidiary	(4,824)	—	—	—	(4,824)
Dividends to minority interests	—	—	(377)	—	(377)
Proceeds from sale of assets	3,057	77	182	—	3,316
Proceeds from minority interests	—	—	—	—	—
Other, net	(5,012)	(21,613)	2,196	23,649	(780)
Net cash flows from investing activities	(14,475)	(25,605)	(5,023)	23,649	(21,454)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	3,790	—	3,790
Proceeds from long-term borrowings	—		475	—	475
Principal payments on long-term obligations	(8,370)	(20)	(289)	—	(8,679)
Dividends paid	(6,658)	—	—	—	(6,658)
Proceeds from exercises under stock plans	26,543	—	—	—	26,543
Excess tax benefits from stock option exercises	16,102	—	—	—	16,102
Purchase of common treasury shares—stock plan exercises	(31,367)	—	—	—	(31,367)
Net cash flows from financing activities	(3,750)	(20)	3,976	—	206
Effect of exchange rate changes on cash and cash equivalents	—	—	589	—	589
Net change in cash and cash equivalents	4,916	(558)	4,024	—	8,382
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$21,791	$1,340	$32,118	—	$55,249

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirty-nine Weeks Ended September 24, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$27,105	$3,052	$11,045	$(13,743)	$27,459
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	16,829	7,766	5,610	—	30,205
(Gain)/ Loss on sale of property, plant and equipment	13	1	339	—	353
Equity in (earnings)/losses of nonconsolidated subsidiaries	49	—	(87)	—	(38)
Minority interest	—	—	1,142	—	1,142
Deferred income taxes	977	338	(567)	—	748
Other adjustments	145	(2)	284	—	427
Changes in assets and liabilities:
Receivables	3,782	(1,407)	1,750	(8)	4,117
Inventories	30,008	(5,855)	(4,349)	—	19,804
Prepaid expenses	(1,186)	94	557	—	(535)
Accounts payable	1,205	1,151	(2,851)	—	(495)
Accrued expenses	(1,057)	508	293	8	(248)
Other noncurrent liabilities	1,382	—	(138)	—	1,244
Income taxes payable	6,577	—	175	—	6,752
Net cash flows from operations	85,829	5,646	13,203	(13,743)	90,935
Cash flows from investing activities:
Purchase of property, plant and equipment	(24,073)	(2,124)	(3,794)	—	(29,991)
Proceeds from sale of assets	21	13	699	—	733
Proceeds from minority interests	—	—	(318)	—	(318)
Other, net	(5,602)	(6,375)	(314)	12,443	152
Net cash flows from investing activities	(29,654)	(8,486)	(3,727)	12,443	(29,424)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	747	—	747
Proceeds from long-term borrowings	16,500	—	—	—	16,500
Principal payments on long-term obligations	(73,965)	(20)	(2,828)	1,300	(75,513)
Dividends paid	(5,954)	—	—	—	(5,954)
Proceeds from exercises under stock plans	9,441	—	—	—	9,441
Purchase of common treasury shares—stock plan exercises	(2,717)	—	—	—	(2,717)
Net cash flows from financing activities	(56,695)	(20)	(2,081)	1,300	(57,496)
Effect of exchange rate changes on cash and cash equivalents	—	—	(284)	—	(284)
Net change in cash and cash equivalents	(520)	(2,860)	7,111	—	3,731
Cash and cash equivalents—beginning of year	966	3,694	25,550	—	30,210
Cash and cash equivalents—end of year	$446	$834	$32,661	$—	$33,941

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

This discussion should be read in conjunction with the financial statements and the notes thereto, and the management’s discussion and analysis, included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005. We aggregate our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 30, 2006	September 24, 2005	% Incr. (Decr)	September 30, 2006	September 24, 2005	% Incr. (Decr)
Consolidated
Net sales	$310,904	$265,942	16.9%	$953,320	$796,817	19.6%
Gross profit	80,670	$69,610	15.9%	241,425	$198,864	21.4%
as a percent of sales	25.9%	26.2%		25.3%	25.0%
SG&A expense	51,651	47,579	8.6%	158,920	139,520	13.9%
as a percent of sales	16.6%	17.9%		16.7%	17.5%
Operating income	29,019	22,031	31.7%	82,505	59,344	39.0%
as a percent of sales	9.3%	8.3%		8.7%	7.4%
Net interest expense	3,779	4,594	-17.7%	11,318	13,476	-16.0%
Effective tax rate	29.6%	38.1%		32.6%	36.9%
Net earnings	15,062	10,206	47.6%	45,432	27,459	65.5%
Earnings per share - Diluted	0.58	0.40	45.0%	1.76	1.09	61.5%
Engineered Structures segment
Net sales	131,046	120,626	8.6%	368,806	337,795	9.2%
Gross profit	35,565	33,297	6.8%	97,273	88,726	9.6%
SG&A expense	21,096	20,137	4.8%	64,726	59,234	9.3%
Operating income	14,469	13,160	9.9%	32,547	29,492	10.4%
Utility Support Structures segment
Net sales	66,034	50,040	32.0%	207,057	150,396	37.7%
Gross profit	14,550	11,731	24.0%	45,866	32,810	39.8%
SG&A expense	7,840	6,843	14.6%	23,062	19,951	15.6%
Operating income	6,710	4,888	37.3%	22,804	12,859	77.3%
Coatings segment
Net sales	23,764	18,685	27.2%	66,276	51,730	28.1%
Gross profit	8,812	4,848	81.8%	21,229	12,339	72.0%
SG&A expense	2,895	2,264	27.9%	8,049	6,881	17.0%
Operating income	5,917	2,584	129.0%	13,180	5,458	141.5%
Irrigation segment
Net sales	67,774	55,464	22.2%	242,481	190,824	27.1%
Gross profit	15,738	13,508	16.5%	58,636	46,223	26.9%
SG&A expense	10,155	8,638	17.6%	30,769	26,609	15.6%
Operating income	5,583	4,870	14.6%	27,867	19,614	42.1%
Tubing segment
Net sales	18,995	17,572	8.1%	58,574	54,984	6.5%
Gross profit	5,270	5,235	0.7%	15,647	15,693	-0.3%
SG&A expense	1,458	1,510	-3.4%	4,533	4,812	-5.8%
Operating income	3,812	3,725	2.3%	11,114	10,881	2.1%
Other
Net sales	3,291	3,555	-7.4%	10,126	11,088	-8.7%
Gross profit	1,202	1,112	8.1%	3,647	3,337	9.3%
SG&A expense	1,575	1,644	-4.2%	5,085	5,285	-3.8%
Operating income (loss)	(373)	(532)	29.9%	(1,438)	(1,948)	26.2%
Net Corporate expense
Gross profit	(467)	(121)	NM	(873)	(264)	NM
SG&A expense	6,632	6,543	1.4%	22,696	16,748	35.5%
Operating income (loss)	(7,099)	(6,664)	-6.5%	(23,569)	(17,012)	-38.5%

NM = Not meaningful

Overview

Sales increased for the thirteen and thirty-nine week periods ended September 30, 2006, as compared with the same periods of 2005, reflecting improved sales volumes as well as sales price increases to recover increased material costs. On a segment basis, the sales volume increases in the third quarter of 2006, as compared with the same period in 2005, were mainly realized in the Utility Support Structures and Irrigation segments. All reportable segments contributed to the sales volume increase recorded for the year-to-date period ended September 30, 2006, as compared with the same period in 2005.

Gross margin (gross profit as a percent of sales) in the third quarter of 2006 was slightly lower than the same period in 2005. Lower gross profit margins in most of our reportable segments were offset to a degree by stronger gross profit margins in the Coatings segment. The gross profit margin improvement in the Coatings segment in the third quarter of 2006 was due in part to a $1.1 million gain on the sale of one of its operating facilities. On a year-to-date basis, gross margin in 2006 was slightly higher than 2005, as higher sales volumes across all of our reportable segments allowed us to achieve greater factory utilization and improved leverage of our fixed factory expenses.

Selling, general and administrative (SG&A) spending in the third quarter and year-to-date periods ended September 30, 2006 increased mainly as a result of higher employee incentives related to improved operating performance (approximately $1.4 million and $7.8 million, respectively), increased compensation costs (approximately $1.0 million and $3.7 million, respectively), higher sales commissions associated with the increased sales volumes (approximately $0.3 million and $1.3 million, respectively) and expenses related to stock options (approximately $0.3 million and $0.9 million, respectively) that was required to be recorded under the provisions of SFAS 123(R), which we adopted during the first quarter of 2006. In addition, the increase in SG&A spending for the thirty-nine week period ended September 30, 2006 over the same period in 2005 was also due in part to a $0.8 million reversal of a bad debt provision related to an international receivable in the second quarter of 2005. All reportable segments contributed to the improved operating income in 2006 for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005.

Net interest expense decreased for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005, primarily due to lower average borrowing levels this year. Average borrowing levels in the third quarter of 2006 were approximately $55 million lower than the third quarter of 2005, which resulted from operating cash inflows that were used to pay down our interest-bearing debt. The impact of lower borrowing levels on interest expense were somewhat offset by higher interest rates on our variable rate debt.

In the third quarter of 2006, we realized approximately $1.2 million in income tax benefits related to activities from prior tax years but were recognized in 2006 when the additional credits were taken on our income tax returns. We had previously determined it was not probable that these tax benefits would be realized and therefore had not recognized these benefits in prior years. In addition, we experienced an increase in the amount of our pre-tax earnings derived from foreign locations for both the quarter and year-to-date periods ended September 30, 2006, as compared with the same periods in 2005. These locations generally have lower statutory income tax rates than the U.S., resulting in an overall reduction of our overall effective tax rate, as compared with prior periods.

“Miscellaneous” income for the thirty-nine week period ended September 30, 2006 was higher than the same period in 2005, due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. We realized a loss in our nonconsolidated subsidiaries in the third quarter of 2006, due principally to losses in our 49% owned structures operation in Mexico. The Mexican loss mainly related to adjustment of receivable and inventory valuations which reduced our share of earnings from this nonconsolidated subsidiary by $2.1 million, after tax. These valuation adjustments resulted from our due diligence reviews related to our planned purchase of the remaining 51% ownership interest in this subsidiary.

Our cash flows provided by operations were $29.0 million for the thirty-nine weeks ended September 30, 2006, as compared with $90.9 million of cash provided by operations for the same period in 2005. The lower operating cash flows in 2006 resulted from increased working capital required by the increased net sales realized in 2006 and a larger share of our income tax expense that was payable in cash, as opposed to being  deferred to later periods.

Engineered Support Structures (ESS) segment

The sales increases in the ESS segment for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005, were due to improved sales in all geographic regions. In North America, lighting and traffic structure sales improved slightly over 2005 sales levels. In the transportation market, while sales are essentially flat as compared with 2005, higher sales order levels achieved after the passage of U.S. highway funding legislation in the third quarter of 2005 have resulted in an increased backlog in 2006. Commercial lighting sales volumes in 2006 were higher than 2005 levels, as improvements in the residential and commercial construction markets resulted in higher demand for street and area lighting structures. We are also realizing increased demand for decorative lighting structures. In Europe, lighting sales were higher than 2005 on both a quarterly and year-to-date basis, mainly due to new tramway and decorative lighting structures developed for the European market and improvement in economic conditions in our main market areas.

In the specialty structures product line, sales in the third quarter of 2006 were comparable to 2005, while year-to-date sales in 2006 were higher than 2005. In the third quarter, North American shipments of wireless communication and sign structures lagged 2005 levels. In the wireless communication market, sales demand for structures and components in 2006 was comparable to 2005. However, sales shipments in the third quarter of 2006 lagged 2005 levels, due mainly to delays in shipments requested by our customers. On a year-to-date basis, sales of wireless communication structures for the North American market were comparable to 2005. Sign structure sales in 2006 were lower than 2005 levels, on both a quarterly and year-to-date basis. Sales of wireless communication structures in China were improved in 2006 as compared with a relatively weak 2005, on a quarterly and year-to-date basis. The Chinese wireless communication carriers are continuing their investment in structures as part of their plans to improve their coverage and increase services provided to their customers.

The increased profitability of the ESS segment for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005, was related to the sales growth in the North American and European lighting markets, growth in wireless communication structures sales in China and control of SG&A spending in light of higher sales volumes. Improvement in operating income was realized in all our main geographic regions. Lower sales volumes and operational difficulties in our North American locations that are dedicated to specialty structures negatively affected segment operating income on a quarterly and year-to-date basis by $1.1 million and $2.7 million, respectively. On a year-to-date basis, operating income in 2006 included an aggregate of approximately $1.1 million in expenses associated with a warranty claim from a sign structure customer in North America and production equipment disposals in Europe. The main reasons for the increases in SG&A expense for the thirteen and thirty-nine weeks ended September 30, 2006 as compared with the same periods in 2005 were increased compensation costs ($0.7 million and $1.6 million, respectively), commissions related to higher sales volumes (approximately $0.2 million and $0.7 million, respectively), increased international management expenses (approximately $0.4 million and $1.1 million, respectively) and the writeoff of the Sigma trade name of $0.4 million in the second quarter of 2006.

Utility Support Structures segment

In the Utility Support Structures segment, the sales increases for the thirteen and thirty-nine weeks ended September 30, 2006 as compared with the same periods of 2005 were due to improved demand for steel and concrete electrical transmission, substation and distribution pole structures. Throughout 2005 and into 2006, our order rates for structures from utility companies and independent power producers were relatively strong, as increased emphasis on improving the electrical transmission and distribution infrastructure in the U.S. has resulted in increased demand for structures for those applications. We also believe that incentives in energy legislation enacted in 2005 have encouraged utility companies to invest in their transmission and distribution systems. The hurricanes that struck the Gulf Coast and Texas during the third quarter of 2005 resulted in shipping delays of our structures, as construction crews that normally install new structures were redeployed to restore electrical power to those affected by the hurricanes. We believe that these delays experienced in the third quarter of 2005 were a significant factor contributing to the sales increases experienced in 2006.

Gross profit increased at a slightly lower rate than sales in the third quarter of 2006, as compared with 2005, due to an unfavorable sales mix on some large sales orders that were at lower gross profit margins than normal. Gross profit margins in the third quarter were also affected by a larger share of our sales being in steel structures, which carry slightly lower gross profit margins than concrete structures. On a year-to-date basis, gross profit margins in 2006 were similar to 2005. The improved operating income for this segment as compared with 2006 on both a quarterly and year-to-date basis relate to the improved sales levels and the resulting operating leverage of our SG&A cost structure. The increases in SG&A spending for the thirteen and thirty-nine weeks ended September 30, 2006 as compared with the same periods in 2005 were related primarily to increased compensation and incentive costs related to higher business activity levels (approximately $0.6 million and $1.8 million, respectively) .

Coatings segment

The increases in coatings segment sales for the thirteen and thirty-nine week periods ended September 30, 2006 were mainly due to higher sales prices associated with higher zinc costs and increased demand for galvanizing services. In our galvanizing operations, third quarter and year-to-date sales volume increased approximately 5% and 8% over 2005 volumes, mainly due to generally stronger industrial economic conditions in our market areas and improved sales volumes to our other segments. In the third quarter of 2006, zinc prices, while at high levels, were somewhat more stable than in the first quarter, which helped us more successfully recover the increased cost of zinc in our sales prices than earlier in the year.

The increases in operating income for the thirteen and thirty-nine weeks ended September 30, 2006 as compared with the same periods in 2005 were principally due to higher production levels and improved production efficiencies related to our zinc utilization. Third quarter 2006 gross profit and operating income were also boosted by a $1.1 million gain associated with the sale of one of our production facilities. This facility represented excess capacity for us and this sale should not affect our ability to serve our markets. The increases in SG&A spending in the third quarter and year-to-date periods ended September 30, 2006, as compared with the periods in 2005 were primarily related to higher employee incentives associated with improved operating income.

Irrigation segment

For the thirteen and thirty-nine weeks ended September 30, 2006, the sales increases realized in the Irrigation segment, as compared with the same periods in 2005, were mainly due to higher sales volumes, although sales prices have also been increased to recover increased material costs. In North America, improving farm commodity prices and relatively dry growing conditions contributed to improved demand for irrigation machines in 2006, as compared with 2005, on both a quarterly and year-to-date basis. The increase in year-to-date sales of irrigation machines and service parts in 2006 also resulted from an increase of equipment damaged in winter storms, as compared with 2005. International sales in the third quarter and year-to-date periods of 2006 increased approximately 30% and 36%, respectively, over 2005, mainly due to sales in newly-developed international markets and generally improved market conditions in most of our core markets over 2005, offset to an extent by continued weak market demand in Brazil.

Operating income for the thirteen and thirty-nine weeks ended September 30, 2006 increased over the same periods in 2005 as a result of improved sales volumes and effective control in SG&A spending. The increases in SG&A spending for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005 were mainly attributable to increased employee incentives associated with improved operational performance ($0.5 million and $1.6 million, respectively) and increased bad debts provisions of $1.4 million for the thirty-nine weeks ended September 30, 2006. The increase in bad debts provision included a $0.8 million reversal of an international accounts receivable provision that was realized in the second quarter of 2005.

Tubing segment

The increases in Tubing sales for the third quarter and the year-to-date periods ended September 30, 2006 as compared with the same periods in 2005 were due to improved demand for tubing products. Despite higher sales volumes, operating income was negatively impacted in 2006 by recent steel price increases that have not yet been recovered in the marketplace through higher selling prices and a competitive pricing environment for certain commodity-type tubing products.

Other

This segment includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the improvement in operating income this year was some improvement in the profitability of our machine tool accessory business.

Net corporate expense

The increases in net corporate expenses for the thirteen and thirty-nine weeks ended September 30, 2006, as compared with the same periods in 2005, were mainly related to increased employee incentives due to improved earnings this year (approximately $0.7 million and $4.4 million, respectively) and approximately $0.4 million of expense incurred in the first quarter of 2006 related to the termination of our synthetic lease on the corporate headquarters building and release of the related residual value guarantee.

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $274.5 million at September 30, 2006, as compared with $229.2 million at December 31, 2005. The ratio of current assets to current liabilities was 2.33:1 at September 30, 2006, as compared with 2.28:1 as of December 31, 2005. Operating cash flow was $29.0 million for the thirty-nine week period ended September 30, 2006, as compared with $90.9 million for the same period in 2005. The main reason for the lower operating cash flows of 2006, as compared with 2005, was increased working capital levels resulting from higher sales volumes this year. In 2005, we reduced our inventories from historically high levels in 2004, which contributed significantly to the higher operating cash flow in 2005.

Investing Cash Flows—Capital spending during the thirty-nine weeks ended September 30, 2006 was $18.8 million, as compared with $30.0 million for the same period in 2005. Our capital spending for the 2006 fiscal year is expected to be between $25 million and $30 million. In addition, we are planning to complete our purchases of an additional 20% of our Brazilian joint venture that is part of the Irrigation segment and the remaining 51% of our nonconsolidated subsidiary in Mexico by the end of the 2006 fiscal year. We estimate that these investments, in the aggregate, will require $10 to $15 million in cash.

Financing Cash Flows—Our total interest-bearing debt decreased from $237.3 million as of December 31, 2005 to $232.8 million as of September 30, 2006. The decrease in borrowings was related to normal scheduled debt repayments. In addition, the large volume of stock option exercises in 2006 resulted in excess tax benefits of $16.1 million, which was the income tax effect of tax deductions on these stock option exercises realized in excess of expense recorded for financial reporting purposes.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At September 30, 2006, our long-term debt to invested capital ratio was 32.4%, as compared with 36.2% at December 31, 2005. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2006.

Our debt financing at September 30, 2006 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $20.1 million, $18.0 million which was unused at September 30, 2006. Our long-term debt principally consists of:

•                    $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•                    $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At September 30, 2006, we had no outstanding balance under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At September 30, 2006, we had the ability to borrow an additional $145 million under this facility.

•                    Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio, and had an outstanding balance of $50.7 million at September 30, 2006. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2006 in millions are: $3.0, $10.4, $19.4, and $17.9. The effective interest rate on this loan was 6.125% per annum at September 30, 2006.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At September 30, 2006 we were in compliance with all covenants related to these debt agreements.

Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No 109. FIN 48 provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertain income taxes positions. FIN 48 will be effective at the beginning of our 2007 fiscal year. We are currently assessing the effect of this pronouncement on the consolidated financial statements.

In September 2006, the FASB issued Statement 157 (“SFAS 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of our 2008 fiscal year. We are currently assessing the effect of this pronouncement on the consolidated financial statements.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended September 30, 2006 other than our adoption of SFAS 123(R) related to the accounting for stock options. These policies are described on pages 37-40 in our Form 10-K for fiscal year ended December 31, 2005.

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

PART II.   OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of  Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs
July 2, 2006 to July 29, 2006	1,849	$48.40	—	—
July 30, 2006 to September 2, 2006	23,400	$50.59	—	—
September 3, 2006 to September 30, 2006	—	—	—	—
Total	25,249	$50.43	0	0

During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.                        Other Information

On July 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend on common stock of 9.5 cents per share, which was paid on October 16, 2006, to stockholders of record September 29, 2006. The indicated annual dividend rate is 38 cents per share.

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
Dated this 8th day of November, 2006.