Form 10-K
period 2006-12-30
VALMONT INDUSTRIES INC
filed 2007-02-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At February 9, 2007 there were 25,663,321 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on July 1, 2006 was $781,991,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 23, 2007 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 30, 2006, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934
For the fiscal year ended December 30, 2006

PART I

Available Information

We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We submitted the annual Chief Executive Officer certification to the NYSE for 2006, as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

ITEM 1.                BUSINESS.

(a)          General Description of Business

General

We are a diversified global producer of fabricated metal products and a leading producer of metal and concrete pole and tower structures in our Engineered Support Structures and Utilities Support Structures businesses, and are a global producer of mechanized irrigation systems in our Irrigation business. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business and manufacture specialty pipe and tubing products in our Tubing business. Our pole and tower structures are used to support outdoor lighting and traffic control fixtures, electrical transmission lines and related power distribution equipment, wireless communications equipment and highway signs. Our mechanized irrigation equipment is used to water crops and deliver chemical fertilizers and pesticides. Our tubing is used in a wide range of specialized agricultural, automotive and industrial applications, including grain augers and chutes, engine exhausts and pneumatic tubing. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2006, approximately 24% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares have been traded on The New York Stock Exchange (ticker: VMI) since August 2002, having previously traded on the NASDAQ National Market.

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

Bringing our Existing Products to New Markets.   Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products. In recent years, for example, we have been expanding our geographic presence in Europe and North Africa for lighting structures. In 2006, our Irrigation business successfully expanded its sales of center pivot and linear irrigation machines into new markets in North Africa and Central Asia.

Developing New Products for Markets that We Currently Serve.   Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users. For example, we developed and sold structures for tramway applications in Europe in 2005 and 2006. The customers for this product line include many of the state and local governments that purchase our lighting structures.

We believe we will be able to grow sales of our support structures for highway signs rapidly because we understand these customers’ requirements well and benefit from existing relationships with them. In addition, our acquisition of Newmark in 2004 enables us to offer concrete utility structures in addition to our other product offerings to the utility industry.

Developing New Products for New Markets to Further Diversify our Business.   Our strategy is to increase our sales and diversify our business by developing new products for new markets. For example, we are offering specialized decorative lighting poles in the U.S. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets.

Acquisitions

We have grown internally and by acquisition. Our business expansions during the past five years include:

2004	• Acquisition of Newmark International, Inc., a manufacturer of concrete and steel pole structures, headquartered in Birmingham, Alabama
• Acquisition of a fiberglass pole manufacturer in Commerce City, Colorado
• Acquisition of an overhead sign structure manufacturer in Selbyville, Delaware
• Purchase of equipment for the manufacture of poles in El Dorado, Kansas
2006	• Acquisition of remaining 51% of a nonconsolidated steel pole manufacturing business in Monterrey, Mexico

There have been no significant divestitures of businesses in the past five years. In the fourth quarter of 2006, we decided to suspend our activities to develop support structures to serve the wind energy industry.

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

Irrigation:   This segment consists of the manufacture of agricultural irrigation equipment and related parts and services

Tubing:   This segment consists of the manufacture of tubular products for industrial customers

Other.

In addition to these five reportable segments, we have other businesses and activities that individually are not more than 10% of consolidated sales. These include our machine tool accessories and industrial fasteners businesses, and the development of structures for the wind energy industry. In the fourth quarter of 2006, we decided to suspend our wind energy structure development efforts.

Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 17 of our consolidated financial statements on pages 64-67.

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

For a given cell site, we provide poles, towers and components. We offer a wide range of structures to our customers, including solid rod, tubular and guyed towers, poles (tapered and non-tapered) and disguised products to minimize the visual impact of an antenna on an area.

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

Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. The number of cell phone subscribers in the U.S has grown substantially in the past 15 years, as cellular telephone technology has become commonplace worldwide. The growth in the number of subscribers and related services has continued in recent years, although at lower rates than in the 1990’s. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. While demand for structures and components in recent years was substantially lower than in the late 1990’s and 2000, we believe long-term growth should be driven by subscriber growth (although at a lower rate of growth than the past), increased usage, new technologies, such as 3G (the third generation of wireless technology) and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

The two broad customer groups for our specialty products are wireless carriers, (companies that provide wireless services to subscribers) and build-to-suit (BTS) companies (organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure). BTS companies generate rental revenue from the wireless carriers who use those cell sites.

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

In addition to these two main product lines, we also produce electrical transmission and substation structures for markets outside the U.S., mainly for China.

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

Distribution Methods—Due to freight costs, a galvanizing location has an effective service area of an approximate 500-mile radius. While we believe that we are one of the largest custom galvanizers in North America, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Irrigation Segment:

Products Produced—In our Irrigation segment, we manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valmont irrigation machine usually is electricity-powered and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. We also offer growers options to control multiple irrigation machines through centralized computer control or mobile remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

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

Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates, the status of government support programs and water regulations in local areas. In many international markets, the relative strength or weakness of local currencies as compared with the U.S. dollar may affect net farm income, since export markets are generally denominated in U.S. dollars.

The demand for mechanized irrigation comes from the following sources:

•       Conversion from flood irrigation

•       Replacement of existing mechanized irrigation machines

•       Converting land that is not irrigated to mechanized irrigation

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

Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods when market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately-owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

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

Suppliers and Availability of Raw Materials.

Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. These essential items are purchased from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience short-term disruptions and volatility, we do not believe that key raw materials would be unavailable for extended periods. In 2004, there were shortages in hot-rolled steel supplies, due primarily to shortages of steel-producing inputs, such as scrap steel, coke and iron ore. These shortages led to sharp price increases, extended lead times and availability issues for some manufacturers. We did not experience extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In 2006 and 2005, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.

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

Backlog.

The backlog of orders for the principal products manufactured and marketed was approximately $315.3 million at the end of the 2006 fiscal year and $260.1 million at the end of the 2005 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2007. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 30, 2006	Dec. 31, 2005
Engineered Support Structures	$133.0	$118.8
Utility Support Structures	138.2	89.4
Irrigation	31.8	42.3
Tubing	9.4	8.2
Other	2.9	1.4
	$315.3	$260.1

Research Activities.

The information called for by this item is included in Note 14 of our consolidated financial statements on page 63 of this report.

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

Number of Employees.

At December 30, 2006, we had 5,684 employees.

(d)          Financial Information About Geographic Areas

Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements on page 64 of this report. While France accounted for 6.8% of our net sales in 2006, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of note 17 include sales to outside customers.

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

Increases in the selling prices of our products may not fully recover additional steel, aluminum and zinc costs and generally lag increases in our costs of these commodities. Consequently, an increase in steel, aluminum and zinc prices will increase our operating costs and likely reduce our profitability. In 2006, the per-pound cost of zinc increased to over $2.00, as compared with $0.35 to $0.40 per pound in 2004 and most of 2005. As most of our products manufactured from steel are galvanized with a hot-dipped zinc coating, rapid increases in our cost of zinc will result in an increase in our cost of goods sold. To the extent that sales prices increases are not adequate to recover our increased cost of zinc, we will likely realize lower operating income. Also, rising steel prices in 2004 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses.

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

We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which occurred in 2005 due to additional energy usage caused by severe winter weather conditions and higher oil and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because our processing tanks are heated with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we may hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were approximately $280 million in 2006. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures as a result of unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

The end users of our mechanized irrigation equipment and a substantial portion of our tubing are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. Lower levels of farm income generally result in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. In 2005, rapid increases in natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In recent years, severe drought in Brazil resulted in water shortages for electrical generation and water available for irrigation purposes was restricted by the government. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, such as occurred in 2005, will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

We have also experienced cyclical demand for those of our products that are targeted to the wireless communications industry, which has weakened since 2000. Our sales to the wireless communications industry were approximately $90 million in 2006. Sales of wireless structures to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new structures to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry.

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

We are an international manufacturing company with operations around the world. At December 30, 2006, we operated over 40 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2006, approximately 24% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

Our products are sold in many countries around the world. Approximately 24% of our fiscal 2006 sales were generated by export or foreign subsidiaries and are often made in foreign currencies, mainly the

Brazilian real, Canadian dollar, Chinese renminbi, euro and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. We do not have exchange rate hedges in place to reduce this currency translation risk. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

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

We have a significant amount of indebtedness. As of December 30, 2006, we had approximately $234 million of total indebtedness outstanding and our ratio of total interest-bearing debt to shareholders’ equity was 58%. In addition, we had up to $145 million of additional borrowing capacity under our revolving credit facility. We may, as we have from time to time, increase our indebtedness to make business acquisitions (such as the Newmark acquisition in 2004) and major capital expenditures. Our level of indebtedness could have important consequences, including:

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

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are favorable to us.

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

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Commerce City, Colorado	Owned	Manufacture of fiberglass poles for lighting and traffic

Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Heshan, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Selbyville, Delaware	Leased	Manufacture of steel overhead sign structures
Utility Support Structures Segment
Birmingham, Alabama	Leased	Segment management headquarters
Tuscaloosa, Alabama	Owned	Manufacture of concrete poles for utility
Bay Minette, Alabama	Owned	Manufacture of concrete poles for utility
Claxton, Georgia	Owned	Manufacture of concrete poles for utility
Bartow, Florida	Owned	Manufacture of concrete poles for utility
Barstow, California	Owned	Manufacture of concrete poles for utility
Bellville, Texas	Owned	Manufacture of concrete poles for utility
Tulsa, Oklahoma	Owned	Manufacture of steel poles for utility
Jasper, Tennessee	Leased	Manufacture of steel poles for utility
Monterrey, Mexico	Owned	Manufacture of steel poles for utility
Mansfield, Texas	Leased	Manufacture of steel poles for utility
El Dorado, Kansas	Leased	Manufacture of steel poles for utility

Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Segment management headquarters; galvanizing services
West Point, Nebraska	Owned	Galvanizing services
Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Brisbane, Australia	Leased	Distribution of irrigation equipment
San Antonio, Texas	Leased	Distribution of irrigation equipment
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of irrigation equipment
Tubing Segment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Other Locations
Creuzier-le-Neuf, France	Owned	Manufacture of industrial covers and conveyors
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

Executive Officers of the Company

Our executive officers at December 30, 2006, their ages, positions held, and the business experience of each during the past five years are, as follows:

Mogens C. Bay, age 58, Chairman and Chief Executive Officer since January 1997.

Terry J. McClain, age 59, Senior Vice President and Chief Financial Officer since January 1997.

E. Robert Meaney, age 59, Senior Vice President since September 1998.

Ann F. Ashford, age 46, Vice President—Human Resources since December 1999.

Steven G. Branscombe, age 51, Vice President—Information Technology since October 2001.

Mark C. Jaksich, age 49, Vice President and Controller since February 2000.

Walter P. Pasko, age 56, Vice President—Procurement since May 2002. Vice President—Purchasing and National Accounts, National Material Company, September 1997 to April 2002.

Mark E. Treinen, age 51, Vice President—Business Development & Treasurer since January 1994.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, previously listed and trading on the NASDAQ National Market under the symbol “VALM”, was approved for listing on the New York Stock Exchange and began trading under the symbol “VMI” on August 30, 2002. We had approximately 5,600 shareholders of common stock at December 30, 2006. Other stock information required by this item is included in “Quarterly Financial Data (unaudited)” on page 76 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 28, 2006	4,108	$56.49	—	—
October 29, 2006 to December 2, 2006	50,913	56.65	—	—
December 3, 2006 to December 30, 2006	—	—	—	—
Total	55,021	$56.63	—	—

During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.                SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

	2006	2005	2004	2003	2002
Operating Data
Net sales	$1,281,281	$1,108,100	$1,031,475	$837,625	$854,898
Operating income	110,085	82,863	70,112	54,623	70,289
Cumulative effect of accounting change	—	—	—	(366)	(500)
Net earnings	61,544	39,079	26,881	25,487	33,629
Depreciation and amortization	36,541	39,392	38,460	34,597	33,942
Capital expenditures	27,898	35,119	17,182	17,679	13,942
Per Share Data
Earnings:
Basic	$2.44	$1.61	$1.13	$1.07	$1.40
Diluted	2.38	1.54	1.10	1.05	1.37
Cash dividends	0.370	0.335	0.320	0.315	0.290
Financial Position
Working capital	$277,736	$229,161	$277,444	$169,568	$154,112
Property, plant and equipment, net	200,610	194,676	205,655	190,103	193,175
Total assets	892,310	802,042	843,351	613,022	593,649
Long-term debt, including current installments	221,137	232,340	322,775	149,662	166,391
Shareholders’ equity	401,281	328,675	294,655	265,494	242,020
Cash flow data:
Net cash flows from operations	$59,130	$133,777	$5,165	$52,928	$69,453
Net cash flows from investing activities	(36,735)	(30,354)	(150,673)	(21,116)	(13,726)
Net cash flows from financing activities	(6,946)	(93,829)	139,741	(26,442)	(59,307)
Financial Measures
Invested capital(a)	$706,855	$641,392	$697,691	$483,764	$451,753
Return on invested capital(a)	11.1%	7.7%	7.6%	7.4%	9.7%
EBITDA(b)	$146,029	$122,317	$97,541	$86,515	$100,930
Return on beginning shareholders’ equity(c)	18.7%	13.3%	10.1%	10.5%	14.9%
Long-term debt as a percent of invested capital(d)	31.3%	36.2%	46.3%	30.9%	36.8%
Year End Data
Shares outstanding (000)	25,634	24,765	24,162	23,825	23,883
Approximate number of shareholders	5,600	5,700	5,600	5,400	5,500
Number of employees	5,684	5,336	5,542	5,074	5,234

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

	2006	2005	2004	2003	2002
Operating income	$110,085	$82,863	$70,112	$54,623	$70,289
Effective tax rate	32.0%	37.8%	36.0%	36.3%	36.5%
Tax effect on Operating income	(35,227)	(31,322)	(25,240)	(19,828)	(25,655)
After-tax Operating income	74,858	51,541	44,872	34,795	44,634
Average Invested Capital	674,124	669,542	590,728	467,759	461,992
Return on invested capital	11.1%	7.7%	7.6%	7.4%	9.7%
Total Assets	$892,310	$802,042	$843,351	$613,022	$593,649
Less: Accounts Payable	(103,319)	(90,674)	(77,222)	(71,481)	(70,276)
Less: Accrued Expenses	(79,699)	(67,869)	(66,506)	(55,856)	(69,828)
Less: Dividends Payable	(2,437)	(2,107)	(1,932)	(1,921)	(1,792)
Total Invested Capital	$706,855	$641,392	$697,691	$483,764	$451,753
Beginning of year Invested Capital	641,392	697,691	483,764	451,753	472,230
Average Invested Capital	$674,124	$669,542	$590,728	$467,759	$461,992

Return on invested capital, as presented, may not be comparable to similarly titled measures of other companies.

(b)          Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest-bearing debt not exceed 3.75x EBITDA for the most recent twelve month period. If this covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. EBITDA is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of EBITDA is as follows:

	2006	2005	2004	2003	2002
Net cash flows from operations	$59,130	$133,777	$5,165	$52,928	$69,453
Interest expense	17,124	19,498	16,073	9,897	11,722
Income tax expense	30,820	24,348	16,127	16,534	21,637
Deferred income tax (expense) benefit	11,027	1,946	4,701	(4,850)	(3,860)
Minority interest	(1,290)	(1,052)	(2,397)	(2,222)	(1,170)
Equity in earnings/(losses) in nonconsolidated subsidiaries	(2,665)	106	572	(936)	(2,342)
Stock-based compensation	(2,598)	(646)	(473)	(241)	(372)
Other	268	(3,013)	(3,258)	(1,683)	(751)
Change in accounting principle	—	—	—	(366)	(500)
Changes in assets and liabilities, net of acquisitions	34,213	(52,647)	61,031	17,454	7,113
EBITDA	$146,029	$122,317	$97,541	$86,515	$100,930

EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(c)           Return on beginning shareholders’ equity is calculated by dividing Net earnings by the prior year’s ending Shareholders equity.

(d)          Long-term debt as a percent of invested capital is calculated as the sum of Current portion of long-term debt and Long-term debt divided by Total Invested Capital. This is one of our key financial ratios in that it measures the amount of financial leverage on our balance sheet at any point in time. We also have covenants under our major debt agreements that relate to the amount of debt we carry. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. We have an internal target to maintain this ratio at or below 40%. This ratio may exceed 40% from time to time to take advantage of opportunities to grow and improve our businesses. Long-term debt as a percent of invested capital is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2006	2005	2004	2003	2002
Current portion of long-term debt	$18,353	$13,583	$7,962	$15,009	$10,849
Long-term debt	202,784	218,757	314,813	134,653	155,542
Total Long-term debt	$221,137	$232,340	$322,775	$149,662	$166,391
Total Invested Capital	$706,255	$641,392	$697,691	$483,764	$451,753
Long-term debt as a percent of invested capital	31.3%	36.2%	46.3%	30.9%	36.8%

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

	2006	2005	Change 2006-2005	2004	Change 2005-2004
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,281.3	$1,108.1	15.6%	$1,031.5	7.4%
Gross profit	326.7	278.3	17.4%	245.9	13.2%
as a percent of sales	25.5%	25.1%		23.8%
SG&A expense	216.6	195.4	10.8%	175.8	11.1%
as a percent of sales	16.9%	17.6%		17.0%
Operating income	110.1	82.9	32.8%	70.1	18.3%
as a percent of sales	8.6%	7.5%		6.8%
Net interest expense	15.1	17.7	(14.7)%	14.7	20.4%
Effective tax rate	32.0%	37.8%		36.0%
Net earnings	61.5	39.1	57.3%	26.9	45.4%
Earnings per share	2.38	1.54	54.5%	1.10	40.0%
Engineered Support Structures Segment
Net sales	509.3	470.7	8.2%	402.0	17.1%
Gross profit	136.0	127.2	6.9%	102.8	23.7%
SG&A expense	89.8	82.6	8.7%	71.2	16.0%
Operating income	46.2	44.6	3.6%	31.6	41.1%
Utility Support Structures Segment
Net sales	280.8	218.9	28.3%	175.3	24.9%
Gross profit	62.9	48.6	29.4%	32.1	51.4%
SG&A expense	31.9	27.9	14.3%	25.0	11.6%
Operating income	31.0	20.7	49.8%	7.1	191.5%
Coatings Segment
Net sales	90.4	72.1	25.4%	73.5	(1.9)%
Gross profit	29.5	17.6	67.6%	14.0	25.7%
SG&A expense	10.7	9.2	16.3%	9.8	(6.1)%
Operating income	18.8	8.4	123.8%	4.2	100.0%
Irrigation Segment
Net sales	312.8	260.4	20.1%	297.8	(12.6)%
Gross profit	73.9	61.0	21.1%	73.8	(17.3)%
SG&A expense	40.9	36.2	13.0%	38.3	(5.5)%
Operating income	33.0	24.8	33.1%	35.5	(30.1)%
Tubing Segment
Net sales	73.9	71.9	2.8%	68.7	4.7%
Gross profit	20.4	20.6	(1.0)%	20.3	1.5%
SG&A expense	5.7	6.0	(5.0)%	6.9	(13.0)%
Operating income	14.7	14.6	0.7%	13.4	9.0%
Other
Net sales	14.1	14.1	0.0%	14.2	(0.7)%
Gross profit	4.6	4.3	7.0%	4.6	(6.5)%
SG&A expense	6.8	8.4	(19.0)%	7.4	13.5%
Operating loss	(2.2)	(4.1)	46.3%	(2.8)	(46.4)%
Net corporate expense
Gross profit	(0.7)	(1.0)	30.0%	(1.6)	37.5%
SG&A expense	30.6	25.1	21.9%	17.3	45.1%
Operating loss	(31.4)	(26.1)	(20.3)%	(18.9)	(38.1)%

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED WITH FISCAL 2005

Overview

The sales increase in 2006, as compared with 2005, reflected improved sales volumes as well as sales price increases to recover increased material costs. All reportable segments contributed to the sales volume increase, with the most significant increases being realized by the Utility Support Structures, Engineered Support Structures and Irrigation segments.

The improvement in gross profit margin (gross profit as a percent of sales) in 2006 over 2005 was mainly due to stronger gross profit margins in the Coatings segment. The Utility Support Structures and Irrigation segments also recorded slightly higher gross profit margins.

Selling, general and administrative (SG&A) spending in 2006 increased over 2005 levels, mainly as a result of higher employee incentives related to improved operating performance (approximately $7.5 million), increased salary and employee benefit costs (approximately $5.9 million), higher sales commissions associated with the increased sales volumes (approximately $1.7 million) and expense related to stock options (approximately $1.4 million) that was required to be recorded under the provisions of SFAS No. 123(R), which we adopted during the first quarter of 2006. We also incurred $1.4 million more bad debt expense in 2006, as compared with 2005. Of this increase, $0.8 million related to a reversal of bad debt provision for an international irrigation receivable in 2005. All reportable segments contributed to the increased operating income in 2006, as compared with 2005.

The decrease in net interest expense in 2006, as compared with 2005, was primarily due to lower average borrowing levels this year. Average borrowing levels in 2006 were approximately $55 million lower than 2005, which resulted from operating cash inflows that were used to pay down our interest-bearing debt. The impact of lower borrowing levels on interest expense were somewhat offset by higher interest rates on our variable rate debt.

The lower effective tax rate in 2006, as compared with 2005, was due in part to $1.1 million in taxes incurred in 2005 due to repatriation of foreign earnings. We realized approximately $1.2 million in certain income tax benefits related to credits from prior tax years taken on our income tax returns in 2006. We had previously determined it was not probable that these tax benefits would be realized and therefore had not recognized these benefits in prior years. In addition, we realized an increase in the amount of our pre-tax earnings derived from foreign locations in 2006, as compared with 2005. These foreign locations generally have lower statutory income tax rates than the U.S., contributing to the overall lower effective income tax rate in 2006, as compared with 2005.

“Miscellaneous” income in 2006 was higher than 2005, due mainly to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. We realized a loss in our nonconsolidated subsidiaries in 2006, due principally to losses in our 49% owned structures operation in Mexico. The Mexican loss mainly related to adjustment of receivable and inventory valuations in the third quarter of 2006, which reduced our share of earnings from this nonconsolidated subsidiary by $2.1 million after tax. In the fourth quarter of 2006, we purchased the remaining 51% of this subsidiary for $3.9 million (net of cash acquired), plus approximately $8.8 million in interest-bearing debt and certain amounts due to the majority owner. All of the $8.8 million in assumed debts were repaid at the closing of the transaction.

Our cash flows provided by operations were $59.1 million in 2006, as compared with $133.8 million in 2005. The lower operating cash flows in 2006 resulted from increased working capital required by the increased net sales realized in 2006 and a larger share of our income tax expense that was payable in cash, as opposed to being deferred to later periods. The operating cash flow realized in 2005 in part was related to a significant inventory increase in 2004, which was related to widespread shortages in steel in 2004. Steel availability improved in 2005, which resulted in reduced inventory and, accordingly, improved operating cash flow in 2005, as compared with 2004.

Engineered Support Structures (ESS) segment

General

The sales increase in the ESS segment in 2006, as compared with 2005, was due to higher sales in all geographic regions. On a product line basis, the sales increase mainly resulted from stronger sales demand in the Lighting and Traffic and Specialty product lines. The increased gross profit of the ESS segment in 2006, as compared with 2005, was mainly related to the stronger sales and operating performance in China, due to a combination of higher sales of communication structures in China and stronger shipments of utility structures into export markets. Improved sales and gross profit margins in the North American and European lighting markets also contributed to the improvement in operating income. Operational difficulties in our North American locations that are dedicated to specialty structures negatively affected 2006 ESS segment operating income. In 2006, we incurred an aggregate of approximately $3.6 million in expenses in this product line associated with warranty claims on sign structures in North America, receivable and inventory valuation provisions and the writeoff of the Sigma trade name. In addition, segment profitability was negatively affected by approximately $1.1 million related to production equipment disposals and employee severance costs in Europe. The main reasons for the increase in SG&A expense in 2006, as compared with 2005 were increased salary and employee benefit cost expenses ($2.7 million), commissions related to higher sales volumes ($0.5 million), increased international management expenses ($1.6 million) and the writeoff of the Sigma trade name ($0.4 million) in 2006.

Lighting and Traffic Products

In North America, lighting and traffic structure sales in 2006 improved modestly over 2005. In the transportation market, while sales were essentially flat as compared with 2005, higher sales order levels achieved after the passage of U.S. highway funding legislation in the third quarter of 2005 have resulted in an increased backlog as of December 30, 2006. Commercial lighting sales volumes in 2006 were higher than 2005, as improvements in the residential and commercial construction markets resulted in higher demand for street and area lighting structures. The improvement in commercial lighting structure sales was also due to increased demand for decorative lighting structures and expanded relationships with lighting fixture manufacturers. In Europe, lighting sales in 2006 were higher than 2005, mainly due to new tramway and decorative lighting structures developed for the European market and improvement in economic conditions in our main market areas.

Specialty Products

In the specialty structures product line, the increase in 2006 sales, as compared with 2005, was mainly due to increased sales in wireless communication structures outside of North America. Sales of wireless communication structures and components in North America in 2006 were comparable to 2005. Sign structure sales in 2006 were slightly lower than 2005. Sales of wireless communication structures in China were higher in 2006, as compared with a relatively weak 2005. The Chinese wireless communication carriers are continuing their investment in structures as part of their plans to improve their coverage and increase services provided to their customers.

Utility Products

This product line includes sales of utility structures for markets outside of North America. In 2006, the sales increase as compared with 2005 was mainly due to export sales of utility structures. Our Chinese operations are an important factor in our efforts to compete effectively in these export markets. In addition, we believe China will continue to increase its investment in basic infrastructure, including electrical energy generation, transmission and distribution. Accordingly, we believe that future demand for our steel structures for these applications will grow.

Utility Support Structures segment

In the Utility Support Structures segment, the sales increase in 2006 as compared with 2005 was due to improved demand for steel and concrete electrical transmission, substation and distribution pole structures. Throughout 2005 and into 2006, our order rates for structures from utility companies and independent power producers were relatively strong, as increased emphasis on improving the electrical transmission and distribution infrastructure in the U.S. has resulted in increased demand for structures for those applications. We also believe that incentives in energy legislation enacted in 2005 have encouraged utility companies to invest in their transmission and distribution systems. All of these factors resulted in substantially improved sales orders, shipments and backlogs in 2006, as compared with 2005.

Gross profit increased at a slightly higher rate than sales in 2006, as compared with 2005. Due to the strong sales growth in this segment, we were able to realize improved factory productivity to effectively leverage our fixed factory cost structure, although gross profit margins were dampened somewhat by rising material costs applied to certain fixed price sales contracts. The growth in operating income in 2006, as compared with 2005, related mainly to the growth in sales and leverage of our fixed SG&A cost structure. The main reasons for the increased SG&A spending in 2006, as compared with 2005, were increased salary and employee benefit costs ($1.4 million) and commission expenses related to higher sales ($1.2 million). Effective November 30, 2006, we acquired the remaining 51% of the shares of our steel pole manufacturing joint venture located in Monterrey, Mexico. This operation was not consolidated in our financial statements until November 30 and did not have a significant impact on segment sales and operating income in 2006.

Coatings segment

The increase in coatings segment sales in 2006, as compared with 2005, was due to higher sales prices associated with higher zinc costs. Sales volume measured in physical volume of materials processed was up modestly from 2005. In 2006, zinc prices were volatile and increased to record levels during the year, especially early in 2006. We believe we were successful in recovering our increased zinc costs in the form of higher sales prices.

The increase in operating income in 2006, as compared with 2005, was principally due to improved production efficiencies related to zinc and facility utilization. Gross profit and operating income in 2006 also included a $1.1 million gain associated with the sale of one of our production facilities. This facility represented excess capacity for us and this sale should not affect our ability to serve our markets. The increase in SG&A spending in 2006, as compared with 2005, was primarily related to higher employee incentives associated with improved operating income.

Irrigation segment

The sales in the Irrigation segment rebounded from a weak 2005. The sales increase was due to a combination of higher sales volumes and increased selling prices to recover increased raw material costs. In North America, improving farm commodity prices and relatively dry growing conditions contributed to modestly improved demand for irrigation machines in 2006, as compared with 2005. We believe the increase in year-to-date sales of irrigation machines and service parts in 2006 over 2005 levels also resulted from an increase of equipment damaged in winter storms in late 2005. International sales in 2006 increased approximately 33% over 2005, mainly due to sales in newly-developed international markets and generally improved market conditions in Africa and Latin America over 2005.

The increase in operating income in 2006 over 2005 was the result of improved sales volumes and effective control of SG&A spending. The increase in SG&A expense from 2005 to 2006 was mainly attributable to increased employee incentives associated with improved operational performance ($2.4 million) and increased bad debts provisions of $1.4 million in 2006 over 2005. The increased bad debts provision included a $0.8 million reversal of an international accounts receivable provision that was realized in the second quarter of 2005.

Tubing segment

The increase in Tubing sales in 2006, as compared with 2005, was due to improved demand for tubing products. Despite higher sales volumes, gross profit in 2006 was essentially unchanged from 2005, due to a competitive pricing environment for certain commodity-type tubing products. SG&A spending in 2006 was lower than 2005, due to reduced employee incentives related to less operating income improvement this year.

Other

This segment includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The main reason for the improvement in operating income this year was approximately $1.1 million in improved profitability of our machine tool accessory business. Our expenses related to the development of a structure for the wind energy industry in 2006 were lower than 2005 by approximately $0.3 million. In the fourth quarter of 2006, we made the decision to suspend our efforts in this area. The main reasons for this decision was that projected economic returns for us were not sufficient to warrant further development at this time. As a result, we recorded a $0.6 million charge to operating income in the fourth quarter of 2006, related mainly to inventory valuation adjustments associated with this decision.

Net corporate expense

The increase in net corporate expenses in 2006, as compared with 2005, was mainly related to increased employee incentives due to improved earnings this year (approximately $3.8 million), increased occupancy cost related to our corporate headquarters facility ($1.5 million) and stock option expense recognized in 2006 of $0.5 million. Approximately $0.4 million of the occupancy cost increase was related to the termination of our synthetic lease on the corporate headquarters building and release of the related residual value guarantee.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Working Capital and Operating Cash Flows   Net working capital was $277.7 million at fiscal year-end 2006, as compared with $229.2 million at fiscal year-end 2005. The ratio of current assets to current liabilities was 2.28:1 as of December 30, 2006 as compared with 2.28:1 at December 31, 2005. Operating cash flow was $59.1 million in 2006, as compared with $133.8 million in 2005 and $5.2 million in 2004. The lower operating cash flows in 2006 resulted from increased working capital required by the increased net sales realized in 2006 and a larger amount of our income tax expense that was payable in cash, as opposed to being deferred to later periods.

Investing Cash Flows   Capital spending was $27.9 million in 2006, as compared with $35.1 million in 2005, and $17.2 million in 2004. The most significant capital spending projects in 2006 related to our new structures manufacturing plant in China ($3.1 million), business system investments in the ESS segment ($2.2 million), molds for the manufacture of concrete utility structures ($1.9 million) and investment in new galvanizing equipment ($1.9 million). The most significant capital expenditure in 2005 was the purchase of a corporate aircraft for $16.5 million, which replaced an aircraft that was sold for approximately $7.8 million in cash. Our depreciation and amortization expenses for 2006, 2005 and 2004 were $36.5 million, $39.4 million and $38.5 million, respectively. Throughout much of the 1990’s our capital spending was relatively high as we added manufacturing capacity in a number of areas, most notably our Irrigation segment factory in McCook, Nebraska and our Utility Support Structures factory in Jasper, Tennessee. We have not made any substantial capacity additions in the past three years, except for a new ESS segment manufacturing facility in southern China. In addition, we made a number of acquisitions from 1998 through 2006 that added capacity and allowed us to expand our market coverage. Due mainly to the large growth in the Utility Support Structures segment, we will be investing in additional manufacturing capacity for large steel poles to meet the market demand in this segment. Accordingly, our 2007 capital expenditures are estimated to be between $50 and $55 million.

We also made other investments and acquisitions over the past three years. In 2006, we invested a total of $8.6 million in our Mexican pole manufacturing joint venture, including $3.8 million (net of cash acquired) for the remaining 51% ownership in this entity. The most significant investing cash flow item in 2004 was the $125.4 million expended (net of cash acquired) related to the Newmark, Whatley and Sigma acquisitions.

Financing Cash Flows   Total interest-bearing debt decreased from $237.3 million in 2005 to $234.3 million as of December 30, 2006. Most of this decrease related to scheduled debt repayments of our existing debt, offset to a degree by increased short-term borrowing to fund working capital needs in China and to finance the acquisition of the remaining 51% of the shares of our Mexican pole structures manufacturing joint venture. The increase in interest-bearing debt in 2004 was due to our 2004 acquisitions, which totaled $138 million (including $12.6 million in debt that was assumed as part of the acquisitions).

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At December 30, 2006, our long-term debt to invested capital ratio was 31.3%, as compared with 36.2% at the end of fiscal 2005. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. While our long-term debt to capital ratio exceeded our 40% objective as a result of the Newmark acquisition in April 2004, our cash flows enabled us to reduce our long-term debt levels to under 40% of invested capital by September 2005. Dependent on our level of acquisition activity and steel industry availability and pricing issues, we expect our long-term debt to invested capital ratio to remain below 40% in 2007.

Our priorities in use of future cash flows are as follows:

•       Fund internal growth initiatives in core businesses

•       Pay down interest-bearing debt

•       Invest in acquisitions clearly connected to our core businesses or an existing competency

•       Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

Our debt financing at December 30, 2006 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $26.5 million, $18.6 million of which was unused at December 30, 2006. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At December 30, 2006 and December 31, 2005, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At December 30, 2006, we had the ability to borrow an additional $145 million under this facility.

•       Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $47.7 million at December 30, 2006. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2007 in millions are: $14.9, $20.9, and $11.9. The effective interest rate on this loan was 6.125% per annum at December 30, 2006.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 30, 2006 we were in compliance with all covenants related to these debt agreements. Based on our available credit facilities and our history of positive cash flows from operations, we believe that we have adequate liquidity to meet our needs.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 30, 2006 are summarized as follows, (in millions of dollars):

Contractual Obligations	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt	$219.8	$18.1	$35.1	$7.1	$159.5
Capital leases	1.3	0.2	0.2	0.2	0.7
Unconditional purchase obligations	71.9	68.0	3.9	—	—
Operating leases	35.2	8.1	10.0	4.9	12.2
Total contractual cash obligations	$328.2	$94.4	$49.2	$12.2	$172.4

Long-term debt principally consists of the $150 million of senior subordinated notes and the bank term loan ($47.7 million was outstanding at December 30, 2006). We had no outstanding balance on our revolving credit agreement at December 30, 2006. Obligations under these agreements could be accelerated in event of non-compliance with covenants. At December 30, 2006, we were in compliance with all debt covenants.

Capital leases relate principally to a production facility in France and office equipment. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

As of December 30, 2006 interest obligations associated with our long-term debt and capital leases were as follows (in millions of dollars):

2007	$13.9
2008-2009	24.3
2010-2011	21.7
After 2011	30.3

Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, most of which will be used in 2007. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

OFF BALANCE SHEET ARRANGEMENTS

We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 30, 2006 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2007	2008-2009	2010-2011	Thereafter
Standby Letters of Credit	$2.4	$1.8	$—	$0.6	$—
Total commercial commitments	$2.4	$1.8	$—	$0.6	$—

The above commitments are loan guarantees of a non-consolidated subsidiary in Argentina that is accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. In 2004, prices for hot-rolled steel products rose dramatically throughout much of the year. The volatility in these prices was due to such factors as fluctuations in supply, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years, especially 2005. In 2005 and 2006, zinc prices rose rapidly throughout the year, reaching record high prices in 2006. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts to mitigate the impact of rising gas prices on our operating income. In 2004, our strategies as they pertain to steel were not as effective as in the past, as suppliers discontinued fixed price contracts and consignment programs.

Risk Management

Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.4 million in 2006 and $0.5 million in 2005.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $2.6 million in 2006 and $2.2 million in 2005.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2006	2005
	(in millions)
Europe	$5.3	$3.9
Asia	3.6	2.4
South America	0.9	0.3
Mexico	1.0	0.7
South Africa	0.4	0.4

Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 25-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. Annual U.S. gas requirements are approximately 700,000 MMBtu. We have purchased swaps totaling approximately 50% of our expected 2007 U.S. requirements through February 2007. The fair value of these instruments is based on quoted market prices from the NYMEX. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 30, 2006 our market risk exposure related to future natural gas requirements being hedged was approximately $0.1 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

CRITICAL ACCOUNTING POLICIES

The following accounting policies involve judgments and estimates used in preparation of the consolidated financial statements. There is a substantial amount of management judgment used in preparing financial statements. We must make estimates on a number of items, such as provisions for bad debts, warranties, contingencies, impairments of long-lived assets, and inventory obsolescence. We base our estimates on our experience and on other assumptions that we believe are reasonable under the circumstances. Further, we re-evaluate our estimates from time to time and as circumstances change. Actual results may differ under different assumptions or conditions. The selection and application of our critical accounting policies are discussed annually with our audit committee.

Allowance for Doubtful Accounts

In determining an allowance for accounts receivable that will not ultimately be collected in full, we consider:

•       age of the accounts receivable

•       customer credit history

•       customer financial information

•       reasons for non-payment (product, service or billing issues).

If our customers’ financial condition was to deteriorate, resulting in an impairment in their ability to make payment, additional allowances may be required.

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

•       costs to correct the product problem in the field, including labor costs

•       costs for replacement parts

•       other direct costs associated with warranty claims

•       the number of product units subject to warranty claims

In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumption in our estimate is the rate we apply to those recent sales, which is based on historical claims experience. If this estimated rate changed by 50%, the impact on operating income would be approximately $1.6 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

We use the last-in first-out (LIFO) method to determine the value of the majority of our inventory. Approximately 51% of inventory is valued at the lower of cost, determined by the (LIFO) method. The remaining 49% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

In 2004 and 2006, we experienced substantially higher costs to produce inventory than in the prior respective years, due mainly to higher costs for steel, steel-related products and zinc. This resulted in higher cost of goods sold (and lower operating income) in 2006 and 2004 of approximately $8.3 million and $20.9 million, respectively, than had our entire inventory been valued on the FIFO method. The 2005 prices decreased modestly and operating income would have decreased by approximately $1.6 million had our entire inventory been valued on the FIFO method.

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

We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which coincides with our strategic planning process. We value our reporting units using after-tax cash flows from operations (less capital expenditures) discounted to present value. The key assumptions are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under SFAS No. 142, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

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

Stock Options

Our employees are periodically granted stock options by the Compensation Committee of the Board of Directors. In fiscal 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, the compensation cost of all employee stock-based compensation awards is measured based on the grant-date fair value of those awards and that cost is recorded as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The valuation of stock option awards is complex in that there are a number of variables included in the calculation of the value of a stock option award:

•       Volatility of our stock price

•       Expected term of the option

•       Expected dividend yield

•       Risk-free interest rate over the expected term

•       Expected number of options that will not vest

We have elected to use a binomial pricing model in the valuation of our stock options because we believe it provides a more accurate measure of the value of employee stock options.

The assumptions used in our valuation of stock options were as follows in 2005 and 2006:

	2005		2006
Volatility	27.00%		31.90%
Expected term from vesting date	2.7.	yrs	3.1	yrs.
Risk-free interest rate	4.40%		4.72%
Dividend yield	1.51%		1.21%

These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of option holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables will result in different option valuations and, therefore, different amounts of compensation cost. The per share value of options granted in 2006 was $3.46 higher using the 2006 assumptions, than if the 2005 assumptions had been used.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Future taxable income expectations and tax-planning strategies are considered in assessing the need for the valuation allowance. If a deferred tax asset is estimated to be not fully realizable in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net income in the period the determination was made. Likewise, if we subsequently determine that we would be able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 30, 2006, we had approximately $8.0 million in deferred tax assets related mainly to operating and tax credit carryforwards, with a valuation allowance of $3.8 million. In 2006, we removed $0.2 million of prior valuation allowances (and, accordingly, reduced our income tax expense), because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. If these circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. At December 30, 2006, we had deferred tax assets of $0.8 million related to nonconsolidated subsidiaries. These deferred tax assets relate to operating loss carryforwards. We do not believe that the future earnings prospects of these entities will be adequate (on a “more likely than not basis”) to utilize these carryforwards before they expire. Accordingly, these deferred tax assets have been fully offset by a valuation adjustment.

We are subject to examination by taxing authorities in the various countries in which we operate. The tax years subject to examination vary by jurisdiction. We regularly consider the likelihood of additional income tax assessments in each of these taxing jurisdictions based on our experiences related to prior audits and our understanding of the facts and circumstances of the related tax issues. We include in current income tax expense any changes to accruals for potential tax deficiencies. If our judgments related to tax deficiencies are different than actual experience, our income tax expense could increase or decrease in a given fiscal period.

Recently Issued Accounting Pronouncements

FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes guidance regarding the recognition and measurement of a tax position taken or expected to be taken on an income tax return. The recognition threshold will require us to determine whether it is more likely than not that a given tax position will be sustained upon examination by the relevant taxing authority. If the tax position in question meets the recognition threshold, the position is measured at the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for us beginning in the first quarter of 2007. Upon adoption, we anticipate that the total amount of accrued tax liabilities will increase by up to $0.8 million. This change will be a reduction to the January 1, 2007 balance of retained earnings. These estimates include accrued interest and penalties related to unrecognized tax benefits.

SFAS 157

In September 2006, the FASB issued Statement 157 (“SFAS No. 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS No. 157 will be effective at the beginning of our 2008 fiscal year. We are currently assessing the effect of this pronouncement on the consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required is included under the captioned paragraph, “Risk Management” on page 38-39 of this report.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 26, 2007

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three-year period ended December 30, 2006
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Net sales	$1,281,281	$1,108,100	$1,031,475
Cost of sales	954,555	829,805	785,553
Gross profit	326,726	278,295	245,922
Selling, general and administrative expenses	216,641	195,432	175,810
Operating income	110,085	82,863	70,112
Other income (deductions):
Interest expense	(17,124)	(19,498)	(16,073)
Interest income	1,984	1,810	1,333
Debt prepayment expenses	—	—	(9,860)
Miscellaneous	1,374	(802)	(679)
	(13,766)	(18,490)	(25,279)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	96,319	64,373	44,833
Income tax expense (benefit):
Current	41,847	26,294	20,828
Deferred	(11,027)	(1,946)	(4,701)
	30,820	24,348	16,127
Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	65,499	40,025	28,706
Minority interest	(1,290)	(1,052)	(2,397)
Equity in earnings/(losses) of nonconsolidated subsidiaries	(2,665)	106	572
Net earnings	$61,544	$39,079	$26,881
Earnings per share:
Basic	$2.44	$1.61	$1.13
Diluted	$2.38	$1.54	$1.10
Cash dividends per share	$0.370	$0.335	$0.320

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 30, 2006 and December 31, 2005
(Dollars in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,504	$46,867
Receivables, less allowance for doubtful receivables of $5,952 in 2006 and $5,323 in 2005	213,660	180,969
Inventories	194,278	158,327
Prepaid expenses	6,086	7,643
Refundable and deferred income taxes	17,130	14,506
Total current assets	494,658	408,312
Property, plant and equipment, at cost	522,244	489,660
Less accumulated depreciation and amortization	321,634	294,984
Net property, plant and equipment	200,610	194,676
Goodwill	108,328	106,695
Other intangible assets	56,333	60,140
Other assets	32,381	32,219
Total assets	$892,310	$802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$18,353	$13,583
Notes payable to banks	13,114	4,918
Accounts payable	103,319	90,674
Accrued expenses	79,699	67,869
Dividends payable	2,437	2,107
Total current liabilities	216,922	179,151
Deferred income taxes	34,985	43,199
Long-term debt, excluding current installments	202,784	218,757
Other noncurrent liabilities	28,049	24,889
Minority interest in consolidated subsidiaries	8,289	7,371
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	405,567	357,025
Accumulated other comprehensive (loss) income	3,626	(2,521)
Less:
Cost of common shares in treasury 2,266,388 in 2006 (3,135,338 shares in 2005)	35,812	50,067
Unearned restricted stock (154,666 shares in 2005)	—	3,662
Total shareholders’ equity	401,281	328,675
Total liabilities and shareholders’ equity	$892,310	$802,042

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 30, 2006
(Dollars in thousands)

	2006	2005	2004
Cash flows from operations:
Net earnings	$61,544	$39,079	$26,881
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	36,541	39,392	38,460
Stock-based compensation	2,598	646	473
Loss (gain) on sale of property, plant and equipment	(346)	827	1,127
Equity in (earnings)/losses in nonconsolidated subsidiaries	2,665	(106)	(572)
Minority interest in net earnings of consolidated subsidiaries	1,290	1,052	2,397
Deferred income taxes	(11,027)	(1,946)	(4,701)
Other adjustments	78	2,186	2,131
Changes in assets and liabilities, before acquisitions:
Receivables	(25,484)	4,058	(13,253)
Inventories	(28,621)	24,892	(48,889)
Prepaid expenses	4,541	1,600	1,469
Accounts payable	7,974	8,397	(4,470)
Accrued expenses	8,996	2,527	5,987
Other noncurrent liabilities	569	234	718
Income taxes payable/refundable	(2,188)	10,939	(2,593)
Net cash flows from operations	59,130	133,777	5,165
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,898)	(35,119)	(17,182)
Investments in and advances to nonconsolidated subsidiary	(4,824)	—	(2,450)
Acquisitions, net of cash acquired	(3,861)	—	(125,446)
Dividends to minority interests	(451)	(2,066)	(1,796)
Proceeds from sale of property, plant and equipment	3,449	8,549	2,333
Other, net	(3,150)	(1,718)	(6,132)
Net cash flows from investing activities	(36,735)	(30,354)	(150,673)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	1,196	450	(22,495)
Proceeds from long-term borrowings	619	16,681	263,171
Principal payments on long-term obligations	(11,822)	(107,107)	(91,365)
Dividends paid	(9,088)	(8,040)	(7,654)
Proceeds from exercises under stock plans	28,830	14,099	6,305
Excess tax benefits from stock option exercises	17,502	—	—
Fees paid to issue debt	—	—	(5,520)
Sale of treasury shares	400	—	—
Purchase of common treasury shares:
Stock plan exercises	(34,583)	(9,912)	(2,701)
Net cash flows from financing activities	(6,946)	(93,829)	139,741
Effect of exchange rate changes on cash and cash equivalents	1,188	(180)	1,650
Net change in cash and cash equivalents	16,637	9,414	(4,117)
Cash and cash equivalents—beginning of year	46,867	37,453	41,570
Cash and cash equivalents—end of year	$63,504	$46,867	$37,453

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 30, 2006
(Dollars in thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned restricted stock	Total shareholders’ equity
Balance at December 27, 2003	$27,900	$—	$306,920	$(2,147)	$(65,975)	$(1,204)	$265,494
Comprehensive income:
Net earnings	—	—	26,881	—	—	—	26,881
Net derivative adjustment	—	—	—	(112)	—	—	(112)
Currency translation adjustment	—	—	—	5,758	—	—	5,758
Total comprehensive income	—	—	—	—	—	—	32,527
Cash dividends ($0.32 per share)	—	—	(7,665)	—	—	—	(7,665)
Purchase of treasury shares:
Stock plan exercises, 123,497 shares	—	—	—	—	(2,701)	—	(2,701)
Stock options exercised; 397,238 shares issued	—	(1,344)	(1,388)	—	9,037	—	6,305
Tax benefit from exercise of stock options	—	1,091	—	—	—	—	1,091
Stock awards; 63,333 shares issued	—	253	—	—	439	(1,088)	(396)
Balance at December 25, 2004	27,900	—	324,748	3,499	(59,200)	(2,292)	294,655
Comprehensive income:
Net earnings	—	—	39,079	—	—	—	39,079
Net derivative adjustment	—	—	—	112	—	—	112
Currency translation adjustment	—	—	—	(6,132)	—	—	(6,132)
Total comprehensive income	—	—	—	—	—	—	33,059
Cash dividends ($0.335 per share)	—	—	(8,215)	—	—	—	(8,215)
Purchase of treasury shares:
Stock plan exercises, 337,545 shares	—	—	—	—	(9,912)	—	(9,912)
Stock options exercised; 858,588 shares issued	—	(6,584)	1,413	—	19,270	—	14,099
Tax benefit from exercise of stock options	—	4,037	—	—	—	—	4,037
Stock awards; 71,595 shares issued	—	2,547	—	—	(225)	(1,370)	952
Balance at December 31, 2005	27,900	—	357,025	(2,521)	(50,067)	(3,662)	328,675
Comprehensive income:
Net earnings	—	—	61,544	—	—	—	61,544
Currency translation adjustment	—	—	—	6,147	—	—	6,147
Total comprehensive income	—	—	—	—	—	—	67,691
Cash dividends ($0.370 per share)	—	—	(9,436)	—	—	—	(9,436)
Adoption of SFAS No. 123R	—	(3,662)	—	—	—	3,662	—
Sale of 7,180 treasury shares	—	—	—	—	400	—	400
Purchase of treasury shares:
Stock plan exercises, 693,601 shares	—	—	—	—	(34,583)	—	(34,583)
Stock options exercised; 1,505,668 shares issued	—	(13,443)	(3,566)	—	45,839	—	28,830
Tax benefit from exercise of stock options	—	17,502	—	—	—	—	17,502
Stock option expense	—	1,421	—	—	—	—	1,421
Stock awards; 45,540 shares issued	—	(1,818)	—	—	2,599	—	781
Balance at December 30, 2006	$27,900	$—	$405,567	$3,626	$(35,812)	$—	$401,281

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three-year period ended December 30, 2006
(Dollars in thousands, except per share amounts)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates are accounted for by the equity method and investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated. Certain 2005 and 2004 items have been reclassified to conform to the 2006 presentation.

Cash overdrafts

Cash book overdrafts totaling $12,863 and $7,243 were classified as accounts payable at December 30, 2006 and December 31, 2005, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

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

In addition to these five reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales. These businesses include the machine tool accessories and industrial fasteners businesses and expenses related to the development of structures for the wind energy industry. In late 2006, the Company decided to suspend its efforts related to the wind energy industry.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal year ended December 30, 2006 consisted of 52 weeks. The Company’s fiscal year ended December 31, 2005 consisted of 53 weeks and December 25, 2004 consisted of 52 weeks. The estimated impact on the Company’s results of operations due to the extra week in fiscal

2005 was additional net sales of approximately $17 million and additional net earnings of approximately $1 million.

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

The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year. Reporting units are evaluated using after-tax cash flows from operations (less capital expenditures) discounted to present value. Indefinite-lived intangible assets are separately assessed from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite-lived intangible asset change materially before the annual impairment testing, the reporting unit or asset is evaluated for potential impairment.

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

Accumulated Other Comprehensive Income (Loss)

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Cumulative translation adjustment is the only component of “Accumulated other comprehensive income (loss)”.

Revenue Recognition

Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions exist only in the design stage of our products. No general rights of return exist for customers once the product has been delivered. Shipping and handling costs associated with sales are recorded as cost of good sold. Sales discounts and rebates are estimated based on past experience and are recorded as a reduction of net sales in the period in which the sale is recognized.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Stock Options

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 30, 2006, 1,187,854 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the fifty-two weeks ended December 30, 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to December 31, 2005, and amortization related to new awards granted after January 1, 2006. Accordingly, the Company recorded $1,421 of compensation expense (included in selling, general and administrative expenses) related to stock options for the fiscal year ended December 30, 2006. The associated tax benefit recorded was $547. Prior to the adoption of SFAS No. 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. Note 10 to the Consolidated Financial Statements provides a detailed discussion of the Company’s stock option plans.

	2005	2004
Net earnings as reported	$39,079	$26,881
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	457	330
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,393	1,969
Pro forma	$38,143	$25,242
Earnings per share as reported:
Basic	$1.61	$1.13
Diluted	$1.54	$1.10
Pro forma:
Basic	$1.57	$1.06
Diluted	$1.50	$1.03

The fair value of each option grant commencing with grants made in 2006 was estimated as of the date of grant using a binomial option pricing model. The Company used the Black-Scholes option-pricing model to calculate the fair value of stock options granted in the 2005 and 2004 fiscal years. The following weighted-average assumptions used for grants in 2006, 2005 and 2004 were as follows:

	2006		2005		2004
Expected volatility	32%		27%		29%
Risk-free interest rate	4.72%		4.40%		3.01%
Expected life from vesting date	3.1	yrs.	2.7	yrs.	2.3	yrs.
Dividend yield	1.21%		1.51%		1.51%

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes guidance regarding the recognition and measurement of a tax position taken or expected to be taken on an income tax return. The recognition threshold will require the Company to determine whether it is more likely than not that a given tax position will be sustained upon examination by the relevant taxing authority. If the tax position in question meets the recognition threshold, the position is measured at the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement of a tax position. The interpretation is effective for the Company in the first quarter of fiscal 2007. Upon adoption, the total amount of accrued tax liabilities will increase by up to $0.8 million. This change will be a reduction to the January 1, 2007 balance of retained earnings. These estimates include accrued interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued Statement 157 (“SFAS No. 157”), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS No. 157 will be effective at the beginning of our 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

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

Effective March 31, 2005, the Company increased its ownership percentage in its Brazilian Irrigation segment joint venture from 70% to 90%. The additional ownership percentage was purchased from its minority shareholder at a cost of $5,031, the payment of which was made subsequent to December 30, 2006. Goodwill of $1,270 was recognized as part of the purchase price allocation and was assigned to the Irrigation segment. The acquisition was made pursuant to a put option exercise by the other venturer.

Effective November 30, 2006, the Company increased its ownership interest in a steel pole manufacturing operation located in Monterrey, Mexico from 49% to 100%. The additional ownership interest was purchased from the majority owner at a cost of $3,861, net of cash acquired. As a part of the acquisition, the Company also assumed certain interest-bearing debts and other amounts due to the majority owner totaling $8.8 million. These debts were repaid by the Company at the time the acquisition closed. The purchase price of the acquisition included $250 of transaction costs. Goodwill of $1,437 was recognized as part of the purchase price allocation and was assigned to the Utility Support Structures segment. The acquisition was made primarily to acquire manufacturing capacity to serve the utility industry in the United States.

(3)          CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2006	2005	2004
Interest	$17,151	$19,303	$14,995
Income taxes	26,773	15,506	21,533

(4)          INVENTORIES

Approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 30, 2006 and December 31, 2005. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $37,400 and $29,100 at December 30, 2006 and December 31, 2005, respectively.

Inventories consisted of the following:

	2006	2005
Raw materials and purchased parts	$132,988	$97,606
Work-in-process	20,825	19,419
Finished goods and manufactured goods	77,817	70,377
Subtotal	231,630	187,402
Less: LIFO reserve	37,352	29,075
	$194,278	$158,327

(5)          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of the following:

	2006	2005
Land and improvements	$26,129	$22,288
Buildings and improvements	136,116	130,965
Machinery and equipment	269,822	254,935
Transportation equipment	23,926	23,743
Office furniture and equipment	52,276	50,783
Construction in progress	13,975	6,946
	$522,244	$489,660

The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $10,530, $10,648, and $8,986 for fiscal 2006, 2005, and 2004, respectively.

Minimum lease payments under operating leases expiring subsequent to December 30, 2006 are:

Fiscal year ending
2007	$8,136
2008	6,106
2009	3,848
2010	2,774
2011	2,186
Subsequent	12,172
Total minimum lease payments	$35,222

(6)          GOODWILL AND INTANGIBLE ASSETS

The Company’s annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2006. As a result of that testing, it was determined the goodwill and other intangible assets on the Company’s Consolidated Balance Sheet were not impaired.

Amortized Intangible Assets

The components of amortized intangible assets at December 30, 2006 and December 31, 2005 were as follows:

	As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$10,737	18 years
Proprietary Software & Database	2,609	2,021	6 years
Patents & Proprietary Technology	2,839	517	14 years
Non-compete Agreements	331	165	5 years
	$53,912	$13,440

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$7,819	18 years
Proprietary Software & Database	2,609	1,802	6 years
Patents & Proprietary Technology	2,839	319	14 years
Non-compete Agreements	331	98	5 years
	$53,912	$10,038

Amortization expense for intangible assets was $3,402, $3,639, and $2,856 for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2007	3,321
2008	3,321
2009	3,289
2010	3,255
2011	3,255

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.

Non-amortized intangible assets

Under the provisions of SFAS No. 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111, respectively. The Newmark trade name arose from a 2004 acquisition and the PiRod trade name arose from a 2001 acquisition. The values of these trade names have not changed in the fifty-two weeks ended December 30, 2006.

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

In addition, the Company acquired the Sigma trade name as part of the acquisition of Sigma’s assets in 2004 and recorded an associated indefinite-lived intangible asset of $405. In 2006, the Company determined it would no longer use the Sigma trade name and, accordingly, a complete impairment of the $405 value assigned to the Sigma trade name was recorded in 2006.

Goodwill

The carrying amount of goodwill by segment as of December 30, 2006 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695
Acquisitions	—	1,437	—	—	—	1,437
Foreign currency translation	196	—	—	—	—	196
Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328

In November 2006, the Company acquired additional ownership in a manufacturing operation located in Monterrey, Mexico, resulting in a $1,437 increase of goodwill in the Utility Segment.

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

(7)          BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings totaling $26,513. As of December 30, 2006, $7,884 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The unused borrowings under the lines of credit were $18,629 at December 30, 2006. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 4.26% at December 30, 2006, and 2.875% at December 31, 2005.

(8)          INCOME TAXES

Income tax expense (benefit) consists of:

	2006	2005	2004
Current:
Federal	$29,030	$17,205	$12,725
State	2,957	1,702	1,206
Foreign	9,860	7,387	6,897
	$41,847	$26,294	$20,828
Deferred:
Federal	$(9,088)	$(593)	$(3,994)
State	(598)	(349)	(199)
Foreign	(1,341)	(1,004)	(508)
	(11,027)	(1,946)	(4,701)
	$30,820	$24,348	$16,127

The reconciliations of the statutory Federal income tax rate and the effective tax rate follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1%	2.5%	2.7%
Carryforwards, credits and changes in valuation allowances	(0.6)%	(0.5)%	(2.0)%
Foreign dividend repatriation	—	1.7%	—
Foreign tax rate differences	(4.1)%	(2.4)%	(2.0)%
Other	(1.4)%	1.5%	2.3%
	32.0%	37.8%	36.0%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2006	2005
Deferred income tax assets:
Accrued expenses and allowances	$5,088	$4,789
Accrued insurance	2,576	2,478
Tax credit and net operating loss carryforwards	8,034	3,831
Inventory allowances	5,181	3,992
Accrued warranty	1,513	1,318
Deferred compensation	14,346	11,152
Nonconsolidated subsidiaries	848	2,075
Gross deferred income tax assets	37,586	29,635
Valuation allowance	(3,844)	(4,397)
Net deferred income tax assets	$33,742	$25,238
Deferred income tax liabilities:
Property, plant and equipment	$19,720	$22,958
Intangible assets	22,328	22,016
Lease transactions	—	2,498
Other liabilities	4,689	6,459
Total deferred income tax liabilities	46,737	53,931
Net deferred income tax liabilities	$12,995	$28,693

At December 30, 2006 and December 31, 2005, net deferred tax assets of $21,990 and $14,506, respectively, are included in refundable and deferred income taxes ($17,130 at December 30,2006 and $14,506 at December 31, 2005) and other assets ($4,860 at December 30, 2006 and $0 at December 31, 2005). At December 30, 2006 and December 31, 2005, net deferred tax liabilities of $34,985 and $43,199, respectively, are included in deferred income taxes.

At December 30, 2006 and at December 31, 2005, management of the Company reviewed recent operating results and projected future operating results. The Company’s belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The currency translation adjustments in “Accumulated other comprehensive income (loss)” are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company’s foreign subsidiaries (approximately $53,527 at December 30, 2006 and $17,669 at December 31, 2005, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The company elected to apply the provision to qualifying earnings repatriations in fiscal 2005. The 2005 repatriation and related income tax expense was $17,027 and $1,113, respectively.

The Company is subject to examination by the Internal Revenue Service, by states in which the Company has significant business operations, and by other taxing authorities, including those in foreign countries. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current income tax expense are changes to accruals for probable tax contingencies in accordance with SFAS No. 5. At December 30, 2006, the tax years of 2003 through 2006 were open for potential examination by the United States Internal Revenue Service.

(9)          LONG-TERM DEBT

	2006	2005
6.875% Senior Subordinated Notes(a)	$150,000	$150,000
Term Loan(b)	47,692	58,125
Revolving credit agreement(c)	—	—
6.91% secured loan(d)	8,477	9,004
IDR Bonds(e)	8,500	8,500
3.00% to 8.75% notes	6,468	6,711
Total long-term debt	221,137	232,340
Less current installments of long-term debt	18,353	13,583
Long-term debt, excluding current installments	$202,784	$218,757

(a)           The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. The notes may be repurchased starting in May 2009 at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

(b)          The term loan is with a group of banks and is unsecured. Quarterly principal payments are due beginning in 2005 through 2009. The term loan interest accrues at the Company’s option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points depending on the Company’s ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). This loan may be prepaid at any time without penalty. The effective interest rates at December 30, 2006 and December 31, 2005 were 6.125% and 5.1875%, respectively.

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

(e)           The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 30, 2006 and December 31, 2005 were 3.97% and 3.57%, respectively.

The lending agreements place certain restrictions on working capital, capital expenditures, payment of dividends, purchase of Company stock and additional borrowings. The Company is in compliance with all debt covenants at December 30, 2006.

The minimum aggregate maturities of long-term debt for each of the four years following 2007 are: $22,080, $13,179, $6,953 and $314.

(10)   STOCK PLANS

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 30, 2006, 1,187,854 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company’s policy is to record the fair value of the option to selling, general and administrative expense on a straight-line basis over the requisite service period.

On January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS No. 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the year ended December 30, 2006 includes amortization related to the remaining unvested portion of stock options granted prior to January 1, 2006, and amortization related to stock options granted on or after January 1, 2006. At December 30, 2006, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.7 years, was approximately $4,000.

Upon adoption of SFAS No. 123R, the Company changed its method of valuation for share-based awards granted beginning in 2006 to a binomial option pricing model from the Black-Scholes-Merton option pricing model which was previously used for the Company’s pro forma information required under SFAS No. 123. The fair value of each option grant made in 2006 was estimated using the following assumptions:

Expected volatility	31.90%
Risk-free interest rate	4.72%
Expected life from vesting date	3.10	yrs.
Dividend yield	1.21%

As a result of adopting SFAS No. 123R, earnings before income taxes included $1,421 of share-based compensation expense related to stock options, with associated tax benefit of $547 for the year ended December 30, 2006, respectively. Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $17,502 was classified as a financing cash flow for the year ended December 30, 2006.

Following is a summary of the activity of the stock plans during 2004, 2005 and 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 27, 2003	3,539,847	$18.15
Granted	336,004	24.11
Exercised	(397,238)	(16.04)
Forfeited	(70,863)	(23.98)
Outstanding at December 25, 2004	3,407,750	$18.86
Options exercisable at December 25, 2004	2,740,247	$17.86
Weighted average fair value of options granted during 2004		$5.98

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2004	3,407,750	$18.86
Granted	256,150	32.26
Exercised	(858,588)	(16.42)
Forfeited	(135,218)	(22.22)
Outstanding at December 31, 2005	2,670,094	$20.76
Options exercisable at December 31, 2005	2,191,635	$19.12
Weighted average fair value of options granted during 2005		$8.20

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	170,005	55.84
Exercised	(1,505,668)	(18.96)
Forfeited	(48,829)	(26.14)
Outstanding at December 30, 2006	1,285,602	$27.31	5.57	$36,429
Options vested or expected to vest at December 30, 2006	1,255,921	$26.93	5.40	$36,046
Options exercisable at December 30, 2006	890,885	$21.28	5.11	$30,479
Weighted average fair value of options granted during 2006		$16.73

Following is a summary of the status of stock options outstanding at December 30, 2006:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91 – 19.75	337,998	3.73 years	$16.67	337,998	$16.67
19.97 – 23.46	370,244	5.27 years	21.84	330,244	21.84
23.58 – 34.33	407,355	6.86 years	29.18	222,643	27.43
36.85 – 56.98	170,005	6.81 years	55.78	—	—
	1,285,602			890,885

In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2006, 2005 and 2004, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2006	2005	2004
Shares issued	43,485	70,700	66,883
Weighted-average per share price on grant date	$55.34	$32.08	$24.02
Compensation expense	$1,177	$729	$532

At December 30, 2006 the amount of deferred stock-based compensation granted, to be recognized over future periods, was approximately $5,482. Beginning January 1, 2006, the unamortized balance of the non-vested share awards is a component of retained earnings. At December 31, 2005, this unamortized balance was shown as a separate component of shareholders’ equity.

(11)   EARNINGS PER SHARE

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2006:
Net earnings	$61,544	—	$61,544
Shares outstanding (000’s)	25,197	666	25,863
Per share amount	$2.44	$0.04	$2.38
2005:
Net earnings	$39,079	$—	$39,079
Shares outstanding (000’s)	24,287	1,080	25,367
Per share amount	$1.61	$0.07	$1.54
2004:
Net earnings	$26,881	$—	$26,881
Shares outstanding (000’s)	23,889	631	24,520
Per share amount	$1.13	$0.03	$1.10

At the end of fiscal years 2006, 2005, and 2004, there were 0.1 million, 0.3 million, and 0.1 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of shares contingently issuable upon exercise of the options.

(12)   TREASURY STOCK

Repurchased shares are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity.” When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to “Additional Paid-In Capital.”

(13)   EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 15% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan. The 2006, 2005 and 2004 Company contributions to these plans amounted to approximately $6,700, $5,400, and $4,700 respectively.

The Company also offers a fully-funded, non-qualified deferred defined contribution plan for certain Company executives who otherwise would be limited in making pretax contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $20.1 million and $14.5 million at December 30, 2006 and December 31, 2005, respectively. Such amounts are included in “Other assets” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

As a result of a settlement related to a retirement plan of a former subsidiary, the Company recorded $1.1 million additional income included in “Miscellaneous” in the Consolidated Statement of Operations for the fifty-two weeks ended December 30, 2006.

(14)   RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Operations. Research and development expenses were approximately $5,800 in 2006, $6,400 in 2005, and $5,500 in 2004.

(15)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 30, 2006, the carrying amount of the Company’s long-term debt was $221,137 with an estimated fair value of approximately $221,884. At December 31, 2005, the carrying amount of the Company’s long-term debt was $232,340 with an estimated fair value of approximately $233,881.

(16)   GUARANTEES

The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 30, 2006, the maximum amount of the guarantee was approximately $2.4 million. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of this guarantees of $0.1 million in “Accrued expenses” at December 30, 2006 and December 31, 2005.

At December 31, 2005, the Company guaranteed the repayment of a bank loan of its Mexican nonconsolidated joint venture. The Company recorded the fair value of this guarantee of $1 million as part of “Other noncurrent liabilities” in its consolidated balance sheet at December 31, 2005. In 2006, as part of its purchase of the remainder of the shares of this joint venture, the bank loan was repaid and the guarantee released. At December 31, 2005, the Company had a residual value guarantee related to a synthetic lease on its corporate headquarters building. The value of that guarantee was $1.0 million at December 31, 2005 and was recorded as part of “Other noncurrent liabilities” on its December 31, 2005 balance sheet. In 2006, the building was sold and the Company’s residual value guarantee was released.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Changes in the product warranty accrual for the years ended December 30, 2006 and December 31, 2005 were as follows:

	2006	2005
Balance, beginning of period	$6,646	$6,285
Payments made	(9,393)	(8,330)
Change in liability for warranties issued during the period	9,621	8,328
Change in liability for pre-existing warranties	(170)	363
Balance, end of period	$6,704	$6,646

(17)   BUSINESS SEGMENTS

The Company aggregates its operating segments into five reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars. Figures for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

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

In addition to these five reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the machine tool accessories and industrial fasteners businesses and the development of structures for the wind energy industry and are reported in the “Other” category. In late 2006, the Company decided to suspend its efforts related to the wind energy industry.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

Summary by Business Segments

	2006	2005	2004
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$390,265	$367,846	$341,421
Specialty	112,067	99,991	92,281
Utility	30,688	24,278	14,891
Engineered Support Structures segment	533,020	492,115	448,593
Utility Support Structures segment:
Steel	206,580	156,502	136,313
Concrete	76,249	65,971	48,695
Utility Support Structures segment	282,829	222,473	185,008
Coatings segment	113,238	87,110	88,080
Irrigation segment	312,852	260,359	297,985
Tubing segment	89,706	86,891	83,398
Other	18,567	18,400	17,976
Total	1,350,212	1,167,348	1,121,040
INTERSEGMENT SALES:
Engineered Support Structures	23,736	21,451	46,567
Utility Support Structures	1,992	3,573	9,733
Coatings	22,790	14,968	14,569
Irrigation	76	17	175
Tubing	15,854	14,948	14,765
Other	4,483	4,291	3,756
Total	68,931	59,248	89,565
NET SALES:
Engineered Support Structures segment	509,284	470,664	402,026
Utility Support Structures segment	280,837	218,900	175,275
Coatings segment	90,448	72,142	73,511
Irrigation segment	312,776	260,342	297,810
Tubing segment	73,852	71,943	68,633
Other	14,084	14,109	14,220
Total	$1,281,281	$1,108,100	$1,031,475

	2006	2005	2004
OPERATING INCOME (LOSS):
Engineered Support Structures segment	$46,194	$44,588	$31,607
Utility Support Structures segment	31,038	20,632	7,145
Coatings segment	18,759	8,452	4,231
Irrigation segment	32,961	24,830	35,442
Tubing segment	14,704	14,543	13,408
Other.	(2,175)	(4,062)	(2,837)
Corporate	(31,396)	(26,120)	(18,884)
Total	110,085	82,863	70,112
Interest expense, net	(15,140)	(17,688)	(14,740)
Debt prepayment expense	—	—	(9,860)
Miscellaneous	1,374	(802)	(679)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	$96,319	$64,373	$44,833
TOTAL ASSETS:
Engineered Support Structures	$308,567	$285,639	$296,729
Utility Support Structures	238,858	215,539	225,314
Coatings	95,114	83,486	83,195
Irrigation	133,811	118,914	143,927
Tubing	28,359	23,146	31,606
Other	9,879	9,864	9,023
Corporate	77,722	65,454	53,557
Total	$892,310	$802,042	$843,351

	2006	2005	2004
CAPITAL EXPENDITURES:
Engineered Support Structures	$13,079	$11,038	$6,288
Utility Support Structures	5,134	2,329	4,061
Coatings	4,112	2,792	1,484
Irrigation	2,227	1,349	2,922
Tubing	2,300	728	1,211
Other	467	360	415
Corporate	579	16,523	801
Total	$27,898	$35,119	$17,182
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$13,618	$13,518	$13,445
Utility Support Structures	7,938	8,024	6,733
Coatings	3,077	3,919	4,690
Irrigation	6,824	7,471	7,729
Tubing	1,858	2,043	1,968
Other	563	466	670
Corporate	2,663	3,951	3,225
Total	$36,541	$39,392	$38,460

Summary by Geographical Area by Location of Valmont Facilities:

	2006	2005	2004
NET SALES:
United States	$1,013,691	$865,871	$800,015
France	87,098	76,180	67,323
China	56,722	54,497	45,400
Other	123,770	111,552	118,737
Total	$1,281,281	$1,108,100	$1,031,475
OPERATING INCOME:
United States	$77,595	$60,513	$49,222
France	8,893	4,268	1,338
China	13,295	6,900	6,525
Other	10,302	11,182	13,027
Total	$110,085	$82,863	$70,112
LONG-LIVED ASSETS:
United States	$359,092	$363,220	$372,246
France	10,744	9,838	12,451
China	11,853	8,831	5,997
Other	15,963	11,841	16,909
Total	$397,652	$393,730	$407,603

No single customer accounted for more than 10% of net sales in 2006, 2005, or 2004. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company’s net sales.

Operating income by business segment and geographical areas are based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other operating units of the company.

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, other intangible assets and other assets. Long-lived assets by geographical area are based on location of facilities.

(18)   GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

Consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Consolidated Statements of Operations
For the Year ended December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$785,173	$229,689	$348,512	$(82,093)	$1,281,281
Cost of sales	600,109	178,222	258,617	(82,393)	954,555
Gross profit	185,064	51,467	89,895	300	326,726
Selling, general and administrative expenses	121,063	33,100	62,478	—	216,641
Operating income	64,001	18,367	27,417	300	110,085
Other income (deductions):
Interest expense	(16,152)	(8)	(1,116)	152	(17,124)
Interest income	539	219	1,378	(152)	1,984
Miscellaneous	1,091	55	228	—	1,374
	(14,522)	266	490	—	(13,766)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	49,479	18,633	27,907	300	96,319
Income tax expense:
Current	25,533	7,991	8,323	—	41,847
Deferred	(7,693)	(787)	(2,547)	—	(11,027)
	17,840	7,204	5,776	—	30,820
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	31,639	11,429	22,131	300	65,499
Minority interest	—	—	(1,290)	—	(1,290)
Equity in earnings/(losses) of nonconsolidated subsidiaries	29,605	—	279	(32,549)	(2,665)
Net earnings	$61,244	$11,429	$21,120	$(32,249)	$61,544

Consolidated Statements of Operations
For the Year ended December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$667,640	$205,222	$306,647	$(71,409)	$1,108,100
Cost of sales	510,009	163,715	227,814	(71,733)	829,805
Gross profit	157,631	41,507	78,833	324	278,295
Selling, general and administrative expenses	109,148	31,231	55,053	—	195,432
Operating income	48,483	10,276	23,780	324	82,863
Other income (deductions):
Interest expense	(18,592)	(22)	(941)	57	(19,498)
Interest income	121	20	1,726	(57)	1,810
Miscellaneous	(213)	40	(629)	—	(802)
	(18,684)	38	156	—	(18,490)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	29,799	10,314	23,936	324	64,373
Income tax expense:
Current	13,519	4,060	8,715	—	26,294
Deferred	(599)	92	(1,439)	—	(1,946)
	12,920	4,152	7,276	—	24,348
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	16,879	6,162	16,660	324	40,025
Minority interest	—	—	(1,052)	—	(1,052)
Equity in earnings/(losses) of nonconsolidated subsidiaries	21,876	—	13	(21,783)	106
Net earnings	$38,755	$6,162	$15,621	$(21,459)	$39,079

Consolidated Statements of Operations
For the Year ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$638,802	$168,019	$297,059	$(72,405)	$1,031,475
Cost of sales	497,319	137,027	222,955	(71,748)	785,553
Gross profit	141,483	30,992	74,104	(657)	245,922
Selling, general and administrative expenses	100,374	25,003	50,433	—	175,810
Operating income	41,109	5,989	23,671	(657)	70,112
Other income (deductions):
Interest expense	(15,048)	(19)	(1,132)	126	(16,073)
Interest income	159	4	1,296	(126)	1,333
Debt prepayment expenses	(9,860)	—	—	—	(9,860)
Miscellaneous	7	(1,919)	1,233	—	(679)
	(24,742)	(1,934)	1,397	—	(25,279)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	16,367	4,055	25,068	(657)	44,833
Income tax expense:
Current	9,345	2,188	9,295	—	20,828
Deferred	(3,036)	(544)	(1,121)	—	(4,701)
	6,309	1,644	8,174	—	16,127
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	10,058	2,411	16,894	(657)	28,706
Minority interest	—	—	(2,397)	—	(2,397)
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,480	—	30	(16,938)	572
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881

CONSOLIDATED BALANCE SHEETS
December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,438	$2,962	$35,104	$—	$63,504
Receivables, net	88,295	32,836	92,577	(48)	213,660
Inventories	84,073	46,539	63,666	—	194,278
Prepaid expenses	2,368	422	3,296	—	6,086
Refundable and deferred income taxes	9,791	3,323	4,016	—	17,130
Total current assets	209,965	86,082	198,659	(48)	494,658
Property, plant and equipment, at cost	331,520	72,482	118,242	—	522,244
Less accumulated depreciation and amortization	221,290	29,603	70,741	—	321,634
Net property, plant and equipment	110,230	42,879	47,501	—	200,610
Goodwill	20,370	73,375	14,583	—	108,328
Other intangible assets	724	53,475	2,134	—	56,333
Investment in subsidiaries and intercompany accounts	380,194	46,664	2,437	(429,295)	—
Other assets	25,666	9,839	(2,524)	(600)	32,381
Total assets	$747,149	$312,314	$262,790	$(429,943)	$892,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16,068	$29	$2,256	$—	$18,353
Notes payable to banks	—	—	13,114	—	13,114
Accounts payable	43,321	13,397	46,601	—	103,319
Accrued expenses	47,239	6,549	25,959	(48)	79,699
Dividends payable	2,437	—	—	—	2,437
Total current liabilities	109,065	19,975	87,930	(48)	216,922
Deferred income taxes	11,392	21,196	2,397	—	34,985
Long-term debt, excluding current installments	201,615	38	1,731	(600)	202,784
Other noncurrent liabilities	26,203	—	1,846	—	28,049
Minority interest in consolidated subsidiaries	—	—	8,289	—	8,289
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	13,331	(27,580)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	406,786	97,774	76,585	(175,578)	405,567
Accumulated other comprehensive income	—	—	3,626	—	3,626
Treasury stock	(35,812)	—	—	—	(35,812)
Total shareholders’ equity	398,874	271,105	160,597	(429,295)	401,281
Total liabilities and shareholders’ equity	$747,149	$312,314	$262,790	$(429,943)	$892,310

CONSOLIDATED BALANCE SHEETS
December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,875	$1,898	$28,094	$—	$46,867
Receivables, net	74,397	36,496	70,094	(18)	180,969
Inventories	66,111	42,540	49,676	—	158,327
Prepaid expenses	3,008	1,690	2,945	—	7,643
Refundable and deferred income taxes	8,931	3,406	2,169	—	14,506
Total current assets	169,322	86,030	152,978	(18)	408,312
Property, plant and equipment, at cost	325,620	66,218	97,822		489,660
Less accumulated depreciation and amortization	208,862	23,207	62,915	—	294,984
Net property, plant and equipment	116,758	43,011	34,907	—	194,676
Goodwill	20,370	73,375	12,950	—	106,695
Other intangible assets	778	56,498	2,864	—	60,140
Investment in subsidiaries and intercompany accounts	319,473	41,560	(10,471)	(350,562)	—
Other assets	31,305	—	1,514	(600)	32,219
Total assets	$658,006	$300,474	$194,742	$(351,180)	$802,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$11,624	$26	$1,933	$—	$13,583
Notes payable to banks	—	—	4,918	—	4,918
Accounts payable	38,109	11,281	41,284	—	90,674
Accrued expenses	42,608	7,357	17,922	(18)	67,869
Dividends payable	2,107	—	—	—	2,107
Total current liabilities	94,448	18,664	66,057	(18)	179,151
Deferred income taxes	18,224	22,066	2,909	—	43,199
Long-term debt, excluding current installments	217,592	68	1,697	(600)	218,757
Other noncurrent liabilities	23,807	—	1,082	—	24,889
Minority interest in consolidated subsidiaries	—	—	7,371	—	7,371
Commitments and contingencies
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	10,343	(24,592)	27,900
Additional paid-in capital	—	159,082	71,885	(230,967)	—
Retained earnings	329,764	86,345	35,919	(95,003)	357,025
Accumulated other comprehensive loss	—	—	(2,521)	—	(2,521)
Treasury stock	(50,067)	—	—	—	(50,067)
Unearned restricted stock	(3,662)	—	—	—	(3,662)
Total shareholders’ equity	303,935	259,676	115,626	(350,562)	328,675
Total liabilities and shareholders’ equity	$658,006	$300,474	$194,742	$(351,180)	$802,042

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$61,242	$11,430	$21,120	$(32,248)	$61,544
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,229	9,260	8,052	—	36,541
Stock-based compensation	2,598	—	—	—	2,598
(Gain)/loss on sale of property, plant and equipment	(572)	(7)	233	—	(346)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(304)	3,248	(279)	—	2,665
Minority interest in net earnings	—	—	1,290	—	1,290
Deferred income taxes	(7,693)	(786)	(2,548)	—	(11,027)
Other adjustments	—	—	78	—	78
Changes in assets and liabilities, before acquisitions:
Receivables	(13,898)	3,660	(15,295)	49	(25,484)
Inventories	(17,962)	(3,999)	(6,660)	—	(28,621)
Prepaid expenses	(1,162)	1,268	4,435	—	4,541
Accounts payable	7,639	2,117	(1,782)	—	7,974
Accrued expenses	4,742	(809)	5,112	(49)	8,996
Other noncurrent liabilities	(193)	—	762	—	569
Income taxes payable	(7,288)	—	5,100	—	(2,188)
Net cash flows from operations	46,378	25,382	19,618	(32,248)	59,130
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,494)	(6,183)	(9,221)	—	(27,898)
Investment in nonconsolidated subsidiary	(4,824)	—	—	—	(4,824)
Acquisitions, net of cash acquired	—	—	(3,861)	—	(3,861)
Dividends to minority interests	—	—	(451)	—	(451)
Proceeds from sale of property, plant and equipment	3,045	85	319	—	3,449
Other, net	(15,070)	(18,193)	(2,135)	32,248	(3,150)
Net cash flows from investing activities	(29,343)	(24,291)	(15,349)	32,248	(36,735)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,196	—	1,196
Proceeds from long-term borrowings	—	—	619	—	619
Principal payments on long-term obligations	(11,533)	(27)	(262)	—	(11,822)
Dividends paid	(9,088)	—	—	—	(9,088)
Proceeds from exercises under stock plans	28,830	—	—	—	28,830
Excess tax benefits from stock option exercises	17,502	—	—	—	17,502
Sale of treasury shares	400	—	—	—	400
Purchase of common treasury shares:
Stock plan exercises	(34,583)	—	—	—	(34,583)
Net cash flows from financing activities	(8,472)	(27)	1,553	—	(6,946)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,188	—	1,188
Net change in cash and cash equivalents	8,563	1,064	7,010	—	16,637
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$25,438	$2,962	$35,104	—	$63,504

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$38,755	$6,162	$15,621	$(21,459)	$39,079
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,605	10,377	7,410	—	39,392
Stock based compensation	646	—	—	—	646
(Gain)/loss on sale of property, plant and equipment	318	106	403	—	827
Equity in (earnings)/losses of nonconsolidated subsidiaries	(93)	—	(13)	—	(106)
Minority interest	—	—	1,052	—	1,052
Deferred income taxes	(600)	92	(1,438)	—	(1,946)
Other adjustments	640	(2)	1,548	—	2,186
Changes in assets and liabilities:
Receivables	4,883	(8,187)	7,362	—	4,058
Inventories	29,810	(4,052)	(535)	(331)	24,892
Prepaid expenses	(857)	112	2,345	—	1,600
Accounts payable	5,290	968	2,139	—	8,397
Accrued expenses	915	1,587	25	—	2,527
Other noncurrent liabilities	385	—	(151)	—	234
Income taxes payable	10,660	—	279	—	10,939
Net cash flows from operations	112,357	7,163	36,047	(21,790)	133,777
Cash flows from investing activities:
Purchase of property, plant and equipment	(25,565)	(2,796)	(6,758)	—	(35,119)
Dividends to minority interests	—	—	(2,066)	—	(2,066)
Proceeds from sale of property, plant and equipment	7,822	12	715	—	8,549
Other, net	6,916	(6,149)	(22,975)	20,490	(1,718)
Net cash flows from investing activities	(10,827)	(8,933)	(31,084)	20,490	(30,354)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	450	—	450
Proceeds from long-term borrowings	16,500	—	181	—	16,681
Principal payments on long-term obligations	(105,511)	(26)	(2,870)	1,300	(107,107)
Dividends paid	(8,040)	—	—	—	(8,040)
Proceeds from exercises under stock plans	14,099	—	—	—	14,099
Purchase of common treasury shares:
Stock plan exercises	(9,912)	—	—	—	(9,912)
Net cash flows from financing activities	(92,864)	(26)	(2,239)	1,300	(93,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	(180)	—	(180)
Net change in cash and cash equivalents	8,666	(1,796)	2,544	—	9,414
Cash and cash equivalents—beginning of year	8,209	3,694	25,550	—	37,453
Cash and cash equivalents—end of year	$16,875	$1,898	$28,094	$—	$46,867

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 25, 2004

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$27,538	$2,411	$14,527	$(17,595)	$26,881
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,300	8,803	7,357	—	38,460
Stock based compensation	473	—	—	—	473
(Gain)/loss on sale of property, plant and equipment	517	9	601	—	1,127
Equity in (earnings)/losses of nonconsolidated subsidiaries	(542)	—	(30)	—	(572)
Minority interest	—	—	2,397	—	2,397
Deferred income taxes	(3,036)	(544)	(1,121)	—	(4,701)
Other adjustments	869	—	1,262	—	2,131
Changes in assets and liabilities:
Receivables	(17,684)	2,444	1,941	46	(13,253)
Inventories	(33,665)	(8,043)	(6,531)	(650)	(48,889)
Prepaid expenses	744	259	466	—	1,469
Accounts payable	519	(278)	(4,711)	—	(4,470)
Accrued expenses	7,442	(1,591)	182	(46)	5,987
Other noncurrent liabilities	2,076	—	(1,358)	—	718
Income taxes payable	(2,442)	1,240	(1,391)	—	(2,593)
Net cash flows from operations	5,109	4,710	13,591	(18,245)	5,165
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,249)	(1,921)	(4,012)	—	(17,182)
Investment in nonconsolidated subsidiary	(2,450)	—	—	—	(2,450)
Acquisitions, net of cash acquired	(125,446)	—	—	—	(125,446)
Dividends to minority interests	—	—	(1,796)	—	(1,796)
Proceeds from sale of property, plant and equipment	65	12	2,256	—	2,333
Other, net	(33,652)	11,849	(1,074)	16,745	(6,132)
Net cash flows from investing activities	(172,732)	9,940	(4,626)	16,745	(150,673)
Cash flows from financing activities:
Net repayments under short-term agreements	—	(11,388)	(11,107)	—	(22,495)
Proceeds from long-term borrowings	263,100	—	71	—	263,171
Principal payments on long-term obligations	(87,905)	(180)	(4,780)	1,500	(91,365)
Dividends paid	(7,654)	—	—	—	(7,654)
Proceeds from exercises under stock plans	6,305	—	—	—	6,305
Debt issuance costs	(5,520)	—	—	—	(5,520)
Purchase of common treasury shares:
Stock plan exercises	(2,701)	—	—	—	(2,701)
Net cash flows from financing activities	165,625	(11,568)	(15,816)	1,500	139,741
Effect of exchange rate changes on cash and cash equivalents	—	—	1,650	—	1,650
Net change in cash and cash equivalents	(1,998)	3,082	(5,201)	—	(4,117)
Cash and cash equivalents—beginning of year	10,207	612	30,751	—	41,570
Cash and cash equivalents—end of year	$8,209	$3,694	$25,550	$—	$37,453

******

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
	Net	Gross		Per Share		Stock Price		Dividends
	Sales	Profit	Amount	Basic	Diluted	High	Low	Declared
2006
First	$303,625	$75,693	$13,085	$0.53	$0.52	$42.07	$32.85	$0.085
Second	338,791	85,062	17,285	0.69	0.67	$58.00	$39.92	0.095
Third	310,904	80,670	15,062	0.60	0.58	$58.70	$42.46	0.095
Fourth	327,961	85,301	16,112	0.62	0.61	$61.19	$50.29	0.095
Year	$1,281,281	$326,726	$61,544	$2.44	$2.38	$61.19	$32.85	$0.370
2005
First	$265,741	$61,661	$6,810	$0.28	$0.27	$26.42	$21.98	$0.080
Second	265,134	67,593	10,443	0.43	0.42	25.80	21.37	0.085
Third	265,942	69,610	10,206	0.42	0.40	30.09	24.50	0.085
Fourth	311,283	79,431	11,620	0.48	0.45	35.25	27.30	0.085
Year	$1,108,100	$278,295	$39,079	$1.61	$1.54	$35.25	$21.37	$0.335
2004
First	$215,897	$51,280	$5,501	$0.23	$0.22	$23.66	$19.35	$0.080
Second	266,013	66,080	2,812	0.12	0.12	23.03	19.67	0.080
Third	262,890	61,100	7,104	0.30	0.29	22.97	19.40	0.080
Fourth	286,675	67,462	11,464	0.48	0.46	25.97	20.53	0.080
Year	$1,031,475	$245,922	$26,881	$1.13	$1.10	$25.97	$19.35	$0.320

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Valmont Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 26, 2007

ITEM 9B.       OTHER INFORMATION.

Shareholder Return Performance Graphs

The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Industrial Machinery index for the five and ten-year periods ended December 30, 2006. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the information relating to the executive officers of the Company set forth in Part I of this 10 K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Election of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2006”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested”, “Nonqualified Deferred Compensation”, “Director Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.         EXECUTIVE COMPENSATION.

See Item 10.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to “Certain Shareholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information about the Company’s stock that may be issued upon exercise of options, warrants and rights under existing equity compensation plans as of December 30, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (including securities plans reflected in column(a)) (c)
Equity compensation plans approved by security holders	1,286,769	27.34	1,186,687
Equity compensation plans not approved by security holders	—	—	—
Total	1,286,769		1,186,687

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by Item 14 is incorporated by reference to the sections titled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Statements of Operations—Three-Year Period Ended December 30, 2006	45
	Consolidated Balance Sheets—December 30, 2006 and December 31, 2005	46
	Consolidated Statements of Cash Flows—Three-Year Period Ended December 30, 2006	47
	Consolidated Statements of Shareholders’ Equity—Three-Year Period Ended December 30, 2006	48
	Notes to Consolidated Financial Statements—Three-Year Period Ended December 30, 2006	49-75
	The following financial statement schedule of the Company is included herein:
	SCHEDULE II—Valuation and Qualifying Accounts	83
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.
	Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits.
	Index to Exhibits, Page 85

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 30, 2006
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,323	1,941	1,312	$5,952
Fifty-three weeks ended December 31, 2005
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,372	1,006	1,055	$5,323
Fifty-two weeks ended December 25, 2004
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$4,363	1,443	434	$5,372

*                    The deductions from reserves are net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2007.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY
Mogens C. Bay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

/s/ MOGENS C. BAY	Director, Chairman and Chief Executive Officer	02/26/07
Mogens C. Bay	(Principal Executive Officer)	Date
/s/ TERRY J. MCCLAIN	Senior Vice President and Chief Financial Officer	02/26/07
Terry J. McClain	(Principal Financial Officer)	Date
/s/ MARK C. JAKSICH	Vice President and Controller	02/26/07
Mark C. Jaksich	(Principal Accounting Officer)	Date

Walter Scott, Jr.*	John E. Jones*
Thomas F. Madison*	Kenneth E. Stinson*
Charles D. Peebler, Jr.*	Stephen R. Lewis, Jr.*
Glen A. Barton*	K.R. (Kaj) den Daas*
Daniel P. Neary*

*                    Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 26th day of February, 2007. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

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

Exhibit 4.2	—

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

Exhibit 10.2	—	The Company’s 1996 Stock Plan. This document was filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 25, 2004 and is incorporated herein by reference.
Exhibit 10.3	—

The Company’s 1999 Stock Plan, as amended. This document was filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 25, 2004 and is incorporated herein by reference.

Exhibit 10.4*	—	The Company’s 2002 Stock Plan.
Exhibit 10.5	—

Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.

Exhibit 10.6	—	Form of Stock Option Agreement. This document was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.
Exhibit 10.7	—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 19, 2004 and is incorporated herein by reference.
Exhibit 10.8	—

The 2001 Valmont Executive Incentive Plan, as amended. This document was filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference

Exhibit 10.9	—

The 2006 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference

Exhibit 10.10	—

Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2006”,”Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested”, “Nonqualified Deferred Compensation”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 23, 2007.

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