Form 10-Q
period 2007-03-31
VALMONT INDUSTRIES INC
filed 2007-05-07
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

25,732,909
Outstanding shares of common stock as of April 24, 2007

Index is located on page 2.

Total number of pages 30.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I.   FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	Apri1 1, 2006
Net Sales	$340,682	$303,625
Cost of Sales	251,915	227,932
Gross profit	88,767	75,693
Selling, general and administrative expenses	55,353	52,116
Operating income	33,414	23,577
Other income (deductions):
Interest expense	(4,285)	(4,148)
Interest income	630	553
Miscellaneous	(279)	897
	(3,934)	(2,698)
Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	29,480	20,879
Income tax expense (benefit):
Current	9,052	10,900
Deferred	1,258	(3,229)
	10,310	7,671
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	19,170	13,208
Minority interest	(212)	(168)
Equity in earnings (losses) of nonconsolidated subsidiaries	(230)	45
Net earnings	$18,728	$13,085
Earnings per share—Basic:
Earnings per share—Basic	$0.74	$0.53
Earnings per share—Diluted:
Earnings per share—Diluted	$0.72	$0.52
Cash dividends per share	$0.095	$0.085
Weighted average number of shares of common stock outstanding (000 omitted)	25,429	24,620
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	25,970	25,330

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,309	$63,504
Receivables, net	228,848	213,660
Inventories	210,556	194,278
Prepaid expenses	13,751	6,086
Refundable and deferred income taxes	17,125	17,130
Total current assets	512,589	494,658
Property, plant and equipment, at cost	535,454	522,244
Less accumulated depreciation and amortization	328,680	321,634
Net property, plant and equipment	206,774	200,610
Goodwill	108,357	108,328
Other intangible assets, net	55,503	56,333
Other assets	29,236	32,381
Total assets	$912,459	$892,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$19,921	$18,353
Notes payable to banks	13,694	13,114
Accounts payable	115,569	103,319
Accrued expenses	71,327	79,699
Dividends payable	2,444	2,437
Total current liabilities	222,955	216,922
Deferred income taxes	32,660	34,985
Long-term debt, excluding current installments	198,139	202,784
Other noncurrent liabilities	28,753	28,049
Minority interest in consolidated subsidiaries	7,787	8,289
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	423,519	405,567
Accumulated other comprehensive income	5,205	3,626
Treasury stock	(34,459)	(35,812)
Total shareholders’ equity	422,165	401,281
Total liabilities and shareholders’ equity	$912,459	$892,310

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	Apri1 1, 2006
Cash flows from operations:
Net earnings	$18,728	$13,085
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,530	8,762
Stock-based compensation	892	639
Loss on sale of property, plant and equipment	57	454
Equity in (earnings)/losses of nonconsolidated subsidiaries	230	(45)
Minority interest	212	169
Deferred income taxes	1,258	(3,229)
Other adjustments	(22)	219
Changes in assets and liabilities:
Receivables	(15,510)	(12,913)
Inventories	(15,961)	(13,670)
Prepaid expenses	(6,835)	(3,114)
Accounts payable	6,791	6,444
Accrued expenses	(8,366)	(5,238)
Other noncurrent liabilities	125	(160)
Income taxes payable	5,308	5,208
Net cash flows from operations	(4,563)	(3,389)
Cash flows from investing activities:
Purchase of property, plant & equipment	(12,492)	(6,676)
Proceeds from sale of property and equipment	96	837
Dividends to minority interests	(692)	(166)
Other, net	(851)	160
Net cash flows from investing activities	(13,939)	(5,845)
Cash flows from financing activities:
Net borrowings/(payments) under short-term agreements	581	(692)
Proceeds from long-term borrowings	103	226
Principal payments on long-term obligations	(3,179)	(3,157)
Dividends paid	(2,437)	(2,107)
Proceeds from exercises under stock plans	1,443	6,902
Excess tax benefits from stock option exercises	1,076	3,159
Purchase of common treasury shares-stock plan exercises	(647)	(6,622)
Net cash flows from financing activities	(3,060)	(2,291)
Effect of exchange rate changes on cash and cash equivalents	367	663
Net change in cash and cash equivalents	(21,195)	(10,862)
Cash and cash equivalents—beginning of period	63,504	46,867
Cash and cash equivalents—end of period	$42,309	$36,005

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 31, 2007 and April 1, 2006 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 31, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2006, except for the fiscal 2007 adoption of FASB Interpretation No. 48. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

Inventories

At March 31, 2007, approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $36,100 and $37,400 at March 31, 2007 and December 30, 2006, respectively.

Inventories consisted of the following:

	March 31, 2007	December 30 2006
Raw materials and purchased parts	$128,352	$132,988
Work-in-process	28,750	20,825
Finished goods and manufactured goods	89,533	77,817
Subtotal	246,635	231,630
LIFO reserve	36,079	37,352
Net inventory	$210,556	$194,278

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

nonqualified stock options, stock appreciation rights, restricted stock awards and bonuses of common stock. At March 31, 2007, 1,199,671 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $489 and $329 of compensation expense (included in selling, general and administrative expenses) in the quarters ended March 31, 2007 and April 1, 2006, respectively, related to stock options. The associated tax benefits recorded were $178 and $121, respectively.

Income Taxes

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006. The result of the implementation was immaterial to the financial statements. The gross amount of unrecognized tax benefits as of the date of adoption was $4,325. Included in this amount is an aggregate of $760 of interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3,775. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Condensed Consolidated Statements of Operations. There were no material changes to the total amount of unrecognized tax benefits, interest, or penalties for the period ended March 31, 2007.

The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2003 and forward remain open under U.S. statutes of limitation. Generally, tax years 2002 and forward remain open under state statutes of limitation. The Company has extended statutes of limitation for pending examinations in Nebraska and France for years prior to 2003.

There is approximately $2,655 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the classification of a transaction as tax exempt or the computation of a tax deduction or tax credit.

Recently Issued Accounting Pronouncements

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

2. Goodwill and Intangible Assets

Amortized Intangible Assets

The components of amortized intangible assets at March 31, 2007 and December 30, 2006 were as follows:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$11,466	18 years
Proprietary Software & Database	2,609	2,055	6 years
Patents & Proprietary Technology	2,839	567	14 years
Non-compete Agreements	331	182	5 years
	$53,912	$14,270

	As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$10,737	18 years
Proprietary Software & Database	2,609	2,021	6 years
Patents & Proprietary Technology	2,839	517	14 years
Non-compete Agreements	331	165	5 years
	$53,912	$13,440

Amortization expense for intangible assets during the first quarter of 2007 and 2006 was $830 and $912, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2007	$3,321
2008	3,321
2009	3,289
2010	3,255
2011	3,255

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111, respectively. The Newmark amount arose from the 2004 acquisition and the PiRod amount (which arose from a 2001 acquisition) have not changed in the thirteen weeks ended March 31, 2007. The indefinite lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2006. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 30, 2006.

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

Goodwill

The carrying amount of goodwill as of March 31, 2007 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328
Foreign Currency Translation	29	—	—	—	—	29
Balance March 31, 2007	$19,985	$44,065	$42,192	$1,853	$262	$108,357

The Company’s annual impairment testing on its reporting units was performed during the third quarter of 2006. As a result of that testing, it was determined that the goodwill on the Company’s Consolidated Balance Sheet was not impaired.

3. Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 31, 2007	April 1, 2006
Interest	$1,991	$1,766
Income Taxes	2,807	2,363

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4. Earnings Per Share

The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 31, 2007:
Net earnings	$18,728	—	$18,728
Shares outstanding	25,429	541	25,970
Per share amount	$0.74	.02	$0.72
Thirteen weeks ended April 1, 2006:
Net earnings	$13,085	—	$13,085
Shares outstanding	24,620	710	25,330
Per share amount	$0.53	.01	$0.52

At March 31, 2007 and April 1, 2006 there were no options outstanding with exercise prices exceeding the market value of the Company’s common stock. Therefore, there were no shares contingently issuable upon exercise of stock options excluded from the computation of fully diluted earnings per share for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively.

5. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company’s only component of accumulated other comprehensive income. The Company’s other comprehensive income for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, were as follows:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net earnings	$18,728	$13,085
Currency translation adjustment	1,690	2,512
Total comprehensive income	$20,418	$15,597

6. Business Segments

The Company aggregates its operating segments into five reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customers and the methods of distribution. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

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

In addition to these five reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These businesses, which include wind energy development, machine tool accessories and industrial fasteners, are reported in the “Other” category. In the fourth quarter of 2006, the Company decided to suspend its efforts related to the wind energy industry.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$100,603	$90,686
Specialty	20,727	20,523
Utility	3,912	4,330
	125,242	115,539
Utility Support Structures segment
Steel	59,674	44,870
Concrete	20,807	21,340
	80,481	66,210
Coatings segment	33,639	25,308
Irrigation segment	92,917	86,871
Tubing segment	26,005	23,465
Other	5,505	4,376
	363,789	321,769
Intersegment Sales:
Engineered Support Structures	9,352	7,338
Utility Support Structures	233	871
Coatings	7,309	4,827
Irrigation	18	12
Tubing	4,912	4,070
Other	1,283	1,026
	23,107	18,144
Net Sales
Engineered Support Structures	115,890	108,201
Utility Support Structures	80,248	65,339
Coatings	26,330	20,481
Irrigation	92,899	86,859
Tubing	21,093	19,395
Other	4,222	3,350
Consolidated Net Sales	$340,682	$303,625
Operating Income (loss):
Engineered Support Structures	$8,680	$7,004
Utility Support Structures	9,551	7,959
Coatings	5,204	2,380
Irrigation	12,245	11,277
Tubing	4,528	3,623
Other	15	(659)
Net corporate expense	(6,809)	(8,007)
Total Operating Income	$33,414	$23,577

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$219,381	$55,898	$91,438	$(26,035)	$340,682
Cost of Sales	162,869	44,796	69,930	(25,680)	251,915
Gross profit	56,512	11,102	21,508	(355)	88,767
Selling, general and administrative expenses	31,091	8,608	15,654	—	55,353
Operating income	25,421	2,494	5,854	(355)	33,414
Other income (deductions):
Interest expense	(3,988)	(2)	(466)	171	(4,285)
Interest income	166	204	431	(171)	630
Miscellaneous	(12)	16	(283)	—	(279)
	(3,834)	218	(318)	—	(3,934)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	21,587	2,712	5,536	(355)	29,480
Income tax expense:
Current	6,699	1,134	1,219	—	9,052
Deferred	1,283	(213)	188	—	1,258
	7,982	921	1,407	—	10,310
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	13,605	1,791	4,129	(355)	19,170
Minority interest	—	—	(212)	—	(212)
Equity in earnings/(losses) of nonconsolidated subsidiaries	5,478	—	(88)	(5,620)	(230)
Net earnings	$19,083	$1,791	$3,829	$(5,975)	$18,728

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$188,761	$55,255	$76,004	$(16,395)	$303,625
Cost of Sales	144,310	43,627	56,270	(16,275)	227,932
Gross profit	44,451	11,628	19,734	(120)	75,693
Selling, general and administrative expenses	29,950	8,052	14,114	—	52,116
Operating income	14,501	3,576	5,620	(120)	23,577
Other income (deductions):
Interest expense	(3,987)	(2)	(166)	7	(4,148)
Interest income	183	9	368	(7)	553
Miscellaneous	1,115	11	(229)	—	897
	(2,689)	18	(27)	—	(2,698)
Earnings before income taxes, minority interest and equity in earnings / (losses) of nonconsolidated subsidiaries	11,812	3,594	5,593	(120)	20,879
Income tax expense:
Current	8,215	1,382	1,303	—	10,900
Deferred	(3,569)	51	289	—	(3,229)
	4,646	1,433	1,592	—	7,671
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	7,166	2,161	4,001	(120)	13,208
Minority interest	—	—	(168)	—	(168)
Equity in earnings/(losses) of nonconsolidated subsidiaries	6,039	96	29	(6,119)	45
Net earnings	$13,205	$2,257	$3,862	$(6,239)	$13,085

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$9,571	$1,293	$31,445	$—	$42,309
Receivables, net	106,777	30,231	91,895	(55)	228,848
Inventories	88,775	53,613	68,168	—	210,556
Prepaid expenses	2,579	560	10,612	—	13,751
Refundable and deferred income taxes	10,381	3,323	3,421	—	17,125
Total current assets	218,083	89,020	205,541	(55)	512,589
Property, plant and equipment, at cost	338,760	74,440	122,254	—	535,454
Less accumulated depreciation and amortization	225,014	31,019	72,647	—	328,680
Net property, plant and equipment	113,746	43,421	49,607	—	206,774
Goodwill	20,370	73,375	14,612	—	108,357
Other intangible assets	711	52,739	2,053	—	55,503
Investment in subsidiaries and intercompany accounts	395,842	52,532	(22,941)	(425,433)	—
Other assets	22,151	—	7,685	(600)	29,236
Total assets	$770,903	$311,087	$256,557	$(426,088)	$912,459
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$17,535	$30	$2,356	$—	$19,921
Notes payable to banks	—	—	13,694	—	13,694
Accounts payable	57,594	12,289	45,686	—	115,569
Accrued expenses	41,547	4,859	24,976	(55)	71,327
Dividends payable	2,444	—	—	—	2,444
Total current liabilities	119,120	17,178	86,712	(55)	222,955
Deferred income taxes	9,490	20,983	2,187	—	32,660
Long-term debt, excluding current installments	196,986	30	1,723	(600)	198,139
Other noncurrent liabilities	26,773	—	1,980	—	28,753
Minority interest in consolidated subsidiaries	—	—	7,787	—	7,787
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	425,093	99,565	80,416	(181,555)	423,519
Accumulated other comprehensive income	—	—	5,205	—	5,205
Treasury stock	(34,459)	—	—	—	(34,459)
Total shareholders’ equity	418,534	272,896	156,168	(425,433)	422,165
Total liabilities and shareholders’ equity	$770,903	$311,087	$256,557	$(426,088)	$912,459

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,438	$2,962	$35,104	$—	$63,504
Receivables, net	88,295	32,836	92,577	(48)	213,660
Inventories	84,073	46,539	63,666	—	194,278
Prepaid expenses	2,368	422	3,296	—	6,086
Refundable and deferred income taxes	9,791	3,323	4,016	—	17,130
Total current assets	209,965	86,082	198,659	(48)	494,658
Property, plant and equipment, at cost	331,520	72,482	118,242	—	522,244
Less accumulated depreciation and amortization	221,290	29,603	70,741	—	321,634
Net property, plant and equipment	110,230	42,879	47,501	—	200,610
Goodwill	20,370	73,375	14,583	—	108,328
Other intangible assets	724	53,475	2,134	—	56,333
Investment in subsidiaries and intercompany accounts	380,194	56,503	(17,241)	(419,456)	—
Other assets	25,666	—	7,315	(600)	32,381
Total assets	$747,149	$312,314	$252,951	$(420,104)	$892,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16,068	$29	$2,256	$—	$18,353
Notes payable to banks	—	—	13,114	—	13,114
Accounts payable	43,321	13,397	46,601	—	103,319
Accrued expenses	47,239	6,549	25,959	(48)	79,699
Dividends payable	2,437	—	—	—	2,437
Total current liabilities	109,065	19,975	87,930	(48)	216,922
Deferred income taxes	11,392	21,196	2,397	—	34,985
Long-term debt, excluding current installments	201,615	38	1,731	(600)	202,784
Other noncurrent liabilities	26,203	—	1,846	—	28,049
Minority interest in consolidated subsidiaries	—	—	8,289	—	8,289
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	406,786	97,774	76,585	(175,578)	405,567
Accumulated other comprehensive income	—	—	3,626	—	3,626
Treasury stock	(35,812)	—	—	—	(35,812)
Total shareholders’ equity	398,874	271,105	150,758	(419,456)	401,281
Total liabilities and shareholders’ equity	$747,149	$312,314	$252,951	$(420,104)	$892,310

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$19,083	$1,791	$3,829	$(5,975)	$18,728
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,558	2,189	1,783	—	8,530
Stock-based compensation	892	—	—	—	892
Loss on sale of property, plant and equipment	9	14	34	—	57
Equity in (earnings)/losses of nonconsolidated subsidiaries	142	—	88	—	230
Minority interest	—	—	212	—	212
Deferred income taxes	1,284	(214)	188	—	1,258
Other adjustments	—	—	(22)	—	(22)
Changes in assets and liabilities:
Receivables	(18,482)	2,605	360	7	(15,510)
Inventories	(4,702)	(7,072)	(4,187)	—	(15,961)
Prepaid expenses	(211)	(138)	(6,486)	—	(6,835)
Accounts payable	9,162	(1,109)	(1,262)	—	6,791
Accrued expenses	(5,436)	(1,690)	(1,233)	(7)	(8,366)
Other noncurrent liabilities	(10)	—	135	—	125
Income taxes payable	5,110	—	198	—	5,308
Net cash flows from operations	11,399	(3,624)	(6,363)	(5,975)	(4,563)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,863)	(2,010)	(2,619)	—	(12,492)
Proceeds from sale of property, plant and equipment	4	—	92	—	96
Dividends to minority interest	—	—	(692)	—	(692)
Other, net	(15,680)	3,972	4,882	5,975	(851)
Net cash flows from investing activities	(23,539)	1,962	1,663	5,975	(13,939)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	581	—	581
Proceeds from long-term borrowings	—	—	103	—	103
Principal payments on long-term obligations	(3,162)	(7)	(10)	—	(3,179)
Dividends paid	(2,437)	—	—	—	(2,437)
Proceeds from exercises under stock plans	1,443	—	—	—	1,443
Excess tax benefits from stock option exercises	1,076	—	—	—	1,076
Purchase of common treasury shares	(647)	—	—	—	(647)
Net cash flows from financing activities	(3,727)	(7)	674	—	(3,060)
Effect of exchange rate changes on cash and cash equivalents	—	—	367	—	367
Net change in cash and cash equivalents	(15,867)	(1,669)	(3,659)	—	(21,195)
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504
Cash and cash equivalents—end of year	$9,571	$1,293	$31,445	$—	$42,309

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$13,205	$2,257	$3,862	$(6,239)	$13,085
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,577	2,441	1,744	—	8,762
Stock-based compensation	639	—	—	—	639
(Gain)/loss on sale of property, plant and equipment	470	—	(16)	—	454
Equity in (earnings)/losses of nonconsolidated subsidiaries	80	(96)	(29)	—	(45)
Minority interest	—	—	169	—	169
Deferred income taxes	(3,464)	51	184	—	(3,229)
Other adjustments	79	—	140	—	219
Changes in assets and liabilities:
Receivables	(11,642)	1,034	(2,315)	10	(12,913)
Inventories	(11,951)	(317)	(1,525)	123	(13,670)
Prepaid expenses	(789)	12	(2,337)	—	(3,114)
Accounts payable	5,503	703	238	—	6,444
Accrued expenses	(3,544)	(1,833)	147	(8)	(5,238)
Other noncurrent liabilities	(98)	—	(62)	—	(160)
Income taxes payable	5,272	—	(64)	—	5,208
Net cash flows from operations	(1,663)	4,252	136	(6,114)	(3,389)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,286)	(691)	(3,699)	—	(6,676)
Proceeds from sale of property, plant and equipment	766	—	71	—	837
Dividends to minority interest	—	—	(166)	—	(166)
Other, net	(4,337)	(4,376)	2,759	6,114	160
Net cash flows from investing activities	(5,857)	(5,067)	(1,035)	6,114	(5,845)
Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(692)	—	(692)
Proceeds from long-term borrowings	—	—	226	—	226
Principal payments on long-term obligations	(3,149)	(6)	(2)	—	(3,157)
Dividends paid	(2,107)	—	—	—	(2,107)
Proceeds from exercises under stock plans	6,902	—	—	—	6,902
Excess tax benefits from stock option exercises	3,159	—	—	—	3,159
Purchase of common treasury shares	(6,622)	—	—	—	(6,622)
Net cash flows from financing activities	(1,817)	(6)	(468)	—	(2,291)
Effect of exchange rate changes on cash and cash equivalents	—	—	663	—	663
Net change in cash and cash equivalents	(9,337)	(821)	(704)		(10,862)
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$7,538	$1,077	$27,390	$—	$36,005

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

This discussion should be read in conjunction with the financial statements and the notes thereto, and the management’s discussion and analysis, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We aggregate our businesses into five reportable segments. See Note 6 to the Condensed Consolidated Financial Statements.

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006	% Incr. (Decr)
Consolidated
Net sales	$340,682	$303,625	12.2%
Gross profit	88,767	75,693	17.3%
as a percent of sales	26.1%	24.9%
SG&A expense	55,353	52,116	6.2%
as a percent of sales	16.2%	17.2%
Operating income	33,414	23,577	41.7%
as a percent of sales	9.8%	7.8%
Net interest expense	3,655	3,595	1.7%
Effective tax rate	35.0%	36.7%
Net earnings	18,728	13,085	43.1%
Earnings per share—diluted	$0.72	$0.52	38.5%
Engineered Support Structures segment
Net sales	$115,890	$108,201	7.1%
Gross profit	31,687	27,487	15.3%
SG&A expense	23,007	20,483	12.3%
Operating income	8,680	7,004	23.9%
Utility Support Structures segment
Net sales	80,248	65,339	22.8%
Gross profit	18,439	15,683	17.6%
SG&A expense	8,888	7,724	15.1%
Operating income	9,551	7,959	20.0%
Coatings segment
Net sales.	26,330	20,481	28.6%
Gross profit	7,818	4,874	60.4%
SG&A expense	2,614	2,494	4.8%
Operating income	5,204	2,380	118.7%
Irrigation segment
Net sales	92,899	86,859	7.0%
Gross profit	22,748	21,258	7.0%
SG&A expense	10,503	9,981	5.2%
Operating income	12,245	11,277	8.6%
Tubing segment
Net sales	21,093	19,395	8.8%
Gross profit	6,150	5,141	19.6%
SG&A expense	1,622	1,518	6.9%
Operating income	4,528	3,623	25.0%
Other
Net sales	4,222	3,350	26.0%
Gross profit	1,640	1,181	38.9%
SG&A expense	1,625	1,840	-11.7%
Operating income (loss)	15	(659)	NM
Net Corporate expense
Gross profit	285	69	313.0%
SG&A expense	7,094	8,076	-12.2%
Operating loss	(6,809)	(8,007)	15.0%

NM = Not meaningful

Overview

The sales increase in the first quarter of fiscal 2007, as compared with 2006, was due to a combination of improved sales volumes in all reportable segments and increased selling prices to recover higher raw material costs. The increase in gross profit margin (gross profit as a percent of sales) in the first quarter of 2007 over the same period in 2006 was mainly due to improved sales prices in light of raw material cost increases. In the first quarter of 2006, the rapid increase in zinc costs negatively impacted gross profit margins, as we were unable to fully recover our increased zinc costs through higher selling prices. In the first quarter of 2007, gross profit margin recovered to more traditional levels. Gross profit margin also improved as a result of higher sales volumes, which allowed us to achieve greater factory utilization and leverage of our fixed factory expenses. Selling, general and administrative (SG&A) spending increased mainly as a result of higher salary and benefit costs required to support the increased sales activity. All reportable segments contributed to the improved operating income in the first quarter of 2007, as compared with 2006.

Interest expense in the first quarter of 2007 was comparable with the same period of 2006, as lower average borrowing levels this year were offset by higher interest rates on our variable rate debt. “Miscellaneous” income was lower in 2007, as compared with 2006, mainly due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. The decrease in the effective income tax rate in the first quarter of 2007, as compared with the same period in 2006, was mainly due to lower overall income tax rates on our foreign earnings. Our cash flows used by operations were $4.6 million in the first quarter of 2007, as compared with $3.4 million used by operations in the first quarter of 2006. The effect of higher net earnings on operating cash flow was essentially offset by increased working capital related to increased sales and backlogs in the first quarter of 2007, as compared with the same period in 2006.

Engineered Support Structures (ESS) segment

The improvement in ESS segment sales in the first quarter of 2007, as compared with 2006, was mainly due to increased sales in North America and China. In North America, lighting and traffic structure sales were higher than 2006 levels due to a combination of increased volume and sales price increases. Net sales in the transportation market channel improved modestly in 2007, as compared with 2006, due mainly to increased spending funded through the federal highway program. In the commercial market channel, sales improved through expanded relationships with lighting fixture manufacturers and expansion into new markets, such as lighting structures for decorative applications. In Europe, lighting sales in local currency terms were down slightly in 2007, as compared with 2006. Improved sales of aluminum and steel lighting structures in Europe were essentially offset by lower sales in the tramway market.

Sales of Specialty Structures products increased slightly as compared with 2006. In North America, market conditions for sales of structures and components for the wireless communication market in 2007 were comparable to 2006, but sales were lower due mainly to adverse winter weather conditions that delayed shipments to customers. Sales of wireless communication poles in China were stronger in the first quarter of 2007 as compared with 2006, due to continued strong demand from the Chinese wireless carriers as they continue the development of their wireless networks.

The increase in the profitability of the ESS segment for the thirteen weeks ended March 31, 2007 as compared with the same period in 2006 was related to the sales growth in the U.S, and China, offset to a degree by lower profitability in Europe. Gross profit increased at a higher rate than sales due mainly to improved pricing and a favorable product mix in the North American lighting market, offset to a degree by poor operating performance in the North American operations that manufacture specialty structures. For the segment, the main reasons for the increase in SG&A expense in the first quarter of 2007 as compared with 2006 were increased salary and employee benefit costs ($1.3 million) and foreign currency translation effects ($0.6 million).

Utility Support Structures segment

In the Utility Support Structures segment, the sales increase in the first quarter of 2007 as compared with the first quarter of 2006 was due to improved demand for steel transmission, substation and distribution pole structures. The improved earnings for this segment as compared with 2006 relate to the improved sales levels and enhanced factory performance resulting from higher sales and production levels, offset to a degree by an unfavorable sales mix. The increase in SG&A spending was due to the acquisition of the remaining 51% of our previously non-consolidated manufacturing facility in Mexico in the fourth quarter of 2006 ($0.5 million) and increased commission expenses ($0.3 million) related to higher sales volumes.

Coatings segment

The increase in Coatings segment sales in the first quarter of 2007 as compared with the first quarter of 2006 was predominantly due to increased selling prices for galvanizing services to cover the increase in zinc costs experienced throughout 2006. The increase in operating income in the first quarter of 2007, as compared with the first quarter of 2006, resulted from improved recovery of zinc cost increases as well as improved material utilization. The slight increase in SG&A spending in the first quarter of 2007, as compared with the first quarter of 2006 was primarily related to higher employee incentives associated with improved operating income.

Irrigation segment

The sales increase in the Irrigation segment for the first quarter of 2007, as compared with the same period in 2006, was mainly due to higher sales volumes in both domestic and international markets. In North America, unit volumes were up slightly as compared to 2006. Generally higher farm commodity prices in 2007 resulted in improved demand for irrigation machines and essentially offset the volume of business in 2006 that resulted from winter storm damage. In the first quarter of 2007, we adjusted our sales prices in light of competitive conditions, which resulted in improved sales orders during the last half of the first quarter. International sales in the first quarter of 2007 were up compared with the first quarter of 2006, due to sales in newly-developed international markets and stronger sales volumes in South Africa, which more than offset weakness in Brazil and Latin America. Operating income for the thirteen weeks ended March 31, 2007 increased compared with the same period in 2006 due to the increase in sales volume. The effect on operating income related to the pricing actions we took in the North American market in the first quarter 2007 was substantially offset by improved factory performance.

Tubing segment

The increase in Tubing sales for the first quarter of 2007 as compared with last year was due to improved demand for structural tubing products and large diameter products used for industrial and agricultural applications. We believe that the increase in demand from agricultural equipment manufacturers was due in part to an increase in the number of acres to be planted in corn in 2007, resulting in an increase in the demand for grain handling equipment. The increase in operating income in the first quarter of 2007, as compared with 2006 was mainly due to the stronger sales volumes and a favorable product mix.

Other

This includes our industrial fastener business, our machine tool accessories operation in France, and the development costs associated with our wind energy structure initiative. We made the decision to suspend our wind energy initiative in the fourth quarter of 2006. The main reasons for the improvement in operating income this year was lower spending related to wind energy and improved sales volumes in our machine tool business.

Net corporate expense

The decrease in net corporate expense in the first quarter of 2007 as compared with the first quarter of 2006 is due to decreased employee incentive accruals (approximately $1.0 million).

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $289.6 million at March 31, 2007, as compared with $277.7 million at December 30, 2006. The ratio of current assets to current liabilities was 2.30:1 at March 31, 2007, as compared with 2.28:1 at December 30, 2006. Operating cash flow was a net outflow of $4.6 million for the thirteen week period ended March 31, 2007, as compared with a net outflow of $3.4 million for the same period in 2006. The effect of higher net earnings on operating cash flow was essentially offset by increased working capital related to increased sales and backlogs in the first quarter of 2007, as compared with the same period in 2006.

Investing Cash Flows—Capital spending during the thirteen weeks ended March 31, 2007 was $12.5 million, as compared with $6.7 million for the same period in 2006. Most of the increase in capital spending in 2007, as compared with 2006, was approximately $4.5 million of additional manufacturing capacity for the North American ESS market and the Utility Support Structures segment. Our capital spending for the 2007 fiscal year is expected to be between $50 million and $55 million.

Financing Cash Flows—Our total interest-bearing debt decreased from $234.3 million as of December 30, 2006 to $231.8 million as of March 31, 2007. The decrease in borrowings was related to normal scheduled debt repayments.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At March 31, 2007, our long-term debt to invested capital ratio was 30.2%, as compared with 31.3% at December 30, 2006. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2007.

Our debt financing at March 31, 2007 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $26.5 million, $21.1 million which was unused at March 31, 2007. Our long-term debt principally consists of:

•       $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•       $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). In addition, this agreement provides that another $50 million may be added to the total credit agreement at our request at any time prior to May 31, 2007, subject to the group of banks increasing their current commitment. At March 31, 2007, we had no outstanding balance under the revolving credit agreement. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At March 31, 2007, we had the ability to borrow an additional $145 million under this facility.

•       Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $44.7 million at March 31, 2007. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2007 in millions are: $11.9, $20.9, and $11.9. The effective interest rate on this loan was 6.125% per annum at March 31, 2007.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At March 31, 2007 we were in compliance with all covenants related to these debt agreements.

Financial Obligations and Financial Commitments

There have been no material changes to our financial obligations and financial commitments as described on page 37 in our Form 10-K for the year ended December 30, 2006.

Off Balance Sheet Arrangements

There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 30, 2006.

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended March 31, 2007. These policies are described on pages 39-42 in our Form 10-K for fiscal year ended December 30, 2006.

Item 3.                        Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the company’s market risk during the quarter ended March 31, 2007. For additional information, refer to the section “Risk Management” on pages 38-39 in our Form 10-K for the fiscal year ended December 30, 2006.

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

PART II.   OTHER INFORMATION

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 27, 2007	—	—	—	—
January 28, 2007 to March 3, 2007	5,595	$56.88	—	—
March 4, 2007 to March 31, 2007	6,064	$54.16	—	—
Total	11,659	$55.47	—	—

During the first quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 4.                        Submission of Matters to a Vote of Security Holders

Valmont’s annual meeting of stockholders was held on April 23, 2007. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company’s financial statements for fiscal 2007. For the annual meeting there were 25,694,241 shares outstanding and eligible to vote of which 24,336,425 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld
Thomas F. Madison	24,155,936	180,489
Stephen R. Lewis, Jr.	24,225,516	110,909
Kaj den Daas.	24,224,370	112,055

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2007:

For	23,919,900
Against	357,879
Abstain	58,646

Item 6.                        Exhibits

(a)           Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. McCLAIN
Terry J. McClain
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 7th day of May, 2007.