Form 10-Q
period 2007-06-30
VALMONT INDUSTRIES INC
filed 2007-08-07
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

25,789,664
Outstanding shares of common stock as of July 23, 2007

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$402,257	$338,791	$742,939	$642,416
Cost of sales.	293,343	253,729	545,258	481,661
Gross profit	108,914	85,062	197,681	160,755
Selling, general and administrative expenses	64,362	55,153	119,715	107,269
Operating income	44,552	29,909	77,966	53,486
Other income (deductions):
Interest expense	(4,404)	(4,338)	(8,689)	(8,486)
Interest income	500	395	1,130	948
Miscellaneous	256	286	(23)	1,183
	(3,648)	(3,657)	(7,582)	(6,355)
Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	40,904	26,252	70,384	47,131
Income tax expense (benefit):
Current	13,299	13,093	22,351	23,993
Deferred	365	(4,599)	1,623	(7,828)
	13,664	8,494	23,974	16,165
Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	27,240	17,758	46,410	30,966
Minority interest	(443)	(341)	(655)	(509)
Equity in earnings (losses) of nonconsolidated subsidiaries	164	(132)	(66)	(87)
Net earnings	$26,961	$17,285	$45,689	$30,370
Earnings per share—Basic Earnings per share—Basic	$1.06	$0.69	$1.79	$1.22
Earnings per share—Diluted Earnings per share—Diluted	$1.03	$0.67	$1.76	$1.18
Cash dividends per share	$0.105	$0.095	$0.200	$0.180
Weighted average number of shares of common stock outstanding (000 omitted)	25,497	25,091	25,459	24,880
Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	26,107	25,859	26,018	25,654

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$47,924	$63,504
Receivables, net	247,929	213,660
Inventories	218,197	194,278
Prepaid expenses	11,133	6,086
Refundable and deferred income taxes	18,645	17,130
Total current assets	543,828	494,658
Property, plant and equipment, at cost	554,264	522,244
Less accumulated depreciation and amortization	337,129	321,634
Net property, plant and equipment	217,135	200,610
Goodwill	114,373	108,328
Other intangible assets, net	59,080	56,333
Other assets	22,650	32,381
Total assets	$957,066	$892,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$22,166	$18,353
Notes payable to banks	17,900	13,114
Accounts payable	103,086	103,319
Accrued expenses	84,024	79,699
Dividends payable	2,708	2,437
Total current liabilities	229,884	216,922
Deferred income taxes	35,747	34,985
Long-term debt, excluding current installments	206,235	202,784
Other noncurrent liabilities	24,166	28,049
Minority interest in consolidated subsidiaries	9,720	8,289
Shareholders’ equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	448,560	405,567
Accumulated other comprehensive income	8,283	3,626
Treasury stock	(33,429)	(35,812)
Total shareholders’ equity	451,314	401,281
Total liabilities and shareholders’ equity	$957,066	$892,310

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net earnings	$45,689	$30,370
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	16,987	18,557
Stock-based compensation	1,752	1,269
Loss on sale of assets	777	511
Equity in losses in nonconsolidated subsidiaries	66	87
Minority interest	655	509
Deferred income taxes	1,623	(7,828)
Other adjustments	318	(137)
Payment of deferred compensation	(9,186)	—
Changes in assets and liabilities, net of business acquisitions:
Receivables	(32,095)	(38,823)
Inventories	(18,887)	(5,550)
Prepaid expenses	(3,169)	(3,628)
Accounts payable	(877)	5,803
Accrued expenses	3,434	1,423
Other noncurrent liabilities	1,150	537
Income taxes payable	(1,783)	(4,830)
Net cash flows from operating activities	6,454	(1,730)
Cash flows from investing activities:
Purchase of property, plant & equipment	(26,988)	(11,430)
Acquisitions, net of cash acquired	(12,336)	—
Investment in nonconsolidated subsidiary	—	(1,274)
Proceeds from sale of assets	9,349	1,058
Dividends to minority interests	(692)	(302)
Other, net	(1,031)	(502)
Net cash flows from investing activities	(31,698)	(12,450)
Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	2,950	(93)
Proceeds from long-term borrowings	14,051	475
Principal payments on long-term obligations	(6,786)	(5,197)
Dividends paid	(4,881)	(4,232)
Proceeds from exercises under stock plans	3,337	25,229
Excess tax benefits from stock option exercises	2,464	15,428
Purchase of common treasury shares—stock plan exercises	(2,970)	(30,138)
Net cash flows from financing activities	8,165	1,472
Effect of exchange rate changes on cash and cash equivalents	1,499	388
Net change in cash and cash equivalents	(15,580)	(12,320)
Cash and cash equivalents—beginning of year	63,504	46,867
Cash and cash equivalents—end of period	47,924	$34,547

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 30, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2006, except for the adoption of FASB Interpretation No. 48 in fiscal 2007. The results of operations for the periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

Inventories

At June 30, 2007, approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $36,400 and $37,400 at June 30, 2007 and December 30, 2006, respectively.

Inventories consisted of the following:

	June 30, 2007	December 30, 2006
Raw materials and purchased parts	$137,401	$132,988
Work-in-process	24,838	20,825
Finished goods and manufactured goods	92,355	77,817
Subtotal	254,594	231,630
LIFO reserve	36,397	37,352
Net inventory	$218,197	$194,278

Stock and Deferred Compensation Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 30, 2007, 1,210,490 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $408 and $897 of compensation expense (included in selling, general and administrative expenses) for the thirteen and twenty-six weeks ended June 30, 2007, respectively, and $384 and $713 of compensation expense for the thirteen and twenty-six weeks ended July 1, 2006. The associated tax benefits recorded for the thirteen and twenty-six weeks ended June 30, 2007 were $149 and $327, respectively and the $148 and $274 for the thirteen and twenty-six weeks ended July 1, 2006, respectively.

During the twenty-six weeks ended June 30, 2007, $13,374 was distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. The distributions were made in the amounts of $9,186 in cash and $4,188 in-kind.

Non-vested awards of 13,032 shares of Company common stock were issued to non-employee directors of the Company during the second quarter of 2007.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006. The result of the implementation was immaterial to the financial statements. The gross amount of unrecognized tax benefits as of the date of adoption was $4,325. Included in this amount is an aggregate of $760 of interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3,775.  The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Condensed Consolidated Statements of Operations. There were no material changes to the total amount of unrecognized tax benefits, interest, or penalties for the period ended June 30, 2007.

The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2003 and forward remain open under U.S. statutes of limitation. Generally, tax years 2002 and forward remain open under state statutes of limitation. The Company has extended statutes of limitation for pending examinations in Nebraska and France for years prior to 2003.

There is approximately $2,692 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the classification of a transaction as tax exempt or the computation of a tax deduction or tax credit.

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

2. Acquisition

On April 26, 2007, the Company acquired 70% of the outstanding shares of Tehomet Oy (Tehomet), a Finnish manufacturer of lighting poles. Tehomet’s operations are included in the Company’s condensed consolidated financial statements since the acquisition date. The total purchase price amounted to $12,336 in cash (including transaction costs). Goodwill of $5,990 was recognized as part of the preliminary purchase price allocation and was assigned to the Engineered Support Structures segment. The Company has not yet finalized the purchase price allocation related to this acquisition, as fair value measurements of the acquired assets and liabilities were not complete as of June 30, 2007. The Company preliminarily allocated the purchase price as follows: current assets, $4,834; current liabilities, $1,950; plant, property and equipment; $3,259, finite-lived intangible assets, $3,168; indefinite-lived intangible assets, $1,262; goodwill, $5,990 and long term liabilities, $4,227. The Company acquired Tehomet to expand its geographical presence in Europe and to leverage product lines offerings of both companies across the Company’s collective market areas for lighting structures.

Subsequent to June 30, 2007, the Company paid approximately $3.8 million for the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility.

3. Goodwill and Intangible Assets

Amortized Intangible Assets

The components of amortized intangible assets at June 30, 2007 and December 30, 2006 were as follows:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$50,983	$12,216	17 years
Proprietary Software & Database	2,609	2,090	6 years
Patents & Proprietary Technology	2,839	616	14 years
Non-compete Agreements	649	201	6 years
	$57,080	$15,123

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

Amortization expense for intangible assets for the thirteen weeks ended June 30, 2007 and July 1, 2006 was $853 and $904, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 30, 2007, and July 1, 2006 was $1,683 and $1,816, respectively. Estimated amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2007	$3,586
2008	3,586
2009	3,556
2010	3,525
2011	3,525

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.

Non-amortized intangible assets

Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111 as of June 30, 2007 and December 30, 2006. The carrying value of the Tehomet trade name was $1,262 as of June 30, 2007. The Newmark trade name arose from the 2004 acquisition, the PiRod amount arose from the 2001 acquisition and the Tehomet amount arose from the 2007 acquisition. The intangible assets with indefinite lives were tested for impairment separately from goodwill in the third quarter of 2006. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 30, 2006.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill

The carrying amount of goodwill as of June 30, 2007 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328
Acquisition	5,990	—	—	—	—	5,990
Foreign Currency Translation	55	—	—	—	—	55
Balance June 30, 2007	$26,001	$44,065	$42,192	$1,853	$262	$114,373

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

4. Cash Flows

The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 30, 2007	July 1, 2006
Interest	$8,950	$8,673
Income Taxes	21,251	13,148

5. Earnings Per Share

The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 30, 2007:
Net earnings	$26,961	—	$26,961
Shares outstanding	25,497	610	26,107
Per share amount	$1.06	(.03)	$1.03
Thirteen weeks ended July 1, 2006:
Net earnings	$17,285	—	$17,285
Shares outstanding	25,091	768	25,859
Per share amount	$0.69	(.02)	$0.67
Twenty-six weeks ended June 30, 2007:
Net earnings	$45,689	—	$45,689
Shares outstanding	25,459	559	26,018
Per share amount	$1.79	(.03)	$1.76
Twenty-six weeks ended July 1, 2006:
Net earnings	$30,370	—	$30,370
Shares outstanding	24,880	774	25,654
Per share amount	$1.22	(.04)	$1.18

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

At June 30, 2007 there were no outstanding options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of diluted earnings per share. At July 1, 2006 there were 36,000 outstanding options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of diluted earnings per share.

6. Comprehensive Income

Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company’s other comprehensive income for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net earnings	$26,961	$17,285	$45,689	$30,370
Currency translation adjustment	2,967	1,519	4,657	4,031
Total comprehensive income	$29,928	$18,804	$50,346	$34,401

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

	Thirteen Weeks Ended		Twenty- Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$118,264	$99,719	$218,868	$190,405
Specialty	36,704	32,371	57,431	52,894
Utility	5,620	5,533	9,532	9,863
	160,588	137,623	285,831	253,162
Utility Support Structures segment
Steel	68,861	58,290	128,535	103,160
Concrete	20,788	17,966	41,595	39,306
	89,649	76,256	170,130	142,466
Coatings segment	35,390	27,290	69,029	52,598
Irrigation segment	107,562	87,854	200,479	174,725
Tubing segment	26,541	23,672	52,546	47,137
Other	5,903	4,695	11,407	9,071
	425,634	357,390	789,422	679,159
Intersegment Sales:
Engineered Support Structures	8,421	8,064	17,774	15,402
Utility Support Structures	403	572	636	1,443
Coatings	8,282	5,259	15,591	10,086
Irrigation	29	6	47	18
Tubing	4,609	3,488	9,521	7,558
Other	1,632	1,210	2,914	2,236
	23,376	18,599	46,483	36,743
Net Sales:
Engineered Support Structures	152,167	129,559	268,057	237,760
Utility Support Structures	89,246	75,684	169,494	141,023
Coatings	27,108	22,031	53,438	42,512
Irrigation	107,533	87,848	200,432	174,707
Tubing	21,932	20,184	43,025	39,579
Other	4,271	3,485	8,493	6,835
Consolidated Net Sales	$402,257	$338,791	$742,939	$642,416
Operating Income:
Engineered Support Structures	$16,743	$11,074	$25,423	$18,078
Utility Support Structures	12,044	8,135	21,595	16,094
Coatings	5,896	4,883	11,100	7,263
Irrigation	16,657	11,007	28,902	22,284
Tubing	5,146	3,679	9,674	7,302
Other	540	(406)	555	(1,065)
Net corporate expense	(12,474)	(8,463)	(19,283)	(16,470)
Total Operating Income	$44,552	$29,909	$77,966	$53,486

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

Condensed consolidated financial information for the Company (“Parent”), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 30, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$249,537	$65,080	$115,133	$(27,493)	$402,257
Cost of Sales	181,657	52,711	86,437	(27,462)	293,343
Gross profit	67,880	12,369	28,696	(31)	108,914
Selling, general and administrative expenses	38,312	8,781	17,269	—	64,362
Operating income	29,568	3,588	11,427	(31)	44,552
Other income (deductions):
Interest expense	(4,021)	(2)	(546)	165	(4,404)
Interest income	115	141	409	(165)	500
Miscellaneous	22	20	214	—	256
	(3,884)	159	77	—	(3,648)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	25,684	3,747	11,504	(31)	40,904
Income tax expense:
Current	8,648	1,386	3,265	—	13,299
Deferred	420	(136)	81	—	365
	9,068	1,250	3,346	—	13,664
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	16,616	2,497	8,158	(31)	27,240
Minority interest	—	—	(443)	—	(443)
Equity in earnings/(losses) of nonconsolidated subsidiaries	10,376	—	113	(10,325)	164
Net earnings	$26,992	$2,497	$7,828	$(10,356)	$26,961

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$468,918	$120,978	$206,571	$(53,528)	$742,939
Cost of Sales	344,526	97,507	156,367	(53,142)	545,258
Gross profit	124,392	23,471	50,204	(386)	197,681
Selling, general and administrative expenses	69,403	17,389	32,923	—	119,715
Operating income	54,989	6,082	17,281	(386)	77,966
Other income (deductions):
Interest expense	(8,009)	(4)	(1,012)	336	(8,689)
Interest income	281	345	840	(336)	1,130
Miscellaneous	10	36	(69)	—	(23)
	(7,718)	377	(241)	—	(7,582)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	47,271	6,459	17,040	(386)	70,384
Income tax expense:
Current	15,347	2,520	4,484	—	22,351
Deferred	1,703	(349)	269	—	1,623
	17,050	2,171	4,753	—	23,974
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	30,221	4,288	12,287	(386)	46,410
Minority interest	—	—	(655)	—	(655)
Equity in earnings/(losses) of nonconsolidated subsidiaries	15,854	—	25	(15,945)	(66)
Net earnings	$46,075	$4,288	$11,657	$(16,331)	$45,689

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Thirteen Weeks Ended July 1, 2006

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$211,534	$60,052	$88,002	$(20,797)	$338,791
Cost of Sales	163,423	46,181	64,993	(20,868)	253,729
Gross profit	48,111	13,871	23,009	71	85,062
Selling, general and administrative expenses	30,739	8,189	16,225	—	55,153
Operating income	17,372	5,682	6,784	71	29,909
Other income (deductions):
Interest expense	(4,095)	(2)	(249)	8	(4,338)
Interest income	(34)	26	411	(8)	395
Miscellaneous	(1)	14	273	—	286
	(4,130)	38	435	—	(3,657)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	13,242	5,720	7,219	71	26,252
Income tax expense:
Current	7,802	2,869	2,422	—	13,093
Deferred	(2,667)	(748)	(1,184)	—	(4,599)
	5,135	2,121	1,238	—	8,494
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	8,107	3,599	5,981	71	17,758
Minority interest	—	—	(341)	—	(341)
Equity in earnings/(losses) of nonconsolidated subsidiaries	9,107	(238)	128	(9,129)	(132)
Net earnings	$17,214	$3,361	$5,768	$(9,058)	$17,285

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$400,295	$115,307	$164,006	$(37,192)	$642,416
Cost of Sales	307,733	89,808	121,263	(37,143)	481,661
Gross profit	92,562	25,499	42,743	(49)	160,755
Selling, general and administrative expenses	60,689	16,241	30,339	—	107,269
Operating income	31,873	9,258	12,404	(49)	53,486
Other income (deductions):
Interest expense	(8,082)	(4)	(415)	15	(8,486)
Interest income	149	35	779	(15)	948
Miscellaneous	1,114	25	44	—	1,183
	(6,819)	56	408	—	(6,355)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	25,054	9,314	12,812	(49)	47,131
Income tax expense:
Current	16,017	4,251	3,725	—	23,993
Deferred	(6,236)	(697)	(895)	—	(7,828)
	9,781	3,554	2,830	—	16,165
Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	15,273	5,760	9,982	(49)	30,966
Minority interest	—	—	(509)	—	(509)
Equity in earnings/(losses) of nonconsolidated subsidiaries	15,146	(142)	157	(15,248)	(87)
Net earnings	$30,419	$5,618	$9,630	$(15,297)	$30,370

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$12,022	$1,481	$34,421	$—	$47,924
Receivables, net	104,215	32,212	111,565	(63)	247,929
Inventories	96,048	46,945	75,204	—	218,197
Prepaid expenses	3,251	509	7,373	—	11,133
Refundable and deferred income taxes	11,478	3,346	3,821	—	18,645
Total current assets	227,014	84,493	232,384	(63)	543,828
Property, plant and equipment, at cost	346,968	75,818	131,478	—	554,264
Less accumulated depreciation and amortization	229,069	32,333	75,727	—	(337,129)
Net property, plant and equipment	117,899	43,485	55,751	—	217,135
Goodwill	20,370	73,375	20,628	—	114,373
Other intangible assets	697	52,004	6,379	—	59,080
Investment in subsidiaries and intercompany accounts	410,260	60,527	(29,770)	(441,017)	—
Other assets	17,020	—	6,230	(600)	22,650
Total assets	$793,260	$313,884	$291,602	$(441,680)	$957,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$19,023	$30	$3,113	$—	$22,166
Notes payable to banks	—	—	17,900	—	17,900
Accounts payable	39,573	11,756	51,757	—	103,086
Accrued expenses	49,767	5,814	28,380	63	84,024
Dividends payable	2,708	—	—	—	2,708
Total current liabilities	111,071	17,600	101,150	63	229,884
Deferred income taxes	11,359	20,869	3,519	—	35,747
Long-term debt, excluding current installments	203,900	22	2,913	(600)	206,235
Minority interest in consolidated subsidiaries	—	—	9,720	—	9,720
Other noncurrent liabilities	21,296	—	2,870	—	24,166
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	71,412	(230,494)	—
Retained earnings	451,163	102,062	88,243	(192,908)	448,560
Accumulated other comprehensive loss	—	—	8,283	—	8,283
Treasury stock	(33,429)	—	—	—	(33,429)
Unearned restricted stock
Total shareholders’ equity	445,634	275,393	171,430	(441,143)	451,314
Total liabilities and shareholders’ equity	$793,260	$313,884	$291,602	$(441,680)	$957,066

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,438	$2,962	$35,104	$—	$63,504
Receivables, net	88,295	32,836	92,577	(48)	213,660
Inventories	84,073	46,539	63,666	—	194,278
Prepaid expenses	2,368	422	3,296	—	6,086
Refundable and deferred income taxes	9,791	3,323	4,016	—	17,130
Total current assets	209,965	86,082	198,659	(48)	494,658
Property, plant and equipment, at cost	331,520	72,482	118,242	—	522,244
Less accumulated depreciation and amortization	221,290	29,603	70,741	—	321,634
Net property, plant and equipment	110,230	42,879	47,501	—	200,610
Goodwill	20,370	73,375	14,583	—	108,328
Other intangible assets	724	53,475	2,134	—	56,333
Investment in subsidiaries and intercompany accounts	380,194	56,503	(17,241)	(419,456)	—
Other assets	25,666	—	7,315	(600)	32,381
Total assets	$747,149	$312,314	$252,951	$(420,104)	$892,310
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16,068	$29	$2,256	$—	$18,353
Notes payable to banks	—	—	13,114	—	13,114
Accounts payable	43,321	13,397	46,601	—	103,319
Accrued expenses	47,239	6,549	25,959	(48)	79,699
Dividends payable	2,437	—	—	—	2,437
Total current liabilities	109,065	19,975	87,930	(48)	216,922
Deferred income taxes	11,392	21,196	2,397	—	34,985
Long-term debt, excluding current installments	201,615	38	1,731	(600)	202,784
Other noncurrent liabilities	26,203	—	1,846	—	28,049
Minority interest in consolidated subsidiaries	—	—	8,289	—	8,289
Shareholders’ equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital		159,082	67,055	(226,137)	—
Retained earnings	406,786	97,774	76,585	(175,578)	405,567
Accumulated other comprehensive income	—	—	3,626	—	3,626
Treasury stock	(35,812)	—	—	—	(35,812)
Total shareholders’ equity	398,874	271,105	150,758	(419,456)	401,281
Total liabilities and shareholders’ equity	$747,149	$312,314	$252,951	$(420,104)	$892,310

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$46,074	$4,289	$11,657	$(16,331)	$45,689
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,876	4,399	3,712	—	16,987
Stock based compensation	1,752	—	—	—	1,752
(Gain)/ Loss on sale of property, plant and equipment	20	666	91	—	777
Equity in (earnings)/losses of nonconsolidated subsidiaries	91	—	(25)	—	66
Minority interest	—	—	655	—	655
Deferred income taxes	2,056	(350)	(83)	—	1,623
Other adjustments	—	—	318	—	318
Payment of deferred compensation	(9,186)	—	—	—	(9,186)
Changes in assets and liabilities:
Receivables	(15,920)	625	(16,886)	86	(32,095)
Inventories	(11,976)	(406)	(6,537)	32	(18,887)
Prepaid expenses	(883)	(87)	(2,199)	—	(3,169)
Accounts payable	(1,981)	(1,642)	2,746	—	(877)
Accrued expenses	2,784	(735)	1,400	(15)	3,434
Other noncurrent liabilities	126	—	1,024	—	1,150
Income taxes payable	(1,767)	—	(16)	—	(1,783)
Net cash flows from operating activities	20,066	6,759	(4,143)	(16,228)	6,454
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,130)	(4,201)	(6,657)	—	(26,988)
Acquisitions, net of cash acquired	—	—	(12,336)	—	(12,336)
Dividends to minority interest	—	—	(692)	—	(692)
Proceeds from sale of assets	9,235	—	114	—	9,349
Proceeds from minority interests
Other, net	(29,776)	(4,025)	16,542	16,228	(1,031)
Net cash flows from investing activities	(36,671)	(8,226)	(3,029)	16,228	(31,698)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,950	—	2,950
Proceeds from long-term borrowings	11,991	—	2,060	—	14,051
Principal payments on long-term obligations	(6,752)	(14)	(20)	—	(6,786)
Dividends paid	(4,881)	—	—	—	(4,881)
Proceeds from exercises under stock plans	3,337	—	—	—	3,337
Excess tax benefits from stock option exercises	2,464	—	—	—	2,464
Purchase of common treasury shares—stock plan exercises	(2,970)	—	—	—	(2,970)
Net cash flows from financing activities	3,189	(14)	4,990	—	8,165
Effect of exchange rate changes on cash and cash equivalents	—	—	1,499	—	1,499
Net change in cash and cash equivalents	(13,416)	(1,481)	(683)	—	(15,580)
Cash and cash equivalents—beginning of period	25,438	2,962	35,104	—	63,504
Cash and cash equivalents—end of year	$12,022	$1,481	$34,421	$—	$47,924

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$30,419	$5,618	$9,630	$(15,297)	$30,370
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,774	4,782	4,001	—	18,557
Stock based compensation	1,269	—	—	—	1,269
(Gain)/ Loss on sale of property, plant and equipment	480	(90)	121	—	511
Equity in (earnings)/losses of nonconsolidated subsidiaries	102	142	(157)	—	87
Minority interest	—	—	509	—	509
Deferred income taxes	(6,236)	(697)	(895)	—	(7,828)
Other adjustments	—	—	(137)	—	(137)
Changes in assets and liabilities:
Receivables	(28,550)	3,442	(13,730)	15	(38,823)
Inventories	(2,629)	338	(3,259)	—	(5,550)
Prepaid expenses	(1,079)	77	(2,626)	—	(3,628)
Accounts payable	2,643	2,238	922	—	5,803
Accrued expenses	562	(1,453)	2,329	(15)	1,423
Other noncurrent liabilities	(277)	—	814	—	537
Income taxes payable	(4,584)	—	(246)	—	(4,830)
Net cash flows from operating activities	1,894	14,397	(2,724)	(15,297)	(1,730)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,675)	(1,271)	(5,484)	—	(11,430)
Investment in unconsolidated sub	(1,274)	—	—	—	(1,274)
Dividends to minority interest	—	—	(302)	—	(302)
Proceeds from sale of assets	770	122	166	—	1,058
Proceeds from minority interests	—	—	—	—	—
Other, net	(5,166)	(12,649)	2,016	15,297	(502)
Net cash flows from investing activities	(10,345)	(13,798)	(3,604)	15,297	(12,450)
Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	(93)	—	(93)
Proceeds from long-term borrowings	—	—	475	—	475
Principal payments on long-term obligations	(5,216)	(13)	32	—	(5,197)
Dividends paid	(4,232)	—	—	—	(4,232)
Proceeds from exercises under stock plans	25,229	—	—	—	25,229
Excess tax benefits from stock option exercises	15,428	—	—	—	15,428
Purchase of common treasury shares—stock plan exercises	(30,138)	—	—	—	(30,138)
Net cash flows from financing activities	1,071	(13)	414	—	1,472
Effect of exchange rate changes on cash and cash equivalents	—	—	388	—	388
Net change in cash and cash equivalents	(7,380)	586	(5,526)	—	(12,320)
Cash and cash equivalents—beginning of period	16,875	1,898	28,094	—	46,867
Cash and cash equivalents—end of year	$9,495	$2,484	$22,568	$—	$34,547

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

Results of Operations

Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	% Incr. (Decr.)	June 30, 2007	July 1, 2006	% Incr. (Decr.)
Consolidated
Net sales	$402,257	$338,791	18.7%	$742,939	$642,416	15.6%
Gross profit	108,914	85,062	28.0%	197,681	160,755	23.0%
as a percent of sales	27.1%	25.1%		26.6%	25.0%
SG&A expense	64,362	55,153	16.7%	119,715	107,269	11.6%
as a percent of sales	16.0%	16.3%		16.1%	16.7%
Operating income	44,552	29,909	49.0%	77,966	53,486	45.8%
as a percent of sales	11.1%	8.8%		10.5%	8.3%
Net interest expense	3,904	3,943	(1.0)%	7,559	7,538	0.3%
Effective tax rate	33.4%	32.4%		34.1%	34.3%
Net earnings	26,961	17,285	56.0%	45,689	30,370	50.4%
Earnings per share	$1.03	$0.67	53.7%	$1.76	$1.18	49.2%
Engineered Support Structures segment
Net sales	152,167	129,559	17.5%	268,057	237,760	12.7%
Gross profit	41,858	34,220	22.3%	73,545	61,708	19.2%
SG&A expense	25,115	23,146	8.5%	48,122	43,630	10.3%
Operating income	16,743	11,074	51.2%	25,423	18,078	40.6%
Utility Support Structures segment
Net sales	89,246	75,684	17.9%	169,494	141,023	20.2%
Gross profit	21,374	15,633	36.7%	39,813	31,316	27.1%
SG&A expense	9,330	7,498	24.4%	18,218	15,222	19.7%
Operating income	12,044	8,135	48.1%	21,595	16,094	34.2%
Coatings segment
Net sales	27,108	22,031	23.0%	53,438	42,512	25.7%
Gross profit	8,527	7,543	13.0%	16,345	12,417	31.6%
SG&A expense	2,631	2,660	(1.1)%	5,245	5,154	1.8%
Operating income	5,896	4,883	20.7%	11,100	7,263	52.8%
Irrigation segment
Net sales	107,533	87,848	22.4%	200,432	174,707	14.7%
Gross profit	28,574	21,640	32.0%	51,322	42,898	19.6%
SG&A expense	11,917	10,633	12.1%	22,420	20,614	8.8%
Operating income	16,657	11,007	51.3%	28,902	22,284	29.7%
Tubing segment
Net sales	21,932	20,184	8.7%	43,025	39,579	8.7%
Gross profit	6,827	5,236	30.4%	12,977	10,377	25.1%
SG&A expense	1,681	1,557	8.0%	3,303	3,075	7.4%
Operating income	5,146	3,679	39.9%	9,674	7,302	32.5%
Other
Net sales	4,271	3,485	22.6%	8,493	6,835	24.3%
Gross profit	1,720	1,264	36.1%	3,360	2,445	37.4%
SG&A expense	1,180	1,670	(29.3)%	2,805	3,510	(20.1)%
Operating income (loss)	540	(406)	NM	555	(1,065)	NM
Net Corporate expense
Gross profit	34	(475)	NM	319	(406)	NM
SG&A expense	12,508	7,988	56.5%	19,602	16,064	22.0%
Operating income (loss)	(12,474)	(8,463)	(47.4)%	(19,283)	(16,470)	(17.1)%

NM = Not meaningful

Overview

The sales increases for the thirteen and twenty-six week periods ended June 30, 2007, as compared with the same periods of  2006, were due to increased sales volumes in all reportable segments and increased selling prices to recover higher raw material costs. The improvement in gross margin (gross profit as a percent of sales) for the thirteen and twenty-six week periods ended June 30, 2007, as compared with the same periods of 2006, resulted mainly from improved sales prices and higher sales volumes. The increases in selling, general and administrative (SG&A) expenses for the second quarter and year-to-date periods ended June 30, 2007, as compared with the same periods in 2006, mainly resulted from higher employee incentives related to improved operating performance (approximately $3.6 million and $2.9 million, respectively), increased salary and benefit costs to support the increase in sales activity (approximately $0.6 million and $3.4 million, respectively) and higher sales commissions associated with the increased sales volumes (approximately $1.9 million and $2.4 million, respectively). All reportable segments contributed to the improved operating income in 2007 for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods in 2006. In November 2006, we acquired the remaining 51% ownership in a previously non-consolidated Mexican manufacturing facility that is reported under the Utility Support Structures segment. In April 2007, we acquired 70% ownership in Tehomet Oy (Tehomet), a Finnish manufacturer of lighting structures that is reported under the Engineered Support Structures segment. The impact of these acquisitions on our operating results for the thirteen and twenty-six week periods ended June 30, 2007 was not significant.

Net interest expense for the thirteen and twenty-six weeks ended June 30, 2007 were comparable with the same periods in 2006, as average borrowing levels and interest rates in 2007 were similar to 2006. Our effective tax rate for the second quarter and year-to-date periods ended June 30, 2007 were comparable with the same periods in 2006. “Miscellaneous” income was lower for the twenty-six week period ended June 30, 2007 as compared with the same period in 2006, due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. Our cash flows provided by operations was $6.5 million for the twenty-six weeks ended June 30, 2007, as compared with $1.7 million of cash used by operations for the same period in 2006. The higher operating cash flows in 2007 resulted from increased earnings in 2007, offset to a degree by increased working capital required by the increased net sales realized in 2007, as compared with 2006.

Engineered Support Structures (ESS) segment

All geographic regions contributed to the improvement in ESS segment sales in the thirteen and twenty-six week periods ended June 30, 2007, as compared with the same periods in 2006. In North America, lighting and traffic structure sales in 2007 were higher than 2006, due to a combination of increased volume and sales price increases. In the transportation market channel, sales were up modestly in 2007, as compared with 2006, primarily the result of sales price increases. Sales in the commercial market channel in 2007 increased as compared with 2006 through expanded relationships with lighting fixture manufacturers and expansion into new markets, such as lighting structures for decorative applications. In Europe, improved sales volumes in traditional lighting structures more than offset lower sales of tramway structures. The acquisition of Tehomet in the second quarter 2007 also contributed to the increase in European lighting structure sales. Sales of lighting structures in China in 2007 were higher than 2006, on both a quarterly and year-to-date basis, mainly due to continued market expansion and increased sales efforts.

Sales of Specialty Structures products increased in 2007 as compared with 2006, on both a quarterly and year-to-date basis. In North America, structure sales in the wireless communication market in 2007 were comparable to 2006, while weakness in wireless communication components and highway sign sales resulted in lower sales in this product line in 2007, as compared with 2006. Sales of wireless communication poles in China continued to be very strong as Chinese wireless carriers continue the development of their wireless networks.

The increases in operating income of the ESS segment for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods in 2006, were related to the sales growth in all regions. Also, charges to operating income in the second quarter of 2006 related to a sign structure warranty claim and production equipment disposals in Europe ($1.1 million) and the writeoff of the Sigma trade name ($0.4 million) also contributed to the improvement in segment operating income in 2007, as compared with 2006. The main reasons for the increases in SG&A expense for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods in 2006, were increased salary and employee benefit costs of $1.1 million, on a year-to-date basis, commissions related to higher sales volumes (approximately $1.2 million and $1.4 million, respectively), and foreign currency translation (approximately $0.6 million and $1.2 million, respectively).

Utility Support Structures segment

In the Utility Support Structures segment, the sales increases for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods of 2006, were due to improved demand for steel and concrete electrical transmission, substation and distribution pole structures and higher selling prices. The increase in demand for utility structures was the result of continued investment by utility companies to improve the electrical transmission and distribution infrastructure in the U.S. Gross profit increased in the second quarter of 2007, as compared with 2006 due to improved operating leverage from the higher volumes produced by our steel structure manufacturing operations and price improvements, offset to a degree by stronger sales mix of steel structures, which carry slightly lower gross margins compared with concrete structures. The increase in SG&A spending for the thirteen and twenty six weeks ended June 30, 2007 was due to the fourth quarter 2006 acquisition of the remaining 51% of our previously non-consolidated manufacturing facility in Mexico ($0.4 million and $0.9 million respectively), increased commission expenses related to the higher sales volumes,  ($0.6 million and $0.9 million respectively) and increased salary, benefits and incentive expenses related to the higher sales activity and profit levels (approximately $0.7 million and $1.4 million, respectively).

Coatings segment

Coatings segment sales for the thirteen and twenty-six week periods ended June 30, 2007 were above 2006 levels, mainly due to higher sales prices associated with higher zinc costs and increased demand for galvanizing services. In our galvanizing operations, pounds of steel galvanized in 2007 for the thirteen and twenty-six weeks ended June 30, 2007 increased over the same periods in 2006 by approximately 20% and 10%, respectively. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S. The increase in sales in 2007 as compared with 2006 also reflected increased selling prices for galvanizing services to cover the increase in zinc costs experienced throughout 2006. The increases in operating income for the thirteen and twenty-six weeks ended June 30, 2007 as compared with the same periods in 2006 were principally due to higher production levels and improved production efficiencies. SG&A spending in the second quarter and year-to-date periods ended June 30, 2007 were comparable to last year. In the second quarter of 2007, we recorded a valuation charge of approximately $0.7 million related to the disposal of manufacturing equipment in our anodizing operation.

Irrigation segment

For the thirteen and twenty-six weeks ended June 30, 2007 the sales increases in the Irrigation segment, as compared with the same periods in 2006, were predominantly due to higher sales volumes. In North America, generally higher farm commodity prices in 2007 resulted in improved demand for irrigation machines.  In addition, we adjusted our sales prices in the latter part of the first quarter of 2007 due to competitive conditions. We believe this pricing adjustment also contributed to increased demand for our products during the second quarter. International sales in the second quarter of 2007 increased mainly due to stronger sales in South America and China, which more than offset weakness in sales in the Australian market and lower sales in emerging markets in Central Asia and Africa. Argentina sales were driven by higher corn prices while severe drought conditions in Australia contributed to a weaker market in that region. Operating income for the thirteen and twenty-six weeks ended June 30, 2007 increased substantially as compared with the same periods in 2006 due to improved sales volumes and factory utilization as well as effective control of SG&A spending. The increases in SG&A spending for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods in 2006 were mainly attributable to increased employee incentives associated with improved operational performance ($0.5 million and $0.3 million, respectively) and increased salary and benefit expense for additional administrative personnel ($0.3 million and $0.5 million, respectively).

Tubing segment

The increases in Tubing sales for the second quarter and the year-to-date periods ended June 30, 2007, as compared with the same periods in 2006, were due to improved demand for structural tubing products and large diameter products used for industrial and agricultural applications. We believe that the increase in demand from agricultural equipment manufacturers was due in part to an increase in the number of acres to be planted in corn in 2007, resulting in an increase in the demand for grain handling equipment. Operating income was significantly higher in 2007 due to improved operating efficiencies and leverage from increased production volumes which more than offset higher SG&A spending related to sales incentives.

Other

This includes our industrial fastener business, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. We made the decision to suspend our wind energy initiative in the fourth quarter of 2006. The main reasons for the improvement in operating income this year was lower spending related to wind energy and improvement in sales and profitability of our machine tool accessory business.

Net corporate expense

The increases in net corporate expenses for the thirteen and twenty-six weeks ended June 30, 2007, as compared with the same periods in 2006 were mainly related to increased employee incentives due to improved earnings and common stock price (which is used to value certain long-term management incentives) this year (approximately $2.4 million and $1.4 million, respectively) and increased costs ($0.5 million and $0.5 million) related to higher health care costs.

Liquidity and Capital Resources

Cash Flows

Working Capital and Operating Cash Flows—Net working capital was $313.9 million at June 30, 2007, as compared with $277.7 million at December 30, 2006. The ratio of current assets to current liabilities was 2.37:1 at June 30, 2007, as compared with 2.28:1 at December 30, 2006. The increase in net working capital mainly relates to increased accounts receivable and inventories associated with higher sales activity in 2007, as compared with 2006. Cash flow provided by operations was $6.5 million for the twenty-six week period ended June 30, 2007, as compared with $1.7 million used by operations for the same period in 2006. The increase in operating cash flows in 2007, as compared with 2006, related primarily to increased net earnings and the timing of income taxes payable. In 2007 $9,186 was distributed from our non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code.

Investing Cash Flows—Capital spending during the twenty-six weeks ended June 30, 2007 was $27.0 million, as compared with $11.4 million for the same period in 2006. The main reason for the increased capital spending in 2007, as compared with 2006, was additional manufacturing capacity to serve the North America ESS markets and the Utility Support Structures segment. Our capital spending for the 2007 fiscal year is expected to be between $55 million and $60 million. In addition, we spent approximately $12.3 million (net of cash acquired) to acquire 70% of the outstanding stock of Tehomet Oy, a Finnish manufacturer of lighting structures, in the second quarter of 2007. Subsequent to June 30, 2007, we paid approximately $3.8 million for the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility. The cash used to pay the distributions from our non-qualified deferred compensation plan was generated from the liquidation of investments, which was classified as “Proceeds from sale of assets” in the statement of cash flows for the twenty-six week period ended June 30, 2007.

Financing Cash Flows—Our total interest-bearing debt increased from $234.3 million as of December 30, 2006 to $246.3 million as of June 30, 2007, which was reported as an increase in financing cash flows for the twenty-six weeks ended June 30, 2007. The main reasons for the increase in borrowings relate to increased capital spending in 2007 and the Tehomet acquisition, which was funded through borrowings against our revolving credit agreement.

Sources of Financing and Capital

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At June 30, 2007, our long-term debt to invested capital ratio was 29.8%, as compared with 31.3% at December 30, 2006. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2007.

Our debt financing at June 30, 2007 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $26.8 million, $17.3 million which was unused at June 30, 2007. Our long-term debt principally consists of:

•                    $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

•                    $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At June 30, 2007, there was $12.0 million outstanding balance under the revolving credit agreement at an interest rate of 4.70% per annum. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At June 30, 2007, we had the ability to borrow an additional $129.0 million under this facility.

•                    Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio, and had an outstanding balance of $41.7 million at June 30, 2007. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2007 in millions are: $8.9, $20.9, and $11.9. The effective interest rate on this loan was 6.125% per annum at June 30, 2007.

Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At June 30, 2007 we were in compliance with all covenants related to these debt agreements.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies during the quarter ended June 30, 2007. These policies are described on pages 39-42 in our Form 10-K for fiscal year ended December 30, 2006.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the company’s market risk during the quarter ended June 30, 2007. For additional information, refer to the section “Risk Management” on pages 38-39 in our Form 10-K for the fiscal year ended December 30, 2006.

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

PART II.   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of  Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	paid per share	Programs	Programs
April 1, 2007 to April 28, 2007	25,490	$65,29	—	—
April 29, 2007 to June 2, 2007	10,283	64.13	—	—
June 3, 2007 to June 30, 2007	1,005	72.23	—	—
Total	36,778	$65.15	—	—

During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.                        Other Information

On April 23, 2007, the Company’s Board of Directors declared a quarterly cash dividend on common stock of 10.5 cents per share, which was paid on July 16, 2007, to stockholders of record June 29, 2007. The indicated annual dividend rate is 42 cents per share.

Item 6.                        Exhibits

(a) Exhibits

Exhibit No.	Description
10.1	Amendment No. 5 dated as of May 23, 2007 to the Company’s credit agreement with The Bank of New York dated May 4, 2004
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)
/s/ TERRY J. McCLAIN
Terry J. McClain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated this 6th day of August, 2007.