Form 10-Q
period 2007-09-29
VALMONT INDUSTRIES INC
filed 2007-11-05
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
Or
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

(Registrant's telephone number, including area code)
 402-963-1000

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

25,882,450
Outstanding shares of common stock as of October 22, 2007

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006	3
	Condensed Consolidated Balance Sheets as of September 29, 2007 and December 30, 2006	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 29, 2007 and September 30, 2006	5
	Notes to Condensed Consolidated Financial Statements	6-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-29
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept 29, 2007	Sept 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net sales	$372,033	$310,904	$1,114,972	$953,320
Cost of sales	274,461	230,234	819,719	711,895

Gross profit	97,572	80,670	295,253	241,425
Selling, general and administrative expenses	59,858	51,651	179,573	158,920

Operating income	37,714	29,019	115,680	82,505

Other income (deductions):
Interest expense	(4,470)	(4,328)	(13,159)	(12,815)
Interest income	666	549	1,796	1,497
Miscellaneous	(319)	113	(342)	1,297

	(4,123)	(3,666)	(11,705)	(10,021)

Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	33,591	25,353	103,975	72,484

Income tax expense (benefit):
Current	8,506	9,636	30,857	33,629
Deferred	(1,070)	(2,141)	553	(9,969)

	7,436	7,495	31,410	23,660

Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	26,155	17,858	72,565	48,824
Minority interest	(700)	(393)	(1,355)	(902)
Equity in earnings (losses) of nonconsolidated subsidiaries	438	(2,403)	372	(2,490)

Net earnings	$25,893	$15,062	$71,582	$45,432

Earnings per share—Basic	$1.01	$0.60	$2.81	$1.82

Earnings per share—Diluted	$0.99	$0.58	$2.74	$1.76

Cash dividends per share	$0.105	$0.095	$0.305	$0.275

Weighted average number of shares of common stock outstanding (000 omitted)	25,570	25,255	25,500	25,027

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	26,207	25,851	26,096	25,743

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$69,337	$63,504
Receivables, net	264,518	213,660
Inventories	212,982	194,278
Prepaid expenses	8,571	6,086
Refundable and deferred income taxes	20,825	17,130

Total current assets	576,233	494,658

Property, plant and equipment, at cost	572,344	522,244
Less accumulated depreciation and amortization	345,981	321,634

Net property, plant and equipment	226,363	200,610

Goodwill	116,337	108,328
Other intangible assets, net	58,889	56,333
Other assets	24,868	32,381

Total assets	$1,002,690	$892,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$22,616	$18,353
Notes payable to banks	14,890	13,114
Accounts payable	113,357	103,319
Accrued expenses	98,352	79,699
Dividends payable	2,717	2,437

Total current liabilities	251,932	216,922

Deferred income taxes	35,014	34,985
Long-term debt, excluding current installments	200,521	202,784
Other noncurrent liabilities	22,958	28,049
Minority interest in consolidated subsidiaries	9,367	8,289
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	473,882	405,567
Accumulated other comprehensive income	12,995	3,626
Treasury stock	(31,879)	(35,812)

Total shareholders' equity	482,898	401,281

Total liabilities and shareholders' equity	$1,002,690	$892,310

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 29, 2007	Sept. 30, 2006
Cash flows from operations:
Net earnings	$71,582	$45,432
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	25,736	27,460
Stock-based compensation	2,694	2,023
(Gain) Loss on sale of assets	819	(376)
Equity in (earnings) losses in nonconsolidated subsidiaries	(372)	2,490
Minority interest	1,356	902
Deferred income taxes	553	(9,969)
Other adjustments	693	(339)
Changes in assets and liabilities
Receivables	(44,662)	(36,102)
Inventories	(11,147)	(16,936)
Prepaid expenses	(1,650)	(5,256)
Accounts payable	7,582	11,920
Accrued expenses	16,715	11,985
Other noncurrent liabilities	(879)	326
Income taxes payable	(4,600)	(4,519)
Payment of deferred compensation	(9,186)	—

Net cash flows from operations	$55,234	$29,041

Cash flows from investing activities:
Purchase of property, plant & equipment	(42,901)	(18,789)
Acquisitions, net of cash acquired	(16,163)	—
Investment in nonconsolidated subsidiary	—	(4,824)
Proceeds from sale of assets	9,371	3,316
Dividends to minority interests	(715)	(377)
Other, net	(1,417)	(780)

Net cash flows from investing activities	(51,825)	(21,454)

Cash flows from financing activities:
Net borrowings under short-term agreements	1,624	3,790
Proceeds from long-term borrowings	12,463	475
Principal payments on long-term obligations	(12,147)	(8,679)
Dividends paid	(7,588)	(6,658)
Proceeds from exercises under stock plans	6,287	26,543
Excess tax benefits from stock option exercises	5,541	16,102
Purchase of common treasury shares—stock plan exercises	(6,244)	(31,367)

Net cash flows from financing activities	(64)	206

Effect of exchange rate changes on cash and cash equivalents	2,488	589

Net change in cash and cash equivalents	5,833	8,382
Cash and cash equivalents—beginning of period	63,504	46,867

Cash and cash equivalents—end of period	$69,337	$55,249

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 29, 2007 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 29, 2007 and September 30, 2006 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 29, 2007 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2006, except for the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in fiscal 2007. The results of operations for the periods ended September 29, 2007 are not necessarily indicative of the operating results for the full year.

  Inventories

        At September 29, 2007, approximately 48.2% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $35,800 and $37,400 at September 29, 2007 and December 30, 2006, respectively.

        Inventories consisted of the following:

	September 29, 2007	December 30, 2006
Raw materials and purchased parts	$134,415	$132,988
Work-in-process	21,322	20,825
Finished goods and manufactured goods	93,005	77,817

Subtotal	248,742	231,630
LIFO reserve	35,760	37,352

Inventory	$212,982	$194,278

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

  Stock and Deferred Compensation Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 29, 2007, 1,236,257 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $367 and $1,264 of compensation expense (included in selling, general and administrative expenses) for the thirteen and thirty-nine weeks ended September 29, 2007, respectively and $444 and $1,157 of compensation expense for the thirty-nine weeks ended September 30, 2006. The associated tax benefits recorded for the thirteen and thirty-nine weeks ended September 29, 2007 were $141 and $487, respectively and the $171 and $445 for the thirteen and thirty-nine weeks ended September 30, 2006.

        During the thirty-nine weeks ended September 29, 2007, $13,374 was distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. The distributions were made in the amounts of $9,186 in cash and $4,188 in-kind.

  Income Taxes

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006. The result of the implementation was immaterial to the financial statements. The gross amount of unrecognized tax benefits as of the date of adoption was $4,325. Included in this amount was an aggregate of $760 of interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,775 and $1,779 at December 30, 2006 and September 29, 2007, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Condensed Consolidated Statements of Operations. In the third quarter of 2007, the Company recorded a reduction of its unrecognized tax benefits of $2,696, with $2,388 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2004 and forward remain open under U.S. statutes of limitation. Generally, tax years 2003 and forward remain open under state statutes of limitation. The Company has extended statutes of limitation for pending examinations in Nebraska for years prior to 2003.

        There is approximately $630 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the classification of a transaction as tax exempt or the computation of a tax deduction or tax credit.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

  Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement 157 ("SFAS 157"), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS 157 will be effective at the beginning of the Company's 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

2. Acquisition

        On April 26, 2007, the Company acquired 70% of the outstanding shares of Tehomet Oy (Tehomet), a Finnish manufacturer of lighting poles. Tehomet's operations are included in the Company's condensed consolidated financial statement since the acquisition date. The total purchase price amounted to $12,336 in cash (including transaction costs). Goodwill of $5,990 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures segment. The Company allocated the purchase price as follows: current assets, $4,834; current liabilities, $1,950; plant, property and equipment; $3,259, finite-lived intangible assets, $3,168; indefinite-lived intangible assets, $1,262; goodwill, $5,990 and long term liabilities, $4,227. The Company acquired Tehomet to expand its geographical presence in Europe and to leverage product lines offerings of both companies across the Company's collective market areas for lighting structures.

        On July 13, 2007, the Company paid $3,827 in cash for the remaining 20% of the outstanding shares of its Canadian lighting structure manufacturing facility. The purchase price in excess of the $1,425 of net assets acquired was allocated as follows: plant, property and equipment, $116; finite-lived intangible assets, $556; indefinite-lived intangible assets, $172; goodwill, $1,828 and long term liabilities, $270.

3. Goodwill and Intangible Assets

  Amortized Intangible Assets

        The components of amortized intangible assets at September 29, 2007 and December 30, 2006 were as follows:

	As of September 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,209	$13,011	16 years
Proprietary Software & Database	2,609	2,124	6 years
Patents & Proprietary Technology	2,839	666	14 years
Non-compete Agreements	979	241	6 years

	$57,636	$16,042

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

        Amortization expense for intangible assets for the thirteen weeks ended September 29, 2007 and September 30, 2006 was $919 and $756, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 29, 2007, and September 30, 2006 was $2,602 and $2,572, respectively. Estimated amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2007	$3,650
2008	3,671
2009	3,640
2010	3,610
2011	3,610

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod and Newmark trade names are $4,750 and $11,111 as of September 29, 2007 and December 30, 2006. These indefinite-lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2007. The carrying value of the Tehomet and Feralux trade names were $1,262 and $172, respectively, as of September 29, 2007. The Newmark trade name arose from the 2004 acquisition, the PiRod trade name arose from the 2001 acquisition and the Tehomet and Feralux trade names arose from 2007 acquisitions. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 29, 2007.

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

  Goodwill

        The carrying amount of goodwill as of September 29, 2007 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Tubing Segment	Total
Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328
Acquisitions	7,818	—	—	—	—	7,818
Foreign Currency Translation	191	—	—	—	—	191

Balance September 29, 2007	$27,965	44,065	42,192	1,853	262	$116,337

        The Company's annual impairment testing on its reporting units was performed during the third quarter of 2007. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Condensed Consolidated Balance Sheet were not impaired.

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 29, 2007	Sept. 30, 2006
Interest	$10,852	$10,358
Income Taxes	31,985	22,306

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Earnings Per Share

        The following table provides reconciles Basic and Diluted earnings per share:

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 29, 2007:
Net earnings	$25,893	—	$25,893
Shares outstanding	25,570	637	26,207
Per share amount	$1.01	(.02)	$0.99
Thirteen weeks ended September 30, 2006:
Net earnings	$15,062	—	$15,062
Shares outstanding	25,255	596	25,851
Per share amount	$0.60	(.02)	$0.58
Thirty-nine weeks ended September 29, 2007:
Net earnings	$71,582	—	$71,582
Shares outstanding	25,500	596	26,096
Per share amount	$2.81	(.07)	$2.74
Thirty-nine weeks ended September 30, 2006:
Net earnings	$45,432	—	$45,432
Shares outstanding	25,027	716	25,743
Per share amount	$1.82	(.06)	$1.76

6. Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The Company's other comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2007	Sept. 29, 2006	Sept. 29, 2007	Sept. 30, 2006
Net earnings	$25,893	$15,062	$71,582	$45,432
Currency translation adjustment	4,712	(264)	9,369	3,767

Total comprehensive income	$30,605	$14,798	$80,951	$49,199

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29 2007	Sept. 30 2006
Sales:
Engineered Support Structures segment
Lighting & Traffic	$123,393	$96,488	$342,259	$286,893
Specialty	33,771	26,203	91,202	79,097
Utility	7,604	10,577	17,137	20,440

	164,768	133,268	450,598	386,430
Utility Support Structures segment
Steel	60,780	51,622	189,314	154,782
Concrete	18,282	14,718	59,878	54,024

	79,062	66,340	249,192	208,806
Coatings segment	34,321	29,936	103,351	82,534
Irrigation segment	84,822	67,803	285,301	242,527
Tubing segment	24,106	22,997	76,652	70,134
Other	5,253	4,328	16,660	13,397

	392,332	324,672	1,181,754	1,003,828
Intersegment Sales:
Engineered Support Structures	7,124	2,222	24,897	17,624
Utility Support Structures	69	306	705	1,749
Coatings	7,523	6,172	23,115	16,258
Irrigation	7	29	54	46
Tubing	4,199	4,002	13,720	11,560
Other	1,377	1,037	4,291	3,271

	20,299	13,768	66,782	50,508
Net Sales
Engineered Support Structures	157,644	131,046	425,701	368,806
Utility Support Structures	78,993	66,034	248,487	207,057
Coatings	26,798	23,764	80,236	66,276
Irrigation	84,815	67,774	285,247	242,481
Tubing	19,907	18,995	62,932	58,574
Other	3,876	3,291	12,369	10,126

Consolidated Net Sales	$372,033	$310,904	$1,114,972	$953,320

Operating Income
Engineered Support Structures	$16,679	$14,469	$42,102	$32,547
Utility Support Structures	10,045	6,710	31,640	22,804
Coatings	6,117	5,917	17,217	13,180
Irrigation	8,859	5,583	37,761	27,867
Tubing	4,308	3,812	13,982	11,114
Other	399	(373)	954	(1,438)
Net corporate expense	(8,693)	(7,099)	(27,976)	(23,569)

Total Operating Income	$37,714	$29,019	$115,680	$82,505

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information

        On May 4, 2004, the Company completed a $150,000,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of the Company's current and future direct and indirect domestic subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$223,203	$61,195	$116,654	$(29,019)	$372,033
Cost of sales	166,532	47,719	88,998	(28,788)	274,461

Gross profit	56,671	13,476	27,656	(231)	97,572
Selling, general and administrative expenses	34,235	8,385	17,238	—	59,858

Operating income	22,436	5,091	10,418	(231)	37,714

Other income (deductions):
Interest expense	(3,966)	(1)	(590)	87	(4,470)
Interest income	142	155	456	(87)	666
Miscellaneous	11	21	(351)	—	(319)

	(3,813)	175	(485)	—	(4,123)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	18,623	5,266	9,933	(231)	33,591

Income tax expense:
Current	3,740	2,034	2,732	—	8,506
Deferred	323	(193)	(1,200)	—	(1,070)

	4,063	1,841	1,532	—	7,436

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	14,560	3,425	8,401	(231)	26,155
Minority interest	—	—	(700)	—	(700)
Equity in earnings/(losses) of nonconsolidated subsidiaries	11,563	—	173	(11,298)	438

Net earnings	$26,123	$3,425	$7,874	$(11,529)	$25,893

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

For the Thirty-nine Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$692,121	$182,173	$323,225	$(82,547)	$1,114,972
Cost of sales	511,058	145,226	245,365	(81,930)	819,719

Gross profit	181,063	36,947	77,860	(617)	295,253
Selling, general and administrative expenses	103,638	25,774	50,161	—	179,573

Operating income	77,425	11,173	27,699	(617)	115,680

Other income (deductions):
Interest expense	(11,975)	(5)	(1,602)	423	(13,159)
Interest income	423	500	1,296	(423)	1,796
Miscellaneous	21	57	(420)	—	(342)

	(11,531)	552	(726)	—	(11,705)
Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	65,894	11,725	26,973	(617)	103,975

Income tax expense:
Current	19,087	4,554	7,216	—	30,857
Deferred	2,026	(542)	(931)	—	553

	21,113	4,012	6,285	—	31,410

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	44,781	7,713	20,688	(617)	72,565
Minority interest	—	—	(1,355)	—	(1,355)
Equity in earnings/(losses) of nonconsolidated subsidiaries	27,417	—	198	(27,243)	372

Net earnings	$72,198	$7,713	$19,531	$(27,860)	$71,582

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$191,740	$52,635	$87,953	$(21,424)	$310,904
Cost of sales	146,183	39,165	66,468	(21,582)	230,234

Gross profit	45,557	13,470	21,485	158	80,670
Selling, general and administrative expenses	28,884	8,168	14,599	—	51,651

Operating income	16,673	5,302	6,886	158	29,019

Other income (deductions):
Interest expense	(4,052)	(2)	(282)	8	(4,328)
Interest income	182	31	344	(8)	549
Miscellaneous	(2)	16	99	—	113

	(3,872)	45	161	—	(3,666)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	12,801	5,347	7,047	158	25,353

Income tax expense:
Current	5,229	2,087	2,320	—	9,636
Deferred	(1,510)	13	(644)	—	(2,141)

	3,719	2,100	1,676	—	7,495

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	9,082	3,247	5,371	158	17,858
Minority interest	—	—	(393)	—	(393)
Equity in earnings/(losses) of nonconsolidated subsidiaries	5,822	142	143	(8,510)	(2,403)

Net earnings	$14,904	$3,389	$5,121	$(8,352)	$15,062

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

For the Thirty-nine Weeks Ended September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$592,035	$167,942	$251,959	$(58,616)	$953,320
Cost of sales	453,916	128,973	187,731	(58,725)	711,895

Gross profit	138,119	38,969	64,228	109	241,425
Selling, general and administrative expenses	89,573	24,409	44,938	—	158,920

Operating income	48,546	14,560	19,290	109	82,505

Other income (deductions):
Interest expense	(12,135)	(6)	(697)	23	(12,815)
Interest income	331	66	1,123	(23)	1,497
Miscellaneous	1,113	41	143	—	1,297

	(10,691)	101	569	—	(10,021)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	37,855	14,661	19,859	109	72,484

Income tax expense:
Current	21,246	6,338	6,045	—	33,629
Deferred	(7,746)	(684)	(1,539)	—	(9,969)

	13,500	5,654	4,506	—	23,660

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	24,355	9,007	15,353	109	48,824
Minority interest	—	—	(902)	—	(902)
Equity in earnings/(losses) of nonconsolidated subsidiaries	20,968	—	300	(23,758)	(2,490)

Net earnings	$45,323	$9,007	$14,751	$(23,649)	$45,432

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$37,364	$1,955	$30,018	$—	$69,337
Receivables, net	105,381	31,219	127,918	—	264,518
Inventories	85,368	46,138	81,476	—	212,982
Prepaid expenses	3,375	479	4,717	—	8,571
Refundable and deferred income taxes	13,755	3,353	3,717	—	20,825

Total current assets	245,243	83,144	247,846	—	576,233
Property, plant and equipment, at cost	355,179	78,251	138,914	—	572,344
Less accumulated depreciation and amortization	232,724	33,488	79,769	—	345,981

Net property, plant and equipment	122,455	44,763	59,145	—	226,363

Goodwill	20,371	73,375	22,591	—	116,337
Other intangible assets	684	51,268	6,937	—	58,889
Investment in subsidiaries and intercompany accounts	420,322	66,228	(33,878)	(452,672)	—
Other assets	17,083	—	7,785	—	24,868

Total assets	$826,158	$318,778	$310,426	$(452,672)	$1,002,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$20,216	$31	$2,369	$—	$22,616
Notes payable to banks	—	—	14,890	—	14,890
Accounts payable	42,746	12,114	58,497	—	113,357
Accrued expenses	58,909	7,116	32,327	—	98,352
Dividends payable	2,717	—	—	—	2,717

Total current liabilities	124,588	19,261	108,083	—	251,932
Deferred income taxes	10,700	20,684	3,630	—	35,014
Long-term debt, excluding current installments	198,108	15	2,398	—	200,521
Minority interest in consolidated subsidiaries	—	—	9,367	—	9,367
Other noncurrent liabilities	20,027	—	2,931	—	22,958
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	71,412	(230,494)	—
Retained earnings	476,714	105,487	96,118	(204,437)	473,882
Accumulated other comprehensive loss	—	—	12,995	—	12,995
Treasury stock	(31,879)	—	—	—	(31,879)

Total shareholders' equity	472,735	278,818	184,017	(452,672)	482,898

Total liabilities and shareholders' equity	$826,158	$318,778	$310,426	$(452,672)	$1,002,690

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,438	$2,962	$35,104	$—	$63,504
Receivables, net	88,295	32,836	92,577	(48)	213,660
Inventories	84,073	46,539	63,666	—	194,278
Prepaid expenses	2,368	422	3,296	—	6,086
Refundable and deferred income taxes	9,791	3,323	4,016	—	17,130

Total current assets	209,965	86,082	198,659	(48)	494,658

Property, plant and equipment, at cost	331,520	72,482	118,242	—	522,244
Less accumulated depreciation and amortization	221,290	29,603	70,741	—	321,634

Net property, plant and equipment	110,230	42,879	47,501	—	200,610

Goodwill	20,370	73,375	14,583	—	108,328
Other intangible assets	724	53,475	2,134	—	56,333
Investment in subsidiaries and intercompany accounts	380,194	56,503	(17,241)	(419,456)	—
Other assets	25,666	—	7,315	(600)	32,381

Total assets	$747,149	$312,314	$252,951	$(420,104)	$892,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$16,068	$29	$2,256	$—	$18,353
Notes payable to banks	—	—	13,114	—	13,114
Accounts payable	43,321	13,397	46,601	—	103,319
Accrued expenses	47,239	6,549	25,959	(48)	79,699
Dividends payable	2,437	—	—	—	2,437

Total current liabilities	109,065	19,975	87,930	(48)	216,922

Deferred income taxes	11,392	21,196	2,397	—	34,985
Long-term debt, excluding current installments	201,615	38	1,731	(600)	202,784
Other noncurrent liabilities	26,203	—	1,846	—	28,049
Minority interest in consolidated subsidiaries	—	—	8,289	—	8,289
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	406,786	97,774	76,585	(175,578)	405,567
Accumulated other comprehensive income	—	—	3,626	—	3,626
Treasury stock	(35,812)	—	—	—	(35,812)

Total shareholders' equity	398,874	271,105	150,758	(419,456)	401,281

Total liabilities and shareholders' equity	$747,149	$312,314	$252,951	$(420,104)	$892,310

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$72,198	$7,713	$19,531	$(27,860)	$71,582
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,126	6,548	6,062	—	25,736
Stock based compensation	2,694	—	—	—	2,694
(Gain)/ Loss on sale of property, plant and equipment	14	674	131	—	819
Equity in (earnings)/losses of nonconsolidated subsidiaries	(174)	—	(198)	—	(372)
Minority interest	—	—	1,356	—	1,356
Deferred income taxes	2,026	(542)	(931)	—	553
Payment of deferred compensation	(9,186)	—	—	—	(9,186)
Other adjustments	—	—	693	—	693
Changes in assets and liabilities:
Receivables	(17,085)	1,618	(29,147)	(48)	(44,662)
Inventories	(1,295)	401	(10,253)	—	(11,147)
Prepaid expenses	(1,006)	(57)	(587)	—	(1,650)
Accounts payable	1,191	(1,284)	(7,675)	—	7,582
Accrued expenses	11,926	568	4,173	48	16,715
Other noncurrent liabilities	(1,965)	—	1,086	—	(879)
Income taxes payable	(2,416)	—	(2,184)	—	(4,600)

Net cash flows from operations	70,048	15,639	(2,593)	(27,860)	55,234

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,716)	(6,940)	(11,245)	—	(42,901)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions	—	—	(16,163)	—	(16,163)
Dividends to minority interests	—	—	(715)	—	(715)
Proceeds from sale of assets	9,204	42	125	—	9,371
Proceeds from minority interests	—	—	—	—	—
Other, net	(41,846)	(9,726)	22,295	27,860	(1,417)

Net cash flows from investing activities	(57,358)	(16,624)	(5,703)	27,860	(51,825)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,624	—	1,624
Proceeds from long-term borrowings	12,087	—	376	—	12,463
Principal payments on long-term obligations	(10,847)	(22)	(1,278)	—	(12,147)
Dividends paid	(7,588)	—	—	—	(7,588)
Proceeds from exercises under stock plans	6,287	—	—	—	6,287
Excess tax benefits from stock option exercises	5,541	—	—	—	5,541
Purchase of common treasury shares—stock plan exercises	(6,244)	—	—	—	(6,244)

Net cash flows from financing activities	(764)	(22)	722	—	(64)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,488	—	2,488

Net change in cash and cash equivalents	11,926	(1,007)	(5,086)	—	5,833
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504

Cash and cash equivalents—end of year	$37,364	$1,955	$30,018	—	$69,337

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$45,323	$9,007	$14,751	$(23,649)	$45,432
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,476	7,028	5,956	—	27,460
Stock based compensation	2,023	—	—	—	2,023
(Gain)/ Loss on sale of property, plant and equipment	(533)	(42)	199	—	(376)
Equity in (earnings)/losses of nonconsolidated subsidiaries	125	2,665	(300)	—	2,490
Minority interest	—	—	902	—	902
Deferred income taxes	(7,746)	(684)	(1,539)	—	(9,969)
Other adjustments	—	—	(339)	—	(339)
Changes in assets and liabilities:
Receivables	(27,708)	6,780	(15,214)	40	(36,102)
Inventories	(8,169)	(1,746)	(7,021)	—	(16,936)
Prepaid expenses	(1,557)	1,322	(5,021)	—	(5,256)
Accounts payable	4,694	1,338	5,888	—	11,920
Accrued expenses	7,347	(601)	5,279	(40)	11,985
Other noncurrent liabilities	(355)	—	681	—	326
Income taxes payable	(4,779)	—	260	—	(4,519)

Net cash flows from operations	23,141	25,067	4,482	(23,649)	29,041

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,696)	(4,069)	(7,024)	—	(18,789)
Investment in nonconsolidated subsidiary	(4,824)	—	—	—	(4,824)
Dividends to minority interests	—	—	(377)	—	(377)
Proceeds from sale of assets	3,057	77	182	—	3,316
Proceeds from minority interests	—	—	—	—	—
Other, net	(5,012)	(21,613)	2,196	23,649	(780)

Net cash flows from investing activities	(14,475)	(25,605)	(5,023)	23,649	(21,454)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	3,790	—	3,790
Proceeds from long-term borrowings		—	475	—	475
Principal payments on long-term obligations	(8,370)	(20)	(289)	—	(8,679)
Dividends paid	(6,658)	—	—	—	(6,658)
Proceeds from exercises under stock plans	26,543	—	—	—	26,543
Excess tax benefits from stock option exercises	16,102	—	—	—	16,102
Purchase of common treasury shares—stock plan exercises	(31,367)	—	—	—	(31,367)

Net cash flows from financing activities	(3,750)	(20)	3,976	—	206

Effect of exchange rate changes on cash and cash equivalents	—	—	589	—	589

Net change in cash and cash equivalents	4,916	(558)	4,024	—	8,382
Cash and cash equivalents—beginning of year	16,875	1,898	28,094	—	46,867

Cash and cash equivalents—end of year	$21,791	$1,340	$32,118	$—	$55,249

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management's perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company's control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions. Many factors could affect the Company's actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, risk factors described from time to time in the Company's reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.

        This discussion should be read in conjunction with the financial statements and the notes thereto, and the management's discussion and analysis, included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2006. We aggregate our businesses as five reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	% Incr. (Decr.)	September 29, 2007	September 30, 2006	% Incr (Decr.)
Consolidated
Net sales	$372,033	$310,904	19.7%	$1,114,972	$953,320	17.0%
Gross profit	97,572	80,670	21.0%	295,253	241,425	22.3%
as a percent of sales	26.2%	25.9%		26.5%	25.3%
SG&A expense	59,858	51,651	15.9%	179,573	158,920	13.0%
as a percent of sales	16.1%	16.6%		16.1%	16.7%
Operating income	37,714	29,019	30.0%	115,680	82,505	40.2%
as a percent of sales	10.1%	9.3%		10.4%	8.7%
Net interest expense	3,804	3,779	0.7%	11,363	11,318	0.4%
Effective tax rate	22.1%	29.6%		30.2%	32.6%
Net earnings	25,893	15,062	71.9%	71,582	45,432	57.6%
Earnings per share	$0.99	$0.58	70.7%	$2.74	$1.76	55.7%
Engineered Support Structures segment
Net sales	$157,644	$131,046	20.3%	$425,701	$368,806	15.4%
Gross profit	41,398	35,565	16.4%	114,943	97,273	18.2%
SG&A expense	24,719	21,096	17.2%	72,841	64,726	12.5%
Operating income	16,679	14,469	15.3%	42,102	32,547	29.4%
Utility Support Structures segment
Net sales	78,993	66,034	19.6%	248,487	207,057	20.0%
Gross profit	19,076	14,550	31.1%	58,890	45,866	28.4%
SG&A expense	9,031	7,840	15.2%	27,250	23,062	18.2%
Operating income	10,045	6,710	49.7%	31,640	22,804	38.7%
Coatings segment
Net sales	26,798	23,764	12.8%	80,236	66,276	21.1%
Gross profit	8,767	8,812	(0.5)%	25,112	21,229	18.3%
SG&A expense	2,650	2,895	(8.5)%	7,895	8,049	(1.9)%
Operating income	6,117	5,917	3.4%	17,217	13,180	30.6%
Irrigation segment
Net sales	84,815	67,774	25.1%	285,247	242,481	17.6%
Gross profit	20,635	15,738	31.1%	71,957	58,636	22.7%
SG&A expense	11,776	10,155	16.0%	34,196	30,769	11.1%
Operating income	8,859	5,583	58.7%	37,761	27,867	35.5%
Tubing segment
Net sales	19,907	18,995	4.8%	62,932	58,574	7.4%
Gross profit	5,936	5,270	12.6%	18,912	15,647	20.9%
SG&A expense	1,628	1,458	11.7%	4,930	4,533	8.8%
Operating income	4,308	3,812	13.0%	13,982	11,114	25.8%
Other
Net sales	3,876	3,291	17.8%	12,369	10,126	22.2%
Gross profit	1,470	1,202	22.3%	4,830	3,647	32.4%
SG&A expense	1,071	1,575	(32.0)%	3,876	5,085	(23.8)%
Operating income (loss)	399	(373)	NM	954	(1,438)	NM
Net Corporate expense
Gross profit	290	(467)	NM	609	(873)	NM
SG&A expense	8,983	6,632	35.4%	28,585	22,696	25.9%
Operating income (loss)	(8,693)	(7,099)	(22.5)%	(27,976)	(23,569)	(18.7)%

NM = Not meaningful

  Overview

        The net sales increase for the thirteen week period ended September 29, 2007, as compared with the same period of 2006, was due to increased sales volumes in all reportable segments and selling price increases in our Utility Support Structures and Coatings segments offset to some extent by selling price decreases in our Tubing segment. The year-to-date sales increase was due to increased volume in all reportable segments and sales price increases in all reportable segments except the Tubing segment. The improvement in gross profit for the thirteen and thirty-nine week periods ended September 29, 2007, as compared with the same periods of 2006, resulted from higher sales volumes and slightly lower material costs in 2007, as compared with 2006. The increases in selling, general and administrative (SG&A) expenses for the third quarter and year-to-date periods ended September 29, 2007, as compared with the same periods in 2006, mainly resulted from higher employee incentives related to improved operating performance (approximately $2.3 million and $5.2 million, respectively), increased salary and benefit costs to support the increase in sales activity (approximately $2.1 million and $5.2 million, respectively) higher sales commissions associated with the increased sales volumes (approximately $0.8 million and $3.2 million, respectively), acquisitions (approximately $0.9 million and $1.5 million, respectively) and currency fluctuations (approximately $0.8 million and $2.2 million, respectively).

        All reportable segments contributed to the improved operating income in 2007 for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods in 2006. In November 2006, we acquired the remaining 51% ownership in a previously non-consolidated Mexican manufacturing facility that is reported under the Utility Support Structures segment. In April 2007, we acquired 70% ownership in Tehomet Oy (Tehomet), a Finnish manufacturer of lighting structures that is reported under the Engineered Support Structures segment. In July 2007, we acquired the remaining 20% of our Canadian lighting structure manufacturing facility. The impact of these acquisitions on our operating results for the thirteen and thirty-nine week periods ended September 29, 2007 was not significant.

        Net interest expense for the thirteen and thirty-nine weeks ended September 29, 2007 were comparable with the same periods in 2006, as average borrowing levels and interest rates in 2007 were similar to 2006.

        Our effective tax rates for the third quarter and year-to-date periods ended September 29, 2007 were lower than the same periods in 2006. The most significant reason for the lower rates was approximately $2.2 million ($0.6 million in 2006) in certain unrecognized income tax benefits related to activities in prior tax years that were recorded as a reduction of income tax expense, due to the expiration of United States statutes of limitation. We had previously determined that these tax benefits were not likely to be realized and therefore had not recognized these benefits in prior years. In addition, our income tax rate in 2007 has been favorably impacted by our stronger earnings from international operations, which are generally taxed at lower rates than the U.S., and an increase in various tax credits and manufacturer's deductions that were available to us in 2007, as compared with 2006.

        "Miscellaneous" income was lower for the thirty nine week period ended September 29, 2007, as compared to the same period in 2006, due to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. Our share of the profitability of our nonconsolidated subsidiaries was much improved in 2007, as compared with 2006, due mainly to a $2.1 million after-tax loss in our Mexican structures manufacturing operation in the third quarter of 2006. This entity is now 100% owned by us and is reported as part of the Utility Support Structures segment. Our cash flows provided by operations were $55.2 million for the thirty-nine weeks ended September 29, 2007, as compared with $29.0 million of cash provided by operations for the same period in 2006. The higher operating cash flows in 2007 primarily resulted from increased net earnings in 2007

  Engineered Support Structures (ESS) segment

        All geographic regions contributed to the improvement in ESS segment sales in the thirteen and thirty-nine week periods ended September 29, 2007, as compared with the same periods in 2006. In North America, lighting and traffic structure sales in 2007 were higher than 2006, due to a combination of increased volume and sales price increases. In the transportation market channel, sales were up modestly in 2007, as compared with 2006, primarily the result of sales price increases. We believe that delays in funding appropriations through federal highway legislation have contributed to some sluggishness in sales orders in this market channel in 2007. Sales in the commercial market channel in 2007 increased as compared with 2006 through expanded relationships with lighting fixture manufacturers and expansion into new markets, such as lighting structures for decorative applications. In Europe, improved sales volumes in traditional lighting structures more than offset lower sales of tramway structures. The acquisition of Tehomet in the second quarter 2007 also contributed to the increase in European lighting structure sales. Sales of lighting structures in China in 2007 were higher than 2006, on both a quarterly and year-to-date basis, mainly due to continued market expansion and increased sales efforts.

        Sales of Specialty Structures products increased in 2007 as compared with 2006, on both a quarterly and year-to-date basis. In North America, structure sales were slightly better in the third quarter of 2007 as compared to 2006 and somewhat less year to date than in 2006. Weakness in wireless communication components and highway sign sales offset modest sales gains in the telecommunication tower product line in 2007, as compared with 2006. Sales of wireless communication poles in China continued to be very strong as Chinese wireless carriers continue the development of their wireless market.

        The increases in operating income of the ESS segment for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods in 2006, were related to the sales growth in all regions. Also, in the second quarter of 2006 there were charges related to a sign structure warranty claim and production equipment disposals in Europe ($1.1 million) and the write off of the Sigma trade name ($0.4 million) which contributed to the improvement in segment operating income for the thirty-nine weeks ended September 29, 2007, as compared with the same period in 2006. The main reasons for the increases in SG&A expense for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods in 2006, were increased salary and employee benefits (approximately $1.0 million and $2.4 million, respectively), commissions related to higher sales volumes (approximately $0.8 million and $2.3 million, respectively), and foreign currency translation (approximately $0.7 million and $1.9 million, respectively).

        Subsequent to the end of the third quarter of fiscal 2007, we are taking certain actions to consolidate our North American specialty structures operations to improve our cost competitiveness and enhance operational efficiency. We expect that most of these actions will be completed in the fourth quarter of 2007, with an anticipated pre-tax expense of $1 to $2 million to be recorded in the fourth quarter of 2007.

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increases for both the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods of 2006, were due to higher sales volumes and sales price increases to recover higher material costs. These increases were the result of improved demand for steel and concrete electrical transmission, substation and distribution pole structures by utility companies as they continue to improve the electrical transmission and distribution infrastructure in the U.S.

        Gross profit increased for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with 2006, due to improved operating leverage from the higher sales volumes and improvement in sales prices. The improvement in gross profit in 2007, as compared with 2006, was also attributable to certain large orders that were at lower gross profit margins than normal in 2006.

        The increase in SG&A spending for the thirteen and thirty-nine weeks ended September 29, 2007 was due to increased salary, benefits, incentive expenses and commissions related to the higher sales activity and profit levels ($0.5 million and $2.9 million, respectively) and the SG&A for our manufacturing facility in Mexico ($0.4 million and $0.8 million, respectively).

  Coatings segment

        Coatings segment sales for the thirteen and thirty-nine week periods ended September 29, 2007 were above 2006 levels, mainly due to higher sales prices and increased demand for galvanizing services during the third quarter and year-to-date periods ended September 29, 2007, as compared to 2006. In our galvanizing operations, pounds of steel galvanized in 2007 for the thirteen and thirty-nine weeks ended September 29, 2007 increased over the same periods in 2006 by approximately 6.8% and 9.2%, respectively. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S.

        Operating income for the thirteen and thirty-nine weeks ended September 29, 2007 as compared with the same periods in 2006, increased due to higher production levels and improved production efficiencies, offset to a degree by a gain of $1.1 million on the sale of one of our facilities in the third quarter of 2006. Year-to-date operating income in 2007 was affected by a valuation charge of approximately $0.7 million related to the disposal of manufacturing equipment in our anodizing operation. SG&A spending in the third quarter and year-to-date periods ended September 29, 2007 was comparable to last year.

  Irrigation segment

        For the thirteen and thirty-nine weeks ended September 29, 2007 the sales increases in the Irrigation segment, as compared with the same periods in 2006, were predominantly due to higher sales volumes. In North America, generally higher farm commodity prices in 2007 resulted in improved demand for irrigation machines. In addition, relatively dry growing conditions during the third quarter of 2007 contributed to increased after-market parts sales in our major North American markets. International sales increased in 2007, as compared with 2006, on both a quarterly and year-to-date basis. The sales increases were mainly due to higher farm commodity prices, which resulted in improved demand for irrigation machines. On a regional basis, stronger third quarter 2007 sales in South Africa and Argentina more than offset weakness in sales in Brazil. On a year-to-date basis, the sales increase was due to improved sales volumes in most of our traditional markets, except Brazil, offset to a degree by lower sales this year in newly-developed irrigation markets.

        Operating income for the thirteen and thirty-nine weeks ended September 29, 2007 increased substantially as compared with the same periods in 2006 due to improved sales volumes and factory utilization as well as effective control of SG&A spending. The increases in SG&A spending for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods in 2006 were mainly attributable to increased employee incentives associated with improved operational performance ($0.2 million and $0.5 million, respectively), increased salary and benefit expense for additional administrative personnel ($0.5 million and $1.0 million, respectively) and increased spending for new product development ($0.4 million and $0.8 million, respectively).

  Tubing segment

        The increases in Tubing sales for the third quarter and the year-to-date periods ended September 29, 2007 as compared with the same periods in 2006 were due to improved demand for structural tubing products and large diameter products which more than offset lower selling prices.

Sales volume for these items increased 24% and 17% respectively for the thirteen and thirty nine weeks ended September 29, 2007. In particular, sales demand in 2007 has been stronger from agricultural equipment manufacturers for applications such as grain storage and handling. Volume increases were partially offset by price declines caused by decreasing steel prices. Operating income was significantly higher in 2007 due to improved operating efficiencies and leverage from increased production volumes.

        The increase in SG&A expenses for the third quarter and year-to-date periods ended September 29, 2007, as compared with the same periods in 2006 was mainly due to increased employee incentive expense associated with improved operating performance.

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

  Net corporate expense

        The increases in net corporate expenses for the thirteen and thirty-nine weeks ended September 29, 2007, as compared with the same periods in 2006, were mainly related to increased employee incentives due to improved earnings and common stock price (which is used to value certain long-term management incentives) this year (approximately $1.7 million and $3.1 million, respectively).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $324.3 million at September 29, 2007, as compared with $277.7 million at December 30, 2006. The ratio of current assets to current liabilities was 2.29:1 at September 29, 2007, as compared with 2.28:1 at December 30, 2006. The increase in net working capital mainly relates to increased accounts receivable and inventories associated with higher sales activity in 2007, as compared with 2006. Cash flow provided by operations was $55.2 million for the thirty-nine week period ended September 29, 2007, as compared with $29.0 million provided by operations for the same period in 2006. The increase in operating cash flows in 2007, as compared with 2006, related primarily to increased net earnings and the timing of income taxes payable. In 2007, approximately $9.2 million was distributed from our non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code.

        Investing Cash Flows—Capital spending during the thirty-nine weeks ended September 29, 2007 was $43.8 million, as compared with $18.8 million for the same period in 2006. The main reason for the increased capital spending in 2007, as compared with 2006, was additional manufacturing capacity to serve the North America ESS markets and the Utility Support Structures segment. Our capital spending for the 2007 fiscal year is expected to be between $55 million and $60 million. In addition, we spent approximately $12.3 million (net of cash acquired) to acquire 70% of the outstanding stock of Tehomet Oy, a Finnish manufacturer of lighting structures, in the second quarter of 2007 and approximately $3.8 million for the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility. The cash used to pay the $9.2 million in distributions from our non-qualified deferred compensation plan was generated from the liquidation of investments, which was classified as "Proceeds from sale of assets" in the statement of cash flows for the thirty-nine week period ended September 29, 2007.

        Financing Cash Flows—Our total interest-bearing debt in-flow increased from $234.3 million as of December 30, 2006 to $238.0 million as of September 29, 2007. The main reasons for the increase in borrowings relate to increased capital spending in 2007 and the Tehomet acquisition, which was funded through borrowings against our revolving credit agreement.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of capital at or below 40%. At September 29, 2007, our long-term debt to invested capital ratio was 28.3%, as compared with 31.3% at December 30, 2006. Our internal objective of 40% is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel and zinc industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2007.

        Our debt financing at September 29, 2007 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $27.1 million, $16.2 million which was unused at September 29, 2007. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

  •
  $150 million revolving credit agreement that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At September 29, 2007, there was $12.6 million outstanding balance under the revolving credit agreement at an interest rate of 5.0125% per annum. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At September 29, 2007, we had the ability to borrow an additional $128.3 million under this facility.

  •
  Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio, and had an outstanding balance of $37.3 million at September 29, 2007. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2007 in millions are: $4.5, $20.9, and $11.9. The effective interest rate on this loan was 5.9375% per annum at September 29, 2007.

        Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At September 29, 2007 we were in compliance with all covenants related to these debt agreements.

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

  Critical Accounting Policies

        There have been no changes in the Company's critical accounting policies during the quarter ended September 29, 2007. These policies are described on pages 39-42 in our Form 10-K for fiscal year ended December 30, 2006.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There are no material changes in the company's market risk during the quarter ended September 29, 2007. For additional information, refer to the section "Risk Management" on pages 38-39 in our Form 10-K for the fiscal year ended December 30, 2006.

Item 4.    Controls and Procedures

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In the third quarter of fiscal 2007, the Company implemented various process and information systems enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in the China operations that are reported as part of the Engineered Support Structures segment. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable, and accounts payable processes. Aside from such change, there have been no changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 28, 2007	34,531	$84.74	—	—
July 29, 2007 to Sept 1, 2007	4,272	81.46	—	—
Sept 2, 2007 to Sept 29, 2007	—	—	—	—

Total	38,803	$84.38	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On September 11, 2007, the Company's Board of Directors declared a quarterly cash dividend on common stock of 10.5 cents per share, which was paid on October 15, 2007, to stockholders of record September 28, 2007. The indicated annual dividend rate is 42 cents per share.

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
Dated this 2nd day of November, 2007.

QuickLinks

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART I. FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except per share amounts) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Thirteen Weeks Ended September 29, 2007
For the Thirty-nine Weeks Ended September 29, 2007
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Thirteen Weeks Ended September 30, 2006
For the Thirty-nine Weeks Ended September 30, 2006
CONDENSED CONSOLIDATED BALANCE SHEETS September 29, 2007
CONDENSED CONSOLIDATED BALANCE SHEETS December 30, 2006
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirty-nine Weeks Ended September 29, 2007
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirty-nine Weeks Ended September 30, 2006
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES