Form 10-K
period 2007-12-29
VALMONT INDUSTRIES INC
filed 2008-02-26
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

         At February 8, 2008 there were 25,952,878 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 29, 2007 was $1,875,186,000.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 21, 2008 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 29, 2007, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2007

PART I

Available Information

        We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We submitted the annual Chief Executive Officer certification to the NYSE for 2007, as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

ITEM 1. BUSINESS.

(a) General Description of Business

  General

        We are a diversified global producer of fabricated metal products and a leading producer of metal and concrete pole and tower structures in our Engineered Support Structures and Utilities Support Structures businesses, and are a global producer of mechanized irrigation systems in our Irrigation business. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business. Our pole and tower structures are used to support outdoor lighting and traffic control fixtures, electrical transmission lines and related power distribution equipment, wireless communications equipment and highway signs. Our mechanized irrigation equipment is used to water crops and deliver chemical fertilizers and pesticides. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2007, approximately 26% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistently high quality. For example, in recent years, our Irrigation segment increased the flexibility of its product offering to meet the needs of more customer types to increase our sales and compete more effectively with other companies offering irrigation products.

        Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products. In 2006 and 2007, our

Irrigation business successfully expanded its sales of center pivot and linear irrigation machines into new markets in North Africa and Central Asia. In recent years, for example, we have been expanding our geographic presence in Europe and North Africa for lighting structures. Our strategy of building a manufacturing base in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication applications to the Chinese market. In 2007, we acquired 70% ownership of Tehomet Oy (Tehomet), a manufacturer of lighting structures with operations in Finland and Estonia. We acquired Tehomet to expand our geographic presence in Europe and to leverage the product line offerings of both companies across the European lighting structures markets.

        Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users. For example, we developed and sold structures for tramway applications in Europe in 2005 and 2006. The customers for this product line include many of the state and local governments that purchase our lighting structures. The Tehomet acquisition that we completed in 2007 also helps us to bring Tehomet decorative product concepts to our current customer base.

        Developing New Products for New Markets to Further Diversify our Business. Our strategy is to increase our sales and diversify our business by developing new products for new markets. For example, we have been expanding our offering of specialized decorative lighting poles in the U.S. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets.

  Acquisitions

        We have grown internally and by acquisition. Our business expansions during the past five years include:

2004	• Acquisition of Newmark International, Inc., a manufacturer of concrete and steel pole structures, headquartered in Birmingham, Alabama
• Acquisition of a fiberglass pole manufacturer in Commerce City, Colorado
• Acquisition of an overhead sign structure manufacturer in Selbyville, Delaware
• Purchase of equipment for the manufacture of poles in El Dorado, Kansas
2006	• Acquisition of remaining 51% of a nonconsolidated steel pole manufacturing business in Monterrey, Mexico
2007	• Acquisition of 70% of the outstanding shares of a lighting structure manufacturer headquartered in Kangasniemi, Finland
• Acquisition of certain assets of a galvanizing operation located in Salina, Kansas

        In January 2008, we acquired substantially all of the net operating assets of Penn Summit LLC, a manufacturer of steel utility poles located in Hazelton, Pennsylvania. In February 2008, we acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd., a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia.

        There have been no significant divestitures of businesses in the past five years. In the fourth quarter of 2006, we decided to suspend our activities to develop support structures to serve the wind energy industry. In the fourth quarter of 2007, we consolidated operations in our North American Specialty Structures product line, which includes the closure of our sign structure facility in Selbyville,

Delaware. Subsequent to December 29, 2007, we sold our European machine tool accessories operation. The impact of these events on our financial statements was not significant.

(b) Operating Segments

        We aggregate our operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Our reportable segments are as follows:

                Engineered Support Structures:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries, certain international utility industries and for other specialty applications;

                Utility Support Structures:    This segment consists of the manufacture of engineered steel and concrete structures for the North American utility industry;

                Coatings:    This segment consists of galvanizing, anodizing and powder coating services; and

                Irrigation:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services.

                Other:    In addition to these four reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales. These activities include the manufacture of tubular products for a variety of industrial customers, the manufacture of machine tool accessories, the distribution of industrial fasteners and the development of structures for the wind energy industry. In the fourth quarter of 2006, we decided to suspend our wind energy structure development efforts.

        In 2007, we determined that our tubing business was no longer a reportable segment, as it no longer meets the quantitative thresholds for a reportable segment, as defined in SFAS No. 131. Accordingly, we have reclassified the financial information about the tubing business as "Other" in Note 17 of our consolidated financial statements for all periods presented.

        Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 17 of our consolidated financial statements beginning on page 68.

(c)    Narrative Description of Business

        Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reportable segments is set forth below.

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

        Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. The number of cell phone subscribers in the U.S. has grown substantially in the past 15 years, as cellular telephone technology has become commonplace worldwide. The growth in the number of subscribers and related services has continued in recent years, although at lower rates than in the 1990's. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. While demand for structures and components in recent years was substantially lower than in the late 1990's and 2000, we believe long-term growth should be driven by subscriber growth (although at a lower rate of growth than the past), increased usage, technologies, such as 3G (the third generation of wireless technology) and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

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

  (3) Utility

              Products Produced—Steel pole structures used for electrical transmission, substation and distribution applications. These products are similar to those produced in the Utility Support Structures segment.

        Markets—Our sales in this product line are outside the United States, where the key drivers are the building of capacity in the electrical transmission grid to support economic growth. Sales typically take place on a bid project basis with utility companies in a wide range of geographic areas, such China, the Middle East and the Pacific Rim.

        Competition—Our competitive strategy in this product line is to provide high value solutions to the customer at a reasonable price. There are many competitors. Companies compete on the basis of price, quality, service and engineering expertise. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in the bid process.

        Distribution Methods—Products are sold through commissioned sales agents or sold directly to electrical utilities.

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

        Markets—Our sales in this segment are mostly in the United States, where the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. We believe that the passage of energy legislation in the U.S. in 2005 will encourage utility companies to invest in transmission and distribution infrastructure. All of these factors are expected to increase demand for electrical utility structures to transport electricity from source to user. Sales may take place on bid project basis or through strategic alliance relationships with certain customers.

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

        Distribution Methods—Products are normally sold through commissioned sales agents or sold directly to electrical utilities.

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

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 200 dealers in North America, with another approximately 130 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the Middle East as well as the home office in Valley, Nebraska.

General

        Certain information generally applicable to each of our four reportable segments is set forth below.

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience short-term disruptions and volatility, we do not believe that key raw materials would be unavailable for extended periods. In 2004, there were shortages in hot-rolled steel supplies, due primarily to shortages of steel-producing inputs, such as scrap steel, coke and iron ore. These shortages led to sharp price increases, extended lead times and availability issues for some manufacturers. We did not experience extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In the past three years, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $369.0 million at the end of the 2007 fiscal year and $315.3 million at the end of the 2006 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2008. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 29, 2007	Dec. 30, 2006
Engineered Support Structures	$171.7	$133.0
Utility Support Structures	143.6	138.2
Irrigation	41.6	31.8
Other	12.1	12.3

	$369.0	$315.3

  Research Activities.

        The information called for by this item is included in Note 14 of our consolidated financial statements on page 67 of this report.

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

  Number of Employees.

        At December 29, 2007, we had 6,029 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements beginning on page 68 of this report. While China and France accounted for 7.4% and 6.5%, respectively, of our net sales in 2007, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 17 include sales to outside customers.

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

        Rising steel prices in 2004 and 2006 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses. The 2004 fiscal year was characterized by an unprecedented and rapid increase in steel prices, which resulted from the imposition of surcharges by steel suppliers and, in some cases (in a departure from normal industry practices), modification of their contracts and commitments. We believe this situation was caused by significant increases in steel production and consumption in China, leading to shortages in key steel-making materials (such as coke, iron ore and scrap steel), which impacted the production capability of other steel producers. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers imposed surcharges and increased prices in 2004 prevented us from fully recovering these price increases and reduced our operating margins, particularly in our lighting and traffic and utility businesses. In addition, our Coatings segment was negatively impacted, as some of our galvanizing customers had difficulty procuring steel.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which occurred in 2005 and 2007 due to additional energy usage caused by severe winter weather conditions and higher oil, gasoline and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because our processing tanks are heated with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we may hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were nearly $330 million in 2007. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures as a result of unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. Lower levels of farm income generally result in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers' buying decisions. Farm income can also decrease as farmers' operating costs increase. In 2005, rapid increases in natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In recent years, severe drought in Brazil resulted in water shortages for electrical generation and water available for irrigation purposes was restricted by the government. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, such as occurred in 2005, will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        We have also experienced cyclical demand for those of our products that are targeted to the wireless communications industry, which has weakened since 2000. Our sales to the wireless communications industry were approximately $110 million in 2007. Sales of wireless structures to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new structures to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry.

        As a result of this underlying cyclicality, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

Demand for our engineered support structures and coating services is highly dependent upon the overall level of infrastructure spending.

        We manufacture and distribute engineered support structures for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction-related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is impacted by and can decline because of, among other things:

  •
  weakness in the general economy, which reduces funds available for construction;

  •
  interest rate increases, which increase the cost of construction financing; and

  •
  adverse weather conditions which slow construction activity.

        The recent turmoil in the credit markets in the United States could have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential areas. If this credit crisis affects new home construction, we could see some negative impact on our light pole sales to this market. In a broader sense, if the credit crisis contributes to an overall downturn in the U.S. economy, we may experience decreased demand if our customers have difficulty securing credit for their purchases from us.

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

        We are an international manufacturing company with operations around the world. At December 29, 2007, we operated over 40 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2007, approximately 26% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We also have a significant manufacturing presence in China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        Our products are sold in many countries around the world. Approximately 26% of our fiscal 2007 sales were generated by export or foreign subsidiaries and are often made in foreign currencies, mainly the Brazilian real, Canadian dollar, Chinese renminbi, euro and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. We do not have exchange rate hedges in place to reduce this currency translation risk. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

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

        Any future acquisitions may present significant challenges for our management due to the increased time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize.

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

        We have a significant amount of indebtedness. As of December 29, 2007, we had approximately $238 million of total indebtedness outstanding and our ratio of total interest-bearing debt to shareholders' equity was 47%. We had $128 million of additional borrowing capacity under our revolving credit facility at December 29, 2007. We may, as we have from time to time, increase our indebtedness to make business acquisitions (such as the Newmark acquisition in 2004) and major capital expenditures. Our level of indebtedness could have important consequences, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

  None.

ITEM 2. PROPERTIES.

        The Company's corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2016. The headquarters of the Company's reporting segments are located in Valley, Nebraska except for the headquarters of the Company's Utility Support Structures segment, which are located in Birmingham, Alabama. The principal operating locations of the Company are listed below.

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Aurora, Colorado	Owned	Manufacture of fiberglass poles for lighting and traffic
Kangasniemi, Finland	Owned	Manufacture of steel poles for lighting and traffic
Tallinn, Estonia	Owned	Manufacture of steel poles for lighting and traffic
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Shanghai, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Heshan, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Tulsa, Oklahoma	Owned	Manufacture of steel poles for lighting and traffic and utility
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Selbyville, Delaware	Owned	Manufacture of steel overhead sign structures

Utility Support Structures Segment
Birmingham, Alabama	Leased	Segment management headquarters
Tuscaloosa, Alabama	Owned	Manufacture of concrete poles for utility
Bay Minette, Alabama	Owned	Manufacture of concrete poles for utility
Claxton, Georgia	Owned	Manufacture of concrete poles for utility
Bartow, Florida	Owned	Manufacture of concrete poles for utility
Barstow, California	Owned	Manufacture of concrete poles for utility
Bellville, Texas	Owned	Manufacture of concrete poles for utility
Tulsa, Oklahoma	Owned	Manufacture of steel poles for utility
Jasper, Tennessee	Leased	Manufacture of steel poles for utility
Monterrey, Mexico	Owned	Manufacture of steel poles for utility
Mansfield, Texas	Leased	Manufacture of steel poles for utility
El Dorado, Kansas	Leased	Manufacture of steel poles for utility
Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing and painting services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting services
Salina, Kansas	Owned	Galvanizing services
Sioux City, Iowa	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Segment management headquarters; galvanizing services
West Point, Nebraska	Owned	Galvanizing services
Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Brisbane, Australia	Leased	Distribution of irrigation equipment
San Antonio, Texas	Leased	Distribution of irrigation equipment
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of irrigation equipment
Other Locations
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Creuzier-le-Neuf, France	Owned	Manufacture of industrial covers and conveyors
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3. LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

Executive Officers of the Company

        Our executive officers at December 29, 2007, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 59, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 60, Senior Vice President and Chief Financial Officer since January 1997.

  E. Robert Meaney, age 60, Senior Vice President since September 1998.

  Steven G. Branscombe, age 52, Vice President—Information Technology since October 2001.

  John G. Graboski, age 52, Vice President—Human Resources since August 2007. Director of Human Resources of Praxair Distribution, Inc. from March 1997 to August 2007.

  Mark C. Jaksich, age 50, Vice President and Controller since February 2000.

  Walter P. Pasko, age 57, Vice President—Procurement since May 2002.

  Mark E. Treinen, age 52, Vice President—Business Development & Treasurer since January 1994.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock, previously listed and trading on the NASDAQ National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange and began trading under the symbol "VMI" on August 30, 2002. We had approximately 5,800 shareholders of common stock at December 29, 2007. Other stock information required by this item is included in "Quarterly Financial Data (unaudited)" on page 80 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2007 to October 27, 2007	17,624	$93.33	—	—
October 28, 2007 to December 1, 2007	22,614	88.36	—	—
December 2, 2007 to December 29, 2007	—	—	—	—

Total	40,238	$90.54	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
Operating Data
Net sales	$1,499,834	$1,281,281	$1,108,100	$1,031,475	$837,625
Operating income	155,626	110,085	82,863	70,112	54,623
Cumulative effect of accounting change	—	—	—	—	(366)
Net earnings	94,713	61,544	39,079	26,881	25,487
Depreciation and amortization	35,176	36,541	39,392	38,460	34,597
Capital expenditures	56,610	27,898	35,119	17,182	17,679
Per Share Data
Earnings:
Basic	$3.71	$2.44	$1.61	$1.13	$1.07
Diluted	3.63	2.38	1.54	1.10	1.05
Cash dividends	0.410	0.370	0.335	0.320	0.315
Financial Position
Working capital	$350,561	$277,736	$229,161	$277,444	$169,568
Property, plant and equipment, net	232,684	200,610	194,676	205,655	190,103
Total assets	1,052,613	892,310	802,042	843,351	613,022
Long-term debt, including current installments	223,248	221,137	232,340	322,775	149,662
Shareholders' equity	510,613	401,281	328,675	294,655	265,494
Cash flow data:
Net cash flows from operations	$110,249	$59,130	$133,777	$5,165	$52,928
Net cash flows from investing activities	(71,040)	(36,735)	(30,354)	(150,673)	(21,116)
Net cash flows from financing activities	(210)	(6,946)	(93,829)	139,741	(26,442)
Financial Measures
Invested capital(a)	$819,092	$706,855	$641,392	$697,691	$483,764
Return on invested capital(a)	14.0%	11.1%	7.7%	7.6%	7.4%
EBITDA(b)	$191,635	$146,029	$122,317	$97,541	$86,515
Return on beginning shareholders' equity(c)	23.6%	18.7%	13.3%	10.1%	10.5%
Long-term debt as a percent of invested capital(d)	27.3%	31.3%	36.2%	46.3%	30.9%
Year End Data
Shares outstanding (000)	25,945	25,634	24,765	24,162	23,825
Approximate number of shareholders	5,800	5,600	5,700	5,600	5,400
Number of employees	6,029	5,684	5,336	5,542	5,074

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

	2007	2006	2005	2004	2003
Operating income	$155,626	$110,085	$82,863	$70,112	$54,623
Effective tax rate	31.4%	32.0%	37.8%	36.0%	36.3%
Tax effect on Operating income	(48,867)	(35,227)	(31,322)	(25,240)	(19,828)

After-tax Operating income	106,759	74,858	51,541	44,872	34,795

Average Invested Capital	762,974	674,124	669,542	590,728	467,759

Return on invested capital	14.0%	11.1%	7.7%	7.6%	7.4%
Total Assets	$1,052,613	$892,310	$802,042	$843,351	$613,022
Less: Accounts Payable	(128,599)	(103,319)	(90,674)	(77,222)	(71,481)
Less: Accrued Expenses	(102,198)	(79,699)	(67,869)	(66,506)	(55,856)
Less: Dividends Payable	(2,724)	(2,437)	(2,107)	(1,932)	(1,921)

Total Invested Capital	$819,092	$706,855	$641,392	$697,691	$483,764

Beginning of year Invested Capital	706,855	641,392	697,691	483,764	451,753

Average Invested Capital	$762,974	$674,124	$669,542	$590,728	$467,759

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

	2007	2006	2005	2004	2003
Net cash flows from operations	$110,249	$59,130	$133,777	$5,165	$52,928
Interest expense	17,726	17,124	19,498	16,073	9,897
Income tax expense	44,020	30,820	24,348	16,127	16,534
Deferred income tax (expense) benefit	1,620	11,027	1,946	4,701	(4,850)
Minority interest	(2,122)	(1,290)	(1,052)	(2,397)	(2,222)
Equity in earnings/(losses) in nonconsolidated subsidiaries	686	(2,665)	106	572	(936)
Stock-based compensation	(3,913)	(2,598)	(646)	(473)	(241)
Payment of deferred compensation	9,186	—	—	—	—
Change in accounting principle	—	—	—	—	(366)
Changes in assets and liabilities, net of acquisitions	16,278	34,213	(52,647)	61,031	17,454
Other	(2,095)	268	(3,013)	(3,258)	(1,683)

EBITDA	$191,635	$146,029	$122,317	$97,541	$86,515

  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(c)
Return on beginning shareholders' equity is calculated by dividing Net earnings by the prior year's ending Shareholders equity.

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

	2007	2006	2005	2004	2003
Current portion of long-term debt	$22,510	$18,353	$13,583	$7,962	$15,009
Long-term debt	200,738	202,784	218,757	314,813	134,653

Total Long-term debt	$223,248	$221,137	$232,340	$322,775	$149,662

Total Invested Capital	$819,092	$706,255	$641,392	$697,691	$483,764

Long-term debt as a percent of invested capital	27.3%	31.3%	36.2%	46.3%	30.9%

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

	2007	2006	Change 2007-2006	2005	Change 2006-2005
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,499.8	$1,281.3	17.1%	$1,108.1	15.6%
Gross profit	399.8	326.7	22.4%	278.3	17.4%
as a percent of sales	26.7%	25.5%		25.1%
SG&A expense	244.2	216.6	12.7%	195.4	10.8%
as a percent of sales	16.3%	16.9%		17.6%
Operating income	155.6	110.1	41.3%	82.9	32.8%
as a percent of sales	10.4%	8.6%		7.5%
Net interest expense	14.9	15.1	(1.5)%	17.7	(14.7)%
Effective tax rate	31.4%	32.0%		37.8%
Net earnings	$94.7	$61.5	53.9%	$39.1	57.3%
Diluted Earnings per share	$3.63	$2.38	52.3%	$1.54	54.5%
Engineered Support Structures Segment
Net sales	$581.5	$509.3	14.2%	$470.7	8.2%
Gross profit	154.1	136.0	13.3%	127.2	6.9%
SG&A expense	98.6	89.8	9.8%	82.6	8.7%
Operating income	55.5	46.2	20.1%	44.6	3.6%
Utility Support Structures Segment
Net sales	327.3	280.8	16.5%	218.9	28.3%
Gross profit	82.4	62.9	31.0%	48.6	29.4%
SG&A expense	38.0	31.9	19.2%	27.9	14.3%
Operating income	44.4	31.0	43.1%	20.7	49.8%
Coatings Segment
Net sales	106.5	90.4	17.7%	72.1	25.4%
Gross profit	33.9	29.5	15.0%	17.6	67.6%
SG&A expense	10.9	10.7	1.7%	9.2	16.3%
Operating income	23.0	18.8	22.6%	8.4	123.8%
Irrigation Segment
Net sales	388.9	312.8	24.3%	260.4	20.1%
Gross profit	98.5	73.9	33.3%	61.0	21.1%
SG&A expense	46.8	40.9	14.4%	36.2	13.0%
Operating income	51.7	33.0	56.7%	24.8	33.1%
Other
Net sales	95.6	87.9	8.7%	86.0	2.2%
Gross profit	30.7	25.1	22.3%	24.9	0.8%
SG&A expense	11.8	12.5	(5.6)%	14.4	(13.2)%
Operating income	18.9	12.5	51.2%	10.5	19.0%
Net corporate expense
Gross profit	0.2	(0.7)	NM	(1.0)	30.0%
SG&A expense	38.1	30.6	24.3%	25.1	21.9%
Operating loss	(37.9)	(31.4)	(20.7)%	(26.1)	(20.3)%

NM = Not meaningful

RESULTS OF OPERATIONS

FISCAL 2007 COMPARED WITH FISCAL 2006

Overview

        The sales increase in 2007, as compared with 2006, mainly reflected improved sales volumes in all reportable segments. Sales price increases to recover increased material costs and the effects of foreign currency translation also contributed to the improvement in net sales. The most significant sales volume increases were realized in the Irrigation and Engineered Support Structures (ESS) segments. In April 2007, we completed the acquisition of 70% of the shares of Tehomet Oy (Tehomet), a manufacturer of lighting structures in Finland. The operations of Tehomet were included in our financial statements starting at the date of acquisition.

        The improvement in gross profit margin (gross profit as a percent of sales) in 2007 over 2006 was mainly due to improved factory performance associated with higher volumes and higher average sales prices combined with moderating raw material prices.

        Selling, general and administrative (SG&A) spending in 2007 increased over 2006 levels by approximately $28 million. This increase was mainly due to higher employee incentives related to improved operating performance (approximately $7.3 million), increased salary and employee benefit costs (approximately $6.7 million), higher sales commissions associated with the increased sales volumes (approximately $3.6 million) and the effects of foreign currency translations (approximately $3.6 million).

        The decrease in net interest expense in 2007, as compared with 2006, was primarily due to higher interest income associated with increased interest-bearing cash investments that resulted from our positive cash flow in 2007. Average borrowing levels in 2007 were slightly lower than 2006, which resulted from operating cash inflows that were used to pay down our interest-bearing debt, offset to a degree by the debt that was incurred to finance the Tehomet acquisition.

        Our effective tax rate in 2007, while comparable to 2006, was affected by a number of significant items. In 2007, we recorded $2.3 million in income tax valuation allowances that related to our net operating loss and asset tax carryforwards in our Mexican subsidiary. In the fourth quarter of 2007, Mexico enacted a tax law change that effectively instituted a minimum tax on corporations, including those with net operating loss carryforwards. We determined that it was necessary to reduce the recorded value of these net operating loss carryforwards in our financial statements. This was offset by approximately $2.2 million in certain unrecognized income tax benefits related to activities in prior tax years that were recorded as a reduction in income tax expense in 2007 in the third quarter of 2007, due to the expirations of United States statutes of limitation. We had previously determined that these tax benefits were not likely to be realized and therefore had not recognized these benefits in prior years. In 2007, China enacted a change in its income tax law that was intended to harmonize income tax rates for all companies operating in China. As a result, we revalued our deferred tax assets and liabilities based on the new income tax rates, resulting in a $1.3 million decrease in income tax expense in 2007. Our income tax rate in 2007 was also favorably impacted by stronger earnings in our international operations. These locations outside the United States generally have lower statutory income tax rates than the U.S., contributing to a slightly overall lower effective income tax rate in 2007 as compared with 2006.

        Miscellaneous income in 2007 was lower than 2006, due mainly to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. Our share of the profits in our nonconsolidated subsidiaries in 2007 improved over 2006. The most significant reason for the improvement was losses incurred in our 49% owned structures operation in Mexico in 2006. In the fourth quarter of 2006, we purchased the remaining 51% of this subsidiary from the majority owner.

        Our cash flows provided by operations were $110.2 million in 2007, as compared with $59.1 million in 2006. The higher operating cash flows in 2007 resulted from improved net earnings in 2007 and the timing of income tax payments. This improvement was offset to a degree by higher working capital associated with higher overall business levels in 2007 as compared with 2006 and distributions made from our nonqualified deferred compensation plan in 2007.

        In 2007, our capital expenditures were $56.6 million, as compared with $27.9 million and $35.1 million in 2006 and 2005, respectively. The increased capital spending in 2007 was mainly due to manufacturing capacity expansions in the ESS and Utility Support Structures segments.

  Engineered Support Structures (ESS) segment

  General

        The sales increase in the ESS segment in 2007, as compared with 2006, was the result of improved sales volumes in all geographic regions. The sales increase was mainly due to improved sales volumes, the impact of foreign currency translation (approximately $18.3 million) and the Tehomet acquisition that was completed in April 2007 ($9.5 million). On a product line basis, sales improved in all of the major product lines in 2007, as compared with 2006. Gross profit increased at a slightly lower rate than sales, mainly as a result of steel and other raw material price increases in China that were not recoverable in the form of higher sales prices. In addition, changes in tax laws enacted in China in 2007 limited our ability to recover value-added taxes on our sales to customers outside of China added to our costs and reduced 2007 gross profit margins. The most significant reasons for the increase in selling, general and administrative (SG&A) expenses in 2007, as compared with 2006, was currency translation ($2.9 million), increased sales commissions due to increased sales volumes ($2.8 million), the impact of the Tehomet acquisition ($1.3 million) and increased employee salary and benefit costs ($1.2 million). The improvement in segment profitability in 2007, as compared with 2006, was also due to approximately $1.1 million in severance and equipment disposal costs incurred in Europe in 2006.

  Lighting and Traffic Products

        In North America, lighting and traffic structure sales in 2007 increased modestly over 2006 levels. In the transportation lighting market, sales were comparable in 2007, as compared with 2006. This market is largely funded through U.S. federal highway legislation and spending by the various states on road construction and improvement projects. In 2007, there were some delays in federal funding appropriations for road and highway projects, which we believe contributed to sluggishness in orders and shipments. In addition, some budget weakness in certain states also caused some road and highway projects to be delayed. These factors, we believe, contributed to some slowness in sales orders and shipments in 2007, as compared with 2006. Sales in the commercial lighting market channel increased in 2007, as compared with 2006, due primarily to improved orders from and expanding relationships with lighting fixture manufacturers.

        In the international markets, sales of lighting structures in Europe were higher in 2007, as compared with 2006. This improvement was the result of good economic conditions in most of our key markets, especially France. The improvement in lighting structure sales more than offset the effect of reduced tramway structure sales in Europe in 2007, as compared with 2006. Lighting sales in Europe were also enhanced by the Tehomet acquisition. Lighting structure sales in China for 2007 were comparable with 2006.

  Specialty Products

        The increase in Specialty Structure sales in 2007, as compared with 2006, was due to strong sales of wireless communication structures in China. The strong demand for wireless communication structures in China was due to the continuing development by wireless communication companies of their infrastructure to support the continuing growth and development of wireless voice and data communication in China. In North America, the sales volume of wireless communication structures and components in 2007 was similar to 2006. Sales of sign structures were lower in 2007 than 2006, due in part to our decision in late 2007 to consolidate certain facilities that produce sign structures. We believe that this action will help us better serve our markets and reduce operating costs in the future.

  Utility Products

        This product line mainly includes that sale of utility structures outside of North America. The main reason for the increased sales in this product line in 2007, as compared with 2006, was stronger sales of utility structures in China and various other international markets. We expect sales of utility structures in China will grow in the future to support economic growth and China's efforts to develop its electrical energy infrastructure. We also continue to experience opportunities to serve markets outside of China, using our Chinese operations as a competitive way to serve these markets.

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increase experienced in 2007, as compared with 2006, was the result of sales volumes improvement as well as improved sales prices. We continue to experience strong sales order rates and backlogs in the business. The electrical utility companies and independent power producers have continued their high level of infrastructure spending related to improving the quality, reliability and capacity of the electrical transmission grid.

        Gross profit increased at a greater rate than sales in 2007, as compared with 2006. This improvement mainly was associated with an improved product sales mix, improved factory performance related in part to higher sales volumes, moderating material cost inflation and improved product pricing. SG&A expenses increased in 2007, as compared with 2006, due primarily to increased employee incentives due to improved operational performance ($1.8 million), higher employee salary and benefit costs to support the higher sales levels ($1.6 million) and the consolidation of our Mexico operation ($0.9 million).

  Coatings segment

        Coatings segment sales in 2007 were above 2006 levels, mainly due to higher sales prices and increased demand for galvanizing services. In our galvanizing operations, pounds of steel galvanized in 2007 increased over 2006 by approximately 10%. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S.

        The increase in operating income in 2007, as compared with 2006, was due to higher production levels and improved production efficiencies, offset to a degree by a gain of $1.1 million on the sale of one of our facilities in the third quarter of 2006. Operating income in 2007 was affected by a valuation charge of approximately $0.7 million related to the disposal of manufacturing equipment in our anodizing operation. SG&A spending in 2007 was comparable to 2006.

  Irrigation segment

        For the fiscal year ended December 29, 2007, the sales increase in the Irrigation segment, as compared with 2006, was predominantly due to higher sales volumes. In North America, historically high farm commodity prices and strong net farm income in 2007 resulted in improved demand for irrigation machines. In addition, relatively dry growing conditions in 2007 contributed to increased after-market parts sales in our major North American markets. International sales increased in 2007, as compared with 2006, also due to higher farm commodity prices, which resulted in improved demand for irrigation machines. On a regional basis, the sales improvement was broad-based, as we experienced sales improvements in most geographic regions which more than offset sales weakness in Brazil.

        Gross profit in the Irrigation segment in 2007, as compared with 2006, increased at a higher rate than sales. The strong sales demand in this segment resulted in better factory utilization and more than offset the effects of inflation in our raw material inputs. The most significant factors resulting in the increase in SG&A spending in 2007, as compared with 2006, were increased salary and benefit expense for additional administrative personnel to support the level of business ($1.8 million), increased employee incentives associated with improved operational performance ($1.3 million), and increased spending for new product development (approximately $1.0 million).

  Other

        This includes our tubing and industrial fastener operations, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. We made the decision to suspend our wind energy initiative in the fourth quarter of 2006. The main reasons for the improvement sales in 2007, as compared with 2006, were improved demand for industrial tubing (especially for grain handling applications) and improved demand for machine tool accessories in Europe. The improvement in operating income this year was related to the improvement in sales, a favorable sales mix in tubing and the impact of suspending our wind energy structure initiative. The suspension of wind energy development resulted in approximately $2.5 million less expense in 2007, as compared with 2006. The machine tool accessories operation was sold in January 2008.

  Net corporate expense

        The increase in net corporate expense in 2007, as compared with 2006, was mainly related to approximately $4.0 million of increased employee incentives due to improved earnings and common stock price (which is used to value certain long-term management incentives).

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

        The decrease in net interest expense in 2006, as compared with 2005, was primarily due to lower average borrowing levels this year. Average borrowing levels in 2006 were approximately $55 million lower than 2005, which resulted from operating cash inflows that were used to pay down our interest-

bearing debt. The impact of lower borrowing levels on interest expense were somewhat offset by higher interest rates on our variable rate debt.

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

        "Miscellaneous" income in 2006 was higher than 2005, due mainly to a $1.1 million settlement associated with a retirement plan of a former subsidiary in the first quarter of 2006. We realized a loss in our nonconsolidated subsidiaries in 2006, due principally to losses in our 49% owned structures operation in Mexico. The Mexican loss mainly related to adjustment of receivable and inventory valuations in the third quarter of 2006, which reduced our share of earnings from this nonconsolidated subsidiary by $2.1 million after tax. In the fourth quarter of 2006, we purchased the remaining 51% of this subsidiary for $3.9 million (net of cash acquired), plus approximately $8.8 million in interest-bearing debt and certain amounts due to the majority owner. All of the $8.8 million in assumed debts were repaid at the closing of the transaction.

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

  Engineered Support Structures (ESS) segment

  General

        The sales increase in the ESS segment in 2006, as compared with 2005, was due to higher sales in all geographic regions. On a product line basis, the sales increase mainly resulted from stronger sales demand in the Lighting and Traffic and Specialty product lines. The increased gross profit of the ESS segment in 2006, as compared with 2005, was mainly related to the stronger sales and operating performance in China, due to a combination of higher sales of communication structures in China and stronger shipments of utility structures into export markets. Improved sales and gross profit margins in the North American and European lighting markets also contributed to the improvement in operating income. Operational difficulties in our North American locations that are dedicated to specialty structures negatively affected 2006 ESS segment operating income. In 2006, we incurred an aggregate of approximately $3.6 million in expenses in this product line associated with warranty claims on sign structures in North America, receivable and inventory valuation provisions and the write off of the Sigma trade name. In addition, segment profitability was negatively affected by approximately $1.1 million related to production equipment disposals and employee severance costs in Europe. The main reasons for the increase in SG&A expense in 2006, as compared with 2005 were increased salary and employee benefit cost expenses ($2.7 million), commissions related to higher sales volumes ($0.5 million), increased international management expenses ($1.6 million) and the write off of the Sigma trade name ($0.4 million) in 2006.

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

  Other

        This segment includes our tubing and industrial fastener businesses, our machine tool accessories operation in France and the development costs associated with our wind energy structure initiative. The increase in sales in 2006, as compared with 2005, was primarily due to improved demand for tubing products.

        The main reason for the improvement in operating income this year was approximately $1.1 million in improved profitability of our machine tool accessory business. Our expenses related to the development of a structure for the wind energy industry in 2006 were lower than 2005 by approximately $0.3 million. In the fourth quarter of 2006, we made the decision to suspend our efforts in this area. The main reason for this decision was that projected economic returns for us were not sufficient to warrant further development at this time. As a result, we recorded a $0.6 million charge to operating income in the fourth quarter of 2006, related mainly to inventory valuation adjustments associated with this decision.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        Working Capital and Operating Cash Flows    Net working capital was $350.6 million at fiscal year-end 2007, as compared with $277.7 million at fiscal year-end 2006. The increase in working capital was mainly the result of higher accounts receivables and inventories associated with the sales increase in 2007. The ratio of current assets to current liabilities was 2.29:1 as of December 29, 2007 as compared with 2.28:1 at December 30, 2006. Operating cash flow was $110.2 million in 2007, as compared with $59.1 million in 2006 and $133.8 million in 2005. The increase in operating cash flow in 2007, as compared with 2006, resulted from increased net earnings and the timing of income tax payments.

        Investing Cash Flows    Capital spending was $56.6 million in 2007, as compared with $27.9 million in 2006, and $35.1 million in 2005. The increase in capital spending primarily related to manufacturing capacity additions in the ESS and Utility Support Structures segments. Our depreciation and amortization expenses for 2007, 2006 and 2005 were $35.2 million, $36.5 million and $39.4 million, respectively. Due mainly to the large growth in the Utility Support Structures and ESS segments, we will be investing in additional steel structure manufacturing to meet the market demand in these segments. Accordingly, we estimate that our 2008 capital expenditures to be between $60 and $70 million.

        We also made other investments and acquisitions over the past three years. In 2007, we invested an aggregate of $22.6 million to purchase 70% of the outstanding shares of Tehomet, a Finnish lighting structure manufacturer ($12.3 million), the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility ($3.8 million) and certain assets of a galvanizing operation in Salina, Kansas ($6.5 million). In 2006, we invested a total of $8.6 million in our Mexican pole manufacturing joint venture, including $3.8 million (net of cash acquired) for the remaining 51% ownership in this entity.

        Financing Cash Flows    Total interest-bearing debt increased from $234.3 million in 2006 to $238.3 million as of December 29, 2007. Most of this increase related to the debt associated with the Tehomet acquisition, offset to a degree by the scheduled debt repayments on our existing debt.

Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 29, 2007, our long-term debt to invested capital ratio was 27.3%, as compared with 31.3% at the end of fiscal 2006. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. While our long-term debt to capital ratio exceeded our 40% objective as a result of the Newmark acquisition in April 2004, our cash flows enabled us to reduce our long-term debt levels to under 40%

of invested capital by September 2005. Dependent on our level of acquisition activity and steel industry availability and pricing issues, we expect our long-term debt to invested capital ratio to remain below 40% in 2008.

        Our priorities in use of future cash flows are as follows:

  •
  Fund internal growth initiatives in core businesses

  •
  Pay down interest-bearing debt

  •
  Invest in acquisitions connected to our core businesses or an existing competency

  •
  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

        Our debt financing at December 29, 2007 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $27.2 million, $16.3 million of which was unused at December 29, 2007. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

  •
  $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At December 29, 2007, we had $13.0 in outstanding borrowings under the revolving credit agreement, at an interest rate of 5.1375%. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At December 29, 2007, we had the ability to borrow an additional $128 million under this facility.

  •
  Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $37.3 million at December 29, 2007. This loan requires quarterly principal payments through 2009. The annualized principal payments beginning in 2007 in millions are: $19.4 and $17.9. The effective interest rate on this loan was 5.625% per annum at December 29, 2007.

        Under these debt agreements, we are obligated by covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 29, 2007 we were in compliance with all covenants related to these debt agreements. Based on our available credit facilities and our history of positive cash flows from operations, we believe that we have adequate liquidity to meet our needs.

        In January 2008, we acquired substantially all of the assets of Penn Summit LLC, for approximately $57.5 million in cash. This acquisition price was financed by approximately $50 million of cash we had on deposit, with the remainder funded through our revolving credit agreement. In February 2008, we acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd. for $31.2 million Canadian dollars ($31.1 million U.S. dollars). The purchase price was financed through our revolving credit agreement.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 29, 2007 are summarized as follows, (in millions of dollars):

Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt	$222.0	$22.6	$38.9	$0.7	$159.8
Interest	77.8	13.6	23.1	21.5	19.6
Unconditional purchase obligations	49.6	49.6	—	—	—
Operating leases	60.0	10.4	16.8	12.8	20.0

Total contractual cash obligations	$409.4	$96.2	$78.8	$35.0	$199.4

        Long-term debt principally consists of the $150 million of senior subordinated notes and the bank term loan ($37.3 million was outstanding at December 29, 2007). We had an outstanding balance on our revolving credit agreement of $13.0 million at December 29, 2007. We also had various other borrowing arrangements aggregating $22.3 million at December 29, 2007. Obligations under these agreements could be accelerated in event of non-compliance with covenants. As part of the sale of our machine tools accessories operation in January 2008, we transferred the capital lease on the facility to the purchaser. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which will be used in 2008. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 31, 2007, we had approximately $2.2 million of various unrecognized income tax benefits that are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential tax payments.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 29, 2007 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2008	2009-2010	2011-2012	Thereafter
Standby Letters of Credit	$3.4	$3.0	$0.4	$—	$—

Total commercial commitments	$3.4	3.0	$0.4	$—	$—

        The above commitments are loan guarantees of a non-consolidated subsidiary in Argentina that is accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years, especially 2005. In 2006, zinc prices rose rapidly and reached a record high price in late 2006. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts to mitigate the impact of rising gas prices on our operating income.

Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

        Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.4 million in 2007 and 2006.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are immaterial. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $3.8 million in 2007 and $2.6 million in 2006.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2007	2006
	(in millions)
Europe	$7.9	$5.3
Asia	5.3	3.6
South America	1.7	0.9
Mexico	1.1	1.0
South Africa	0.5	0.4

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 25-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. Our annual U.S. gas requirements are approximately 700,000 MMBtu. We have purchased swaps totaling approximately 50% of our expected U.S. requirements through February 2008. The fair value of these instruments is based on quoted market prices from the NYMEX. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price. As of December 29, 2007 our market risk exposure related to future natural gas requirements being hedged was approximately $0.1 million based on a sensitivity analysis. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Since we forward price only a portion of our natural gas requirements, this hypothetical adverse impact on natural gas derivative instruments would be more than offset by lower costs for all natural gas we purchase.

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

        If our customers' financial condition was to deteriorate, resulting in an impairment in their ability to make payment, additional allowances may be required.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $7.3 million at December 29, 2007. If our estimate changed by 50%, the impact on operating income would be approximately $3.6 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value of the majority of our inventory. Approximately 48% of inventory is valued at the lower of cost, determined by the (LIFO) method. The remaining 52% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2006, we experienced substantially higher costs to produce inventory than in the prior respective years, due mainly to higher costs for steel, steel-related products and zinc. This resulted in higher cost of goods sold (and lower operating income) in 2006 of approximately $8.3 million than had our entire inventory been valued on the FIFO method. The 2005 and 2007, prices decreased modestly and operating income would have decreased by approximately $1.6 million in each year, had our entire inventory been valued on the FIFO method.

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

Depreciation, Amortization and Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years.

        We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenditures) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under SFAS No. 142, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

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

Stock Based Compensation

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

        The assumptions used in our valuation of stock options were as follows in 2005, 2006 and 2007:

	2007		2006		2005
Volatility	31.8%		31.9%		27.0%
Expected term from vesting date	2.9	yrs.	3.1	yrs.	2.7	yrs.
Risk-free interest rate	3.55%		4.72%		4.4%
Dividend yield	0.92%		1.21%		1.51%

        These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of option holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables will result in different option valuations and, therefore, different amounts of compensation cost. The per share value of options granted in 2007 was $2.24 lower using the 2007 assumptions, than if the 2006 assumptions had been used.

Income Taxes

        We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. We consider future taxable income expectations and tax-planning strategies in assessing the need for the valuation allowance. If we estimate a deferred tax asset is not likely to be fully realized in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net earnings in the period the determination was made. Likewise, if we subsequently determine that we are able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 29, 2007, we had approximately $11.1 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $7.1 million. In 2007, we added a net $3.3 million of valuation allowances (and, accordingly, increased our income tax expense), because we determined that, based on facts and circumstances, the realization of these deferred tax assets was not more likely than not. The most significant increase in our valuation allowance was $2.3 million related to the uncertainty in realization of the net operating loss and asset tax carryforwards in our Mexican utility structures facility due to 2007 changes in Mexican tax law. We determined that, based on the new tax law, we would not likely be able to realize the full value of these carryforwards. Accordingly, we established the valuation allowance on these deferred tax assets. If these circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        We are subject to examination by taxing authorities in the various countries in which we operate. The tax years subject to examination vary by jurisdiction. We regularly consider the likelihood of additional income tax assessments in each of these taxing jurisdictions based on our experiences related to prior audits and our understanding of the facts and circumstances of the related tax issues. We include in current income tax expense any changes to accruals for potential tax deficiencies. If our judgments related to tax deficiencies differ from our actual experience, our income tax expense could increase or decrease in a given fiscal period.

  Recently Issued Accounting Pronouncements

  SFAS 157

        In September 2006, the FASB issued Statement 157 ("SFAS No. 157"), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS No. 157 will be effective at the beginning of our 2008 fiscal year. We are currently assessing the effect of this pronouncement on our consolidated financial statements.

  SFAS 141R

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with the business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective at the beginning of our 2009 fiscal year on a prospective basis. We are currently assessing the effect of this Statement on our consolidated financial statements.

  SFAS 160

        In December 2007, the FASB issued Statement 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. This Statement amended the accounting and reporting for noncontrolling interests in a consolidated subsidiary and for the deconsolidation of a subsidiary. Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. This Statement is effective at the beginning of our 2009 fiscal year. We are currently assessing the effect of this Statement on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 38-39 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Operations—Three-Year Period Ended December 29, 2007	45
Consolidated Balance Sheets—December 29, 2007 and December 30, 2006	46
Consolidated Statements of Cash Flows—Three-Year Period Ended December 29, 2007	47
Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 29, 2007	48
Notes to Consolidated Financial Statements—Three-Year Period Ended December 29, 2007	49-79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 25, 2008

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Net sales	$1,499,834	$1,281,281	$1,108,100
Cost of sales	1,099,989	954,555	829,805

Gross profit	399,845	326,726	278,295
Selling, general and administrative expenses	244,219	216,641	195,432

Operating income	155,626	110,085	82,863

Other income (expenses):
Interest expense	(17,726)	(17,124)	(19,498)
Interest income	2,810	1,984	1,810
Miscellaneous	(541)	1,374	(802)

	(15,457)	(13,766)	(18,490)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	140,169	96,319	64,373

Income tax expense (benefit):
Current	45,640	41,847	26,294
Deferred	(1,620)	(11,027)	(1,946)

	44,020	30,820	24,348
Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	96,149	65,499	40,025
Minority interest	(2,122)	(1,290)	(1,052)
Equity in earnings/(losses) of nonconsolidated subsidiaries	686	(2,665)	106

Net earnings	$94,713	$61,544	$39,079

Earnings per share:
Basic	$3.71	$2.44	$1.61
Diluted	$3.63	$2.38	$1.54

Cash dividends per share	$0.410	$0.370	$0.335

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 29, 2007 and December 30, 2006

(Dollars in thousands, except per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$106,532	$63,504
Receivables, less allowance for doubtful receivables of $5,990 in 2007 and $5,952 in 2006	254,472	213,660
Inventories	219,993	194,278
Prepaid expenses	17,734	6,086
Refundable and deferred income taxes	22,866	17,130

Total current assets	621,597	494,658

Property, plant and equipment, at cost	582,015	522,244
Less accumulated depreciation and amortization	349,331	321,634

Net property, plant and equipment	232,684	200,610

Goodwill	116,132	108,328
Other intangible assets	58,343	56,333
Other assets	23,857	32,381

Total assets	$1,052,613	$892,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$22,510	$18,353
Notes payable to banks	15,005	13,114
Accounts payable	128,599	103,319
Accrued employee compensation and benefits	64,241	51,251
Accrued expenses	37,957	28,448
Dividends payable	2,724	2,437

Total current liabilities	271,036	216,922

Deferred income taxes	35,547	34,985
Long-term debt, excluding current installments	200,738	202,784
Other noncurrent liabilities	24,306	28,049
Minority interest in consolidated subsidiaries	10,373	8,289
Commitments and contingencies
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	496,388	405,567
Accumulated other comprehensive income	16,996	3,626
Less:
Cost of common shares in treasury 1,954,237 in 2007 (2,266,388 shares in 2006)	30,671	35,812

Total shareholders' equity	510,613	401,281

Total liabilities and shareholders' equity	$1,052,613	$892,310

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 29, 2007

(Dollars in thousands)

	2007	2006	2005
Cash flows from operations:
Net earnings	$94,713	$61,544	$39,079
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	35,176	36,541	39,392
Stock-based compensation	3,913	2,598	646
Loss (gain) on sale of property, plant and equipment	1,071	(346)	827
Equity in (earnings)/losses in nonconsolidated subsidiaries	(686)	2,665	(106)
Minority interest in net earnings of consolidated subsidiaries	2,122	1,290	1,052
Deferred income taxes	(1,620)	(11,027)	(1,946)
Other	1,024	78	2,186
Changes in assets and liabilities, before acquisitions:
Receivables	(31,712)	(25,484)	4,058
Inventories	(13,644)	(28,621)	24,892
Prepaid expenses	(7,296)	4,541	1,600
Accounts payable	16,625	7,974	8,397
Accrued expenses	19,573	8,996	2,527
Other noncurrent liabilities	227	569	234
Income taxes payable/refundable	(51)	(2,188)	10,939
Payment of deferred compensation	(9,186)	—	—

Net cash flows from operations	110,249	59,130	133,777

Cash flows from investing activities:
Purchase of property, plant and equipment	(56,610)	(27,898)	(35,119)
Investments in and advances to nonconsolidated subsidiary	—	(4,824)	—
Acquisitions, net of cash acquired	(22,637)	(3,861)	—
Dividends to minority interests	(807)	(451)	(2,066)
Proceeds from sale of assets	10,107	3,449	8,549
Other, net	(1,093)	(3,150)	(1,718)

Net cash flows from investing activities	(71,040)	(36,735)	(30,354)

Cash flows from financing activities:
Net borrowings under short-term agreements	1,739	1,196	450
Proceeds from long-term borrowings	12,404	619	16,681
Principal payments on long-term obligations	(11,976)	(11,822)	(107,107)
Dividends paid	(10,305)	(9,088)	(8,040)
Proceeds from exercises under stock plans	8,321	28,830	14,099
Excess tax benefits from stock option exercises	7,769	17,502	—
Sale of treasury shares	1,725	400	—
Purchase of common treasury shares—stock plan exercises	(9,887)	(34,583)	(9,912)

Net cash flows from financing activities	(210)	(6,946)	(93,829)

Effect of exchange rate changes on cash and cash equivalents	4,029	1,188	(180)

Net change in cash and cash equivalents	43,028	16,637	9,414
Cash and cash equivalents—beginning of year	63,504	46,867	37,453

Cash and cash equivalents—end of year	$106,532	$63,504	$46,867

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 29, 2007

(Dollars in thousands, except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned restricted stock	Total shareholders' equity
Balance at December 25, 2004	$27,900	$—	$324,748	$3,499	$(59,200)	$(2,292)	$294,655
Comprehensive income:
Net earnings	—	—	39,079	—	—	—	39,079
Net derivative adjustment	—	—	—	112	—	—	112
Currency translation adjustment	—	—	—	(6,132)	—	—	(6,132)

Total comprehensive income	—	—	—	—	—	—	33,059
Cash dividends ($0.335 per share)	—	—	(8,215)	—	—	—	(8,215)
Purchase of treasury shares:
Stock plan exercises; 337,545 shares	—	—	—	—	(9,912)	—	(9,912)
Stock options exercised; 858,588 shares issued	—	(6,584)	1,413	—	19,270	—	14,099
Tax benefit from exercise of stock options	—	4,037	—	—	—	—	4,037
Stock awards; 71,595 shares issued	—	2,547	—	—	(225)	(1,370)	952

Balance at December 31, 2005	27,900	—	357,025	(2,521)	(50,067)	(3,662)	328,675
Comprehensive income:
Net earnings	—	—	61,544	—	—	—	61,544
Currency translation adjustment	—	—	—	6,147	—	—	6,147

Total comprehensive income	—	—	—	—	—	—	67,691
Cash dividends ($0.370 per share)	—	—	(9,436)	—	—	—	(9,436)
Adoption of SFAS No. 123R	—	(3,662)	—	—	—	3,662	—
Sale of 7,180 treasury shares	—	—	—	—	400	—	400
Purchase of treasury shares:
Stock plan exercises; 693,601 shares	—	—	—	—	(34,583)	—	(34,583)
Stock options exercised; 1,505,668 shares issued	—	(13,443)	(3,566)	—	45,839	—	28,830
Tax benefit from exercise of stock options	—	17,502	—	—	—	—	17,502
Stock option expense		1,421	—	—	—	—	1,421
Stock awards; 45,540 shares issued	—	(1,818)	—	—	2,599	—	781

Balance at December 30, 2006	27,900	—	405,567	3,626	(35,812)	—	401,281
Comprehensive income:
Net earnings	—	—	94,713	—	—	—	94,713
Currency translation adjustment	—	—	—	13,370	—	—	13,370

Total comprehensive income	—	—	—	—	—	—	108,083
Cash dividends ($0.410 per share)	—	—	(10,592)	—	—	—	(10,592)
Sale of 18,967 treasury shares	—	—	—	—	1,725	—	1,725
Purchase of treasury shares:
Stock plan exercises; 108,616 shares	—	—	—	—	(9,887)	—	(9.887)
Stock options exercised; 387,814 shares issued	—	(9,684)	6,700	—	11,305	—	8,321
Tax benefit from exercise of stock options	—	7,769	—	—		—	7,769
Stock option expense	—	1,723	—	—		—	1,723
Stock awards; 26,332 shares issued	—	192	—	—	1,998	—	2,190

Balance at December 29, 2007	$27,900	$—	496,388	$16,996	$(30,671)	$—	$510,613

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 29, 2007

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

  Cash overdrafts

        Cash book overdrafts totaling $13,021 and $12,863 were classified as accounts payable at December 29, 2007 and December 30, 2006, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

  Operating Segments

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Reportable segments are as follows:

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

        COATINGS:    This segment consists of galvanizing, anodizing and powder coating services; and

        IRRIGATION:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services.

        In addition to these four reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales. These operations include the manufacture of tubular products for industrial customers, the manufacture of machine tool accessories, the distribution of industrial fasteners and expenses related to the development of structures for the wind energy industry. In late 2006, the Company decided to suspend its efforts related to the wind energy industry. Subsequent to December 29, 2007, the Company sold its machine tool accessories operation.

        In 2007, the Company determined that its tubing business did not meet the quantitative thresholds as a reportable segment. Accordingly, the tubing business and its financial results are included in "Other". Information related to tubing operations for 2006 and 2005 was reclassified to conform to the 2007 presentation.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal year ended December 29, 2007 consisted of 52 weeks. The Company's fiscal year ended December 30, 2006 consisted of 52 weeks and December 31, 2005 consisted of 53 weeks. The estimated impact on the Company's results of operations due to the extra week in fiscal 2005 was additional net sales of approximately $17 million and additional net earnings of approximately $1 million.

  Long-Lived Assets

        Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years.

        An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value.

        The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite-lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit's goodwill or an indefinite-lived intangible asset change materially before the annual impairment testing, the reporting unit or asset is evaluated for potential impairment.

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

  Accumulated Other Comprehensive Income (Loss)

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Cumulative translation adjustment is the only component of "Accumulated other comprehensive income (loss)".

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions exist only in the design stage of our products. No general rights of return exist for customers once the product has been delivered. Shipping and handling costs associated with sales are recorded as cost of goods sold. Sales discounts and rebates are estimated based on past experience and are recorded as a reduction of net sales in the period in which the sale is recognized.

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Stock Based Compensation

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 29, 2007, 1,077,928 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each award equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the fifty-two weeks ended December 29, 2007 and December 30, 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to December 31, 2005, and amortization related to new awards granted after January 1, 2006. Accordingly, the Company recorded $1,723 and $1,421 of compensation expense (included in selling, general and administrative expenses) related to stock options for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. The associated tax benefits recorded were $663 and $547, respectively. Prior to the adoption of SFAS No. 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on fiscal 2005 net income and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation", to stock-based employee compensation. Note 10 to the Consolidated Financial Statements includes a detailed discussion of the Company's stock option plans.

2005
Net earnings as reported	$39,079
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,393

Pro forma	$38,143

Earnings per share as reported:
Basic	$1.61

Diluted	$1.54

Pro forma:
Basic	$1.57

Diluted	$1.50

        The fair value of each option grant commencing with grants made in 2006 was estimated as of the date of grant using a binomial option pricing model. The Company used the Black-Scholes option-pricing model to calculate the fair value of stock options granted in the 2005 fiscal year. The following weighted-average assumptions used for grants in 2007, 2006 and 2005 were as follows:

	2007		2006		2005
Expected volatility	31.8%		31.9%		27.0%
Risk-free interest rate	3.55%		4.72%		4.40%
Expected life from vesting date	2.9	yrs.	3.1	yrs.	2.7	yrs.
Dividend yield	0.92%		1.21%		1.51%

  Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement 157 ("SFAS No. 157"), Fair Value Measurements. This Statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it may change the application of fair value measurements embodied in other accounting standards. SFAS No. 157 will be effective at the beginning of our 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the consolidated financial statements.

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with the business combinations.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective at the beginning of the Company's 2009 fiscal year. The Company is currently assessing the effect of this Statement on the consolidated financial statements.

        In December 2007, the FASB issued Statement 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. This Statement amended the accounting and reporting for noncontrolling interests in a consolidated subsidiary and for the deconsolidation of a subsidiary. This Statement is effective at the beginning of our 2009 fiscal year. The Company is currently assessing the effect of this Statement on the consolidated financial statements.

(2) ACQUISITIONS

        On April 26, 2007, the Company acquired 70% of the outstanding shares of Tehomet Oy (Tehomet), a Finnish manufacturer of lighting poles. Tehomet's operations are included in the Company's consolidated financial statements since the acquisition date. The total purchase price amounted to $12,336 in cash (including transaction costs). Goodwill of $5,990 was recognized as part of the purchase price allocation and was assigned to the Engineered Support Structures segment. The Company allocated the purchase price as follows: current assets, $4,834; current liabilities, $1,950; plant, property and equipment; $3,259, finite-lived intangible assets, $3,168; indefinite-lived intangible assets, $1,262; goodwill, $5,990 and long term liabilities, $4,227. The Company acquired Tehomet to expand its geographical presence in Europe and to leverage product lines offerings of both companies across the Company's collective market areas for lighting structures.

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

        On October 15, 2007, the Company paid $6,474 in cash for certain operating facilities, equipment and inventory of a galvanizing operation located in Salina, Kansas.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

        Effective March 31, 2005, the Company increased its ownership percentage in its Brazilian Irrigation segment joint venture from 70% to 90%. The additional ownership percentage was purchased from its minority shareholder at a cost of $5,031, the payment of which was made in fiscal 2007. Goodwill of $1,270 was recognized as part of the purchase price allocation and was assigned to the Irrigation segment. The acquisition was made pursuant to a put option exercise by the other venturer.

        In January 2008, the Company acquired substantially all the operating assets of Penn Summit LLC, a manufacturer of utility and wireless communication structures. The purchase price was approximately $57.5 million and will be reported in the Utility Support Structures segment. In February 2008, the Company acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd., a manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries in Canada and the United States. The purchase price for the shares was approximately $31.2 million Canadian dollars ($31.1 million U.S. dollars) and will be reported in the Engineered Support Structures segment. The Company made these acquisitions to improve its geographic presence in the North American utility and lighting structures markets.

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2007	2006	2005
Interest	$17,522	$17,151	$19,303
Income taxes	37,567	26,773	15,506

(4) INVENTORIES

        Approximately 48% and approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 29, 2007 and December 30, 2006, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $35,800 and $37,400 at December 29, 2007 and December 30, 2006, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(4) INVENTORIES (Continued)

        Inventories consisted of the following:

	2007	2006
Raw materials and purchased parts	$139,557	$132,988
Work-in-process	21,481	20,825
Finished goods and manufactured goods	94,747	77,817

Subtotal	255,785	231,630
Less: LIFO reserve	35,792	37,352

	$219,993	$194,278

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consists of the following:

	2007	2006
Land and improvements	$31,000	$26,129
Buildings and improvements	148,458	136,116
Machinery and equipment	293,401	269,822
Transportation equipment	25,874	23,926
Office furniture and equipment	56,904	52,276
Construction in progress	26,379	13,975

	$582,015	$522,244

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $11,345, $10,530, and $10,648 for fiscal 2007, 2006, and 2005, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 29, 2007 are:

Fiscal year ending
2008	$10,395
2009	9,003
2010	7,802
2011	6,945
2012	5,900
Subsequent	19,946

Total minimum lease payments	$59,991

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2007. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 29, 2007 and December 30, 2006 were as follows:

	As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,459	$13,819	16 years
Proprietary Software & Database	2,609	2,158	6 years
Patents & Proprietary Technology	2,839	715	14 years
Non-compete Agreements	1,007	285	7 years

	$57,914	$16,977

	As of December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$48,133	$10,737	18 years
Proprietary Software & Database	2,609	2,021	6 years
Patents & Proprietary Technology	2,839	517	14 years
Non-compete Agreements	331	165	5 years

	$53,912	$13,440

        Amortization expense for intangible assets was $3,522, $3,402, and $3,639 for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2008	$3,667
2009	3,637
2010	3,606
2011	3,509
2012	3,469

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Under the provisions of SFAS No. 142, intangible assets with indefinite lives are not amortized. The carrying value of the PiRod, Newmark, Tehomet and Feralux trade names are $4,750, $11,111, $1,373 and $172, respectively. These indefinite-lived intangible assets were tested for impairment separately from goodwill in the third quarter of 2007. The Newmark trade name arose from a 2004 acquisition, the PiRod trade name arose from a 2001 acquisition and the Tehomet and Feralux trade names arose from 2007 acquisitions. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 29, 2007. The values of Newmark and PiRod trade names did not change in the fifty-two weeks ended December 29, 2007.

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

  Goodwill

        The carrying amount of goodwill by segment as of December 29, 2007 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328
Acquisitions	8,343	—	—	—	—	8,343
Divestitures	—	—	—	—	(262)	(262)
Purchase accounting adjustment	—	(548)	—	—	—	(548)
Foreign currency translation	271	—	—	—	—	271

Balance December 29, 2007	$28,570	$43,517	$42,192	$1,853	$—	$116,132

        In April 2007, the Company acquired 70% of the outstanding shares of a lighting pole manufacturer located in Kangasniemi, Finland, and the remaining 20% of the outstanding shares of its Canadian lighting structure subsidiary. These acquisitions resulted in an aggregate $8,343 increase of goodwill in the Engineered Support Structures Segment. In the fourth quarter of 2007, the Company decided to close its steel tubing manufacturing operation in Waverly, Nebraska. According, the goodwill associated with this operation was written off in fiscal 2007. The purchase accounting adjustment was associated with the finalization of the purchase price allocation of the Company's ownership interest increase in a steel pole manufacturing operation in Mexico from 49% to 100% in late 2006.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amount of goodwill by segment as of December 30, 2006 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other Segment	Total
Balance December 31, 2005	$19,760	$42,628	$42,192	$1,853	$262	$106,695
Acquisitions	—	1,437	—	—	—	1,437
Foreign currency translation	196	—	—	—	—	196

Balance December 30, 2006	$19,956	$44,065	$42,192	$1,853	$262	$108,328

        In November 2006, the Company acquired additional ownership in a manufacturing operation located in Monterrey, Mexico, resulting in a $1,437 increase of goodwill in the Utility Segment.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $27,200. As of December 29, 2007, $10,900 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $16,300 at December 29, 2007. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 5.05% at December 29, 2007, and 4.26% at December 30, 2006.

(8) INCOME TAXES

        Income tax expense (benefit) consists of:

	2007	2006	2005
Current:
Federal	$31,752	$28,832	$17,211
State	3,413	2,957	1,702
Foreign	12,346	9,860	7,387

	47,511	41,649	26,300

Non-current:	(1,871)	198	(6)
Deferred:
Federal	$(327)	$(9,088)	$(593)
State	(160)	(598)	(349)
Foreign	(1,133)	(1,341)	(1,004)

	(1,620)	(11,027)	(1,946)

	$44,020	$30,820	$24,348

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	3.1	2.5
Carryforwards, credits and changes in valuation allowances	1.7	(0.2)	(0.5)
Foreign dividend repatriation	—	—	1.7
Foreign tax rate differences	(4.6)	(4.5)	(2.4)
Changes in unrecognized tax benefits	(1.3)	0.2	—
Other	(1.8)	(1.6)	1.5

	31.4%	32.0%	37.8%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2007	2006
Deferred income tax assets:
Accrued expenses and allowances	$7,730	$5,088
Accrued insurance	2,371	2,576
Tax credit and net operating loss carryforwards	10,502	8,034
Inventory allowances	6,866	5,181
Accrued warranty	1,886	1,513
Deferred compensation	13,480	14,346
Nonconsolidated subsidiaries	584	848

Gross deferred income tax assets	43,419	37,586
Valuation allowance	(7,386)	(3,844)

Net deferred income tax assets	36,033	33,742

Deferred income tax liabilities:
Property, plant and equipment	17,833	19,720
Intangible assets	23,823	22,328
Other liabilities	3,679	4,689

Total deferred income tax liabilities	45,335	46,737

Net deferred income tax liabilities	$9,302	$12,995

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006. The impact of the implementation of FIN 48 on the consolidated financial statements was not significant. The gross amounts of unrecognized tax benefits were $1,848 at December 29, 2007 and $3,603 at December 31, 2006. In addition to these amounts,

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

there was an aggregate of $350 and $760 of interest and penalties at December 29, 2007 and December 31, 2006, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,663 and $3,314 at December 29, 2007 and December 31, 2006, respectively. In the third quarter of 2007, the Company recorded a reduction of its gross unrecognized tax benefits of $2,184, with $2,071 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States.

        A reconciliation of the change in the unrecognized tax benefit balance is as follows:

2007
Gross Unrecognized Tax Benefits at adoption—December 31, 2006	$3,603
Gross increases—tax positions in prior period	122
Gross decreases—tax positions in prior period	—
Gross increases—current-period tax positions	307
Settlements	—
Lapse of statute of limitations	(2,184)

Gross Unrecognized Tax Benefits—December 29, 2007	$1,848

        There is approximately $546 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the classification of a transaction as tax exempt or the computation of a tax deduction or tax credit.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2004 and forward remain open under U.S. statutes of limitation. Generally, tax years 2003 and forward remain open under state statutes of limitation. The Company has extended statutes of limitation for pending examinations in Nebraska for years prior to 2003.

        At December 29, 2007 and December 30, 2006, net deferred tax assets of $26,245 and $21,990, respectively, are included in refundable and deferred income taxes ($22,866 at December 29,2007 and $17,130 at December 30, 2006) and other assets ($3,379 at December 29, 2007 and $4,860 at December 30, 2006). At December 29, 2007 and December 30, 2006, net deferred tax liabilities of $35,547 and $34,985, respectively, are included in deferred income taxes.

        At December 29,2007 and at December 30, 2006, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 29, 2007 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2012

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

through 2027. The currency translation adjustments in "Accumulated other comprehensive income" are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

        On October 1, 2007, the Mexican government enacted certain major changes in its tax law. Among the tax changes is the addition of a new tax, the Impuesto Empresarial a Taxa Unica (IETU), to replace the corporate asset tax system. The IETU is effective January 1, 2008. Due to the provisions included in the IETU tax, the Company determined that it was not likely to realize the benefits for a portion of its deferred tax assets related to net operating loss and asset tax carryforwards. As a result, the Company recorded a $2,266 valuation allowance on its deferred tax assets in the fourth quarter of 2007. On March 16, 2007, China made changes to its income tax law. These tax law changes increases the consistency of income tax law for all Chinese companies, domestic and foreign. Based on the transition rules in place, the Company increased its net deferred tax assets associated with its Chinese operations by approximately $1.3 million in fiscal 2007.

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $61,179 at December 29, 2007 and $53,527 at December 30, 2006, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

(9) LONG-TERM DEBT

	2007	2006
6.875% Senior Subordinated Notes(a)	$150,000	$150,000
Term Loan(b)	37,260	47,692
Revolving credit agreement(c)	13,042	—
6.91% secured loan(d)	7,860	8,477
IDR Bonds(e)	8,500	8,500
3.00% to 8.75% notes	6,586	6,468

Total long-term debt	223,248	221,137
Less current installments of long-term debt	22,510	18,353

Long-term debt, excluding current installments	$200,738	$202,784

(a)
The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. The notes may be repurchased starting in May 2009 at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

(b)
The term loan is with a group of banks and is unsecured. Quarterly principal payments are due beginning in 2005 through 2009. The term loan interest accrues at the Company's option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points depending on the Company's ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). This loan may be prepaid at any

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

  time without penalty. The effective interest rates at December 29, 2007 and December 30, 2006 were 5.625% and 6.125%, respectively.

(c)
The revolving credit agreement is an unsecured facility with a group of banks for a maximum of $150,000. The facility has a termination date of May 4, 2009. The funds borrowed may be repaid at any time without penalty, or additional funds may be borrowed up to the facility limit. The revolving credit agreement interest accrues at the Company's option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points (inclusive of facility fees), depending on the Company's ratio of total debt to EBITDA. The effective interest rate on the amount borrowed at December 29, 2007 was 5.1375% per annum.

(d)
The secured loan is through a finance company and is related to transportation equipment. The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 29, 2007 and December 30, 2006 were 3.55% and 3.97%, respectively.

        The lending agreements place certain restrictions on payment of dividends, purchase of Company stock and additional borrowings. At December 29, 2007, the Company may make payments for dividends and purchase of Company stock up to approximately $151 million according to the restrictions under these agreements. The Company is in compliance with all debt covenants at December 29, 2007.

        The minimum aggregate maturities of long-term debt for each of the four years following 2008 are: $32,092, $7,068, $480 and $479.

(10) STOCK PLANS

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 29, 2007, 1,077,928 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $1,723 of compensation expense (included in selling, general and administrative expenses) for the year ended December 29, 2007 and $1,421 of compensation expense

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

for the year ended December 30, 2006. The associated tax benefits recorded for the year ended December 29, 2007 was $663 and $547 for the year ended December 30, 2006.

        On January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment (SFAS No. 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS No. 123R and therefore did not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the year ended December 30, 2006 includes amortization related to the remaining unvested portion of stock options granted prior to January 1, 2006, and amortization related to stock options granted on or after January 1, 2006. At December 29, 2007, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.4 years, was approximately $7,023.

        Upon adoption of SFAS No. 123R, the Company changed its method of valuation for share-based awards granted beginning in 2006 to a binomial option pricing model from the Black-Scholes-Merton option pricing model which was previously used for the Company's pro forma information required under SFAS No. 123. The fair value of each option grant made in 2007 and 2006 was estimated using the following assumptions:

	2007		2006
Expected volatility	31.8%		31.9%
Risk-free interest rate	3.55%		4.72%
Expected life from vesting date	2.9	yrs.	3.1	yrs.
Dividend yield	0.92%		1.21%

        As a result of adopting SFAS No. 123R, earnings before income taxes included $1,723 and $1,421 of share-based compensation expense related to stock options, with associated tax benefit of $663 and $547 for the years ended December 29, 2007 and December 30, 2006, respectively. Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based payments ("excess tax benefits") to be classified as financing cash flows. The excess tax benefits of $7,769 and $17,502 were classified as financing cash flows for the years ended December 29, 2007 and December 30, 2006, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        Following is a summary of the activity of the stock plans during 2005, 2006 and 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 25, 2004	3,407,750	$18.86
Granted	256,150	32.26
Exercised	(858,588)	(16.42)
Forfeited	(135,218)	(22.22)

Outstanding at December 31, 2005	2,670,094	$20.76

Options exercisable at December 31, 2005	2,191,635	$19.12

Weighted average fair value of options granted during 2005		8.20

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	170,005	55.84
Exercised	(1,505,668)	(18.96)
Forfeited	(48,829)	(26.14)
Outstanding at December 30, 2006	1,285,602	27.31	5.57	$36,429
Options vested or expected to vest at December 30, 2006	1,255,921	26.93	5.40	$36,046
Options exercisable at December 30, 2006	890,885	21.28	5.11	$30,479
Weighted average fair value of options granted during 2006		16.73

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2006	1,285,602	$27.31
Granted	194,400	85.50
Exercised	(390,014)	(21.58)
Forfeited	(15,548)	(33.46)
Outstanding at December 29, 2007	1,074,440	39.76	5.30	$55,841
Options vested or expected to vest at December 29, 2007	1,037,459	38.80	5.27	$54,910
Options exercisable at December 29, 2007	734,192	26.10	4.83	$48,183
Weighted average fair value of options granted during 2007		25.73

        Following is a summary of the status of stock options outstanding at December 29, 2007:

Outstanding and Exercisable By Price Range
Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91 - 21.88	322,255	3.75 years	$18.24	322,255	$18.24
22.31 - 34.33	396,879	5.57 years	28.28	337,477	27.22
36.85 - 83.57	178,906	5.89 years	57.66	74,460	55.05
86.72 - 86.72	176,400	6.96 years	86.72	—	—
	1,074,440			734,192

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2007, 2006 and 2005, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2007	2006	2005
Shares issued	27,453	43,485	70,700
Weighted-average per share price on grant date	$72.04	$55.34	$32.08
Compensation expense	$1,853	$1,177	$729

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        At December 29, 2007 the amount of deferred stock-based compensation granted, to be recognized over future periods, was approximately $5,350.

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2007:
Net earnings	$94,713	—	$94,713
Shares outstanding (000's)	25,535	587	26,122
Per share amount	$3.71	$0.08	$3.63
2006:
Net earnings	$61,544	—	$61,544
Shares outstanding (000's)	25,197	666	25,863
Per share amount	$2.44	$0.06	$2.38
2005:
Net earnings	$39,079	$—	$39,079
Shares outstanding (000's)	24,287	1,080	25,367
Per share amount	$1.61	$0.07	$1.54

        At the end of fiscal years 2006, and 2005, there were 0.1 million, and 0.3 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) TREASURY STOCK

        Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital."

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan. The 2007, 2006 and 2005 Company contributions to these plans amounted to approximately $7,600, $6,700, and $5,400 respectively.

        The Company also offers a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $12.2 million and $20.1 million at December 29, 2007 and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN (Continued)

December 30, 2006, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. In fiscal 2007, $13,374 was distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. The distributions were made in the amounts of $9,186 in cash and $4,188 in-kind.

        As a result of a settlement related to a retirement plan of a former subsidiary, the Company recorded $1.1 million additional income included in "Miscellaneous" in the Consolidated Statement of Operations for the fifty-two weeks ended December 30, 2006.

(14) RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Operations. Research and development expenses were approximately $4,900 in 2007, $5,800 in 2006, and $6,400 in 2005.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 29, 2007, the carrying amount of the Company's long-term debt was $223,248 with an estimated fair value of approximately $223,296. At December 30, 2006, the carrying amount of the Company's long-term debt was $221,137 with an estimated fair value of approximately $221,884.

(16) GUARANTEES

        The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 29, 2007, the maximum amount of the guarantee was approximately $3.4 million. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of this guarantees of $0.1 million in "Accrued expenses" at December 29, 2007 and December 30, 2006.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(16) GUARANTEES (Continued)

        Changes in the product warranty accrual for the years ended December 29, 2007 and December 30, 2006 were as follows:

	2007	2006
Balance, beginning of period	$6,704	$6,646
Payments made	(9,583)	(9,393)
Change in liability for warranties issued during the period	10,580	9,621
Change in liability for pre-existing warranties	(369)	(170)

Balance, end of period	$7,332	$6,704

(17) BUSINESS SEGMENTS

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

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

  COATINGS:    This segment consists of galvanizing, anodizing and powder coating services; and

  IRRIGATION:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services.

        In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of tubular products for industrial customers, the machine tool accessories and industrial fasteners businesses, and the development of structures for the wind energy industry and are reported in the "Other" category. In late 2006, the Company decided to suspend its efforts related to the wind energy industry.

        In 2007, the Company determined that its Tubing business did not meet the quantitative thresholds as a reportable segment. Accordingly, the Tubing business and its financial results are included in "Other". Information related to the Tubing business for 2006 and 2005 have been reclassified to conform with the 2007 presentation.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Business Segments

	2007	2006	2005
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$442,524	$390,265	$367,846
Specialty	122,926	112,067	99,991
Utility	44,510	30,688	24,278

Engineered Support Structures segment	609,960	533,020	492,115
Utility Support Structures segment:
Steel	246,809	206,580	156,502
Concrete	81,726	76,249	65,971

Utility Support Structures segment	328,535	282,829	222,473
Coatings segment	136,968	113,238	87,110
Irrigation segment	388,997	312,852	260,359
Other	120,087	108,273	105,291

Total	1,584,547	1,350,212	1,167,348

INTERSEGMENT SALES:
Engineered Support Structures	28,405	23,736	21,451
Utility Support Structures	1,231	1,992	3,573
Coatings	30,489	22,790	14,968
Irrigation	60	76	17
Other	24,528	20,337	19,239

Total	84,713	68,931	59,248

NET SALES:
Engineered Support Structures segment	581,555	509,284	470,664
Utility Support Structures segment	327,304	280,837	218,900
Coatings segment	106,479	90,448	72,142
Irrigation segment	388,937	312,776	260,342
Other	95,559	87,936	86,052

Total	$1,499,834	$1,281,281	$1,108,100

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

	2007	2006	2005
OPERATING INCOME (LOSS):
Engineered Support Structures	$55,484	$46,194	$44,588
Utility Support Structures	44,429	31,038	20,632
Coatings	23,050	18,759	8,452
Irrigation	51,650	32,961	24,830
Other	18,961	12,529	10,481
Corporate	(37,948)	(31,396)	(26,120)

Total	155,626	110,085	82,863
Interest expense, net	(14,916)	(15,140)	(17,688)
Miscellaneous	(541)	1,374	(802)

Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	$140,169	$96,319	$64,373

TOTAL ASSETS:
Engineered Support Structures	$411,454	$308,567	$285,639
Utility Support Structures	229,494	238,858	215,539
Coatings	98,190	95,114	83,486
Irrigation	169,368	133,811	118,914
Other	37,115	38,238	33,010
Corporate	106,992	77,722	65,454

Total	$1,052,613	$892,310	$802,042

	2007	2006	2005
CAPITAL EXPENDITURES:
Engineered Support Structures	$37,196	$13,079	$11,038
Utility Support Structures	10,170	5,134	2,329
Coatings	3,005	4,112	2,792
Irrigation	4,186	2,227	1,349
Other	450	2,767	1,080
Corporate	1,603	579	16,523

Total	$56,610	$27,898	$35,119

DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$15,494	$13,618	$13,518
Utility Support Structures	7,757	7,938	8,024
Coatings	2,936	3,077	3,919
Irrigation	4,489	6,824	7,471
Other	1,897	2,421	2,509
Corporate	2,603	2,663	3,951

Total	$35,176	$36,541	$39,392

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2007	2006	2005
NET SALES:
United States	$1,142,600	$1,013,691	$865,871
France	97,692	87,098	76,180
China	111,448	56,722	54,497
Other	148,094	123,770	111,552

Total	$1,499,834	$1,281,281	$1,108,100

LONG-LIVED ASSETS:
United States	$288,282	$359,092	$363,220
France	41,029	10,744	9,838
China	20,134	11,853	8,831
Other	81,571	15,963	11,841

Total	$431,016	$397,652	$393,730

        No single customer accounted for more than 10% of net sales in 2007, 2006, or 2005. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company's net sales.

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

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On May 4, 2004, the Company completed a $150,000 offering of 67?8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of the Company's current and future direct and indirect domestic subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Consolidated Statements of Operations
For the Year ended December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$914,782	$247,472	$448,833	$(111,253)	$1,499,834
Cost of sales	672,861	194,874	342,347	(110,093)	1,099,989

Gross profit	241,921	52,598	106,486	(1,160)	399,845
Selling, general and administrative expenses	139,695	35,767	68,757	—	244,219

Operating income	102,226	16,831	37,729	(1,160)	155,626

Other income (deductions):
Interest expense	(16,004)	(14)	(1,817)	109	(17,726)
Interest income	894	189	1,836	(109)	2,810
Miscellaneous	24	81	(646)	—	(541)

	(15,086)	256	(627)	—	(15,457)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	87,140	17,087	37,102	(1,160)	140,169

Income tax expense:
Current	29,337	6,396	9,907	—	45,640
Deferred	(667)	(446)	(507)	—	(1,620)

	28,670	5,950	9,400	—	44,020

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	58,470	11,137	27,702	(1,160)	96,149
Minority interest	—	—	(2,122)	—	(2,122)
Equity in earnings/(losses) of nonconsolidated subsidiaries	37,403	—	247	(36,964)	686

Net earnings	$95,873	$11,137	$25,827	$(38,124)	$94,713

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$58,344	$464	$47,724	$—	$106,532
Receivables, net	101,637	34,141	118,694	—	254,472
Inventories	87,887	50,248	81,858	—	219,993
Prepaid expenses	4,636	474	12,624	—	17,734
Refundable and deferred income taxes	13,407	3,351	6,108	—	22,866

Total current assets	265,911	88,678	267,008	—	621,597

Property, plant and equipment, at cost	359,003	79,631	143,381	—	582,015
Less accumulated depreciation and amortization	231,838	34,535	82,958	—	349,331

Net property, plant and equipment	127,165	45,096	60,423	—	232,684

Goodwill	20,108	73,375	22,649	—	116,132
Other intangible assets	670	50,533	7,140	—	58,343
Investment in subsidiaries and intercompany accounts	409,892	66,674	(18,986)	(457,580)	—
Other assets	19,137	—	4,720	—	23,857

Total assets	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$20,183	$32	$2,295	$—	$22,510
Notes payable to banks	—	—	15,005	—	15,005
Accounts payable	47,570	13,307	67,722	—	128,599
Accrued expenses	60,066	7,991	34,141	—	102,198
Dividends payable	2,724	—	—	—	2,724

Total current liabilities	130,543	21,330	119,163	—	271,036

Deferred income taxes	10,566	20,778	4,203	—	35,547
Long-term debt, excluding current installments	185,274	6	15,458	—	200,738
Other noncurrent liabilities	20,504	—	3,802	—	24,306
Minority interest in consolidated subsidiaries	—	—	10,373	—	10,373
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	498,767	108,911	102,412	(213,702)	496,388
Accumulated other comprehensive income	—	—	16,996	—	16,696
Treasury stock	(30,671)	—	—	—	(30,671)

Total shareholders' equity	495,996	282,242	189,955	(457,580)	510,613

Total liabilities and shareholders' equity	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$95,873	$11,137	$25,827	$(38,124)	$94,713
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,569	8,852	8,755	—	35,176
Stock-based compensation	3,913	—	—	—	3,913
(Gain)/loss on sale of property, plant and equipment	137	757	177	—	1,071
Equity in (earnings)/losses of nonconsolidated subsidiaries	(437)	—	(249)	—	(686)
Minority interest in nonconsolidated subsidiaries	—	—	2,122	—	2,122
Deferred income taxes	(667)	(446)	(507)	—	(1,620)
Other adjustments	—	—	1,024	—	1,024
Payment of Deferred Compensation	(9,186)		—	—	(9,186)
Changes in assets and liabilities, before acquisitions:
Receivables	(13,342)	(1,305)	(17,017)	(48)	(31,712)
Inventories	(3,814)	(678)	(9,152)	—	(13,644)
Prepaid expenses	(1,207)	(52)	(6,037)	—	(7,296)
Accounts payable	2,093	(90)	14,622	—	16,625
Accrued expenses	12,829	1,442	5,254	48	19,573
Other noncurrent liabilities	(1,730)	—	1,957	—	227
Income taxes payable	1,507	—	(1,558)	—	(51)

Net cash flows from operations	103,538	19,617	25,218	(38,124)	110,249

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,430)	(5,481)	(15,699)	—	(56,610)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	—	(6,476)	(16,161)	—	(22,637)
Dividends to minority interests	—	—	(807)	—	(807)
Proceeds from sale of property, plant and equipment	9,808	43	256	—	10,107
Other, net	(31,007)	(10,172)	1,962	38,124	(1,093)

Net cash flows from investing activities	(56,629)	(22,086)	(30,449)	38,124	(71,040)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,739	—	1,739
Proceeds from long-term borrowings	—	—	12,404	—	12,404
Principal payments on long-term obligations	(11,626)	(29)	(321)	—	(11,976)
Dividends paid	(10,305)	—	—	—	(10,305)
Proceeds from exercises under stock plans	8,321	—	—	—	8,321
Excess tax benefits from stock option exercises	7,769	—	—	—	7,769
Sale of treasury shares	1,725	—	—	—	1,725
Purchase of common treasury shares:
Stock plan exercises	(9,887)	—	—	—	(9,887)

Net cash flows from financing activities	(14,003)	(29)	13,822	—	(210)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,029	—	4,029

Net change in cash and cash equivalents	32,906	(2,498)	12,620	—	43,028
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504

Cash and cash equivalents—end of year	$58,344	$464	$47,724	—	$106,532

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2007

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

        ******

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
								Dividends Declared
	Net Sales	Gross Profit	Amount	Basic	Diluted	High	Low
2007
First	$340,682	$88,767	$18,728	$0.74	$0.72	$61.18	$50.87	$0.095
Second	402,257	108,914	26,961	1.06	1.03	75.27	56.35	0.105
Third	372,033	97,572	25,893	1.01	0.99	95.04	70.61	0.105
Fourth	384,862	104,592	23,131	0.90	0.88	99.01	74.86	0.105

Year	$1,499,834	$399,845	$94,713	$3.71	$3.63	$99.01	$50.87	$0.410

2006
First	$303,625	$75,693	$13,085	$0.53	$0.52	$42.07	$32.85	$0.085
Second	338,791	85,062	17,285	0.69	0.67	$58.00	$39.92	0.095
Third	310,904	80,670	15,062	0.60	0.58	$58.70	$42.46	0.095
Fourth	327,961	85,301	16,112	0.62	0.61	$61.19	$50.29	0.095

Year	$1,281,281	$326,726	$61,544	$2.44	$2.38	$61.19	$32.85	$0.370

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

        In the fourth quarter of fiscal 2007, the company implemented various process and information system enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in the Valley, Nebraska operation that are reported as part of the Engineered Supports Structures segment. These process and information systems enhancements resulted in modifications to internal controls over sales, customer service, inventory management and accounts payable processes. There were no other changes in the Company's internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 29, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 29, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP Omaha, Nebraska February 25, 2008

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Industrial Machinery index for the five and ten-year periods ended December 29, 2007. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2007", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        The Company has adopted a Code of Ethics for Senior Officers that applies to the Company's Chief Executive Officer, Chief Financial Officer and Controller and has posted the code on its website at www.valmont.com through the "Investors Relations" link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics for Senior Officers applicable to the Company's Chief Executive Officer, Chief Financial Officer or Controller by posting that information on the Company's Web site at www.valmont.com through the "Investors Relations" link.

ITEM 11.    EXECUTIVE COMPENSATION.

        See Item 10.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated herein by reference to "Certain Shareholders" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        See Item 10.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information called for by Item 14 is incorporated by reference to the sections titled "Ratification of Appointment of Independent Auditors" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Statements of Operations—Three-Year Period Ended December 29, 2007	45
	Consolidated Balance Sheets—December 29, 2007 and December 30, 2006	46
	Consolidated Statements of Cash Flows—Three-Year Period Ended December 29, 2007	47
	Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 29, 2007	48
	Notes to Consolidated Financial Statements—Three-Year Period Ended December 29, 2007	49-79
	The following financial statement schedule of the Company is included herein:
	SCHEDULE II—Valuation and Qualifying Accounts	86
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes. Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits.
	Index to Exhibits, Page 88

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 29, 2007
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,952	1,141	1,103	$5,990
Allowance for deferred income tax asset valuation	3,844	3,542	—	7,386
Fifty-two weeks ended December 30, 2006
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,323	1,941	1,312	$5,952
Allowance for deferred income tax asset valuation	4,397	(553)	—	3,844
Fifty-three weeks ended December 31, 2005
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,372	1,006	1,055	$5,323
Allowance for deferred income tax asset valuation	5,525	(1,128)	—	4,397

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2008.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	02/25/08
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	02/25/08
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	02/25/08
Walter Scott, Jr.* Thomas F. Madison* Glen A. Barton* Daniel P. Neary*	John E. Jones* Kenneth E. Stinson* Stephen R. Lewis, Jr.* K.R. (Kaj) den Daas*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 25th day of February, 2008. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Certificate of Incorporation, as amended. This document was filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.
Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2007, and is incorporated herein by this reference.
Exhibit 4.1	—
The Company's Credit Agreement with The Bank of New York dated May 4, 2004. This document was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and Amendments 1,2,3, and 4 thereto filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 16, 2005, and Amendment 5 thereto filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, all of which are incorporated herein by this reference.
Exhibit 4.2	—
Indenture relating to senior subordinated debt dated as of May 4, 2004, between Valmont Industries, Inc., as issuer and Wells Fargo Bank, National Association as trustee. This document was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.
Exhibit 10.1	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 25, 2004 and is incorporated herein by reference.
Exhibit 10.2	—
The Company's 1999 Stock Plan, as amended. This document was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 25, 2004 and is incorporated herein by reference.
Exhibit 10.3	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006 and is incorporated herein by reference.
Exhibit 10.4	—
Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and is incorporated herein by this reference.
Exhibit 10.5*	—	Form of Stock Option Agreement.
Exhibit 10.6*	—	Form of Restricted Stock Agreement.
Exhibit 10.7*	—	Form of Restricted Stock Unit Agreement.
Exhibit 10.8*	—	Form of Director Stock Option Agreement.
Exhibit 10.9	—
The 2006 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference

Exhibit 10.10	—
Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2007","Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2008.
Exhibit 10.11	—
The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the year ended December 27, 2003 and is incorporated herein by this reference.
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

*
Filed herewith.

QuickLinks

VALMONT INDUSTRIES, INC. Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 29, 2007
TABLE OF CONTENTS
PART I
  ITEM 1A. RISK FACTORS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Valmont Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS Three-year period ended December 29, 2007 (Dollars in thousands, except per share amounts)
Valmont Industries, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS December 29, 2007 and December 30, 2006 (Dollars in thousands, except per share amounts)
Valmont Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Three-year period ended December 29, 2007 (Dollars in thousands)
Valmont Industries, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Three-year period ended December 29, 2007 (Dollars in thousands, except share and per share amounts)
Valmont Industries, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three-year period ended December 29, 2007 (Dollars in thousands, except per share amounts)
Consolidated Statements of Operations For the Year ended December 29, 2007
Consolidated Statements of Operations For the Year ended December 30, 2006
Consolidated Statements of Operations For the Year ended December 31, 2005
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended December 29, 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended December 30, 2006
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2005
QUARTERLY FINANCIAL DATA (Unaudited) (Dollars in thousands, except per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
  Schedule II
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts (Dollars in thousands)
SIGNATURES
INDEX TO EXHIBITS