Form 10-Q
period 2008-03-29
VALMONT INDUSTRIES INC
filed 2008-05-05
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or
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

26,064,654
Outstanding shares of common stock as of April 24, 2008

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen weeks ended March 29, 2008 and March 31, 2007	3
	Condensed Consolidated Balance Sheets as of March 29, 2008 and December 29, 2007	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 2008 and March 31, 2007	5
	Notes to Condensed Consolidated Financial Statements	6-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-27
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 4.	Controls and Procedures	27
	PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28-29
Item 6.	Exhibits	29
Signatures		30

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Net Sales	$422,286	$340,682
Cost of Sales	306,478	251,915

Gross Profit	115,808	88,767
Selling, general and administrative expenses	65,342	55,353

Operating income	50,466	33,414

Other income (expenses):
Interest expense	(4,474)	(4,285)
Interest income	621	630
Miscellaneous	(1,343)	(279)

	(5,196)	(3,934)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	45,270	29,480

Income tax expense (benefit):
Current	16,661	9,052
Deferred	(1,607)	1,258

	15,054	10,310

Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	30,216	19,170
Minority interest	(443)	(212)
Equity in earnings/(losses) of nonconsolidated subsidiaries	(74)	(230)

Net earnings	$29,699	$18,728

Earnings per share—Basic	$1.16	$0.74

Earnings per share—Diluted	$1.13	$0.72

Cash dividends per share	$0.105	$0.095

Weighted average number of shares of common stock outstanding— Basic (000 omitted)	25,692	25,429

Weighted average number of shares of common stock outstanding— Diluted (000 omitted)	26,224	25,970

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,028	$106,532
Receivables, net	282,363	254,472
Inventories	239,358	219,993
Prepaid expenses	18,660	17,734
Refundable and deferred income taxes	24,322	22,866

Total current assets	631,731	621,597

Property, plant and equipment, at cost	609,321	582,015
Less accumulated depreciation and amortization	358,051	349,331

Net property, plant and equipment	251,270	232,684

Goodwill	162,723	116,132
Other intangible assets, net	85,052	58,343
Other assets	24,426	23,857

Total assets	$1,155,202	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$25,954	$22,510
Notes payable to banks	17,335	15,005
Accounts payable	142,130	128,599
Accrued employee compensation and benefits	48,322	64,241
Accrued expenses	49,711	37,957
Dividends payable	2,730	2,724

Total current liabilities	286,182	271,036

Deferred income taxes	39,131	35,547
Long-term debt, excluding current installments	243,751	200,738
Other noncurrent liabilities	24,982	24,306
Minority interest in consolidated subsidiaries	13,924	10,373
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	526,221	496,388
Accumulated other comprehensive income	22,853	16,996
Treasury stock	(29,742)	(30,671)

Total shareholders' equity	547,232	510,613

Total liabilities and shareholders' equity	$1,155,202	$1,052,613

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Cash flows from operations:
Net earnings	$29,699	$18,728
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	9,521	8,530
Stock-based compensation	1,399	892
Loss/(gain) on sales of property, plant and equipment	(215)	57
Equity in losses of nonconsolidated subsidiaries	74	230
Minority interest	443	212
Deferred income taxes	(1,607)	1,258
Other	(118)	(22)
Changes in assets and liabilities, before acquisitions:
Receivables	(12,630)	(15,510)
Inventories	(9,203)	(15,961)
Prepaid expenses	62	(6,835)
Accounts payable	(909)	6,791
Accrued expenses	(8,137)	(8,366)
Other noncurrent liabilities	(1,642)	125
Income taxes payable/refundable	9,171	5,308

Net cash flows from operations	15,908	(4,563)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,872)	(12,492)
Proceeds from sale of assets	2,043	96
Acquisitions, net of cash acquired	(89,376)	—
Dividends to minority interests	—	(692)
Other, net	(746)	(851)

Net cash flows from investing activities	(98,951)	(13,939)

Cash flows from financing activities:
Net borrowing/(payments) under short-term agreements	(504)	581
Proceeds from long-term borrowings	50,830	103
Principal payments on long-term obligations	(6,444)	(3,179)
Dividends paid	(2,724)	(2,437)
Proceeds from exercises under stock plans	1,580	1,443
Excess tax benefits from stock option exercises	1,029	1,076
Purchase of common treasury shares—stock plan exercises	(584)	(647)

Net cash flows from financing activities	43,183	(3,060)

Effect of exchange rate changes on cash and cash equivalents	356	367

Net change in cash and cash equivalents	(39,504)	(21,195)
Cash and cash equivalents—beginning of year	106,532	63,504

Cash and cash equivalents—end of period	$67,028	$42,309

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 29, 2008, the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 29, 2008 and March 31, 2007 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 29, 2008 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2007. The results of operations for the period ended March 29, 2008 are not necessarily indicative of the operating results for the full year.

  Inventories

        At March 29, 2008, approximately 48.6% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $42,200 and $35,800 at March 29, 2008 and December 29, 2007, respectively.

        Inventories consisted of the following:

	March 29, 2008	December 29, 2007
Raw materials and purchased parts	$152,838	$139,557
Work-in-process	20,288	21,481
Finished goods and manufactured goods	108,435	94,747

Subtotal	281,561	255,785
LIFO reserve	42,203	35,792

Net inventory	$239,358	$219,993

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

stock. At March 29, 2008, 1,088,882 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $736 and $489 of compensation expense (included in selling, general and administrative expenses) in the quarters ended March 29, 2008 and March 31, 2007, respectively, related to stock options. The associated tax benefits recorded were $283 and $188, respectively.

  Fair Value

        On December 30, 2007, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), "Effective Date of FASB Statement 157." FSP 157-2 delayed for one year the applicability of SFAS 157's fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.

        SFAS 157 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

  •
  Level 1: Quoted market prices in active markets for identical assets or liabilities.

  •
  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

  •
  Level 3: Unobservable inputs that are not corroborated by market data.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

deferred compensation at any time. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value March 29, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$13,447	$13,447	$—	$—
Liabilities:
Trading Securities	$13,460	$13,460	$—	$—

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with the business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective at the beginning of the Company's 2009 fiscal year on a prospective basis. The Company is currently assessing the effect of this Statement on its consolidated financial statements.

        In December 2007, the FASB issued Statement 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. This Statement amended the accounting and reporting for noncontrolling interests in a consolidated subsidiary and for the deconsolidation of a subsidiary. Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. This Statement is effective at the beginning of the Company's 2009 fiscal year. The Company is currently assessing the effect of this Statement on its consolidated financial statements.

2. Acquisitions

        In January 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania, for approximately $57,904, including transaction costs. In addition, $96 of interest-bearing debt was assumed as part of the acquisition. The Company recorded $26,964, of goodwill as part of the preliminary purchase price allocation and assigned the goodwill to the Utility Support Structures segment. The Company financed the acquisition with cash balances and approximately $7.5 million of borrowings through its revolving credit agreement. The Company acquired Penn Summit to expand its geographic presence in the United States for steel utility support structures.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

        In February 2008, the Company acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia, for $31.4 million Canadian dollars ($31,472 U.S. dollars). In addition, $6,304 of interest-bearing debt was assumed as part of the acquisition. The purchase price was financed through the Company's revolving credit agreement. The Company recorded $19,438 of goodwill as part of the preliminary purchase price allocation and assigned the goodwill to the Engineered Support Structures segment. The Company acquired West Coast to expand its geographic presence in Canada and the United States for lighting and transportation structures.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

	Penn Summit	West Coast
Current Assets	$12,167	$12,794
Property, plant and equipment	4,995	10,112
Intangible assets	17,980	9,786
Goodwill	26,964	19,438

Total assets acquired	$62,106	$52,130

Current liabilities	4,106	7,765
Deferred income taxes	—	3,364
Long-term debt	96	6,304
Minority Interest	—	3,225

Total liabilities assumed	4,202	20,658

Net assets acquired	$57,904	$31,472

        The purchase price allocations on the West Coast and Penn Summit acquisitions were not finalized in the first quarter of 2008, as the fair value determinations on the assets acquired was still in process. The Company expects to finalize the purchase price allocations in the second quarter of 2008.

        On April 26, 2007, the Company acquired 70% of the outstanding shares of Tehomet Oy (Tehomet), a Finnish manufacturer of lighting poles. Tehomet's operations are included in the Company's condensed consolidated financial statement since the acquisition date.

        The Company's proforma results of operations for the thirteen weeks ended March 31, 2007, assuming that the transaction occurred at the beginning of the periods presented are as follows:

Thirteen Weeks Ended March 31, 2007
Net sales	$361,481
Net income	18,581
Earnings per share—diluted	$0.72

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of 2007. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired.

  Amortized Intangible Assets

        The components of amortized intangible assets at March 29, 2008 and December 29, 2007 were as follows:

	As of March 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$71,854	$15,056	15 years
Proprietary Software & Database	2,609	2,192	6 years
Patents & Proprietary Technology	2,839	765	14 years
Non-compete Agreements	1,525	340	6 years

	$78,827	$18,353

	As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,459	$13,819	16 years
Proprietary Software & Database	2,609	2,158	6 years
Patents & Proprietary Technology	2,839	715	14 years
Non-compete Agreements	1,007	285	7 years

	$57,914	$16,977

        Amortization expense for intangible assets during the first quarter of 2008 and 2007 was $1,385 and $830, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2008	$5,613
2009	5,582
2010	5,551
2011	5,454
2012	5,414

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

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 29, 2008 and December 29, 2007 were as follows:

	March 29, 2008	December 29, 2007	Year Acquired
PiRod	$4,750	$4,750	2001
Newmark	11,111	11,111	2004
Tehomet	1,590	1,373	2007
Feralux	176	172	2007
Penn Summit	4,658	—	2008
West Coast	2,293	—	2008

	$24,578	$17,406

        The PiRod and Newmark trade names were tested for impairment separately from goodwill in the third quarter of 2007. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 29, 2007.

        In its determination of these intangible assets as indefinite-lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to maintain the value of the intangible asset. The Company expects that these intangible assets will maintain their value indefinitely. Accordingly, these assets are not amortized.

  Goodwill

        The carrying amount of goodwill as of March 29, 2008 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 29, 2007	$28,570	$43,517	$42,192	$1,853	$—	$116,132
Acquisitions	19,438	26,964	—	—	—	46,402
Foreign currency translation	189	—	—	—	—	189

Balance March 29, 2008	$48,197	$70,481	$42,192	$1,853	$—	$162,723

        In January 2008, the Company acquired substantially all of the net operating assets of a steel utility pole manufacturer in Hazelton, Pennsylvania. This acquisition resulted in a $26,964 increase to

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

goodwill in the Utility Support Structure segment. In February 2008, the Company acquired 70% of the outstanding shares of a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia. This acquisition resulted in a $19,438 increase to goodwill in the Engineered Support Structures segment.

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 29, 2008	March 31, 2007
Interest	$1,805	$1,991
Income taxes	9,604	2,807

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 29, 2008:
Net earnings	$29,699	—	$29,699
Shares outstanding	25,692	532	26,224
Per share amount	$1.16	$(0.03)	$1.13
Thirteen weeks ended March 31, 2007:
Net earnings	$18,728	—	$18,728
Shares outstanding	25,429	541	25,970
Per share amount	$0.74	$(0.02)	$0.72

        At March 29, 2008 and March 31, 2007, there were no outstanding stock options with exercise prices exceeding the market price of common stock. Therefore, there were no shares contingently issuable upon exercise of stock options excluded from the computation of fully diluted earnings per share for the thirteen weeks ended March 29, 2008 and March 31, 2007.

6. Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of accumulated other

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Comprehensive Income (Continued)

comprehensive income. The Company's other comprehensive income for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, were as follows:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Net earnings	$29,699	$18,728
Currency translation adjustment	5,857	1,690

Total comprehensive income	$35,556	$20,418

7. Business Segments

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain service-related expenses that are allocated to business units generally based on employee headcounts and sales dollars.

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

        In addition to these four reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include the manufacture of tubular products and the distribution of industrial fasteners, are reported in the "Other" category.

        In 2007, the Company determined that its Tubing business did not meet the quantitative thresholds as a reportable segment. Accordingly, the Tubing business and its financial results are included in "Other". Information related to the Tubing business for the first quarter of 2007 has been reclassified to conform to the first quarter of 2008 presentation.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$115,980	$100,603
Specialty	25,292	20,727
Utility	8,166	3,912

Engineered Support Structures segment	149,438	125,242
Utility Support Structures segment:
Steel	79,506	59,674
Concrete	21,664	20,807

Utility Support Structures segment	101,170	80,481
Coatings segment	35,128	33,639
Irrigation segment	130,778	92,917
Other	25,449	31,510

Total	441,963	363,789
INTERSEGMENT SALES:
Engineered Support Structures	5,987	9,352
Utility Support Structures	681	233
Coatings	7,681	7,309
Irrigation	9	18
Other	5,319	6,195

Total	19,677	23,107
NET SALES:
Engineered Support Structures segment	143,451	115,890
Utility Support Structures segment	100,489	80,248
Coatings segment	27,447	26,330
Irrigation segment	130,769	92,899
Other	20,130	25,315

Total	$422,286	$340,682

OPERATING INCOME (LOSS):
Engineered Support Structures segment	$10,082	$8,680
Utility Support Structures segment	14,673	9,551
Coatings segment	6,546	5,204
Irrigation segment	22,395	12,245
Other	4,412	4,543
Net corporate expense	(7,642)	(6,809)

Total	$50,466	$33,414

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 29, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$251,707	$79,739	$116,414	$(25,574)	$422,286
Cost of Sales	183,422	62,655	86,541	(26,140)	306,478

Gross Profit	68,285	17,084	29,873	566	115,808
Selling, general and administrative expenses	35,544	11,116	18,682	—	65,342

Operating income	32,741	5,968	11,191	566	50,466

Other income (expenses):
Interest expense	(3,878)	(6)	(590)	—	(4,474)
Interest income	80	12	529	—	621
Miscellaneous	(907)	47	(483)	—	(1,343)

	(4,705)	53	(544)	—	(5,196)

Earnings before income taxes, minority interest and equity in equity in earnings/(losses) of nonconsolidated subsidiaries	28,036	6,021	10,647	566	45,270

Income tax expense (benefit):
Current	11,816	2,126	2,719	—	16,661
Deferred	(1,663)	62	(6)	—	(1,607)

	10,153	2,188	2,713	—	15,054

Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	17,883	3,833	7,934	566	30,216
Minority interest	—	—	(443)	—	(443)
Equity in earnings/(losses) of nonconsolidated subsidiaries	11,250	—	6	(11,330)	(74)

Net Earnings	$29,133	$3,833	$7,497	$(10,764)	$29,699

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$219,381	$55,898	$91,438	$(26,035)	$340,682
Cost of Sales	162,869	44,796	69,930	(25,680)	251,915

Gross Profit	56,512	11,102	21,508	(355)	88,767
Selling, general and administrative expenses	31,091	8,608	15,654	—	55,353

Operating income	25,421	2,494	5,854	(355)	33,414

Other income (expenses):
Interest expense	(3,988)	(2)	(466)	171	(4,285)
Interest income	166	204	431	(171)	630
Miscellaneous	(12)	16	(283)	—	(279)

	(3,834)	218	(318)	—	(3,934)

Earnings before income taxes,
minority interest and equity in
equity in earnings/(losses) of
nonconsolidated subsidiaries	21,587	2,712	5,536	(355)	29,480

Income tax expense (benefit):
Current	6,699	1,134	1,219	—	9,052
Deferred	1,283	(213)	188	—	1,258

	7,982	921	1,407	—	10,310

Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	13,605	1,791	4,129	(355)	19,170
Minority interest	—	—	(212)	—	(212)
Equity in earnings/(losses) of nonconsolidated subsidiaries	5,478	—	(88)	(5,620)	(230)

Net Earnings	$19,083	$1,791	$3,829	$(5,975)	$18,728

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 29, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,629	$821	$41,578	$—	$67,028
Receivables, net	114,074	40,797	127,492	—	282,363
Inventories	95,282	49,290	94,786	—	239,358
Prepaid expenses	4,166	795	13,699	—	18,660
Refundable and deferred income taxes	15,127	3,351	5,844	—	24,322

Total current assets	253,278	95,054	283,399	—	631,731

Property, plant and equipment, at cost	363,974	85,507	159,840	—	609,321
Less accumulated depreciation and amortization	235,543	35,796	86,712	—	358,051

Net property, plant and equipment	128,431	49,711	73,128	—	251,270

Goodwill	20,108	104,983	37,632	—	162,723
Other intangible assets	657	62,788	21,067	—	85,052
Investment in subsidiaries and intercompany accounts	508,187	38,224	(45,512)	(500,899)	—
Other assets	18,894	—	5,532	—	24,426

Total assets	$929,555	$350,760	$375,786	$(500,899)	$1,155,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$21,684	$78	$4,192	$—	$25,954
Notes payable to banks	—	—	17,335	—	17,335
Accounts payable	63,438	13,270	65,422	—	142,130
Accrued employee compensation & benefits	29,535	4,163	14,624	—	48,322
Accrued expenses	22,892	3,444	23,375	—	49,711
Dividends payable	2,730	—	—	—	2,730

Total current liabilities	140,279	20,955	124,948	—	286,182

Deferred income taxes	10,623	20,840	7,668	—	39,131
Long-term debt, excluding current installments	229,150	38	14,563	—	243,751
Other noncurrent liabilities	21,803	—	3,179	—	24,982
Minority interest in consolidated subsidiaries	—	—	13,924	—	13,924
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,493	(17,741)	27,900
Additional paid-in capital	—	159,082	98,102	(257,184)	—
Retained earnings	529,542	112,744	109,909	(225,974)	526,221
Accumulated other comprehensive income	—	22,853	—	—	22,853
Treasury stock	(29,742)	—	—	—	(29,742)

Total shareholders' equity	527,700	308,927	211,504	(500,899)	547,232

Total liabilities and shareholders' equity	$929,555	$350,760	$375,786	$(500,899)	$1,155,202

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$58,344	$464	$47,724	$—	$106,532
Receivables, net	101,637	34,141	118,694	—	254,472
Inventories	87,887	50,248	81,858	—	219,993
Prepaid expenses	4,636	474	12,624	—	17,734
Refundable and deferred income taxes	13,407	3,351	6,108	—	22,866

Total current assets	265,911	88,678	267,008	—	621,597

Property, plant and equipment, at cost	359,003	79,631	143,381	—	582,015
Less accumulated depreciation and
amortization	231,838	34,535	82,958	—	349,331

Net property, plant and equipment	127,165	45,096	60,423	—	232,684

Goodwill	20,108	73,375	22,649	—	116,132
Other intangible assets	670	50,533	7,140	—	58,343
Investment in subsidiaries and
intercompany accounts	409,892	66,674	(18,986)	(457,580)	—
Other assets	19,137	—	4,720	—	23,857

Total assets	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$20,183	$32	$2,295	$—	$22,510
Notes payable to banks	—	—	15,005	—	15,005
Accounts payable	47,570	13,307	67,722	—	128,599
Accrued expenses	60,066	7,991	34,141	—	102,198
Dividends payable	2,724	—	—	—	2,724

Total current liabilities	130,543	21,330	119,163	—	271,036

Deferred income taxes	10,566	20,778	4,203	—	35,547
Long-term debt, excluding current installments	185,274	6	15,458	—	200,738
Other noncurrent liabilities	20,504	—	3,802	—	24,306
Minority interest in consolidated subsidiaries	—	—	10,373	—	10,373
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	498,767	108,911	102,412	(213,702)	496,388
Accumulated other comprehensive income	—	—	16,996	—	16,996
Treasury stock	(30,671)	—	—	—	(30,671)

Total shareholders' equity	495,996	282,242	189,955	(457,580)	510,613

Total liabilities and shareholders' equity	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 29, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$29,133	$3,833	$7,497	$(10,764)	$29,699
Adjustments to reconcile net earnings to
net cash flow from operations:
Depreciation	4,295	2,591	2,635	—	9,521
Stock-based compensation	1,399	—	—	—	1,399
Loss on sales of property, plant and equipment	21	30	(266)	—	(215)
Equity in losses of					—
nonconsolidated subsidiaries	80	—	(6)	—	74
Minority interest	—	—	443	—	443
Deferred income taxes	(1,663)	61	(5)	—	(1,607)
Other adjustments	—	—	(118)	—	(118)
Changes in assets and liabilities:					—
Receivables	(12,438)	961	(1,153)	—	(12,630)
Inventories	(7,395)	5,398	(7,206)	—	(9,203)
Prepaid expenses	470	(210)	(198)	—	62
Accounts payable	7,725	(3,123)	(5,511)	—	(909)
Accrued expenses	(7,264)	(1,404)	531	—	(8,137)
Other noncurrent liabilities	(1,883)	—	241	—	(1,642)
Income taxes payable/refundable	8,142	—	1,029	—	9,171

Net cash flows from operations	20,622	8,137	(2,087)	(10,764)	15,908

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,446)	(1,176)	(4,250)	—	(10,872)
Proceeds from sale of property and equipment	88	15	1,940	—	2,043
Acquisitions, net of cash acquired	—	(57,904)	(31,472)	—	(89,376)
Dividends to minority interests	—	—	—	—	—
Other, net	(93,656)	51,304	30,842	10,764	(746)

Net cash flows from investing activities	(99,014)	(7,761)	(2,940)	10,764	(98,951)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(504)	—	(504)
Proceeds from long-term borrowings	50,000	(11)	841	—	50,830
Principal payments on long-term obligations	(4,624)	(8)	(1,812)	—	(6,444)
Dividends paid	(2,724)	—	—	—	(2,724)
Proceeds from exercises under stock plans	1,580	—	—	—	1,580
Excess tax benefits from stock option exercises	1,029	—	—	—	1,029
Purchase of common treasury shares	(584)	—	—	—	(584)

Net cash flows from financing activities	44,677	(19)	(1,475)	—	43,183

Effect of exchange rate changes on
cash and cash equivalents	—	—	356	—	356

Net change in cash and cash equivalents	(33,715)	357	(6,146)	—	(39,504)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$24,629	$821	$41,578	$—	$67,028

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$19,083	$1,791	$3,829	$(5,975)	$18,728
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	4,558	2,189	1,783	—	8,530
Stock-based compensation	892	—	—	—	892
Loss on sales of property, plant and equipment	9	14	34	—	57
Equity in losses of nonconsolidated subsidiaries	142	—	88	—	230
Minority interest	—	—	212	—	212
Deferred income taxes	1,284	(214)	188	—	1,258
Other adjustments	—	—	(22)	—	(22)
Changes in assets and liabilities:					—
Receivables	(18,482)	2,605	360	7	(15,510)
Inventories	(4,702)	(7,072)	(4,187)	—	(15,961)
Prepaid expenses	(211)	(138)	(6,486)	—	(6,835)
Accounts payable	9,162	(1,109)	(1,262)	—	6,791
Accrued expenses	(5,436)	(1,690)	(1,233)	(7)	(8,366)
Other noncurrent liabilities	(10)	—	135	—	125
Income taxes payable/refundable	5,110	—	198	—	5,308

Net cash flows from operations	11,399	(3,624)	(6,363)	(5,975)	(4,563)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,863)	(2,010)	(2,619)	—	(12,492)
Proceeds from sale of property and equipment	4	—	92	—	96
Dividends to minority interests	—	—	(692)	—	(692)
Other, net	(15,680)	3,972	4,882	5,975	(851)

Net cash flows from investing activities	(23,539)	1,962	1,663	5,975	(13,939)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	581	—	581
Proceeds from long-term borrowings	—	—	103	—	103
Principal payments on long-term obligations	(3,162)	(7)	(10)	—	(3,179)
Dividends paid	(2,437)	—	—	—	(2,437)
Proceeds from exercises under stock plans	1,443	—	—	—	1,443
Excess tax benefits from stock option exercises	1,076	—	—	—	1,076
Purchase of common treasury shares	(647)	—	—	—	(647)

Net cash flows from financing activities	(3,727)	(7)	674	—	(3,060)

Effect of exchange rate changes on cash and cash equivalents	—	—	367	—	367

Net change in cash and cash equivalents	(15,867)	(1,669)	(3,659)	—	(21,195)
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504

Cash and cash equivalents—end of period	$9,571	$1,293	$31,445	$—	$42,309

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

        This discussion should be read in conjunction with the financial statements and the notes thereto, and the management's discussion and analysis, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007. We aggregate our businesses into four reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007	% Increase (Decrease)
Consolidated
Net sales	$422,286	$340,682	24.0%
Gross profit	115,808	88,767	30.5%
as a percent of sales	27.4%	26.1%
SG&A expense	65,342	55,353	18.0%
as a percent of sales	15.5%	16.2%
Operating income	50,466	33,414	51.0%
as a percent of sales	12.0%	9.8%
Net interest expense	3,853	3,655	5.4%
Effective tax rate	33.3%	35.0%
Net earnings	29,699	18,728	58.6%
Earnings per share—diluted	$1.13	$0.72	56.9%
Engineered Support Structures segment
Net sales	$143,451	$115,890	23.8%
Gross profit	37,591	31,687	18.6%
SG&A expense	27,509	23,007	19.6%
Operating income	10,082	8,680	16.2%
Utility Support Structures segment
Net sales	$100,489	$80,248	25.2%
Gross profit	26,600	18,439	44.3%
SG&A expense	11,927	8,888	34.2%
Operating income	14,673	9,551	53.6%
Coatings segment
Net sales	$27,447	$26,330	4.2%
Gross profit	9,932	7,818	27.0%
SG&A expense	3,386	2,614	29.5%
Operating income	6,546	5,204	25.8%
Irrigation segment
Net sales	$130,769	$92,899	40.8%
Gross profit	35,143	22,748	54.5%
SG&A expense	12,748	10,503	21.4%
Operating income	22,395	12,245	82.9%
Other
Net sales	$20,130	$25,315	-20.5%
Gross profit	6,493	7,790	-16.6%
SG&A expense	2,081	3,247	-35.9%
Operating income	4,412	4,543	-2.9%
Net Corporate expense
Gross profit	$49	$285	-82.8%
SG&A expense	7,691	7,094	8.4%
Operating loss	(7,642)	(6,809)	12.2%

  Overview

        The sales increase in the first quarter of fiscal 2008, as compared with 2007, was due to improved sales volumes in all reportable segments, increased selling prices to recover higher raw material costs, the impact of acquisitions completed after the close of the first quarter of 2007 and the effects of currency translation. The most significant sales volume increase occurred in the Irrigation segment, due to strong conditions in the global agricultural economy. We acquired three businesses after the first quarter of 2007, which recorded an aggregate of $18.5 million in sales in the first quarter of 2008. These acquired businesses were as follows:

  •
  Tehomet Oy (Tehomet), a manufacturer of lighting structures located in Finland and Estonia that we acquired in April 2007;

  •
  Penn Summit Tubular LLC (Penn Summit), a manufacturer of steel utility and wireless communication structures located in Hazelton, Pennsylvania that we acquired in January 2008, and;

  •
  West Coast Engineering Group, Ltd. (West Coast), a manufacturer of steel lighting and wireless communication structures located in Canada and the U.S. that we acquired in February 2008.

        Tehomet and West Coast are included in the ESS segment and Penn Summit is in the Utility Support Structures segment. In the first quarter of 2008, we realized approximately $9.0 million of increased sales related to the financial statement translation of our international operations into U.S. dollars. As foreign currencies such as the Euro and the Brazilian real have strengthened in relation to the U.S. dollar in 2008, as compared with 2007, our sales denominated in those currencies translate to a higher amount of U.S. dollars.

        The increase in gross profit margin (gross profit as a percent of sales) in the first quarter of 2008 over the same period in 2007 was due to improved sales volumes and the related operational leverage of fixed manufacturing costs. Gross profit was also positively affected in 2008 by improved sales pricing, foreign currency translation effects (approximately $2.5 million) and our acquisitions of Tehomet, West Coast and Penn Summit (approximately $2.7 million).

        Selling, general and administrative (SG&A) spending increased mainly as a result of higher salary and benefit costs required to support the increased sales activity (approximately $2.6 million), increased employee incentives associated with the improvement in operating performance ($2.0 million), the effect of our acquisitions (approximately $2.5 million) and foreign currency translation (approximately $1.5 million). These increases in SG&A expenses were offset to an extent by lower group medical expenses in 2008, as compared with 2007 (approximately $1.1 million) and decreased deferred compensation expense related to the investment performance in the marketable securities underlying the deferred compensation plan (approximately $1.0 million). We recorded the investment losses in these securities as "Other Expense" in our condensed consolidated statement of operations for the thirteen weeks ended March 29, 2008.

        All reportable segments contributed to the improved operating income in the first quarter of 2008, as compared with 2007. The Irrigation and Utility Support Structures segments achieved the largest increases in operating profit.

        The increase in net interest expense in the first quarter of 2008, as compared with the same period of 2007, was due to higher average borrowing levels in 2008, offset somewhat by lower interest rates on our variable rate debt. "Miscellaneous" expense was higher in 2008, as compared with 2007, mainly due to $1.0 million in investment losses in assets related to our deferred compensation plan. We recorded the related reduction in the deferred compensation liability as a reduction in SG&A expense in 2008. The impact of the investment returns on these assets on our financial statements was not significant in the first quarter of 2007.

        The decrease in the effective income tax rate in the first quarter of 2008, as compared with the same period in 2007, was mainly due to lower overall income tax rates on our foreign earnings. Our cash flows provided by operations was $15.9 million in the first quarter of 2008, as compared with $4.6 million used by operations in the first quarter of 2007. Improved net earnings and a smaller increase working capital in 2008, as compared with 2007, were the main reasons for the improved operating cash flow in 2008.

  Engineered Support Structures (ESS) segment

        The improvement in ESS segment sales in the first quarter of 2008, as compared with 2007, was mainly due to increased sales prices, the West Coast and Tehomet acquisitions (approximately $8.4 million) and foreign currency translation effects (approximately $7.0 million). In North America, lighting and traffic structure sales were higher than 2007 levels due to a combination of increased volume and sales price increases. Net sales in the transportation market channel improved in 2008, as compared with 2007, due mainly to increased spending funded through the federal highway program. In the commercial market channel, sales improved through expanded relationships with lighting fixture manufacturers and expansion into new markets, such as lighting structures for decorative applications. These increases in North America were essentially offset by lower special project and intercompany utility sales in 2008, as compared with 2007. In Europe, lighting sales in local currency terms in 2008 were comparable with 2007.

        Sales of Specialty Structures products in the first quarter of 2008 increased as compared with the same period in 2007. In North America, market conditions for sales of structures and components for the wireless communication market in 2008 were comparable to 2007, but sales were higher due mainly to improved sales prices. Sales of wireless communication poles in China were stronger in the first quarter of 2008 as compared with 2007, due to continued strong demand from the Chinese wireless carriers as they continue the development of their wireless networks. China's sales also improved due to increased demand for utility structures in the first quarter of 2008, as compared with 2007.

        The increase in the operating income of the ESS segment in the first quarter of 2008 as compared with the same period in 2007 was due to improvement in North American operations. In particular, operating income improved due to the combining of certain North American specialty structures facilities in late 2007. The operating income of international operations was comparable with 2007, as we did not completely recover rapidly rising raw material prices in China through higher sales prices, which offset much of the effect of higher sales on operating income. For the segment, the main reasons for the increase in SG&A expense in the first quarter of 2008 as compared with the same period in 2007 were increased salary and employee benefit costs ($1.0 million), foreign currency translation effects ($1.3 million) and the West Coast and Tehomet acquisitions ($1.2 million).

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increase in the first quarter of 2008 as compared with the first quarter of 2007 was due to the Penn Summit acquisition ($10.1 million), improved demand for steel transmission, substation and distribution pole structures and higher average sales prices. The improved operating earnings for this segment as compared with 2007 related to the improved sales levels, improved operating leverage associated with higher sales volumes and a more favorable sales mix than the first quarter of 2007. The increase in SG&A spending was mainly due to the Penn Summit acquisition ($2.1 million) and higher salary and employee benefit costs ($0.5 million) to support the higher sales volumes.

  Coatings segment

        The increase in Coatings segment sales in the first quarter of 2008 as compared with the first quarter of 2007 was predominantly due to increased sales volumes due to stronger demand from both internal and external customers, offset to a degree by slightly lower selling prices due to lower per pound zinc costs in 2008, as compared with 2007. The increase in operating income in the first quarter of 2008, as compared with the first quarter of 2007, resulted from improved factory performance, sales volume increases and lower zinc costs in 2008. The increase in SG&A spending in the first quarter of 2008, as compared with the first quarter of 2007 was related to higher employee incentives associated with improved operating income and increased professional fees related to ongoing business growth initiatives.

  Irrigation segment

        The sales increase in the Irrigation segment for the first quarter of 2008, as compared with the same period in 2007, was mainly due to higher sales volumes in both domestic and international markets. A very strong global agricultural economy driven by high farm commodity prices resulted in improved demand for irrigation machines and related service parts in all major markets around the world. In North America, average selling prices likewise were higher than last year, in response to increasing raw material prices. On a regional basis, international sales in the first quarter of 2008 were up in all major markets, as compared with the first quarter of 2007 and were further enhanced by increased sales in emerging Asian markets.

        Operating income for the first quarter of 2008 increased over the same period in 2007 due to the increase in sales volume, margin expansion through a more favorable pricing environment in 2008 and operating leverage achieved as a result of the higher sales and production levels. The most significant factors related to the increase in SG&A spending in 2008, as compared with 2007, were higher incentive expense accruals related to increased operating income this year ($1.0 million) and larger salary and employee benefits costs of approximately $0.7 million.

  Other

        This mainly includes our tubing, industrial fastener and machine tool operations. The decrease in sales in the first quarter of 2008, as compared with the same period in 2007 mainly related to the sale of the machine tool accessories business in early 2008 and the closure of a small tubing facility in late 2007. The impact of these actions on our operating income was not significant.

  Net corporate expense

        The increase in net corporate expense in the first quarter of 2008 as compared with the first quarter of 2007 was due to increased employee incentive accruals related to the improvement in net earnings in 2008 (approximately $1.2 million) and higher professional fees expenses associated with various operational and consulting activities ($0.6 million). These increases were offset to a degree by reduced deferred compensation liabilities related to investment losses in the assets of the deferred compensation plan of approximately $1.0 million. The investment losses were recorded in "Other expense" in our condensed consolidated statement of earnings for the thirteen-week period ended March 29, 2008.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $345.5 million at March 29, 2008, as compared with $350.6 million at December 29, 2007. The ratio of current assets to current liabilities was 2.21:1 at March 29, 2008, as compared with 2.29:1 at December 29, 2007. Operating cash flow was $15.9 million for the thirteen week period ended March 29, 2008, as compared with a net outflow of $4.6 million for the same period in 2007. The improved operating cash flow in 2008 was the result of higher net earnings and improved working capital management, as compared with 2007.

        Investing Cash Flows—Capital spending during the thirteen weeks ended March 29, 2008 was $10.9 million, as compared with $12.5 million for the same period in 2007. We expect our capital spending for the 2008 fiscal year to be between $60 million and $70 million. Investing cash flows in 2008 also reflected the aggregate of $89.4 million of cash paid for the West Coast and Penn Summit acquisitions that were completed this year.

        Financing Cash Flows—Our total interest-bearing debt increased from $238.3 million as of December 29, 2007 to $287.0 million as of March 29, 2008. The increase in borrowings in the first quarter of 2008 was predominantly associated with the debt that we incurred to fund the Penn Summit and West Coast acquisitions (approximately $39 million) and approximately $6.4 million of debt that we assumed as part of the West Coast and Penn Summit acquisitions. We funded the Penn Summit acquisition in part through approximately $50 million of our cash balances.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 29, 2008, our long-term debt to invested capital ratio was 29.7%, as compared with 27.3% at December 29, 2007. Our long-term debt may exceed 40% invested capital from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2008.

        Our debt financing at March 29, 2008 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $22.7 million, $9.6 million of which was unused at March 29, 2008. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

  •
  $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At March 29, 2008, we had outstanding balances under the revolving credit agreement totaling $61.2 million. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At March 29, 2008, we had the ability to borrow an additional $79.7 million under this facility. The effective interest rate on borrowings outstanding under this agreement at March 29, 2008 was 3.841% per annum.

  •
  Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $32.8 million at March 29, 2008. This loan requires quarterly principal payments through May 2009. The future principal payments due in 2008 and 2009 in millions are $20.9 and $11.9, respectively. The effective interest rate on this loan was 3.875% per annum at March 29, 2008.

        Under these debt agreements, we are required to maintain certain coverage ratios and may limit us with respect to certain business activities. At March 29, 2008, we were in compliance with all covenants related to these debt agreements.

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described on page 37 in our Form 10-K for the year ended December 29, 2007.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 29, 2007.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the quarter ended March 29, 2008. We described these policies on pages 39-42 in our Form 10-K for fiscal year ended December 29, 2007.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 31, 2007. For additional information, refer to the section "Risk Management" on pages 38-39 in our Form 10-K for the fiscal year ended December 30, 2006.

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

        In the first quarter of fiscal 2008, the company implemented various process and information system enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in the Elkhart, Indiana operation that are reported as part of the Engineered Supports Structures segment. These process and information systems enhancements resulted in modifications to internal controls over sales, customer service, inventory management and accounts payable processes. There were no other changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 to January 26, 2008	—	—	—	—
January 27, 2008 to March 1, 2008	6,605	$80.29	—	—
March 2, 2008 to March 29, 2008	635	$84.58	—	—

Total	7,240	$80.66	—	—

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Valmont's annual meeting of stockholders was held on April 28, 2008. The stockholders elected two directors to serve three-year terms, approved the Valmont 2008 Stock Plan, approved the Valmont 2008 Executive Incentive Plan and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2008. For the annual meeting there were 25,981,044shares outstanding and eligible to vote of which 24,793,261were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld
Mogens C. Bay	24,568,978	224,283
Walter Scott Jr	24,561,424	231,837

        Proposal to approve the Valmont 2008 Stock Plan:

For	20,485,151
Against	1,579,503
Abstain	14,434
Broker non-vote	3,901,956

        Proposal to approve the Valmont 2008 Executive Incentive Plan:

For	21,927,171
Against	133,547
Abstain	18,370
Broker non-vote	3,901,956

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2008:

For	24,406,415
Against	379,139
Abstain	7,707
Broker non-vote	1,187,783

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
By:	/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

        Dated this 5th day of May, 2008.

QuickLinks

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART I. FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Thirteen Weeks Ended March 29, 2008
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Thirteen Weeks Ended March 31, 2007
CONDENSED CONSOLIDATED BALANCE SHEETS March 29, 2008
CONDENSED CONSOLIDATED BALANCE SHEETS December 29, 2007
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirteen Weeks Ended March 29, 2008
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirteen Weeks Ended March 31, 2007
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES