Form 10-Q
period 2008-06-28
VALMONT INDUSTRIES INC
filed 2008-08-01
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

26,135,718
Outstanding shares of common stock as of July 28, 2008

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007	3
	Condensed Consolidated Balance Sheets as of June 28, 2008 and December 29, 2007	4
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 28, 2008 and June 30, 2007	5
	Notes to Condensed Consolidated Financial Statements	6-23
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-32
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 4.	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$497,129	$402,257	$919,415	$742,939
Cost of sales	359,926	293,343	666,404	545,258

Gross profit	137,203	108,914	253,011	197,681
Selling, general and administrative expenses	73,833	64,362	139,175	119,715

Operating income	63,370	44,552	113,836	77,966

Other income (expenses):
Interest expense	(4,708)	(4,404)	(9,182)	(8,689)
Interest income	877	500	1,498	1,130
Miscellaneous	(515)	256	(1,858)	(23)

	(4,346)	(3,648)	(9,542)	(7,582)

Earnings before income taxes, minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	59,024	40,904	104,294	70,384

Income tax expense (benefit):
Current	24,875	13,299	41,536	22,351
Deferred	(4,327)	365	(5,934)	1,623

	20,548	13,664	35,602	23,974

Earnings before minority interest and equity in earnings (losses) of nonconsolidated subsidiaries	38,476	27,240	68,692	46,410
Minority interest	(1,243)	(443)	(1,686)	(655)
Equity in earnings (losses) of nonconsolidated subsidiaries	31	164	(43)	(66)

Net earnings	$37,264	$26,961	$66,963	$45,689

Earnings per share—Basic
Earnings per share—Basic	$1.44	$1.06	$2.60	$1.79

Earnings per share—Diluted
Earnings per share—Diluted	$1.41	$1.03	$2.55	$1.76

Cash dividends per share	$0.130	$0.105	$0.235	$0.200

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	25,823	25,497	25,763	25,459

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,377	26,107	26,306	26,018

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,835	$106,532
Receivables, net	306,887	254,472
Inventories	250,247	219,993
Prepaid expenses	25,764	17,734
Refundable and deferred income taxes	28,240	22,866

Total current assets	675,973	621,597

Property, plant and equipment, at cost	625,498	582,015
Less accumulated depreciation and amortization	366,114	349,331

Net property, plant and equipment	259,384	232,684

Goodwill	167,542	116,132
Other intangible assets, net	79,039	58,343
Other assets	24,154	23,857

Total assets	$1,206,092	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$61,820	$22,510
Notes payable to banks	20,588	15,005
Accounts payable	158,522	128,599
Accrued employee compensation and benefits	58,679	64,241
Accrued expenses	51,851	37,957
Dividends payable	3,397	2,724

Total current liabilities	354,857	271,036

Deferred income taxes	38,888	35,547
Long-term debt, excluding current installments	181,409	200,738
Other noncurrent liabilities	25,308	24,306
Minority interest in consolidated subsidiaries	14,962	10,373
Shareholders' equity:
Preferred stock of $1 par value Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	563,190	496,388
Accumulated other comprehensive income	27,478	16,996
Treasury stock	(27,900)	(30,671)

Total shareholders' equity	590,668	510,613

Total liabilities and shareholders' equity	$1,206,092	$1,052,613

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net earnings	$66,963	$45,689
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,115	16,987
Stock-based compensation	2,630	1,752
Loss/(gain) on sale of assets	(646)	777
Equity in losses in nonconsolidated subsidiaries	43	66
Minority interest	1,686	655
Deferred income taxes	(5,934)	1,623
Other adjustments	189	318
Payment of deferred compensation	(589)	(9,186)
Changes in assets and liabilities, net of business acquisitions:
Receivables	(34,839)	(32,095)
Inventories	(18,519)	(18,887)
Prepaid expenses	(6,270)	(3,169)
Accounts payable	21,510	(877)
Accrued expenses	4,048	3,434
Other noncurrent liabilities	(1,067)	1,150
Income taxes payable	1,151	(1,783)

Net cash flows from operating activities	49,471	6,454

Cash flows from investing activities:
Purchase of property, plant & equipment	(25,388)	(26,988)
Proceeds from sale of assets	3,058	9,349
Acquisitions, net of cash acquired	(90,225)	(12,336)
Dividends to minority interests	(184)	(692)
Other, net	(1,134)	(1 ,031)

Net cash flows from investing activities	(113,873)	(31,698)

Cash flows from financing activities:
Net borrowings under short-term agreements	2,749	2,950
Proceeds from long-term borrowings	50,895	14,051
Principal payments on long-term obligations	(32,985)	(6,786)
Dividends paid	(5,454)	(4,881)
Proceeds from exercises under stock plans	6,661	3,337
Excess tax benefits from stock option exercises	6,850	2,464
Purchase of common treasury shares—stock plan exercises	(7,744)	(2,970)

Net cash flows from financing activities	20,972	8,165

Effect of exchange rate changes on cash and cash equivalents	1,733	1,499

Net change in cash and cash equivalents	(41,697)	(15,580)
Cash and cash equivalents—beginning of year	106,532	63,504

Cash and cash equivalents—end of period	$64,835	$47,924

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 28, 2008, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 28, 2008 and June 30, 2007 and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 28, 2008 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2007. The results of operations for the periods ended June 28, 2008 are not necessarily indicative of the operating results for the full year.

  Inventories

        At June 28, 2008, approximately 47.6% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $58,600 and $35,800 at June 28, 2008 and December 29, 2007, respectively.

        Inventories consisted of the following:

	June 28, 2008	December 29, 2007
Raw materials and purchased parts	$168,709	$139,557
Work-in-process	20,203	21,481
Finished goods and manufactured goods	119,976	94,747

Subtotal	308,888	255,785
LIFO reserve	58,641	35,792

Net inventory	$250,247	$219,993

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Summary of Significant Accounting Policies (Continued)

stock. At June 28, 2008, 1,700,000 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $752 and $1,488 of compensation expense (included in selling, general and administrative expenses) for the thirteen and twenty-six weeks ended June 28, 2008, respectively, and $408 and $897 of compensation expense for the thirteen and twenty-six weeks ended June 30, 2007, respectively. The associated tax benefits recorded for the thirteen and twenty-six weeks ended June 28, 2008 were $288 and $572, respectively and $149 and $327 for the thirteen and twenty-six weeks ended June 30, 2007, respectively.

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

Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1.    Summary of Significant Accounting Policies (Continued)

securities in accordance with Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$13,206	$13,206	$—	$—
Liabilities:
Trading Securities	$13,210	$13,210	$—	$—

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective at the beginning of the Company's 2009 fiscal year on a prospective basis. The Company is currently assessing the effect of this Statement on its consolidated financial statements.

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

2.    Acquisitions

        In January 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania, for approximately $57,904, including transaction costs. In addition, the Company assumed $96 of interest-bearing debt as part of the acquisition. The Company recorded $31,440 of goodwill as part of the purchase price allocation and assigned the goodwill to the Utility Support Structures segment. The Company financed the acquisition with cash balances and approximately $7.5 million of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2.    Acquisitions (Continued)

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

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

	Penn Summit	West Coast
Current Assets	$12,167	$12,794
Property, plant and equipment	5,177	10,112
Intangible assets	13,322	9,786
Goodwill	31,440	19,438

Total assets acquired	$62,106	$52,130

Current liabilities	4,106	7,765
Deferred income taxes	—	3,364
Long-term debt	96	6,304
Minority Interest	—	3,225

Total liabilities assumed	4,202	20,658

Net assets acquired	$57,904	$31,472

        The purchase price allocation on the West Coast acquisition was not finalized in the second quarter of 2008, as the fair value determinations on the assets acquired and liabilities assumed was not complete. The Company expects to finalize the purchase price allocations in the third quarter of 2008.

        On April 26, 2007, the Company acquired 70% of the outstanding shares of Tehomet Oy (Tehomet), a Finnish manufacturer of lighting poles. Tehomet's operations are included in the Company's condensed consolidated financial statement since the acquisition date. In June 2008, the Company acquired the remaining 30% of the outstanding shares of a North American Irrigation dealership from its minority shareholder for $848.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2.    Acquisitions (Continued)

        The Company's proforma results of operations for the twenty-six weeks ended June 30, 2007, assuming that the transaction occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended June 30, 2007	Twenty-six Weeks Ended June 30, 2007
Net sales	$423,735	$786,860
Net income	27,151	45,581
Earnings per share—diluted	$1.04	$1.75

        Subsequent to June 28, 2008, the Company acquired substantially all the operating assets of Site Pro 1, Inc., (Site Pro) a wireless communication components company headquartered in Long Island, New York. The purchase price for the assets was $22.0 million. The Company financed the acquisition through borrowings against its revolving credit agreement. Site Pro will be reported as part of the ESS segment. The Company acquired Site Pro to expand its distribution network and capabilities in the wireless communication components market.

3.    Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of 2007. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired.

  Amortized Intangible Assets

        The components of amortized intangible assets at June 28, 2008 and December 29, 2007 were as follows:

	As of June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$71,572	$15,918	15 years
Proprietary Software & Database	2,609	2,226	6 years
Patents & Proprietary Technology	2,839	815	14 years
Non-compete Agreements	1,514	352	6 years

	$78,534	$19,311

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3.    Goodwill and Intangible Assets (Continued)

	As of December 39, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,459	$13,819	16 years
Proprietary Software & Database	2,609	2,158	6 years
Patents & Proprietary Technology	2,839	715	14 years
Non-compete Agreements	1,007	285	7 years

	$57,914	$16,977

        Amortization expense for intangible assets for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $1,447 and $853, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 28, 2008 and June 30, 2007 was $2,832 and $1,683, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2008	$5,613
2009	5,610
2010	5,610
2011	5,610
2012	5,610

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 28, 2008 and December 29, 2007 were as follows:

	June 28, 2008	December 29, 2007	Year Acquired
PiRod	$4,750	$4,750	2001
Newmark	11,111	11,111	2004
Tehomet	1,473	1,373	2007
Feralux	173	172	2007
West Coast	2,309	—	2008

	$19,816	$17,406

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

  Goodwill

        The carrying amount of goodwill as of June 28, 2008 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 29, 2007	$28,570	$43,517	$42,192	$1,853	$116,132
Acquisitions	19,438	31,440	—	202	51,080
Foreign currency translation	330	—	—	—	330

Balance June 28, 2008	$48,338	$74,957	$42,192	$2,055	$167,542

        In January 2008, the Company acquired substantially all of the net operating assets of a steel utility pole manufacturer in Hazelton, Pennsylvania. This acquisition increased the goodwill in the Utility Support Structures segment by $31,440. In February 2008, the Company acquired 70% of the outstanding shares of a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia. This acquisition increased the goodwill in the Engineered Support Structures segment by $19,438. In June 2008, the Company acquired the minority owner's shares in a North American irrigation dealership, resulting in a $202 increase of goodwill in the Irrigation segment.

4.    Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 28, 2008	June 30, 2007
Interest	$9,572	$8,950
Income Taxes	38,742	21,251

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5.    Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 28, 2008:
Net earnings	$37,264	—	$37,264
Shares outstanding	25,823	554	26,377
Per share amount	$1.44	(.03)	$1.41
Thirteen weeks ended June 30, 2007:
Net earnings	$26,961	—	$26,961
Shares outstanding	25,497	610	26,107
Per share amount	$1.06	(.03)	$1.03
Twenty-six weeks ended June 28, 2008:
Net earnings	$66,963	—	$66,963
Shares outstanding	25,763	543	26,306
Per share amount	$2.60	(.05)	$2.55
Twenty-six weeks ended June 30, 2007:
Net earnings	$45,689	—	$45,689
Shares outstanding	25,459	559	26,018
Per share amount	$1.79	(.03)	$1.76

        At June 28, 2008 and June 30, 2007 there were no outstanding options with exercise prices exceeding the market prices of common stock. Accordingly, no option shares were excluded from the computations of diluted earnings per share for the periods presented.

6.    Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of accumulated other comprehensive income. The Company's other comprehensive income for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net earnings	$37,264	$26,961	$66,963	$45,689
Currency translation adjustment	4,631	2,967	10,482	4,657

Total comprehensive income	$41,895	$29,928	$77,445	$50,346

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

        In 2007, the Company determined that its Tubing business did not meet the quantitative thresholds as a reportable segment. Accordingly, the Tubing business and its financial results are included in "Other". The Company reclassified information related to the Tubing business for 2007 to conform to the 2008 presentation.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7.    Business Segments (Continued)

invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	July 30, 2007
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$146,769	$118,264	$262,749	$218,868
Specialty	34,276	36,704	59,568	57,431
Utility	9,914	5,620	18,080	9,532

Engineered Support Structures segment	190,959	160,588	340,397	285,831
Utility Support Structures segment
Steel	80,186	68,861	159,692	128,535
Concrete	21,116	20,788	42,780	41,595

Utility Support Structures segment	101,302	89,649	202,472	170,130
Coatings segment	37,200	35,390	72,328	69,029
Irrigation segment	159,667	107,562	290,445	200,479
Other	30,802	32,444	56,251	63,953

Total	519,930	425,634	961,893	789,422
Intersegment Sales:
Engineered Support Structures	6,813	8,421	12,800	17,774
Utility Support Structures	1,433	403	2,114	636
Coatings	7,181	8,282	14,862	15,591
Irrigation	4	29	13	47
Other	7,370	6,241	12,689	12,435

Total	22,801	23,376	42,478	46,483
Net Sales:
Engineered Support Structures	184,146	152,167	327,597	268,057
Utility Support Structures	99,869	89,246	200,358	169,494
Coatings	30,019	27,108	57,466	53,438
Irrigation	159,663	107,533	290,432	200,432
Other	23,432	26,203	43,562	51,518

Consolidated Net Sales	$497,129	$402,257	$919,415	$742,939

Operating Income(Loss):
Engineered Support Structures	$18,073	$16,743	$28,155	$25,423
Utility Support Structures	13,732	12,044	28,405	21,595
Coatings	9,085	5,896	15,631	11,100
Irrigation	28,019	16,657	50,414	28,902
Other	5,288	5,686	9,700	10,229
Net corporate expense	(10,827)	(12,474)	(18,469)	(19,283)

Total Operating Income	$63,370	$44,552	$113,836	$77,966

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$296,713	$83,181	$153,412	$(36,177)	$497,129
Cost of Sales	220,723	62,956	112,107	(35,860)	359,926

Gross profit	75,990	20,225	41,305	(317)	137,203
Selling, general and administrative expenses	40,229	11,949	21,655	—	73,833

Operating income	35,761	8,276	19,650	(317)	63,370

Other income (deductions):
Interest expense	(3,801)	(5)	(902)	—	(4,708)
Interest income	73	7	797	—	877
Miscellaneous	(114)	55	(456)	—	(515)

	(3,842)	57	(561)	—	(4,346)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	31,919	8,333	19,089	(317)	59,024

Income tax expense:
Current	15,754	2,658	6,462	—	24,874
Deferred	(3,629)	413	(1,110)	—	(4,326)

	12,125	3,071	5,352	—	20,548

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	19,794	5,262	13,737	(317)	38,476
Minority interest	—	—	(1,243)	—	(1,243)
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,787	—	33	(17,789)	31

Net earnings	$37,581	$5,262	$12,527	$(18,106)	$37,264

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$548,420	$162,920	$269,826	$(61,751)	$919,415
Cost of Sales	404,145	125,611	198,648	(62,000)	666,404

Gross profit	144,275	37,309	71,178	249	253,011
Selling, general and administrative expenses	75,773	23,065	40,337	—	139,175

Operating income	68,502	14,244	30,841	249	113,836

Other income (deductions):
Interest expense	(7,679)	(11)	(1,492)	—	(9,182)
Interest income	153	19	1,326	—	1,498
Miscellaneous	(1,021)	102	(939)	—	(1,858)

	(8,547)	110	(1,105)	—	(9,542)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	59,955	14,354	29,736	249	104,294

Income tax expense:
Current	27,571	4,784	9,181	—	41,536
Deferred	(5,293)	475	(1,116)	—	(5,934)

	22,278	5,259	8,065	—	35,602

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	37,677	9,095	21,671	249	68,692
Minority interest	—	—	(1,686)	—	(1,686)
Equity in earnings/(losses) of nonconsolidated subsidiaries	29,037	—	39	(29,119)	(43)

Net earnings	$66,714	$9,095	$20,024	$(28,870)	$66,963

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

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

8. Guarantor/ Non-Guarantor Financial Information (Continued)

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,603	$1,789	$46,443	$—	$64,835
Receivables, net	124,556	40,833	141,498	—	306,887
Inventories	88,067	53,083	109,097	—	250,247
Prepaid expenses	5,568	1,175	19,021	—	25,764
Refundable and deferred income taxes	18,026	3,354	6,860	—	28,240

Total current assets	252,820	100,234	322,919	—	675,973
Property, plant and equipment, at cost	372,722	85,136	167,640	—	625,498
Less accumulated depreciation and amortization	239,370	36,846	89,898	—	366,114

Net property, plant and equipment	133,352	48,290	77,742	—	259,384

Goodwill	20,108	104,815	42,619	—	167,542
Other intangible assets	643	61,694	16,702	—	79,039
Investment in subsidiaries and intercompany accounts	530,587	22,950	(30,007)	(523,530)	—
Other assets	18,419	—	5,735	—	24,154

Total assets	$955,929	$337,983	$435,710	$(523,530)	$1,206,092

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$60,147	$32	$1,641	$—	$61,820
Notes payable to banks	—	—	20,588	—	20,588
Accounts payable	63,172	16,242	79,108	—	158,522
Accrued expenses	59,621	9,098	41,811	—	110,530
Dividends payable	3,397	—	—	—	3,397

Total current liabilities	186,337	25,372	143,148	—	354,857
Deferred income taxes	9,890	21,259	7,739	—	38,888
Long-term debt, excluding current installments	166,884	16	14,509	—	181,409
Other noncurrent liabilities	21,682	—	3,323	303	25,308
Minority interest in consolidated subsidiaries	—	—	14,962	—	14,962
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,493	(17,741)	27,900
Additional paid-in capital	—	159,082	98,102	(257,184)	—
Retained earnings	571,136	118,006	122,956	(248,908)	563,190
Accumulated other comprehensive income	—	—	27,478	—	27,478
Treasury stock	(27,900)	—	—	—	(27,900)

Total shareholders' equity	571,136	291,336	252,029	(523,833)	590,668

Total liabilities and shareholders' equity	$955,929	$337,983	$435,710	$(523,530)	$1,206,092

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 29, 2007

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$66,714	$9,095	$20,024	$(28,870)	$66,963
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,421	5,235	5,459	—	19,115
Stock based compensation	2,630	—	—	—	2,630
(Gain)/ Loss on sale of property, plant and equipment	22	13	(681)	—	(646)
Equity in (earnings)/losses of nonconsolidated subsidiaries	82	—	(39)	—	43
Minority interest	328	—	1,358	—	1,686
Deferred income taxes	(5,293)	475	(1,116)	—	(5,934)
Other adjustments	—	—	189	—	189
Payment of deferred compensation	(589)	—	—	—	(589)
Changes in assets and liabilities:
Receivables	(22,921)	925	(12,843)	—	(34,839)
Inventories	(180)	1,605	(19,944)	—	(18,519)
Prepaid expenses	(932)	(591)	(4,747)	—	(6,270)
Accounts payable	14,967	(364)	6,907	—	21,510
Accrued expenses	(72)	299	3,821	—	4,048
Other noncurrent liabilities	(1,755)	—	688	—	(1,067)
Income taxes payable	634	—	517	—	1,151

Net cash flows from operating activities	62,056	16,692	(407)	(28,870)	49,471

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,306)	(1,155)	(9,927)	—	(25,388)
Acquisitions, net of cash acquired	(849)	(57,904)	(31,472)	—	(90,225)
Dividends to minority interest	—	—	(184)	—	(184)
Proceeds from sale of assets	678	51	2,329	—	3,058
Proceeds from minority interests	—	—	—	—	—
Other, net	(111,207)	43,727	37,476	28,870	(1,134)

Net cash flows from investing activities	(125,684)	(15,281)	(1,778)	28,870	(113,873)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,749	—	2,749
Proceeds from long-term borrowings	50,000	—	895	—	50,895
Principal payments on long-term obligations	(28,426)	(86)	(4,473)	—	(32,985)
Dividends paid	(5,454)	—	—	—	(5,454)
Proceeds from exercises under stock plans	6,661	—	—	—	6,661
Excess tax benefits from stock option exercises	6,850	—	—	—	6,850
Purchase of common treasury shares—stock plan exercises	(7,744)	—	—	—	(7,744)

Net cash flows from financing activities	21,887	(86)	(829)	—	20,972

Effect of exchange rate changes on cash and cash equivalents	—	—	1,733	—	1,733

Net change in cash and cash equivalents	(41,741)	1,325	(1,281)	—	(41,697)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$16,603	$1,789	$46,443	$—	$64,835

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/ Non-Guarantor Financial Information (Continued)

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$46,074	$4,289	$11,657	$(16,331)	$45,689
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,876	4,399	3,712	—	16,987
Stock based compensation	1,752	—	—	—	1,752
(Gain)/ Loss on sale of property, plant and equipment	20	666	91	—	777
Equity in (earnings)/losses of nonconsolidated subsidiaries	91	—	(25)	—	66
Minority interest	—	—	655	—	655
Deferred income taxes	2,056	(350)	(83)	—	1,623
Other adjustments	—	—	318	—	318
Payment of deferred compensation	(9,186)	—	—	—	(9,186)
Changes in assets and liabilities:
Receivables	(15,920)	625	(16,886)	86	(32,095)
Inventories	(11,976)	(406)	(6,537)	32	(18,887)
Prepaid expenses	(883)	(87)	(2,199)	—	(3,169)
Accounts payable	(1,981)	(1,642)	2,746	—	(877)
Accrued expenses	2,784	(735)	1,400	(15)	3,434
Other noncurrent liabilities	126	—	1,024	—	1,150
Income taxes payable	(1,767)	—	(16)	—	(1,783)

Net cash flows from operating activities	20,066	6,759	(4,143)	(16,228)	6,454

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,130)	(4,201)	(6,657)	—	(26,988)
Acquisitions, net of cash acquired	—	—	(12,336)	—	(12,336)
Dividends to minority interest	—	—	(692)	—	(692)
Proceeds from sale of assets	9,235	—	114	—	9,349
Proceeds from minority interests
Other, net	(29,776)	(4,025)	16,542	16,228	(1,031)

Net cash flows from investing activities	(36,671)	(8,226)	(3,029)	16,228	(31,698)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,950	—	2,950
Proceeds from long-term borrowings	11,991	—	2,060	—	14,051
Principal payments on long-term obligations	(6,752)	(14)	(20)	—	(6,786)
Dividends paid	(4,881)	—	—	—	(4,881)
Proceeds from exercises under stock plans	3,337	—	—	—	3,337
Excess tax benefits from stock option exercises	2,464	—	—	—	2,464
Purchase of common treasury shares—stock plan exercises	(2,970)	—	—	—	(2,970)

Net cash flows from financing activities	3,189	(14)	4,990	—	8,165

Effect of exchange rate changes on cash and cash equivalents	—	—	1,499	—	1,499

Net change in cash and cash equivalents	(13,416)	(1,481)	(683)	—	(15,580)
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504

Cash and cash equivalents—end of period	$12,022	$1,481	$34,421	$—	$47,924

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

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	% Incr. (Decr.)	June 28, 2008	June 30, 2007	% Incr. (Decr.)
Consolidated
Net sales	$497,129	$402,257	23.6%	$919,415	$742,939	23.8%
Gross profit	137,203	108,914	26.0%	253,011	197,681	28.0%
as a percent of sales	27.6%	27.1%		27.5%	26.6%
SG&A expense	73,833	64,362	14.7%	139,175	119,715	16.3%
as a percent of sales	14.9%	16.0%		15.1%	16.1%
Operating income	63,370	44,552	42.2%	113,836	77,966	46.0%
as a percent of sales	12.7%	11.1%		12.4%	10.5%
Net interest expense	3,831	3,904	(1.8)%	7,684	7,559	1.7%
Effective tax rate	34.8%	33.4%		34.1%	34.1%
Net earnings	37,264	26,961	38.2%	66,963	45,689	46.6%
Earnings per share—diluted	$1.41	$1.03	36.9%	$2.55	$1.76	44.0%
Engineered Support Structures segment
Net sales	$184,146	$152,167	21.0%	$327,597	$268,057	22.2%
Gross profit	48,254	41,858	15.3%	85,845	73,545	16.7%
SG&A expense	30,181	25,115	20.2%	57,690	48,122	19.9%
Operating income	18,073	16,743	7.9%	28,155	25,423	10.7%
Utility Support Structures segment
Net sales	$99,869	$89,246	11.9%	$200,358	$169,494	18.2%
Gross profit	26,980	21,374	26.2%	53,580	39,813	34.6%
SG&A expense	13,248	9,330	42.0%	25,175	18,218	38.2%
Operating income	13,732	12,044	14.0%	28,405	21,595	32.0%
Coatings segment
Net sales	$30,019	$27,108	10.7%	$57,466	$53,438	7.5%
Gross profit	12,409	8,527	45.5%	22,341	16,345	36.7%
SG&A expense	3,324	2,631	26.3%	6,710	5,245	27.9%
Operating income	9,085	5,896	54.1%	15,631	11,100	40.8%
Irrigation segment
Net sales	$159,663	$107,533	48.5%	$290,432	$200,432	44.9%
Gross profit	42,136	28,574	47.5%	77,279	51,322	50.6%
SG&A expense	14,117	11,917	18.5%	26,865	22,420	19.8%
Operating income	28,019	16,657	68.2%	50,414	28,902	74.4%
Other
Net sales	$23,432	$26,203	(10.6)%	$43,562	$51,518	(15.4)%
Gross profit	8,020	8,547	(6.2)%	14,513	16,337	(11.2)%
SG&A expense	2,732	2,861	(4.5)%	4,813	6,108	(21.2)%
Operating income	5,288	5,686	(7.0)%	9,700	10,229	(5.2)%
Net Corporate expense
Gross profit	$(598)	$34	NM	$(549)	$319	NM
SG&A expense	10,229	12,508	(18.2)%	17,920	19,602	(8.6)%
Operating income (loss)	(10,827)	(12,474)	13.2%	(18,469)	(19,283)	(4.2)%

NM = Not meaningful

  Overview

  General

        The sales increases for the thirteen and twenty-six week periods ended June 28, 2008, as compared with the same periods of 2007, were due to increased selling prices to recover higher raw material costs, acquisitions completed after March 31, 2007, currency translation effects and sales volume increases. The main sales unit volume increases were realized in the Irrigation and Coatings segments. Unit volumes in the Utility and Engineered Support Structures (ESS) segments for quarter and year-to-date periods ended June 28, 2008 were comparable with the same periods in 2007. In the aggregate, sales unit volume increased approximately 5% for the thirteen week period ended June 28, 2008, as compared with the same period in 2007. On a year-to-date basis, sales unit volumes in 2008 increased over 2007 by approximately 8%. Our costs for hot-rolled steel products escalated rapidly throughout 2008, resulting in higher costs for the items we manufacture. Where possible, we passed on these higher costs to our customers through sales price increases.

        The improvement in gross margin (gross profit as a percent of sales) for the thirteen and twenty-six week periods ended June 28, 2008, as compared with the same periods of 2007, resulted mainly from improved factory productivity, improved sales pricing and the operational improvements in the North America specialty structures operations. On a segment basis, the most significant gross margin improvement was in the Coatings division.

        The increases in selling, general and administrative (SG&A) expenses for the second quarter and year-to-date periods ended June 28, 2008, as compared with the same periods in 2007, mainly resulted from:

  •
  Increased salary and benefit costs to support the increase in sales activity (approximately $3.0 million and $5.6 million, respectively);

  •
  Net effect of acquisitions and divestitures (approximately $2.0 million and $4.4 million, respectively) completed after March 31, 2007;

  •
  Higher employee incentives related to improved operating performance (approximately $0.7 million and $2.7 million, respectively), and;

  •
  Currency translation effects (approximately $1.9 million and $3.4 million, respectively).

        These increases were somewhat offset by lower employee benefit costs (especially group medical expenses) for the second quarter and year-to-date periods ended June 28, 2008, as compared with the same periods in 2007 (approximately $1.3 million and $2.7 million, respectively) and decreased deferred compensation expense related to the investment performance of the marketable securities underlying the deferred compensation plan ($1.0 million for the twenty-six week period ended June 28, 2008). We recorded the investment losses in these securities as "Other Expense" in our condensed consolidated statement of operations for the twenty-six week period ended June 28, 2008. The impact of these investments on the condensed consolidated statement of operations for the thirteen weeks and twenty-six weeks ended June 28, 2008 and the thirteen and twenty-six weeks ended June 30, 2007 were not significant.

        All reportable segments contributed to the improved operating income in 2008 for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007. The most significant operating income improvements were realized in the Irrigation and Coatings segments.

        Net interest expense for the thirteen and twenty-six weeks ended June 28, 2008 were comparable with the same periods in 2007, as the effect of higher average borrowing levels in 2008 on interest expense were largely offset by lower interest rates on our variable rate debt in 2008, as compared with 2007.

        Our effective tax rate for the second quarter ended June 28, 2008 was slightly higher as compared with 2007, mainly due to slightly higher tax rates outside the United States. On a year-to-date basis, the effective income tax rate in 2008 was comparable with 2007.

        Our cash flows provided by operations were $49.5 million for the twenty-six weeks ended June 28, 2008, as compared with $6.5 million of cash provided by operations for the same period in 2007. The higher operating cash flows in 2008 principally resulted from increased earnings in 2008 and a lower increase in working capital required by the increased net sales realized in 2008, as compared with 2007.

  Acquisitions and Divestitures

        In fiscal 2007 and 2008, we acquired the following businesses:

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

        We report Tehomet and West Coast as part of the Engineered Support Structures (ESS) segment and Penn Summit as part of the Utility Support Structures segment. In addition, we divested of certain operations that were included as part of our "Other" businesses. These operations included our tubing operation in Waverly, Nebraska, which was closed in late 2007 and our French machine tool accessory operation, which was sold to a third party in January 2008.

        The aggregate net increases of our net sales associated with these events for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007 were approximately $17.7 million and $27.3 million, respectively. The operating income net increases for these periods over 2007 were approximately $3.4 million and $2.0 million, respectively.

  Foreign Currency Translation

        For the thirteen and twenty-six week periods ended June 28, 2008, we realized approximately $12.5 million and $21.5 million, respectively, of increased sales related to the financial statement translation of our international operations into U.S. dollars. These translation effects also resulted in an increase in operating income for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007 of approximately $1.6 million and $2.6 million, respectively.

        As foreign currencies such as the Euro and the Brazilian real have strengthened in relation to the U.S. dollar in 2008, as compared with 2007, our sales denominated in those currencies translated to a higher amount of U.S. dollars.

  Engineered Support Structures (ESS) segment

        For the second quarter and year-to-date periods ended June 28, 2008, as compared with the same periods in 2007, the sales increases were due to the increased sales prices to recover higher steel costs, currency translation impacts (approximately $10.2 million and $17.2 million, respectively) and the effect of the Tehomet and West Coast acquisitions (approximately $9.8 million and $18.3 million, respectively). Unit volumes in 2008 were comparable with 2007 on a quarterly and year-to-date basis. On a regional basis, sales unit volume increases in North America were essentially offset by lower unit sales in China.

        In North America, lighting and traffic structure sales in 2008 were higher than 2007, due to a combination of increased unit volume and sales price increases. In the transportation market channel, sales were higher in 2008, as compared with 2007, as highway spending funded through the U.S. and state programs was stronger than in 2007. Sales in the commercial market channel in 2008 were higher than 2007, due predominantly to sales price increases. Sales of lighting structures to electrical utilities in 2008 lagged 2007, due to the recent weakness in the residential housing market. In Europe, sales in local currency were higher in 2008, as compared with 2007 due mainly to sales price increases to recover higher steel costs and the Tehomet acquisition. Sales of lighting structures in China in 2008 were higher than 2007, on both a quarterly and year-to-date basis, mainly due to continued market expansion and increased sales efforts.

        Sales of Specialty Structures products decreased in 2008 as compared with 2007, on both a quarterly and year-to-date basis. In North America, structure sales in the wireless communication market in 2008 improved over 2007, while weakness in wireless communication components and highway sign sales resulted in lower sales in those product lines in 2008, as compared with 2007. Sales of wireless communication poles in China were down sharply in 2008 as compared with 2007, both on a quarterly and year-to-date basis. We believe a major contributing factor to the decrease in wireless communication structures sales was reorganization of the Chinese wireless communication industry, which is causing some delays in ordering patterns for structures.

        The increases in operating income of the ESS segment for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007, were mainly due to:

  •
  Improvement in the North American specialty structures operations (approximately $1.6 million and $4.4. million, respectively), including the impact of actions taken in late 2007 to consolidate sign structure manufacturing operations, and;

  •
  The West Coast and Tehomet acquisitions (approximately $1.8 million and $1.4 million, respectively).

        These improvements were offset somewhat by lower factory productivity in our North American lighting structures operations. International ESS operating income was comparable to 2007, as currency translation effects (approximately $1.1 million and $1.7 million, respectively) offset increased market development expenses and lower operating income in China, which included start-up losses related to our third plant in China. This manufacturing facility will begin production in the third quarter of 2008.

        The increases in SG&A expense for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007, were mainly due to:

  •
  Increased salary and employee benefit costs (approximately $1.6 million and $2.6 million, respectively);

  •
  West Coast and Tehomet acquisitions (approximately $1.5 million and $2.7 million, respectively), and;

  •
  Foreign currency translation (approximately $1.7 million and $3.1 million, respectively).

  Utility Support Structures segment

        The sales increases in the Utility Support Structures segment for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods of 2007, were due to the acquisition of Penn Summit and sales price increases implemented to recover higher steel costs. Unit sales of transmission, substation and distribution pole structures to utility customers in 2008 was slightly lower than 2007, both on a quarterly and year-to-date basis, mainly due to customers delaying shipments to future dates. These delays typically relate to factors such as weather or construction delays. Order flow continues to be strong, as sales backlogs were at record levels as of June 28, 2008. The increase in demand for utility structures was the result of continued investment by utility companies to improve the electrical transmission and distribution infrastructure in the United States. Gross profit increased in the second quarter of 2008, as compared with 2007 due to improved factory operating performance this year. The increases in SG&A spending for the thirteen and twenty six weeks ended June 28, 2008, as compared with the same periods in 2007, were primarily due to the Penn Summit acquisition ($2.1 million and $4.2 million, respectively) and increased salary, benefits and incentive expenses related to the higher sales activity and operating profit levels (approximately $0.7 million and $1.1 million, respectively).

  Coatings segment

        Coatings segment sales for the thirteen and twenty-six week periods ended June 28, 2008 were above 2007 levels, mainly due to increased demand for galvanizing services, offset to an extent by lower selling prices. In our galvanizing operations, pounds of steel galvanized (including intersegment sales) in 2007 for the thirteen and twenty-six weeks ended June 28, 2008 increased over the same periods in 2007 by approximately 7% and 10%, respectively. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S. The increases in operating income for the thirteen and twenty-six weeks ended June 28, 2008 as compared with the same periods in 2007 were principally due to lower zinc costs and improvement in our utilization of zinc. The main reason for the SG&A spending increase for the second quarter and year-to-date periods ended June 28, 2008, as compared with the same periods in 2007, was higher incentive expenses associated with increased operating profit this year. In the second quarter of 2007, we recorded a valuation charge of approximately $0.7 million related to the disposal of manufacturing equipment in our anodizing operation.

  Irrigation segment

        For the thirteen and twenty-six weeks ended June 28, 2008 the sales increases in the Irrigation segment, as compared with the same periods in 2007, were due to a combination of higher sales volumes and increased selling prices in light of higher steel costs. In global markets, generally higher farm commodity prices and net farm income in 2008 and 2007 resulted in improved demand for irrigation machines. Sales demand in international markets was stronger in 2008, as compared with 2007, in most geographic regions, with the most significant sales increases taking place in Brazil, South Africa, the Middle East and the Pacific Rim. In North America, demand for irrigation machines and service parts in the second quarter of 2008 was enhanced by a pattern of severe storms in the U.S. Sales unit volumes for the thirteen and twenty-six week periods ended June 28, 2008 were approximately 27% and 29% higher, respectively, as compared with the same periods in 2007.

        The increase in operating income for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007, was due to improved sales volumes, sales price increases to offset steel cost increases and operating leverage realized through control of SG&A spending. The increases in SG&A spending for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007 were mainly attributable to increased employee incentives associated with improved operational performance ($0.3 million and $1.3 million, respectively) and increased salary and benefit expense for additional administrative personnel ($1.3 million and $2.0 million, respectively).

  Other

        This mainly includes our tubing, industrial fastener and French machine tool accessories operations. The decreases in sales for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007, was due to the sale of our machine tool accessory operation in early 2008 and the closure of a small tubing facility in late 2007. The impact of these actions on our operating income was not significant.

  Net corporate expense

        The decreases in net corporate expenses for the thirteen and twenty-six weeks ended June 28, 2008, as compared with the same periods in 2007, were due to:

  •
  decreased employee group insurance costs in 2008 ($1.3 million and $2.4 million, respectively), and;

  •
  lower deferred compensation liabilities related to investment losses in the assets in the deferred compensation plan of approximately $1.0 million for the twenty-six week period ended June 28, 2008.

        These decreases more than offset higher employee incentives due to improved earnings and common stock price (which is used to value certain long-term management incentives) this year (approximately $0.5 million and $1.8 million, respectively).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $321.1 million at June 28, 2008, as compared with $350.6 million at December 29, 2007. The ratio of current assets to current liabilities was 1.90:1 at June 28, 2008, as compared with 2.29:1 at December 29, 2007. The decrease in net working capital and the current ratio mainly relates to the classification of the $42.2 million of borrowings under our revolving credit facility, which expires in May 2009, as a current liability at June 28, 2008. The increases in accounts receivable and inventories were associated with higher sales activity in 2008, as compared with 2007. Cash flow provided by operations was $49.5 million for the twenty-six week period ended June 28, 2008, as compared with $6.5 million provided by operations for the same period in 2007. The increase in operating cash flows in 2008, as compared with 2007, related primarily to increased net earnings and a lower increase in working capital in 2008, as compared with 2007. In 2008 and 2007, we distributed $589 and $9,186, respectively, from our non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code.

        Investing Cash Flows—Capital spending during the twenty-six weeks ended June 28, 2008 was $25.4 million, as compared with $27.0 million for the same period in 2007. Our capital spending in 2008 and 2007 included additional manufacturing capacity for ESS, Utility Support Structures and Irrigation segments. We expect that our capital spending for the 2008 fiscal year will be between $60 million and $70 million.

        Investing cash flows in 2008 also reflected the aggregate of $90.2 million of cash paid for the West Coast and Penn Summit acquisitions and $0.9 million that we paid for the remaining shares of a North American irrigation dealership in the second quarter of 2008. In 2007, we spent approximately $12.3 million (net of cash acquired) to acquire 70% of the outstanding stock of Tehomet Oy, a Finnish manufacturer of lighting structures. Subsequent to June 28, 2008, we acquired substantially all the operating assets of Site Pro 1, Inc. (Site Pro), a wireless communication components company headquartered in Long Island, New York. The purchase price for the assets was $22.0 million and was financed through borrowings against our revolving credit agreement. Site Pro is managed as part of the ESS segment.

        The cash used to pay the distributions from our non-qualified deferred compensation plan was generated from the liquidation of investments, which was classified as "Proceeds from sale of assets" in the statement of cash flows for the twenty-six week periods ended June 28, 2008 and June 30, 2007, respectively.

        Financing Cash Flows—Our total interest-bearing debt increased from $238.3 million as of December 29, 2007 to $259.6 million as of June 28, 2008, which was reported as an increase in financing cash flows for the twenty-six weeks ended June 28, 2008. The main reasons for the increase in borrowings relate to the debt that we incurred to fund the West Coast and Penn Summit acquisitions (approximately $39 million) and approximately $6.4 million of debt that we assumed as part of the West Coast and Penn Summit acquisitions. We funded the Penn Summit acquisition in part through approximately $50 million of our cash balances.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 28, 2008, our long-term debt to invested capital ratio was 25.9%, as compared with 27.3% at December 29, 2007. We may exceed our internal objective of 40% from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that were completed in 2004. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2008.

        Our debt financing at June 28, 2008 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $32.7 million, $22.3 million which was unused at June 28, 2008. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase the notes starting in May 2009 at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

  •
  $150 million revolving credit agreement with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At June 28, 2008, we had outstanding balances under the revolving credit agreement totaling $42.2 million. The revolving credit agreement has a termination date of May 4, 2009 and contains certain financial covenants that limit our additional borrowing capability under the agreement. At June 28, 2008, we had the ability to borrow an additional $98.8 million under this facility. The weighted average effective interest rate on borrowings outstanding under this agreement at June 28, 2008 was 3.78% per annum. We are in the process of renewing our revolving credit agreement and we expect to complete negotiations for a new revolving credit agreement before May 2009.

  •
  Term loan with a group of banks that accrues interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $28.3 million at June 28, 2008. This loan requires quarterly principal payments through May 2009. The future principal payments due in 2008 and 2009 in millions are $16.4 and $11.9, respectively. The effective interest rate on this loan was 3.1875% per annum at June 28, 2008.

        These debt agreements include certain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At June 28, 2008, we were in compliance with all covenants related to our debt agreements.

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

  Critical Accounting Policies

        There have been no changes in the Company's critical accounting policies during the quarter ended June 28, 2008. These policies are described on pages 39-42 in our Form 10-K for fiscal year ended December 29, 2007.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 28, 2008. For additional information, refer to the section "Risk Management" on pages 38-39 in our Form 10-K for the fiscal year ended December 29, 2007.

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

        There were no changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2008 to April 26, 2008	25,297	$104.72	—	—
April 27, 2008 to May 31, 2008	3,369	101.62	—	—
June 1, 2008 to June 28, 2008	—	—	—	—

Total	28,666	$104.36	—	—

        During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On April 28, 2008, the Company's Board of Directors declared a quarterly cash dividend on common stock of 13 cents per share, which was paid on July 15, 2008, to stockholders of record June 27, 2008. The indicated annual dividend rate is 52 cents per share.

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

Dated this 1st day of August, 2008.

QuickLinks

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
PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES