Form 10-Q
period 2008-09-27
VALMONT INDUSTRIES INC
filed 2008-11-03
CIK 102729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
Or
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

26,151,080
Outstanding shares of common stock as of October 20, 2008

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007	3
	Condensed Consolidated Balance Sheets as of September 27, 2008 and December 29, 2007	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 27, 2008 and September 29, 2007	5
	Notes to Condensed Consolidated Financial Statements	6-24
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-33
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
Item 4.	Controls and Procedures	34
	PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales	$494,801	$372,033	$1,414,216	$1,114,972
Cost of sales	359,802	274,461	1,026,206	819,719

Gross profit	134,999	97,572	388,010	295,253
Selling, general and administrative expenses	73,103	59,858	212,278	179,573

Operating income	61,896	37,714	175,732	115,680

Other income (expense):
Interest expense	(4,264)	(4,470)	(13,446)	(13,159)
Interest income	382	666	1,880	1,796
Miscellaneous	(376)	(319)	(2,234)	(342)

	(4,258)	(4,123)	(13,800)	(11,705)

Earnings before income taxes, minority interest and equity in earnings of nonconsolidated subsidiaries	57,638	33,591	161,932	103,975

Income tax expense (benefit):
Current	24,089	8,506	65,625	30,857
Deferred	(4,501)	(1,070)	(10,435)	553

	19,588	7,436	55,190	31,410

Earnings before minority interest and equity in earnings of nonconsolidated subsidiaries	38,050	26,155	106,742	72,565
Minority interest	(1,478)	(700)	(3,164)	(1,355)
Equity in earnings of nonconsolidated subsidiaries	412	438	369	372

Net earnings	$36,984	$25,893	$103,947	$71,582

Earnings per share—Basic	$1.43	$1.01	$4.03	$2.81

Earnings per share—Diluted	$1.40	$0.99	$3.95	$2.74

Cash dividends per share	$0.130	$0.105	$0.365	$0.305

Weighted average number of shares of common stock outstanding (000 omitted)	25,864	25,570	25,793	25,500

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	26,362	26,207	26,321	26,096

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$68,095	$106,532
Receivables, net	318,723	254,472
Inventories	313,600	219,993
Prepaid expenses	19,612	17,734
Refundable and deferred income taxes	32,223	22,866

Total current assets	752,253	621,597

Property, plant and equipment, at cost	631,730	582,015
Less accumulated depreciation and amortization	366,520	349,331

Net property, plant and equipment	265,210	232,684

Goodwill	168,587	116,132
Other intangible assets, net	94,325	58,343
Other assets	22,518	23,857

Total assets	$1,302,893	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$2,341	$22,510
Notes payable to banks	28,234	15,005
Accounts payable	177,102	128,599
Accrued expenses	60,299	37,957
Accrued employee compensation and benefits	70,200	64,241
Dividends payable	3,399	2,724

Total current liabilities	341,575	271,036

Deferred income taxes	37,879	35,547
Long-term debt, excluding current installments	265,086	200,738
Other noncurrent liabilities	24,147	24,306
Minority interest in consolidated subsidiaries	19,710	10,373
Shareholders' equity:
Preferred stock of $1 par value Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	597,674	496,388
Accumulated other comprehensive income	16,340	16,996
Treasury stock	(27,418)	(30,671)

Total shareholders' equity	614,496	510,613

Total liabilities and shareholders' equity	$1,302,893	$1,052,613

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007
Cash flows from operating activities:
Net earnings	$103,947	$71,582
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	29,081	25,736
Stock-based compensation	3,869	2,694
Loss/(gain) on sale of assets	(377)	819
Equity in earnings of nonconsolidated subsidiaries	(369)	(372)
Minority interest	3,164	1,355
Deferred income taxes	(10,435)	553
Other adjustments	(840)	694
Payment of deferred compensation	(589)	(9,186)
Changes in assets and liabilities, net of business acquisitions:
Receivables	(49,109)	(44,662)
Inventories	(78,663)	(11,147)
Prepaid expenses	(28)	(1,650)
Accounts payable	34,510	7,582
Accrued expenses	24,152	16,715
Other noncurrent liabilities	(1,430)	(879)
Income taxes payable/refundable	10,111	(4,600)

Net cash flows from operating activities	66,994	55,234

Cash flows from investing activities:
Purchase of property, plant & equipment	(38,924)	(42,901)
Proceeds from sale of assets	3,133	9,371
Acquisitions, net of cash acquired	(119,044)	(16,163)
Dividends to minority interests	(184)	(715)
Other, net	(598)	(1,417)

Net cash flows from investing activities	(155,617)	(51,825)

Cash flows from financing activities:
Net borrowings under short-term agreements	10,395	1,624
Proceeds from long-term borrowings	80,895	12,463
Principal payments on long-term obligations	(38,787)	(12,147)
Dividends paid	(8,852)	(7,588)
Proceeds from exercises under stock plans	6,689	6,287
Excess tax benefits from stock option exercises	7,117	5,541
Purchase of common treasury shares—stock plan exercises	(7,895)	(6,244)

Net cash flows from financing activities	49,562	(64)

Effect of exchange rate changes on cash and cash equivalents	625	2,488

Net change in cash and cash equivalents	(38,437)	5,833
Cash and cash equivalents—beginning of year	106,532	63,504

Cash and cash equivalents—end of period	$68,095	$69,337

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 27, 2008 and the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 27, 2008 and September 29, 2007 and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 27, 2008 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2007. The results of operations for the periods ended September 27, 2008 are not necessarily indicative of the operating results for the full year.

  Inventories

        At September 27, 2008, approximately 50.1% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $66,500 and $35,800 at September 27, 2008 and December 29, 2007, respectively.

        Inventories consisted of the following:

	September 27, 2008	December 29, 2007
Raw materials and purchased parts	$217,715	$139,557
Work-in-process	26,707	21,481
Finished goods and manufactured goods	135,718	94,747

Subtotal	380,140	255,785
LIFO reserve	66,540	35,792

Inventory	$313,600	$219,993

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

stock. At September 27, 2008, 1,698,000 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense related to stock options (included in selling, general and administrative expenses) and associated tax benefits in fiscal 2008 and 2007 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Compensation expense	$760	$367	$2,248	$1,264
Related tax benefits	289	141	854	487

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

		Fair Value Measurement Using:
	Carrying Value September 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$12,399	$12,399	$—	$—
Liabilities:
Trading Securities	$12,399	$12,399	$—	$—

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective for business combinations completed by the Company after December 27, 2008. The effect of this Statement on the Company's consolidated financial statements is expected to result in lower net income in years when it has acquisitions, since acquisition costs are expensed as incurred and higher values of intangible assets will be recorded in cases where the Company acquires less than 100% of a company.

        In December 2007, the FASB issued Statement 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. This Statement amended the accounting and reporting for noncontrolling interests in a consolidated subsidiary and for the deconsolidation of a subsidiary. Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. This Statement is effective at the beginning of the Company's 2009 fiscal year. The Company expects that the effect of this Statement on its consolidated financial statements will increase shareholders' equity in that minority interest will be classified as part of shareholders' equity under this Statement.

  Subsequent Event

        In October 2008, the Company replaced its revolving credit agreement and the term loan with a new five-year $280 million revolving credit agreement described below. The Company repaid the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

outstanding balances of its revolving credit agreement and the term loan with borrowings from the new revolving credit agreement.

        On October 16, 2008, the Company entered into a new five-year $280 million revolving credit agreement with a group of banks. The Company may increase the credit agreement by up to an additional $100 million at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings will be, at the Company's option, either:

  (i)
  LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA), or;

  (ii)
  the higher of

    •
    The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

    •
    LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

        The new revolving credit agreement has maintenance covenants that may limit the Company's additional borrowing capability under the agreement, similar to the covenants in the prior revolving credit agreement.

2. Acquisitions

        In January 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania, for approximately $57,904, including transaction costs. In addition, the Company assumed $96 of interest-bearing debt as part of the acquisition. The Company recorded $31,440 of goodwill as part of the purchase price allocation and assigned the goodwill to the Utility Support Structures segment. The Company financed the acquisition with cash balances and approximately $7,500 of borrowings through its revolving credit agreement. The Company acquired Penn Summit to expand its geographic presence in the United States for steel utility support structures.

        In February 2008, the Company acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia, for $31,431 Canadian dollars ($31,472 U.S. dollars). In addition, $6,304 of interest-bearing debt was assumed as part of the acquisition. The purchase price was financed through the Company's revolving credit agreement. The Company recorded $19,438 of goodwill as part of the preliminary purchase price allocation and assigned the goodwill to the Engineered Support Structures (ESS) segment. The Company acquired West Coast to expand its geographic presence in Canada and the United States for lighting and transportation structures.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

        In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components for the U.S. market for $22,460 in cash. Site Pro is reported as part of the ESS segment. The acquisition was financed through the Company's revolving credit agreement. The Company recorded $703 of goodwill as part of the purchase price allocation and assigned the goodwill to the ESS segment. The Site Pro acquisition was completed to expand the Company's geographic distribution and service levels in wireless communication components.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

	Penn Summit	West Coast	Site Pro
Current Assets	$12,167	$12,794	$6,119
Property, plant and equipment and other long-term assets	5,177	10,112	172
Intangible assets	13,322	9,786	16,931
Goodwill	31,440	19,438	703

Total assets acquired	$62,106	$52,130	$23,925

Current liabilities	4,106	7,765	1,465
Deferred income taxes	—	3,364	—
Long-term debt	96	6,304	—
Minority Interest	—	3,225	—

Total liabilities assumed	4,202	20,658	1,465

Net assets acquired	$57,904	$31,472	$22,460

        The purchase price allocation on the West Coast acquisition was not finalized in the third quarter of 2008, as the fair value determinations on the real estate and other intangible assets acquired was not complete. The Company expects to finalize the purchase price allocations in the fourth quarter of 2008.

        In the third quarter of 2008, the Company acquired the assets of Matco, Inc. (Matco), a company that provides consulting services related to corrosion protection, for $3,700 in cash. Matco is reported as part of the Utility Support Structures segment. The fair values of the assets and liabilities recorded as part of the Matco acquisition included: current assets, $693; current liabilities, $154; property, plant and equipment, $914; intangible assets, $914; and goodwill, $1,333. In addition, the Company formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures. The Company's contribution for its 50% ownership was $4,472 in cash. This joint venture is reported as part of the ESS segment. The Company acquired Matco to expand its expertise in corrosion protection technologies. The Turkish joint venture was established to build its manufacturing base and distribution of pole structures in the Middle East and Central Asia.

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

        The Company's proforma results of operations for the thirteen and thirty-nine weeks ended September 29, 2007, assuming that the transaction occurred at the beginning of the periods presented are as follows:

	Thirteen Weeks Ended September 29, 2007	Thirty-nine Weeks Ended September 29, 2007
Net sales	$398,935	$1,195,027
Net income	25,588	70,843
Earnings per share—diluted	$0.98	$2.71

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of 2008. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at September 27, 2008 and December 29, 2007 were as follows:

	As of September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$86,446	$17,683	16 years
Proprietary Software & Database	2,609	2,260	6 years
Patents & Proprietary Technology	2,887	865	14 years
Non-compete Agreements	1,709	468	6 years

	$93,651	$21,276

	As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,459	$13,819	16 years
Proprietary Software & Database	2,609	2,158	6 years
Patents & Proprietary Technology	2,839	715	14 years
Non-compete Agreements	1,007	285	7 years

	$57,914	$16,977

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets for the thirteen weeks ended September 27, 2008 and September 29, 2007 was $1,768 and $919, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 27, 2008, and September 29, 2007 was $4,600 and $2,602, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2008	$6,180
2009	7,104
2010	7,104
2011	7,104
2012	7,060

        The useful lives assigned to amortized intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 27, 2008 and December 29, 2007 were as follows:

	September 28, 2008	December 29, 2007	Year Acquired
PiRod	$4,750	$4,750	2001
Newmark	11,111	11,111	2004
Tehomet	1,369	1,373	2007
Feralux	172	172	2007
West Coast	2,255	—	2008
Site Pro	2,177	—	2008
Matco	116	—	2008

	$21,950	$17,406

        The PiRod, Newmark, Tehomet and Feralux trade names were tested for impairment separately from goodwill in the third quarter of 2008. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 27, 2008.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Goodwill

        The carrying amount of goodwill as of September 27, 2008 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 29, 2007	$28,570	$43,517	$42,192	$1,853	$116,132
Acquisitions	20,141	32,773	—	202	53,116
Foreign currency translation	(661)	—	—	—	(661)

Balance September 27, 2008	$48,050	$76,290	$42,192	$2,055	$168,587

        In January 2008, the Company acquired substantially all of the net operating assets of a steel utility pole manufacturer in Hazelton, Pennsylvania. This acquisition increased the goodwill in the Utility Support Structures segment by $31,440. In February 2008, the Company acquired 70% of the outstanding shares of a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia. This acquisition increased the goodwill in the ESS segment by $19,438. In June 2008, the Company acquired the minority owner's shares in a North American irrigation dealership, resulting in a $202 increase of goodwill in the Irrigation segment. In the third quarter 2008, the Company acquired the assets of Site Pro and Matco that increased the goodwill of the ESS segment and the Utility Support Structures segment by $703 and $1,333, respectively.

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

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 27, 2008	Sept. 29, 2007
Interest	$11,216	$10,852
Income taxes	57,076	31,985

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 27, 2008:
Net earnings	$36,984	—	$36,984
Shares outstanding	25,864	498	26,362
Per share amount	$1.43	(.03)	$1.40
Thirteen weeks ended September 29, 2007:
Net earnings	$25,893	—	$25,893
Shares outstanding	25,570	637	26,207
Per share amount	$1.01	(.02)	$0.99
Thirty-nine weeks ended September 27, 2008:
Net earnings	$103,947	—	$103,947
Shares outstanding	25,793	528	26,321
Per share amount	$4.03	(.08)	$3.95
Thirty-nine weeks ended September 29, 2007:
Net earnings	$71,582	—	$71,582
Shares outstanding	25,500	596	26,096
Per share amount	$2.81	(.07)	$2.74

        At September 27, 2008 and September 29, 2007 there were no outstanding options with exercise prices exceeding the market prices of common stock. Accordingly, no option shares were excluded from the computations of diluted earnings per share for the periods presented.

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

(Unaudited)

6. Comprehensive Income (Continued)

comprehensive income. The Company's total comprehensive income for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net earnings	$36,984	$25,893	$103,947	$71,582
Currency translation adjustment	(11,139)	4,712	(657)	9,369

Total comprehensive income	$25,845	$30,605	$103,290	$80,951

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Sales:
Engineered Support Structures segment
Lighting & Traffic	$132,466	$123,393	$395,215	$342,259
Specialty	37,174	33,771	96,742	91,202
Utility	17,429	7,604	35,509	17,137

	187,069	164,768	527,466	450,598
Utility Support Structures segment
Steel	92,888	60,780	252,580	189,314
Concrete	20,098	18,282	62,878	59,878

	112,986	79,062	315,458	249,192
Coatings segment	35,889	34,321	108,217	103,351
Irrigation segment	150,445	84,822	440,890	285,301
Other	33,564	29,359	89,815	93,312

	519,953	392,332	1,481,846	1,181,754
Intersegment Sales:
Engineered Support Structures	7,880	7,124	20,680	24,897
Utility Support Structures	1,973	69	4,087	705
Coatings	6,961	7,523	21,823	23,115
Irrigation	5	7	18	54
Other	8,333	5,576	21,022	18,011

	25,152	20,299	67,630	66,782
Net Sales
Engineered Support Structures	179,189	157,644	506.786	425,701
Utility Support Structures	111,013	78,993	311,371	248,487
Coatings	28,928	26,798	86,394	80,236
Irrigation	150,440	84,815	440,872	285,247
Other	25,231	23,783	68,793	75,301

Consolidated Net Sales	$494,801	$372,033	$1,414,216	$1,114,972

Operating Income
Engineered Support Structures	$16,247	$16,679	$44,402	$42,102
Utility Support Structures	14,620	10,045	43,025	31,640
Coatings	9,284	6,117	24,915	17,217
Irrigation	25,249	8,859	75,663	37,761
Other	5,821	4,707	15,521	14,936
Net corporate expense	(9,325)	(8,693)	(27,794)	(27,976)

Total Operating Income	$61,896	$37,714	$175,732	$115,680

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Thirteen Weeks Ended September 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$286,461	$93,062	$160,629	$(45,351)	$494,801
Cost of sales	216,297	71,132	118,724	(46,351)	359,802

Gross profit	70,164	21,930	41,905	1,000	134,999
Selling, general and administrative expenses	39,703	12,966	20,434	—	73,103

Operating income	30,461	8,964	21,471	1,000	61,896

Other income (deductions):
Interest expense	(3,778)	(3)	(483)	—	(4,264)
Interest income	17	9	356	—	382
Miscellaneous	(758)	59	323	—	(376)

	(4,519)	65	196	—	(4,258)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	25,942	9,029	21,667	1,000	57,638

Income tax expense:
Current	13,108	3,578	7,403	—	24,089
Deferred	(3,406)	(77)	(1,018)	—	(4,501)

	9,702	3,501	6,385	—	19,588

Earnings before minority interest, and equity in earnings of nonconsolidated subsidiaries	16,240	5,528	15,282	1,000	38,050
Minority interest	—	—	(1,478)	—	(1,478)
Equity in earnings of nonconsolidated subsidiaries	19,744	—	—	(19,332)	412

Net earnings	$35,984	$5,528	$13,804	$(18,332)	$36,984

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Thirty-nine Weeks Ended September 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$834,881	$255,982	$430,455	$(107,102)	$1,414,216
Cost of sales	620,442	196,743	317,372	(108,351)	1,026,206

Gross profit	214,439	59,239	113,083	1,249	388,010
Selling, general and administrative expenses	115,476	36,031	60,771	—	212,278

Operating income	98,963	23,208	52,312	1,249	175,732

Other income (deductions):
Interest expense	(11,457)	(14)	(1,975)	—	(13,446)
Interest income	170	28	1,682	—	1,880
Miscellaneous	(1,779)	161	(616)	—	(2,234)

	(13,066)	175	(909)	—	(13,800)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	85,897	23,383	51,403	1,249	161,932

Income tax expense:
Current	40,679	8,362	16,584	—	65,625
Deferred	(8,699)	398	(2,134)	—	(10,435)

	31,980	8,760	14,450	—	55,190

Earnings before minority interest, and equity in earnings of nonconsolidated subsidiaries	53,917	14,623	36,953	1,249	106,742
Minority interest	—	—	(3,164)	—	(3,164)
Equity in earnings of nonconsolidated subsidiaries	48,781	—	39	(48,451)	369

Net earnings	$102,698	$14,623	$33,828	$(47,202)	$103,947

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$223,203	$61,195	$116,654	$(29,019)	$372,033
Cost of sales	166,532	47,719	88,998	(28,788)	274,461

Gross profit	56,671	13,476	27,656	(231)	97,572
Selling, general and administrative expenses	34,235	8,385	17,238	—	59,858

Operating income	22,436	5,091	10,418	(231)	37,714

Other income (deductions):
Interest expense	(3,966)	(1)	(590)	87	(4,470)
Interest income	142	155	456	(87)	666
Miscellaneous	11	21	(351)	—	(319)

	(3,813)	175	(485)	—	(4,123)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	18,623	5,266	9,933	(231)	33,591

Income tax expense:
Current	3,740	2,034	2,732	—	8,506
Deferred	323	(193)	(1,200)	—	(1,070)

	4,063	1,841	1,532	—	7,436

Earnings before minority interest, and equity in earnings of nonconsolidated subsidiaries	14,560	3,425	8,401	(231)	26,155
Minority interest	—	—	(700)	—	(700)
Equity in earnings of nonconsolidated subsidiaries	11,563	—	173	(11,298)	438

Net earnings	$26,123	$3,425	$7,874	$(11,529)	$25,893

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Thirty-nine Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$692,121	$182,173	$323,225	$(82,547)	$1,114,972
Cost of sales	511,058	145,226	245,365	(81,930)	819,719

Gross profit	181,063	36,947	77,860	(617)	295,253
Selling, general and administrative expenses	103,638	25,774	50,161	—	179,573

Operating income	77,425	11,173	27,699	(617)	115,680

Other income (deductions):
Interest expense	(11,975)	(5)	(1,602)	423	(13,159)
Interest income	423	500	1,296	(423)	1,796
Miscellaneous	21	57	(420)	—	(342)

	(11,531)	552	(726)	—	(11,705)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	65,894	11,725	26,973	(617)	103,975

Income tax expense:
Current	19,087	4,554	7,216	—	30,857
Deferred	2,026	(542)	(931)	—	553

	21,113	4,012	6,285	—	31,410

Earnings before minority interest, and equity in earnings of nonconsolidated subsidiaries	44,781	7,713	20,688	(617)	72,565
Minority interest	—	—	(1,355)	—	(1,355)
Equity in earnings of nonconsolidated subsidiaries	27,417	—	198	(27,243)	372

Net earnings	$72,198	$7,713	$19,531	$(27,860)	$71,582

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,312	$1,467	$52,316	$—	$68,095
Receivables, net	123,027	49,471	146,225	—	318,723
Inventories	125,427	62,802	125,371	—	313,600
Prepaid expenses	4,730	865	14,017	—	19,612
Refundable and deferred income taxes	20,890	3,777	7,556	—	32,223

Total current assets	288,386	118,382	345,485	—	752,253
Property, plant and equipment, at cost	382,230	86,703	162,798	—	631,731
Less accumulated depreciation and amortization	242,241	37,617	86,663	—	366,521

Net property, plant and equipment	139,989	49,086	76,135	—	265,210

Goodwill	20,108	105,518	42,961	—	168,587
Other intangible assets	630	77,290	16,405	—	94,325
Investment in subsidiaries and intercompany accounts	590,497	20,410	(39,648)	(571,259)	—
Other assets	17,840	—	4,678	—	22,518

Total assets	$1,057,450	$370,686	$446,016	$(571,259)	$1,302,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$830	$24	$1,487	$—	$2,341
Notes payable to banks	16,000	—	12,234	—	28,234
Accounts payable	86,205	18,217	72,680	—	177,102
Accrued expenses	72,338	11,506	46,655	—	130,499
Dividends payable	3,399	—	—	—	3,399

Total current liabilities	178,772	29,747	133,056	—	341,575

Deferred income taxes	9,349	21,602	6,928	—	37,879
Long-term debt, excluding current installments	251,572	13	13,501	—	265,086
Other noncurrent liabilities	21,138	—	3,009	—	24,147
Minority interest in consolidated subsidiaries	—	—	19,710	—	19,710
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	181,542	113,739	(295,281)	—
Retained earnings	596,137	123,533	136,241	(258,237)	597,674
Accumulated other comprehensive loss	—	—	16,340	—	16,340
Treasury stock	(27,418)	—	—	—	(27,418)

Total shareholders' equity	596,619	319,324	269,812	(571,259)	614,496

Total liabilities and shareholders' equity	$1,057,450	$370,686	$446,016	$(571,259)	$1,302,893

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$102,698	$14,623	$33,828	$(47,202)	$103,947
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,556	8,116	8,409	—	29,081
Stock based compensation	3,869	—	—	—	3,869
(Gain)/ Loss on sale of property, plant and equipment	29	42	(448)	—	(377)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(330)	—	(39)	—	(369)
Minority interest	328	—	2,836	—	3,164
Deferred income taxes	(8,698)	398	(2,135)	—	(10,435)
Other adjustments	(4)	—	(836)	—	(840)
Payment of deferred compensation	(589)	—	—	—	(589)
Changes in assets and liabilities:
Receivables	(21,390)	(4,568)	(23,151)	—	(49,109)
Inventories	(37,540)	(4,631)	(36,492)	—	(78,663)
Prepaid expenses	(94)	(96)	162	—	(28)
Accounts payable	29,130	1,502	3,878	—	34,510
Accrued expenses	12,645	1,199	10,308	—	24,152
Other noncurrent liabilities	(1,502)	—	72	—	(1,430)
Income taxes payable	11,209	—	(1,098)	—	10,111

Net cash flows from operating activities	102,317	16,585	(4,706)	(47,202)	66,994

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,910)	(2,626)	(11,388)	—	(38,924)
Proceeds from sale of assets	726	65	2,342	—	3,133
Acquisitions, net of cash acquired	(849)	(84,065)	(34,130)	—	(119,044)
Dividends to minority interests	—	—	(184)	—	(184)
Other, net	(181,320)	71,141	62,378	47,202	(599)

Net cash flows from investing activities	(206,353)	(15,485)	19,018	47,202	(155,618)

Cash flows from financing activities:
Net borrowings under short-term agreements	16,000	—	(5,605)	—	10,395
Proceeds from long-term borrowings	80,000	—	895	—	80,895
Principal payments on long-term obligations	(33,055)	(97)	(5,635)	—	(38,787)
Dividends paid	(8,852)	—	—	—	(8,852)
Proceeds from exercises under stock plans	6,689	—	—	—	6,689
Excess tax benefits from stock option exercises	7,117	—	—	—	7,117
Purchase of common treasury shares—stock plan exercises	(7,895)	—	—	—	(7,895)

Net cash flows from financing activities	60,004	(97)	(10,345)	—	49,562

Effect of exchange rate changes on cash and cash equivalents	—	—	625	—	625

Net change in cash and cash equivalents	(44,032)	1,003	4,592	—	(38,437)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$14,312	$1,467	$52,316	—	$68,095

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-nine Weeks Ended September 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$72,198	$7,713	$19,531	$(27,860)	$71,582
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,126	6,548	6,062	—	25,736
Stock based compensation	2,694	—	—	—	2,694
Loss on sale of property, plant and equipment	14	674	131	—	819
Equity in (earnings)/losses of nonconsolidated subsidiaries	(174)	—	(198)	—	(372)
Minority interest	—	—	1,356	—	1,356
Deferred income taxes	2,026	(542)	(931)	—	553
Other adjustments	—	—	693	—	693
Payment of deferred compensation	(9,186)	—	—	—	(9,186)
Changes in assets and liabilities:
Receivables	(17,085)	1,618	(29,147)	(48)	(44,662)
Inventories	(1,295)	401	(10,253)	—	(11,147)
Prepaid expenses	(1,006)	(57)	(587)	—	(1,650)
Accounts payable	1,191	(1,284)	7,675	—	7,582
Accrued expenses	11,926	568	4,173	48	16,715
Other noncurrent liabilities	(1,965)	—	1,086	—	(879)
Income taxes payable	(2,416)	—	(2,184)	—	(4,600)

Net cash flows from operating activities	70,048	15,639	(2,593)	(27,860)	55,234

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,716)	(6,940)	(11,245)	—	(42,901)
Proceeds from sale of assets	9,204	42	125	—	9,371
Acquisitions, net of cash aquired	—	—	(16,163)	—	(16,163)
Dividends to minority interests	—	—	(715)	—	(715)
Other, net	(41,846)	(9,726)	22,295	27,860	(1,417)

Net cash flows from investing activities	(57,358)	(16,624)	(5,703)	27,860	(51,825)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,624	—	1,624
Proceeds from long-term borrowings	12,087	—	376	—	12,463
Principal payments on long-term obligations	(10,847)	(22)	(1,278)	—	(12,147)
Dividends paid	(7,588)	—	—	—	(7,588)
Proceeds from exercises under stock plans	6,287	—	—	—	6,287
Excess tax benefits from stock option exercises	5,541	—	—	—	5,541
Purchase of common treasury shares—stock plan exercises	(6,244)	—	—	—	(6,244)

Net cash flows from financing activities	(764)	(22)	722	—	(64)

Effect of exchange rate changes on cash and cash equivalents	—	—	2,488	—	2,488

Net change in cash and cash equivalents	11,926	(1,007)	(5,086)	—	5,833
Cash and cash equivalents—beginning of year	25,438	2,962	35,104	—	63,504

Cash and cash equivalents—end of period	$37,364	$1,955	$30,018	—	$69,337

*****

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

Results of Operations

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	% Incr. (Decr.)	September 27, 2008	September 29, 2007	% Incr. (Decr.)
Consolidated
Net sales	$494,801	$372,033	33.0%	$1,414,216	$1,114,972	26.8%
Gross profit	134,999	97,572	38.4%	388,010	295,253	31.4%
as a percent of sales	27.3%	26.2%		27.4%	26.5%
SG&A expense	73,103	59,858	22.1%	212,278	179,573	18.2%
as a percent of sales	14.8%	16.1%		15.0%	16.1%
Operating income	61,896	37,714	64.1%	175,732	115,680	51.9%
as a percent of sales	12.5%	10.1%		12.4%	10.4%
Net interest expense	3,882	3,804	2.1%	11,566	11,363	1.8%
Effective tax rate	34.0%	22.1%		34.1%	30.2%
Net earnings	36,984	25,893	42.8%	103,947	71,582	45.2%
Earnings per share-diluted	$1.40	$0.99	41.4%	$3.95	$2.74	44.2%
Engineered Support Structures segment
Net sales	$179,189	$157,644	13.7%	$506,786	$425,701	19.0%
Gross profit	45,830	41,398	10.7%	131,674	114,943	14.6%
SG&A expense	29,583	24,719	19.7%	87,272	72,841	19.8%
Operating income	16,247	16,679	(2.6)%	44,402	42,102	5.5%
Utility Support Structures segment
Net sales	111,013	78,993	40.5%	311,371	248,487	25.3%
Gross profit	27,999	19,076	46.8%	81,482	58,890	38.4%
SG&A expense	13,371	9,031	48.1%	38,449	27,250	41.1%
Operating income	14,620	10,045	45.6%	43,025	31,640	36.0%
Coatings segment
Net sales	28,928	26,798	7.9%	86,394	80,236	7.7%
Gross profit	12,485	8,767	42.4%	34,826	25,112	38.7%
SG&A expense	3,201	2,650	20.8%	9,911	7,895	25.5%
Operating income	9,284	6,117	51.8%	24,915	17,217	44.7%
Irrigation segment
Net sales	150,440	84,815	77.4%	440,872	285,247	54.6%
Gross profit	40,141	20,635	94.5%	117,420	71,957	63.2%
SG&A expense	14,891	11,776	26.5%	41,756	34,196	22.1%
Operating income	25,249	8,859	185.0%	75,663	37,761	100.4%
Other
Net sales	25,231	23,783	6.1%	68,793	75,301	(8.6)%
Gross profit	8,284	7,406	11.9%	22,797	23,742	(4.0)%
SG&A expense	2,472	2,699	(8.4)%	7,285	8,806	(17.3)%
Operating income	5,821	4,707	23.7%	15,521	14,936	3.9%
Net corporate expense
Gross profit	260	290	(10.3)%	(189)	609	(131.0)%
SG&A expense	9,585	8,983	6.7%	27,605	28,585	(3.4)%
Operating income (loss)	(9,325)	(8,693)	(7.3)%	(27,794)	(27,976)	0.7%

  Overview

  General

        The sales increases for the thirteen and thirty-nine week periods ended September 27, 2008, as compared with the same periods of 2007, were due to increased selling prices to recover higher raw material costs, acquisitions, currency translation effects and sales unit volume increases. The sales unit volume increases were mainly due to improved sales demand in the Irrigation and Coatings segments. Unit volumes in the Utility Support Structures and Engineered Support Structures (ESS) segments for the thirteen and thirty-nine week periods ended September 27, 2008 were comparable with the same periods in 2007. On a consolidated basis, sales unit volume increased approximately 10% for the thirteen weeks ended September 27, 2008, as compared with the same period in 2007. Year-to-date sales unit volumes in 2008 were approximately 9% over 2007. Our costs for hot-rolled steel products escalated rapidly throughout 2008, resulting in higher costs for the items we manufacture. Where possible, we increased sales prices to our customers to recover these increased costs.

        The improvement in gross margin (gross profit as a percent of sales) for the thirteen and thirty-nine week periods ended September 27, 2008, as compared with the same periods of 2007, resulted mainly from improved factory productivity, improved sales pricing and the operational improvements in the North America specialty structures operations. On a segment basis, the most significant gross margin improvement was in the Coatings and Irrigation segments.

        The increases in selling, general and administrative (SG&A) expenses for the thirteen and thirty-nine week periods ended September 27, 2008, as compared with the same periods in 2007, mainly resulted from:

  •
  Increased salary and benefit costs to support the increase in sales activity (approximately $4.1 million and $10.4 million, respectively);

  •
  Net effect of acquisitions and divestitures (approximately $3.6 million and $8.3 million, respectively);

  •
  Higher employee incentives related to improved operating performance (approximately $0.8 million and $3.5 million, respectively), and;

  •
  Currency translation effects (approximately $1.2 million and $4.6 million, respectively).

        These increases were somewhat offset by lower employee benefit costs (especially group medical expenses) for the year-to-date period ended September 27, 2008, as compared with 2007 (approximately $2.0 million) and decreased deferred compensation expense related to the investment performance of the marketable securities underlying the deferred compensation plan ($0.7 and $1.7 million for the thirteen and thirty-nine week periods ended September 27, 2008, respectively). We recorded the investment losses in these securities as "Other Expense" in our condensed consolidated statement of operations for the thirteen and thirty-nine week periods ended September 27, 2008. The impact of these investments on the condensed consolidated statement of operations for the thirteen weeks and thirty-nine weeks ended September 28, 2007 was not significant.

        For the thirteen-week period ended September 27, 2008, all reportable segments contributed to the improved operating income in 2008 as compared with 2007 except the ESS segment, which reported slightly lower operating income in 2008. On a year-to-date basis, all reportable segments recorded higher operating income in 2008, as compared with 2007.

        Net interest expense for the thirteen and thirty-nine weeks ended September 27, 2008 were comparable with the same periods in 2007, as the effect of higher average borrowing levels in 2008 on interest expense were largely offset by lower interest rates on our variable rate debt in 2008, as compared with 2007.

        Our effective tax rate for the third quarter and year-to-date periods ended September 27, 2008 was higher as compared with 2007. Our income tax rate in 2007 was lower than normal and was principally associated with the realization of certain income tax benefits on transactions that occurred in prior years. These income tax benefits mainly related to the expiration of statutes of limitation. Other factors that contributed to a higher income tax rate in 2008, as compared with 2007, included higher taxes on our profits generated in China and Mexico due to changes in their respective income tax laws in late 2007 and lower tax credits realized in the U.S. in 2008, as compared with 2007.

        Our cash flows provided by operations were $67.0 million for the thirty-nine weeks ended September 27, 2008, as compared with $55.2 million of cash provided by operations for the same period in 2007. The higher operating cash flows in 2008 principally resulted from increased earnings in 2008, partially offset by higher working capital required by the increased net sales realized in 2008, as compared with 2007.

  Acquisitions and Divestitures

        In 2007 and 2008, we acquired the following businesses:

  •
  Tehomet Oy (Tehomet), a manufacturer of lighting structures located in Finland and Estonia acquired in April 2007;

  •
  Penn Summit Tubular LLC (Penn Summit), a manufacturer of steel utility and wireless communication structures located in Hazelton, Pennsylvania acquired in January 2008;

  •
  West Coast Engineering Group, Ltd. (West Coast), a manufacturer of steel lighting and wireless communication structures located in Canada and the U.S. acquired in February 2008; and

  •
  Site Pro 1, Inc. (Site Pro), a wireless communication components company headquartered in Long Island, New York acquired in July 2008.

        In addition to these acquisitions, we acquired a small engineering services company located in Pittsburgh, Pennsylvania and formed a pole manufacturing joint venture in Turkey. We completed these acquisitions late in the third quarter of 2008 and they did not have a significant impact on our financial statements in 2008.

        We report Tehomet, West Coast and Site Pro as part of the ESS segment and Penn Summit as part of the Utility Support Structures segment. In addition, we divested certain operations that were included as part of our "Other" businesses. These operations included our tubing operation in Waverly, Nebraska, which we closed in late 2007 and our French machine tool accessory operation, which we sold to a third party in January 2008.

        The aggregate net increases of our net sales associated with these acquisitions and divestures for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007 were approximately $21.0 million and $46.1 million, respectively. The operating income net increases for these periods over 2007 were approximately $4.9 million and $9.5 million, respectively.

  Foreign Currency Translation

        For the thirteen and thirty-nine week periods ended September 27, 2008, we realized approximately $9.8 million and $31.3 million, respectively, of increased sales related to the financial statement translation of our international operations into U.S. dollars. These translation effects also resulted in an increase in operating income for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007 of approximately $1.6 million and $4.2 million, respectively.

        Foreign currencies such as the Euro and the Brazilian Real were stronger in relation to the U.S. dollar through most of 2008, as compared with 2007. Accordingly, our sales denominated in those currencies translated to a higher amount of U.S. dollars in 2008, as compared with 2007.

  Engineered Support Structures segment

        The sales increases for the thirteen and thirty-nine week periods ended September 27, 2008, as compared with the same periods in 2007 were due to the increased sales prices to recover higher steel costs, currency translation impacts (approximately $7.1 million and $24.3 million, respectively) and the net effect of acquisitions and divestitures (approximately $10.6 million and $28.9 million, respectively). Unit volumes in all regions in 2008 were comparable with 2007 for the third quarter and on a year-to-date basis.

        In North America, lighting and traffic structure sales in 2008 were higher than 2007, due to a combination of the West Coast acquisition, increased sales price increases and a modest increase in unit volume. In the transportation market channel, sales were higher in 2008, as compared with 2007, as highway spending funded through the U.S. and state programs was stronger than in 2007. Sales in the commercial market channel in 2008 were slightly lower than 2007, due predominantly to a weaker commercial construction market in the U.S. Sales of lighting structures to electrical utilities in 2008 lagged 2007, due to the recent weakness in the residential housing market. In Europe, sales in local currency were higher in 2008, as compared with 2007 due mainly to sales price increases to recover higher steel costs and the Tehomet acquisition, offset somewhat by weaker volumes in France. Sales of lighting structures in China in 2008 were higher than 2007, on both a quarterly and year-to-date basis, mainly due to continued market expansion and increased sales efforts.

        Sales of Specialty Structures products increased in 2008, as compared with 2007, on both a quarterly and year-to-date basis. In North America, structure sales in the wireless communication market in 2008 improved over 2007. Sales of wireless communication components increased due to the Site Pro acquisition. Sales of wireless communication poles in China were down in 2008, as compared with 2007, both on a quarterly and year-to-date basis. We believe a major contributing factor to the decrease in wireless communication structures sales was reorganization of the Chinese wireless communication industry, which is causing some delays in ordering patterns for structures.

        Segment operating income for the thirteen weeks ended September 27, 2008 was slightly below 2007. On a year-to-date basis, operating income in 2008 improved over 2007. The factors contributing to stronger operating earnings in 2008 included:

  •
  Improvement in the North American specialty structures operations (approximately $1.3 million and $5.7 million, respectively), mainly due to the impact of actions taken in late 2007 to consolidate sign structure manufacturing operations, and;

  •
  West Coast, Tehomet and Site Pro acquisitions (approximately $1.6 million and $3.0 million, respectively).

        These improvements were largely offset by lower factory productivity in our North American lighting structures operations. Operating income from international operations was comparable to 2007, as currency translation effects (approximately $0.6 million and $2.3 million, respectively) offset increased market development expenses and lower operating income in China, which included start-up expenses related to our third plant in China. This manufacturing facility began production in the third quarter of 2008.

        The increases in SG&A expense for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007, were mainly due to:

  •
  Increased salary and employee benefit costs (approximately $1.0 million and $3.6 million, respectively);

  •
  West Coast, Tehomet and Site Pro acquisitions (approximately $1.6 million and $4.3 million, respectively), and;

  •
  Foreign currency translation (approximately $1.0 million and $4.1 million, respectively).

  Utility Support Structures segment

        The sales increases in the Utility Support Structures segment for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods of 2007, were due to the acquisition of Penn Summit and sales price increases implemented to recover higher steel costs. Unit sales of transmission, substation and distribution pole structures to utility customers in 2008 was slightly lower than 2007, both on a quarterly and year-to-date basis, mainly due to customers delaying shipments to future dates. These delays typically relate to factors such as weather and construction delays. Order flow continues to be strong, as sales backlogs were at record levels as of September 27, 2008. The increase in demand for utility structures was the result of continued investment by utility companies to improve the electrical transmission and distribution infrastructure in the United States.

        Gross profit increased in the third quarter of 2008, as compared with 2007 due to improved factory operating performance this year. The increases in SG&A spending for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007, were primarily due to the Penn Summit acquisition ($2.6 million and $6.8 million, respectively) and increased salary, benefits and incentive expenses related to the higher sales activity and operating profit levels (approximately $1.1 million and $2.1 million, respectively).

  Coatings segment

        Coatings segment sales for the thirteen and thirty-nine week periods ended September 27, 2008 were above 2007 levels, mainly due to increased demand for galvanizing services, offset to an extent by lower selling prices. In our galvanizing operations, pounds of steel galvanized (including intersegment sales) in 2008 for the thirteen and thirty-nine weeks ended September 27, 2008 increased over the same periods in 2007 by approximately 12% and 11%, respectively. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S.

        The increases in operating income for the thirteen and thirty-nine weeks ended September 27, 2008 as compared with the same periods in 2007 were principally due to lower zinc costs, the impact of higher galvanizing volumes and improvement in our utilization of zinc. The main reason for the SG&A spending increases for the third quarter and year-to-date periods ended September 27, 2008, as compared with the same periods in 2007, were higher incentive expenses associated with increased operating profit this year.

  Irrigation segment

        For the thirteen and thirty-nine weeks ended September 27, 2008 the sales increases in the Irrigation segment, as compared with the same periods in 2007, were mainly due to higher sales volumes, although selling prices also increased in 2008, as compared with 2007, to recover higher steel costs. In global markets, higher farm commodity prices and net farm income in 2008 and 2007 resulted in improved demand for irrigation machines. Sales demand in international markets was stronger in 2008, as compared with 2007, in most geographic regions, with the most significant sales increases taking place in Brazil, the Middle East and the Pacific Rim. In North America, demand for irrigation machines and service parts in 2008 was also enhanced due to machines that were damaged by a pattern of severe storms in the U.S.

        The increase in operating income for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007, was due to improved sales volumes, sales price increases to offset steel cost increases and operating leverage realized through control of SG&A spending. The increases in SG&A spending for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007 were mainly attributable to increased employee incentives associated with improved operational performance ($0.9 million and $2.2 million, respectively) and increased salary and benefit expense for additional administrative personnel ($1.2 million and $3.2 million, respectively).

  Other

        This mainly includes our tubing, industrial fastener and French machine tool accessories operations. The decreases in sales for the thirteen and thirty-nine weeks ended September 27, 2008, as compared with the same periods in 2007, was due to the sale of our machine tool accessory operation in early 2008 and the closure of a small tubing facility in late 2007. The impact of these actions on our operating income was not significant.

  Net corporate expense

        The increase in net corporate expenses for the thirteen weeks ended September 27, 2008, as compared with 2007, were due to higher compensation costs. On a year-to-date basis, net corporate expense was comparable with 2007. Items of lower expense in 2008 included:

  •
  decreased employee group insurance costs in 2008 (approximately $2.0 million), and;

  •
  lower deferred compensation liabilities related to investment losses in the assets in the deferred compensation plan of approximately $1.7 million.

        Items of greater expense in the year to date period in 2008 included higher employee incentives due to improved earnings and common stock price (which is used to value certain long-term management incentives) this year (approximately $1.1 million) and increased stock-based compensation expense in 2008 (approximately $0.6 million).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $410.7 million at September 27, 2008, as compared with $350.6 million at December 29, 2007. The ratio of current assets to current liabilities was 2.20:1 at September 27, 2008, as compared with 2.29:1 at December 29, 2007. The increase in net working capital and the current ratio mainly relates to increases in accounts receivable and inventories associated with higher sales activity and increased backlogs in 2008, as compared with 2007. Cash flow provided by operations was $67.0 million for the thirty-nine week period ended September 27, 2008, as compared with $55.2 million provided by operations for the same period in 2007. The increase in operating cash flows in 2008, as compared with 2007, related primarily to increased net earnings offset by an increase in working capital in 2008, as compared with 2007. In 2008 and 2007, we distributed $589 and $9,186, respectively, from our non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code.

        Investing Cash Flows—Capital spending during the thirty-nine weeks ended September 27, 2008 was $38.9 million, as compared with $42.9 million for the same period in 2007. Our capital spending in 2008 and 2007 included additional manufacturing capacity for ESS, Utility Support Structures and Irrigation segments. We expect that our capital spending for the 2008 fiscal year will be between $55 million and $60 million.

        Investing cash flows in 2008 also reflected the aggregate of $119.0 million of cash paid for the acquisitions completed in 2008. In 2007, we spent approximately $16.9 million (net of cash acquired) to acquire 70% of the outstanding stock of Tehomet Oy, a Finnish manufacturer of lighting structures and the remaining 20% of our Canadian aluminum pole manufacturing operation.

        The cash used to pay the distributions from our non-qualified deferred compensation plan was generated from the liquidation of investments, which was classified as "Proceeds from sale of assets" in the statement of cash flows for the thirty-nine week periods ended September 27, 2008 and September 29, 2007, respectively.

        Financing Cash Flows—Our total interest-bearing debt increased from $238.3 million as of December 29, 2007 to $295.7 million as of September 27, 2008, which was reported as an increase in financing cash flows for the thirty-nine weeks ended September 27, 2008. The main reasons for the increase in borrowings relate to the debt that we incurred to fund the 2008 acquisitions (approximately $70 million) and approximately $6.4 million of debt that we assumed as part of the West Coast and Penn Summit acquisitions. We funded the Penn Summit acquisition in part through approximately $50 million of our cash balances.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 27, 2008, our long-term debt to invested capital ratio was 27.0%, as compared with 27.3% at December 29, 2007. We may exceed our internal objective of 40% from time to time in order to take advantage of opportunities to grow and improve our businesses, such as the Newmark, Whatley and Sigma acquisitions that we completed in 2004. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2008.

        Our debt financing at September 27, 2008 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $32.5 million, $20.5 million which was unused at September 27, 2008. Our long-term debt at September 27, 2008 principally consisted of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We may repurchase the notes starting in May 2009 at specified prepayment premiums. Certain of our U.S. subsidiaries guarantee these notes.

  •
  $150 million revolving credit agreement with a group of banks that accrued interest at our option at:(a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) an interest rate spread over the LIBOR of 62.5 to 137.5 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA). At September 27, 2008, we had outstanding balances under the revolving credit agreement totaling $71.4 million. The revolving credit agreement has a termination date of May 4, 2009 and contained certain financial covenants that limited our additional borrowing capability under the agreement. At September 27, 2008, we had the ability to borrow an additional $69.6 million under this facility. The weighted average effective interest rate on borrowings outstanding under this agreement at September 27, 2008 was 3.30% per annum.

  •
  Term loan with a group of banks that accrued interest at our option at (a) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (b) LIBOR plus a spread of 62.5 to 137.5 basis points, depending on our debt to EBITDA ratio and had an outstanding balance of $23.8 million at September 27, 2008. This loan required quarterly principal payments through May 2009. The future principal payments due in 2008 and 2009 in millions were $11.9 and $11.9, respectively. The effective interest rate on this loan was 3.125% per annum at September 27, 2008.

        These debt agreements include certain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities. At September 27, 2008, we were in compliance with all covenants related to our debt agreements.

        Subsequent to September 27, 2008, we replaced the revolving credit agreement and the term loan with a new $280 million revolving credit facility described below. We repaid the outstanding balances of the revolving credit agreement and the term loan with borrowings from the new revolving credit facility.

        On October 16, 2008, we entered into a new five-year $280 million revolving credit agreement with a group of banks. We may increase the credit facility by up to an additional $100 million at any time, subject to participating banks increasing the amount of their lending commitments. The interest rate on our borrowings will be, at our option, either:

  (iii)
  LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 125 to 200 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA), or;

  (iv)
  the higher of

    •
    The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA, or

    •
    LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA

        The new revolving credit agreement has maintenance covenants that may limit our additional borrowing capability under the agreement, similar to the covenants in our prior revolving credit agreement.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        Other than our new revolving credit agreement, there have been no material changes to our financial obligations and financial commitments as described on page 37 in our Form 10-K for the year ended December 29, 2007.

  Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 29, 2007.

  Critical Accounting Policies

        There have been no changes in the Company's critical accounting policies during the quarter ended September 27, 2008. These policies are described on pages 39-42 in our Form 10-K for fiscal year ended December 29, 2007.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 27, 2008. For additional information, refer to the section "Risk Management" on pages 38-39 in our Form 10-K for the fiscal year ended December 29, 2007.

Item 4. Controls and Procedures

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In the third quarter of fiscal 2008, the Company implemented various process and information systems enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in its Brenham, Texas operation that is part of the ESS segment. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable, and accounts payable processes. Aside from such change, there have been no changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2008 to July 26, 2008	1,220	$111.22	—	—
July 27, 2008 to Aug. 30, 2008	302	$105.94	—	—
Aug. 31, 2008 to Sept. 27, 2008	—	—	—	—

Total	1,522	$110.17	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On July 28, 2008, the Company's Board of Directors declared a quarterly cash dividend on common stock of 13 cents per share, which was paid on October 15, 2008, to stockholders of record September 26, 2008. The indicated annual dividend rate is 52 cents per share.

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
Dated this 3rd day of November, 2008.

 List of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

QuickLinks

26,151,080 Outstanding shares of common stock as of October 20, 2008
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART I. FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Thirteen Weeks Ended September 27, 2008
For the Thirty-nine Weeks Ended September 27, 2008
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS December 29, 2007
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirty-nine Weeks Ended September 27, 2008
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Thirty-nine Weeks Ended September 29, 2007
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES PART 1. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
List of Exhibits