Form 10-K
period 2008-12-27
VALMONT INDUSTRIES INC
filed 2009-02-24
CIK 102729

Use these links to rapidly review the document

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008 or
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         At February 9, 2009 there were 26,225,729 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 28, 2008 was $1,529,143,000.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 27, 2009 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 27, 2008, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 27, 2008

PART I

Available Information

        We make available, free of charge through our Internet web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We submitted the annual Chief Executive Officer certification to the NYSE for 2008, as required by Section 303A.12(a) of the NYSE Corporate Governance rules.

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

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and a leading producer of metal and concrete pole and tower structures in our Engineered Support Structures and Utilities Support Structures businesses, and are a global producer of mechanized irrigation systems in our Irrigation business. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business. Our pole and tower structures support outdoor lighting and traffic control fixtures, electrical transmission lines and related power distribution equipment, wireless communications equipment and highway signs. Our mechanized irrigation equipment delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2008, approximately 28% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

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

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products. In 2006 and 2007, our

Irrigation business successfully expanded its sales of center pivot and linear irrigation machines into new markets in North Africa and Central Asia. In recent years, for example, we have been expanding our geographic presence in Europe and North Africa for lighting structures. Our strategy of building a manufacturing base in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication applications to the Chinese market. In 2008, we acquired Stainton Metal Co, Ltd. (Stainton), a manufacturer of lighting structures in England. We acquired Stainton to expand our geographic presence in the United Kingdom and acquire a leading market position in one of the largest economies in the world.

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

  Acquisitions

        We have grown internally and by acquisition. Our business expansions during the past five years include:

2004	•	Acquisition of Newmark International, Inc., a manufacturer of concrete and steel pole structures, headquartered in Birmingham, Alabama
	•	Acquisition of a fiberglass pole manufacturer in Commerce City, Colorado
	•	Acquisition of an overhead sign structure manufacturer in Selbyville, Delaware
	•	Purchase of equipment for the manufacture of poles in El Dorado, Kansas
2006	•	Acquisition of remaining 51% of a nonconsolidated steel pole manufacturing business in Monterrey, Mexico
2007	•	Acquisition of 70% of the outstanding shares of a lighting structure manufacturer headquartered in Kangasniemi, Finland
	•	Acquisition of certain assets of a galvanizing operation located in Salina, Kansas
2008	•	Acquisition of 70% of the outstanding shares of a lighting structure manufacturer headquartered in Canada
	•	Acquisition of the assets of a manufacturer of utility and wireless communication poles in Hazelton, Pennsylvania
	•	Acquisition of the assets of a wireless communication components distributor headquartered on Long Island, New York
	•	Acquisition of the assets of a materials analysis, testing and inspection services business in Pittsburgh, Pennsylvania
	•	Formation of a 51% owned joint venture to manufacture steel structures in Turkey
	•	Acquisition of the assets of a hot-dipped galvanizing operation located near Louisville, Kentucky
	•	Acquisition of a steel lighting structure manufacturer located in England

        There have been no significant divestitures of businesses in the past five years. In the fourth quarter of 2006, we decided to suspend our activities to develop support structures to serve the wind energy industry. In the fourth quarter of 2007, we consolidated operations in our North American Specialty Structures product line, which includes the closure of our sign structure facility in Selbyville, Delaware. In 2008, we sold our European machine tool accessories operation. The impact of these events on our financial statements was not significant.

(b)   Operating Segments

        We aggregate our operating segments into four reportable segments. We base our aggregation on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Our reportable segments are as follows:

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

        Other:    In addition to these four reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales. These activities include the manufacture of tubular products for a variety of industrial customers and the distribution of industrial fasteners. In early 2008, we divested of our machine tool accessories operation.

        Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 18 of our consolidated financial statements beginning on page 57.

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

        Markets—The key markets for our lighting and traffic products are the transportation and commercial lighting markets. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current highway program will expire in 2009 and Congress is starting to develop that next multi-year highway spending program. In the United States, economic stimulus legislation was enacted in response to a weak U.S. economy. Part of that stimulus package may include increased infrastructure spending, including road and highway construction. Enactment of such legislation could result in increased demand for lighting and traffic structures. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

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

        Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. The number of cell phone subscribers in the U.S. has grown substantially in the past 15 years, as cellular telephone technology has become commonplace worldwide. The growth in the number of subscribers and related services has continued in recent years, although at lower rates than in the 1990's. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. While demand for structures and components in recent years was substantially lower than in the late 1990's and 2000, we believe long-term growth should be driven by subscriber growth (although at a lower rate of growth than the past), increased usage, technologies, such as 3G (the third generation of wireless technology), and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

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

        Competition—There are a number of competitors in the wireless communication market in the U.S. Since market conditions have been relatively weak and ample manufacturing capacity has been available, pricing has become extremely competitive in recent years and we believe it is the main strategy for most of our competitors. We compete on the basis of product quality, service quality and design capability, although we must also remain price competitive to gain orders. We also face a number of competitors when we compete for sign structure sales, most of which compete on a regional basis.

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

        Markets—Our sales in this product line are outside the United States, where the key drivers are the building of capacity in the electrical transmission grid to support economic growth. Sales typically take place on a bid project basis with utility companies in a wide range of geographic areas, such as China, the Middle East and the Pacific Rim.

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

Utility Support Structures Segment:

        Products Produced—The Utility Support Structures segment produces steel and concrete pole structures for electrical transmission, substation and distribution applications. Our products help move electrical power from where it is produced to where it is used. We manufacture tapered steel and pre-stressed concrete poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low-voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). In addition, we produce hybrid structures, which are structures with a concrete base section and steel upper sections. Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

        Markets—Our sales in this segment are mostly in the United States, where the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. We believe that the passage of energy legislation in the U.S. in 2005 is encouraging utility companies to invest in transmission and distribution infrastructure. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user. Sales may take place on a bid project basis or through strategic alliance relationships with certain customers.

        Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at a reasonable price. We compete on the basis of product quality, engineering expertise, high levels of customer service and reliable, timely delivery of the product. There are many competitors. Companies compete on the basis of price, quality and service. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criterion in the bid process.

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

        Distribution Methods—Due to freight costs, a galvanizing location has an effective service area of an approximate 300 to 500 mile radius. While we believe that we are one of the largest custom galvanizers in North America, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Irrigation Segment:

        Products Produced—In our Irrigation segment, we manufacture and distribute mechanical irrigation equipment and related service parts under the "Valley" brand name. A Valmont irrigation machine usually is powered by electricity and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a "center pivot") rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a "corner" machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a "linear" machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. We also offer growers options to control multiple irrigation machines through centralized computer control or mobile remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

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

        Markets—Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the purchase decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates, the status of government support programs and water regulations in local areas. In many international markets, the relative strength or weakness of local currencies as compared with the U.S. dollar may affect net farm income, since export markets are generally denominated in U.S. dollars.

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

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In the past three years, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $611.0 million at the end of the 2008 fiscal year and $369.0 million at the end of the 2007 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2009. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 27, 2008	Dec. 29, 2007
Engineered Support Structures	$184.4	$171.7
Utility Support Structures	381.6	143.6
Irrigation	37.8	41.6
Other	7.2	12.1

	$611.0	$369.0

  Research Activities.

        The information called for by this item is included in Note 14 of our consolidated financial statements on page     of this report.

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

  Number of Employees.

        At December 27, 2008, we had 7,300 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 18 of our consolidated financial statements beginning on page 58 of this report. While China accounted for approximately 7% of our net sales in 2008, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 18 include sales to outside customers.

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

        Rising steel prices in 2006 and 2008 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses. In the 2008 fiscal year, we experienced rapid increases in steel prices. We believe this situation was due to significant increases in global steel production and consumption (especially in rapidly growing economies, such as China and India). The strong global demand for steel led to rapidly rising costs in key steel-making materials (such as coke, iron ore and scrap steel), thereby raising prices to companies that manufacture products from steel. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases and result in reduced operating margins, particularly in our lighting and traffic and utility businesses.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which occurred in 2007 and 2008 due to additional energy usage caused by severe winter weather conditions and higher oil, gasoline and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because we heat our processing tanks with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we may hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

Current negative economic conditions could adversely affect our results

        The current difficulties in global credit markets, softening economies and a growing apprehension among consumers may negatively impact the markets we serve in all of our operating segments. Additionally, unlike the cyclical downturns discussed below which may impact only one of our markets at a time, the current negative economic conditions may affect most or all of the markets we serve at the same time, reducing demand for our products and adversely affecting our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers' demand for our products.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were nearly $440 million in 2008. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. Lower levels of farm income generally result in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers' buying decisions. Farm income can also decrease as farmers' operating costs increase. In 2008, rapid increases in oil and natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry, will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        We have also experienced cyclical demand for those of our products that we sell to the wireless communications industry. Our sales to the wireless communications industry were approximately

$110 million in 2008. Sales of wireless structures to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new structures to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry. Changes in the competitive structure of the wireless industry, due to industry consolidation or reorganization, may interrupt capital plans of the wireless carriers as they assess their networks. We believe this factor resulted in reduced demand for wireless communication structures in China in 2008.

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

        The current economic recession in the United States will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential areas. As residential and commercial construction weakens, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in event of an overall downturn in the economies in Europe or China, we may experience decreased demand if our customers have difficulty securing credit for their purchases from us.

        In addition, sales in our Engineered Support Structures segment, particularly our lighting and traffic products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the U.S. federal highway program. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.

We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 27, 2008, we operated over 50 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2008, approximately 28% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We also have a significant manufacturing presence in China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        We sell our products in many countries around the world. Approximately 28% of our fiscal 2008 sales were generated by export demand or foreign markets and are often made in foreign currencies, mainly the Brazilian real, Canadian dollar, Chinese renminbi, euro and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

        We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature could have a material adverse effect on our results of operations and financial condition in any given period.

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

        We have a significant amount of indebtedness. As of December 29, 2008, we had approximately $338 million of total indebtedness outstanding and our ratio of total interest- bearing debt to shareholders' equity was 54%. We had $111 million of additional borrowing capacity under our revolving credit facility at December 27, 2008. We increased our indebtedness in 2008 to make business acquisitions and major capital expenditures. Our level of indebtedness could have important consequences, including:

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

        The restrictions and covenants in our debt agreements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities. These covenants may prevent us from taking advantage of business opportunities that arise.

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

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Aurora, Colorado	Leased	Manufacture of fiberglass poles for lighting and traffic
Kangasniemi, Finland	Owned	Manufacture of steel poles for lighting and traffic
Parikkala, Finland	Leased	Manufacture of wood poles for lighting and traffic
Tallinn, Estonia	Owned	Manufacture of steel poles for lighting and traffic
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Ankara, Turkey	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Stockton-on-Tees, England	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Shanghai, China	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Haiyang, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Heshan City, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Delta, British Columbia, Canada	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Winnipeg, Manitoba , Canada	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Barrie, Ontario, Canada	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Ferndale, Washington	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Hauppauge, New York	Leased	Distribution of wireless communication structures and components and specialty products
Santa Fe Springs, California	Leased	Distribution of wireless communication structures and components and specialty products

	Owned, Leased	Principal Activities
Atlanta, Georgia	Leased	Distribution of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Utility Support Structures Segment
Birmingham, Alabama	Leased	Segment management headquarters
Tuscaloosa, Alabama	Owned	Manufacture of concrete poles for utility
Bay Minette, Alabama	Owned	Manufacture of concrete poles for utility
Claxton, Georgia	Owned	Manufacture of concrete poles for utility
Bartow, Florida	Owned	Manufacture of concrete poles for utility
Barstow, California	Owned	Manufacture of concrete and steel poles for utility
Bellville, Texas	Owned	Manufacture of concrete poles for utility
Tulsa, Oklahoma	Owned	Manufacture of steel poles for utility
Hazleton, Pennsylvania	Leased	Manufacture of steel poles for utility
Pittsburgh, Pennsylvania	Leased	Materials analysis, testing and inspection services
Jasper, Tennessee	Leased	Manufacture of steel poles for utility
Monterrey, Mexico	Owned	Manufacture of steel poles for utility
Mansfield, Texas	Leased	Manufacture of steel poles for utility
El Dorado, Kansas	Leased	Manufacture of steel poles for utility
Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing and painting services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting services
Salina, Kansas	Owned	Galvanizing services
Sioux City, Iowa	Owned	Galvanizing services
Jeffersonville, Indiana	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Segment management headquarters; galvanizing services
West Point, Nebraska	Owned	Galvanizing services
Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Brisbane, Australia	Leased	Distribution of irrigation equipment
San Antonio, Texas	Leased	Distribution of irrigation equipment
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of irrigation equipment
Other Locations
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

Executive Officers of the Company

        Our executive officers at December 27, 2008, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 60, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 61, Senior Vice President and Chief Financial Officer since January 1997.

  E. Robert Meaney, age 61, Senior Vice President since September 1998.

  Steven G. Branscombe, age 53, Vice President—Information Technology since October 2001.

  John G. Graboski, age 53, Vice President—Human Resources since August 2007. Director of Human Resources at Praxair Distribution, Inc. from March 1997 to August 2007.

  Mark C. Jaksich, age 51, Vice President and Controller since February 2000.

  Walter P. Pasko, age 58, Vice President—Procurement since May 2002.

  Brian Desigio, age 39, Vice President—Business Development since April 2008. Senior Vice President at Fairmount Food Group from January 2006 to April 2008. Director of Corporate Development at General Mills from January 2004 to December 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock, previously listed and trading on the NASDAQ National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange and began trading under the symbol "VMI" on August 30, 2002. We had approximately 5,800 shareholders of common stock at December 27, 2008. Other stock information required by this item is included in "Quarterly Financial Data (unaudited)" on page 70 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2008 to October 25, 2008	—	—	—	—
October 26, 2008 to November 29, 2008	12,748	$45.70	—	—
November 30, 2008 to December 27, 2008	249	59.90	—	—

Total	12,997	$45.98	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
Operating Data
Net sales	$1,907,278	$1,499,834	$1,281,281	$1,108,100	$1,031,475
Operating income	228,591	155,626	110,085	82,863	70,112
Net earnings	132,397	94,713	61,544	39,079	26,881
Depreciation and amortization	39,597	35,176	36,541	39,392	38,460
Capital expenditures	50,879	56,610	27,898	35,119	17,182
Per Share Data
Earnings:
Basic	$5.13	$3.71	$2.44	$1.61	$1.13
Diluted	5.04	3.63	2.38	1.54	1.10
Cash dividends	0.495	0.410	0.370	0.335	0.320
Financial Position
Working capital	$475,215	$350,561	$277,736	$229,161	$277,444
Property, plant and equipment, net	269,320	232,684	200,610	194,676	205,655
Total assets	1,326,288	1,052,613	892,310	802,042	843,351
Long-term debt, including current installments	338,032	223,248	221,137	232,340	322,775
Shareholders' equity	624,131	510,613	401,281	328,675	294,655
Cash flow data:
Net cash flows from operations	$52,575	$110,249	$59,130	$133,777	$5,165
Net cash flows from investing activities	(194,615)	(71,040)	(36,735)	(30,354)	(150,673)
Net cash flows from financing activities	109,291	(210)	(6,946)	(93,829)	139,741
Financial Measures
Invested capital(a)	$1,066,160	$819,092	$706,855	$641,392	$697,691
Return on invested capital(a)	16.0%	14.0%	11.1%	7.7%	7.6%
EBITDA(b)	$260,474	$191,635	$146,029	$122,317	$97,541
Return on beginning shareholders' equity(c)	25.9%	23.6%	18.7%	13.3%	10.1%
Long-term debt as a percent of invested capital(d)	31.7%	27.3%	31.3%	36.2%	46.3%
Year End Data
Shares outstanding (000)	26,168	25,945	25,634	24,765	24,162
Approximate number of shareholders	5,800	5,800	5,600	5,700	5,600
Number of employees	7,380	6,029	5,684	5,336	5,542

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

	2008	2007	2006	2005	2004
Operating income	$228,591	$155,626	$110,085	$82,863	$70,112
Effective tax rate	34.2%	31.4%	32.0%	37.8%	36.0%
Tax effect on Operating income	(78,178)	(48,867)	(35,227)	(31,322)	(25,240)

After-tax Operating income	150,413	106,759	74,858	51,541	44,872

Average Invested Capital	942,626	762,974	674,124	669,542	590,728

Return on Invested Capital	16.0%	14.0%	11.1%	7.7%	7.6%
Total Assets	$1,326,288	$1,052,613	$892,310	$802,042	$843,351
Less: Accounts Payable	(136,868)	(128,599)	(103,319)	(90,674)	(77,222)
Less: Accrued Expenses	(119,858)	(102,198)	(79,699)	(67,869)	(66,506)
Less: Dividends Payable	(3,402)	(2,724)	(2,437)	(2,107)	(1,932)

Total Invested Capital	$1,066,160	$819,092	$706,855	$641,392	$697,691

Beginning of year Invested Capital	819,092	706,855	641,392	697,691	483,764

Average Invested Capital	$942,626	$762,974	$674,124	$669,542	$590,728

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

	2008	2007	2006	2005	2004
Net cash flows from operations	$52,575	$110,249	$59,130	$133,777	$5,165
Interest expense	18,267	17,726	17,124	19,498	16,073
Income tax expense	70,213	44,020	30,820	24,348	16,127
Deferred income tax (expense) benefit	4,502	1,620	11,027	1,946	4,701
Minority interest	(3,823)	(2,122)	(1,290)	(1,052)	(2,397)
Equity in earnings/(losses) in nonconsolidated subsidiaries	914	686	(2,665)	106	572
Stock-based compensation	(4,736)	(3,913)	(2,598)	(646)	(473)
Payment of deferred compensation	1,260	9,186	—	—	—
Changes in assets and liabilities, net of acquisitions	123,866	16,278	34,213	(52,647)	61,031
Other	(2,564)	(2,095)	268	(3,013)	(3,258)

EBITDA	$260,474	$191,635	$146,029	$122,317	$97,541

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

	2008	2007	2006	2005	2004
Current portion of long-term debt	$904	$22,510	$18,353	$13,583	$7,962
Long-term debt	337,128	200,738	202,784	218,757	314,813

Total Long-term debt	$338,032	$223,248	$221,137	$232,340	$322,775

Total Invested Capital	$1,066,160	$819,092	$706,255	$641,392	$697,691

Long-term debt as a percent of invested capital	31.7%	27.3%	31.3%	36.2%	46.3%

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

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

	2008	2007	Change 2008-2007	2006	Change 2007-2006
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,907.3	$1,499.8	27.2%	$1,281.3	17.1%
Gross profit	510.5	399.8	27.7%	326.7	22.4%
as a percent of sales	26.8%	26.7%		25.5%
SG&A expense	281.9	244.2	15.4%	216.6	12.7%
as a percent of sales	14.8%	16.3%		16.9%
Operating income	228.6	155.6	46.9%	110.1	41.3%
as a percent of sales	12.0%	10.4%		8.6%
Net interest expense	15.9	14.9	6.7%	15.1	(1.5)%
Effective tax rate	34.2%	31.4%		32.0%
Net earnings	$132.4	$94.7	39.8%	$61.5	53.9%
Diluted earnings per share	$5.04	$3.63	38.8%	$2.38	52.3%
Engineered Support Structures Segment
Net sales	$706.9	$581.5	21.6%	$509.3	14.2%
Gross profit	176.1	154.1	14.3%	136.0	13.3%
SG&A expense	119.9	98.6	21.6%	89.8	9.8%
Operating income	56.2	55.5	1.3%	46.2	20.1%
Utility Support Structures Segment
Net sales	439.7	327.3	34.3%	280.8	16.5%
Gross profit	116.5	82.4	41.4%	62.9	31.0%
SG&A expense	51.8	38.0	36.3%	31.9	19.2%
Operating income	64.7	44.4	45.7%	31.0	43.1%
Coatings Segment
Net sales	112.0	106.5	5.2%	90.4	17.7%
Gross profit	45.2	33.9	33.3%	29.5	15.0%
SG&A expense	13.4	10.9	22.9%	10.7	1.7%
Operating income	31.8	23.0	38.3%	18.8	22.6%
Irrigation Segment
Net sales	562.7	388.9	44.7%	312.8	24.3%
Gross profit	143.2	98.5	45.4%	73.9	33.3%
SG&A expense	56.0	46.8	19.7%	40.9	14.4%
Operating income	87.2	51.7	68.7%	33.0	56.7%
Other
Net sales	86.0	95.6	(10.0)%	87.9	8.7%
Gross profit	30.1	30.7	(2.0)%	25.1	22.3%
SG&A expense	9.1	11.8	(22.9)%	12.5	(5.6)%
Operating income	21.0	18.9	11.1%	12.5	51.2%
Net corporate expense
Gross profit	(0.6)	0.2	NM	(0.7)	NM
SG&A expense	31.7	38.1	(16.8)%	30.6	24.3%
Operating loss	(32.3)	(37.9)	14.8%	(31.4)	(20.7)%

NM = Not meaningful

RESULTS OF OPERATIONS

FISCAL 2008 COMPARED WITH FISCAL 2007

Overview

  General

        The sales increase in 2008, as compared with 2007, was due to increased selling prices to recover higher raw material costs, sales unit volume increases, acquisitions and foreign currency translation effects. The sales unit volume increase was due to improved sales demand in all reportable segments. The largest sales unit volume increases were in the Irrigation and Coatings segments. On a consolidated basis, sales unit volume increased approximately 8% in 2008, as compared with 2007. Our costs for hot-rolled steel products escalated rapidly throughout 2008, resulting in higher costs for the items we manufacture. Where possible, we increased sales prices to our customers to recover these increased costs.

        The gross margin (gross profit as a percent of sales) in the 2008 fiscal year was comparable to 2007. Despite rapidly rising material prices, we were generally able to pass on these cost increases through higher selling prices to maintain gross margins. On a segment basis in 2008, improved gross margin in the Coatings and Utility segments offset weaker gross margin in the ESS segment.

        The increase in selling, general and administrative (SG&A) expenses for the fiscal year ended December 27, 2008, as compared with 2007, mainly resulted from:

  •
  Increased salary and benefit costs to support the increase in sales activity (approximately $16.5 million);

  •
  Net effect of acquisitions and divestitures (approximately $11.5 million);

  •
  Foreign currency translation effects (approximately $3.2 million).

        These increases were somewhat offset by lower group medical expenses for the fiscal year ended December 27, 2008, as compared with 2007 (approximately $3.0 million) and decreased deferred compensation expense related to the investment losses in the marketable securities underlying the deferred compensation plan (approximately $4.2 million). These investment losses resulted in lower amounts due to plan participants and, accordingly, reduced compensation expense. We recorded these investment losses as "Other Expense" in our condensed consolidated statement of operations for the fiscal year ended December 27, 2008. The impact of these investments on the consolidated statement of operations in the 2007 fiscal year was not significant.

        All reportable segments contributed to the improved operating income in 2008 as compared with 2007. The Irrigation, Utility and Coatings segments realized the largest increases in operating income in 2008, as compared with 2007.

        Net interest expense for the fiscal year ended December 27, 2008 was slightly higher than 2007, as the effect of higher average borrowing levels in 2008 on interest expense were offset by lower interest rates on our variable rate debt in 2008, as compared with 2007.

        The increase in "Miscellaneous expense" in 2008, as compared with 2007 mainly related to investment losses in the assets in our deferred compensation plan of $4.2 million and foreign currency exchange transaction losses in certain international operations.

        Our effective tax rate for the fiscal year ended December 27, 2008 was higher as compared with 2007. Our income tax rate in 2007 was lower than normal and was principally associated with the realization of certain income tax benefits on transactions that occurred in prior years. These income tax benefits mainly related to the expiration of statutes of limitation. Other factors that contributed to a higher income tax rate in 2008, as compared with 2007, included higher taxes on our profits generated in China due to changes in their respective income tax laws in late 2007 and lower tax credits realized in the U.S. in 2008, as compared with 2007.

        Our cash flows provided by operations were $52.6 million for the fiscal year ended December 27, 2008, as compared with $110.2 million of cash provided by operations in 2007. The lower operating cash flows in 2008 principally resulted from increased accounts receivable and inventory in 2008 to support increased sales volume levels. Inventory levels also increased throughout 2008 due to rapidly rising steel prices and extended delivery times from our suppliers. In response to these conditions, we increased inventory levels to ensure that we had materials on hand to meet our delivery commitments to our customers.

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

  •
  Site Pro 1, Inc. (Site Pro), a wireless communication components company headquartered in Long Island, New York acquired in July 2008;

  •
  Gateway Galvanizing (Gateway), a hot-dipped galvanizing operation located near Louisville, Kentucky acquired in October 2008, and;

  •
  Stainton Metal Co., Ltd. (Stainton), a manufacturer of steel lighting and wireless communication structures located in Stockton-on-Tees, England acquired in November 2008.

        In addition to these acquisitions, we acquired a small materials analysis, testing and inspection services business located in Pittsburgh, Pennsylvania and formed a pole manufacturing joint venture in Turkey.

        We report Tehomet, West Coast, Site Pro, the Turkish joint venture and Stainton as part of the ESS segment. We report Penn Summit and the engineering services company as part of the Utility segment. We report Gateway as part of the Coatings segment. In addition, we divested certain operations that were included as part of our "Other" businesses. These operations included our tubing operation in Waverly, Nebraska, which we closed in late 2007 and our French machine tool accessory operation, which we sold to a third party in January 2008.

        The aggregate net increase of our net sales associated with these acquisitions and divestures for the fiscal year ended December 27, 2008, as compared with 2007 was approximately $78.4 million. The operating income net increase in fiscal 2008 over 2007 due to acquisitions and divestures was approximately $9.5 million.

  Foreign Currency Translation

        For the fiscal year ended December 27, 2008, we realized approximately $24.2 million of increased sales related to the financial statement translation of our international operations into U.S. dollars. These translation effects also resulted in an increase in operating income for the 2008 fiscal year ended December 27, 2008, as compared with 2007 of approximately $3.3 million.

        Foreign currencies such as the Euro and the Brazilian Real were stronger in relation to the U.S. dollar through most of 2008, as compared with 2007. Accordingly, our sales denominated in those currencies translated to a higher amount of U.S. dollars in 2008, as compared with 2007.

  Engineered Support Structures segment

        The sales increase for the fiscal year ended December 27, 2008, as compared with 2007 was due to the increased sales prices to recover higher steel costs (approximately $41.0 million), the net effect of acquisitions and divestitures (approximately $49.6 million) and foreign currency translation impacts (approximately $22.5 million). On a regional basis, sales unit volumes in North America were up modestly in 2008, as compared with 2007. Volumes in Europe and China in 2008 were comparable with 2007.

        In North America, lighting and traffic structure sales in 2008 were higher than 2007, due to a combination of the West Coast acquisition and increased sales price increases. In the transportation market channel, sales were slightly higher in 2008, as compared with 2007, as highway spending funded through the U.S. federal and state programs was stronger than in 2007. Sales in the commercial market channel in 2008 were slightly lower than 2007, due predominantly to a weaker commercial construction market in the U.S. Sales of lighting structures to electrical utilities in 2008 lagged 2007, due to the recent weakness in the residential housing market. In Europe, sales in local currency were higher in 2008, as compared with 2007 due mainly to sales price increases to recover higher steel costs and the full-year impact of the Tehomet acquisition, offset somewhat by weaker volumes in France. Sales of lighting structures in China in 2008 were higher than 2007, on both a quarterly and year-to-date basis, mainly due to continued market expansion and increased sales efforts.

        Sales of Specialty Structures products increased in 2008, as compared with 2007. In North America, structure sales in the wireless communication market in 2008 improved over 2007. Sales of wireless communication components increased due to the Site Pro acquisition. Sales of wireless communication poles in China were down in 2008, as compared with 2007. We believe a major contributing factor to the decrease in wireless communication structures sales was reorganization of the Chinese wireless communication industry, which is causing some delays in ordering patterns for structures.

        Segment operating income for the fiscal year ended December 27, 2008 was essentially unchanged from 2007. Improved operating performance in the North American specialty structures operations (approximately $8.4 million), mainly due to the impact of actions taken in late 2007 to consolidate sign structure manufacturing operations, and the impact of the West Coast, Tehomet, Site Pro and Mitas acquisitions (approximately $5.0 million) contributed to segment operating income improvement. These improvements were offset by lower factory productivity in our North American lighting structures operations and higher SG&A expenses. Operating income from international operations was comparable to 2007, as currency translation effects (approximately $2.4 million) offset increased market development expenses and lower operating income in China, which included start-up expenses related to our third plant in China. This manufacturing facility began production in the third quarter of 2008. The impact of the Stainton acquisition did not have a significant impact on 2008 operating income, as this acquisition was completed in November 2008.

        The increase in SG&A expense for the fiscal year ended December 27, 2008, as compared with 2007, was mainly due to:

  •
  Increased salary and employee benefit costs (approximately $5.3 million);

  •
  Acquisitions (approximately $6.1 million), and;

  •
  Foreign currency translation (approximately $3.5 million).

  Utility Support Structures segment

        The sales increase in the Utility Support Structures segment for the fiscal year ended December 27, 2008, as compared with 2007, was mainly due to the acquisition of Penn Summit and sales price increases implemented to recover higher steel costs. Unit sales of transmission, substation and distribution pole structures to utility customers in 2008 were comparable to 2007. However, sales order flow in this segment was very strong in 2008, as sales backlogs at December 27, 2008 more than doubled from the end of 2007. The increase in demand for utility structures was the result of continued investment by utility companies to improve the electrical transmission and distribution infrastructure in the United States.

        Gross profit increased in the 2008 fiscal year, as compared with 2007, due to improved sales prices and factory operating performance this year. The increases in SG&A spending for the fiscal year ended December 27, 2008, as compared with 2007, was primarily due to the acquisitions completed in 2008 ($9.2 million) and increased salary, benefits and incentive expenses related to the higher sales activity and operating profit levels (approximately $1.7 million).

  Coatings segment

        Coatings segment sales for the fiscal year ended December 27, 2008 were above 2007, mainly due to increased demand for galvanizing services, offset to an extent by lower selling prices. In our galvanizing operations, pounds of steel galvanized (including intersegment sales) in the fiscal year ended December 27, 2008 increased over 2007 by approximately 7%. The volume increases were due to stronger industrial economic conditions in our market areas, including increased galvanizing services provided to our other operations in the U.S.

        The increase in operating income in the 2008 fiscal year, as compared with 2007 were principally due to lower zinc costs, the impact of higher galvanizing volumes and improvement in our utilization of zinc. The main reasons for the SG&A spending increases in 2008, as compared with 2007, were higher employee compensation costs related to increased sales activity in 2008 and increased incentive expenses associated with improved operating income this year.

  Irrigation segment

        The increase in Irrigation segment sales for fiscal 2008, as compared with 2007, was mainly due to a combination of improved sales volumes and higher selling prices to recover higher steel costs. In global markets, higher farm commodity prices and net farm income in 2008 and 2007 resulted in improved demand for irrigation machines, although market demand in the fourth quarter of 2008 was below 2007 levels. We believe that the slowdown late in 2008 was due in part to uncertainty in general economic conditions and lower farm commodity prices in the latter part of 2008. Sales demand in international markets was stronger in 2008, as compared with 2007, in most geographic regions, with the most significant sales increases taking place in Brazil, the Middle East and the Pacific Rim. In North America, demand for irrigation machines and service parts in 2008 was also enhanced due to machines that were damaged by a pattern of severe storms in the U.S.

        The increase in operating income for the fiscal year ended December 27, 2008, as compared with 2007, was due to improved sales volumes, sales price increases to offset steel cost increases and operating leverage realized through control of SG&A spending. The increase in SG&A in 2008, as compared with 2007, was mainly attributable to increased employee incentives associated with improved operational performance (approximately $1.8 million) and increased salary and benefit expense for additional administrative personnel (approximately $4.0 million).

  Other

        This mainly includes our tubing, industrial fastener and French machine tool accessories operations. The sales decrease in the fiscal year ended December 27, 2008, as compared with 2007, was due to the sale of our machine tool accessory operation in early 2008 and the closure of a small tubing facility in late 2007. The impact of these actions on our operating income was not significant.

  Net corporate expense

        The decrease in net corporate expenses for the fiscal year ended December 27, 2008, as compared with 2007, was mainly due to:

  •
  lower employee incentives, mainly due to a lower common stock price at year-end 2008, which is used to value long-term management incentives (approximately $4.6 million), and;

  •
  lower deferred compensation liabilities related to investment losses in the assets in the deferred compensation plan of approximately $4.2 million. This plan is a non-qualified defined contribution plan. The investment losses resulted in lower amounts due to the plan participants, which we recorded as a reduction of compensation expense. We recorded these investment losses in the underlying plan assets as "Other expense" in our consolidated statement of operations in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        Working Capital and Operating Cash Flows    Net working capital was $475.2 million at fiscal year-end 2008, as compared with $350.6 million at fiscal year-end 2007. The increase in working capital was mainly the result of higher accounts receivables and inventories associated with the sales increase in 2008. The ratio of current assets to current liabilities was 2.69:1 as of December 27, 2008 as compared with 2.29:1 at December 29, 2007. Operating cash flow was $52.6 million in 2008, as compared with $110.2 million in 2007 and $59.1 million in 2006. The decrease in operating cash flow in 2008, as compared with 2007, resulted from increased receivables and inventories to support the growth in sales. Inventory levels also increased throughout 2008 due to rapidly rising steel prices and extended delivery times from our suppliers. In response to these conditions, we increased inventory levels to ensure that we had materials on hand to meet our delivery commitments to our customers.

        Investing Cash Flows    Capital spending was $50.9 million in 2008, as compared with $56.6 million in 2007, and $27.9 million in 2006. The largest capital spending projects related to manufacturing capacity additions in the ESS and Utility Support Structures segments. Due mainly to the growth in the Utility Support Structures segment and the international side of the ESS segment, we will be investing in manufacturing capacity to meet the market demand in these segments. Accordingly, we estimate that our 2009 capital expenditures to be approximately $50 million.

        We also made other investments and acquisitions over the past three years. In 2008, we invested an aggregate of $146.7 for the Penn Summit, West Coast, Site Pro, Mitas, Matco, Gateway and Stainton acquisitions. In 2007, we invested an aggregate of $22.6 million for the Tehomet acquisition,, the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility ($3.8 million) and certain assets of a galvanizing operation in Salina, Kansas ($6.5 million). In 2006, we invested a total of $8.6 million in our Mexican pole manufacturing joint venture, including $3.8 million (net of cash acquired) for the remaining 51% ownership in this entity.

        Financing Cash Flows    Total interest-bearing debt increased from $238.3 million in 2007 to $357.6 million as of December 27, 2008. Most of this increase related to the debt with the acquisitions completed in 2008, offset to a degree by the scheduled debt repayments on our existing debt.

Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 27, 2008, our long-term debt to invested capital ratio was 31.7%, as compared with 27.3% at the end of fiscal 2007. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. Dependent on our level of acquisition activity, we expect our long-term debt to invested capital ratio to remain below 40% in 2009.

        Our priorities in use of future cash flows are as follows:

  •
  Fund internal growth initiatives in core businesses

  •
  Pay down interest-bearing debt

  •
  Invest in acquisitions connected to our core businesses or an existing competency

  •
  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

        Our debt financing at December 27, 2008 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $33.3 million, $24.9 million of which was unused at December 27, 2008. Our long-term debt principally consists of:

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

  (a)
  LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 125 to 200 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA), or;

  (b)
  the higher of

  •
  The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA, or

  •
  LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA

        At December 27, 2008, we had $169.0 in outstanding borrowings under the revolving credit agreement, at an interest rate of 3.10%. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 27, 2008, we had the ability to borrow an additional $111 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 27, 2008, we were in compliance with all covenants related to these debt agreements.

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 27, 2008 are summarized as follows, (in millions of dollars):

Contractual Obligations	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt	$338.0	$0.9	$7.5	$169.9	$159.7
Interest	86.5	16.4	32.1	29.2	8.8
Unconditional purchase obligations	33.9	33.9	—	—	—
Operating leases	60.4	11.0	18.1	11.5	19.8

Total contractual cash obligations	$518.8	$62.2	$57.7	$210.6	$188.3

        Long-term debt principally consists of the $150 million of senior subordinated notes and the bank revolving credit agreement ($169 million was outstanding at December 27, 2008). We also had various other borrowing arrangements aggregating $19 million at December 27, 2008. Obligations under these agreements may accelerate in event of non-compliance with covenants. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2009. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 27, 2008, we had approximately $2.4 million of various unrecognized income tax benefits that are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential tax payments.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 27, 2008 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2009	2010-2011	2012-2013	Thereafter
Standby Letters of Credit	$2.3	$2.3	$—	$—	$—

Total commercial commitments	$2.3	$2.3	$—	$—	$—

        The above commitments are loan guarantees of a non-consolidated subsidiary in Argentina that is accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply, government tariffs and the costs of steel- making inputs. We have also experienced volatility in natural gas prices in the past several years, especially 2005. In 2006, zinc prices rose rapidly and reached a record high price in late 2006. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts to mitigate the impact of rising gas prices on our operating income.

Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

        Interest Rates—Our interest-bearing debt is a mix of fixed and variable rate debt. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have an impact on interest expense of approximately $0.7 million and $0.4 million 2008 and 2007, respectively.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions and balance sheet positions that are in currencies other than the functional currencies of our operations. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $4.1 million in 2008 and $3.8 million in 2007.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2008	2007
	(in millions)
Europe	$10.8	$7.9
Asia	7.2	5.3
South America	1.9	1.7
Mexico	2.0	1.1
South Africa	0.5	0.5

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. Our annual U.S. gas requirements are approximately 700,000 MMBtu. At December 27, 2008, he had no open natural gas contracts.

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

        If our customers' financial condition was to deteriorate, resulting in an impaired ability to make payment, additional allowances may be required.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $12.6 million at December 27, 2008. If our estimate changed by 50%, the impact on operating income would be approximately $6.3 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

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

        In 2006 and 2008, we experienced substantially higher costs to produce inventory than in the prior respective years, due mainly to higher cost for steel and steel- related products. This resulted in higher cost of goods sold (and lower operating income) in 2006 and 2008 of approximately $8.3 million and $22.4 million, respectively, than had our entire inventory been valued on the FIFO method. In 2007, prices decreased modestly and operating income would have decreased by approximately $1.6 million in each year, had our entire inventory been valued on the FIFO method.

        We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional inventory write downs may be required.

Depreciation, Amortization and Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years.

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

        In the case of our reporting units, the above criteria have been met and no further evaluation was required. If our assumptions about intangible assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 8.5%, which we estimate to be our after-tax cost of capital.

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

        The assumptions used in our valuation of stock options were as follows in 2008, 2007 and 2006:

	2008	2007	2006
Volatility	31.5%	31.8%	31.9%
Expected term from vesting date	3.0 yrs.	2.9 yrs.	3.1 yrs.
Risk-free interest rate	1.54%	3.55%	4.72%
Dividend yield	0.65%	0.92%	1.21%

        These variables are developed using a combination of our internal data with respect to stock price volatility and exercise behavior of option holders and information from outside sources. The development of each of these variables requires a significant amount of judgment. Changes in the values of the above variables will result in different option valuations and, therefore, different amounts of compensation cost. The per-share value of options granted in 2008 was $1.34 lower using the 2008 assumptions, than had we used the 2007 assumptions.

Income Taxes

        We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. We consider future taxable income expectations and tax-planning strategies in assessing the need for the valuation allowance. If we estimate a deferred tax asset is not likely to be fully realized in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net earnings in the period the determination was made. Likewise, if we subsequently determine that we are able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 27, 2008, we had approximately $11.7 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $8.7 million. In 2008, we added a net $1.4 million of valuation allowances (and, accordingly, increased our income tax expense), because we determined that, based on facts and circumstances, the realization of these deferred tax assets was not more likely than not. For 2007, the most significant increase in our valuation allowance was $2.3 million related to the uncertainty in realization of the net operating loss and asset tax carryforwards in our Mexican utility structures facility due to 2007 changes in Mexican tax law. We determined that, based on the new tax law, we would not likely be able to realize the full value of these carryforwards. Accordingly, we established the valuation allowance on these deferred tax assets. For 2008, we used a portion of net operating loss as well as recorded an increase due to inflation, the net of which was not significant. If these circumstances change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

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

  Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement 141R ("SFAS No. 141R"), Business Combinations. This Statement amends accounting and reporting standards associated with business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, SFAS No. 141R requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement is effective for business combinations completed by us after December 27, 2008. The effect of this Statement on our consolidated financial statements is expected to result in lower net income in years when it has acquisitions, since acquisition costs are expensed as incurred and higher values of intangible assets will be recorded in cases where we acquire less than 100% of a company.

        In December 2007, the FASB issued Statement 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements. This Statement amended the accounting and reporting for noncontrolling interests in a consolidated subsidiary and for the deconsolidation of a subsidiary. Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet. This Statement is effective at the beginning of our 2009 fiscal year. We expect that the effect of this Statement on its consolidated financial statements will increase shareholders' equity in that minority interest will be classified as part of shareholders' equity under this Statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 37 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP Omaha, Nebraska February 23, 2009

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

	2008	2007	2006
Net sales	$1,907,278	$1,499,834	$1,281,281
Cost of sales	1,396,794	1,099,989	954,555

Gross profit	510,484	399,845	326,726
Selling, general and administrative expenses	281,893	244,219	216,641

Operating income	228,591	155,626	110,085

Other income (expenses):
Interest expense	(18,267)	(17,726)	(17,124)
Interest income	2,323	2,810	1,984
Miscellaneous	(7,128)	(541)	1,374

	(23,072)	(15,457)	(13,766)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	205,519	140,169	96,319

Income tax expense (benefit):
Current	74,715	45,640	41,847
Deferred	(4,502)	(1,620)	(11,027)

	70,213	44,020	30,820
Earnings before minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	135,306	96,149	65,499
Minority interest	(3,823)	(2,122)	(1,290)
Equity in earnings/(losses) of nonconsolidated subsidiaries	914	686	(2,665)

Net earnings	$132,397	$94,713	$61,544

Earnings per share:
Basic	$5.13	$3.71	$2.44
Diluted	$5.04	$3.63	$2.38

Cash dividends per share	$0.495	$0.410	$0.370

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 27, 2008 and December 29, 2007

(Dollars in thousands, except per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$68,567	$106,532
Receivables, less allowance for doubtful receivables of $5,269 in 2008 and $5,990 in 2007	327,620	254,472
Inventories	313,411	219,993
Prepaid expenses	13,821	17,734
Refundable and deferred income taxes	32,380	22,866

Total current assets	755,799	621,597

Property, plant and equipment, at cost	630,410	582,015
Less accumulated depreciation and amortization	361,090	349,331

Net property, plant and equipment	269,320	232,684

Goodwill	175,291	116,132
Other intangible assets	104,506	58,343
Other assets	21,372	23,857

Total assets	$1,326,288	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$904	$22,510
Notes payable to banks	19,552	15,005
Accounts payable	136,868	128,599
Accrued employee compensation and benefits	70,158	64,241
Accrued expenses	49,700	37,957
Dividends payable	3,402	2,724

Total current liabilities	280,584	271,036

Deferred income taxes	45,124	35,547
Long-term debt, excluding current installments	337,128	200,738
Other noncurrent liabilities	22,476	24,306
Minority interest in consolidated subsidiaries	16,845	10,373
Commitments and contingencies
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	624,254	496,388
Accumulated other comprehensive income (loss)	(533)	16,996
Less:
Cost of common shares in treasury 1,731,771 in 2008 (1,954,237 shares in 2007)	27,490	30,671

Total shareholders' equity	624,131	510,613

Total liabilities and shareholders' equity	$1,326,288	$1,052,613

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 27, 2008

(Dollars in thousands)

	2008	2007	2006
Cash flows from operations:
Net earnings	$132,397	$94,713	$61,544
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	39,597	35,176	36,541
Stock-based compensation	4,736	3,913	2,598
Loss (gain) on sale of property, plant and equipment	(303)	1,071	(346)
Equity in (earnings)/losses in nonconsolidated subsidiaries	(914)	(686)	2,665
Minority interest in net earnings of consolidated subsidiaries	3,823	2,122	1,290
Deferred income taxes	(4,502)	(1,620)	(11,027)
Other	2,867	1,024	78
Changes in assets and liabilities, before acquisitions:
Receivables	(59,587)	(31,712)	(25,484)
Inventories	(83,408)	(13,644)	(28,621)
Prepaid expenses	3,944	(7,296)	4,541
Accounts payable	9,989	16,625	7,974
Accrued expenses	8,424	19,573	8,996
Other noncurrent liabilities	(1,083)	227	569
Income taxes payable/refundable	(2,145)	(51)	(2,188)
Payment of deferred compensation	(1,260)	(9,186)	—

Net cash flows from operations	52,575	110,249	59,130

Cash flows from investing activities:
Purchase of property, plant and equipment	(50,879)	(56,610)	(27,898)
Investments in and advances to nonconsolidated subsidiary	—	—	(4,824)
Acquisitions, net of cash acquired	(146,713)	(22,637)	(3,861)
Dividends to minority interests	(538)	(807)	(451)
Proceeds from sale of assets	3,829	10,107	3,449
Other, net	(314)	(1,093)	(3,150)

Net cash flows from investing activities	(194,615)	(71,040)	(36,735)

Cash flows from financing activities:
Net borrowings under short-term agreements	1,712	1,739	1,196
Proceeds from long-term borrowings	188,893	12,404	619
Principal payments on long-term obligations	(75,474)	(11,976)	(11,822)
Dividends paid	(12,251)	(10,305)	(9,088)
Proceeds from exercises under stock plans	7,519	8,321	28,830
Excess tax benefits from stock option exercises	7,385	7,769	17,502
Sale of treasury shares	11	1,725	400
Purchase of common treasury shares—stock plan exercises	(8,504)	(9,887)	(34,583)

Net cash flows from financing activities	109,291	(210)	(6,946)

Effect of exchange rate changes on cash and cash equivalents	(5,216)	4,029	1,188

Net change in cash and cash equivalents	(37,965)	43,028	16,637
Cash and cash equivalents—beginning of year	106,532	63,504	46,867

Cash and cash equivalents—end of year	$68,567	$106,532	$63,504

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 27, 2008

(Dollars in thousands, except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Unearned restricted stock	Total shareholders' equity
Balance at December 31, 2005	$27,900	$—	$357,025	$(2,521)	$(50,067)	$(3,662)	$328,675
Comprehensive income:
Net earnings	—	—	61,544	—	—	—	61,544
Currency translation adjustment	—	—	—	6,147	—	—	6,147

Total comprehensive income	—	—	—	—	—	—	67,691
Cash dividends ($0.370 per share)	—	—	(9,436)	—	—	—	(9,436)
Adoption of SFAS No. 123R	—	(3,662)	—	—	—	3,662	—
Sale of 7,180 treasury shares	—	—	—	—	400	—	400
Purchase of treasury shares:
Stock plan exercises; 693,601 shares	—	—	—	—	(34,583)	—	(34,583)
Stock options exercised; 1,505,668 shares issued	—	(13,443)	(3,566)	—	45,839	—	28,830
Tax benefit from exercise of stock options	—	17,502	—	—	—	—	17,502
Stock option expense		1,421	—	—	—	—	1,421
Stock awards; 45,540 shares issued	—	(1,818)	—	—	2,599	—	781

Balance at December 30, 2006	27,900	—	405,567	3,626	(35,812)	—	401,281
Comprehensive income:
Net earnings	—	—	94,713	—	—	—	94,713
Currency translation adjustment	—	—	—	13,370	—	—	13,370

Total comprehensive income	—	—	—	—	—	—	108,083
Cash dividends ($0.410 per share)	—	—	(10,592)	—	—	—	(10,592)
Sale of 18,967 treasury shares	—	—	—	—	1,725	—	1,725
Purchase of treasury shares:
Stock plan exercises; 108,616 shares	—	—	—	—	(9,887)	—	(9.887)
Stock options exercised; 387,814 shares issued	—	(9,684)	6,700	—	11,305	—	8,321
Tax benefit from exercise of stock options	—	7,769	—	—		—	7,769
Stock option expense	—	1,723	—	—		—	1,723
Stock awards; 26,332 shares issued	—	192	—	—	1,998	—	2,190

Balance at December 29, 2007	27,900	—	496,388	16,996	(30,671)	—	510,613
Comprehensive income:
Net earnings	—	—	132,397	—	—	—	132,397
Currency translation adjustment	—	—	—	(17,529)	—	—	(17,529)

Total comprehensive income	—	—	—	—	—	—	114,868
Cash dividends ($0.495 per share)	—	—	(12,929)	—	—	—	(12,929)
Sale of 147 treasury shares	—	—	—	—	11	—	11
Purchase of treasury shares:
Stock plan exercises; 47,779 shares	—	—	—	—	(8,504)	—	(8,504)
Stock options exercised; 296,919 shares issued	—	(12,586)	8,398	—	11,674	—	7,486
Tax benefit from exercise of stock options	—	7,385	—	—		—	7,385
Stock option expense	—	2,636	—	—		—	2,636
Stock awards; 11,030 shares issued	—	2,565	—	—		—	2,565

Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$—	624,131

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 27, 2008

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

  Cash overdrafts

        Cash book overdrafts totaling $16,571 and $13,021 were classified as accounts payable at December 27, 2008 and December 29, 2007, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

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

        In addition to these four reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales. These operations include the manufacture of tubular products for industrial customers, the manufacture of machine tool accessories, the distribution of industrial fasteners and expenses related to the development of structures for the wind energy industry. In late 2006, the Company decided to suspend its efforts related to the wind energy industry. In 2008, the Company sold its machine tool accessories operation.

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 consisted of 52 weeks.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

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

Three-year period ended December 27, 2008

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

  Stock Based Compensation

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 27, 2008, 1,361,010 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each award equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $2,636, $1,723 and $1,421 of compensation expense (included in selling, general and administrative expenses) related to stock options for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. The associated tax benefits recorded were $1,015, $663 and $547, respectively.

        The fair value of each option grant was estimated as of the date of grant using a binomial option pricing model. The following weighted-average assumptions used for grants in 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Expected volatility	31.5%	31.8%	31.9%
Risk-free interest rate	1.54%	3.55%	4.72%
Expected life from vesting date	3.0 yrs.	2.9 yrs.	3.1 yrs.
Dividend yield	0.65%	0.92%	1.21%

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

Three-year period ended December 27, 2008

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

		Fair Value Measurement Using:
	Carrying Value December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$10,488	$10,488	$—	$—
Liabilities:
Deferred Compensation	$10,488	$10,488	$—	$—

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

Three-year period ended December 27, 2008

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

(2) ACQUISITIONS

        In January 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania, for approximately $58,352, including transaction costs. In addition, the Company assumed $96 of interest- bearing debt as part of the acquisition. The Company recorded $31,888 of goodwill as part of the purchase price allocation and assigned the goodwill to the Utility Support Structures segment. The Company financed the acquisition with cash balances and approximately $7,500 of borrowings through its revolving credit agreement. The Company acquired Penn Summit to expand its geographic presence in the United States for steel utility support structures.

        In February 2008, the Company acquired 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia, for $31,431 Canadian dollars ($31,472 U.S. dollars). In addition, $6,291 of interest-bearing debt was assumed as part of the acquisition. The purchase price was financed through the Company's revolving credit agreement. The Company recorded $17,448 of goodwill as part of the purchase price allocation and assigned the goodwill to the Engineered Support Structures (ESS) segment. The Company acquired West Coast to expand its geographic presence in Canada and the United States for lighting and transportation structures.

        In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components for the U.S. market for $22,460 in cash. Site Pro is reported as part of the ESS segment. The acquisition was financed through the Company's revolving credit agreement. The Company recorded $694 of goodwill as part of the purchase price allocation and assigned the goodwill to the ESS segment. The Site Pro acquisition was completed to expand the Company's geographic distribution and service levels in wireless communication components.

        In November 2008, the Company acquired all of the outstanding shares of Stainton Metal Co., Ltd. (Stainton), an English manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Stockton-on-Tees, England, for 12,597 English pounds sterling ($18,614 U.S. dollars). The purchase price was financed through the Company's revolving credit agreement. The Company recorded $9,180 of goodwill as part of the preliminary

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

purchase price allocation and assigned the goodwill to the Engineered Support Structures (ESS) segment. The Company acquired Stainton to expand its geographic presence in the United Kingdom for lighting and transportation structures.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

	Penn Summit	West Coast	Site Pro	Stainton
Current Assets	$12,167	$13,041	$6,119	$7,434
Property, plant and equipment and other long-term assets	5,177	11,208	172	2,402
Intangible assets	13,322	11,218	16,940	7,490
Goodwill	31,888	17,448	694	9,180

Total assets acquired	$62,554	$52,915	$23,925	$26,506

Current liabilities	4,106	7,885	1,465	5,759
Deferred income taxes	—	4,042	—	2,133
Long-term debt	96	6,291	—	—
Minority Interest	—	3,225	—	—

Total liabilities assumed	4,202	21,443	1,465	7,892

Net assets acquired	$58,352	$31,472	$22,460	$18,614

        The purchase price allocation on the Stainton acquisition was not finalized in the fourth quarter of 2008, as the fair value determinations on the assets acquired was not complete. The Company expects to finalize the purchase price allocations in the first quarter of 2009.

        In addition, the Company acquired the assets of Matco, Inc. (Matco), a provider of materials analysis, testing and inspection services, for $3,835 in cash. Matco is reported as part of the Utility Support Structures segment. The fair values of the assets and liabilities recorded as part of the Matco acquisition included: current assets, $671; current liabilities, $127; property, plant and equipment, $915; intangible assets, $640; and goodwill, $1,736. In addition, the Company formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures. The Company's contribution for its 50% ownership was $4,472 in cash. This joint venture is included in the ESS segment. The Company also acquired the net assets of Gateway Galvanizing, Inc. (Gateway), a company that provides hot-dipped galvanizing services located near Louisville, Kentucky for $8,472 in cash. The fair values of the assets and liabilities recorded as part of the Gateway acquisition included: current assets, $1,078; current liabilities, $214; property, plant and equipment, $1,558; interest-bearing debt, $27; intangible assets, $4,492; and goodwill, $1,585.

        The Company acquired Matco to expand its expertise in corrosion technologies and to provide additional value-added services to its customers. The Turkish joint venture was established to build its manufacturing base and distribution of pole structures in the Middle East and Central Asia. The Company acquired Gateway to expand its geographic coverage in the hot-dipped galvanizing market.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

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

        The Company's pro forma results of operations for the fifty-two weeks ended December 27, 2008 and December 29, 2007, assuming that the transaction occurred at the beginning of the periods presented are as follows:

	Fifty-Two Weeks Ended December 27, 2008	Fifty-Two Weeks Ended December 29, 2007
Net sales	$1,964,523	$1,665,491
Net income	135,855	97,199
Earnings per share—diluted	$5.17	$3.72

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2008	2007	2006
Interest	$18,099	$17,522	$17,151
Income taxes	$69,509	37,567	26,773

(4) INVENTORIES

        Approximately 51% and approximately 48% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 27, 2008 and December 29, 2007, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $58,200 and $35,800 at December 27, 2008 and December 29, 2007, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(4) INVENTORIES (Continued)

        Inventories consisted of the following:

	2008	2007
Raw materials and purchased parts	$207,011	$139,557
Work-in-process	28,925	21,481
Finished goods and manufactured goods	135,671	94,747

Subtotal	371,607	255,785
Less: LIFO reserve	58,196	35,792

	$313,411	$219,993

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consists of the following:

	2008	2007
Land and improvements	$35,429	$31,000
Buildings and improvements	158,264	148,458
Machinery and equipment	321,875	293,401
Transportation equipment	27,065	25,874
Office furniture and equipment	61,302	56,904
Construction in progress	26,475	26,379

	$630,410	$582,015

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $14,870, $11,345, and $10,530 for fiscal 2008, 2007, and 2006, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 27, 2008 are:

Fiscal year ending
2009	$11,008
2010	9,534
2011	8,599
2012	7,249
2013	4,214
Subsequent	19,811

Total minimum lease payments	$60,415

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2008. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 27, 2008 and December 29, 2007 were as follows:

	As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,202	$19,560	14 years
Proprietary Software & Database	2,609	2,295	6 years
Patents & Proprietary Technology	3,427	929	13 years
Non-compete Agreements	1,696	548	7 years

	$104,934	$23,332

	As of December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$51,459	$13,819	16 years
Proprietary Software & Database	2,609	2,158	6 years
Patents & Proprietary Technology	2,839	715	14 years
Non-compete Agreements	1,007	285	7 years

	$57,914	$16,977

        Amortization expense for intangible assets was $6,514, $3,522, and $3,402 for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2009	$8,166
2010	8,126
2011	7,985
2012	7,906
2013	7,008

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 27, 2008 and December 29, 2007 were as follows:

	December 27, 2008	December 29, 2007	Year Acquired
PiRod	$4,750	$4,750	2001
Newmark	11,111	11,111	2004
Tehomet	1,316	1,373	2007
Feralux	172	172	2007
Gateway	241	—	2008
West Coast	2,030	—	2008
Site Pro	1,800	—	2008
Matco	230	—	2008
Stainton	1,254	—	2008

	$22,904	$17,406

        The PiRod, Newmark, Tehomet and Feralux trade names were tested for impairment separately from goodwill in the third quarter of 2008. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired in fiscal 2008.

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

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Goodwill

        The carrying amount of goodwill by segment as of December 27, 2008 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 29, 2007	$28,570	$43,517	$42,192	$1,853	$116,132
Acquisitions	27,322	33,624	1,585	196	62,727
Foreign currency translation	(3,568)	—	—	—	(3,568)

Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$175,291

        In 2008, the Company acquired substantially all of the net operating assets of a steel utility pole manufacturer in Hazelton, Pennsylvania and an engineering services company. These acquisitions increased the goodwill in the Utility Support Structures segment by $31,888 and $1,736, respectively.

        The Company acquired 70% of the outstanding shares of a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia, the assets of a wireless communication components distribution business and 100% of the shares of an English manufacturer of lighting and communication structures. These acquisitions increased the goodwill in the ESS segment by $17,448, $693 and $9,180, respectively.

        In June 2008, the Company acquired the minority owner's shares in a North American irrigation dealership, resulting in a $196 increase of goodwill in the Irrigation segment. In the fourth quarter of 2008, the Company acquired the assets of a galvanizing operation near Louisville, Kentucky that increased the goodwill of the Coatings segment by $1,585.

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

        In April 2007, the Company acquired 70% of the outstanding shares of a lighting pole manufacturer located in Kangasniemi, Finland. The Company also acquired the remaining 20% of the outstanding shares of its Canadian lighting structure subsidiary. These acquisitions resulted in an aggregate $8,343 increase of goodwill in the Engineered Support Structures Segment. In the fourth

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

quarter of 2007, the Company decided to close its steel tubing manufacturing operation in Waverly, Nebraska. Accordingly, the goodwill associated with this operation was written off in fiscal 2007. The purchase accounting adjustment was associated with the finalization of the purchase price allocation of the Company's ownership interest increase in a steel pole manufacturing operation in Mexico from 49% to 100% in late 2006.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $33,322. As of December 27, 2008, $8,393 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $ 24,929 at December 27, 2008. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 3.32% at December 27, 2008, and 5.05% at December 29, 2007.

(8) INCOME TAXES

        Income tax expense (benefit) consists of:

	2008	2007	2006
Current:
Federal	$48,984	$31,752	$28,832
State	5,134	3,413	2,957
Foreign	20,064	12,346	9,860

	74,182	47,511	41,649

Non-current:	533	(1,871)	198
Deferred:
Federal	$(2,913)	$(327)	$(9,088)
State	(249)	(160)	(598)
Foreign	(1,340)	(1,133)	(1,341)

	(4,502)	(1,620)	(11,027)

	$70,213	$44,020	$30,820

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.4	3.1
Carryforwards, credits and changes in valuation allowances	0.6	1.7	(0.2)
Foreign tax rate differences	(2.9)	(4.6)	(4.5)
Changes in unrecognized tax benefits	0.3	(1.3)	0.2
Other	(1.3)	(1.8)	(1.6)

	34.2%	31.4%	32.0%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2008	2007
Deferred income tax assets:
Accrued expenses and allowances	$7,633	$7,730
Accrued insurance	2,865	2,371
Tax credit and net operating loss carryforwards	10,493	10,502
Inventory allowances	13,538	6,866
Accrued warranty	3,513	1,886
Deferred compensation	15,658	13,480
Nonconsolidated subsidiaries	1,203	584

Gross deferred income tax assets	54,903	43,419
Valuation allowance	(8,753)	(7,386)

Net deferred income tax assets	46,150	36,033

Deferred income tax liabilities:
Property, plant and equipment	23,339	17,833
Intangible assets	29,693	23,823
Other liabilities	3,555	3,679

Total deferred income tax liabilities	56,587	45,335

Net deferred income tax liabilities	$10,437	$9,302

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006. The impact of the implementation of FIN 48 on the consolidated financial statements was not significant. The gross amounts of unrecognized tax benefits were $2,369 at December 27, 2008 and $1,848 at December 29, 2007. In addition to these amounts, there was an aggregate of $355 and $350 of interest and penalties at December 27, 2008 and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

December 29, 2007, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,182 and $1,663 at December 27, 2008 and December 29, 2007, respectively. In the third quarter of 2008, the Company recorded a reduction of its gross unrecognized tax benefits of $521, with $483 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States.

        A reconciliation of the change in the unrecognized tax benefit balance is as follows:

	2008	2007
Gross Unrecognized Tax Benefits—beginning of year	$1,848	$3,603
Gross increases—tax positions in prior period	234	122
Gross decreases—tax positions in prior period	(34)	—
Gross increases—current-period tax positions	842	307
Settlements	—	—
Lapse of statute of limitations	(521)	(2,184)

Gross Unrecognized Tax Benefits—end of year	$2,369	$1,848

        There is approximately $457 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the classification of a transaction as tax exempt or the computation of a tax deduction or tax credit.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2005 and forward remain open under U.S. statutes of limitation. Generally, tax years 2004 and forward remain open under state statutes of limitation.

        At December 27, 2008 and December 29, 2007, net deferred tax assets of $34,687 and $26,245, respectively, are included in refundable and deferred income taxes ($32,379 at December 27, 2008 and $22,866 at December 29, 2007) and other assets ($2,308 at December 27, 2008 and $3,379 at December 29, 2007). At December 27, 2008 and December 29, 2007, net deferred tax liabilities of $45,124 and $35,547, respectively, are included in deferred income taxes.

        At December 27, 2008 and at December 29, 2007, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 27, 2008 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2012 through 2027. The currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

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

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $102,062 at December 27, 2008 and $65,964 at December 29, 2007, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

(9) LONG-TERM DEBT

	2008	2007
6.875% Senior Subordinated Notes(a)	$150,000	$150,000
Term Loan(b)	—	37,260
Revolving credit agreement(c)	169,000	13,042
6.91% secured loan(d)	7,253	7,860
IDR Bonds(e)	8,500	8,500
1.75% to 3.485% notes	3,279	6,586

Total long-term debt	338,032	223,248
Less current installments of long-term debt	904	22,510

Long-term debt, excluding current installments	337,128	$200,738

    (a)
    The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. The notes may be repurchased starting in May 2009 at specified prepayment premiums and are guaranteed by certain U.S. subsidiaries of the Company.

    (b)
    This term loan was with a group of banks and was unsecured. Quarterly principal payments were due beginning in 2005 through 2009. The term loan interest accrued at the Company's option at (i) the higher of the prime lending rate and the Federal Funds rate plus 50 basis points or (ii) LIBOR plus a spread of 62.5-137.5 basis points depending on the Company's ratio of total debt to earnings before taxes, interest, depreciation and amortization (EBITDA). This loan was paid in full when the new revolving credit agreement was completed on October 16, 2008. The effective interest rate at December 29, 2007 was 5.625%.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

    (c)
    On October 16, 2008, the Company entered into a new five-year $280 million revolving credit agreement with a group of banks. The Company may increase the credit agreement by up to an additional $100 million at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings are, at the Company's option, either:

    (i)
    LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or;

    (ii)
    the higher of

      •
      The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

      •
      LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

      The effective interest rate at December 27, 2008 was 3.10%.

    (d)
    The secured loan is through a finance company and is related to transportation equipment. The loan payments are required until November 2010, with a payment of $5.9 million due at the end of the loan.

    (e)
    The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 27, 2008 and December 29, 2007 were 2.15% and 3.55%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at December 27, 2008.

        The minimum aggregate maturities of long-term debt for each of the four years following 2009 are: $7,075, $461, $457 and $169,449.

(10) STOCK PLANS

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 27, 2008, 1,361,010 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $2,636, $1,723 and $1,421 of compensation expense (included in selling, general and administrative expenses) in the 2008, 2007 and 2006 fiscal years, respectively. The associated tax benefits recorded in the 2008, 2007 and 2006 fiscal years was $1,015, $663 and $547, respectively.

        At December 27, 2008, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 2.55 years, was approximately $9,480.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2008, 2007 and 2006 was estimated using the following assumptions:

	2008	2007	2006
Expected volatility	31.5%	31.8%	31.9%
Risk-free interest rate	1.54%	3.55%	4.72%
Expected life from vesting date	3.0 yrs.	2.9 yrs.	3.1 yrs.
Dividend yield	0.65%	0.92%	1.21%

        Following is a summary of the activity of the stock plans during 2006, 2007 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,670,094	$20.76
Granted	170,005	55.84
Exercised	(1,505,668)	(18.96)
Forfeited	(48,829)	(26.14)

Outstanding at December 30, 2006	1,285,602	$27.31	5.57	$36,429

Options vested or expected to vest at December 30, 2006	1,255,921	$26.93	5.40	$36,046

Options exercisable at December 30, 2006	890,885	$21.28	5.11	$30,479

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        The weighted average per share fair value of options granted during 2006 was $16.73.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2006	1,285,602	$27.31
Granted	194,400	85.50
Exercised	(390,014)	(21.58)
Forfeited	(15,548)	(33.46)

Outstanding at December 29, 2007	1,074,440	$39.76	5.30	$55,841

Options vested or expected to vest at December 29, 2007	1,037,459	$38.80	5.27	$54,910

Options exercisable at December 29, 2007	734,192	$26.10	4.83	$48,183

        The weighted average per share fair value of options granted during 2007 was $25.73.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2007	1,074,440	$39.76
Granted	342,150	58.69
Exercised	(296,919)	(25.18)
Forfeited	(6,894)	(57.75)

Outstanding at December 27, 2008	1,112,777	$49.36	5.29	$15,150

Options vested or expected to vest at December 27, 2008	1,072,330	$48.75	6.09	15,139

Options exercisable at December 27, 2008	596,610	$35.50	4.18	14,989

        The weighted average per share fair value of options granted during 2008 was $16.37.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        Following is a summary of the status of stock options outstanding at December 27, 2008:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91 - 21.88	213,905	2.72 years	$18.28	213,905	$18.28
22.46 - 36.85	223,502	4.83 years	29.37	222,669	29.35
53.01 - 83.57	490,590	8.34 years	57.65	101,637	57.58
86.72 - 108.17	184,780	6.12 years	87.47	59,399	86.72

	1,112,777			596,610

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2008, 2007 and 2006, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2008	2007	2006
Shares issued	13,107	27,453	43,485
Weighted-average per share price on grant date	$92.57	$72.04	$55.34
Compensation expense	$2,100	$1,853	$1,177

        At December 27, 2008 the amount of deferred stock-based compensation granted, to be recognized over a weight-average period of 2.2 years, was approximately $4,506.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2008:
Net earnings	$132,397	—	$132,397
Shares outstanding (000's)	25,815	462	26,273
Per share amount	$5.13	$0.09	$5.04
2007:
Net earnings	$94,713	—	$94,713
Shares outstanding (000's)	25,535	587	26,122
Per share amount	$3.71	$0.08	$3.63
2006:
Net earnings	$61,544	—	$61,544
Shares outstanding (000's)	25,197	666	25,863
Per share amount	$2.44	$0.06	$2.38

        At the end of fiscal years 2008 and 2006, there were 0.9 million, and 0.1 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) TREASURY STOCK

        Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital."

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2008, 2007 and 2006 Company contributions to these plans amounted to approximately $8,800, $7,600, and $6,700 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $10.7 million and $12.2 million at December 27, 2008 and December 29, 2007, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. In fiscal 2008, $1,260 was distributed from the

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN (Continued)

Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. All distributions were made in cash.

(14) RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Operations. Research and development expenses were approximately $5,000 in 2008, $4,900 in 2007, and $5,800 in 2006.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 27, 2008, the carrying amount of the Company's long-term debt was $338,032 with an estimated fair value of approximately $319,141. At December 29, 2007, the carrying amount of the Company's long-term debt was $223,248 with an estimated fair value of approximately $223,296.

(16) DERIVATIVE FINANCIAL INSTRUMENTS

        The Company manages risk from foreign currency rate risk related to foreign currency denominated transactions and from natural gas supply pricing. From time to time, the Company manages these risks using derivative financial instruments. These derivative financial instruments are marked to market and recorded in the Company's consolidated statement of operations. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counterparties who are recognized, stable multinational banks.

        Natural Gas Prices:    Natural gas supplies to meet production requirements of production facilities are purchased at market prices. Natural gas market prices are volatile and the Company effectively fixes prices for a portion of its natural gas usage requirements of certain of its U.S. facilities through the use of swaps. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. While there is a strong correlation between the NYMEX futures contract prices and the Company's delivered cost of natural gas, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.

        Annual consolidated purchase requirements are approximately 700,000 MMBtu. At December 27, 2008, there were no open natural gas derivative contracts. At December 29, 2007, there were open swaps totaling 60,000 MMBtu with a total unrealized loss of $42, which was recorded in the Company's consolidated statement of operations for the fiscal year ended December 29, 2007.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Foreign Currency Fluctuations:    The Company operates in a number of different foreign countries and may enter into business transactions that are in currencies that are different from a given operation's functional currency. In certain cases, the Company may enter into foreign exchange contracts to manage a portion of the foreign exchange risk associated with either a receivable or payable denominated in a foreign currency, a forecasted transaction or a series of forecasted transactions denominated in a foreign currency.

        At December 27, 2008, the Company had 8.6 million euros of open put options and 12.6 million euros of open call options to deliver euros at a fixed rate of Polish zlotys to certain banks to fix the zloty/euro exchange rate on forecasted sales transactions of its Polish manufacturing operation that are denominated in euros. The Company's South African irrigation operation had $2 million of open forward exchange contracts to purchase U.S. dollars at a fixed rate of South African rand to hedge a portion of its accounts payable that are denominated in U.S. dollars. For the period ended December 27, 2008, the Company recorded a net $1,245 unrealized loss associated with these open contracts in its consolidated statement of operations.

(17) GUARANTEES

        The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 27, 2008, the maximum amount of the guarantee was approximately $2.3 million. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. In accordance with FIN 45, the Company recorded the fair value of this guarantees of $0.1 million in "Accrued expenses" at December 27, 2008 and December 29, 2007.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 27, 2008 and December 29, 2007 were as follows:

	2008	2007
Balance, beginning of period	$7,332	$6,704
Payments made	(9,714)	(9,583)
Change in liability for warranties issued during the period	14,492	10,580
Change in liability for pre-existing warranties	413	(369)

Balance, end of period	$12,523	$7,332

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

Summary by Business Segments

	2008	2007	2006
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$534,377	$442,524	$390,265
Specialty	148,621	122,926	112,067
Utility	57,449	44,510	30,688

Engineered Support Structures segment	740,447	609,960	533,020
Utility Support Structures segment:
Steel	353,259	246,809	206,580
Concrete	91,213	81,726	76,249

Utility Support Structures segment	444,472	328,535	282,829
Coatings segment	140,518	136,968	113,238
Irrigation segment	562,733	388,997	312,852
Other	113,139	120,087	108,273

Total	2,001,309	1,584,547	1,350,212
INTERSEGMENT SALES:
Engineered Support Structures	33,548	28,405	23,736
Utility Support Structures	4,750	1,231	1,992
Coatings	28,536	30,489	22,790
Irrigation	22	60	76
Other	27,175	24,528	20,337

Total	94,031	84,713	68,931
NET SALES:
Engineered Support Structures segment	706,899	581,555	509,284
Utility Support Structures segment	439,722	327,304	280,837
Coatings segment	111,982	106,479	90,448
Irrigation segment	562,711	388,937	312,776
Other	85,964	95,559	87,936

Total	$1,907,278	$1,499,834	$1,281,281

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

	2008	2007	2006
OPERATING INCOME (LOSS):
Engineered Support Structures	$56,173	$55,484	$46,194
Utility Support Structures	64,669	44,429	31,038
Coatings	31,793	23,050	18,759
Irrigation	87,260	51,650	32,961
Other	21,001	18,961	12,529
Corporate	(32,305)	(37,948)	(31,396)

Total	228,591	155,626	110,085
Interest expense, net	(15,944)	(14,916)	(15,140)
Miscellaneous	(7,128)	(541)	1,374

Earnings before income taxes, minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	$205,519	$140,169	$96,319

TOTAL ASSETS:
Engineered Support Structures	$555,140	$411,454	$308,567
Utility Support Structures	331,849	229,494	238,858
Coatings	102,758	98,190	95,114
Irrigation	233,949	169,368	133,811
Other	29,606	37,115	38,238
Corporate	72,986	106,992	77,722

Total	$1,326,288	$1,052,613	$892,310

	2008	2007	2006
CAPITAL EXPENDITURES:
Engineered Support Structures	$26,122	$37,196	$13,079
Utility Support Structures	6,162	10,170	5,134
Coatings	3,017	3,005	4,112
Irrigation	9,953	4,186	2,227
Other	3,226	450	2,767
Corporate	2,399	1,603	579

Total	$50,879	$56,610	$27,898

DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$17,963	$15,494	$13,618
Utility Support Structures	9,973	7,757	7,938
Coatings	3,291	2,936	3,077
Irrigation	3,814	4,489	6,824
Other	1,667	1,897	2,421
Corporate	2,889	2,603	2,663

Total	$39,597	$35,176	$36,541

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2008	2007	2006
NET SALES:
United States	$1,429,270	$1,142,600	$1,013,691
France	87,261	97,692	87,098
China	139,472	111,448	56,722
Other	251,275	148,094	123,770

Total	$1,907,278	$1,499,834	$1,281,281

LONG-LIVED ASSETS:
United States	$346,125	$288,282	$359,092
France	36,198	41,029	10,744
China	28,981	20,134	11,853
Other	159,185	81,571	15,963

Total	$570,489	$431,016	$397,652

        No single customer accounted for more than 10% of net sales in 2008, 2007, or 2006. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company's net sales.

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

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On May 4, 2004, the Company completed a $150,000 offering of 6.875% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by certain of the Company's current and future direct and indirect domestic subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Consolidated Statements of Operations

For the Year ended December 27, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,113,059	$362,975	$590,566	$(159,322)	$1,907,278
Cost of sales	834,150	281,179	439,194	(157,729)	1,396,794

Gross profit	278,909	81,796	151,372	(1,593)	510,484
Selling, general and administrative expenses	150,033	49,898	81,962	—	281,893

Operating income	128,876	31,898	69,410	(1,593)	228,591

Other income (deductions):
Interest expense	(16,117)	(17)	(2,133)	—	(18,267)
Interest income	234	31	2,058	—	2,323
Miscellaneous	(4,360)	227	(2,995)	—	(7,128)

	(20,243)	241	(3,070)	—	(23,072)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	108,633	32,139	66,340	(1,593)	205,519

Income tax expense:
Current	42,069	13,213	19,433	—	74,715
Deferred	(2,236)	(1,020)	(1,246)	—	(4,502)

	39,833	12,193	18,187	—	70,213

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	68,800	19,946	48,153	(1,593)	135,306
Minority interest	—	—	(3,823)	—	(3,823)
Equity in earnings/(losses) of nonconsolidated subsidiaries	63,597	—	39	(62,722)	914

Net earnings	$132,397	$19,946	$44,369	$(64,315)	$132,397

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Consolidated Statements of Operations

For the Year ended December 29, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$914,782	$247,472	$448,833	$(111,253)	$1,499,834
Cost of sales	672,861	194,874	342,347	(110,093)	1,099,989

Gross profit	241,921	52,598	106,486	(1,160)	399,845
Selling, general and administrative expenses	139,695	35,767	68,757	—	244,219

Operating income	102,226	16,831	37,729	(1,160)	155,626

Other income (deductions):
Interest expense	(16,004)	(14)	(1,817)	109	(17,726)
Interest income	894	189	1,836	(109)	2,810
Miscellaneous	24	81	(646)	—	(541)

	(15,086)	256	(627)	—	(15,457)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	87,140	17,087	37,102	(1,160)	140,169

Income tax expense:
Current	29,337	6,396	9,907	—	45,640
Deferred	(667)	(446)	(507)	—	(1,620)

	28,670	5,950	9,400	—	44,020

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	58,470	11,137	27,702	(1,160)	96,149
Minority interest	—	—	(2,122)	—	(2,122)
Equity in earnings/(losses) of nonconsolidated subsidiaries	37,403	—	247	(36,964)	686

Net earnings	$95,873	$11,137	$25,827	$(38,124)	$94,713

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Consolidated Statements of Operations

For the Year ended December 30, 2006

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$785,173	$229,689	$348,512	$(82,093)	$1,281,281
Cost of sales	600,109	178,222	258,617	(82,393)	954,555

Gross profit	185,064	51,467	89,895	300	326,726
Selling, general and administrative expenses	121,063	33,100	62,478	—	216,641

Operating income	64,001	18,367	27,417	300	110,085

Other income (deductions):
Interest expense	(16,152)	(8)	(1,116)	152	(17,124)
Interest income	539	219	1,378	(152)	1,984
Miscellaneous	1,091	55	228	—	1,374

	(14,522)	266	490	—	(13,766)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	49,479	18,633	27,907	300	96,319

Income tax expense:
Current	25,533	7,991	8,323	—	41,847
Deferred	(7,693)	(787)	(2,547)	—	(11,027)

	17,840	7,204	5,776	—	30,820

Earnings before minority interest, and equity in earnings/(losses) of nonconsolidated subsidiaries	31,639	11,429	22,131	300	65,499
Minority interest	—	—	(1,290)	—	(1,290)
Equity in earnings/(losses) of nonconsolidated subsidiaries	29,605	—	279	(32,549)	(2,665)

Net earnings	$61,244	$11,429	$21,120	$(32,249)	$61,544

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,989	$1,503	$48,075	$—	$68,567
Receivables, net	114,510	61,625	151,485	—	327,620
Inventories	132,896	69,913	110,602	—	313,411
Prepaid expenses	3,362	639	9,820	—	13,821
Refundable and deferred income taxes	19,636	6,235	6,509	—	32,380

Total current assets	289,393	139,915	326,491	—	755,799

Property, plant and equipment, at cost	386,488	88,723	155,199	—	630,410
Less accumulated depreciation and amortization	243,153	38,903	79,034	—	361,090

Net property, plant and equipment	143,335	49,820	76,165	—	269,320

Goodwill	20,108	107,542	47,641	—	175,291
Other intangible assets	1,147	80,329	23,030	—	104,506
Investment in subsidiaries and intercompany accounts	679,653	2,722	(56,869)	(625,506)	—
Other assets	17,584	—	3,788	—	21,372

Total assets	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$852	$16	$36	—	$904
Notes payable to banks	—	13	19,539	—	19,552
Accounts payable	52,891	19,812	64,165	—	138,868
Accrued expenses	62,958	13,175	43,725	—	119,858
Dividends payable	3,402	—	—	—	3,402

Total current liabilities	120,103	33,016	127,465	—	280,584

Deferred income taxes	14,558	22,642	7,924	—	45,124
Long-term debt, excluding current installments	335,537	23	1,568	—	337,128
Other noncurrent liabilities	19,524	—	2,952	—	22,476
Minority interest in consolidated subsidiaries	—	—	16,845	—	16,845
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,494	(17,742)	27,900
Additional paid-in capital	—	181,542	139,577	(321,119)	—
Retained earnings	661,088	128,857	120,954	(286,645)	624,254
Accumulated other comprehensive income	—	—	(533)	—	(533)
Treasury stock	(27,490)	—	—	—	(27,490)

Total shareholders' equity	661,498	324,647	263,492	(625,506)	624,131

Total liabilities and shareholders' equity	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$132,397	$19,946	$44,369	$(64,315)	$132,397
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,152	11,209	11,236	—	39,597
Stock-based compensation	4,736	—	—	—	4,736
(Gain)/loss on sale of property, plant and equipment	90	41	(434)	—	(303)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(875)	—	(39)	—	(914)
Minority interest in nonconsolidated subsidiaries	328	—	3,495	—	3,823
Deferred income taxes	(2,236)	(1,020)	(1,246)	—	(4,502)
Other adjustments	(1)	—	2,868	—	2,867
Payment of Deferred Compensation	(1,260)	—	—	—	(1,260)
Changes in assets and liabilities, before acquisitions:
Receivables	(12,873)	(16,817)	(29,897)	—	(59,587)
Inventories	(45,008)	(11,222)	(27,178)	—	(83,408)
Prepaid expenses	1,274	89	2,581	—	3,944
Accounts payable	8,032	3,206	(1,249)	—	9,989
Accrued expenses	3,267	2,697	2,460	—	8,424
Other noncurrent liabilities	(1,098)	—	15	—	(1,083)
Income taxes payable	(1,006)	—	(1,139)	—	(2,145)

Net cash flows from operations	102,919	8,129	5,842	(64,315)	52,575

Cash flows from investing activities:
Purchase of property, plant and equipment	(32,431)	(4,213)	(14,235)	—	(50,879)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	(849)	(89,284)	(56,580)	—	(146,713)
Dividends to minority interests	—	—	(538)	—	(538)
Proceeds from sale of property, plant and equipment	1,408	65	2,356	—	3,829
Other, net	(235,494)	86,454	84,411	64,315	(314)

Net cash flows from investing activities	(267,366)	(6,978)	15,414	64,315	(194,615)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	12	1,700	—	1,712
Proceeds from long-term borrowings	188,000	(15)	908	—	188,893
Principal payments on long-term obligations	(57,068)	(109)	(18,297)	—	(75,474)
Dividends paid	(12,251)	—	—	—	(12,251)
Proceeds from exercises under stock plans	7,519	—	—	—	7,519
Excess tax benefits from stock option exercises	7,385	—	—	—	7,385
Sale of treasury shares	11	—	—	—	11
Purchase of common treasury shares:
Stock plan exercises	(8,504)	—	—	—	(8,504)

Net cash flows from financing activities	162,207	29,553	47,279	(129,748)	109,291

Effect of exchange rate changes on cash and cash equivalents	—	—	(5,216)	—	(5,216)

Net change in cash and cash equivalents	(39,355)	1,039	351	—	(37,965)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of year	$18,989	$1,503	$48,075	$—	$68,567

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$95,873	$11,137	$25,827	$(38,124)	$94,713
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,569	8,852	8,755	—	35,176
Stock-based compensation	3,913	—	—	—	3,913
(Gain)/loss on sale of property, plant and equipment	137	757	177	—	1,071
Equity in (earnings)/losses of nonconsolidated subsidiaries	(437)	—	(249)	—	(686)
Minority interest in nonconsolidated subsidiaries	—	—	2,122	—	2,122
Deferred income taxes	(667)	(446)	(507)	—	(1,620)
Other adjustments	—	—	1,024	—	1,024
Payment of Deferred Compensation	(9,186)		—	—	(9,186)
Changes in assets and liabilities, before acquisitions:
Receivables	(13,342)	(1,305)	(17,017)	(48)	(31,712)
Inventories	(3,814)	(678)	(9,152)	—	(13,644)
Prepaid expenses	(1,207)	(52)	(6,037)	—	(7,296)
Accounts payable	2,093	(90)	14,622	—	16,625
Accrued expenses	12,829	1,442	5,254	48	19,573
Other noncurrent liabilities	(1,730)	—	1,957	—	227
Income taxes payable	1,507	—	(1,558)	—	(51)

Net cash flows from operations	103,538	19,617	25,218	(38,124)	110,249

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,430)	(5,481)	(15,699)	—	(56,610)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	—	(6,476)	(16,161)	—	(22,637)
Dividends to minority interests	—	—	(807)	—	(807)
Proceeds from sale of property, plant and equipment	9,808	43	256	—	10,107
Other, net	(31,007)	(10,172)	1,962	38,124	(1,093)

Net cash flows from investing activities	(56,629)	(22,086)	(30,449)	38,124	(71,040)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,739	—	1,739
Proceeds from long-term borrowings	—	—	12,404	—	12,404
Principal payments on long-term obligations	(11,626)	(29)	(321)	—	(11,976)
Dividends paid	(10,305)	—	—	—	(10,305)
Proceeds from exercises under stock plans	8,321	—	—	—	8,321
Excess tax benefits from stock option exercises	7,769	—	—	—	7,769
Sale of treasury shares	1,725	—	—	—	1,725
Purchase of common treasury shares:
Stock plan exercises	(9,887)	—	—	—	(9,887)

Net cash flows from financing activities	(14,003)	(29)	13,822	—	(210)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,029	—	4,029

Net change in cash and cash equivalents	32,906	(2,498)	12,620	—	43,028
Cash and cash equivalents—beginning of year	$25,438	$2,962	$35,104	$—	$63,504

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 27, 2008

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 30, 2006

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$61,242	$11,430	$21,120	$(32,248)	$61,544
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,229	9,260	8,052	—	36,541
Stock-based compensation	2,598	—	—	—	2,598
(Gain)/loss on sale of property, plant and equipment	(572)	(7)	233	—	(346)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(304)	3,248	(279)	—	2,665
Minority interest in net earnings	—	—	1,290	—	1,290
Deferred income taxes	(7,693)	(786)	(2,548)	—	(11,027)
Other adjustments	—	—	78	—	78
Changes in assets and liabilities, before acquisitions:
Receivables	(13,898)	3,660	(15,295)	49	(25,484)
Inventories	(17,962)	(3,999)	(6,660)	—	(28,621)
Prepaid expenses	(1,162)	1,268	4,435	—	4,541
Accounts payable	7,639	2,117	(1,782)	—	7,974
Accrued expenses	4,742	(809)	5,112	(49)	8,996
Other noncurrent liabilities	(193)	—	762	—	569
Income taxes payable	(7,288)	—	5,100	—	(2,188)

Net cash flows from operations	46,378	25,382	19,618	(32,248)	59,130

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,494)	(6,183)	(9,221)	—	(27,898)
Investment in nonconsolidated subsidiary	(4,824)	—	—	—	(4,824)
Acquisitions, net of cash acquired	—	—	(3,861)	—	(3,861)
Dividends to minority interests	—	—	(451)	—	(451)
Proceeds from sale of property, plant and equipment	3,045	85	319	—	3,449
Other, net	(15,070)	(18,193)	(2,135)	32,248	(3,150)

Net cash flows from investing activities	(29,343)	(24,291)	(15,349)	32,248	(36,735)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,196	—	1,196
Proceeds from long-term borrowings	—	—	619	—	619
Principal payments on long-term obligations	(11,533)	(27)	(262)	—	(11,822)
Dividends paid	(9,088)	—	—	—	(9,088)
Proceeds from exercises under stock plans	28,830	—	—	—	28,830
Excess tax benefits from stock option exercises	17,502	—	—	—	17,502
Sale of treasury shares	400	—	—	—	400
Purchase of common treasury shares:
Stock plan exercises	(34,583)	—	—	—	(34,583)

Net cash flows from financing activities	$(8,472)	$(27)	$1,553	$—	$(6,946)

******

QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2008
First	$422,286	$115,808	$29,699	$1.16	$1.13	$99.13	$72.40	$0.105
Second	497,129	137,203	37,264	1.44	1.41	120.93	87.00	0.130
Third	494,801	134,999	36,984	1.43	1.40	113.79	82.94	0.130
Fourth	493,062	122,474	28,450	1.10	1.09	85.10	37.47	0.130

Year	$1,907,278	$510,484	$132,397	$5.13	$5.04	$120.93	$37.47	$0.495

2007
First	$340,682	$88,767	$18,728	$0.74	$0.72	$61.18	$50.87	$0.095
Second	402,257	108,914	26,961	1.06	1.03	75.27	56.35	0.105
Third	372,033	97,572	25,893	1.01	0.99	95.04	70.61	0.105
Fourth	384,862	104,592	23,131	0.90	0.88	99.01	74.86	0.105

Year	$1,499,834	$399,845	$94,713	$3.71	$3.63	$99.01	$50.87	$0.410

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

        In the fourth quarter of fiscal 2008, the company implemented various process and information system enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in the Valley, Nebraska Tubing operation. These process and information systems enhancements resulted in modifications to internal controls over sales, customer service, inventory management and accounts payable processes. There were no other changes in the Company's internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 27, 2008.

        We acquired Stainton Metal on November 18, 2008, and it represented approximately 2.0% of our total assets as of December 27, 2008 and 0.1% 2008 revenues. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Stainton Metal. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

        The effectiveness of the Company's internal control over financial reporting as of December 27, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stainton Metals which was acquired on November 18, 2008 and whose financial statements constitute 2.0% of total assets and 0.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 27, 2008. Accordingly, our audit did not include the internal control over financial reporting at Stainton Metals. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2008 of the Company and our report dated February 23, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 23, 2009

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Industrial Machinery index for the five and ten-year periods ended December 27, 2008. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2008", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)	Financial Statements and Schedules.
	The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:
	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Statements of Operations—Three-Year Period Ended December 27, 2008	43
	Consolidated Balance Sheets—December 27, 2008 and December 29, 2007	44
	Consolidated Statements of Cash Flows—Three-Year Period Ended December 27, 2008	45
	Consolidated Statements of Shareholders' Equity—Three-Year Period Ended December 27, 2008	46
	Notes to Consolidated Financial Statements—Three-Year Period Ended December 27, 2008	47-81
	The following financial statement schedule of the Company is included herein:
	SCHEDULE II—Valuation and Qualifying Accounts	89
	All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes. Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.
(a)(3)	Exhibits.
	Index to Exhibits, Page 91

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 27, 2008
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,990	533	1,254	$5,269
Allowance for deferred income tax asset valuation	7,386	1,367	—	8,753
Fifty-two weeks ended December 29, 2007
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,952	1,141	1,103	$5,990
Allowance for deferred income tax asset valuation	3,844	3,542	—	7,386
Fifty-three weeks ended December 30, 2006
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,323	1,941	1,312	$5,952
Allowance for deferred income tax asset valuation	4,397	(553)	—	3,844

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2009.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	02/23/09
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	02/23/09
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	02/23/09

Walter Scott, Jr.* Thomas F. Madison* Glen A. Barton* Daniel P. Neary*	Kenneth E. Stinson* Stephen R. Lewis, Jr.* K.R. (Kaj) den Daas*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 23rd day of February, 2009. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

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
Credit Agreement, dated as of October 16, 2008, among the Company, Valmont Industries Holland B.V. and Valmont Singapore Pte. Ltd. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Funding Fronting Lender, Banc of America Securities Asia Limited, as Singapore Loan Agent, Bank of America N.A. Singapore Branch, as Singapore Borrowing Funding Lender, and other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 2008 and is incorporated herein by reference.
Exhibit 4.3	—
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
Exhibit 10.5	—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.
Exhibit 10.6	—	Form of Stock Option Agreement. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.

Exhibit 10.7	*	—	Form of Restricted Stock Agreement.
Exhibit 10.8		—	Form of Restricted Stock Unit Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 10.9		—	Form of Director Stock Option Agreement. This document was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K dated December 27, 2007 and is incorporated herein by reference.
Exhibit 10.10		—
The 2006 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference
Exhibit 10.11		—	The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference
Exhibit 10.12		—
Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2008","Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2009.
Exhibit 10.13		—
The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by this reference.
Exhibit 10.14		—	VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 21	*	—	Subsidiaries of the Company.
Exhibit 23	*	—	Consent of Deloitte & Touche LLP.
Exhibit 24	*	—	Power of Attorney.
Exhibit 31.1	*	—	Section 302 Certification of Chief Executive Officer.
Exhibit 31.2	*	—	Section 302 Certification of Chief Financial Officer.
Exhibit 32.1	*	—	Section 906 Certifications.

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.14.

*
Filed herewith.