Form 10-Q
period 2009-03-28
VALMONT INDUSTRIES INC
filed 2009-05-01
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes             No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

26,242,577
Outstanding shares of common stock as of April 22, 2009

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Net sales	$455,154	$422,286
Cost of sales	326,838	306,478

Gross profit	128,316	115,808
Selling, general and administrative expenses	69,997	65,342

Operating income	58,319	50,466

Other income (expenses):
Interest expense	(4,284)	(4,474)
Interest income	332	621
Miscellaneous	(1,798)	(1,343)

	(5,750)	(5,196)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	52,569	45,270

Income tax expense (benefit):
Current	12,300	16,661
Deferred	4,955	(1,607)

	17,255	15,054

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	35,314	30,216
Equity in earnings/(losses) of nonconsolidated subsidiaries	566	(74)

Net earnings	35,880	30,142

Less: Earnings attributable to noncontrolling interests	(16)	(443)

Net earnings attributable to Valmont Industries, Inc.	$35,864	$29,699

Earnings per share attributable to Valmont Industries, Inc.—Basic	$1.38	$1.16

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$1.37	$1.13

Cash dividends per share	$0.130	$0.105

Weighted average number of shares of common stock outstanding— Basic (000 omitted)	25,902	25,692

Weighted average number of shares of common stock outstanding— Diluted (000 omitted)	26,225	26,224

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$75,822	$68,567
Receivables, net	320,229	327,620
Inventories	317,161	313,411
Prepaid expenses	14,799	13,821
Refundable and deferred income taxes	29,649	32,380

Total current assets	757,660	755,799

Property, plant and equipment, at cost	638,967	630,410
Less accumulated depreciation and amortization	365,416	361,090

Net property, plant and equipment	273,551	269,320

Goodwill	174,374	175,291
Other intangible assets, net	102,012	104,506
Other assets	23,097	21,372

Total assets	1,330,694	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,059	$904
Notes payable to banks	13,843	19,552
Accounts payable	138,381	136,868
Accrued employee compensation and benefits	48,654	70,158
Accrued expenses	53,061	49,700
Dividends payable	3,412	3,402

Total current liabilities	258,410	280,584

Deferred income taxes	45,660	45,124
Long-term debt, excluding current installments	330,720	337,128
Other noncurrent liabilities	22,298	22,476
Shareholders' equity:
Preferred stock	—	—
Common stock of $1 par value	27,900	27,900
Retained earnings	659,319	624,254
Accumulated other comprehensive income	(3,105)	(533)
Treasury stock	(26,584)	(27,490)

Total Valmont Industries, Inc. shareholders' equity	657,530	624,131

Noncontrolling interest in consolidated subsidiaries	16,076	16,845

Total shareholders'equity	673,606	640,976

Total liabilities and shareholders' equity	$1,330,694	$1,326,288

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Cash flows from operations:
Net earnings	$35,880	$30,142
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	10,835	9,521
Stock-based compensation	1,499	1,399
Loss/(gain) on sales of property, plant and equipment	121	(215)
Equity in losses of nonconsolidated subsidiaries	(566)	74
Deferred income taxes	4,955	(1,607)
Other	709	(118)
Changes in assets and liabilities, before acquisitions:
Receivables	4.341	(12,630)
Inventories	(5,596)	(9,203)
Prepaid expenses	(1,167)	62
Accounts payable	(902)	(909)
Accrued expenses	(16,672)	(8,137)
Other noncurrent liabilities	1,515	(1,642)
Income taxes payable/refundable	2,526	9,171

Net cash flows from operations	37,478	15,908

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,042)	(10,872)
Proceeds from sale of assets	22	2,043
Acquisitions, net of cash acquired	—	(89,376)
Dividends to noncontrolling interests	(195)	—
Other, net	(2,263)	(746)

Net cash flows from investing activities	(16,478)	(98,951)

Cash flows from financing activities:
Net payments under short-term agreements	(5,709)	(504)
Proceeds from long-term borrowings	72	50,830
Principal payments on long-term obligations	(6,313)	(6,444)
Dividends paid	(3,402)	(2,724)
Proceeds from exercises under stock plans	1,394	1,580
Excess tax benefits from stock option exercises	855	1,029
Purchase of common treasury shares—stock plan exercises	(140)	(584)

Net cash flows from financing activities	(13,243)	43,183

Effect of exchange rate changes on cash and cash equivalents	(502)	356

Net change in cash and cash equivalents	7,255	(39,504)
Cash and cash equivalents—beginning of year	68,567	106,532

Cash and cash equivalents—end of period	$75,822	$67,028

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 28, 2009, the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 28, 2009 and March 29, 2008 and the Condensed Consolidated Statements of Cash Flows for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 28, 2009 and for all periods presented. Information related to noncontrolling interest in consolidated subsidiaries for 2008 has been reclassified to conform to the 2009 presentation, as required under SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which was adopted effective December 28, 2008, the beginning of the Company's 2009 fiscal year . The effect of SFAS 160 was to classify noncontrolling interests on the condensed consolidated balance sheets as equity and to reclassify the related earnings in the condensed consolidated statements of operations for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2008. The results of operations for the period ended March 28, 2009 are not necessarily indicative of the operating results for the full year.

  Inventories

        At March 28, 2009, approximately 52.2% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $47,800 and $58,200 at March 28, 2009 and December 27, 2008, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consisted of the following:

	March 28, 2009	December 27, 2008
Raw materials and purchased parts	$197,221	$207,011
Work-in-process	32,170	28,925
Finished goods and manufactured goods	135,560	135,671

Subtotal	364,951	371,607
LIFO reserve	47,790	58,196

Net inventory	$317,161	$313,411

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 28, 2009, 1,340,374 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $1,020 and $736 of compensation expense (included in selling, general and administrative expenses) in the quarters ended March 28, 2009 and March 29, 2008, respectively, related to stock options. The associated tax benefits recorded were $393 and $283, respectively.

  Fair Value

        The Company applies the provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to other accounting pronouncements that require or permit fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

		Fair Value Measurement Using:
	Carrying Value March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$12,698	$12,698	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$10,488	$10,488	$—	$—

2. Acquisitions

        In the first quarter of 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania and 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia for an aggregate amount of $89,376.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

        The Company also acquired the following businesses subsequent to the first quarter of 2008:

  1.
  In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components for the U.S. market;

  2.
  In November 2008, the Company acquired all of the outstanding shares of Stainton Metals Co., Ltd. (Stainton), an English manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Stockton-on-Tees, England

        In addition, Company acquired the assets of a provider of materials analysis, testing and inspection services, formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures and acquired the assets of a galvanizing operation located near Louisville, Kentucky in 2008.

        The Company's pro forma results of operations for the thirteen weeks ended March 29, 2008, assuming that these acquisitions occurred at the beginning of fiscal 2008 were as follows:

Thirteen Weeks Ended March 29, 2008
Net sales	$440,233
Net income	30,309
Earnings per share—diluted	$1.16

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at March 28, 2009 and December 27, 2008 were as follows:

	As of March 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$96,852	$21,393	14 years
Proprietary Software & Database	2,609	2,329	6 years
Patents & Proprietary Technology	3,427	1,010	13 years
Non-compete Agreements	1,682	622	7 years

	$104,570	$25,354

	As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,202	$19,560	14 years
Proprietary Software & Database	2,609	2,295	6 years
Patents & Proprietary Technology	3,427	929	13 years
Non-compete Agreements	1,696	548	7 years

	$104,934	$23,332

        Amortization expense for intangible assets during the first quarter of 2009 and 2008 was $2,045 and $1,385, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2009	$8,133
2010	8,093
2011	7,952
2012	7,873
2013	6,975

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 28, 2009 and December 27, 2008 were as follows:

	March 28, 2009	December 27, 2008
PiRod	4,750	$4,750
Newmark	11,111	11,111
Tehomet	1,260	1,316
West Coast	2,007	2,030
Site Pro	1,800	1,800
Stainton	1,225	1,254
Other	643	643

	$22,796	$22,904

        The PiRod, Newmark and Tehomet trade names were tested for impairment separately from goodwill in the third quarter of 2008. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

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

  Goodwill

        The carrying amount of goodwill as of March 28, 2009 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$—	$175,291
Foreign currency translation	(932)	—	—	15	—	(917)

Balance March 28, 2009	$51,392	$77,141	$43,777	$2,064	$—	$174,374

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

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 28, 2009	March 29, 2008
Interest	$2,120	$1,805
Income taxes	9,889	9,604

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 28, 2009:
Net earnings attributable to Valmont Industries, Inc.	$35,864	—	$35,864
Shares outstanding	25,902	323	26,225
Per share amount	$1.38	$(0.01)	$1.37
Thirteen weeks ended March 29, 2008:
Net earnings attributable to Valmont Industries, Inc.	$29,699	—	$29,699
Shares outstanding	25,692	532	26,224
Per share amount	$1.16	$(0.03)	$1.13

        At March 28, 2009 there were 641,370 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen weeks ended March 28, 2009. At March 29, 2008, there were no outstanding stock options with exercise prices exceeding the market price of common stock. Therefore, there were no shares contingently issuable upon exercise of stock options excluded from the computation of diluted earnings per share for the thirteen weeks ended March 29, 2008.

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

(Unaudited)

6. Comprehensive Income (Continued)

comprehensive income. The Company's total comprehensive income attributable to the Company for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, were as follows:

	Thirteen Weeks Ended
	March 28,	March 29,
Net earnings attributable to Valmont Industries, Inc.	$35,864	$29,699
Currency translation adjustment	(2,571)	5,857

Total comprehensive income attributable to Valmont Industries, Inc.	$33,293	$35,556

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

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$119,478	$115,980
Specialty	32,933	25,292
Utility	5,976	8,166

Engineered Support Structures segment	158,387	149,438
Utility Support Structures segment:
Steel	140,818	79,506
Concrete	35,243	21,664

Utility Support Structures segment	176,061	101,170
Coatings segment	30,012	35,128
Irrigation segment	103,062	130,778
Other	19,610	25,449

Total	487,132	441,963
INTERSEGMENT SALES:
Engineered Support Structures	20,418	5,987
Utility Support Structures	558	681
Coatings	6,143	7,681
Irrigation	5	9
Other	4,854	5,319

Total	31,978	19,677
NET SALES:
Engineered Support Structures segment	137,969	143,451
Utility Support Structures segment	175,503	100,489
Coatings segment	23,869	27,447
Irrigation segment	103,057	130,769
Other	14,756	20,130

Total	$455,154	$422,286

OPERATING INCOME (LOSS):
Engineered Support Structures segment	$8,069	$10,082
Utility Support Structures segment	38,956	14,673
Coatings segment	5,991	6,546
Irrigation segment	12,012	22,395
Other	3,474	4,412
Net corporate expense	(10,183)	(7,642)

Total	$58,319	$50,466

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 28, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$253,559	$120,670	$124,749	$(43,824)	$455,154
Cost of sales	185,751	91,433	94,655	(45,001)	326,838

Gross profit	67,808	29,237	30,094	1,177	128,316
Selling, general and administrative expenses	37,770	14,037	18,190	—	69,997

Operating income	30,038	15,200	11,904	1,177	58,319

Other income (expenses):
Interest expense	(3,963)	(7)	(314)	—	(4,284)
Interest income	7	1	324	—	332
Miscellaneous	(152)	63	(1,709)	—	(1,798)

	(4,108)	57	(1,699)	—	(5,750)

Earnings before income taxes, minority interest and equity in equity in earnings/(losses) of nonconsolidated subsidiaries	25,930	15,257	10,205	1,177	52,569

Income tax expense (benefit):
Current	5,403	5,764	1,133	—	12,300
Deferred	3,631	(121)	1,445	—	4,955

	9,034	5,643	2,578	—	17,255

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	16,896	9,614	7,627	1,177	35,314
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,791	—	—	(17,225)	566

Net Earnings	34,687	9,614	7,627	(16,048)	35,880
Less: Earnings attributable to noncontrolling interests	—	—	(16)	—	(16)

Net Earnings attributable to Valmont Industries, Inc.	$34,687	$9,614	$7,611	$(16,048)	$35,864

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 29, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$251,707	$79,739	$116,414	$(25,574)	$422,286
Cost of sales	183,422	62,655	86,541	(26,140)	306,478

Gross profit	68,285	17,084	29,873	566	115,808
Selling, general and administrative expenses	35,544	11,116	18,682	—	65,342

Operating income	32,741	5,968	11,191	566	50,466

Other income (expenses):
Interest expense	(3,878)	(6)	(590)	—	(4,474)
Interest income	80	12	529	—	621
Miscellaneous	(907)	47	(483)	—	(1,343)

	(4,705)	53	(544)	—	(5,196)

Earnings before income taxes, minority interest and equity in equity in earnings/(losses) of nonconsolidated subsidiaries	28,036	6,021	10,647	566	45,270

Income tax expense (benefit):
Current	11,816	2,126	2,719	—	16,661
Deferred	(1,663)	62	(6)	—	(1,607)

	10,153	2,188	2,713	—	15,054

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	17,883	3,833	7,934	566	30,216
Equity in earnings/(losses) of nonconsolidated subsidiaries	11,250	—	6	(11,330)	(74)

Net Earnings	29,133	3,833	7,940	(10,764)	30,142
Less: Earnings attributable to noncontrolling interests	—	—	(443)	—	(443)

Net Earnings attributable to Valmont Industries, Inc.	$29,133	$3,833	$7,497	$(10,764)	$29,699

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 28, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,309	$1,520	$48,993	$—	$75,822
Receivables, net	122,700	70,259	127,270	—	320,229
Inventories	140,748	65,421	110,992	—	317,161
Prepaid expenses	3,387	1,124	10,288	—	14,799
Refundable and deferred income taxes	16,449	6,319	6,881	—	29,649

Total current assets	308,593	144,643	304,424	—	757,660

Property, plant and equipment, at cost	391,784	91,185	155,998	—	638,967
Less accumulated depreciation and amortization	246,367	40,376	78,673	—	365,416

Net property, plant and equipment	145,417	50,809	77,325	—	273,551

Goodwill	20,108	107,542	46,724	—	174,374
Other intangible assets	1,106	78,827	22,079	—	102,012
Investment in subsidiaries and intercompany accounts	685,732	340	(54,713)	(631,359)	—
Other assets	20,178	—	2,919	—	23,097

Total assets	$1,181,134	$382,161	$398,758	$(631,359)	$1,330,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$864	$13	$182	$—	$1,059
Notes payable to banks	—	10	13,833	—	13,843
Accounts payable	66,263	16,110	56,008	—	138,381
Accrued expenses	51,671	9,142	40,902	—	101,715
Dividends payable	3,412	—	—	—	3,412

Total current liabilities	122,210	25,275	110,925	—	258,410

Deferred income taxes	15,001	22,606	8,053	—	45,660
Long-term debt, excluding current installments	329,351	19	1,350	—	330,720
Other noncurrent liabilities	19,526	—	2,772	—	22,298
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,494	(17,742)	27,900
Additional paid-in capital		181,542	129,952	(311,494)	—
Retained earnings	693,730	138,471	129,241	(302,123)	659,319
Accumulated other comprehensive income	—	—	(3,105)	—	(3,105)
Treasury stock	(26,584)	—	—	—	(26,584)

Total Valmont Industries, Inc. shareholders' equity	695,046	334,261	259,582	(631,359)	657,530

Noncontrolling interest in consolidated subsidiaries	—	—	16,076	—	16,076

Total shareholders' equity	695,046	334,261	275,658	(631,359)	673,606

Total liabilities and shareholders' equity	$1,181,134	$382,161	$398,758	$(631,359)	$1,330,694

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,989	$1,503	$48,075	$—	$68,567
Receivables, net	114,510	61,625	151,485	—	327,620
Inventories	132,896	69,913	110,602	—	313,411
Prepaid expenses	3,362	639	9,820	—	13,821
Refundable and deferred income taxes	19,636	6,235	6,509	—	32,380

Total current assets	289,393	139,915	326,491	—	755,799

Property, plant and equipment, at cost	386,488	88,723	155,199	—	630,410
Less accumulated depreciation and amortization	243,153	38,903	79,034	—	361,090

Net property, plant and equipment	143,335	49,820	76,165	—	269,320

Goodwill	20,108	107,542	47,641	—	175,291
Other intangible assets	1,147	80,329	23,030	—	104,506
Investment in subsidiaries and intercompany accounts	679,653	2,722	(56,869)	(625,506)	—
Other assets	17,584	—	3,788	—	21,372

Total assets	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$852	$16	$36	—	$904
Notes payable to banks	—	13	19,539	—	19,552
Accounts payable	52,891	19,812	64,165	—	138,868
Accrued expenses	62,958	13,175	43,725	—	119,858
Dividends payable	3,402	—	—	—	3,402

Total current liabilities	120,103	33,016	127,465	—	280,584

Deferred income taxes	14,558	22,642	7,924	—	45,124
Long-term debt, excluding current installments	335,537	23	1,568	—	337,128
Other noncurrent liabilities	19,524	—	2,952	—	22,476
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,494	(17,742)	27,900
Additional paid-in capital	—	181,542	139,577	(321,119)	—
Retained earnings	661,088	128,857	120,954	(286,645)	624,254
Accumulated other comprehensive income	—	—	(533)	—	(533)
Treasury stock	(27,490)	—	—	—	(27,490)

Total Valmont Industries, Inc. shareholders' equity	661,498	324,647	263,492	(625,506)	624,131

Noncontrolling interest in consolidated subsidiaries	—	—	16,845	—	16,845

Total shareholders' equity	661,498	324,647	280,337	(625,506)	640,976

Total liabilities and shareholders' equity	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 28, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$34,687	$9,614	$7,627	$(16,048)	$35,880
Adjustments to reconcile net earnings to
net cash flow from operations:
Depreciation	4,528	3,153	3,154	—	10,835
Stock-based compensation	1,499	—	—	—	1,499
Loss on sales of property, plant and equipment	(3)	48	76	—	121
Equity in losses of nonconsolidated subsidiaries	(566)	—	—	—	(566)
Deferred income taxes	3,631	(121)	1,445	—	4,955
Other adjustments	(525)	—	1,234	—	709
Changes in assets and liabilities:
Receivables	(8,191)	(8,634)	21,166	—	4,341
Inventories	(7,852)	4,492	(2,236)	—	(5,596)
Prepaid expenses	(25)	(484)	(658)	—	(1,167)
Accounts payable	9,138	(3,703)	(6,337)	—	(902)
Accrued expenses	(10,853)	(4,032)	(1,787)	—	(16,672)
Other noncurrent liabilities	1,695	—	(180)	—	1,515
Income taxes payable/refundable	4,236	—	(1,710)	—	2,526

Net cash flows from operations	31,399	333	21,794	(16,048)	37,478

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,391)	(2,687)	(4,964)	—	(14,042)
Proceeds from sale of property and equipment	6	—	16	—	22
Acquisitions, net of cash acquired	—	—	—	—
Dividends to minority interests	—	—	(195)	—	(195)
Other, net	(11,226)	2,380	(9,465)	16,048	(2,263)

Net cash flows from investing activities	(17,611)	(307)	(14,608)	16,048	(16,478)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(3)	(5,706)	—	(5,709)
Proceeds from long-term borrowings	—	3	69	—	72
Principal payments on long-term obligations	(6,175)	(9)	(129)	—	(6,313)
Dividends paid	(3,402)	—	—	—	(3,402)
Proceeds from exercises under stock plans	1,394	—	—	—	1,394
Excess tax benefits from stock option exercises	855	—	—	—	855
Purchase of common treasury shares	(140)	—	—	—	(140)

Net cash flows from financing activities	(7,468)	(9)	(5,766)	—	(13,243)

Effect of exchange rate changes on
cash and cash equivalents	—	—	(502)	—	(502)

Net change in cash and cash equivalents	6,320	17	918	—	7,255
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$25,309	$1,520	$48,993	$—	$75,822

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 29, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$29,133	$3,833	$7,940	$(10,764)	$30,142
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	4,295	2,591	2,635	—	9,521
Stock-based compensation	1,399	—	—	—	1,399
Loss on sales of property, plant and equipment	21	30	(266)	—	(215)
Equity in losses of nonconsolidated subsidiaries	80	—	(6)	—	74
Deferred income taxes	(1,663)	61	(5)	—	(1,607)
Other adjustments	—	—	(118)	—	(118)
Changes in assets and liabilities:					—
Receivables	(12,438)	961	(1,153)	—	(12,630)
Inventories	(7,395)	5,398	(7,206)	—	(9,203)
Prepaid expenses	470	(210)	(198)	—	62
Accounts payable	7,725	(3,123)	(5,511)	—	(909)
Accrued expenses	(7,264)	(1,404)	531	—	(8,137)
Other noncurrent liabilities	(1,883)	—	241	—	(1,642)
Income taxes payable/refundable	8,142	—	1,029	—	9,171

Net cash flows from operations	20,622	8,137	(2,087)	(10,764)	15,908

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,446)	(1,176)	(4,250)	—	(10,872)
Proceeds from sale of property and equipment	88	15	1,940	—	2,043
Acquisitions, net of cash acquired	—	(57,904)	(31,472)	—	(89,376)
Dividends to minority interests	—	—	—	—	—
Other, net	(93,656)	51,304	30,842	10,764	(746)

Net cash flows from investing activities	(99,014)	(7,761)	(2,940)	10,764	(98,951)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(504)	—	(504)
Proceeds from long-term borrowings	50,000	(11)	841	—	50,830
Principal payments on long-term obligations	(4,624)	(8)	(1,812)	—	(6,444)
Dividends paid	(2,724)	—	—	—	(2,724)
Proceeds from exercises under stock plans	1,580	—	—	—	1,580
Excess tax benefits from stock option exercises	1,029	—	—	—	1,029
Purchase of common treasury shares	(584)	—	—	—	(584)

Net cash flows from financing activities	44,677	(19)	(1,475)	—	43,183

Effect of exchange rate changes on cash and cash equivalents	—	—	356	—	356

Net change in cash and cash equivalents	(33,715)	357	(6,146)	—	(39,504)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$24,629	$821	$41,578	$—	$67,028

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

        This discussion should be read in conjunction with the financial statements and the notes thereto, and the management's discussion and analysis, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2008. We aggregate our businesses into four reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008	% Increase (Decrease)
Consolidated
Net sales	$455,154	$422,286	7.8%
Gross profit	128,316	115,808	10.8%
as a percent of sales	28.2%	27.4%
SG&A expense	69,997	65,342	7.1%
as a percent of sales>	15.4%	15.5%
Operating income	58,319	50,466	15.6%
as a percent of sales	12.8%	12.0%
Net interest expense	3,952	3,853	2.6%
Effective tax rate	32.8%	33.3%
Net earnings attributable to Valmont Industries, Inc.	35,864	29,699	20.8%
Earnings per share attributable to Valmont Industries, Inc—diluted	$1.37	$1.13	21.2%
Engineered Support Structures segment
Net sales	$137,969	$143,451	-3.8%
Gross profit	35,258	37,591	-6.2%
SG&A expense	27,189	27,509	-1.2%
Operating income	8,069	10,082	-20.0%
Utility Support Structures segment
Net sales	$175,503	$100,489	74.6%
Gross profit	53,574	26,600	101.4%
SG&A expense	14,618	11,927	22.6%
Operating income	38,956	14,673	165.5%
Coatings segment
Net sales	$23,869	$27,447	-13.0%
Gross profit	9,479	9,932	-4.6%
SG&A expense	3,488	3,386	3.0%
Operating income	5,991	6,546	-8.5%
Irrigation segment
Net sales	$103,057	$130,769	-21.2%
Gross profit	24,292	35,143	-30.9%
SG&A expense	12,280	12,748	-3.7%
Operating income	12,012	22,395	-46.4%
Other
Net sales	$14,756	$20,130	-26.7%
Gross profit	5,772	6,493	-11.1%
SG&A expense	2,298	2,081	10.4%
Operating income	3,474	4,412	-21.3%
Net Corporate expense
Gross profit	$(59)	$49	-120.4%
SG&A expense	10,124	7,691	31.6%
Operating loss	(10,183)	(7,642)	33.3%

  Overview

        On a consolidated basis, the sales increase in the first quarter of fiscal 2009, as compared with 2008, was mainly due to the impact of acquisitions completed after the close of the first quarter of 2008 (approximately $17.6 million) and higher selling prices due to steel cost increases that occurred throughout most of 2008. These increases were offset somewhat by currency translation effects (approximately $9.7 million), as the U.S. dollar was stronger in relation to the euro and Brazilian real in the first quarter of 2009, as compared with the same period in 2008. For the company as a whole our sales unit volumes were slightly lower in 2009, as compared with 2008. On a reportable segment basis, we realized a significant sales unit volume increase in the Utility Support Structures ("Utility") segment. This sales unit volume increase was more than offset by lower unit sales volumes in our other reportable segments. These decreases were mainly due to the global economic recession that began in late 2009, resulting in weaker sales demand for these businesses. While sales unit prices were higher in the first quarter of 2009, as compared with 2008, pricing levels have generally decreased as compared with late 2008, due to pricing pressures associated with weaker sales demand and lower raw material prices.

        The increase in gross profit margin (gross profit as a percent of sales) in the first quarter of 2009 over the same period in 2008 was mainly due to the strong sales and operational performance of the Utility segment and improved gross margins in the Coatings segment. The Engineered Support Structures (ESS) and Irrigation segments reported weaker gross margins in 2009, as compared with 2008, mainly due to lower sales and production levels.

        Selling, general and administrative (SG&A) spending increased mainly due to increased salary and benefit costs (approximately $3.1 million), the effect of acquisitions completed after March 29, 2008 (approximately $2.3 million), higher group medical expenses in 2009, as compared with 2008 (approximately $1.1 million) and increased deferred compensation expense related to the improved investment performance in the marketable securities underlying the deferred compensation plan as compared with the first quarter of 2008 (approximately $0.9 million). We recorded the investment gains and losses in these securities as "Miscellaneous" in our condensed consolidated statements of operations for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively. These increases were somewhat offset by currency translation effects of approximately $1.5 million.

        On a reportable segment basis, the substantial increase in operating income in the Utility segment more than offset decreased operating income of our other segments, resulting in an overall increase in 2009 first quarter operating income of $7.9 million, or 15.6%, as compared with the first quarter of 2008.

        Net interest expense in the first quarter of 2009 was comparable to the same period of 2008. While our first quarter 2009 average borrowing levels were approximately $90 million higher than the same period in 2008, we benefited from lower interest rates on our variable rate debt. "Miscellaneous" expense was higher in 2009, as compared with 2008, mainly due to foreign currency transaction losses, offset to a degree by improved investment performance in assets in our deferred compensation plan.

        The decrease in the effective income tax rate in the first quarter of 2009, as compared with the same period in 2008, was mainly due to reduced income tax contingency liabilities. Our cash flows provided by operations was $37.5 million in the first quarter of 2009, as compared with $15.9 million in the first quarter of 2008. Improved net earnings and a smaller increase working capital in 2009, as compared with 2008, were the main reasons for the improved operating cash flow in 2008.

  Engineered Support Structures (ESS) segment

        The decrease in ESS segment sales in the first quarter of 2009, as compared with 2008, was mainly due to weaker sales demand in worldwide markets and foreign currency translation effects

(approximately $5.3 million). These decreases were offset somewhat by the impact of acquisitions (approximately $16.9 million) and higher selling prices, as compared with the first quarter of 2008.

        In North America, lighting and traffic structure sales were lower than 2008 levels due to decreased demand for lighting and traffic control support structures. In particular, sales demand for lighting structures for residential and commercial outdoor lighting applications were lower in 2009, as compared with 2008, due to weaker residential and commercial construction activity that resulted from the global economic recession and tightness in credit markets. Net sales in the transportation market channel likewise were lower in 2009 as compared with 2008. In addition to the recession in the U.S. economy, we believe that state budget deficits and uncertainty over the U.S. economic stimulus plan also contributed to weaker sales order flows in late 2008 and early 2009, which impacted first quarter 2009 shipments. We believe that any positive impact from the U.S. economic stimulus plan directed towards street and highway construction projects will likely be realized beginning in the fourth quarter of 2009. In Europe, sales in the first quarter of 2009 were comparable with 2008, as the impact from the Mitas and Stainton acquisitions in late 2008 were offset by lower sales demand due to economic weakness in Europe and currency translation effects.

        Sales of Specialty Structures products in the first quarter of 2009 increased as compared with the same period in 2008. In North America, market conditions for sales of structures and components for the wireless communication market in 2009 were comparable to 2008, but sales were higher due mainly to the acquisition of Site Pro 1 (Site Pro) in July 2008. Sales of wireless communication poles in China in the first quarter of 2009 were stronger as compared with a relatively weak 2008, when there was some delay in demand for wireless communication structures due to industry reorganization.

        In the utility product line, China's sales of utility structures in the China market were lower in 2009, as compared with 2008, offset somewhat by stronger sales of products exported from China.

        The decrease in the operating income of the ESS segment in the first quarter of 2009 as compared with the same period in 2008 was mainly due to the decrease in sales volumes in worldwide markets, offset to a degree by the impact of acquisitions (approximately $1.5 million). For the segment, SG&A expense in the first quarter of 2009 was comparable with the same period in 2008, as the impact from acquisitions (approximately $2.1 million) was offset by currency translation impacts (approximately $1.0 million) and lower management incentive expenses (approximately $1.1 million).

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increase in the first quarter of 2009 as compared with the first quarter of 2008 was due to continued strong demand for steel and concrete transmission and substation structures and higher average sales prices. We entered the 2009 fiscal year with a record backlog and the strong first quarter 2009 sales performance relates directly to the large backlogs from year-end 2008. Our customers, who are mainly utility companies, are continuing their investment commitments in transmission and substation structures over the past several years to improve the reliability and capacity of the electrical grid in the U.S. Sales demand for pole structures for electrical distribution was weaker in 2009, as compared with 2008. This weakness relates directly to the downturn in residential and commercial construction in the U.S. that started in late 2008 due to the economic recession and credit crisis.

        The improved operating earnings for this segment in 2009, as compared with 2008, related to the increased sales levels, improved operating leverage associated with higher sales volumes and a more favorable sales mix than the first quarter of 2008. The increase in SG&A spending was principally due to higher salary and employee benefit costs ($0.8 million) to support the higher sales volumes and higher employee incentives (approximately $0.8 million) associated with improved operating earnings of this segment.

  Coatings segment

        The decrease in Coatings segment sales in the first quarter of 2009 as compared with the first quarter of 2008 was predominantly due to decreased sales volumes from both internal and external customers along with lower selling prices due to lower per pound zinc costs in 2009, as compared with 2008. The decrease in sales volumes in our galvanizing operations in the first quarter of 2009 was approximately 15%, as compared with the same period in 2008. The decrease in sales demand was related to industrial economic conditions in our served markets due to the U.S. economic recession.

        Operating income in the first quarter of 2009 was modestly below the same period in 2008, mainly as a result of lower sales demand. The impact of lower sales volumes was mitigated by cost reductions in factory operations, which included reduced utilization of contracted temporary workers. SG&A spending in the first quarter of 2009 was comparable with the first quarter of 2008, as the impact of an acquisition completed in the fourth quarter of 2008 was offset by lower management incentive expense.

  Irrigation segment

        The sales decrease in the Irrigation segment for the first quarter of 2009, as compared with the same period in 2008, was mainly due to weaker sales volumes in both domestic and international markets. In 2009, lower farm commodity prices and lower anticipated farm income, as compared with the first quarter of 2008, resulted in decreased demand for mechanized irrigation machines in global markets. In addition, we believe that the global economic recession and an uncertain outlook for world economies caused some customers to delay capital investments in irrigation technology in 2009. In North America, average selling prices were slightly higher than last year, in response to increasing raw material prices that we experienced throughout most of 2008. In 2009, selling prices have decreased somewhat from the fourth quarter of 2008, due to price competition in our various markets and lower raw material prices. International irrigation sales in the first quarter of 2009 were down in most markets, as compared with the first quarter of 2008, although sales in China and Brazil in 2009 were comparable with 2008. Sales pricing in international markets in the first quarter of 2009 was similar to the same period in 2008.

        The decrease in operating income for the first quarter of 2009, as compared with the same period in 2008, was due to the effect of lower sales unit volumes and the associated operating deleverage realized as a result of lower sales and production levels. SG&A spending in 2009 was comparable with 2008, as lower incentive expense accruals related to decreased operating income this year were essentially offset by higher salary and employee benefits costs.

  Other

        This mainly includes our tubing and industrial fastener operations. The decrease in sales and operating income in the first quarter of 2009, as compared with the same period in 2008, mainly related to weaker sales of industrial tubing due to the economic recession in the U.S. this year.

  Net corporate expense

        The increase in net corporate expense in the first quarter of 2009 as compared with the first quarter of 2008 was mainly due to higher group medical benefit costs in 2009 (approximately $1.1 million) and increased deferred compensation liabilities related to higher investment returns on the assets of the deferred compensation plan of approximately $0.9 million. The investment gains and losses were recorded in "Miscellaneous" in our condensed consolidated statement of earnings for the thirteen-week periods ended March 28, 2009 and March 29, 2008.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $499.6 million at March 28, 2009, as compared with $475.2 million at December 27, 2008. The ratio of current assets to current liabilities was 2.93:1 at March 28, 2009, as compared with 2.69:1 at December 27, 2008. Operating cash flow was $37.5 million for the thirteen week period ended March 28, 2009, as compared with $15.9 million for the same period in 2008. The improved operating cash flow in 2009 was the result of higher net earnings and a lower increase in working capital in 2009, as compared with 2008. Accounts receivable turnover in the first quarter of 2009 was slightly lower than the same period in 2008, due mainly to a shift in our sales mix from irrigation to other product lines. Inventory levels increased modestly in the first quarter of 2009, as compared to December 27, 2008, mainly due to higher inventories in the Utility segment to support the sales volume in that segment. Other reportable segments reported modestly lower inventory levels. We plan to continue to reduce inventories throughout the balance of 2009, depending on business conditions and provided that vendor delivery performance is at acceptable levels.

        Investing Cash Flows—Capital spending during the thirteen weeks ended March 28, 2009 was $14.0 million, as compared with $10.9 million for the same period in 2008. We expect our capital spending for the 2009 fiscal year to be approximately $50 million. Investing cash flows in 2008 reflected the aggregate of $89.4 million of cash paid for the West Coast and Penn Summit acquisitions.

        Financing Cash Flows—Our total interest-bearing debt decreased from $357.6 million at December 27, 2008 to $345.6 million as of March 28, 2009. The decrease in borrowings in the first quarter of 2009 was predominantly associated with payments on our borrowings under our revolving credit agreement and short-term notes payable.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 28, 2009, our long-term debt to invested capital ratio was 30.5%, as compared with 31.7% at December 27, 2008. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2009.

        Our debt financing at March 28, 2009 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $33.2 million, $30.0 million of which was unused at March 28, 2009. Our long-term debt principally consists of:

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

  (b)
  the higher of

      •
      The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus in each case, 25 to 100 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA, or

      •
      LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA

        At March 28, 2009, we had $163.0 in outstanding borrowings under the revolving credit agreement, at an interest rate of 1.74%. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 28, 2009, we had the ability to borrow an additional $91 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At March 28, 2009, we were in compliance with all covenants related to these debt agreements.

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

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described beginning on page 35 in our Form 10-K for the year ended December 27, 2008.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 36 in our Form 10-K for the fiscal year ended December 27, 2008.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the quarter ended March 28, 2009. We described these policies on pages 38-41 in our Form 10-K for fiscal year ended December 27, 2008.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 27, 2009. For additional information, refer to the section "Risk Management" beginning on page 37 in our Form 10-K for the fiscal year ended December 27, 2008.

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

        No changes in the Company's internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2008 to January 24, 2009	—	—	—	—
January 25, 2009 to February 28, 2009	191	$44.85	—	—
March 1, 2009 to March 28, 2009	2,556	$51.61	—	—

Total	2,747	$51.14	—	—

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Valmont's annual meeting of stockholders was held on April 27, 2009. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2009. For the annual meeting there were

26,237,084 shares outstanding and eligible to vote of which 23,310,651 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld
Glen A. Barton	23,141,932	168,719
Daniel P. Neary	23,055,839	254,812
Kenneth E. Stinson	22,988,252	322,399

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2009:

For	22,806,518
Against	465,795
Abstain	38,338

Item 6.    Exhibits

  (a)
  Exhibits

Exhibit No.	Description
3.1	Valmont's Restated Certificate of Incorporation
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
By:	/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 29th day of April, 2009.

 Index of Exhibits

Exhibit No.	Description
3.1	Valmont's Restated Certificate of Incorporation
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer