Form 10-Q
period 2009-06-27
VALMONT INDUSTRIES INC
filed 2009-07-31
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

26,265,839
Outstanding shares of common stock as of July 21, 2009

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$498,810	$497,129	$953,964	$919,415
Cost of sales	354,129	359,926	680,967	666,404

Gross profit	144,681	137,203	272,997	253,011
Selling, general and administrative expenses	75,265	73,833	145,262	139,175

Operating income	69,416	63,370	127,735	113,836

Other income (expenses):
Interest expense	(3,976)	(4,708)	(8,260)	(9,182)
Interest income	284	877	616	1,498
Miscellaneous	1,608	(515)	(190)	(1,858)

	(2,084)	(4,346)	(7,834)	(9,542)

Earnings before income taxes and equity in earnings (losses) of nonconsolidated subsidiaries	67,332	59,024	119,901	104,294

Income tax expense (benefit):
Current	19,266	24,875	31,566	41,536
Deferred	2,785	(4,327)	7,740	(5,934)

	22,051	20,548	39,306	35,602

Earnings before equity in earnings (losses) of nonconsolidated subsidiaries	45,281	38,476	80,595	68,692
Equity in earnings (losses) of nonconsolidated subsidiaries	(71)	31	495	(43)

Net earnings	45,210	38,507	81,090	68,649

Less: Earnings attributable to noncontrolling interests	(980)	(1,223)	(996)	(1,686)

Net earnings attributable to Valmont Industries, Inc.	$44,230	$37,264	$80,094	$66,963

Earnings per share attributable to Valmont
Industries, Inc.—Basic	$1.70	$1.44	$3.09	$2.60

Earnings per share attributable to Valmont
Industries Inc.—Diluted	$1.69	$1.41	$3.05	$2.55

Cash dividends per share	$0.150	$0.130	$0.280	$0.235

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	25,943	25,823	25,928	25,763

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,223	26,377	26,224	26,306

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,262	$68,567
Receivables, net	336,168	327,620
Inventories	251,621	313,411
Prepaid expenses	24,824	13,821
Refundable and deferred income taxes	28,444	32,380

Total current assets	737,319	755,799

Property, plant and equipment, at cost	654,271	630,410
Less accumulated depreciation and amortization	376,385	361,090

Net property, plant and equipment	277,886	269,320

Goodwill	177,158	175,291
Other intangible assets, net	101,713	104,506
Other assets	25,365	21,372

Total assets	$1,319,441	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,043	$904
Notes payable to banks	17,634	19,552
Accounts payable	129,662	136,868
Accrued employee compensation and benefits	53,686	70,158
Accrued expenses	53,673	49,700
Dividends payable	3,940	3,402

Total current liabilities	259,638	280,584

Deferred income taxes	44,833	45,124
Long-term debt, excluding current installments	258,418	337,128
Other noncurrent liabilities	24,908	22,476
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	701,714	624,254
Accumulated other comprehensive income	9,711	(533)
Treasury stock	(26,352)	(27,490)

Total Valmont Industries, Inc. shareholders' equity	712,973	624,131

Noncontrolling interest in consolidated subsidiaries	18,671	16,845

Total shareholders'equity	731,644	640,976

Total liabilities and shareholders' equity	$1,319,441	$1,326,288

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net earnings	$81,090	$68,649
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,710	19,115
Stock-based compensation	2,993	2,630
Loss/(gain) on sale of property, plant and equipment	345	(646)
Equity in (earnings)/losses in nonconsolidated subsidiaries	(495)	43
Deferred income taxes	7,740	(5,934)
Other	(239)	189
Payment of deferred compensation	—	(589)
Changes in assets and liabilities, net of business acquisitions:
Receivables	(5,356)	(34,839)
Inventories	65,061	(18,519)
Prepaid expenses	(10,369)	(6,270)
Accounts payable	(6,923)	21,510
Accrued expenses	(13,234)	4,048
Other noncurrent liabilities	(993)	(1,067)
Income taxes payable	(5,732)	1,151

Net cash flows from operating activities	135,598	49,471

Cash flows from investing activities:
Purchase of property, plant & equipment	(24,550)	(25,388)
Proceeds from sale of assets	74	3,058
Acquisitions, net of cash acquired	—	(90,225)
Dividends to noncontrolling interests	(289)	(184)
Other, net	(68)	(1,100)

Net cash flows from investing activities	(24,833)	(113,839)

Cash flows from financing activities:
Net borrowings under short-term agreements	(1,917)	2,749
Proceeds from long-term borrowings	10,001	50,895
Principal payments on long-term obligations	(88,628)	(32,985)
Dividends paid	(6,813)	(5,454)
Proceeds from exercises under stock plans	3,126	6,627
Excess tax benefits from stock option exercises	1,446	6,850
Purchase of common treasury shares—stock plan exercises	(2,146)	(7,744)

Net cash flows from financing activities	(84,931)	20,938

Effect of exchange rate changes on cash and cash equivalents	1,861	1,733

Net change in cash and cash equivalents	27,695	(41,697)
Cash and cash equivalents—beginning of year	68,567	106,532

Cash and cash equivalents—end of period	$96,262	$64,835

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2007	$27,900	$—	$496,388	$16,996	$(30,671)	$10,373	$520,986
Comprehensive income:
Net earnings	—	—	66,963	—	—	1,686	68,649
Currency translation adjustment	—	—	—	10,482	—	2,903	13,385

Total comprehensive income	—	—	—	—	—	—	82,034
Cash dividends ($0.235 per share)	—	—	(6,127)	—	—	—	(6,127)
Stock plan exercises; 62,928 shares purchased	—	—	—	—	(7,744)	—	(7,744)
Stock options exercised; 186,119 shares issued	—	(9,854)	5,966	—	10,515	—	6,627
Tax benefit from exercise of stock options	—	6,850	—	—	—	—	6,850
Stock option expense		1,488	—	—	—	—	1,488
Stock awards; 13,025 shares issued	—	1,516	—	—		—	1,516

Balance at June 28, 2008	$27,900	$—	$563,190	$27,478	$(27,900)	$14,962	$605,630

Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Comprehensive income:
Net earnings	—	—	80,094	—	—	996	81.090
Currency translation adjustment	—	—	—	10,244	—	830	11,074

Total comprehensive income	—	—	—	—	—	—	92,164
Cash dividends ($0.28 per share)	—	—	(7,351)	—	—	—	(7,351)
Stock plan exercises; 121,345 shares issued	—	(4,439)	4,717	—	2,848	—	3,126
Stock plan exercises; 33,481 shares purchased	—			—	(2,146)	—	(2,146)
Tax benefit from exercise of stock options	—	1,446	—	—	—	—	1,446
Stock option expense	—	2,040	—	—	—	—	2,040
Stock awards; 9,746 shares issued	—	953	—	—	436	—	1,389

Balance at June 27, 2009	$27,900	$—	$701,714	$9,711	$(26,352)	$18,671	$731,644

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 27, 2009, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 27, 2009 and June 28, 2008, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 27, 2009 and for all periods presented. Information related to noncontrolling interest in consolidated subsidiaries for 2008 has been reclassified to conform to the 2009 presentation, as required under SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which was adopted effective December 28, 2008, the beginning of the Company's 2009 fiscal year. The effect of SFAS 160 was to classify noncontrolling interests on the condensed consolidated balance sheets as equity and to reclassify the related earnings in the condensed consolidated statements of operations for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2008. The results of operations for the period ended June 27, 2009 are not necessarily indicative of the operating results for the full year.

  Inventories

        At June 27, 2009, approximately 48.4% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $42,200 and $58,200 at June 27, 2009 and December 27, 2008, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consisted of the following:

	June 28, 2009	December 27, 2008
Raw materials and purchased parts	$157,463	$207,011
Work-in-process	22,595	28,925
Finished goods and manufactured goods	113,792	135,671

Subtotal	293,850	371,607
LIFO reserve	42,229	58,196

Net inventory	$251,621	$313,411

        In the first half of 2009, the Company reduced its inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $2,843 for the thirteen and twenty-six week periods ended June 27, 2009.

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 27, 2009, 1,348,800 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock option for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively, were as follows:

	Thirteen Weeks Ended June 27, 2009	Thirteen Weeks Ended June 28, 2008	Twenty-six Weeks Ended June 27, 2009	Twenty-six Weeks Ended June 28, 2008
Compensation expense	$1,020	$752	$2,040	$1,488
Income tax benefits	393	288	785	572

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

		Fair Value Measurement Using:
	Carrying Value June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$13,912	$13,912	$—	$—
		Fair Value Measurement Using:
	Carrying Value December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$10,488	$10,488	$—	$—

  Subsequent Events

        The Company implemented SFAS No. 165, Subsequent Events, in the second quarter of 2009. In accordance with this pronouncement, the Company has evaluated subsequent events through July 31, 2009. The Company incorporated into the condensed consolidated financial statements presented

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

herein all subsequent events requiring recognition as of June 27, 2009 and has not identified any subsequent events that require disclosure.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets ("FAS 166"). FAS 166 is effective for the Company beginning December 27, 2009. FAS 166 modifies the accounting and disclosure requirements regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets. The Company does not expect FAS 166 to have a material impact on its financial statements.

        In June 2009, the FASB issued Statement No.168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FAS 168"). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on the Company's financial statements.

2. Acquisitions

        In the first quarter of 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania and 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia for an aggregate amount of $90,225.

        In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components for the U.S. market. In November 2008, the Company acquired all of the outstanding shares of Stainton Metals Co., Ltd. (Stainton), an English manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Stockton-on-Tees, England. In addition, the Company acquired the assets of a provider of materials analysis, testing and inspection services, formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures and acquired the assets of a galvanizing operation located near Louisville, Kentucky in 2008.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

        The purchase price allocation on the Stainton acquisition was not completed as of June 27, 2009, as the Company is in the process of evaluating the fair value of certain leased assets. The Company expects to complete the purchase price allocation for this acquisition in the third quarter of 2009.

        The Company's pro forma results of operations for the thirteen and twenty-six weeks ended June 28, 2008, assuming that these acquisitions occurred at the beginning of fiscal 2008 were as follows:

	Thirteen Weeks Ended June 28, 2008	Twenty-six Weeks Ended June 28, 2008
Net sales	$515,312	$955,545
Net earnings attributable to Valmont Industries, Inc.	38,160	69,469
Earnings per share—diluted	$1.45	$2.61

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of fiscal 2008. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at June 27, 2009 and December 27, 2008 were as follows:

	As of June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$98,348	$23,382	14 years
Proprietary Software & Database	2,609	2,363	6 years
Patents & Proprietary Technology	3,427	1,090	13 years
Non-compete Agreements	1,696	701	6 years

	$106,080	$27,536

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

	As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,202	$19,560	14 years
Proprietary Software & Database	2,609	2,295	6 years
Patents & Proprietary Technology	3,427	929	13 years
Non-compete Agreements	1,696	548	7 years

	$104,934	$23,332

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively was as follows:

Thirteen Weeks Ended June 27, 2009	Thirteen Weeks Ended June 28, 2008	Twenty-six Weeks Ended June 27, 2009	Twenty-six Weeks Ended June 28, 2008
$2,070	$1,447	$4,115	$2,832

        Estimated future amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2009	$8,253
2010	8,266
2011	8,118
2012	8,034
2013	7,136

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Non-amortized intangible assets

        Under the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 27, 2009 and December 27, 2008 were as follows:

	June 27, 2009	December 27, 2008
PiRod	$4,750	$4,750
Newmark	11,111	11,111
Tehomet	1,316	1,316
West Coast	2,148	2,030
Site Pro	1,800	1,800
Stainton	1,401	1,254
Other	643	643

	$23,169	$22,904

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

  Goodwill

        The carrying amount of goodwill as of June 27, 2009 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$175,291
Foreign currency translation	1,852	—	—	15	1,867

Balance June 27, 2009	$54,176	$77,141	$43,777	$2,064	$177,158

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

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 27, 2009	June 28, 2008
Interest	$8,759	$9,572
Income taxes	34,550	38,742

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 27, 2009:
Net earnings attributable to Valmont Industries, Inc.	$44,230	—	$44,230
Shares outstanding	25,943	280	26,223
Per share amount	$1.70	(.01)	$1.69
Thirteen weeks ended June 28, 2008:
Net earnings attributable to Valmont Industries, Inc.	$37,264	—	$37,264
Shares outstanding	25,823	554	26,377
Per share amount	$1.44	(.03)	$1.41
Twenty-six weeks ended June 27, 2009:
Net earnings attributable to Valmont Industries, Inc.	$80,094	—	$80,094
Shares outstanding	25,928	296	26,224
Per share amount	$3.09	(.04)	$3.05
Twenty-six weeks ended June 28, 2008:
Net earnings attributable to Valmont Industries, Inc.	$66,963	—	$66,963
Shares outstanding	25,763	543	26,306
Per share amount	$2.60	(.05)	$2.55

        At June 27, 2009 there were 188,127 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen and twenty six weeks ended June 27, 2009. At June 28, 2008, there were no outstanding stock options with exercise prices exceeding the market price of common stock. Therefore, there were no shares contingently issuable upon exercise of stock options excluded from the computation of diluted earnings per share for the thirteen and twenty six weeks ended June 28, 2008.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Comprehensive Income

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Currency translation adjustment is the Company's only component of accumulated other comprehensive income. The Company's total comprehensive income attributable to the Company for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net earnings attributable to Valmont Industries, Inc.	$44,230	$37,264	$80,094	$66,963
Currency translation adjustment	12,815	4,625	10,244	10,482

Total comprehensive income attributable to Valmont Industries, Inc.	$57,045	$41,889	$90,338	$77,445

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$129,184	$146,769	$248,662	$262,749
Specialty	34,895	34,276	67,828	59,568
Utility	18,463	9,914	24,439	18,080

Engineered Support Structures segment	182,542	190,959	340,929	340,397
Utility Support Structures segment
Steel	156,499	80,186	297,317	159,692
Concrete	42,646	21,116	77,889	42,780

Utility Support Structures segment	199,145	101,302	375,206	202,472
Coatings segment	28,600	37,200	58,612	72,328
Irrigation segment	101,047	159,667	204,109	290,445
Other	17,693	30,802	37,303	56,251

Total	529,027	519,930	1,016,159	961,893
Intersegment Sales:
Engineered Support Structures segment	20,361	6,813	40,779	12,800
Utility Support Structures segment	528	1,433	1,086	2,114
Coatings segment	6,188	7,181	12,331	14,862
Irrigation segment	9	4	14	13
Other	3,131	7,370	7,985	12,689

Total	30,217	22,801	62,195	42,478
Net Sales:
Engineered Support Structures segment	162,181	184,146	300,150	327,597
Utility Support Structures segment	198,617	99,869	374,120	200,358
Coatings segment	22,412	30,019	46,281	57,466
Irrigation segment	101,038	159,663	204,095	290,432
Other	14,562	23,432	29,318	43,562

Total	$498,810	$497,129	$953,964	$919,415

Operating Income(Loss):
Engineered Support Structures segment	$14,046	$18,073	$22,115	$28,155
Utility Support Structures segment	47,469	13,732	86,425	28,405
Coatings segment	6,393	9,085	12,384	15,631
Irrigation segment	9,834	28,019	21,846	50,414
Other	3,401	5,288	6,875	9,700
Net corporate expense	(11,727)	(10,827)	(21,910)	(18,469)

Total	$69,416	$63,370	$127,735	$113,836

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 27, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$254,326	$136,506	$146,577	$(38,599)	$498,810
Cost of Sales	184,621	98,858	109,411	(38,761)	354,129

Gross profit	69,705	37,648	37,166	162	144,681
Selling, general and administrative expenses	39,405	14,243	21,617	—	75,265

Operating income	30,300	23,405	15,549	162	69,416

Other income (deductions):
Interest expense	(3,709)	(6)	(261)	—	(3,976)
Interest income	22	—	262	—	284
Miscellaneous	1,248	40	320	—	1,608

	(2,439)	34	321	—	(2,084)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	27,861	23,439	15,870	162	67,332

Income tax expense:
Current	7,373	8,171	3,722	—	19,266
Deferred	2,980	452	(647)	—	2,785

	10,353	8,623	3,075	—	22,051

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	17,508	14,816	12,795	162	45,281
Equity in earnings/(losses) of nonconsolidated subsidiaries	26,560	—	—	(26,631)	(71)

Net earnings	44,068	14,816	12,795	(26,469)	45,210
Less: Earnings attributable to noncontrolling interests	—	—	(980)	—	(980)

Net Earnings attributable to Valmont Industries, Inc.	$44,068	$14,816	$11,815	$(26,469)	$44,230

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Twenty-Six Weeks Ended June 27, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$507,885	$257,176	$271,326	$(82,423)	$953,964
Cost of Sales	370,372	190,291	204,066	(83,762)	680,967

Gross profit	137,513	66,885	67,260	1,339	272,997
Selling, general and administrative expenses	77,175	28,280	39,807	—	145,262

Operating income	60,338	38,605	27,453	1,339	127,735

Other income (deductions):
Interest expense	(7,672)	(13)	(575)	—	(8,260)
Interest income	29	1	586	—	616
Miscellaneous	1,096	103	(1,389)	—	(190)

	(6,547)	91	(1,378)	—	(7,834)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	53,791	38,696	26,075	1,339	119,901

Income tax expense:
Current	12,776	13,935	4,855	—	31,566
Deferred	6,611	331	798	—	7,740

	19,387	14,266	5,653	—	39,306

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	34,404	24,430	20,422	1,339	80,595
Equity in earnings/(losses) of nonconsolidated subsidiaries	44,351	—	—	(43,856)	495

Net earnings	78,755	24,430	20,422	(42,517)	81,090
Less: Earnings attributable to noncontrolling interests	—	—	(996)	—	(996)

Net Earnings attributable to Valmont Industries, Inc	$78,755	$24,430	$19,426	$(42,517)	$80,094

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Thirteen Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$296,713	$83,181	$153,412	$(36,177)	$497,129
Cost of Sales	220,723	62,956	112,107	(35,860)	359,926

Gross profit	75,990	20,225	41,305	(317)	137,203
Selling, general and administrative expenses	40,229	11,949	21,655	—	73,833

Operating income	35,761	8,276	19,650	(317)	63,370

Other income (deductions):
Interest expense	(3,801)	(5)	(902)	—	(4,708)
Interest income	73	7	797	—	877
Miscellaneous	(114)	55	(456)	—	(515)

	(3,842)	57	(561)	—	(4,346)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	31,919	8,333	19,089	(317)	59,024

Income tax expense:
Current	15,755	2,658	6,462	—	24,875
Deferred	(3,630)	413	(1,110)	—	(4,327)

	12,125	3,071	5,352	—	20,548

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	19,794	5,262	13,737	(317)	38,476
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,787	—	33	(17,789)	31

Net earnings	37,581	5,262	13,770	(18,106)	38,507
Less: Earnings attributable to noncontrolling interests	—	—	(1,243)	—	(1,243)

Net Earnings attributable to Valmont Industries, Inc.	$37,581	$5,262	$12,527	$(18,106)	$37,264

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net Sales	$548,420	$162,920	$269,826	$(61,751)	$919,415
Cost of Sales	404,145	125,611	198,648	(62,000)	666,404

Gross profit	144,275	37,309	71,178	249	253,011
Selling, general and administrative expenses	75,773	23,065	40,337	—	139,175

Operating income	68,502	14,244	30,841	249	113,836

Other income (deductions):
Interest expense	(7,679)	(11)	(1,492)	—	(9,182)
Interest income	153	19	1,326	—	1,498
Miscellaneous	(1,021)	102	(939)	—	(1,858)

	(8,547)	110	(1,105)	—	(9,542)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	59,955	14,354	29,736	249	104,294

Income tax expense:
Current	27,571	4,784	9,181	—	41,536
Deferred	(5,293)	475	(1,116)	—	(5,934)

	22,278	5,259	8,065	—	35,602

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	37,677	9,095	21,671	249	68,692
Equity in earnings/(losses) of nonconsolidated subsidiaries	29,037	—	39	(29,119)	(43)

Net earnings	66,714	9,095	21,710	(28,870)	68,649
Less: Earnings attributable to noncontrolling interests	—	—	(1,686)	—	(1,686)

Net Earnings attributable to Valmont Industries, Inc	$66,714	$9,095	$20,024	$(28,870)	$66,963

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 27, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$38,866	$1,669	$55,727	$—	$96,262
Receivables, net	120,190	72,216	143,762	—	336,168
Inventories	98,660	53,538	99,423	—	251,621
Prepaid expenses	4,390	555	19,879	—	24,824
Refundable and deferred income taxes	14,757	6,136	7,551	—	28,444

Total current assets	276,863	134,114	326,342	—	737,319

Property, plant and equipment, at cost	397,344	93,316	163,611	—	654,271
Less accumulated depreciation and amortization	250,167	41,797	84,421	—	376,385

Net property, plant and equipment	147,177	51,519	79,190	—	277,886

Goodwill	20,108	107,542	49,508	—	177,158
Other intangible assets	1,066	77,324	23,323	—	101,713
Investment in subsidiaries and intercompany accounts	677,272	29,626	(28,765)	(678,133)	—
Other assets	21,139	—	4,226	—	25,365

Total assets	$1,143,625	$400,125	$453,824	$(678,133)	$1,319,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$880	$13	$150	$—	$1,043
Notes payable to banks	—	6	17,628	—	17,634
Accounts payable	51,954	16,311	61,397	—	129,662
Accrued expenses	56,404	11,828	39,127	—	107,359
Dividends payable	3,940	—	—	—	3,940

Total current liabilities	113,178	28,158	118,302	—	259,638

Deferred income taxes	13,448	22,874	8,511	—	44,833
Long-term debt, excluding current installments	247,004	16	11,398	—	258,418
Other noncurrent liabilities	21,128	—	3,780	—	24,908
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,494	(17,742)	27,900
Additional paid-in capital	—	181,542	139,577	(311,902)	—
Retained earnings	747,319	153,287	140,380	(339,272)	701,714
Accumulated other comprehensive income	—	—	9,711	—	9,711
Treasury stock	(26,352)	—	—	—	(26,352)

Total Valmont Industries, Inc. shareholders' equity	748,867	349,077	293,162	(668,916)	712,973

Noncontrolling interest in consolidated subsidiaries	—	—	18,671	—	18,671

Total shareholders' equity	748,867	349,077	311,833	(668,916)	731,644

Total liabilities and shareholders' equity	$1,143,625	$400,125	$453,824	$(678,133)	$1,319,441

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 27, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$78,755	$24,430	$20,422	$(42,517)	$81,090
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,241	6,326	6,143	—	21,710
Stock based compensation	2,993	—	—	—	2,993
(Gain)/ Loss on sale of property, plant and equipment	(11)	54	302	—	345
Equity in (earnings)/losses of nonconsolidated subsidiaries	(495)	—	—	—	(495)
Deferred income taxes	6,611	331	798	—	7,740
Other adjustments	—	—	(239)	—	(239)
Payment of deferred compensation
Changes in assets and liabilities:
Receivables	(5,683)	(10,591)	10,918	—	(5,356)
Inventories	34,236	16,376	14,449	—	65,061
Prepaid expenses	(1,029)	86	(9,426)	—	(10,369)
Accounts payable	133	(3,502)	(3,554)	—	(6,923)
Accrued expenses	(6,121)	(1,346)	(5,767)	—	(13,234)
Other noncurrent liabilities	(1,821)	—	828	—	(993)
Income taxes payable	(3,913)	—	(1,819)	—	(5,732)

Net cash flows from operating activities	112,896	32,164	33,055	(42,517)	135,598

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,647)	(5,088)	(6,815)	—	(24,550)
Dividends to noncontrolling interests	—	—	(289)	—	(289)
Proceeds from sale of assets	20	14	40	—	74
Other, net	12,500	(26,908)	(28,177)	42,517	(68)

Net cash flows from investing activities	(127)	(31,982)	(35,241)	42,517	(24,833)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	(6)	(1,911)	—	(1,917)
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(88,505)	(10)	(113)	—	(88,628)
Dividends paid	(6,813)	—	—	—	(6,813)
Proceeds from exercises under stock plans	3,126	—	—	—	3,126
Excess tax benefits from stock option exercises	1,446	—	—	—	1,446
Purchase of common treasury shares—stock plan exercises	(2,146)	—	—	—	(2,146)

Net cash flows from financing activities	(92,892)	(16)	7,977	—	(84,931)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,861	—	1,861

Net change in cash and cash equivalents	19,877	166	7,652	—	27,695
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$38,866	$1,699	$55,727	$—	$96,262

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$67,042	$9,095	$21,382	$(28,870)	$68,649
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	8,421	5,235	5,459	—	19,115
Stock based compensation	2,630	—	—	—	2,630
(Gain)/Loss on sale of property, plant and equipment	22	13	(681)	—	(646)
Equity in (earnings)/losses of nonconsolidated subsidiaries	82	—	(39)	—	43
Deferred income taxes	(5,293)	475	(1,116)	—	(5,934)
Other adjustments	—	—	189	—	189
Payment of deferred compensation	(589)	—	—	—	(589)
Changes in assets and liabilities:
Receivables	(22,921)	925	(12,843)	—	(34,839)
Inventories	(180)	1,605	(19,944)	—	(18,519)
Prepaid expenses	(932)	(591)	(4,747)	—	(6,270)
Accounts payable	14,967	(364)	6,907	—	21,510
Accrued expenses	(72)	299	3,821	—	4,048
Other noncurrent liabilities	(1,755)	—	688	—	(1,067)
Income taxes payable	634	—	517	—	1,151

Net cash flows from operating activities	62,056	16,692	(407)	(28,870)	49,471

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,306)	(1,155)	(9,927)	—	(25,388)
Acquisitions, net of cash acquired	(849)	(57,904)	(31,472)	—	(90,225)
Dividends to minority interest	—	—	(184)	—	(184)
Proceeds from sale of assets	678	51	2,329	—	3,058
Other, net	(111,173)	43,727	37,476	28,870	(1,100)

Net cash flows from investing activities	(125,650)	(15,281)	(1,778)	28,870	(113,839)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,749	—	2,749
Proceeds from long-term borrowings	50,000	—	895	—	50,895
Principal payments on long-term obligations	(28,426)	(86)	(4,473)	—	(32,985)
Dividends paid	(5,454)	—	—	—	(5,454)
Proceeds from exercises under stock plans	6,627	—	—	—	6,627
Excess tax benefits from stock option exercises	6,850	—	—	—	6,850
Purchase of common treasury shares—stock plan exercises	(7,744)	—	—	—	(7,744)

Net cash flows from financing activities	21,853	(86)	(829)	—	20,938

Effect of exchange rate changes on cash and cash equivalents	—	—	1,733	—	1,733

Net change in cash and cash equivalents	(41,741)	1,325	(1,281)	—	(41,697)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$16,603	$1,789	$46,443	$—	$64,835

*  *  *  *  *

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

Results of Operations

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	% Incr. (Decr.)	June 27, 2009	June 28, 2008	% Incr. (Decr.)
Consolidated
Net sales	$498,810	$497,129	0.3%	$953,964	$919,415	3.8%
Gross profit	144,681	137,203	5.5%	272,997	253,011	7.9%
as a percent of sales	29.0%	27.6%		28.6%	27.5%
SG&A expense	75,265	73,833	1.9%	145,262	139,175	4.4%
as a percent of sales	15.1%	14.9%		15.2%	15.1%
Operating income	69,416	63,370	9.5%	127,735	113,836	12.2%
as a percent of sales	13.9%	12.7%		13.4%	12.4%
Net interest expense	3,692	3,831	-3.6%	7,644	7,684	-0.5%
Effective tax rate	32.7%	34.8%		32.8%	34.1%
Net earnings attributable to Valmont Industries, Inc.	44,230	37,264	18.7%	80,094	66,963	19.6%
Earnings per share attributable to Valmont Industries, Inc.—diluted	$1.69	$1.41	19.9%	$3.05	$2.55	19.6%
Engineered Support Structures segment
Net sales	$162,181	$184,146	-11.9%	$300,150	$327,597	-8.4%
Gross profit	44,920	48,254	-6.9%	80,178	85,845	-6.6%
SG&A expense	30,874,	30,181	2.3%	58,063	57,690	0.6%
Operating income	14,046	18,073	-22.3%	22,115	28,155	-21.5%
Utility Support Structures segment
Net sales	$198,617	$99,869	98.9%	$374,120	$200,358	86.7%
Gross profit	62,653	26,980	132.2%	116,227	53,580	116.9%
SG&A expense	15,184	13,248	14.6%	29,802	25,175	18.4%
Operating income	47,469	13,732	245.7%	86,425	28,405	204.3%
Coatings segment
Net sales	$22,412	$30,019	-25.3%	$46,281	$57,466	-19.5%
Gross profit	9,958	12,409	-19.8%	19,437	22,341	-13.0%
SG&A expense	3,565	3,324	7.3%	7,053	6,710	5.1%
Operating income	6,393	9,085	-29.6%	12,384	15,631	-20.8%
Irrigation segment
Net sales	$101,038	$159,663	-36.7%	$204,095	$290,432	-29.7%
Gross profit	22,028	42,136	-47.7%	46,320	77,279	-40.1%
SG&A expense	12,194	14,117	-13.6%	24,474	26,865	-8.9%
Operating income	9,834	28,019	-64.9%	21,846	50,414	-56.7%
Other
Net sales	$14,562	$23,432	-37.9%	$29,318	$43,562	-32.7%
Gross profit	5,327	8,020	-33.6%	11,099	14,513	-23.5%
SG&A expense	1,926	2,732	-29.5%	4,224	4,813	-12.2%
Operating income	3,401	5,288	-35.7%	6,875	9,700	-29.1%
Net Corporate expense
Gross profit	$(205)	$(596)	65.6%	$(264)	$(547)	51.7%
SG&A expense	11,522	10,231	12.6%	21,646	17,922	20.8%
Operating loss	(11,727)	(10,827)	-8.3%	(21,910)	(18,469)	-18.6%

  Overview

        On a consolidated basis, net sales for the second quarter and year-to-date periods ended June 27, 2009 were slightly higher as compared with the same periods in 2008. Net sales increases for the thirteen and twenty-six weeks ended June 27, 2009, as compared with the same periods in 2008, resulted from:

  •
  the impact of acquisitions completed after the close of the second quarter of 2008 (approximately $19.2 million and $36.8 million, respectively) and;

  •
  higher selling prices due to steel cost increases that occurred throughout most of 2008. While sales unit prices were higher in 2009, as compared with 2008, pricing levels in 2009 have generally decreased as compared with late 2008, due to pricing pressures associated with weaker sales demand and lower raw material prices.

        These increases were offset by:

  •
  currency translation effects (approximately $9.6 million and $19.3 million, respectively). The U.S. dollar was stronger in relation to the euro, Brazilian real, South African rand and the Canadian dollar in 2009, as compared with 2008, resulting in lower sales when our sales in those currencies were translated into U.S. dollars and;

  •
  lower sales unit volumes in 2009, as compared with 2008. On a consolidated basis, sales unit volumes for the thirteen and twenty-six weeks ended June 27, 2009 were approximately 5% less than the same periods in 2008. On a reportable segment basis, we realized a significant sales unit volume increase in the Utility Support Structures ("Utility") segment. The sales unit volume increase in Utility was more than offset by lower unit sales volumes in our other reportable segments. These decreases were mainly due to the global economic recession that began in late 2008, resulting in weaker sales demand for these businesses.

        The increase in gross profit margin (gross profit as a percent of sales) in the second quarter and year-to-date period ended June 27, 2009 over the same periods in 2008 was mainly due to the strong sales and operational performance of the Utility segment and a modest gross margins improvement in the Coatings segment. The Irrigation segment reported weaker gross margins in 2009, as compared with 2008, mainly due to lower sales and production levels. Declining raw materials costs throughout the first half of 2009 helped us maintain gross margins to some degree despite weaker sales demand and lower factory production levels in most of our businesses.

        Selling, general and administrative (SG&A) spending in 2009 (on a quarterly and year-to-date basis) increased over 2008, due to:

  •
  increased salary and benefit costs (approximately $3.1 million and $6.2 million, respectively);

  •
  the effect of acquisitions completed after the second quarter of 2008 (approximately $3.0 million and $5.4 million, respectively), and;

  •
  increased deferred compensation expense related to the improved investment performance in the marketable securities underlying the deferred compensation plan as compared with of 2008 (approximately $1.0 million and $1.9 million, respectively). We recorded the investment gains and losses in these securities as "Miscellaneous" in our condensed consolidated statements of operations for the thirteen weeks and twenty-six weeks ended June 27, 2009 and June 28, 2008, respectively.

        These increases were somewhat offset by:

  •
  currency translation effects (approximately $1.8 million and $3.3 million, respectively), and;

  •
  lower management incentive accruals in 2009, as compared with 2008 (approximately $3.8 million and $4.3 million, respectively)

        On a reportable segment basis, the substantial increase in operating income in the Utility segment more than offset decreased operating income of our other segments, resulting in the increased operating income in 2009, as compared with 2008.

        Net interest expense for the second quarter and year-to-date periods ended June 27, 2009, were lower than the same periods in 2008. While our second quarter and year-to-date 2009 average borrowing levels were higher than the same periods in 2008, we benefited from lower interest rates on our variable rate debt. "Miscellaneous" income was higher in the second quarter and year-to-date periods ended June 27, 2009, as compared with 2008, due to improved investment performance in the assets in our deferred compensation plan and foreign currency transaction gains realized in 2009.

        The decrease in the effective income tax rate for the second quarter and year-to-date periods ended June 27, 2009, as compared with the same periods in 2008, was mainly due to a reduction in the first quarter of 2009 of our income tax contingency liabilities. Our cash flows provided by operations were $135.6 million for the twenty-six week period ended June 27, 2009, as compared with $49.5 million for the same period in 2008. Improved net earnings and working capital management in 2009, as compared with 2008, were the main reasons for the improved operating cash flow in 2009.

  Engineered Support Structures (ESS) segment

        The decrease in ESS segment sales in the quarter and year-to-date periods ended June 27, 2009, as compared with the same periods in 2008, was mainly due to weaker sales demand in worldwide markets and foreign currency translation effects (approximately $6.1 million and $11.4 million, respectively). These decreases were offset somewhat by the impact of acquisitions (approximately $19.2 million and $36.1 million, respectively) and slightly higher selling prices, as compared with 2008.

        In North America, lighting and traffic structure sales were lower than 2008 levels due to decreased demand for lighting and traffic control support structures. In particular, sales demand for lighting structures for residential and commercial outdoor lighting applications were lower in 2009, as compared with 2008, due to weaker residential and commercial construction activity that resulted from the global economic recession and tightness in credit markets. Net sales in the transportation market channel likewise were lower in 2009 as compared with 2008. In addition to the recession in the U.S. economy, we believe that state budget deficits and uncertainty over the U.S. economic stimulus plan also contributed to weaker sales order flows in late 2008 and early 2009, which impacted first and second quarter 2009 shipments. We believe that the impact from the U.S. economic stimulus plan directed towards street and highway construction projects will not be substantial, aside from some potential positive impact of financial aid provided to the various states, which could be used to fund street and highway construction projects. In Europe, sales for the second quarter and year-to-date periods ended June 27, 2009 were comparable with 2008, as the positive impact from the Mitas and Stainton acquisitions in late 2008 were offset by lower sales demand due to economic weakness in Europe and currency translation effects.

        Sales of Specialty Structures products in 2009 increased as compared with 2008, on both a quarterly and year-to-date basis. In North America, market conditions for sales of structures and components for the wireless communication market in 2009 were somewhat lower than 2008, but sales were higher due mainly to the acquisition of Site Pro 1 (Site Pro) in July 2008. Sales of wireless communication poles in China in 2009 were comparable to 2008.

        In the utility product line, China's sales of utility structures in the China market were lower in 2009, as compared with 2008, offset somewhat by stronger sales of products exported from China.

        The decrease in the operating income of the ESS segment in the second quarter and year-to-date periods ended June 27, 2009, as compared with the same periods in 2008 was mainly due to the decrease in sales volumes in worldwide markets, offset to a degree by the impact of acquisitions (approximately $2.7 million and $4.2 million, respectively) and lower raw material costs. For the segment, SG&A expense in the second quarter year-to-date of 2009 was comparable with the same period in 2008, as the impact from acquisitions (approximately $2.4 million and $4.5 million, respectively) was offset by currency translation impacts (approximately $1.4 million and $2.4 million, respectively) and lower commissions due to lower 2009 sales volumes (approximately $1.4 million and $2.5 million, respectively). In response to market conditions, we took actions in 2009 to reduce costs, including decreases in employment levels and reducing production capacity in selected areas. Due to the effect of severance costs and other associated costs, the impact of these actions on operating income in the second quarter and year-to-date periods ended June 27, 2009 was not significant.

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increase in the second quarter and year-to-date periods ended June 27, 2009 as compared with the same periods of 2008 was due to continued strong demand for steel and concrete transmission and substation structures and higher average sales prices. We entered the 2009 fiscal year with a record backlog and the strong 2009 sales performance relates directly to the large backlogs from year-end 2008. Our customers, who are mainly utility companies, are continuing their investment commitments in transmission and substation structures which began over the past several years to improve the reliability and capacity of the electrical grid in the U.S. Sales demand for pole structures for electrical distribution was weaker in 2009, as compared with 2008. This weakness relates directly to the downturn in residential and commercial construction in the U.S. that started in late 2008 due to the economic recession and credit crisis.

        The improved operating income for this segment in the second quarter and first half of 2009, as compared with the same periods in 2008, related to the increased sales levels, improved operating leverage associated with higher sales volumes and a more favorable sales mix than 2008. The increases in SG&A spending in the second quarter and first half of 2009, as compared with the same periods in 2008, were principally due to higher salary and employee benefit costs ($0.5 million and $1.3 million, respectively) to support the higher sales volumes, increased sales commissions associated with the increased sales in 2009 (approximately $0.6 million and $1.0 million) and higher employee incentives (approximately $0.3 million and $0.8 million, respectively) associated with improved operating income of this segment.

  Coatings segment

        The decrease in Coatings segment sales in the second quarter and year-to-date periods ended June 27, 2009 as compared with the same periods of 2008 was predominantly due to decreased sales volumes from both internal and external customers along with lower selling prices due to lower per pound zinc costs in 2009, as compared with 2008. The decrease in sales volumes in our galvanizing operations in the second quarter and year-to-date periods ended June 27, 2009 was approximately 18% and 16%, respectively, as compared with the same period in 2008. The decrease in sales demand was related to industrial economic conditions in our served markets due to the U.S. economic recession.

        Operating income decreased in the second quarter and first half of 2009, as compared with the same periods in 2008, mainly the result of lower unit sales demand. The impact of lower sales volumes was mitigated by cost reductions in factory operations, which included reduced utilization of contracted temporary workers. SG&A spending in the second quarter and first half of 2009 was comparable with 2008, as the impact of an acquisition completed in the fourth quarter of 2008 was offset by lower management incentive expense.

  Irrigation segment

        The sales decreases in the Irrigation segment for the second quarter and first half of 2009, as compared with the same periods in 2008, was mainly due to weaker sales volumes in both domestic and international markets. In 2009, lower farm commodity prices and lower anticipated net farm income in worldwide agricultural markets, as compared 2008, resulted in decreased demand for mechanized irrigation machines in global markets. In addition, we believe that the global economic recession and an uncertain outlook for world economies caused customers to delay capital investments in irrigation technology in 2009. Sales in international irrigation markets were lower in 2009 as compared with 2008, on both a quarterly and year-to-date basis, except for China. In both North American and international markets, average selling prices were slightly lower than last year, due to price competition in our various markets and lower raw material prices. Currency translation effects also contributed to lower irrigation segment sales for the thirteen and twenty-six weeks periods ended June 27, 2009, as compared with 2008 (approximately $3.5 million and $7.9 million, respectively).

        The decrease in operating income for the thirteen and twenty-six week periods ended June 27, 2009, as compared with the same periods in 2008, was due to the effect of lower sales unit volumes and the associated operating deleverage realized as a result of lower sales and production levels. The decrease in SG&A spending in the second quarter and year-to-date 2009, as compared with 2008, was due to lower incentive expense accruals related to decreased operating income this year (approximately $1.9 million and $2.9 million, respectively) and currency translation effects (approximately $0.4 million and $0.9 million, respectively), offset somewhat by higher salary and employee benefits costs (approximately $0.8 million and $1.4 million, respectively).

  Other

        These businesses mainly include our tubing and industrial fastener operations. The decreases in sales and operating income in the second quarter and year-to-date 2009, as compared with the same periods in 2008, mainly related to weaker sales of industrial tubing due to the economic recession in the U.S. this year.

  Net corporate expense

        The increases in net corporate expense for the quarterly and year-to-date periods ended June 27, 2009, as compared with the same periods in 2008, were mainly due to increased deferred compensation liabilities related to higher investment returns on the assets of the deferred compensation plan (approximately $1.0 million and $1.9 million, respectively). The investment gains and losses were recorded in "Miscellaneous" in our condensed consolidated statement of earnings for the thirteen and twenty-six week periods ended June 27, 2009 and June 28, 2008. Higher group medical benefit costs in the first quarter of 2009 (approximately $1.1 million) also contributed to the increase in year-to-date net corporate expense, as compared with 2008.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $477.7 million at June 27, 2009, as compared with $475.2 million at December 27, 2008. The ratio of current assets to current liabilities was 2.84:1 at June 27, 2009, as compared with 2.69:1 at December 27, 2008. Operating cash flow was $135.6 million for the twenty-six week period ended June 27, 2009, as compared with $49.5 million for the same period in 2008. The improved operating cash flow in 2009 was the result of higher net earnings and a lower increase in working capital in 2009, as compared with 2008. Accounts receivable turnover in 2009 was slightly lower than the same period in 2008, mainly due to a shift in our sales mix from irrigation to other product lines. Inventory levels decreased significantly in the first half of 2009, as compared to December 27, 2008. In 2008, our inventory levels increased throughout the year due to significant growth in our business and extended delivery lead times from our raw material providers. As demand slowed in most of our businesses, we placed additional focus on reducing our inventories to align them better with current sales demand. We plan to continue to reduce inventories throughout the balance of 2009. Our future inventory levels, however, will depend on business conditions, vendor delivery performance and the overall supply and demand conditions of our key raw material commodities (mainly hot-rolled steel, aluminum and zinc).

        Investing Cash Flows—Capital spending during the twenty-six weeks ended June 27, 2009 was $24.6 million, as compared with $25.4 million for the same period in 2008. We expect our capital spending for the 2009 fiscal year to be approximately $50 million. Investing cash flows in 2008 reflected the aggregate of $90.2 million of cash paid for the West Coast and Penn Summit acquisitions.

        Financing Cash Flows—Our total interest-bearing debt decreased from $357.6 million at December 27, 2008 to $277.1 million at June 27, 2009. The decrease in borrowings in 2009 was predominantly associated with payments on our borrowings under our revolving credit agreement and short-term notes payable through our operating cash flows and the absence of acquisition activity in 2009.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 27, 2009, our long-term debt to invested capital ratio was 24.1%, as compared with 31.7% at December 27, 2008. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2009.

        Our debt financing at June 27, 2009 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $33.9 million, $29.6 million of which was unused at June 27, 2009. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase all or a portion of the notes at the following redemption prices (stated as a percentage of face value):

Redemption Price
Until May 1, 2010	103.438%
From May 1, 2010 until May 1, 2011	102.292%
From May 1, 2011 until May 1, 2012	101.146%
After May 1, 2012	100.000%

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

        At June 27, 2009, we had $91.0 million in outstanding borrowings under the revolving credit agreement, at an interest rate of 1.59%, not including facility fees. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 27, 2009, we had the ability to borrow an additional $164 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At June 27, 2009, we were in compliance with all covenants related to these debt agreements.

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

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets ("FAS 166"). FAS 166 is effective for the Company beginning December 27, 2009. FAS 166 modifies the accounting and disclosure requirements regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and require additional disclosures about transfers of financial assets. We do not expect FAS 166 to have a material impact on our financial statements.

        In June 2009, the FASB issued Statement No.168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FAS 168"). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our financial statements.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the quarter ended June 27, 2009. We described these policies on pages 38-41 in our Form 10-K for fiscal year ended December 27, 2008.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 27, 2009. For additional information, refer to the section "Risk Management" beginning on page 37 in our Form 10-K for the fiscal year ended December 27, 2008.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2009 to April 25, 2009	13,356	$63.52	—	—
April 26, 2009 to May 30, 2009	16,879	66.62	—	—
May 31, 2009 to June 27, 2009	499	65.75	—	—

Total	30,734	$65.26	—	—

        During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On April 27, 2009, the Company's Board of Directors declared a quarterly cash dividend on common stock of 15 cents per share, which was paid on July 15, 2009, to stockholders of record June 26, 2009. The indicated annual dividend rate is 60 cents per share.

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
Dated this 31st day of July, 2009.