Form 10-Q
period 2009-09-26
VALMONT INDUSTRIES INC
filed 2009-11-03
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
Or
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

26,276,932
Outstanding shares of common stock as of October 26, 2009

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net sales	$434,010	$494,801	$1,387,974	$1,414,216
Cost of sales	297,652	359,802	978,619	1,026,206

Gross profit	136,358	134,999	409,355	388,010
Selling, general and administrative expenses	73,625	73,103	218,887	212,278

Operating income	62,733	61,896	190,468	175,732

Other income (expense):
Interest expense	(3,587)	(4,264)	(11,847)	(13,446)
Interest income	370	382	986	1,880
Miscellaneous	2,106	(376)	1,916	(2,234)

	(1,111)	(4,258)	(8,945)	(13,800)

Earnings before income taxes, minority interest and equity in earnings of nonconsolidated subsidiaries	61,622	57,638	181,523	161,932

Income tax expense (benefit):
Current	22,779	24,089	54,345	65,625
Deferred	(2,441)	(4,501)	5,299	(10,435)

	20,338	19,588	59,644	55,190

Earnings before equity in earnings of nonconsolidated subsidiaries	41,284	38,050	121,879	106,742
Equity in earnings of nonconsolidated subsidiaries	84	412	579	369

Net earnings	41,368	38,462	122,458	107,111

Less: Earnings attributable to noncontrolling interests	(894)	(1,478)	(1,890)	(3,164)

Net earnings attributable to Valmont Industries, Inc.	$40,474	$36,984	$120,568	$103,947

Earnings per share—Basic	$1.56	$1.43	$4.65	$4.03

Earnings per share—Diluted	$1.53	$1.40	$4.59	$3.95

Cash dividends per share	$0.150	$0.130	$0.430	$0.365

Weighted average number of shares of common stock outstanding (000 omitted)	25,963	25,864	25,936	25,793

Weighted average number of shares of common stock outstanding plus dilutive potential common shares (000 omitted)	26,402	26,362	26,257	26,321

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$129,844	$68,567
Receivables, net	296,267	327,620
Inventories	216,483	313,411
Prepaid expenses	26,596	13,821
Refundable and deferred income taxes	31,895	32,380

Total current assets	701,085	755,799

Property, plant and equipment, at cost	674,762	630,410
Less accumulated depreciation and amortization	388,096	361,090

Net property, plant and equipment	286,666	269,320

Goodwill	174,042	175,291
Other intangible assets, net	98,134	104,506
Other assets	28,785	21,372

Total assets	$1,288,712	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$977	$904
Notes payable to banks	24,950	19,552
Accounts payable	118,463	136,868
Accrued expenses	57,671	49,700
Accrued employee compensation and benefits	63,195	70,158
Dividends payable	3,941	3,402

Total current liabilities	269,197	280,584

Deferred income taxes	43,393	45,124
Long-term debt, excluding current installments	171,710	337,128
Other noncurrent liabilities	26,490	22,476
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	740,784	624,254
Accumulated other comprehensive income (loss)	14,781	(533)
Treasury stock	(26,789)	(27,490)

Total Valmont Industries, Inc. shareholders' equity	756,676	624,131

Noncontrolling interest in consolidated subsidiaries	21,246	16,845

Total shareholders' equity	777,922	640,976

Total liabilities and shareholders' equity	$1,288,712	$1,326,288

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008
Cash flows from operating activities:
Net earnings	$122,458	$107,111
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	33,639	29,081
Stock-based compensation	4,814	3,869
Loss/(gain) on sale of assets	807	(377)
Equity in earnings of nonconsolidated subsidiaries	(579)	(369)
Deferred income taxes	5,299	(10,435)
Other	(238)	(840)
Payment of deferred compensation	—	(589)
Changes in assets and liabilities, net of business acquisitions:
Receivables	37,945	(49,109)
Inventories	102,820	(78,663)
Prepaid expenses	(11,556)	(28)
Accounts payable	(19,949)	34,510
Accrued expenses	(1,262)	24,152
Other noncurrent liabilities	(737)	(1,430)
Income taxes payable/refundable	(7,035)	10,111

Net cash flows from operating activities	266,426	66,994

Cash flows from investing activities:
Purchase of property, plant & equipment	(38,718)	(38,924)
Proceeds from sale of assets	595	3,133
Acquisitions, net of cash acquired	—	(119,044)
Dividends to noncontrolling interests	(289)	(184)
Other, net	(2,454)	(598)

Net cash flows from investing activities	(40,866)	(155,617)

Cash flows from financing activities:
Net borrowings under short-term agreements	5,398	10,395
Proceeds from long-term borrowings	10,001	80,895
Principal payments on long-term obligations	(175,909)	(38,787)
Dividends paid	(10,753)	(8,852)
Proceeds from exercises under stock plans	4,549	6,689
Excess tax benefits from stock option exercises	1,954	7,117
Purchase of common treasury shares—stock plan exercises	(3,440)	(7,895)

Net cash flows from financing activities	(168,200)	49,562

Effect of exchange rate changes on cash and cash equivalents	3,917	624

Net change in cash and cash equivalents	61,277	(38,437)
Cash and cash equivalents—beginning of year	68,567	106,532

Cash and cash equivalents—end of period	$129,844	$68,095

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2007	$27,900	$—	$496,388	$16,996	$(30,671)	$10,373	$520,986
Comprehensive income:
Net earnings	—	—	103,947	—	—	3,164	107,111
Currency translation adjustment	—	—	—	(657)	—	(835)	(1,492)

Total comprehensive income	—	—	—	—	—	—	105,619
Cash dividends ($0.365 per share)	—	—	(9,527)	—	—	—	(9,527)
Dividends to noncontrolling interests	—	—	—	—	—	(184)	(184)
Acquisitions	—	—	—	—	—	7,192	7,192
Stock plan exercises; 77,328 shares purchased	—	—	—	—	(7,896)	—	(7,896)
Stock options exercised; 266,973 shares issued	—	(11,360)	6,866	—	11,149	—	6,655
Tax benefit from exercise of stock options	—	7,117	—	—	—	—	7,117
Stock option expense		2,248	—	—	—	—	2,248
Stock awards; 13,025 shares issued	—	1,995	—	—	—	—	1,995

Balance at September 27, 2008	$27,900	$—	$597,674	$16,339	$(27,418)	$19,710	$634,205

Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Comprehensive income:
Net earnings	—	—	120,568	—	—	1,890	122,458
Currency translation adjustment	—	—	—	15,314	—	2,800	18,114

Total comprehensive income	—	—	—	—	—	—	140,572
Cash dividends ($0.43 per share)	—	—	(11,292)	—	—	—	(11,292)
Dividends to noncontrolling interests	—	—	—	—	—	(289)	(289)
Stock plan exercises; 152,864 shares issued	—	(6,410)	7,254	—	3,705	—	4,549
Stock plan exercises; 49,709 shares purchased	—	—	—	—	(3,440)	—	(3,440)
Tax benefit from exercise of stock options	—	1,954	—	—	—	—	1,954
Stock option expense	—	3,061	—	—	—	—	3,061
Stock awards; 9,746 shares issued	—	1,395	—	—	436	—	1,831

Balance at September 26, 2009	$27,900	$—	$740,784	$14,781	$(26,789)	$21,246	$777,922

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 26, 2009, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 26, 2009 and September 27, 2008, the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 26, 2009 and for all periods presented. Information related to noncontrolling interest in consolidated subsidiaries for 2008 has been reclassified to conform to the 2009 presentation, as required under Accounting Standards Codification 810, Consolidation, which was adopted effective December 28, 2008, the beginning of the Company's 2009 fiscal year. The effect of this standard was to classify noncontrolling interests on the condensed consolidated balance sheets as equity and to reclassify the related earnings in the condensed consolidated statements of operations for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2008. The results of operations for the periods ended September 26, 2009 are not necessarily indicative of the operating results for the full year.

  Inventories

        At September 26, 2009, approximately 44.8% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $41,600 and $58,200 at September 26, 2009 and December 27, 2008, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consisted of the following:

	September 26, 2009	December 27, 2008
Raw materials and purchased parts	$128,584	$207,011
Work-in-process	18,562	28,925
Finished goods and manufactured goods	110,968	135,671

Subtotal	258,114	371,607
LIFO reserve	41,631	58,196

Net inventory	$216,483	$313,411

        In 2009, the Company reduced its inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $1,204 and $4,047 for the thirteen and thirty-nine week periods ended September 26, 2009, respectively.

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 26, 2009, 1,335,570 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense related to stock options (included in selling, general and administrative expenses) and associated tax benefits for the periods listed below were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Compensation expense	$1,021	$760	$3,061	$2,248
Related tax benefits	394	289	1,178	854

  Fair Value

        On December 30, 2007, the Company adopted Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

adopted ASC 820 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay, which was adopted in fiscal 2009.

        ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,238	$15,238	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$10,488	$10,488	$—	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

  Subsequent Events

        The Company implemented Accounting Standards Codification 855, Subsequent Events, in the second quarter of 2009. In accordance with this pronouncement, the Company evaluated subsequent events through November 3, 2009. The Company evaluated all subsequent events requiring recognition as of September 26, 2009 and did not identify any subsequent events that require disclosure.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets. The update to ASC 860 eliminates the qualifying special purpose entity ("QSPE") concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. The Company is currently assessing the potential impact of adopting this new accounting guidance.

2. Acquisitions

        In the first quarter of 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania and 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia. In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components for the U.S. market.

        In November 2008, the Company acquired all of the outstanding shares of Stainton Metals Co., Ltd. (Stainton), an English manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Stockton-on-Tees, England. The Company completed the purchase price allocation related to this acquisition in the third quarter of fiscal 2009. The changes to the purchase price allocation from what was previously recorded were related to the adjustment of the recorded amount of fixed assets to fair value, and certain deferred income tax assets with corresponding adjustments to intangible assets.

        In addition, the Company acquired the assets of a provider of materials analysis, testing and inspection services, formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures and acquired the assets of a galvanizing operation located near Louisville, Kentucky in 2008.

        The aggregate amount paid by the Company for the businesses acquired in the year-to-date period ended September 27, 2008 was $119,044.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

        The Company's pro forma results of operations for the thirteen and thirty-nine weeks ended September 27, 2008, assuming that these transactions occurred at the beginning of fiscal 2008 were as follows:

	Thirteen Weeks Ended September 27, 2008	Thirty-nine Weeks Ended September 27, 2008
Net sales	$507,112	$1,462,657
Net earnings attributable to Valmont Industries, Inc.	37,685	107,154
Earnings per share attributable to Valmont Industries, Inc.—diluted	$1.43	$4.07

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of fiscal 2009. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Consolidated Balance Sheet were not impaired, other than certain intangible assets associated with a sign structures operation. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at September 26, 2009 and December 27, 2008 were as follows:

	As of September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,046	$25,683	14 years
Proprietary Software & Database	2,628	2,399	6 years
Patents & Proprietary Technology	3,466	1,176	13 years
Non-compete Agreements	1,711	765	6 years

	$104,851	$30,023

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

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively was as follows:

Thirteen Weeks Ended September 26, 2009	Thirteen Weeks Ended September 27, 2008	Thirty-nine Weeks Ended September 26, 2009	Thirty-nine Weeks Ended September 27, 2008
$2,419	$1,768	$6,534	$4,600

Estimated Amortization Expense
2009	$8,231
2010	8,077
2011	7,836
2012	7,798
2013	6,964

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 26, 2009 and December 27, 2008 were as follows:

	September 26, 2009	December 27, 2008
PiRod	$4,750	$4,750
Newmark	11,111	11,111
Tehomet	1,374	1,316
West Coast	2,268	2,030
Site Pro	1,800	1,800
Stainton	1,360	1,254
Other	643	643

	$23,306	$22,904

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

        These trade names were tested for impairment separately from goodwill in the third quarter of 2009. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired as of September 26, 2009.

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

  Goodwill

        The carrying amount of goodwill as of September 26, 2009 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$175,291
Purchase accounting adjustment	(2,911)	—	—	—	(2,911)
Impairment	(395)	—	—	—	(395)
Foreign currency translation	2,042	—	—	15	2,057

Balance September 26, 2009	$51,060	$77,141	$43,777	$2,064	$174,042

        The purchase accounting adjustment was related to the finalization of the purchase price allocation of the Company's acquisition of 100% of the shares of Stainton. The impairment charge was related to the Company's evaluation of its goodwill and intangible assets assigned to a sign structure operation in the third quarter of 2009, which were all determined to be impaired based on estimated future cash flows.

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	Sept. 26, 2009	Sept. 27, 2008
Interest	10,104	$11,216
Income taxes	59,940	57,076

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 26, 2009:
Net earnings attributable to Valmont Industries, Inc.	$40,474	—	$40,474
Shares outstanding	25,963	439	26,402
Per share amount	$1.56	(.03)	$1.53
Thirteen weeks ended September 27, 2008:
Net earnings attributable to Valmont Industries, Inc.	$36,984	—	$36,984
Shares outstanding	25,864	498	26,362
Per share amount	$1.43	(.03)	$1.40
Thirty-nine weeks ended September 26, 2009:
Net earnings attributable to Valmont Industries, Inc.	$120,568	—	$120,568
Shares outstanding	25,936	321	26,257
Per share amount	$4.65	(.06)	$4.59
Thirty-nine weeks ended September 27, 2008:
Net earnings attributable to Valmont Industries, Inc.	$103,947	—	$103,947
Shares outstanding	25,793	528	26,321
Per share amount	$4.03	(.08)	$3.95

        At September 26, 2009 there were 185,773 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen and thirty-nine weeks ended September 26, 2009. At September 27, 2008, there were no outstanding stock options with exercise prices exceeding the market price of common stock. Therefore, there were no shares contingently issuable upon exercise of stock options excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 27, 2008.

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

(Unaudited)

6. Comprehensive Income (Continued)

comprehensive income. The Company's total comprehensive income for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net earnings attributable to Valmont Industries, Inc.	$40,474	$36,984	$120,568	$103,947
Currency translation adjustment	5,070	(11,139)	15,314	(657)

Total comprehensive income attributable to Valmont Industries, Inc.	$45,544	$25,845	$135,882	$103,290

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$142,184	$132,466	$396,504	$395,215
Specialty	33,478	37,174	99,991	96,742
Utility	14,736	17,429	34,832	35,509

	190,398	187,069	531,327	527,466
Utility Support Structures segment:
Steel	127,199	92,888	424,516	252,580
Concrete	23,520	20,098	101,409	62,878

	150,719	112,986	525,925	315,458
Coatings segment	29,683	35,889	88,295	108,217
Irrigation segment	75,230	150,445	279,339	440,890
Other	16,943	33,564	54,246	89,815

	462,973	519,953	1,479,132	1,481,846
Intersegment Sales:
Engineered Support Structures	17,961	7,880	58,740	20,680
Utility Support Structures	553	1,973	1,639	4,087
Coatings	7,020	6,961	19,351	21,823
Irrigation	2	5	16	18
Other	3,427	8,333	11,412	21,022

	28,963	25,152	91,158	67,630
Net Sales:
Engineered Support Structures	172,437	179,189	472,587	506.786
Utility Support Structures	150,166	111,013	524,286	311,371
Coatings	22,663	28,928	68,944	86,394
Irrigation	75,228	150,440	279,323	440,872
Other	13,516	25,231	42,834	68,793

Consolidated Net Sales	$434,010	$494,801	$1,387,974	$1,414,216

Operating Income:
Engineered Support Structures	$18,186	$16,336	$40,301	$44,394
Utility Support Structures	40,372	14,531	126,797	43,033
Coatings	7,581	9,284	19,965	24,915
Irrigation	5,633	25,249	27,479	75,663
Other	3,046	5,821	9,921	15,521
Net corporate expense	(12,085)	(9,325)	(33,995)	(27,794)

Total Operating Income	$62,733	$61,896	$190,468	$175,732

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 26, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$225,013	$101,875	$143,657	$(36,535)	$434,010
Cost of sales	160,249	69,914	104,594	(37,105)	297,652

Gross profit	64,764	31,961	39,063	570	136,358
Selling, general and administrative expenses	37,667	13,121	22,837	—	73,625

Operating income	27,097	18,840	16,226	570	62,733

Other income (deductions):
Interest expense	(3,331)	—	(256)	—	(3,587)
Interest income	15	—	355	—	370
Miscellaneous	1,440	46	620	—	2,106

	(1,876)	46	719	—	(1,111)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	25,221	18,886	16,945	570	61,622

Income tax expense:
Current	9,439	5,872	7,468	—	22,779
Deferred	(789)	1,618	(3,270)	—	(2,441)

	8,650	7,490	4,198	—	20,338

Earnings before equity in earnings of nonconsolidated subsidiaries	16,571	11,396	12,747	570	41,284
Equity in earnings of nonconsolidated subsidiaries	23,333	—	—	(23,249)	84

Net earnings	39,904	11,396	12,747	(22,679)	41,368
Less: Earnings attributable to noncontrolling interests	—	—	(894)	—	(894)

Net earnings attributable to Valmont Industries, Inc	$39,904	$11,396	$11,853	$(22,679)	$40,474

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 26, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$732,898	$359,051	$414,983	$(118,958)	$1,387,974
Cost of sales	530,621	260,205	308,660	(120,867)	978,619

Gross profit	202,277	98,846	106,323	1,909	409,355
Selling, general and administrative expenses	114,842	41,401	62,644	—	218,887

Operating income	87,435	57,445	43,679	1,909	190,468

Other income (deductions):
Interest expense	(11,003)	(13)	(831)	—	(11,847)
Interest income	44	1	941	—	986
Miscellaneous	2,536	149	(769)	—	1,916

	(8,423)	137	(659)	—	(8,945)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	79,012	57,582	43,020	1,909	181,523

Income tax expense:
Current	22,215	19,807	12,323	—	54,345
Deferred	5,822	1,949	(2,472)	—	5,299

	28,037	21,756	9,851	—	59,644

Earnings before equity in earnings of nonconsolidated subsidiaries	50,975	35,826	33,169	1,909	121,879
Equity in earnings of nonconsolidated subsidiaries	67,684	—	—	(67,105)	579

Net earnings	118,659	35,826	33,169	(65,196)	122,458
Less: Earnings attributable to noncontrolling interests	—	—	(1,890)	—	(1,890)

Net earnings attributable to Valmont Industries, Inc	$118,659	$35,826	$31,279	$(65,196)	$120,568

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 27, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$286,461	$93,062	$160,629	$(45,351)	$494,801
Cost of sales	216,297	71,132	118,724	(46,351)	359,802

Gross profit	70,164	21,930	41,905	1,000	134,999
Selling, general and administrative expenses	39,703	12,966	20,434	—	73,103

Operating income	30,461	8,964	21,471	1,000	61,896

Other income (deductions):
Interest expense	(3,778)	(3)	(483)	—	(4,264)
Interest income	17	9	356	—	382
Miscellaneous	(758)	59	323	—	(376)

	(4,519)	65	196	—	(4,258)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	25,942	9,029	21,667	1,000	57,638

Income tax expense:
Current	13,108	3,578	7,403	—	24,089
Deferred	(3,406)	(77)	(1,018)	—	(4,501)

	9,702	3,501	6,385	—	19,588

Earnings before equity in earnings/ (losses) of nonconsolidated subsidiaries	16,240	5,528	15,282	1,000	38,050
Equity in earnings of nonconsolidated subsidiaries	19,744	—	—	(19,332)	412

Net earnings	35,984	5,528	15,282	(18,332)	38,462
Less: Earnings attributable to noncontrolling interests	—	—	(1,478)	—	(1,478)

Net earnings attributable to Valmont Industries, Inc	$35,984	$5,528	$13,804	$(18,332)	$36,984

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 27, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$834,881	$255,982	$430,455	$(107,102)	$1,414,216
Cost of sales	620,442	196,743	317,372	(108,351)	1,026,206

Gross profit	214,439	59,239	113,083	1,249	388,010
Selling, general and administrative expenses	115,476	36,031	60,771	—	212,278

Operating income	98,963	23,208	52,312	1,249	175,732

Other income (deductions):
Interest expense	(11,457)	(14)	(1,975)	—	(13,446)
Interest income	170	28	1,682	—	1,880
Miscellaneous	(1,779)	161	(616)	—	(2,234)

	(13,066)	175	(909)	—	(13,800)
Earnings before income taxes, minority interest, and equity in earnings of nonconsolidated subsidiaries	85,897	23,383	51,403	1,249	161,932

Income tax expense:
Current	40,679	8,362	16,584	—	65,625
Deferred	(8,699)	398	(2,134)	—	(10,435)

	31,980	8,760	14,450	—	55,190

Earnings before equity in earnings (losses) of nonconsolidated subsidiaries	53,917	14,623	36,953	1,249	106,742
Equity in earnings of nonconsolidated subsidiaries	48,781	—	39	(48,451)	369

Net earnings	$102,698	$14,623	$36,992	$(47,202)	$107,111
Less: Earnings attributable to noncontrolling interests	—	—	(3,164)	—	(3,164)

Net earnings attributable to Valmont Industries, Inc	$102,698	$14,623	$33,828	$(47,202)	$103,947

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$44,517	$3,790	$81,537	$—	$129,844
Receivables, net	106,950	48,234	141,083	—	296,267
Inventories	73,779	46,038	96,666	—	216,483
Prepaid expenses	4,148	487	21,961	—	26,596
Refundable and deferred income taxes	17,390	5,579	8,926	—	31,895

Total current assets	246,784	104,128	350,173	—	701,085

Property, plant and equipment, at cost	406,981	94,356	173,425	—	674,762
Less accumulated depreciation and amortization	254,624	43,432	90,040	—	388,096

Net property, plant and equipment	152,357	50,924	83,385	—	286,666

Goodwill	20,108	107,542	46,392	—	174,042
Other intangible assets	1,025	75,822	21,287	—	98,134
Investment in subsidiaries and intercompany accounts	545,495	59,782	(17,269)	(588,008)	—
Other assets	22,366	—	6,419	—	28,785

Total assets	$988,135	$398,198	$490,387	$(588,008)	$1,288,712

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$880	—	$97	—	$977
Notes payable to banks	—	3	24,947	—	24,950
Accounts payable	42,548	15,379	60,536	—	118,463
Accrued expenses	60,354	13,961	46,551	—	120,866
Dividends payable	3,941	—	—	—	3,941

Total current liabilities	107,723	29,343	132,131	—	269,197

Deferred income taxes	27,522	8,369	7,502	—	43,393
Long-term debt, excluding current installments	165,829	12	5,869	—	171,710
Other noncurrent liabilities	22,959	—	3,531	—	26,490
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	149,600	(331,142)	—
Retained earnings	662,991	164,683	152,233	(239,123)	740,784
Accumulated other comprehensive income	—	—	14,781	—	14,781
Treasury stock	(26,789)	—	—	—	(26,789)

Total Valmont Industries, Inc. shareholders' equity	664,102	360,474	320,108	(588,008)	756,676

Noncontrolling interest in consolidated subsidiaries	—	—	21,246	—	21,246

Total shareholders' equity	664,102	360,474	341,354	(588,008)	777,922

Total liabilities and shareholders' equity	$988,135	$398,198	$490,387	$(588,008)	$1,288,712

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 26, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$118,659	$35,826	$33,169	$(65,196)	$122,458
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,155	9,486	9,998	—	33,639
Stock based compensation	4,814	—	—	—	4,814
(Gain)/ Loss on sale of property, plant and equipment	134	193	480	—	807
Equity in earnings of nonconsolidated subsidiaries	(579)	—	—	—	(579)
Deferred income taxes	5,673	1,949	(2,323)		5,299
Other adjustments	—	—	(238)	—	(238)
Payment of deferred compensation	—	—	—	—	—
Changes in assets and liabilities:
Receivables	6,575	13,391	17,979	—	37,945
Inventories	59,116	23,874	19,830	—	102,820
Prepaid expenses	(786)	153	(10,923)	—	(11,556)
Accounts payable	(9,130)	(4,433)	(6,386)	—	(19,949)
Accrued expenses	(2,528)	787	479	—	(1,262)
Other noncurrent liabilities	(1,316)	—	579	—	(737)
Income taxes payable	8,326	(15,567)	206	—	(7,035)

Net cash flows from operating activities	203,113	65,659	62,850	(65,196)	266,426

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,734)	(6,771)	(10,213)	—	(38,718)
Proceeds from sale of assets	22	494	79	—	595
Acquisitions, net of cash acquired	—	—	—	—	—
Dividends to minority interests	—	—	(289)	—	(289)
Other, net	21,497	(57,060)	(32,087)	65,196	(2,454)

Net cash flows from investing activities	(215)	(63,337)	(42,510)	65,196	(40,866)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	(9)	5,407	—	5,398
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(169,680)	(26)	(6,203)	—	(175,909)
Dividends paid	(10,753)	—	—	—	(10,753)
Proceeds from exercises under stock plans	4,549	—	—	—	4,549
Excess tax benefits from stock option exercises	1,954	—	—	—	1,954
Purchase of common treasury shares—stock plan exercises	(3,440)	—	—	—	(3,440)

Net cash flows from financing activities	(177,370)	(35)	9,205	—	(168,200)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,917	—	3,917

Net change in cash and cash equivalents	25,528	2,287	33,462	—	61,277
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$44,517	$3,790	$81,537	—	$129,844

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 27, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$103,026	$14,623	$36,664	$(47,202)	$107,111
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,556	8,116	8,409	—	29,081
Stock based compensation	3,869	—	—	—	3,869
Loss on sale of property, plant and equipment	29	42	(448)	—	(377)
Equity in earnings of nonconsolidated subsidiaries	(330)	—	(39)	—	(369)
Deferred income taxes	(8,698)	398	(2,135)	—	(10,435)
Other adjustments	(4)	—	(836)	—	(840)
Payment of deferred compensation	(589)	—	—	—	(589)
Changes in assets and liabilities:
Receivables	(21,390)	(4,568)	(23,151)	—	(49,109)
Inventories	(37,540)	(4,631)	(36,492)	—	(78,663)
Prepaid expenses	(94)	(96)	162	—	(28)
Accounts payable	29,130	1,502	3,878	—	34,510
Accrued expenses	12,645	1,199	10,308	—	24,152
Other noncurrent liabilities	(1,502)	—	72	—	(1,430)
Income taxes payable	11,209	—	(1,098)	—	10,111

Net cash flows from operating activities	102,317	16,585	(4,706)	(47,202)	66,994

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,910)	(2,626)	(11,388)	—	(38,924)
Proceeds from sale of assets	726	65	2,342	—	3,133
Acquisitions, net of cash acquired	(849)	(84,065)	(34,130)	—	(119,044)
Dividends to minority interests	—	—	(184)	—	(184)
Other, net	(181,320)	71,141	62,378	47,202	(599)

Net cash flows from investing activities	(206,353)	(15,485)	19,018	47,202	(155,618)

Cash flows from financing activities:
Net borrowings under short-term agreements	16,000	—	(5,605)	—	10,395
Proceeds from long-term borrowings	80,000	—	895	—	80,895
Principal payments on long-term obligations	(33,055)	(97)	(5,635)	—	(38,787)
Dividends paid	(8,852)	—	—	—	(8,852)
Proceeds from exercises under stock plans	6,689	—	—	—	6,689
Excess tax benefits from stock option exercises	7,117	—	—	—	7,117
Purchase of common treasury shares—stock plan exercises	(7,895)	—	—	—	(7,895)

Net cash flows from financing activities	60,004	(97)	(10,345)	—	49,562

Effect of exchange rate changes on cash and cash equivalents	—	—	625	—	625

Net change in cash and cash equivalents	(44,032)	1,003	4,592	—	(38,437)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of period	$14,312	$1,467	$52,316	—	$68,095

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

Results of Operations

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	% Incr. (Decr.)	September 26, 2009	September 27, 2008	% Incr. (Decr.)
Consolidated
Net sales	$434,010	$494,801	(12.3)%	$1,387,974	$1,414,216	(1.9)%
Gross profit	136,358	134,999	1.0%	409,355	388,010	5.5%
as a percent of sales	31.4%	27.3%		29.5%	27.4%
SG&A expense	73,625	73,103	0.7%	218,887	212,278	3.1%
as a percent of sales	17.0%	14.8%		15.8%	15.0%
Operating income	62,733	61,896	1.4%	190,468	175,732	8.4%
as a percent of sales	14.5%	12.5%		13.7%	12.4%
Net interest expense	3,217	3,882	(17.1)%	10,861	11,566	(6.1)%
Effective tax rate	33.0%	34.0%		32.9%	34.1%
Net earnings attributable to Valmont Industries, Inc.	40,474	36,984	9.4%	120,568	103,947	16.0%
Earnings per share attributable to Valmont Industries, Inc.-diluted	$1.53	$1.40	9.3%	$4.59	$3.95	16.2%
Engineered Support Structures segment
Net sales	$172,437	$179,189	(3.8)%	$472,587	$506,786	(6.7)%
Gross profit	49,613	45,919	8.0%	129,791	131,666	(1.4)%
SG&A expense	31,427	29,583	6.2%	89,490	87,272	2.5%
Operating income	18,186	16,336	11.3%	40,301	44,394	(9.2)%
Utility Support Structures segment
Net sales	150,166	111,013	35.3%	524,286	311,371	68.4%
Gross profit	54,035	27,902	93.7%	170,262	81,482	109.0%
SG&A expense	13,663	13,371	2.2%	43,465	38,449	13.0%
Operating income	40,372	14,531	177.8%	126,797	43,033	194.7%
Coatings segment
Net sales	22,662	28,928	(21.7)%	68,944	86,394	(20.2)%
Gross profit	10,901	12,485	(12.7)%	30,338	34,826	(12.9)%
SG&A expense	3,320	3,201	3.7%	10,373	9,911	4.7%
Operating income	7,581	9,284	(18.3)%	19,965	24,915	(19.9)%
Irrigation segment
Net sales	75,228	150,440	(50.0)%	279,323	440,872	(36.6)%
Gross profit	17,570	40,141	(56.2)%	63,890	117,420	(45.6)%
SG&A expense	11,937	14,891	(19.8)%	36,411	41,756	(12.8)%
Operating income	5,633	25,249	(77.7)%	27,479	75,663	(63.7)%
Other
Net sales	13,517	25,231	(46.4)%	42,834	68,793	(37.7)%
Gross profit	5,029	8,283	(39.4)%	16,128	22,806	(29.3)%
SG&A expense	1,983	2,472	(19.8)%	6,207	7,285	(14.8)%
Operating income	3,046	5,821	(47.7)%	9,921	15,521	(36.1)%
Net corporate expense
Gross profit	(790)	259	(405.0)%	(1,053)	(189)	457.1%
SG&A expense	11,295	9,584	17.9%	32,942	27,605	19.3%
Operating loss	(12,085)	(9,325)	(29.6)%	(33,995)	(27,794)	(22.3)%

  Overview

  Net sales

        The decrease in net sales for the third quarter and year-to-date periods ended September 26, 2009, as compared with the same periods in 2008, were mainly due to the following:

  •
  Lower unit sales volumes in 2009, as compared with 2008.  In the third quarter and year-to-date periods ended September 26, 2009, we experienced lower sales unit volumes, as compared with 2008. On a consolidated basis, sales unit volumes for the thirteen and thirty-nine weeks ended September 26, 2009 were approximately 11% and 7%, respectively, less than the same periods in 2008. On a reportable segment basis, we realized a significant sales unit volume increase in the Utility Support Structures ("Utility") segment. The sales unit volume increase in Utility was more than offset by lower unit sales volumes in our other reportable segments. We believe these decreases were mainly due to the global economic recession that began in late 2008, which resulted in weaker sales demand in our other reportable segments. Sales demand in the Irrigation segment was also adversely impacted by lower projected net farm income in 2009, as compared with 2008.

  •
  Currency translation effects.  Our third quarter and year-to-date net sales in 2009 decreased as compared with 2008 due to currency translation effects (approximately $7.0 million and $19.4 million, respectively). The U.S. dollar, on average, was stronger in relation to the euro, Brazilian real, South African rand and the Canadian dollar in 2009, as compared with 2008. As a result, our 2009 consolidated net sales were lower than 2008 when our sales in those currencies were translated into U.S. dollars.

        These decreases were offset to a degree by the full-year impact of acquisitions completed in 2008 (approximately $14.0 million and $50.8 million, respectively) for the third quarter and year-to-date periods ended September 26, 2009, as compared with the same periods in fiscal 2008.

        On a year-to-date basis, unit selling prices were higher in 2009, as compared with 2008, due to steel cost increases that occurred throughout most of 2008 and reflected in sales shipments in 2009. In the third quarter of 2009, unit selling prices were slightly lower than in 2008. Despite higher sales unit prices 2009, as compared with 2008, pricing levels in 2009 have generally decreased as compared with late 2008, due to pricing pressures associated with weaker sales demand and lower raw material prices.

  Gross profit margins

        The increase in gross profit margin (gross profit as a percent of sales) for the third quarter and year-to-date periods ended September 26, 2009 over the same periods in 2008 was mainly due to the strong sales and operational performance of the Utility segment and a modest gross margin improvement in the Coatings segment. The Irrigation segment reported weaker gross margins in 2009, as compared with 2008, mainly due to lower sales and production levels. Declining raw materials costs throughout 2009 and aggressive manufacturing cost control helped us maintain gross margins to some degree despite weaker sales demand and lower factory production levels in most of our businesses.

  Selling, general and administrative expenses

        Selling, general and administrative (SG&A) spending in 2009 (on a quarterly and year-to-date basis) increased over 2008, due to:

  •
  increased salary and benefit costs (approximately $0.7 million and $9.1 million, respectively);

  •
  the full-year effect of acquisitions completed in 2008 (approximately $1.4 million and $6.8 million, respectively), and;

  •
  increased deferred compensation expense related to the improved investment performance in the marketable securities underlying the deferred compensation plan as compared with of 2008 (approximately $1.8 million and $3.7 million, respectively). We recorded the investment gains and losses in these securities as "Miscellaneous" in our condensed consolidated statements of operations for the thirteen weeks and thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively.

        These increases were somewhat offset by:

  •
  currency translation effects (approximately $0.8 million and $4.1 million, respectively), and;

  •
  lower management incentive accruals in 2009, as compared with 2008 (approximately $2.3 million and $6.6 million, respectively).

        The decrease in net interest expense for the third quarter and year-to-date periods ended September 26, 2009, as compared with the same periods in 2008, was due to a combination of lower interest rates on our variable rate debt in 2009 and decreased borrowing levels throughout 2009.

        "Miscellaneous" income was higher in the third quarter and year-to-date periods ended September 26, 2009, as compared with 2008, due to improved investment performance in the assets in our deferred compensation plan (approximately $1.9 million and $3.7 million, respectively) and foreign currency transaction gains realized in 2009.

        The effective income tax rate for the third quarter and year-to-date periods ended September 26, 2009, as compared with the same periods in 2008, were slightly lower, due to a reduction in the first quarter of 2009 of our income tax contingency liabilities. Our cash flows provided by operations were $266.4 million for the thirty-nine week period ended September 26, 2009, as compared with $67.0 million for the same period in 2008. Improved net earnings and working capital management in 2009, as compared with 2008, were the main reasons for the improved operating cash flow in 2009.

  Engineered Support Structures (ESS) segment

        The decrease in ESS segment sales in the quarter and year-to-date periods ended September 26, 2009, as compared with the same periods in 2008, was mainly due to weaker sales demand in worldwide markets. Foreign currency translation effects (approximately $4.2 million and $15.6 million, respectively) also contributed to the decrease in segment sales. These decreases were offset somewhat by the impact of acquisitions (approximately $14.0 million and $50.1 million, respectively).

        In North America, lighting and traffic structure sales were lower than 2008 levels due to decreased demand for lighting and traffic control support structures. In particular, sales demand for lighting structures for residential and commercial outdoor lighting applications were lower in 2009, as compared with 2008, due to weaker residential and commercial construction activity that resulted from the global economic recession and tightness in credit markets. Net sales in the transportation market channel likewise were lower in 2009 as compared with 2008. In addition to the recession in the U.S. economy, we believe that state budget deficits and uncertainty over the U.S. federal highway funding legislation also contributed to weaker sales order flows and shipments in 2009. We believe that the lack of legislative activity on long-term street and highway funding is negatively impacting street and highway project activity, because the amount and nature of any funding is uncertain. We also believe that the impact from the U.S. economic stimulus spending directed towards street and highway construction projects is not substantial, aside from some potential positive impact of financial aid provided to the various states, which could be used to fund street and highway construction projects. In Europe, sales for the third quarter and year-to-date periods ended September 26, 2009 were above 2008. The positive impact from the Mitas and Stainton acquisitions in late 2008 and special project sales outside of Europe more than offset lower sales demand in our core markets due to economic weakness in Europe and currency translation effects.

        Sales of Specialty Structures products in the third quarter of 2009 were lower than 2008. In North America, market conditions for sales of structures and components for the wireless communication market in 2009 were lower than 2008. Sales of wireless communication poles in China in 2009 were comparable to 2008. Year-to-date sales of Specialty Structures in 2009 were comparable to 2008, as lower sales in the U.S. wireless market were offset by the acquisition of Site Pro 1 (Site Pro) in July 2008.

        Operating income in the ESS segment for the third quarter of 2009 was slightly higher than 2008 but lower than 2008 on a year-to-date basis. The impact of acquisitions (approximately $0.9 million and $5.1 million, respectively) and lower raw material costs contributed to increased profitability and offset to a degree the lower sales volumes. In response to market conditions, we took actions in 2009 to reduce costs, including decreases in employment levels and reducing production capacity in selected areas. These actions allowed us to gain certain operating efficiencies to mitigate the impact of lower sales volumes on segment operating income.

        The increase in SG&A expense for the third quarter and year-to date periods ended September 26, 2009, as compared with 2008, was due to the impact from acquisitions (approximately $1.4 million and $5.9 million, respectively) and impairment charges incurred in the third quarter as part of our evaluation of the goodwill and other intangible assets assigned to our North American sign structure operations (approximately $0.7 million). These increases were offset somewhat by currency translation impacts (approximately $0.6 million and $3.0 million, respectively) and lower sales commissions associated with lower sales volumes (approximately $0.3 million and $2.8 million, respectively).

  Utility Support Structures segment

        In the Utility Support Structures segment, the sales increase in the third quarter and year-to-date periods ended September 26, 2009, as compared with the same periods of 2008, was due to continued strong demand for steel and concrete high-voltage transmission and substation structures and higher average sales prices. We entered the 2009 fiscal year with a record backlog and the strong 2009 sales performance relates in part to the large backlogs from year-end 2008. Our customers, who are mainly utility companies, are continuing their investment commitments in transmission and substation structures which began over the past several years to improve the reliability and capacity of the electrical grid in the U.S. Sales demand for pole structures for low voltage electrical distribution applications was weaker in 2009, as compared with 2008. This weakness relates directly to the downturn in residential and commercial construction in the U.S. that started in late 2008 due to the economic recession and credit crisis.

        The improved operating income for this segment in the third quarter and year-to-date of 2009, as compared with the same periods in 2008, related to the increased sales levels, improved operating leverage associated with higher sales volumes, lower raw material costs and a more favorable sales mix than 2008. The increase in year-to-date SG&A spending in 2009, as compared with 2008, was principally due to higher salary and employee benefit costs and sales commissions ($1.6 million and $0.6 million, respectively) to support the higher sales volumes and higher employee incentives (approximately $1.1 million) associated with improved operating income of this segment.

  Coatings segment

        The decrease in Coatings segment sales in the third quarter and year-to-date periods ended September 26, 2009 as compared with the same periods of 2008 was predominantly due to decreased sales volumes from both internal and external customers along with lower selling prices due to lower per pound zinc costs in 2009, as compared with 2008. The decrease in sales volumes in our galvanizing operations in the third quarter and year-to-date periods ended September 26, 2009 was approximately

13%, as compared with the same periods in 2008. The decrease in sales demand was related to industrial economic conditions in our served markets due to the U.S. economic recession.

        Operating income decreased in the third quarter and year-to-date of 2009, as compared with the same periods in 2008, mainly the result of lower unit sales demand. The impact of lower sales volumes was mitigated by cost reductions in factory operations and lower natural gas prices in 2009. SG&A spending in the third quarter and year-to-date of 2009 was comparable with 2008, as the impact of an acquisition completed in the fourth quarter of 2008 was offset by lower management incentive expense.

  Irrigation segment

        The sales decreases in the Irrigation segment for the third quarter and year-to-date of 2009, as compared with the same periods in 2008, was mainly due to weaker sales volumes in both domestic and international markets. In 2009, lower farm commodity prices and lower anticipated net farm income in worldwide agricultural markets, as compared with 2008, resulted in decreased demand for mechanized irrigation machines in global markets. In addition, we believe that the global economic recession and an uncertain outlook for world economies caused customers to delay capital investments in irrigation technology in 2009. In international irrigation markets, the sales decrease in 2009, as compared with 2008, was broad-based across most geographic markets. In both North American and international markets, average selling prices were slightly lower than last year, due to price competition in our various markets and lower raw material prices. Currency translation effects also contributed to lower irrigation segment sales for the thirteen and thirty-nine weeks periods ended September 26, 2009, as compared with 2008 (approximately $2.8 million and $10.7 million, respectively).

        The decrease in operating income for the thirteen and thirty-nine week periods ended September 26, 2009, as compared with the same periods in 2008, was due to the effect of lower sales unit volumes and the associated operating deleverage realized as a result of lower sales and production levels. The decrease in SG&A spending in the third quarter and year-to-date 2009, as compared with 2008, was due to lower incentive expense accruals related to decreased operating income this year (approximately $1.7 million and $4.6 million, respectively) and currency translation effects (approximately $0.2 million and $1.1 million, respectively), offset somewhat by higher salary and employee benefits costs (approximately $0.3 million and $1.7 million, respectively).

  Other

        These businesses mainly include our tubing and industrial fastener operations. The decreases in sales and operating income in the third quarter and year-to-date 2009, as compared with the same periods in 2008, mainly related to weaker sales of industrial tubing due to the economic recession in the U.S. this year.

  Net corporate expense

        The increases in net corporate expense for the quarterly and year-to-date periods ended September 26, 2009, as compared with the same periods in 2008, were mainly due to increased deferred compensation liabilities related to higher investment returns on the assets of the deferred compensation plan (approximately $1.9 million and $3.7 million, respectively), which is recorded in SG&A expenses. The investment gains and losses were recorded in "Miscellaneous" in our condensed consolidated statement of operations for the thirteen and thirty-nine week periods ended September 26, 2009 and September 27, 2008.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $431.9 million at September 26, 2009, as compared with $475.2 million at December 27, 2008. The ratio of current assets to current liabilities was 2.60:1 at September 26, 2009, as compared with 2.69:1 at December 27, 2008. Operating cash flow was $266.4 million for the thirty-nine week period ended September 26, 2009, as compared with $67.0 million for the same period in 2008. The improved operating cash flow in 2009 was the result of higher net earnings and a decrease in working capital in 2009, as compared with an increase in working capital in 2008. Accounts receivable turnover in 2009 was slightly lower than the same period in 2008, mainly due to a shift in our sales mix from irrigation to other product lines. Inventory levels decreased significantly in 2009, as compared to December 27, 2008. In 2008, our inventory levels increased throughout the year due to significant growth in our business and extended delivery lead times from our raw material providers. As demand slowed in most of our businesses, we placed additional focus on reducing our inventories to align them better with current sales demand. Steel price volatility also contributed to the changes in inventory levels experienced in 2008 and 2009. Our future inventory levels will depend on business conditions, vendor delivery performance and the overall supply and demand conditions of our key raw material commodities (mainly hot-rolled steel, aluminum and zinc).

        Investing Cash Flows—Capital spending during the thirty-nine weeks ended September 26, 2009 was $38.7 million, as compared with $38.9 million for the same period in 2008. We expect our capital spending for the 2009 fiscal year to be approximately $50 million. Investing cash flows in 2008 reflected the aggregate of $119.0 million of cash paid for the West Coast, Penn Summit, Site-Pro, Matco and Mitas acquisitions.

        Financing Cash Flows—Our total interest-bearing debt decreased from $357.6 million at December 27, 2008 to $197.6 million at September 26, 2009. The decrease in borrowings in 2009 was predominantly associated with using our operating cash flows to pay down borrowings under our revolving credit agreement.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 26, 2009, our long-term debt to invested capital ratio was 16.7%, as compared with 31.7% at December 27, 2008. We plan to maintain this ratio below 40% for the balance of 2009. Our debt financing at September 26, 2009 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $34.5 million, $28.7 million of which was unused at September 26, 2009. Our long-term debt principally consists of:

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

        At September 26, 2009, we had $4.4 million in outstanding borrowings under the revolving credit agreement, at an interest rate of 1.39875% per annum, not including facility fees. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 26, 2009, we had the ability to borrow an additional $250.7 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At September 26, 2009, we were in compliance with all covenants related to these debt agreements.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the quarter ended September 26, 2009. These policies are described on pages 38-41 in our Form 10-K for fiscal year ended December 27, 2008.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in our market risk during the quarter ended September 26, 2009. For additional information, refer to the section "Risk Management" beginning on page 37 in our Form 10-K for the fiscal year ended December 27, 2008.

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

        In the third quarter of 2009, the Company implemented various processes and information system enhancements, principally related to the implementation of enterprise resource planning software and related business improvements in its Mansfield, Texas operation that is part of the Utility Support Structures segment. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable and accounts payable processes. There were no other changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2009 to July 25, 2009	576	$77.83	—	—
July 26, 2009 to Aug. 29, 2009	15,652	79.83	—	—
Aug. 30, 2009 to Sept. 26, 2009	—	—	—	—

Total	16,228	$79.76	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On July 27, 2009, the Company's Board of Directors declared a quarterly cash dividend on common stock of 15 cents per share, which was paid on October 15, 2009, to stockholders of record September 25, 2009. The indicated annual dividend rate is 60 cents per share.

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
Dated this 3rd day of November, 2009.

List of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer