Form 10-K
period 2009-12-26
VALMONT INDUSTRIES INC
filed 2010-02-23
CIK 102729

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At February 8, 2010 there were 26,284,789 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 26, 2009 was $1,864,875,000.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 27, 2010 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 26, 2009, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2009

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel and aluminum pole and tower structures in our Engineered Support Structures (ESS) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business. Our pole and tower structures sold through the ESS segment support outdoor lighting and traffic control fixtures and wireless communication equipment. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2009, approximately 25% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products.    Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistently high quality. For example, in recent years, our Utility segment increased its sales through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers' requirements, especially on large, complex projects.

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our products. In 2009, our Utility business successfully expanded into new markets in Africa. In recent years, for example, we have been expanding our geographic presence in Europe and North Africa for lighting structures. Our strategy of building a manufacturing base in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication applications to the Chinese market. In 2008, we acquired Stainton Metal Co, Ltd. (Stainton), a manufacturer of lighting structures in England. We acquired Stainton to expand our geographic presence in the United Kingdom and acquire a leading market position in one of the largest economies in the world.

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

  Acquisitions

        We have grown internally and by acquisition. Our significant business expansions during the past five years include:

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

(b)   Operating Segments

        We aggregate our operating segments into four reportable segments. We base our aggregation on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. In the fourth quarter of 2009, we reorganized our management structure and redefined our Utility segment to include Utility support structure activities on a global basis. Previously, sales of utility support structures outside of North America were reported as part of the ESS segment. We believe this management structure change will help us better serve the global utility support structure market. Information presented for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

        Our reportable segments are as follows:

        Engineered Support Structures:    This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic and wireless communication industries;

        Utility Support Structures:    This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

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

        Amounts of revenues, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 18 of our consolidated financial statements beginning on page 70.

(c)   Narrative Description of Business

        Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reportable segments is set forth below.

Engineered Support Structures Segment:

        The Engineered Support Structures (ESS) segment manufactures and markets engineered metal structures in two broad product lines:

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

        Markets—The key markets for our lighting and traffic products are the transportation and commercial lighting markets. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current highway program is now expired and operating under extensions issued by Congress and we do not expect that the next multi-year highway spending program will be enacted until at least 2011. In the United States, economic stimulus legislation was enacted in response to a weak U.S. economy. Part of that stimulus package resulted in increased infrastructure spending, including road and highway construction. However, we do not believe this legislation resulted in a significant increase in demand for lighting and traffic structures. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

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

        (2)   Specialty

        Products Produced—Our Specialty product line includes the manufacture and distribution of a broad range of structures (poles and towers) and components serving the wireless communication market. Specialty products also include special use structures for a variety of applications.

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

        Markets—The main market for our specialty products has been the wireless telephone industry, although we also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. Over the past number of years, the main market driver has been the growth of subscribers to wireless telephone services. The number of wireless phone subscribers has increased substantially worldwide. The number of cell phone subscribers in the U.S. has grown substantially, as cellular telephone technology has become commonplace worldwide. In general, as the number of users and the usage of wireless devices by these users increase, more cell sites and, accordingly, more structures, antennas and components should be needed. We believe long-term growth should be driven by subscriber growth (although at a lower rate of growth than the past), increased usage, technologies, such as 3G (the third generation of wireless technology), and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives.

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

        Distribution Methods—Sales and distribution activities are handled through a combination of a direct sales force and commissioned agents.

Utility Support Structures Segment:

        Products Produced—The Utility Support Structures segment (Utility) produces steel and concrete pole structures for electrical transmission, substation and distribution applications. Our products help move electrical power from where it is produced to where it is used. We manufacture tapered steel and pre-stressed concrete poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low-voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). In addition, we produce hybrid structures, which are structures with a concrete base section and steel upper sections. Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

        Markets—Our sales in this segment are mainly in the United States, where the key drivers in the utility business are capacity in the electrical transmission grid, industrial growth and deregulation in the utility industry. According to the Edison Electric Institute, the electrical transmission grid in the U.S. operates near capacity in many areas, due to increasing electrical consumption and lack of investment over the past 25 years. The expected increase in electrical consumption also should require substantial investment in new electricity generation capacity in the U.S. and around the world. Furthermore, deregulation and privatization of electrical utilities should require grid systems to interconnect. We believe that the passage of energy legislation in the U.S. in 2005 is encouraging utility companies to invest in transmission and distribution infrastructure. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user. In markets outside of North America, growth is due to the recognized need to develop reliable systems to transport and distribute electrical power to support economic growth. The largest markets in which we participate outside of North America are China, the Middle East and Africa. Sales may take place on a bid project basis or through strategic alliance relationships with certain customers.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $346.6 million at the end of the 2009 fiscal year and $611.0 million at the end of the 2008 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2010. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	Dec. 26, 2009	Dec. 27, 2008
Engineered Support Structures	$129.2	$173.4
Utility Support Structures	175.6	392.6
Irrigation	43.4	37.8
Other	6.1	7.2

	$354.3	$611.0

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

  Number of Employees.

        At December 26, 2009, we had 6,600 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 18 of our consolidated financial statements beginning on page 70 of this report. While China accounted for approximately 7% of our net sales in 2009, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 18 include sales to outside customers.

(e)   Available Information

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

        Rising steel prices in 2008 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses. We believe the rapid increase in steel prices in fiscal 2008 was due to significant increases in global steel production and consumption (especially in rapidly growing economies, such as China and India). The strong global demand for steel led to rapidly rising costs in key steel-making materials (such as coke, iron ore and scrap steel), thereby raising prices to companies that manufacture products from steel. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases and result in reduced operating margins, particularly in our lighting and traffic and utility businesses.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which occurred in 2007 and 2008 due to additional energy usage caused by severe winter weather conditions and higher oil, gasoline and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because we heat our processing tanks with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

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

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $600 million in 2009. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. In 2009, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers' buying decisions. Farm income can also decrease as farmers' operating costs increase. In 2008, rapid increases in oil and natural gas prices resulted in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

        We have also experienced cyclical demand for those of our products that we sell to the wireless communications industry. Our sales to the wireless communications industry were approximately $141 million in 2009. Sales of wireless structures to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new structures to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry. Changes in the competitive structure of the wireless industry, due to industry consolidation or reorganization, may interrupt capital plans of the wireless carriers as they assess their networks. We believe this factor resulted in reduced demand for wireless communication structures in China in 2008.

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

        We are an international manufacturing company with operations around the world. At December 26, 2009, we operated over 50 manufacturing plants, located on five continents, and sold our products in more than 100 countries. In 2009, approximately 25% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We also have a significant manufacturing presence in China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        We sell our products in many countries around the world. Approximately 25% of our fiscal 2009 sales were generated by export demand or foreign markets and are often made in foreign currencies, mainly the Brazilian real, Canadian dollar, Chinese renminbi, euro and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

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

We have, from time to time, maintained a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.

        As of December 26, 2009, we had approximately $172.4 million of total indebtedness outstanding and our ratio of total interest-bearing debt to shareholders' equity was 21.3%. We had $255.1 million of additional borrowing capacity under our revolving credit facility at December 26, 2009. While we significantly decreased our indebtedness in 2009, we normally borrow money to make business acquisitions and major capital expenditures. From time to time, such as in 2008, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

	Owned, Leased	Principal Activities
Engineered Support Structures Segment
Berrechid, Morocco	Owned	Manufacture of steel poles for lighting and traffic
Brenham, Texas	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Charmeil, France	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Elkhart, Indiana	Owned	Manufacture of steel and aluminum poles for lighting and traffic
Farmington, Minnesota	Owned	Manufacture of aluminum poles for lighting and traffic
Gelsenkirchen, Germany	Leased	Manufacture of steel poles for lighting and traffic
Aurora, Colorado	Leased	Manufacture of fiberglass poles for lighting and traffic
Kangasniemi, Finland	Owned	Manufacture of steel poles for lighting and traffic
Parikkala, Finland	Leased	Manufacture of wood poles for lighting and traffic
Tallinn, Estonia	Owned	Manufacture of steel poles for lighting and traffic
Maarheeze, The Netherlands	Owned	Manufacture of steel poles for lighting and traffic
Rive-de-Gier, France	Owned	Manufacture of aluminum poles for lighting and traffic
Ankara, Turkey	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Stockton-on-Tees, England	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Shanghai, China	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Haiyang, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Heshan City, China	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Siedlce, Poland	Leased	Manufacture of steel poles for lighting and traffic
St. Julie, Quebec, Canada	Leased	Manufacture of aluminum poles for lighting and traffic
Delta, British Columbia, Canada	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Winnipeg, Manitoba, Canada	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Barrie, Ontario, Canada	Leased	Manufacture of steel poles for lighting and traffic, utility and wireless communication

	Owned, Leased	Principal Activities
Ferndale, Washington	Owned	Manufacture of steel poles for lighting and traffic, utility and wireless communication
Valley, Nebraska	Owned	Segment management headquarters; manufacture of steel poles for lighting and traffic, utility and wireless communication
Plymouth, Indiana	Owned	Manufacture of wireless communication structures and components and specialty products
Hauppauge, New York	Leased	Distribution of wireless communication structures and components and specialty products
Santa Fe Springs, California	Leased	Distribution of wireless communication structures and components and specialty products
Atlanta, Georgia	Leased	Distribution of wireless communication structures and components and specialty products
Salem, Oregon	Leased	Manufacture of wireless communication structures and components and specialty products
Utility Support Structures Segment
Birmingham, Alabama	Leased	Segment management headquarters
Tuscaloosa, Alabama	Owned	Manufacture of concrete poles for utility
Bay Minette, Alabama	Owned	Manufacture of concrete poles for utility
Claxton, Georgia	Owned	Manufacture of concrete poles for utility
Bartow, Florida	Owned	Manufacture of concrete poles for utility
Barstow, California	Owned	Manufacture of concrete and steel poles for utility
Bellville, Texas	Owned	Manufacture of concrete poles for utility
Tulsa, Oklahoma	Owned	Manufacture of steel poles for utility
Hazleton, Pennsylvania	Leased	Manufacture of steel poles for utility
Pittsburgh, Pennsylvania	Leased	Materials analysis, testing and inspection services
Jasper, Tennessee	Leased	Manufacture of steel poles for utility
Monterrey, Mexico	Owned	Manufacture of steel poles for utility
Mansfield, Texas	Leased	Manufacture of steel poles for utility
El Dorado, Kansas	Owned	Manufacture of steel poles for utility
Coatings Segment
Chicago, Illinois	Owned	Galvanizing services
Lindon, Utah	Leased	Galvanizing and painting services
Long Beach, California	Leased	Galvanizing services
Los Angeles, California	Owned	Anodizing services
Minneapolis, Minnesota	Owned	Painting services
Salina, Kansas	Owned	Galvanizing services
Sioux City, Iowa	Owned	Galvanizing services
Jeffersonville, Indiana	Owned	Galvanizing services
Tualatin, Oregon	Leased	Galvanizing services
Tulsa, Oklahoma	Owned	Galvanizing services
Valley, Nebraska	Owned	Segment management headquarters; galvanizing services
West Point, Nebraska	Owned	Galvanizing services
Irrigation Segment
Albany, Oregon	Leased	Water and soil management services
Brisbane, Australia	Leased	Distribution of irrigation equipment
San Antonio, Texas	Leased	Distribution of irrigation equipment
Dubai, United Arab Emirates	Owned	Manufacture of irrigation equipment
Haiyang, China	Leased	Manufacture of irrigation equipment
Johannesburg, South Africa	Owned	Manufacture of irrigation equipment

	Owned, Leased	Principal Activities
Madrid, Spain	Owned	Manufacture of irrigation equipment
McCook, Nebraska	Owned	Manufacture of irrigation equipment
Uberaba, Brazil	Owned	Manufacture of irrigation equipment
Valley, Nebraska	Owned	Segment management headquarters; manufacture of irrigation equipment
Other Locations
Valley, Nebraska	Owned	Manufacture of steel tubing
Waverly, Nebraska	Owned	Manufacture of steel tubing
Salem and Portland, Oregon	Leased	Distribution of industrial fasteners

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

Executive Officers of the Company

        Our executive officers at December 26, 2009, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 61, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 62, Senior Vice President and Chief Financial Officer since January 1997.

  E. Robert Meaney, age 62, Senior Vice President since September 1998.

  Steven G. Branscombe, age 54, Vice President—Information Technology since October 2001.

  John G. Graboski, age 54, Vice President—Human Resources since August 2007. Director of Human Resources at Praxair Distribution, Inc. from March 1997 to August 2007.

  Mark C. Jaksich, age 52, Vice President and Controller since February 2000.

  Walter P. Pasko, age 59, Vice President—Procurement since May 2002.

  Brian Desigio, age 40, Vice President—Corporate Development since April 2008. Senior Vice President at Fairmount Food Group from January 2006 to April 2008. Director of Corporate Development at General Mills from January 2004 to December 2005.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock, previously listed and trading on the NASDAQ National Market under the symbol "VALM", was approved for listing on the New York Stock Exchange and began trading under the symbol "VMI" on August 30, 2002. We had approximately 5,400 shareholders of common stock at December 26, 2009. Other stock information required by this item is included in "Quarterly Financial Data (unaudited)" on page 83 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2009 to October 24, 2009	5,755	$77.54	—	—
October 25, 2009 to November 28, 2009	10,443	76.65	—	—
November 29, 2009 to December 26, 2009	600	80.88	—	—

Total	16,798	$77.10	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operating Data
Net sales	$1,786,601	$1,907,278	$1,499,834	$1,281,281	$1,108,100
Operating income	237,994	228,591	155,626	110,085	82,863
Net earnings attributable to Valmont Industries, Inc.	150,562	132,397	94,713	61,544	39,079
Depreciation and amortization	44,748	39,597	35,176	36,541	39,392
Capital expenditures	44,129	50,879	56,610	27,898	35,119
Per Share Data
Earnings:
Basic	$5.80	$5.13	$3.71	$2.44	$1.61
Diluted	5.73	5.04	3.63	2.38	1.54
Cash dividends	0.580	0.495	0.410	0.370	0.335
Financial Position
Working capital	$458,605	$475,215	$350,561	$277,736	$229,161
Property, plant and equipment, net	283,088	269,320	232,684	200,610	194,676
Total assets	1,302,169	1,326,288	1,052,613	892,310	802,042
Long-term debt, including current installments	160,482	338,032	223,248	221,137	232,340
Total Valmont Industries, Inc. shareholders' equity.	786,261	624,131	510,613	401,281	328,675
Cash flow data:
Net cash flows from operations	$349,520	$52,575	$110,249	$59,130	$133,777
Net cash flows from investing activities	(43,595)	(194,615)	(71,040)	(36,735)	(30,354)
Net cash flows from financing activities	(198,400)	109,291	(210)	(6,946)	(93,829)
Financial Measures
Invested capital(a)	1,057,483	$1,066,160	$819,092	$706,855	$641,392
Return on invested capital(a)	15.2%	16.0%	14.0%	11.1%	7.7%
EBITDA(b)	283,964	$260,474	$191,635	$146,029	$122,317
Return on beginning shareholders' equity(c)	24.1%	25.9%	23.6%	18.7%	13.3%
Long-term debt as a percent of invested capital(d)	15.2%	31.7%	27.3%	31.3%	36.2%
Year End Data
Shares outstanding (000)	26,297	26,168	25,945	25,634	24,765
Approximate number of shareholders	5,400	5,800	5,800	5,600	5,700
Number of employees	6,626	7,380	6,029	5,684	5,336

(a)
Return on Invested Capital is calculated as Operating Income (after-tax) divided by the average of beginning and ending Invested Capital. Invested Capital represents Total Assets minus Accounts Payable, Accrued Expenses and Dividends Payable. Return on Invested Capital is one of our key operating ratios, as it allows investors to analyze our operating performance in light of the amount of investment required to generate our operating profit. Return on Invested Capital is also a measurement used to determine management incentives. Return on Invested Capital is not a measure of financial performance or liquidity under generally accepted accounting principles (GAAP). Accordingly, Invested Capital and Return on Invested Capital should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The table below shows how Invested Capital and Return on Invested Capital are calculated from our income statement and balance sheet.

	2009	2008	2007	2006	2005
Operating income	237,994	$228,591	$155,626	$110,085	$82,863
Effective tax rate	32.2%	34.2%	31.4%	32.0%	37.8%
Tax effect on Operating income	(76,634)	(78,178)	(48,867)	(35,227)	(31,322)

After-tax Operating income	161,360	150,413	106,759	74,858	51,541

Average Invested Capital	1,061,822	942,626	762,974	674,124	669,542

Return on Invested Capital	15.2%	16.0%	14.0%	11.1%	7.7%
Total Assets	$1,302,169	$1,326,288	$1,052,613	$892,310	$802,042
Less: Accounts Payable	(118,210)	(136,868)	(128,599)	(103,319)	(90,674)
Less: Accrued Expenses	(122,532)	(119,858)	(102,198)	(79,699)	(67,869)
Less: Dividends Payable	(3,944)	(3,402)	(2,724)	(2,437)	(2,107)

Total Invested Capital	$1,057,483	$1,066,160	$819,092	$706,855	$641,392

Beginning of year Invested Capital	1,066,160	819,092	706,855	641,392	697,691

Average Invested Capital	$1,061,822	$942,626	$762,974	$674,124	$669,542

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

	2009	2008	2007	2006	2005
Net cash flows from operations	$349,520	$52,575	$110,249	$59,130	$133,777
Interest expense	15,760	18,267	17,726	17,124	19,498
Income tax expense	72,894	70,213	44,020	30,820	24,348
Deferred income tax (expense) benefit	(7,375)	4,502	1,620	11,027	1,946
Noncontrolling interest	(3,379)	(3,823)	(2,122)	(1,290)	(1,052)
Equity in earnings/(losses) in nonconsolidated subsidiaries	751	914	686	(2,665)	106
Stock-based compensation	(6,586)	(4,736)	(3,913)	(2,598)	(646)
Payment of deferred compensation	267	1,260	9,186	—	—
Changes in assets and liabilities, net of acquisitions	(136,944)	123,866	16,278	34,213	(52,647)
Other	(944)	(2,564)	(2,095)	268	(3,013)

EBITDA	$283,964	$260,474	$191,635	$146,029	$122,317

EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(c)
Return on beginning shareholders' equity is calculated by dividing Net earnings attributable to Valmont Industries, Inc. by the prior year's ending Total Valmont Industries, Inc. shareholders equity.

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

	2009	2008	2007	2006	2005
Current portion of long-term debt	$231	$904	$22,510	$18,353	$13,583
Long-term debt	160,251	337,128	200,738	202,784	218,757

Total Long-term debt	160,482	$338,032	$223,248	$221,137	$232,340

Total Invested Capital	$1,057,483	$1,066,160	$819,092	$706,255	$641,392

Long-term debt as a percent of invested capital	15.2%	31.7%	27.3%	31.3%	36.2%

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

        In the fourth quarter of 2009, we reorganized our Utility Support Structures reporting structure to include oversight of sales and operating income of utility structures on a world-wide basis. Accordingly, we have changed our segment reporting to match our internal reporting structure. Previously, sales and operating profit associated with utility support structure sales outside of North America were included in the Engineered Support Structures segment. Financial information for 2007 and 2008 has been reclassified to conform to the 2009 presentation.

	2009	2008	Change 2009-2008	2007	Change 2008-2007
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,786.6	$1,907.3	(6.3)%	$1,499.8	27.2%
Gross profit	532.0	510.5	4.2%	399.8	27.7%
as a percent of sales	29.8%	26.8%		26.7%
SG&A expense	294.0	281.9	4.3%	244.2	15.4%
as a percent of sales	16.5%	14.8%		16.3%
Operating income	238.0	228.6	4.1%	155.6	46.9%
as a percent of sales	13.3%	12.0%		10.4%
Net interest expense	14.3	15.9	(10.1)%	14.9	6.7%
Effective tax rate	32.2%	34.2%		31.4%
Net earnings	$150.6	$132.4	13.8%	$94.7	39.8%
Diluted earnings per share	$5.73	$5.04	13.7%	$3.63	38.8%

	2009	2008	Change 2009-2008	2007	Change 2008-2007
	Dollars in millions, except per share amounts
Engineered Support Structures Segment
Net sales	$582.3	$638.3	(8.8)%	$542.1	17.7%
Gross profit	153.8	156.5	(1.7)%	142.0	10.2%
SG&A expense	108.7	109.1	(0.4)%	90.8	20.2%
Operating income	45.1	47.4	(4.9)%	51.2	(7.4)%
Utility Support Structures Segment
Net sales	698.2	508.4	37.3%	366.8	38.6%
Gross profit	236.0	136.1	73.4%	94.5	44.0%
SG&A expense	71.2	62.6	13.7%	45.8	36.7%
Operating income	164.8	73.5	124.2%	48.7	50.9%
Coatings Segment
Net sales	90.6	112.0	(19.1)%	106.5	5.2%
Gross profit	38.0	45.2	(15.9)%	33.9	33.3%
SG&A expense	13.3	13.4	(0.1)%	10.9	22.9%
Operating income	24.7	31.8	(22.3)%	23.0	38.3%
Irrigation Segment
Net sales	362.2	562.7	(35.6)%	388.9	44.7%
Gross profit	84.3	143.2	(41.1)%	98.5	45.4%
SG&A expense	49.2	56.0	(12.1)%	46.8	19.7%
Operating income	35.1	87.2	(59.7)%	51.7	68.7%
Other
Net sales	53.3	86.0	(38.0)%	95.6	(10.0)%
Gross profit	20.5	30.1	(31.9)%	30.7	(2.0)%
SG&A expense	7.5	9.1	(17.6)%	11.8	(22.9)%
Operating income	13.0	21.0	(38.1)%	18.9	11.1%
Net corporate expense
Gross profit	(0.6)	(0.6)	0.0	0.2	NM
SG&A expense	44.1	31.7	39.1%	38.1	(16.8)%
Operating loss	(44.7)	(32.3)	38.4%	(37.9)	14.8%

NM = Not meaningful

RESULTS OF OPERATIONS

FISCAL 2009 COMPARED WITH FISCAL 2008

  Overview

  Net sales

        The decrease in fiscal 2009 net sales, as compared fiscal 2008, was mainly due to lower unit sales volumes in 2009, as compared with 2008. On a consolidated basis, sales unit volumes for fiscal 2009 were approximately 10% less than in 2008. On a reportable segment basis, we realized a significant sales unit volume increase in the Utility Support Structures ("Utility") segment, driven largely by substantial investment by U.S. utility customers to improve their electrical transmission capacity and reliability. The sales unit volume increase in Utility was more than offset by lower unit sales volumes in our other reportable segments. We believe these decreases were mainly due to the global economic recession that began in late 2008 and persisted throughout 2009. This economic weakness, especially in the U.S. and Europe, resulted in lower sales demand in the ESS, Irrigation and Coatings segments. Sales demand in the Irrigation segment was also adversely impacted by lower net farm income in 2009, as compared with 2008. The net sales volume decrease was offset to a degree by the full-year impact of acquisitions completed in 2008 (approximately $56 million).

        Average unit selling prices were slightly higher in 2009, as compared with 2008, due to steel cost increases that occurred throughout most of 2008 and reflected in sales shipments in 2009. Throughout 2009, pricing levels generally decreased as compared with late 2008, due to pricing pressures associated with weaker sales demand and lower raw material prices.

  Gross profit margins

        Gross profit margin (gross profit as a percent of sales) increased in fiscal 2009, as compared with 2008, despite generally lower sales volumes. On a consolidated basis, this improvement was largely due to declining raw materials prices (especially steel) throughout 2009. On a segment basis, the Utility segment realized significantly improved gross profit margins due to its significant sales volume increase in 2009, as compared with 2008. In our other reportable segments, aggressive manufacturing cost control helped us maintain gross margins to some degree despite weaker sales demand and lower factory production levels.

  Selling, general and administrative expenses

        Selling, general and administrative (SG&A) spending in 2009 increased as compared with 2008 due to:

  •
  increased salary and benefit costs (approximately $8.0 million);

  •
  the full-year effect of acquisitions completed in 2008 (approximately $7.7 million), and;

  •
  increased deferred compensation expense related to the improved investment performance in the marketable securities underlying the deferred compensation plan as compared with of 2008 (approximately $6.8 million). We recorded the related investment gains in these securities as "Miscellaneous" in our condensed consolidated statements of operations for the fiscal year ended December 26, 2009.

        These increases were somewhat offset by:

  •
  currency translation effects (approximately $2.6 million);

  •
  lower management incentive accruals in 2009, as compared with 2008 (approximately $3.8 million), and;

  •
  lower sales commissions due to lower sales in 2009, as compared with 2008 (approximately $4.1 million).

        The decrease in net interest expense for fiscal year ended December 26, 2009, as compared with 2008, was due to a combination of lower interest rates on our variable rate debt in 2009 and decreased borrowing levels throughout 2009.

        "Miscellaneous" income was higher in the fiscal year ended December 26, 2009, as compared with 2008, due to improved investment performance in the assets in our deferred compensation plan (approximately $6.8 million) and foreign currency transaction gains realized in 2009.

        The effective income tax rate in fiscal 2009 was slightly lower than 2008, due to a 2009 reduction in our income tax contingency liabilities and the realization of additional income tax benefits in certain international tax jurisdictions in 2009.

        Our cash flows provided by operations were $349.5 million for the fiscal year ended December 26, 2009, as compared with $52.6 million in fiscal 2008. Improved net earnings and working capital management in 2009, as compared with 2008, were the main reasons for the improved operating cash flow in 2009.

  Engineered Support Structures (ESS) segment

        The decrease in ESS segment sales for the fiscal year ended December 26, 2009, as compared with fiscal 2008, was mainly due to weaker sales demand in worldwide markets. Foreign currency translation effects (approximately $9.0 million) also contributed to the decrease in segment sales. These decreases were offset somewhat by the impact of acquisitions (approximately $48.0 million).

        In North America, lighting and traffic structure sales were lower than 2008 levels due to decreased demand for lighting and traffic control support structures. In particular, sales demand for lighting structures for residential and commercial outdoor lighting applications were lower in 2009, as compared with 2008, due to weaker residential and commercial construction activity that resulted from the global economic recession and tightness in credit markets. Net sales in the transportation market channel likewise were lower in 2009 as compared with 2008. In addition to the recession in the U.S. economy, we believe that state budget deficits and uncertainty over the U.S. federal highway funding legislation also contributed to weaker sales order flows and shipments in 2009. We believe that the lack of legislative activity on long-term street and highway funding is negatively impacting street and highway project activity, because the amount and nature of any funding is uncertain. We also believe that the impact from the U.S. economic stimulus spending directed towards street and highway construction projects is not substantial, aside from some potential positive impact of financial aid provided to the various states, which could be used to fund street and highway construction projects. In Europe, sales for the fiscal year ended December 26, 2009 were comparable to 2008. The positive impact from the Mitas and Stainton acquisitions in late 2008 largely offset lower sales demand in our core markets due to economic weakness in Europe and currency translation effects.

        Sales of Specialty Structures products in fiscal 2009 were lower than 2008. In North America, market conditions for sales of structures and components for the wireless communication market in 2009 were lower than 2008, reflecting less aggressive wireless network enhancement activity by the major wireless carriers. Sales of wireless communication poles in China in 2009 were comparable to 2008. Sales of sign structure products in 2009 were lower than 2008, as this product line is being discontinued. These sales decreases were offset to a degree by the acquisition of Site Pro 1 (Site Pro) in July 2008.

        The decrease in operating income in the ESS segment for fiscal 2009 was largely due to the decrease in sales volumes. The lower raw material costs, operational improvements (including employment and capacity reductions) and the impact of acquisitions (approximately $6.7 million) helped mitigate the operating income impact associated with lower sales.

        Segment SG&A expense for the fiscal year ended December 26, 2009 was comparable with fiscal 2008, as the impact from acquisitions (approximately $6.0 million) and impairment charges incurred in the third quarter as part of our evaluation of the goodwill and other intangible assets assigned to our North American sign structure operations (approximately $0.7 million) were offset somewhat by currency translation impacts (approximately $1.9 million) and lower sales commissions associated with lower sales volumes (approximately $5.4 million).

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in fiscal 2009, as compared with 2008, was due to strong sales volume increases in steel and concrete high-voltage transmission and substation structures and higher average sales prices. We entered the 2009 fiscal year with a record backlog and the strong 2009 sales performance relates in part to the large backlog from year-end 2008. In the U.S., our customers, who are mainly utility companies, are continuing their investment commitments in transmission and substation structures which began over the past several years to improve the reliability and capacity of the electrical grid in the U.S. Sales demand for pole structures for low voltage electrical distribution applications was weaker in 2009, as compared with 2008. This weakness relates directly to the downturn in residential and commercial construction in the U.S. that started in late 2008 due to the economic recession and credit crisis. In international markets, sales volumes were higher, due mainly to project sales in developing countries. Order rates in the U.S. in 2009 for transmission and substation structures lagged the record order rates in 2008. We believe that utility companies postponed transmission structure spending due to the economic recession in the U.S. As a result, the sales backlog at the end of 2009 is much lower than at December 2008. Sales of utility structures in China in fiscal 2009 were comparable to fiscal 2008.

        The improved operating income in fiscal 2009, as compared with 2008, related to the increased sales levels, improved operating leverage associated with higher sales volumes, lower raw material costs and a more favorable sales mix than 2008. The increase in SG&A spending in 2009, as compared with 2008, was principally due to higher salary and employee benefit costs ($1.8 million), higher employee incentives (approximately $1.1 million) associated with improved operating income of this segment and additional costs associated with developing international markets for our utility structures.

  Coatings segment

        The decrease in Coatings segment sales in the fiscal year ended December 26, 2009 as compared with 2008 was predominantly due to decreased sales volumes from both internal and external customers along with lower selling prices due to lower per pound zinc costs in 2009, as compared with 2008. The sales volumes in our galvanizing operations for the fiscal year ended December 26, 2009 was approximately 14% lower than fiscal 2008. The decrease in sales demand was related to industrial economic conditions in our served markets due to the U.S. economic recession.

        Operating income decreased in fiscal 2009, as compared with 2008, mainly the result of lower unit sales demand. The impact of lower sales volumes was mitigated by cost reductions in factory operations and lower natural gas prices in 2009. SG&A spending in fiscal 2009 was comparable to 2008, as the impact of an acquisition completed in the fourth quarter of 2008 and higher employee compensation costs were offset by lower management incentive expense.

  Irrigation segment

        The sales decrease in the Irrigation segment for the fiscal year ended December 26, 2009, as compared with the same period in 2008, was mainly due to weaker sales volumes in both domestic and international markets. In 2009, lower farm commodity prices and net farm income in worldwide agricultural markets, as compared with 2008, resulted in decreased demand for mechanized irrigation machines in global markets. In addition, we believe that the global economic recession and an uncertain outlook for world economies caused customers to delay capital investments in irrigation technology in 2009. In international irrigation markets, the sales decrease in 2009, as compared with 2008, was broad-based across most geographic markets. In both North American and international markets, average selling prices were slightly lower than last year, due to price competition in our various markets and lower raw material prices. Currency translation effects also contributed to lower irrigation segment sales for the fiscal year ended December 26, 2009, as compared with 2008 (approximately $6.3 million).

        The decrease in operating income for the fiscal year ended December 26, 2009, as compared with fiscal 2008, was due to the effect of lower sales unit volumes and the associated operating deleverage realized as a result of lower sales and production levels. The decrease in SG&A spending in fiscal 2009, as compared with 2008, was due to lower incentive expense accruals related to decreased operating income this year (approximately $6.0 million) and currency translation effects (approximately $0.7 million), offset somewhat by higher salary and employee benefits costs (approximately $1.4 million).

  Other

        These businesses mainly include our tubing and industrial fastener operations. The decreases in sales and operating income in fiscal 2009, as compared with 2008, mainly related to weaker sales of industrial tubing due to the economic recession in the U.S. this year.

  Net corporate expense

        The increase in net corporate expense for the fiscal year ended December 26, 2009, as compared with fiscal 2008, were mainly due to

  •
  increased deferred compensation liabilities related to higher investment returns on the assets of the deferred compensation plan (approximately $6.8 million), which is recorded in SG&A expenses. The investment gains and losses were recorded in "Miscellaneous" in our condensed consolidated statements of operations for the fiscal years ended December 26, 2009 and December 27, 2008, respectively, and;

  •
  increased employee incentive expense in fiscal 2009, as compared with 2008 (approximately $4.2 million). The increased incentive expense was principally due to improvement in our common stock price in 2009, which resulted in higher recorded expense in our long-term incentive plan.

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

  Utility Support Structures(Utility) segment

        The sales increase in the Utility segment for the fiscal year ended December 27, 2008, as compared with 2007, was mainly due to the acquisition of Penn Summit and sales price increases implemented to recover higher steel costs. Unit sales of transmission, substation and distribution pole structures to utility customers in 2008 were comparable to 2007. However, sales order flow in this segment was very strong in 2008, as sales backlogs at December 27, 2008 more than doubled from the end of 2007. The increase in demand for utility structures was the result of continued investment by utility companies to improve the electrical transmission and distribution infrastructure in the United States. Sales in international markets likewise were higher in 2008, as compared with 2007, due to growing demand in China for utility structures and sales generated in other growing international markets.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        Working Capital and Operating Cash Flows    Net working capital was $458.6 million at fiscal year-end 2009, as compared with $475.2 million at fiscal year-end 2008. The ratio of current assets to current liabilities was 2.78:1 as of December 26, 2009 as compared with 2.69:1 at December 27, 2008. Operating cash flow was $349.5 million in 2009, as compared with $52.6 million in 2008 and $110.2 million in 2007. The large increase in operating cash flow in 2009, as compared with 2008, resulted from reduced receivables and inventories in light of lower net sales in 2009, as compared with 2008. In 2008, inventory levels also increased throughout the year due to rapidly rising steel prices and extended delivery times from our suppliers. In response to these conditions, we increased inventory levels to ensure that we had materials on hand to meet our delivery commitments to our customers. In 2009, conditions in steel industry improved and we placed a high emphasis on reducing inventory levels.

        Investing Cash Flows    Capital spending was $44.1 million in 2009, as compared with $50.9 million in 2008, and $56.6 million in 2007. The largest capital spending projects related to manufacturing capacity additions in the ESS and Utility Support Structures segments. Due mainly to the growth in the Utility Support Structures segment and the international side of the ESS segment, we will be investing in manufacturing capacity to meet the market demand in these segments. Accordingly, we estimate that our 2010 capital expenditures to be approximately $50 million.

        We also made other investments and acquisitions in 2008 and 2007. In 2008, we invested an aggregate of $146.7 for the Penn Summit, West Coast, Site Pro, Mitas, Matco, Gateway and Stainton acquisitions. In 2007, we invested an aggregate of $22.6 million for the Tehomet acquisition, the remaining 20% of the outstanding shares of our Canadian lighting structure manufacturing facility ($3.8 million) and certain assets of a galvanizing operation in Salina, Kansas ($6.5 million).

        Financing Cash Flows    Total interest-bearing debt decreased from $357.6 million in 2008 to $172.4 million as of December 26, 2009. Most of this decrease was related to borrowings under our revolving credit agreement that we paid down during 2009 with our strong operating cash flow.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 26, 2009, our long-term debt to invested capital ratio was 15.2%, as compared with 31.7% at the end of fiscal 2008. This internal objective is exceeded from time to time in order to take advantage of opportunities to grow and improve our businesses. We believe the acquisitions described above were appropriate opportunities to expand our market coverage and product offerings and generate earnings growth. Dependent on our level of acquisition activity, we expect our long-term debt to invested capital ratio to remain below 40% in 2010.

        Our priorities in use of future cash flows are as follows:

  •
  Fund internal growth initiatives in core businesses

  •
  Pay down interest-bearing debt

  •
  Invest in acquisitions connected to our core businesses or an existing competency

  •
  Return money to our shareholders through increased dividends or common stock repurchases at appropriate share prices

        Our debt financing at December 26, 2009 consisted mainly of long-term debt. We also maintain certain short-term bank lines of credit totaling $34.9 million, $30.1 million of which was unused at December 26, 2009. Our long-term debt principally consists of:

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

        At December 26, 2009, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 26, 2009, we had the ability to borrow an additional $255.1 million under this facility, as we have an aggregate of $24.9 million of standby letters of credit issued to third parties associated with insurance and contractual customer matters at December 26, 2009.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 26, 2009, we were in compliance with all covenants related to these debt agreements.

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

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, including capital lease obligations, (2) various operating leases and (3) purchase obligations. These obligations as of December 26, 2009 are summarized as follows, (in millions of dollars):

Contractual Obligations	Total	2010	2011-2012	2013-2014	After 2014
Long-term debt	$160.5	$0.2	$0.6	$150.5	$9.2
Interest	47.2	10.4	20.7	15.6	0.5
Unconditional purchase obligations	6.0	6.0	—	—	—
Operating leases	56.8	10.9	17.8	9.5	18.6

Total contractual cash obligations	$270.5	$27.5	$39.1	$175.6	$28.3

        Long-term debt principally consists of the $150.0 million of senior subordinated notes. We had no outstanding borrowings under our bank revolving credit agreement at December 26, 2009. We also had various other borrowing arrangements aggregating $10.5 million at December 26, 2009. Obligations under these agreements may accelerate in event of non-compliance with covenants. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2010. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 26, 2009, we had approximately $2.2 million of various unrecognized income tax benefits that are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential tax payments.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 26, 2009 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2010	2011-2012	2013-2014	Thereafter
Standby Letters of Credit	$1.7	$1.7	$—	$—	$—

Total commercial commitments	$1.7	$1.7	$—	$—	$—

        The above commitments are loan guarantees of a non-consolidated subsidiary in Argentina that is accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts on a limited basis to mitigate the impact of rising gas prices on our operating income.

Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

        Interest Rates—Our interest-bearing debt at December 26, 2009 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrues interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have impacted our would have impacted our interest expense in 2009 and 2008 by approximately $0.1 million and $0.7 million, respectively.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions and balance sheet positions that are in currencies other than the functional currencies of our operations. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $8.1 million in 2009 and $4.1 million in 2008.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2009	2008
	(in millions)
Europe	$8.1	$7.2
Asia	8.7	7.2
South America	2.6	1.9
U.K.	2.2	1.2

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 26, 2009, our open natural gas contracts were not significant.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $16.2 million at December 26, 2009. If our estimate changed by 50%, the impact on operating income would be approximately $8.1 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value of the majority of our inventory. Approximately 47% of inventory is valued at the lower of cost, determined by the (LIFO) method. The remaining 53% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2008, we experienced substantially higher costs to produce inventory than in the prior respective years, due mainly to higher cost for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) in 2008 of approximately $22.4 million than had our entire inventory been valued on the FIFO method. In 2007 and 2009, prices decreased and operating income would have decreased by approximately $1.6 million and $18.6 million, respectively, than had our entire inventory been valued on the FIFO method.

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

        We have identified eight reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenditures) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under current accounting standards, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

        The valuation of all of our reporting units exceeded their respective carrying values by a substantial margin. Accordingly, no further valuation of our reporting units was necessary. If our assumptions about intangible assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 8.5%, which we estimate to be our after-tax cost of capital. In 2009, impairment charges of $0.7 million were recorded in connection with our decision to exit our sign structure operation.

Income Taxes

        We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. We consider future taxable income expectations and tax-planning strategies in assessing the need for the valuation allowance. If we estimate a deferred tax asset is not likely to be fully realized in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net earnings in the period the determination was made. Likewise, if we subsequently determine that we are able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 26, 2009, we had approximately $8.3 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $4.5 million. In 2009, we reduced our valuation allowances by net $4.1 million, resulting in a decrease in our income tax expense of approximately $1.5 million. These changes occurred because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. In 2009, the most significant decrease in our valuation allowances that affected our income tax expense related to the realization of operating loss carryforwards due to the strong performance of our Mexican utility support structures operation. We established a $2.3 million valuation allowance in 2007 related to the utilization uncertainty of these net operating loss and asset tax carryforwards due to 2007 changes in Mexican tax law. At that time, we determined that, based on the new tax law, we would not likely be able to realize the full value of these carryforwards. Accordingly, we established the valuation allowance on these deferred tax assets. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

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

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets. The update to ASC 860 eliminates the qualifying special purpose entity ("QSPE") concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. We do not believe this new accounting guidance will have a significant impact on our financial position, operating results or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 38 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements have been retrospectively adjusted for the adoption of the guidance within Accounting Standards Codification 810, Consolidation related to noncontrolling interests in consolidated financial statements effective December 28, 2008.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 23, 2010

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

	2009	2008	2007
Net sales	$1,786,601	$1,907,278	$1,499,834
Cost of sales	1,254,587	1,396,794	1,099,989

Gross profit	532,014	510,484	399,845
Selling, general and administrative expenses	294,020	281,893	244,219

Operating income	237,994	228,591	155,626

Other income (expenses):
Interest expense	(15,760)	(18,267)	(17,726)
Interest income	1,510	2,323	2,810
Other	2,340	(7,128)	(541)

	(11,910)	(23,072)	(15,457)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	226,084	205,519	140,169

Income tax expense (benefit):
Current	65,519	74,715	45,640
Deferred	7,375	(4,502)	(1,620)

	72,894	70,213	44,020

Earnings before equity in earnings of nonconsolidated subsidiaries	153,190	135,306	96,149
Equity in earnings of nonconsolidated subsidiaries	751	914	686

Net earnings	153,941	136,220	96,835

Less: Earnings attributable to noncontrolling interests	(3,379)	(3,823)	(2,122)
Net earnings attributable to Valmont Industries, Inc.	$150,562	$132,397	$94,713

Earnings per share:
Basic	$5.80	$5.13	$3.71
Diluted	$5.73	$5.04	$3.63

Cash dividends per share	$0.580	$0.495	$0.410

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 26, 2009 and December 27, 2008

(Dollars in thousands, except per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$180,786	$68,567
Receivables, less allowance for doubtful receivables of $5,905 in 2009 and $5,269 in 2008	259,521	327,620
Inventories	210,611	313,411
Prepaid expenses	22,143	13,821
Refundable and deferred income taxes	42,361	32,380

Total current assets	715,422	755,799

Property, plant and equipment, at cost	675,446	630,410
Less accumulated depreciation and amortization	392,358	361,090

Net property, plant and equipment	283,088	269,320

Goodwill	178,320	175,291
Other intangible assets	96,378	104,506
Other assets	28,961	21,372

Total assets	$1,302,169	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$231	$904
Notes payable to banks	11,900	19,552
Accounts payable	118,210	136,868
Accrued employee compensation and benefits	66,611	70,158
Accrued expenses	55,921	49,700
Dividends payable	3,944	3,402

Total current liabilities	256,817	280,584

Deferred income taxes	49,281	45,124
Long-term debt, excluding current installments	160,251	337,128
Other noncurrent liabilities	27,513	22,476
Commitments and contingencies
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	767,398	624,254
Accumulated other comprehensive income (loss)	16,953	(533)
Cost of common shares in treasury 1,602,860 shares in 2009 (1,731,771 shares in 2008)	(25,990)	(27,490)

Total Valmont Industries, Inc. shareholders' equity	786,261	624,131

Noncontrolling interest in consolidated subsidiaries	22,046	16,845

Total shareholders' equity	808,307	640,976

Total liabilities and shareholders' equity	$1,302,169	$1,326,288

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 26, 2009

(Dollars in thousands)

	2009	2008	2007
Cash flows from operations:
Net earnings	$153,941	$136,220	$96,835
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	44,748	39,597	35,176
Stock-based compensation	6,586	4,736	3,913
Loss (gain) on sale of property, plant and equipment	1,182	(303)	1,071
Equity in (earnings) losses in nonconsolidated subsidiaries	(751)	(914)	(686)
Deferred income taxes	7,375	(4,502)	(1,620)
Other	(238)	2,867	1,024
Changes in assets and liabilities, before acquisitions:
Receivables	74,182	(59,587)	(31,712)
Inventories	107,245	(83,408)	(13,644)
Prepaid expenses	(7,268)	3,944	(7,296)
Accounts payable	(19,718)	9,989	16,625
Accrued expenses	(3,020)	8,424	19,573
Other noncurrent liabilities	(700)	(1,083)	227
Income taxes payable/refundable	(13,777)	(2,145)	(51)
Payment of deferred compensation	(267)	(1,260)	(9,186)

Net cash flows from operations	349,520	52,575	110,249

Cash flows from investing activities:
Purchase of property, plant and equipment	(44,129)	(50,879)	(56,610)
Acquisitions, net of cash acquired	—	(146,713)	(22,637)
Proceeds from sale of assets	1,331	3,829	10,107
Other, net	(797)	(314)	(1,093)

Net cash flows from investing activities	(43,595)	(194,077)	(70,233)

Cash flows from financing activities:
Net borrowings under short-term agreements	(7,652)	1,712	1,739
Proceeds from long-term borrowings	10,001	188,893	12,404
Principal payments on long-term obligations	(187,969)	(75,474)	(11,976)
Dividends paid	(14,695)	(12,251)	(10,305)
Dividends to noncontrolling interests	(956)	(538)	(807)
Proceeds from exercises under stock plans	4,942	7,519	8,321
Excess tax benefits from stock option exercises	2,665	7,385	7,769
Sale/(purchase) of treasury shares	(669)	11	1,725
Purchase of common treasury shares—stock plan exercises	(4,067)	(8,504)	(9,887)

Net cash flows from financing activities	(198,400)	108,753	(1,017)

Effect of exchange rate changes on cash and cash equivalents	4,694	(5,216)	4,029

Net change in cash and cash equivalents	112,219	(37,965)	43,028
Cash and cash equivalents—beginning of year	68,567	106,532	63,504

Cash and cash equivalents—end of year	$180,786	$68,567	$106,532

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 26, 2009

(Dollars in thousands, except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 30, 2006	$27,900	—	$405,567	$3,626	$(35,812)	$8,289	$409,570
Comprehensive income:
Net earnings	—	—	94,713	—	—	2,122	96,835
Currency translation adjustment	—	—	—	13,370	—	769	14,139

Total comprehensive income	—	—	—	—	—	—	110,974
Cash dividends ($0.410 per share)	—	—	(10,592)	—	—	(807)	(11,399)
Sale of 18,967 treasury shares	—	—	—	—	1,725	—	1,725
Purchase of treasury shares:
Stock plan exercises; 108,616 shares	—	—	—	—	(9,887)	—	(9,887)
Stock options exercised; 387,814 shares issued	—	(9,684)	6,700	—	11,305	—	8,321
Tax benefit from exercise of stock options	—	7,769	—	—		—	7,769
Stock option expense	—	1,723	—	—		—	1,723
Stock awards; 26,332 shares issued	—	192	—	—	1,998	—	2,190

Balance at December 29, 2007	27,900	—	496,388	16,996	(30,671)	10,373	520,986
Comprehensive income:
Net earnings	—	—	132,397	—	—	3,823	136,220
Currency translation adjustment	—	—	—	(17,529)	—	3,187	(14,342)

Total comprehensive income	—	—	—	—	—	—	121,878
Cash dividends ($0.495 per share)	—	—	(12,929)	—	—	(538)	(13,467)
Sale of 147 treasury shares	—	—	—	—	11	—	11
Purchase of treasury shares:
Stock plan exercises; 47,779 shares	—	—	—	—	(8,504)	—	(8,504)
Stock options exercised; 296,919 shares issued	—	(12,586)	8,398	—	11,674	—	7,486
Tax benefit from exercise of stock options	—	7,385	—	—		—	7,385
Stock option expense	—	2,636	—	—		—	2,636
Stock awards; 11,030 shares issued	—	2,565	—	—		—	2,565

Balance at December 27, 2008	27,900	—	624,254	(533)	(27,490)	16,845	640,976
Comprehensive income:
Net earnings	—	—	150,562	—	—	3,379	153,941
Currency translation adjustment	—	—	—	17,486	—	2,778	20,264

Total comprehensive income	—	—	—	—	—	—	174,205
Cash dividends ($0.580 per share)	—	—	(15,237)	—	—	(956)	(16,193)
Purchase of 8,943 treasury shares	—	—	—	—	(669)	—	(669)
Stock plan exercises;112,901 shares acquired	—	—	—	—	(4,067)	—	(4,067)
Stock options exercised; 186,120 shares issued	—	(8,678)	7,819	—	5,800	—	4,941
Tax benefit from exercise of stock option	—	2,665	—	—		—	2,665
Stock option expense	—	4,046	—	—		—	4,046
Stock awards; no shares issued	—	1,967	—	—	436	—	2,403

Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 26, 2009

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

  Cash overdrafts

        Cash book overdrafts totaling $10,770 and $16,571 were classified as accounts payable at December 26, 2009 and December 27, 2008, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

  Operating Segments

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Reportable segments are as follows:

        ENGINEERED SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries and for other specialty applications;

        UTILITY SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

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

        In the fourth quarter of 2009, the company reorganized the management structure and redefined the Utility segment to include Utility support structure activities on a global basis. Previously, sales of utility support structures outside of North America were reported as part of the ESS segment. The company believes this management structure change will help better serve the global utility support structure market. Information presented for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 consisted of 52 weeks.

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

        The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite-lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit's goodwill or an indefinite-lived intangible asset change materially before the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers not only recent operating performance, expected future performance, industry conditions and other indicators of potential impairment.

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

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Noncontrolling Interest in consolidated subsidiaries

        Effective December 28, 2009, the Company adopted FASB Accounting Standards Codification 810 Consolidation ("ASC 810"). ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of ASC 810 required a change in what was formerly minority interest to noncontrolling interest and the placement of noncontrolling interest within the shareholders' section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. As ASC 810 required retrospective adoption, in this annual report the consolidated balance sheet for the year ended December 27, 2008 and the consolidated statements of operations, cash flows, shareholders' equity for the years ended December 27, 2008, and December 29, 2007 have been revised to reflect the reclassification of the non-controlling interests.

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

  Stock Based Compensation

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 26, 2009, 1,110,063 shares of common stock remained available for issuance under the plans. Shares and options issued and available for issuance are subject to changes in capitalization.

        Under the plans, the exercise price of each award equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $4,046, $2,636 and $1,723 of compensation expense (included in selling, general and administrative expenses) related to stock options for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. The associated tax benefits recorded were $1,558, $1,015 and $663, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value of each option grant was estimated as of the date of grant using a binomial option pricing model. The following weighted-average assumptions used for grants in 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Expected volatility	31.8%	31.5%	31.8%
Risk-free interest rate	2.26%	1.54%	3.55%
Expected life from vesting date	3.0 yrs.	3.0 yrs.	2.9 yrs.
Dividend yield	0.66%	0.65%	0.92%

  Subsequent Events

        The Company has evaluated all subsequent events requiring recognition as of December 26, 2009 and did not identify any subsequent events that require disclosure.

  Recently Issued Accounting Pronouncements

        In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing, which significantly changes the accounting for transfers of financial assets. The update to ASC 860 eliminates the qualifying special purpose entity ("QSPE") concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial-asset derecognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization recharacterization provisions. The Company is currently assessing the potential impact of adopting this new accounting guidance, which is effective at the beginning of the 2010 fiscal year.

        In June 2009, the FASB issued The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This guidance establishes the FASB Codification as the source of authoritative generally accepted accounting principles. In addition, the rules and interpretive releases of the Securities and Exchange Commission continue to be sources of authoritative guidance. The Company adopted this guidance as of September 26, 2009, and there were no changes in its consolidated financial statements other than changes in reference to various authoritative accounting pronouncements.

        In December 2007, the FASB updated ASC Topic 805, Business Combinations. This Statement amended accounting and reporting standards associated with business combinations. This Statement requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values, including noncontrolling interests. In addition, the update to ASC 805 requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations. This Statement was effective for business combinations completed by the Company after December 27, 2008. The effect of this Statement on the Company's consolidated financial statements is expected to result in lower net income in years when it has acquisitions, since acquisition costs are expensed as incurred and higher values of intangible assets will be recorded in

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cases where the Company acquires less than 100% of a company. Since the Company completed no business combinations in fiscal 2009, this update to ASC 805 had no impact on the Company's financial statements as of December 26, 2009.

(2) ACQUISITIONS

        In the first quarter of 2008, the Company acquired substantially all of the assets of Penn Summit LLC (Penn Summit), a manufacturer of steel utility and wireless communication poles located in Hazelton, Pennsylvania and 70% of the outstanding shares of West Coast Engineering Group, Ltd. (West Coast), a Canadian and U.S. manufacturer of steel and aluminum structures for the lighting, transportation and wireless communication industries headquartered in Delta, British Columbia The Company acquired Penn Summit to expand its geographic presence in the United States for steel utility support structures. West Coast was acquired to expand its geographic presence in Canada and the United States for lighting and transportation structures.

        In July 2008, the Company acquired the assets of Site Pro 1, Inc. (Site Pro), a company that distributes wireless communication components. The Site Pro acquisition was completed to expand the Company's geographic distribution and service levels in wireless communication components.

        In November 2008, the Company acquired all of the outstanding shares of Stainton Metal Co., Ltd. (Stainton), an English manufacturer of steel structures for the lighting, transportation and wireless communication industries headquartered in Stockton-on-Tees, England, for 15,378 English pounds sterling ($23,017 U.S. dollars). The acquisition amount included 2.5 million pound Sterling (approximately $3.9 million) that was paid to the former shareholders of Stainton after December 26, 2009 pursuant to a provision in the purchase agreement that required additional amounts be paid by the Company to the former shareholders of Stainton, provided that Stainton met certain profitability targets subsequent to the acquisition. The Company recorded $10,248 of goodwill as part of the purchase price allocation and assigned the goodwill to the Engineered Support Structures (ESS) segment. The Company acquired Stainton to expand its geographic presence in the United Kingdom for lighting and transportation structures.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

	Penn Summit	West Coast	Site Pro	Stainton
Current assets	$12,167	$13,041	$6,119	$7,365
Property, plant and equipment and other long-term assets	5,177	11,208	172	5,341
Intangible assets	13,322	11,218	16,940	5,962
Goodwill	31,888	17,448	694	10,248

Total fair value of assets acquired	$62,554	$52,915	$23,925	$28,916

Current liabilities	4,106	7,885	1,465	4,662
Deferred income taxes	—	4,042	—	1,237
Long-term debt	96	6,291	—	—
Noncontrolling interest	—	3,225	—	—

Total fair value of liabilities assumed	4,202	21,443	1,465	5,899

Net assets acquired	$58,352	$31,472	$22,460	$23,017

        In addition, the Company acquired the assets of a provider of materials analysis, testing and inspection services, formed a 51% owned joint venture in Turkey with a Turkish company to manufacture and sell pole structures and acquired the assets of a galvanizing operation located near Louisville, Kentucky in 2008.

        The aggregate amount paid in fiscal 2008 by the Company for the businesses acquired 2008 was $146,713. These acquisitions were financed through a combination of cash on hand and borrowings through its revolving credit agreement.

        The Company's pro forma results of operations for the fifty-two weeks ended December 27, 2008 at the beginning of 2008 were as follows:

Fifty-Two Weeks Ended December 27, 2008
Net sales	$1,964,523
Net income	135,855
Earnings per share—diluted	$5.17

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2009	2008	2007
Interest	$16,661	$18,099	$17,522
Income taxes	77,084	69,509	37,567

(4) INVENTORIES

        Approximately 47% and approximately 51% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 26, 2009 and December 27, 2008, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $39,500 and $58,200 at December 26, 2009 and December 27, 2008, respectively.

        Inventories consisted of the following:

	2009	2008
Raw materials and purchased parts	$112,911	$207,011
Work-in-process	20,217	28,925
Finished goods and manufactured goods	117,032	135,671

Subtotal	250,160	371,607
Less: LIFO reserve	39,549	58,196

	$210,611	$313,411

        In 2009, the Company reduced its inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $5,513 for the fiscal year ended December 26, 2009.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2009	2008
Land and improvements	$31,499	$35,429
Buildings and improvements	168,022	158,264
Machinery and equipment	367,465	321,875
Transportation equipment	29,018	27,065
Office furniture and equipment	65,713	61,302
Construction in progress	13,729	26,475

	$675,446	$630,410

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $16,293, $14,780, and $11,345 for fiscal 2009, 2008, and 2007, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 26, 2009 are:

Fiscal year ending
2010	$10,875
2011	9,604
2012	8,155
2013	5,075
2014	4,406
Subsequent	18,705

Total minimum lease payments	$56,820

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2009. As a result of that testing, goodwill and certain intangible assets of $340 associated with our sign structure operation were impaired. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at December 26, 2009 and December 27, 2008 were as follows:

	As of December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,289	$27,559	14 years
Proprietary Software & Database	2,627	2,434	6 years
Patents & Proprietary Technology	3,466	1,257	13 years
Non-compete Agreements	1,704	823	6 years

	$105,086	$32,073

	As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,202	$19,560	14 years
Proprietary Software & Database	2,609	2,295	6 years
Patents & Proprietary Technology	3,427	929	13 years
Non-compete Agreements	1,696	548	7 years

	$104,934	$23,332

        Amortization expense for intangible assets was $8,953, $6,514, and $3,522 for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2010	$8,084
2011	7,859
2012	7,811
2013	6,915
2014	6,491

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

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 26, 2009 and December 27, 2008 were as follows:

	December 26, 2009	December 27, 2008	Year Acquired
PiRod	$4,750	$4,750	2001
Newmark	11,111	11,111	2004
Tehomet	1,347	1,316	2007
West Coast	2,356	2,030	2008
Site Pro	1,800	1,800	2008
Stainton	1,358	1,254	2008
Other	643	643

	$23,365	$22,904

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2009. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired in fiscal 2009.

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

  Goodwill

        The carrying amount of goodwill by segment as of December 26, 2009 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$175,291
Impairment	(395)	—	—	—	(395)
Purchase accounting adjustment	216	—	—	15	231
Foreign currency translation	3,193	—	—	—	3,193

Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$178,320

        The impairment related to the Company's decision to exit the sign structure operations. The purchase accounting adjustment mainly related to the net of changes in goodwill associated with the

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

completion of the Stainton purchase price allocation in 2009 and the additional goodwill recognized from the contingent consideration of associated with the Stainton acquisition.

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

        In June 2008, the Company acquired the noncontrolling interest in a North American irrigation dealership, resulting in a $196 increase of goodwill in the Irrigation segment. In the fourth quarter of 2008, the Company acquired the assets of a galvanizing operation near Louisville, Kentucky that increased the goodwill of the Coatings segment by $1,585.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $34,948. As of December 26, 2009, $4,836 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $30,112 at December 26, 2009. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 2.38% at December 26, 2009, and 3.32% at December 27, 2008.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES

        Income tax expense (benefit) consists of:

	2009	2008	2007
Current:
Federal	$43,497	$48,984	$31,752
State	5,681	5,134	3,413
Foreign	16,618	20,064	12,346

	65,796	74,182	47,511

Non-current:	(277)	533	(1,871)
Deferred:
Federal	$8,146	$(2,913)	$(327)
State	1,092	(249)	(160)
Foreign	(1,863)	(1,340)	(1,133)

	7,375	(4,502)	(1,620)

	$72,894	$70,213	$44,020

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	2.5	2.4
Carryforwards, credits and changes in valuation allowances	(0.9)	0.6	1.7
Foreign tax rate differences	(3.1)	(2.9)	(4.6)
Changes in unrecognized tax benefits	(0.1)	0.3	(1.3)
Other	(1.2)	(1.3)	(1.8)

	32.2%	34.2%	31.4%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2009	2008
Deferred income tax assets:
Accrued expenses and allowances	$11,117	$7,633
Accrued insurance	1,686	2,865
Tax credit and net operating loss carryforwards	6,772	10,493
Inventory allowances	2,799	13,538
Accrued warranty	4,987	3,513
Deferred compensation	19,114	15,658
Nonconsolidated subsidiaries	1,492	1,203

Gross deferred income tax assets	47,967	54,903
Valuation allowance	(4,529)	(8,753)

Net deferred income tax assets	43,438	46,150

Deferred income tax liabilities:
Property, plant and equipment	28,248	23,339
Intangible assets	28,100	29,693
Other liabilities	4,902	3,555

Total deferred income tax liabilities	61,250	56,587

Net deferred income tax liabilities	$17,812	$10,437

        The Company follows Financial Accounting Standards Board ASC 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) the Company determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

        The following summarizes the activity related to our unrecognized tax benefits recorded in accordance with ASC 740-10 in 2009 and 2008, in thousands:

	2009	2008
Gross Unrecognized Tax Benefits—beginning of year	$2,369	$1,848
Gross increases—tax positions in prior period	71	234
Gross decreases—tax positions in prior period	(157)	(34)
Gross increases—current-period tax positions	486	842
Settlements	—	—
Lapse of statute of limitations	(594)	(521)

Gross Unrecognized Tax Benefits—end of year	$2,175	$2,369

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        There are no uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. In the third quarter of 2009, the Company recorded a reduction of its gross unrecognized tax benefits of $594, with $386 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $257 and $355 of interest and penalties at December 26, 2009 and December 27, 2008, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2007 and forward remain open under U.S. statutes of limitation. Generally, tax years 2005 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,978 and $2,182 at December 26, 2009 and December 27, 2008, respectively.

        At December 26, 2009 and December 27, 2008, net deferred tax assets of $31,469 and $34,687, respectively, are included in refundable and deferred income taxes ($29,619 at December 26, 2009 and $32,379 at December 27, 2008) and other assets ($1,850at December 26, 2009 and $2,308 at December 27, 2008). At December 26, 2009 and December 27, 2008, net deferred tax liabilities of $49,281 and $45,124, respectively, are included in deferred income taxes.

        At December 26, 2009 and at December 27, 2008, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 26, 2009 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2010 through 2027. The currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

        On October 1, 2007, the Mexican government enacted certain major changes in its tax law. Among the tax changes is the addition of a new tax, the Impuesto Empresarial a Taxa Unica (IETU), to replace the corporate asset tax system. The IETU is effective January 1, 2008. Due to the provisions included in the IETU tax, the Company determined that it was not likely to realize the benefits for a portion of its deferred tax assets related to net operating loss and asset tax carryforwards. As a result, the Company recorded a $2,266 valuation allowance on its deferred tax assets in the fourth quarter of 2007. During the course of 2009 the entire net operating loss was used and, accordingly, the company removed all valuation allowances on the related deferred tax assets.

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $151,869 at December 26, 2009 and $118,542 at December 27, 2008, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT

	2009	2008
6.875% Senior Subordinated Notes(a)	$150,000	$150,000
Revolving credit agreement(b)	—	169,000
6.91% secured loan(c)	—	7,253
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	1,982	3,279

Total long-term debt	160,482	338,032
Less current installments of long-term debt	231	904

Long-term debt, excluding current installments	$160,251	337,128

(a)
The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. All or part of the notes may be repurchased at the following redemption prices (stated as a percentage of face value):

Redemption Price
Until May 1, 2010	103.438%
From May 1, 2010 until May 1, 2011	102.292%
From May 1, 2011 until May 1, 2012	101.146%
After May 1, 2012	100.000%
(b)
The revolving credit agreement is with a group of banks for up to $280 million. The Company may increase the credit agreement by up to an additional $100 million at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings is, at the Company's option, either:

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
The secured loan is through a finance company and is related to transportation equipment. This loan was paid in full during 2009.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 26, 2009 and December 27, 2008 were 0.52% and 2.15%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at December 26, 2009.

        The minimum aggregate maturities of long-term debt for each of the four years following 2010 are: $280, $281, $266 and $150,262.

(10) STOCK PLANS

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 26, 2009, 1,110,063 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $4,046, $2,636 and $1,723 of compensation expense (included in selling, general and administrative expenses) in the 2009, 2008 and 2007 fiscal years, respectively. The associated tax benefits recorded in the 2009, 2008 and 2007 fiscal years was $1,537, $1,015 and $663, respectively.

        At December 26, 2009, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 2.43 years, was approximately $10,583.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2009, 2008 and 2007 was estimated using the following assumptions:

	2009	2008	2007
Expected volatility	31.8%	31.5%	31.8%
Risk-free interest rate	2.26%	1.54%	3.55%
Expected life from vesting date	3.0 yrs	3.0 yrs.	2.9 yrs.
Dividend yield	0.66%	0.65%	0.92%

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        Following is a summary of the activity of the stock plans during 2007, 2008 and 2009:

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

        The weighted average per share fair value of options granted during 2008 was $16.37.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 27, 2008	1,112,777	$49.36
Granted	242,707	78.65
Exercised	(186,120)	(26.28)
Forfeited	(43,053)	(64.84)

Outstanding at December 26, 2009	1,126,311	$59.06	5.12	$26,454

Options vested or expected to vest at December 26, 2009	1,085,735	$58.60	5.07	25,998

Options exercisable at December 26, 2009	581,145	$47.76	4.02	20,229

        The weighted average per share fair value of options granted during 2009 was $22.97.

        Following is a summary of the status of stock options outstanding at December 26, 2009:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91 - 20.53	118,625	2.05 years	$18.20	118,625	$18.20
21.88 - 24.78	75,754	4.53 years	23.93	75,754	23.93
34.33 - 40.21	65,282	3.19 years	34.53	63,082	34.33
53.01 - 64.36	461,070	5.39 years	57.08	214,937	56.71
80.83 - 108.17	405,580	6.13 years	83.77	108,747	86.72

	1,126,311			581,145

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2009, 2008 and 2007, the Company granted non-vested stock and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(10) STOCK PLANS (Continued)

restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2009	2008	2007
Shares issued	21,607	13,107	27,453
Weighted-average per share price on grant date	$64.44	$92.57	$72.04
Compensation expense	$2,595	$2,100	$1,853

        At December 26, 2009 the amount of deferred stock-based compensation granted, to be recognized over a weight-average period of 1.8 years, was approximately $2,949.

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2009:
Net earnings attributable to Valmont Industries, Inc.	$150,562	—	$150,562
Shares outstanding (000's)	25,951	338	26,289
Per share amount	5.80	.07	5.73
2008:
Net earnings attributable to Valmont Industries, Inc.	$132,397	—	$132,397
Shares outstanding (000's)	25,815	458	26,273
Per share amount	$5.13	$0.09	$5.04
2007:
Net earnings attributable to Valmont Industries, Inc.	$94,713	—	$94,713
Shares outstanding (000's)	25,535	587	26,122
Per share amount	$3.71	$0.08	$3.63

        At the end of fiscal years 2009 and 2008, there were 0.2 million, and 0.9 million options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2009, 2008 and 2007 Company contributions to these plans amounted to approximately $8,700, $8,800, and $7,600 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $15.7 million and $10.7 million at December 26, 2009 and December 27, 2008, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. In fiscal 2009, $267 was distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. All distributions were made in cash.

(14) RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Operations. Research and development expenses were approximately $6,200 in 2009, $5,000 in 2008, and $4,900 in 2007.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 26, 2009, the carrying amount of the Company's long-term debt was $160,481 with an estimated fair value of approximately $165,731. At December 27, 2008 the carrying amount of the Company's long-term debt was $338,032 with an estimated fair value of approximately $319,141.

        On December 30, 2007, the Company adopted Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted ASC 820 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay, which was adopted in fiscal 2009.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Trading Securities:    The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,653	$15,653	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$10,488	$10,488	$—	$—

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        Annual consolidated purchase requirements are approximately 700,000 MMBtu. At December 26, 2009, there were open swaps totaling 150,000 MMBtu with a total unrealized gain of $88, which was recorded in the Company's consolidated statement of operations for the fiscal year ended December 26, 2009. At December 27, 2008, there were no open natural gas derivative contracts.

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

        In fiscal 2008, the Company purchased 7.2 million euros of put options, sold 14.4 million euros of call options and sold 2.4 million of put options to deliver euros at a fixed rate of Polish zlotys to certain banks to fix the zloty/euro exchange rate on forecasted sales transactions of its Polish manufacturing operation that are denominated in euros. For the fiscal years ended December 27, 2008 and December 26, 2009 the Company recorded losses associated with these contracts of $1,245 and $2,127, respectively, in its consolidated statements of operations. There were no open foreign currency contracts at December 26, 2009.

(17) GUARANTEES

        The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 26, 2009, the maximum amount of the guarantee was approximately $1.7 million. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. The Company recorded the fair value of this guarantees of $0.1 million in "Accrued expenses" at December 26, 2009 and December 27, 2008.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(17) GUARANTEES (Continued)

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 26, 2009 and December 27, 2008, were as follows:

	2009	2008
Balance, beginning of period	$12,523	$7,332
Payments made	(11,028)	(9,714)
Change in liability for warranties issued during the period	14,307	14,492
Change in liability for pre-existing warranties	370	413

Balance, end of period	$16,172	$12,523

(18) BUSINESS SEGMENTS

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain service- related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

        Reportable segments are as follows:

          ENGINEERED SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries and for other specialty applications;

          UTILITY SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

          COATINGS:    This segment consists of galvanizing, anodizing and powder coating services; and

          IRRIGATION:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services.

        In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of tubular products for industrial customers, the manufacture of machine tool accessories and the distribution of industrial fasteners and are reported in the "Other" category. In fiscal 2008, the Company sold its machine tool accessory operation.

        In the fourth quarter of 2009, the Company reorganized its management structure and redefined its Utility segment to include Utility support structure activities on a global basis. Previously, sales of utility support structures outside of North America were reported as part of the ESS segment. This management structure change should help the Company better serve the global utility support structure market. Information presented for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

Summary by Business Segments

	2009	2008	2007
SALES:
Engineered Support Structures segment:
Lighting & Traffic	$455,583	$496,014	$426,722
Specialty	141,463	148,621	122,926

Engineered Support Structures segment	597,046	644,635	549,648
Utility Support Structures segment:
Steel	578,740	421,907	286,261
Concrete	121,808	91,213	81,726

Utility Support Structures segment	700,548	513,120	367,987
Coatings segment	115,530	140,518	136,968
Irrigation segment	362,187	562,733	388,997
Other	68,639	113,139	120,087

Total	1,843,950	1,974,145	1,563,687
INTERSEGMENT SALES:
Engineered Support Structures	14,744	6,384	7,545
Utility Support Structures	2,331	4,750	1,231
Coatings	24,954	28,536	30,489
Irrigation	16	22	60
Other	15,304	27,175	24,528

Total	57,349	66,867	63,853
NET SALES:
Engineered Support Structures segment	582,302	638,251	542,103
Utility Support Structures segment	698,217	508,370	366,756
Coatings segment	90,576	111,982	106,479
Irrigation segment	362,171	562,711	388,937
Other	53,335	85,964	95,559

Total	$1,786,601	$1,907,278	$1,499,834

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

	2009	2008	2007
OPERATING INCOME (LOSS):
Engineered Support Structures	$45,143	$47,378	$51,188
Utility Support Structures	164,834	73,464	48,725
Coatings	24,669	31,793	23,050
Irrigation	35,086	87,260	51,650
Other	12,971	21,001	18,961
Corporate	(44,709)	(32,305)	(37,948)

Total	237,994	228,591	155,626
Interest expense, net	(14,250)	(15,944)	(14,916)
Other	2,340	(7,128)	(541)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$226,084	$205,519	$140,169

TOTAL ASSETS:
Engineered Support Structures	$514,564	$555,140	$411,454
Utility Support Structures	311,862	331,849	229,494
Coatings	98,861	102,758	98,190
Irrigation	183,243	233,949	169,368
Other	27,860	29,606	37,115
Corporate	165,749	72,986	106,992

Total	$1,302,139	$1,326,288	$1,052,613

	2009	2008	2007
CAPITAL EXPENDITURES:
Engineered Support Structures	$12,735	$26,122	$37,196
Utility Support Structures	13,899	6,162	10,170
Coatings	1,493	3,017	3,005
Irrigation	10,189	9,953	4,186
Other	583	3,226	450
Corporate	5,230	2,399	1,603

Total	$44,129	$50,879	$56,610

DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$21,203	$17,963	$15,494
Utility Support Structures	10,287	9,973	7,757
Coatings	4,074	3,291	2,936
Irrigation	4,298	3,814	4,489
Other	1,826	1,667	1,897
Corporate	3,059	2,889	2,603

Total	$44,748	$39,597	$35,176

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2009	2008	2007
NET SALES:
United States	$1,297,699	$1,429,270	$1,142,600
France	75,701	87,261	97,692
China	118,650	139,472	111,448
Other	294,551	251,275	148,094

Total	$1,786,601	$1,907,278	$1,499,834

LONG-LIVED ASSETS:
United States	$441,944	$438,589	$351,164
France	12,470	11,993	13,975
China	23,097	20,407	15,203
Canada	39,163	36,243	5,328
Other	70,073	63,257	45,346

Total	$586,747	$570,489	$431,016

        No single customer accounted for more than 10% of net sales in 2009, 2008, or 2007. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company's net sales.

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

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

Consolidated Statements of Operations

For the Year ended December 26, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$920,501	$441,794	$570,244	$(145,938)	$1,786,601
Cost of sales	659,714	323,049	419,872	(148,048)	1,254,587

Gross profit	260,787	118,745	150,372	2,110	532,014
Selling, general and administrative expenses	152,862	53,198	87,960	—	294,020

Operating income	107,925	65,547	62,412	2,110	237,994

Other income (deductions):
Interest expense	(14,508)	(14)	(1,238)	—	(15,760)
Interest income	75	1	1,434	—	1,510
Other	3,148	173	(981)	—	2,340

	(11,285)	160	(785)	—	(11,910)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	96,640	65,707	61,627	2,110	226,084

Income tax expense (benefit):
Current	26,067	23,426	16,026	—	65,519
Deferred	8,338	1,657	(2,620)	—	7,375

	34,405	25,083	13,406	—	72,894

Earnings before equity in earnings of nonconsolidated subsidiaries	62,235	40,624	48,221	2,110	153,190
Equity in earnings of nonconsolidated subsidiaries	88,327	—	95	(87,671)	751

Net earnings	150,562	40,624	48,316	(85,561)	153,941
Less: Earnings attributable to noncontrolling interests	—	—	(3,379)	—	(3,379)

Net earnings attributable to Valmont Industries, Inc	$150,562	$40,624	$44,937	$(85,561)	$150,562

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Consolidated Statements of Operations

For the Year ended December 27, 2008

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,113,059	$362,975	$590,566	$(159,322)	$1,907,278
Cost of sales	834,150	281,179	439,194	(157,729)	1,396,794

Gross profit	278,909	81,796	151,372	(1,593)	510,484
Selling, general and administrative expenses	150,033	49,898	81,962	—	281,893

Operating income	128,876	31,898	69,410	(1,593)	228,591

Other income (deductions):
Interest expense	(16,117)	(17)	(2,133)	—	(18,267)
Interest income	234	31	2,058	—	2,323
Other	(4,360)	227	(2,995)	—	(7,128)

	(20,243)	241	(3,070)	—	(23,072)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	108,633	32,139	66,340	(1,593)	205,519

Income tax expense (benefit):
Current	42,069	13,213	19,433	—	74,715
Deferred	(2,236)	(1,020)	(1,246)	—	(4,502)

	39,833	12,193	18,187	—	70,213

Earnings before equity in earnings of nonconsolidated subsidiaries	68,800	19,946	48,153	(1,593)	135,306
Equity in earnings of nonconsolidated subsidiaries	63,597	—	39	(62,722)	914

Net earnings	132,397	19,946	48,192	(64,315)	136,220
Less: Earnings attributable to noncontrolling interests	—	—	(3,823)	—	(3,823)

Net earnings attributable to Valmont Industries, Inc	$132,397	$19,946	$44,369	$(64,315)	$132,397

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Consolidated Statements of Operations

For the Year ended December 29, 2007

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$914,782	$247,472	$448,833	$(111,253)	$1,499,834
Cost of sales	672,861	194,874	342,347	(110,093)	1,099,989

Gross profit	241,921	52,598	106,486	(1,160)	399,845
Selling, general and administrative expenses	139,695	35,767	68,757	—	244,219

Operating income	102,226	16,831	37,729	(1,160)	155,626

Other income (deductions):
Interest expense	(16,004)	(14)	(1,817)	109	(17,726)
Interest income	894	189	1,836	(109)	2,810
Other	24	81	(646)	—	(541)

	(15,086)	256	(627)	—	(15,457)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	87,140	17,087	37,102	(1,160)	140,169

Income tax expense (benefit):
Current	29,337	6,396	9,907	—	45,640
Deferred	(667)	(446)	(507)	—	(1,620)

	28,670	5,950	9,400	—	44,020

Earnings before equity in earnings of nonconsolidated subsidiaries	58,470	11,137	27,702	(1,160)	96,149

Equity in earnings of nonconsolidated subsidiaries	37,403	—	247	(36,964)	686

Net earnings	95,873	11,137	27,949	(38,124)	96,835
Less: Earnings attributable to noncontrolling interests	—	—	(2,122)	—	(2,122)

Net earnings attributable to Valmont Industries, Inc	$95,873	$11,137	$25,827	$(38,124)	$94,713

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	82,017	1,666	97,103	—	$180,786
Receivables, net	75,202	48,655	135,664	—	259,521
Inventories	77,708	42,822	90,081	—	210,611
Prepaid expenses	3,309	455	18,379	—	22,143
Refundable and deferred income taxes	26,306	7,120	8,935	—	42,361

Total current assets	264,542	100,718	350,162	—	715,422

Property, plant and equipment, at cost	408,411	94,139	172,896	—	675,446
Less accumulated depreciation and amortization	257,632	44,272	90,454	—	392,358

Net property, plant and equipment	150,779	49,867	82,442	—	283,088

Goodwill	20,108	107,542	50,670	—	178,320
Other intangible assets	985	74,319	21,074	—	96,378
Investment in subsidiaries and intercompany accounts	672,135	73,905	(34,722)	(711,318)	—
Other assets	22,705	—	6,256	—	28,961

Total assets	1,131,254	406,351	475,882	(711,318)	1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	—	$44	—	$231
Notes payable to banks	—	13	11,887	—	11,900
Accounts payable	36,608	13,611	67,991	—	118,210
Accrued expenses	61,129	17,836	43,567	—	122,532
Dividends payable	3,944	—	—	—	3,944

Total current liabilities	101,868	31,460	123,489	—	256,817

Deferred income taxes	32,389	9,620	7,272	—	49,281
Long-term debt, excluding current installments	159,698	—	553	—	160,251
Other noncurrent liabilities	23,739	—	3,774	—	27,513
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	139,577	(321,119)	—
Retained earnings	811,650	169,480	158,724	(372,205)	767,398
Accumulated other comprehensive income	—	—	16,953	—	16,953
Treasury stock	(25,990)	—	—	—	(25,990)

Total Valmont Industries, Inc. shareholders' equity	813,560	365,271	318,748	(711,318)	786,261

Non controlling interest in consolidated subsidiaries	—	—	22,046	—	22,046

Total shareholders' equity	813,560	365,271	340,794	(711,318)	808,307

Total liabilities and shareholders' equity	$1,131,254	406,351	475,882	(711,318)	1,302,169

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$18,989	$1,503	$48,075	$—	$68,567
Receivables, net	114,510	61,625	151,485	—	327,620
Inventories	132,896	69,913	110,602	—	313,411
Prepaid expenses	3,362	639	9,820	—	13,821
Refundable and deferred income taxes	19,636	6,235	6,509	—	32,380

Total current assets	289,393	139,915	326,491	—	755,799

Property, plant and equipment, at cost	386,488	88,723	155,199	—	630,410
Less accumulated depreciation and amortization	243,153	38,903	79,034	—	361,090

Net property, plant and equipment	143,335	49,820	76,165	—	269,320

Goodwill	20,108	107,542	47,641	—	175,291
Other intangible assets	1,147	80,329	23,030	—	104,506
Investment in subsidiaries and intercompany accounts	679,653	2,722	(56,869)	(625,506)	—
Other assets	17,584	—	3,788	—	21,372

Total assets	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$852	$16	$36	—	$904
Notes payable to banks	—	13	19,539	—	19,552
Accounts payable	52,891	19,812	64,165	—	138,868
Accrued expenses	62,958	13,175	43,725	—	119,858
Dividends payable	3,402	—	—	—	3,402

Total current liabilities	120,103	33,016	127,465	—	280,584

Deferred income taxes	14,558	22,642	7,924	—	45,124
Long-term debt, excluding current installments	335,537	23	1,568	—	337,128
Other noncurrent liabilities	19,524	—	2,952	—	22,476
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	14,248	3,494	(17,742)	27,900
Additional paid-in capital	—	181,542	139,577	(321,119)	—
Retained earnings	661,088	128,857	120,954	(286,645)	624,254
Accumulated other comprehensive income	—	—	(533)	—	(533)
Treasury stock	(27,490)	—	—	—	(27,490)

Total Valmont Industries, Inc. shareholders' equity	661,498	324,647	263,492	(625,506)	624,131

Non controlling interest in consolidated subsidiaries	—	—	16,845	—	16,845

Total shareholders' equity	661,498	324,647	280,337	(625,506)	640,976

Total liabilities and shareholders' equity	$1,151,220	$380,328	$420,246	$(625,506)	$1,326,288

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$58,344	$464	$47,724	$—	$106,532
Receivables, net	101,637	34,141	118,694	—	254,472
Inventories	87,887	50,248	81,858	—	219,993
Prepaid expenses	4,636	474	12,624	—	17,734
Refundable and deferred income taxes	13,407	3,351	6,108	—	22,866

Total current assets	265,911	88,678	267,008	—	621,597

Property, plant and equipment, at cost	359,003	79,631	143,381	—	582,015
Less accumulated depreciation and amortization	231,838	34,535	82,958	—	349,331

Net property, plant and equipment	127,165	45,096	60,423	—	232,684

Goodwill	20,108	73,375	22,649	—	116,132
Other intangible assets	670	50,533	7,140	—	58,343
Investment in subsidiaries and intercompany accounts	409,892	66,674	(18,986)	(457,580)	—
Other assets	19,137	—	4,720	—	23,857

Total assets	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$20,183	$32	$2,295	$—	$22,510
Notes payable to banks	—	—	15,005	—	15,005
Accounts payable	47,570	13,307	67,722	—	128,599
Accrued expenses	60,066	7,991	34,141	—	102,198
Dividends payable	2,724	—	—	—	2,724

Total current liabilities	130,543	21,330	119,163	—	271,036

Deferred income taxes	10,566	20,778	4,203	—	35,547
Long-term debt, excluding current installments	185,274	6	15,458	—	200,738
Other noncurrent liabilities	20,504	—	3,802	—	24,306
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,492	(17,741)	27,900
Additional paid-in capital	—	159,082	67,055	(226,137)	—
Retained earnings	498,767	108,911	102,412	(213,702)	496,388
Accumulated other comprehensive income	—	—	16,996	—	16,696
Treasury stock	(30,671)	—	—	—	(30,671)
Total Valmont Industries, Inc. shareholders' equity	495,996	282,242	189,955	(457,580)	510,613

Non controlling interest in consolidated subsidiaries	—	—	10,373	—	10,373

Total shareholders' equity	495,996	282,242	200,328	(457,580)	520,986

Total liabilities and shareholders' equity	$842,883	$324,356	$342,954	$(457,580)	$1,052,613

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$153,941	$40,623	$51,696	$(92,319)	$153,941
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,005	12,666	13,077	—	44,748
Stock-based compensation	6,586	—	—	—	6,586
(Gain)/loss on sale of property, plant and equipment	90	416	676	—	1,182
Equity in (earnings)/losses of nonconsolidated subsidiaries	(656)	—	(95)	—	(751)
Deferred income taxes	8,338	1,657	(2,620)	—	7,375
Other adjustments	—	—	(238)	—	(238)
Payment of deferred compensation	(267)	—	—	—	(267)
Changes in assets and liabilities, before acquisitions:
Receivables	38,348	12,971	22,863	—	74,182
Inventories	55,187	27,091	24,967	—	107,245
Prepaid expenses	53	185	(7,506)	—	(7,268)
Accounts payable	(15,070)	(6,202)	1,554	—	(19,718)
Accrued expenses	(1,394)	4,662	(6,288)	—	(3,020)
Other noncurrent liabilities	(1,523)	—	823	—	(700)
Income taxes payable	1,612	(15,566)	177	—	(13,777)

Net cash flows from operations	264,250	78,503	99,086	(92,319)	349,520

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,818)	(7,671)	(11,640)		(44,129)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
			—	—	—
Proceeds from sale of property, plant and equipment	367	553	411	—	1,331
Other, net	11,557	(71,183)	58,829	—	(797)

Net cash flows from investing activities	(12,894)	(78,301)	47,600	—	(43,595)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(7,652)	—	(7,652)
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(176,504)	(38)	(11,427)	—	(187,969)
Dividends paid	(14,695)	—	—	—	(14,695)
Dividends to minority interests	—	—	(956)	—	(956)
Proceeds from exercises under stock plans	4,942	—	—	—	4,942
Excess tax benefits from stock option exercises	2,665	—	—	—	2,665
Purchase of treasury shares	(669)	—	—	—	(669)
Purchase of common treasury shares:
Stock plan exercises	(4,067)	—	—	—	(4,067)

Net cash flows from financing activities	(188,328)	(38)	(10,034)	—	(198,400)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,694	—	4,694

Net change in cash and cash equivalents	63,028	163	141,347	(92,319)	112,219

Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of year	82,017	1,666	97,103	(92,319)	180,786

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 27, 2008

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$132,725	$19,946	$47,864	$(64,315)	$136,220
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,152	11,209	11,236	—	39,597
Stock-based compensation	4,736	—	—	—	4,736
(Gain)/loss on sale of property, plant and equipment	90	41	(434)	—	(303)
Equity in (earnings)/losses of nonconsolidated subsidiaries	(875)	—	(39)	—	(914)
Deferred income taxes	(2,236)	(1,020)	(1,246)	—	(4,502)
Other adjustments	(1)	—	2,868	—	2,867
Payment of Deferred Compensation	(1,260)	—	—	—	(1,260)
Changes in assets and liabilities, before acquisitions:
Receivables	(12,873)	(16,817)	(29,897)	—	(59,587)
Inventories	(45,008)	(11,222)	(27,178)	—	(83,408)
Prepaid expenses	1,274	89	2,581	—	3,944
Accounts payable	8,032	3,206	(1,249)	—	9,989
Accrued expenses	3,267	2,697	2,460	—	8,424
Other noncurrent liabilities	(1,098)	—	15	—	(1,083)
Income taxes payable	(1,006)	—	(1,139)	—	(2,145)

Net cash flows from operations	102,919	8,129	5,842	(64,315)	52,575

Cash flows from investing activities:
Purchase of property, plant and equipment	(32,431)	(4,213)	(14,235)	—	(50,879)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	(849)	(89,284)	(56,580)	—	(146,713)
Dividends to minority interests	—	—	(538)	—	(538)
Proceeds from sale of property, plant and equipment	1,408	65	2,356	—	3,829
Other, net	(235,494)	86,454	84,411	64,315	(314)

Net cash flows from investing activities	(267,366)	(6,978)	15,414	64,315	(194,615)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	12	1,700	—	1,712
Proceeds from long-term borrowings	188,000	(15)	908	—	188,893
Principal payments on long-term obligations	(57,068)	(109)	(18,297)	—	(75,474)
Dividends paid	(12,251)	—	—	—	(12,251)
Proceeds from exercises under stock plans	7,519	—	—	—	7,519
Excess tax benefits from stock option exercises	7,385	—	—	—	7,385
Sale of treasury shares	11	—	—	—	11
Purchase of common treasury shares:
Stock plan exercises	(8,504)	—	—	—	(8,504)

Net cash flows from financing activities	162,207	29,553	47,279	(129,748)	109,291

Effect of exchange rate changes on cash and cash equivalents	—	—	(5,216)	—	(5,216)

Net change in cash and cash equivalents	(39,355)	1,039	351	—	(37,965)
Cash and cash equivalents—beginning of year	58,344	464	47,724	—	106,532

Cash and cash equivalents—end of year	$18,989	$1,503	$48,075	$—	$68,567

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 26, 2009

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 29, 2007

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$95,873	$11,137	$27,949	$(38,124)	$96,835
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,569	8,852	8,755	—	35,176
Stock-based compensation	3,913	—	—	—	3,913
(Gain)/loss on sale of property, plant and equipment	137	757	177	—	1,071
Equity in (earnings)/losses of nonconsolidated subsidiaries	(437)	—	(249)	—	(686)
Deferred income taxes	(667)	(446)	(507)	—	(1,620)
Other adjustments	—	—	1,024	—	1,024
Payment of Deferred Compensation	(9,186)		—	—	(9,186)
Changes in assets and liabilities, before acquisitions:
Receivables	(13,342)	(1,305)	(17,017)	(48)	(31,712)
Inventories	(3,814)	(678)	(9,152)	—	(13,644)
Prepaid expenses	(1,207)	(52)	(6,037)	—	(7,296)
Accounts payable	2,093	(90)	14,622	—	16,625
Accrued expenses	12,829	1,442	5,254	48	19,573
Other noncurrent liabilities	(1,730)	—	1,957	—	227
Income taxes payable	1,507	—	(1,558)	—	(51)

Net cash flows from operations	103,538	19,617	25,218	(38,124)	110,249

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,430)	(5,481)	(15,699)	—	(56,610)
Investment in nonconsolidated subsidiary	—	—	—	—	—
Acquisitions, net of cash acquired	—	(6,476)	(16,161)	—	(22,637)
Dividends to minority interests	—	—	(807)	—	(807)
Proceeds from sale of property, plant and equipment	9,808	43	256	—	10,107
Other, net	(31,007)	(10,172)	1,962	38,124	(1,093)

Net cash flows from investing activities	(56,629)	(22,086)	(30,449)	38,124	(71,040)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,739	—	1,739
Proceeds from long-term borrowings	—	—	12,404	—	12,404
Principal payments on long-term obligations	(11,626)	(29)	(321)	—	(11,976)
Dividends paid	(10,305)	—	—	—	(10,305)
Proceeds from exercises under stock plans	8,321	—	—	—	8,321
Excess tax benefits from stock option exercises	7,769	—	—	—	7,769
Sale of treasury shares	1,725	—	—	—	1,725
Purchase of common treasury shares:
Stock plan exercises	(9,887)	—	—	—	(9,887)

Net cash flows from financing activities	(14,003)	(29)	13,822	—	(210)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,029	—	4,029

Net change in cash and cash equivalents	32,906	(2,498)	12,620	—	43,028
Cash and cash equivalents—beginning of year	$25,438	$2,962	$35,104	$—	$63,504

*****

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2009
First	$455,154	$128,316	$35,864	$1.38	$1.37	$66.87	$38.45	$0.13
Second	498,810	144,681	44,230	1.70	1.69	69.17	50.05	0.15
Third	434,010	136,358	40,474	1.56	1.53	89.30	62.02	0.15
Fourth	398,627	122,659	29,994	1.15	1.14	89.05	70.67	0.15

Year	$1,786,601	$532,014	$150,562	$5.80	$5.73	89.30	38.45	$0.58

2008
First	$422,286	$115,808	$29,699	$1.16	$1.13	$99.13	$72.40	$0.105
Second	497,129	137,203	37,264	1.44	1.41	120.93	87.00	0.130
Third	494,801	134,999	36,984	1.43	1.40	113.79	82.94	0.130
Fourth	493,062	122,474	28,450	1.10	1.09	85.10	37.47	0.130

Year	$1,907,278	$510,484	$132,397	$5.13	$5.04	$120.93	$37.47	$0.495

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 26, 2009.

        The effectiveness of the Company's internal control over financial reporting as of December 26, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2009 of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's retrospective adoption of the guidance related to noncontrolling interests in consolidated financial statements effective December 28, 2008.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 23, 2010

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 26, 2009. The Company was added to these indexes in 2009 by Standard & Poor's. The Company was previously included in the S&P Small Cap 600 Index and the S&P 600 Industrial Machinery Index. Comparisons are also provided below to these indexes. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2009", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)    Financial Statements and Schedules.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

        The following financial statement schedule of the Company is included herein:

SCHEDULE II—Valuation and Qualifying Accounts	90

        All other schedules have been omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes. Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.

(a)(3)    Exhibits.

        Index to Exhibits, Page 92

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 26, 2009
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,269	932	296	5,905
Allowance for deferred income tax asset valuation	8,753	(4,224)	—	4,529
Fifty-two weeks ended December 27, 2008
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,990	533	1,254	$5,269
Allowance for deferred income tax asset valuation	7,386	1,367	—	8,753
Fifty-two weeks ended December 29, 2007
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,952	1,141	1,103	$5,990
Allowance for deferred income tax asset valuation	3,844	3,542	—	7,386

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2010.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	02/23/10
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	02/23/10
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	02/23/10
Walter Scott, Jr.* Thomas F. Madison* Glen A. Barton* Daniel P. Neary*	Kenneth E. Stinson* Stephen R. Lewis, Jr.* K.R. (Kaj) den Daas* Clark (Sandy) Randt*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 23rd day of February, 2010. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report of Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and is incorporated herein by this reference.
Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2007, and is incorporated herein by this reference.
Exhibit 4.1	—
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
Exhibit 4.2*	—	Indenture relating to senior subordinated debt dated as of May 4, 2004.
Exhibit 10.1*	—	The Company's 1996 Stock Plan.
Exhibit 10.2*	—	The Company's 1999 Stock Plan, as amended.
Exhibit 10.3	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006 and is incorporated herein by reference.
Exhibit 10.4*	—	Amendment No. 1 to Valmont 2002 Stock Plan.
Exhibit 10.5	—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.
Exhibit 10.6	—	Form of Stock Option Agreement. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 10.7	—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 27, 2008 and is incorporated herein by reference.
Exhibit 10.8	—	Form of Restricted Stock Unit Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 10.9	—
Form of Director Stock Option Agreement. This document was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 27, 2007 and is incorporated herein by reference.
Exhibit 10.10	—
The 2006 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.
Exhibit 10.11	—	The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.

Exhibit 10.12	—	Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2009", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2010.
Exhibit 10.13	—
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