Form 10-Q
period 2010-03-27
VALMONT INDUSTRIES INC
filed 2010-04-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
Or
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

26,324,409

Outstanding shares of common stock as of April 21, 2010

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
Net sales	$367,402	$455,154
Cost of sales	266,672	326,838

Gross profit	100,730	128,316
Selling, general and administrative expenses	69,080	69,997

Operating income	31,650	58,319

Other income (expenses):
Interest expense	(5,962)	(4,284)
Interest income	356	332
Other	(77)	(1,798)

	(5,683)	(5,750)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	25,967	52,569

Income tax expense:
Current	6,706	12,300
Deferred	2,740	4,955

	9,446	17,255

Earnings before equity in earnings of nonconsolidated subsidiaries	16,521	35,314
Equity in earnings of nonconsolidated subsidiaries	114	566

Net earnings	16,635	35,880

Less: Earnings attributable to noncontrolling interests	(172)	(16)

Net earnings attributable to Valmont Industries, Inc.	$16,463	$35,864

Earnings per share attributable to Valmont Industries, Inc.—Basic	$0.63	$1.38

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$0.62	$1.37

Cash dividends per share	$0.15	$0.13

Weighted average number of shares of common stock outstanding— Basic (000 omitted)	26,031	25,902

Weighted average number of shares of common stock outstanding— Diluted (000 omitted)	26,419	26,225

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 27, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,987	$180,786
Restricted cash	264,000	—
Receivables, net	256,672	259,521
Inventories	211,679	210,611
Prepaid expenses	20,333	22,143
Refundable and deferred income taxes	38,104	42,361

Total current assets	900,775	715,422

Property, plant and equipment, at cost	671,460	675,446
Less accumulated depreciation and amortization	394,832	392,358

Net property, plant and equipment	276,628	283,088

Goodwill	177,443	178,320
Other intangible assets, net	93,914	96,378
Other assets	29,019	28,961

Total assets	$1,477,779	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$281	$231
Notes payable to banks	10,442	11,900
Accounts payable	114,319	118,210
Accrued employee compensation and benefits	48,402	66,611
Accrued expenses	57,607	55,921
Dividends payable	3,947	3,944

Total current liabilities	234,998	256,817

Deferred income taxes	49,577	49,281
Long-term debt, excluding current installments	351,127	160,251
Other noncurrent liabilities	29,061	27,513
Shareholders' equity:
Preferred stock
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	780,414	767,398
Accumulated other comprehensive income	10,338	16,953
Treasury stock	(25,776)	(25,990)

Total Valmont Industries, Inc. shareholders' equity	792,876	786,261

Noncontrolling interest in consolidated subsidiaries	20,140	22,046

Total shareholders'equity	813,016	808,307

Total liabilities and shareholders' equity	$1,477,779	$1,302,169

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
Cash flows from operations:
Net earnings	$16,635	$35,880
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	11,209	10,835
Stock-based compensation	1,599	1,499
Loss on sales of property, plant and equipment	64	121
Equity in earnings of nonconsolidated subsidiaries	(114)	(566)
Deferred income taxes	2,740	4,955
Other	20	709
Changes in assets and liabilities, before acquisitions:
Receivables	(345)	4.341
Inventories	(2,796)	(5,596)
Prepaid expenses	1,463	(1,167)
Accounts payable	(2,131)	(902)
Accrued expenses	(10,748)	(16,672)
Other noncurrent liabilities	(160)	1,515
Income taxes payable/refundable	1,832	2,526

Net cash flows from operations	19,268	37,478

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,555)	(14,042)
Proceeds from sale of assets	96	22
Acquisitions	(7,460)	—
Cash restricted for acquisitions	(264,000)	—
Dividends to noncontrolling interests	(295)	(195)
Other, net	2,547	(2,263)

Net cash flows from investing activities	(273,667)	(16,478)

Cash flows from financing activities:
Net payments under short-term agreements	(1,458)	(5,709)
Proceeds from long-term borrowings	191,000	72
Principal payments on long-term obligations	(39)	(6,313)
Dividends paid	(3,944)	(3,402)
Proceeds from exercises under stock plans	1,803	1,394
Excess tax benefits from stock option exercises	1,010	855
Purchase of treasury shares	(877)	—
Purchase of common treasury shares—stock plan exercises	(1,595)	(140)

Net cash flows from financing activities	185,900	(13,243)

Effect of exchange rate changes on cash and cash equivalents	(2,300)	(502)

Net change in cash and cash equivalents	(70,799)	7,255
Cash and cash equivalents—beginning of year	180,786	68,567

Cash and cash equivalents—end of period	$109,987	$75,822

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Comprehensive income:
Net earnings	—	—	35,864	—	—	16	35,880
Currency translation adjustment	—	—	—	(2,572)	—	(590)	(3,162)

Total comprehensive income	—	—	—	—	—	—	32,718
Cash dividends ($0.13 per share)	—	—	(3,412)	—	—	—	(3,412)
Dividends to noncontrolling interests	—	—	—	—	—	(195)	(195)
Acquisitions	—	—	—	—	—
Stock plan exercises; 2,747 shares purchased	—	—	—	—	(140)	—	(140)
Stock options exercised; 67,849 shares issued	—	(2,354)	2,613	—	610	—	869
Tax benefit from exercise of stock options	—	855	—	—	—	—	855
Stock option expense		1,020	—	—	—	—	1,020
Stock awards; 9,746 shares issued	—	479	—	—	436	—	915

Balance at March 28, 2009	$27,900	$—	$659,319	$(3,105)	$(26,584)	$16,076	$673,606

Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:
Net earnings	—	—	16,463	—	—	172	16,635
Currency translation adjustment	—	—	—	(6,615)	—	(263)	(6,878)

Total comprehensive income	—	—	—	—	—	—	9,757
Cash dividends ($0.15 per share)	—	—	(3,947)	—	—	—	(3,947)
Dividends to noncontrolling interests	—	—	—	—	—	(295)	(295)
Purchase of noncontrolling interest	—	(1,875)	—	—	—	(1,520)	(3,395)
Purchase of 12,351 treasury shares	—	—	—	—	(877)	—	(877)
Stock plan exercises; 44,088 shares issued	—	(733)	500	—	2,036	—	1,803
Stock plan exercises; 22,317 shares purchased	—	—	—	—	(1,595)	—	(1,595)
Tax benefit from exercise of stock options	—	1,010	—	—	—	—	1,010
Stock option expense	—	1,228	—	—	—	—	1,228
Stock awards; 9,088 shares issued	—	370	—	—	650	—	1,020

Balance at March 27, 2010	$27,900	$—	$780,414	$10,338	$(25,776)	$20,140	$813,016

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 27, 2010, the Condensed Consolidated Statements of Operations for the thirteen week periods ended March 27, 2010 and March 28, 2009, the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 27, 2010 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2009. The results of operations for the period ended March 27, 2010 are not necessarily indicative of the operating results for the full year.

  Subsequent Events

        On April 8, 2010, the Company issued $300.0 million of senior unsecured notes at a coupon interest rate of 6.625% per annum. The proceeds of the notes offering are to be used for the Delta acquisition. In the event that the Delta acquisition is not completed, the proceeds of the notes offering will be used for general corporate purposes, including debt repayment.

  Restricted Cash

        At March 27, 2010, the Company had $264,000 of restricted cash on deposit related the proposed acquisition of ordinary shares of Delta plc (Delta). If the proposed acquisition is completed, the restriction will be removed and the cash used as part of the funding of the acquisition. If the acquisition is not completed, the restriction will be removed and the cash will be available to the Company for general corporate purposes.

  Inventories

        At March 27, 2010, approximately 46.5% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $43,000 and $39,500 at March 27, 2010 and December 26, 2009, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

        Inventories consisted of the following:

	March 27, 2010	December 26, 2009
Raw materials and purchased parts	$113,752	$112,911
Work-in-process	20,484	20,217
Finished goods and manufactured goods	120,458	117,032

Subtotal	254,694	250,160
LIFO reserve	43,015	39,549

Net inventory	$211,679	$210,611

  Long-term debt

        At March 27, 2010, the Company had $191.0 in outstanding borrowings under its revolving credit agreement, at a weighted average annual interest rate of 1.33%, not including facility fees. These outstanding borrowings were associated with the funding requirements related to the proposed Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit the Company's additional borrowing capability under the agreement. At March 27, 2010, the Company had the ability to borrow an additional $64 million under this facility. Subsequent to the issuance of $300 million in senior unsecured notes in April 2010, borrowings under the revolving credit agreement were reduced to $85.0 million.

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 27, 2010, 1,130,445 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $1,228 and $1,020 of compensation expense (included in selling, general and administrative expenses) in the quarters ended March 27, 2010 and March 28, 2009, respectively, related to stock options. The associated tax benefits recorded were $472 and $393, respectively.

  Fair Value

        The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements ("ASC 820") which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

		Fair Value Measurement Using:
	Carrying Value March 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$17,361	$17,361	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,653	$15,653	$—	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

  Recently Issued Accounting Pronouncements

        In fiscal 2010, the Company implemented the provisions of updated ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets. The update to ASC 860 eliminated the qualifying special purpose entity ("QSPE") concept, established conditions for reporting a transfer of a portion of a financial asset as a sale, clarified the financial-asset derecognition criteria, revised how interests retained by the transferor in a sale of financial assets initially are measured, and removed the guaranteed mortgage securitization recharacterization provisions. The implementation of this new accounting guidance had no impact on the Company's condensed consolidated financial statements for the fiscal period ended March 27, 2010.

2. Proposed Acquisition of Delta plc

        On March 10, 2010, the Company commenced a cash offer for all of the issued and to be issued ordinary share capital of Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The offer is 185 pence in cash for each Delta share, valuing the entire existing ordinary share capital of Delta at approximately £284.5 million, or approximately $439.0 million based on an average exchange rate of $1.543 / £. To manage the foreign exchange risk associated with the offer, the Company executed a forward foreign exchange contract with a multinational bank, whereby, if the acquisition is completed, the required British pound sterling would be delivered to the Company at a fixed exchange rate of $1.543/£ to complete the acquisition. If the acquisition is not completed, the contract will be terminated at no cost to the Company. Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials. The Company intends to finance the offer with the net proceeds from an April 2010 sale of $300 million of senior notes at an interest rate of 6.625% per annum and alternative funding sources, including the Company's existing borrowing arrangements. The transaction is subject to the satisfaction of customary closing conditions, including Delta shareholder acceptance. If the closing conditions are satisfied, the Company expects to close the transaction in the second quarter.

        In the first quarter of 2010, certain expenses were incurred that were associated with the proposed Delta acquisition. These expenses included:

  •
  SG&A expenses of $2.2 million related to acquisition costs, including costs associated with our review of Delta's operations and financial statements. These costs, under applicable accounting standards, are required to be recorded as expenses as incurred.

  •
  Interest expenses aggregating $2.8 million related to fees and expenses to establish the bridge loan and borrowing costs incurred in relation to the $181 million borrowed under our revolving credit agreement.

        The after-tax impact of these expenses on the Company net earnings for the quarter ended March 27, 2010 was approximately $3.4 million.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of 2009. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Condensed Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at March 27, 2010 and December 26, 2009 were as follows:

	As of March 27, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$96,925	$29,332	14 years
Proprietary Software & Database	2,627	2,469	6 years
Patents & Proprietary Technology	3,464	1,338	13 years
Non-compete Agreements	1,680	877	6 years

	$104,696	$34,016

	As of December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,289	$27,559	14 years
Proprietary Software & Database	2,627	2,434	6 years
Patents & Proprietary Technology	3,466	1,257	13 years
Non-compete Agreements	1,704	823	6 years

	$105,086	$32,073

        Amortization expense for intangible assets during the first quarter of 2010 and 2009 was $2,040 and $2,045, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2010	$8,084
2011	7,820
2012	7,772
2013	6,876
2014	6,452

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 27, 2010 and December 26, 2009 were as follows:

	March 27, 2010	December 26, 2009
PiRod	$4,750	$4,750
Newmark	11,111	11,111
Tehomet	1,254	1,347
West Coast	2,410	2,356
Site Pro	1,800	1,800
Stainton	1,266	1,358
Other	643	643

	$23,234	$23,365

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

  Goodwill

        The carrying amount of goodwill as of March 27, 2010 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$178,320
Foreign currency translation	(877)	—	—	—	(877)

Balance March 27, 2010	$54,461	$77,141	$43,777	$2,064	$177,443

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

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 27, 2010	March 28, 2009
Interest	$2,856	$2,120
Income taxes	3,833	9,889

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 27, 2010:
Net earnings attributable to Valmont Industries, Inc.	$16,463	—	$16,463
Shares outstanding	26,031	388	26,419
Per share amount	$0.63	$(0.01)	$0.62
Thirteen weeks ended March 28, 2009:
Net earnings attributable to Valmont Industries, Inc.	$35,864	—	$35,864
Shares outstanding	25,902	323	26,225
Per share amount	$1.38	$(0.01)	$1.37

        At March 27, 2010 there were 44,767 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen weeks ended March 27, 2010. At March 28, 2009 there were 641,370 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen weeks ended March 28, 2009.

6. Business Segments

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Business Segments (Continued)

        Reportable segments are as follows:

        ENGINEERED SUPPORT STRUCTURES:    This segment consists of the manufacture of engineered metal structures and components for the lighting and traffic and wireless communication industries worldwide and for other specialty applications;

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

        In the fourth quarter of 2009, the Company reorganized its management structure and redefined its Utility segment to include Utility support structure activities on a global basis. Previously, sales of utility support structures outside of North America were reported as part of the ESS segment. This management structure change should help the Company better serve the global utility support structure market. Information presented for 2009 has been reclassified to conform to the 2010 presentation.

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

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$88,111	$103,103
Communication Structures	18,895	32,933

Engineered Support Structures segment	107,006	136,036
Utility Support Structures segment:
Steel	99,073	148,572
Concrete	14,155	35,388

Utility Support Structures segment	113,228	183,960
Coatings segment	27,930	30,012
Irrigation segment	108,639	103,062
Other	22,289	19,321

Total	379,092	472,391
Intersegment Sales:
Engineered Support Structures	1,102	5,677
Utility Support Structures	299	558
Coatings	5,764	6,143
Irrigation	3	5
Other	4,522	4,854

Total	11,690	17,237
Net Sales:
Engineered Support Structures segment	105,904	130,359
Utility Support Structures segment	112,929	183,402
Coatings segment	22,166	23,869
Irrigation segment	108,636	103,057
Other	17,767	14,467

Total	$367,402	$455,154

Operating Income (Loss):
Engineered Support Structures segment	$2,611	$6,422
Utility Support Structures segment	14,706	40,475
Coatings segment	4,532	5,991
Irrigation segment	15,398	11,970
Other	4,264	3,603
Net corporate expense	(9,861)	(10,142)

Total	$31,650	$58,319

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 27, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$199,088	$64,464	$131,492	$(27,642)	$367,402
Cost of sales	147,273	48,929	98,543	(28,073)	266,672

Gross profit	51,815	15,535	32,949	431	100,730
Selling, general and administrative expenses	35,692	11,433	21,955	—	69,080

Operating income	16,123	4,102	10,994	431	31,650

Other income (expenses):
Interest expense	(5,754)	—	(208)	—	(5,962)
Interest income	11	—	345	—	356
Other	158	25	(260)	—	(77)

	(5,585)	25	(123)	—	(5,683)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	10,538	4,127	10,871	431	25,967

Income tax expense (benefit):
Current	2,803	1,594	2,309	—	6,706
Deferred	1,585	(29)	1,184	—	2,740

	4,388	1,565	3,493	—	9,446

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	6,150	2,562	7,378	431	16,521
Equity in earnings/(losses) of nonconsolidated subsidiaries	10,313	—	—	(10,199)	114

Net Earnings	16,463	2,562	7,378	(9,768)	16,635
Less: Earnings attributable to noncontrolling interests	—	—	(172)	—	(172)

Net Earnings attributable to Valmont Industries, Inc.	$16,463	$2,562	$7,206	$(9,768)	$16,463

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 28, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$253,559	$120,670	$124,749	$(43,824)	$455,154
Cost of sales	185,751	91,433	94,655	(45,001)	326,838

Gross profit	67,808	29,237	30,094	1,177	128,316
Selling, general and administrative expenses	37,770	14,037	18,190	—	69,997

Operating income	30,038	15,200	11,904	1,177	58,319

Other income (expenses):
Interest expense	(3,963)	(7)	(314)	—	(4,284)
Interest income	7	1	324	—	332
Other	(152)	63	(1,709)	—	(1,798)

	(4,108)	57	(1,699)	—	(5,750)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	25,930	15,257	10,205	1,177	52,569

Income tax expense (benefit):
Current	5,403	5,764	1,133	—	12,300
Deferred	3,631	(121)	1,445	—	4,955

	9,034	5,643	2,578	—	17,255

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	16,896	9,614	7,627	1,177	35,314
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,791	—	—	(17,225)	566

Net Earnings	34,687	9,614	7,627	(16,048)	35,880
Less: Earnings attributable to noncontrolling interests	—	—	(16)	—	(16)

Net Earnings attributable to Valmont Industries, Inc.	$34,687	$9,614	$7,611	$(16,048)	$35,864

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 27, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,205	$717	$94,065	—	$109,987
Restricted cash	264,000	—	—	—	264,000
Receivables, net	88,059	40,221	128,392	—	256,672
Inventories	78,222	39,622	93,835	—	211,679
Prepaid expenses	3,551	511	16,271	—	20,333
Refundable and deferred income taxes	22,640	7,400	8,064	—	38,104

Total current assets	471,677	88,471	340,627	—	900,775

Property, plant and equipment, at cost	409,955	94,134	167,371	—	671,460
Less accumulated depreciation and amortization	261,344	45,905	87,583	—	394,832

Net property, plant and equipment	148,611	48,229	79,788	—	276,628

Goodwill	20,108	107,542	49,793	—	177,443
Other intangible assets	944	72,817	20,153	—	93,914
Investment in subsidiaries and intercompany accounts	670,234	81,900	(25,306)	(726,828)	—
Other assets	24,407	—	4,612	—	29,019

Total assets	$1,335,981	$398,959	$469,667	$(726,828)	$1,477,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	—	$94	—	$281
Notes payable to banks	—	10	10,432	—	10,442
Accounts payable	38,036	10,964	65,319	—	114,319
Accrued expenses	55,409	10,282	40,318	—	106,009
Dividends payable	3,947	—	—	—	3,947

Total current liabilities	97,579	21,256	116,163	—	234,998

Deferred income taxes	32,160	9,870	7,547	—	49,577
Long-term debt, excluding current installments	350,698	—	429	—	351,127
Other noncurrent liabilities	25,547	—	3,514	—	29,061
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	141,766	(323,308)	—
Retained earnings	827,873	172,042	165,854	(385,355)	780,414
Accumulated other comprehensive income	—	—	10,338	—	10,338
Treasury stock	(25,776)	—	—	—	(25,776)

Total Valmont Industries, Inc. shareholders' equity	829,997	367,833	472,688	(726,406)	792,876

Noncontrolling interest in consolidated subsidiaries	—	—	20,562	(422)	20,140

Total shareholders' equity	829,997	367,833	493,250	(726,828)	813,016

Total liabilities and shareholders' equity	$1,335,981	$398,959	$469,667	$(726,828)	$1,477,779

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$82,017	$1,666	$97,103	—	$180,786
Receivables, net	75,202	48,655	135,664	—	259,521
Inventories	77,708	42,822	90,081	—	210,611
Prepaid expenses	3,309	455	18,379	—	22,143
Refundable and deferred income taxes	26,306	7,120	8,935	—	42,361

Total current assets	264,542	100,718	350,162	—	715,422

Property, plant and equipment, at cost	408,411	94,139	172,896	—	675,446
Less accumulated depreciation and amortization	257,632	44,272	90,454	—	392,358

Net property, plant and equipment	150,779	49,867	82,442	—	283,088

Goodwill	20,108	107,542	50,670	—	178,320
Other intangible assets	985	74,319	21,074	—	96,378
Investment in subsidiaries and intercompany accounts	672,135	73,905	(34,722)	(711,318)	—
Other assets	22,705	—	6,256	—	28,961

Total assets	1,131,254	406,351	475,882	(711,318)	1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	—	$44	—	$231
Notes payable to banks	—	13	11,887	—	11,900
Accounts payable	36,608	13,611	67,991	—	118,210
Accrued expenses	61,129	17,836	43,567	—	122,532
Dividends payable	3,944	—	—	—	3,944

Total current liabilities	101,868	31,460	123,489	—	256,817

Deferred income taxes	32,389	9,620	7,272	—	49,281
Long-term debt, excluding current installments	159,698	—	553	—	160,251
Other noncurrent liabilities	23,739	—	3,774	—	27,513
Commitments and contingencies	—	—	—	—	—
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	139,577	(321,119)	—
Retained earnings	811,650	169,480	158,724	(372,205)	767,398
Accumulated other comprehensive income	—	—	16,953	—	16,953
Treasury stock	(25,990)	—	—	—	(25,990)

Total Valmont Industries, Inc shareholders' equity	813,560	365,271	318,748	(711,318)	786,261

Noncontrolling interest in consolidated subsidiaries	—	—	22,046	—	22,046

Total shareholders' equity	813,560	365,271	340,794	(711,318)	808,307

Total liabilities and shareholders' equity	$1,131,254	$406,351	$475,882	$(711,318)	$1,302,169

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 27, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$16,635	$2,562	$7,550	$(10,112)	$16,635
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	4,988	3,183	3,038	—	11,209
Stock-based compensation	1,599	—	—	—	1,599
Loss on sales of property, plant and equipment	8	—	56	—	64
Equity in losses of nonconsolidated subsidiaries	(114)	—	—	—	(114)
Deferred income taxes	1,585	(29)	1,184	—	2,740
Other adjustments	—	—	20	—	20
Changes in assets and liabilities:
Receivables	(12,826)	8,433	4,048	—	(345)
Inventories	(514)	3,200	(5,482)	—	(2,796)
Prepaid expenses	(243)	(55)	1,761	—	1,463
Accounts payable	1,429	(2,647)	(913)	—	(2,131)
Accrued expenses	(5,071)	(7,554)	1,877	—	(10,748)
Other noncurrent liabilities	111	—	(271)	—	(160)
Income taxes payable/refundable	1,851	—	(19)	—	1,832

Net cash flows from operations	9,438	7,093	12,849	(10,112)	19,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,605)	(48)	(1,902)	—	(4,555)
Proceeds from sale of property and equipment	—	3	93	—	96
Acquisitions, net of cash acquired	—	—	(7,460)	—	(7,460)
Cash restricted for acquisitions	(264,000)	—	—	—	(264,000)
Dividends to minority interests	—	—	(295)	—	(295)
Other, net	2,958	(7,997)	(2,526)	10,112	2,547

Net cash flows from investing activities	(263,647)	(8,042)	(12,090)	10,112	(273,667)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(1,458)	—	(1,458)
Proceeds from long-term borrowings	191,000	—	—	—	191,000
Principal payments on long-term obligations	—	—	(39)	—	(39)
Dividends paid	(3,944)	—	—	—	(3,944)
Proceeds from exercises under stock plans	1,803	—	—	—	1,803
Excess tax benefits from stock option exercises	1,010	—	—	—	1,010
Purchase of treasury shares	(877)	—	—	—	(877)
Purchase of common treasury shares—stock plan exercises	(1,595)	—	—	—	(1,595)

Net cash flows from financing activities	187,397	—	(1,497)	—	185,900

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,300)	—	(2,300)

Net change in cash and cash equivalents	(66,812)	(949)	(3,038)	—	(70,799)
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	$15,205	$717	$94,065	$—	$109,987

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 28, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$34,687	$9,614	$7,627	$(16,048)	$35,880
Adjustments to reconcile net earnings to
net cash flow from operations:
Depreciation	4,528	3,153	3,154	—	10,835
Stock-based compensation	1,499	—	—	—	1,499
Loss on sales of property, plant and equipment	(3)	48	76	—	121
Equity in losses of nonconsolidated subsidiaries	(566)	—	—	—	(566)
Deferred income taxes	3,631	(121)	1,445	—	4,955
Other adjustments	(525)	—	1,234	—	709
Changes in assets and liabilities:
Receivables	(8,191)	(8,634)	21,166	—	4,341
Inventories	(7,852)	4,492	(2,236)	—	(5,596)
Prepaid expenses	(25)	(484)	(658)	—	(1,167)
Accounts payable	9,138	(3,703)	(6,337)	—	(902)
Accrued expenses	(10,853)	(4,032)	(1,787)	—	(16,672)
Other noncurrent liabilities	1,695	—	(180)	—	1,515
Income taxes payable/refundable	4,236	—	(1,710)	—	2,526

Net cash flows from operations	31,399	333	21,794	(16,048)	37,478

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,391)	(2,687)	(4,964)	—	(14,042)
Proceeds from sale of property and equipment	6	—	16	—	22
Dividends to minority interests	—	—	(195)	—	(195)
Other, net	(11,226)	2,380	(9,465)	16,048	(2,263)

Net cash flows from investing activities	(17,611)	(307)	(14,608)	16,048	(16,478)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(3)	(5,706)	—	(5,709)
Proceeds from long-term borrowings	—	3	69	—	72
Principal payments on long-term obligations	(6,175)	(9)	(129)	—	(6,313)
Dividends paid	(3,402)	—	—	—	(3,402)
Proceeds from exercises under stock plans	1,394	—	—	—	1,394
Excess tax benefits from stock option exercises	855	—	—	—	855
Purchase of common treasury shares	(140)	—	—	—	(140)

Net cash flows from financing activities	(7,468)	(9)	(5,766)	—	(13,243)

Effect of exchange rate changes on cash and cash equivalents	—	—	(502)	—	(502)

Net change in cash and cash equivalents	6,320	17	918	—	7,255
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$25,309	$1,520	$48,993	$—	$75,822

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

        This discussion should be read in conjunction with the financial statements and the notes thereto, and the management's discussion and analysis, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2009. We aggregate our businesses into four reportable segments. See Note 7 to the Condensed Consolidated Financial Statements.

        In the fourth quarter of 2009, we reorganized our Utility Support Structures reporting structure to include oversight of sales and operating income of utility structures on a world-wide basis. Accordingly, we have changed our segment reporting to match our internal reporting structure. Previously, sales and operating profit associated with utility support structure sales outside of North America were included in the Engineered Support Structures segment. Financial information for 2009 has been reclassified to conform to the 2010 presentation.

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 27, 2010	March 28, 2009	% Increase (Decrease)
Consolidated
Net sales	$367,402	$455,154	-19.3%
Gross profit	100,730	128,316	-21.5%
as a percent of sales	27.4%	28.2%
SG&A expense	69,080	69,997	-0.1%
as a percent of sales	18.8%	15.4%
Operating income	31,650	58,319	-45.7%
as a percent of sales	8.6%	12.8%
Net interest expense	5,606	3,952	41.9%
Effective tax rate	36.4%	32.8%
Net earnings attributable to Valmont Industries, Inc.	16,463	35,864	-54.1%
Earnings per share attributable to Valmont Industries, Inc—diluted	$0.62	$1.37	-54.7%
Engineered Support Structures segment
Net sales	$105,904	$130,359	-18.8%
Gross profit	27,904	31,884	-12.5%
SG&A expense	25,293	25,462	-0.7%
Operating income	2,611	6,422	-59.3%
Utility Support Structures segment
Net sales	$112,929	$183,402	-38.4%
Gross profit	30,474	56,993	-46.5%
SG&A expense	15,768	16,518	-4.5%
Operating income	14,706	40,475	-63.7%
Coatings segment
Net sales	$22,166	$23,869	-7.1%
Gross profit	7,657	9,479	-19.2%
SG&A expense	3,125	3,488	-10.4%
Operating income	4,532	5,991	-24.4%
Irrigation segment
Net sales	$108,636	$103,057	5.4%
Gross profit	28,377	24,216	17.2%
SG&A expense	12,979	12,246	6.0%
Operating income	15,398	11,970	28.6%
Other
Net sales	$17,767	$14,467	22.8%
Gross profit	6,186	5,727	8.0%
SG&A expense	1,922	2,124	-9.5%
Operating income	4,264	3,603	18.3%
Net Corporate expense
Gross profit	132	$17	NM
SG&A expense	9,993	10,159	-1.6%
Operating loss	(9,861)	(10,142)	-2.8%

NM
=    Not meaningful

  Overview

        On a consolidated basis, the sales decrease in the first quarter of fiscal 2010, as compared with 2009, was mainly due to a combination of lower sales unit volumes and lower average selling prices.

These decreases were offset somewhat by currency translation effects (approximately $8.4 million), as the U.S. dollar, on average, was weaker in relation to the euro, Brazilian real and South Africa rand in the first quarter of 2010, as compared with the same period in 2009. For the company as a whole our 2010 sales unit volumes were approximately 11% lower than 2009. On a reportable segment basis, we realized a significant sales unit volume decrease in the Utility Support Structures ("Utility"), Engineered Support Structures (ESS) and Coatings segments. These decreases were somewhat offset by increased unit sales volumes in the Irrigation segment. Lower unit sales prices and unfavorable sales mix also contributed the lower net sales recorded in the first quarter of 2010, as compared with 2009. Sales price decreases in 2010, as compared with 2009, resulted from a combination of weaker sales demand in most of our businesses and falling steel prices throughout much of 2009.

        The gross profit margin (gross profit as a percent of sales) in the first quarter of 2010 was slightly lower than 2009. We were able to maintain gross profit margins to some extent due to cost control and productivity measures in our manufacturing facilities and lower average steel unit costs in 2010, as compared with 2009.

        Selling, general and administrative (SG&A) spending in the first quarter of 2010 was comparable to 2009. SG&A expense increases in 2010 included approximately $2.2 million of expenses incurred as part of the proposed Delta acquisition and approximately $1.2 million due to currency translation. These increases were more than offset by lower employee incentive expenses in 2010, as compared with 2009 (approximately $2.9 million), and lower sales commissions related to lower net sales in 2010, as compared with 2009 (approximately $1.0 million).

        On a reportable segment basis, all segments except the Irrigation segment reported lower operating income in 2010, as compared with 2009.

        The increase in net interest expense in the first quarter of 2010, as compared with 2009, was due to approximately $2.8 million bank fees and borrowing costs incurred related to the Delta acquisition. Aside from the impact of the proposed Delta acquisition, net interest expense was lower in 2010, as compared with 2009, due to average lower borrowing levels in 2010, as compared with 2009. "Other" expense was lower in 2010, as compared with 2009, mainly due to foreign currency transaction losses incurred in 2009 that did not repeat in 2010.

        The increase in the effective income tax rate in the first quarter of 2010, as compared with the same period in 2009, was due to a combination of lower tax credits in 2010, the non-deductibility of a portion of the Delta acquisition expenses incurred in 2010 and the benefit of the reduction of income tax contingencies realized in the first quarter of 2009. Our cash flows provided by operations were approximately $19.3 million in the first quarter of 2010, as compared with $37.5 million in the first quarter of 2009. Lower net earnings in 2010, as compared with 2009, was the main reason for the lower operating cash flow in 2010.

  Proposed acquisition of Delta plc

        On March 4, 2010, we made an offer to acquire all the ordinary shares of Delta plc ("Delta"), a public company traded on the London Stock exchange under the symbol "DLTA". The offer price was £1.85 per ordinary share, with a total estimated purchase price of $439 million, based on an average exchange rate of $1.543/£. To manage the foreign exchange risk associated with the offer, we executed a forward foreign exchange contract with a multinational bank, whereby, if the acquisition is completed, the required British pound sterling would be delivered to us at a fixed exchange rate of $1.543/£ to complete the acquisition. If the acquisition is not completed, the contract will be terminated at no cost to us. In accordance with takeover rules in the United Kingdom, we established funding for the purchase price and related acquisition costs by a combination of $264 million in restricted cash (comprised of cash balances of $83 million and $181 million in borrowings under our revolving credit agreement) and a $200 million bank bridge loan commitment. In April 2010, we issued $300 million of senior unsecured notes, terminated the bridge loan and reduced our revolving credit agreement borrowings to approximately $85 million.

        In the first quarter of 2010, certain expenses were incurred in our condensed consolidated statement of operations that were associated with the proposed Delta acquisition. These expenses included:

  •
  SG&A expenses of $2.2 million related to acquisition costs, including costs associated with our review of Delta's operations and financial statements. These costs, under applicable accounting standards, are required to be recorded as expenses as incurred.

  •
  Interest expenses aggregating $2.8 million related to fees and expenses to establish the bridge loan and borrowing costs incurred in relation to the $181 million borrowed under our revolving credit agreement.

        The after-tax impact of these expenses on our net income for the quarter ended March 27, 2010 was approximately $3.4 million.

  Engineered Support Structures (ESS) segment

        The decrease in net sales in the first quarter of 2010, as compared with the same period in 2009, was mainly due to lower sales volumes in both the lighting and communication structures product lines. In the Lighting product line in North America, sales were lower in both the transportation and commercial markets. In the transportation market, sales were hampered by the lack of a long-term federal highway funding legislation and state budget deficits. While legislation was passed late in the quarter to extend the current program to the end of 2010, there was no related impact to 2010 sales. We believe the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits and may constrain their ability to access federal matching funds to implement roadway projects. The commercial lighting market remains weak, due to continued softness in the commercial construction market. In Europe, sales were modestly lower in 2010, as compared with 2009, due to economic weakness in most of our markets and, to some extent, less favorable weather conditions across the continent. Lighting structure sales in China, while a relatively small portion of global lighting sales, improved in 2010, as compared with 2009, due to increased sales efforts.

        Sales in the communication structures product line were lower in 2010, as compared with 2009, in both North America and China. In North America, general slowness in the wireless communication market, severe winter weather conditions and our exit from the sign structure market all contributed to lower sales this year. In China, sales of wireless communication structures likewise were lower in 2010, as compared with 2009. In 2010, annual supply contracts with the various carriers are being settled later than in the past and we believe there is some continuing coordination of the wireless networks in China that is impacting network development at this time.

        Operating income in the ESS segment was lower in the first quarter of 2010, as compared with 2009, due mainly to lower sales volumes in the segment. The impact of lower sales on operating profit was mitigated to an extent by lower material costs in 2010, as compared with 2009, and factory operational improvements. SG&A expenses were lower in 2010, as compared with 2009, due to various cost containment actions in the segment this year.

  Utility Support Structures (USS) segment

        In the USS segment, the sales decrease in 2010, as compared with 2009, was due to the combination of lower sales unit volumes in the U.S. and lower average unit selling prices. The record sales performance realized in 2009 was in part related to the large backlog at the end of the 2008 fiscal year, which was the result of substantial order intake in the last half of 2008. At the end of fiscal 2009, our sales order backlog was less than half of the year-end 2008 backlog. During 2009 and continuing into 2010, the economic recession in the U.S. resulted in a drop in electricity demand. Accordingly, our customers reduced their purchases of structures and delayed scheduled projects. In addition, price competition became more significant, especially in light of falling steel prices throughout most of 2009. In international markets, sales in the first quarter of 2010 improved over 2009, the result of increased project sales into new markets and improved sales volumes in China.

        The decrease in operating income in 2010, as compared with 2009, was a result of lower sales volumes, lower average selling prices and an unfavorable sales mix. The decrease in SG&A expenses primarily resulted from lower employee incentives (approximately $1.6 million) in 2010, as compared with 2009, due to lower operating income this year.

  Coatings segment

        The decrease in Coatings segment sales in 2010, as compared with 2009, resulted mainly from lower sales unit volumes in our galvanizing operations, especially intersegment sales to the ESS and USS segments. Galvanizing unit volumes in 2010 were lower than 2009 by approximately 10%, as demand for galvanizing services in our market areas continued to be impacted by weak industrial demand.

        Operating income in the Coatings segment was lower in 2010, as compared with 2009, due to lower galvanizing volumes and rising zinc costs that were not recovered through sales price increases. SG&A expenses for the segment in 2010 were comparable with 2009.

  Irrigation segment

        Irrigation segment net sales improved in 2010, as compared with 2009, due to stronger sales volumes in North America and currency translation effects on international sales (approximately $3.4 million). In North America, we believe improved demand for irrigation equipment in 2010 over a weak 2009 resulted from improvement in grower sentiment and expected net farm income. North American sales of service parts in 2010 lagged 2009, which we believe were due to poor winter weather conditions. In international markets, sales unit volumes were slightly lower in 2010, as compared with 2009, due mainly to lower multi-system project sales in 2010, offset somewhat by stronger market conditions in Latin America and Argentina.

        Operating income for the segment improved in 2010 over 2009, due to improved sales unit volumes in North America, lower raw material prices and a stronger international sales mix. SG&A expenses increased mainly due to the costs associated with business development activities.

  Other

        This unit mainly includes our industrial tubing and fasteners operations. The increase in sales and operating income in 2010, as compared with 2009, primarily was due to improved sales demand for tubing products.

  Net corporate expense

        Net corporate expense decreased in the first quarter of 2010 as compared with the first quarter of 2009. Expense decreases associated with lower employee incentive accruals (approximately $2.1 million) and other discretionary cost reductions were somewhat offset by expenses incurred related to the proposed acquisition of Delta.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $665.7 million at March 27, 2010, as compared with $458.6 million at December 26, 2009. The increase in net working capital in 2010 mainly resulted from $181.0 million in additional borrowing under our revolving credit agreement related to the proposed Delta acquisition that is reflected in our cash balances at March 27, 2010. Operating cash flow was $19.3 million for the thirteen week period ended March 27, 2010, as compared with $37.5 million for the same period in 2009. The decrease in operating cash flow in 2010 mainly was the result of lower net earnings 2010, as compared with 2009. Accounts receivable turnover in the first quarter of 2010 was comparable with the same period in 2009.

        Investing Cash Flows—Capital spending during the thirteen weeks ended March 27, 2010 was $4.6 million, as compared with $14.0 million for the same period in 2009. We expect our capital spending for the 2010 fiscal year to be approximately $50 million. Investing cash flows for fiscal 2010 included $264.0 million of restricted cash associated with the proposed acquisition of Delta. Investing cash flows for 2010 also include an aggregate of approximately $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased from $172.4 million at December 26, 2009 to $361.8 million as of March 27, 2010. The increase in borrowings in the first quarter of 2010 was predominantly associated with borrowings under our revolving credit agreement to establish the required escrow funding associated with the Delta acquisition.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 27, 2010, our long-term debt to invested capital ratio was 28.0%, as compared with 15.2% at December 26, 2009. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2010.

        Our debt financing at March 27, 2010 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $37.9 million, $33.0 million of which was unused at March 27, 2010. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our U.S. subsidiaries.

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

        In April 2010, we issued $300 million of senior unsecured notes that bear interest at 6.625% per annum and mature on April 20, 2020. The proceeds of the notes are anticipated to be used toward the purchase of the outstanding ordinary shares of Delta. In the event that the Delta acquisition is not completed, the proceeds of the notes will be used for general corporate purposes, including debt repayment.

        At March 27, 2010, we had $191.0 in outstanding borrowings under the revolving credit agreement, at a weighted average annual interest rate of 1.33%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the proposed Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 27, 2010, we had the ability to borrow an additional $64 million under this facility. Subsequent to the issuance of our senior unsecured notes in April 2010, our borrowings under our revolving credit agreement were reduced to $85.0 million.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At March 27, 2010, we were in compliance with all covenants related to these debt agreements.

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs.

Financial Obligations and Financial Commitments

        Other than our additional borrowings under our revolving credit agreement related to the Delta offer and the contingent forward foreign exchange contract in place associated with the proposed Delta acquisition, there have been no material changes to our financial obligations and financial commitments as described beginning on page 37 in our Form 10-K for the year ended December 26, 2009.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 26, 2009.

Critical Accounting Policies

        There have been no changes in our critical accounting policies during the quarter ended March 27, 2010. We described these policies on pages 39-41 in our Form 10-K for fiscal year ended December 26, 2009.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 27, 2010. For additional information, refer to the section "Risk Management" beginning on page 38 in our Form 10-K for the fiscal year ended December 26, 2009.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2009 to January 23, 2010	—	—	—	—
January 24, 2010 to February 27, 2010	20,809	$70.68	—	—
February 28, 2010 to March 27, 2010	1,508	$82.31	—	—

Total	22,317	$71.47	—	—

        During the first quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        Valmont's annual meeting of stockholders was held on April 27, 2010. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2010. For the annual meeting there were 26,300,415 shares outstanding and eligible to vote of which 23,481,342 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Dr. Stephen R. Lewis, Jr.	22,114,347	169,834	1,197,161
Kaj den Daas	21,805,054	479,127	1,197,161

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2010:

For	23,109,837
Against	223,456
Abstain	148,049

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
4.1	Supplemental Indenture dated as of March 3, 2010 to Indenture dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 27th day of April, 2010.

Index of Exhibits

Exhibit No.	Description
4.1	Supplemental Indenture dated as of March 3, 2010 to Indenture dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer