Form 10-Q
period 2010-06-26
VALMONT INDUSTRIES INC
filed 2010-08-03
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
Or
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

26,338,222
Outstanding shares of common stock as of July 20, 2010

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$481,559	$498,810	$848,961	$953,964
Cost of sales	352,913	354,129	619,585	680,967

Gross profit	128,646	144,681	229,376	272,997
Selling, general and administrative expenses	91,345	75,265	160,425	145,262

Operating income	37,301	69,416	68,951	127,735

Other income (expenses):
Interest expense	(8,429)	(3,976)	(14,391)	(8,260)
Interest income	1,092	284	1,448	616
Other	47	1,608	(30)	(190)

	(7,290)	(2,084)	(12,973)	(7,834)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	30,011	67,332	55,978	119,901

Income tax expense (benefit):
Current	17,252	19,266	23,958	31,566
Deferred	(5,570)	2,785	(2,830)	7,740

	11,682	22,051	21,128	39,306

Earnings before equity in earnings (losses) of nonconsolidated subsidiaries	18,329	45,281	34,850	80,595
Equity in earnings (losses) of nonconsolidated subsidiaries	805	(71)	919	495

Net earnings	19,134	45,210	35,769	81,090

Less: Earnings attributable to noncontrolling interests	(2,019)	(980)	(2,191)	(996)

Net earnings attributable to Valmont Industries, Inc.	$17,115	$44,230	$33,578	$80,094

Earnings per share attributable to Valmont Industries, Inc.—Basic	$0.66	$1.70	$1.29	$3.09

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$0.65	$1.69	$1.27	$3.05

Cash dividends per share	$0.165	$0.150	$0.315	$0.280

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,087	25,943	26,059	25,928

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,448	26,223	26,434	26,224

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 26, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$314,373	$180,786
Receivables, net	376,005	259,521
Inventories	296,634	210,611
Prepaid expenses and other current assets	39,943	22,143
Refundable and deferred income taxes	35,930	42,361

Total current assets	1,062,885	715,422

Property, plant and equipment, at cost	821,701	675,446
Less accumulated depreciation and amortization	(396,567)	(392,358)

Net property, plant and equipment	425,134	283,088

Goodwill	291,610	178,320
Other intangible assets, net	188,916	96,378
Other assets	61,012	28,961

Total assets	$2,029,557	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$270	$231
Notes payable to banks	9,752	11,900
Accounts payable	202,587	118,210
Accrued employee compensation and benefits	49,254	66,611
Accrued expenses	94,380	55,921
Dividends payable	4,346	3,944

Total current liabilities	360,589	256,817

Deferred income taxes	81,696	49,281
Long-term debt, excluding current installments	517,913	160,251
Defined benefit pension liability	116,816	—
Deferred compensation	22,704	19,013
Other noncurrent liabilities	50,585	8,500
Shareholders' equity:
Preferred stock
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	795,797	767,398
Accumulated other comprehensive income (loss)	(13,513)	16,953
Treasury stock	(25,510)	(25,990)

Total Valmont Industries, Inc. shareholders' equity	784,674	786,261

Noncontrolling interest in consolidated subsidiaries	94,580	22,046

Total shareholders'equity	879,254	808,307

Total liabilities and shareholders' equity	$2,029,557	$1,302,169

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net earnings	$35,769	$81,090
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	24,580	21,710
Stock-based compensation	3,168	2,993
Loss on sales of property, plant and equipment	123	345
Equity in earnings of nonconsolidated subsidiaries	(919)	(495)
Deferred income taxes	(2,830)	7,740
Other	19	(239)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(32,071)	(5,356)
Inventories	(6,110)	65,061
Prepaid expenses	61	(10,369)
Accounts payable	11,386	(6,923)
Accrued expenses	1,669	(13,234)
Other noncurrent liabilities	7,896	(993)
Income taxes payable/refundable	11,241	(5,732)

Net cash flows from operating activities	53,982	135,598

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,025)	(24,550)
Proceeds from sale of assets	96	74
Acquisitions (net of cash acquired of $198,810)	(245,310)	—
Dividends to noncontrolling interests	(3,477)	(289)
Other, net	1,516	(68)

Net cash flows from investing activities	(258,200)	(24,833)

Cash flows from financing activities:
Net payments under short-term agreements	(2,148)	(1,917)
Proceeds from long-term borrowings	491,000	10,001
Principal payments on long-term obligations	(133,228)	(88,628)
Dividends paid	(7,892)	(6,813)
Debt issuance costs	(3,858)	—
Proceeds from exercises under stock plans	3,197	3,126
Excess tax benefits from stock option exercises	1,216	1,446
Purchase of treasury shares	(877)	—
Purchase of common treasury shares—stock plan exercises	(1,961)	(2,146)

Net cash flows from financing activities	345,449	(84,931)

Effect of exchange rate changes on cash and cash equivalents	(7,644)	1,861

Net change in cash and cash equivalents	133,587	27,695
Cash and cash equivalents—beginning of year	180,786	68,567

Cash and cash equivalents—end of period	$314,373	$96,262

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Comprehensive income:
Net earnings	—	—	80,094	—	—	996	81,090
Currency translation adjustment	—	—	—	10,244	—	830	11,074

Total comprehensive income	—	—	—	—	—	—	92,164
Cash dividends ($0.28 per share)	—	—	(7,351)	—	—	—	(7,351)
Stock plan exercises; 33,481 shares purchased	—	—	—	—	(2,146)	—	(2,146)
Stock options exercised; 121,345 shares issued	—	(4,439)	4,717	—	2,848	—	3,126
Tax benefit from exercise of stock options		1,446	—	—	—	—	1,446
Stock option expense	—	2,040	—	—	—	—	2,040
Stock awards; 9,746 shares issued	—	953	—	—	436	—	1,389

Balance at June 27, 2009	$27,900	$—	$701,714	$9,711	$(26,352)	$18,671	$731,644

Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:	—
Net earnings	—	—	33,578	—	—	2,191	35,769
Currency translation adjustment	—	—	—	(30,466)	—	(4,189)	(34,655)

Total comprehensive income	—	—	—	—	—	—	1,114
Cash dividends ($0.315 per share)	—	—	(8,293)	—	—	—	(8,293)
Dividends to noncontrolling interests	—	—	—	—	—	(3,477)	(3,477)
Purchase of noncontrolling interest	—	(1,875)	—	—	—	(1,520)	(3,395)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Purchase of 12,351 treasury shares	—	—	—	—	(877)	—	(877)
Stock options exercised; 72,075 shares issued	—	(2,509)	3,114	—	2,668	—	3,273
Stock plan exercises; 27,230 shares purchased	—	—	—	—	(1,961)	—	(1,961)
Tax benefit from exercise of stock options	—	1,216	—	—	—	—	1,216
Stock option expense	—	2,457	—	—	—	—	2,457
Stock awards; 9,088 shares issued	—	711	—	—	650	—	1,361

Balance at June 26, 2010	$27,900	$—	$795,797	$(13,513)	$(25,510)	$94,580	$879,254

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 26, 2010, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 26, 2010 and June 27, 2009, the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 26, 2010 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2009. The results of operations for the period ended June 26, 2010 are not necessarily indicative of the operating results for the full year.

  Inventories

        At June 26, 2010, approximately 35.1% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $47,000 and $39,500 at June 26, 2010 and December 26, 2009, respectively.

        Inventories consisted of the following:

	June 26, 2010	December 26, 2009
Raw materials and purchased parts	$160,850	$112,911
Work-in-process	23,930	20,217
Finished goods and manufactured goods	158,993	117,032

Subtotal	343,773	250,160
LIFO reserve	47,139	39,549

Net inventory	$296,634	$210,611

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

stock. At June 26, 2010, 1,092,207 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock option for the thirteen and twenty-six weeks ended June 26, 2010 and June 27, 2009, respectively, were as follows:

	Thirteen Weeks Ended June 26, 2010	Thirteen Weeks Ended June 29, 2009	Twenty-six Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 29, 2009
Compensation expense	$1,229	$1,020	$2,457	$2,040
Income tax benefits	467	393	934	785

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

		Fair Value Measurement Using:
	Carrying Value June 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$17,352	$17,352	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,653	$15,653	$—	$—

  Recently Issued Accounting Pronouncements

        In fiscal 2010, the Company implemented the provisions of updated ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets. The update to ASC 860 eliminated the qualifying special purpose entity ("QSPE") concept, established conditions for reporting a transfer of a portion of a financial asset as a sale, clarified the financial-asset derecognition criteria, revised how interests retained by the transferor in a sale of financial assets initially are measured, and removed the guaranteed mortgage securitization recharacterization provisions. The implementation of this new accounting guidance had no impact on the Company's condensed consolidated financial statements for the fiscal period ended June 26, 2010.

2. Acquisition of Delta plc

        On March 10, 2010, the Company commenced a cash offer for all of the issued and to be issued ordinary share capital of Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The acquisition was completed on May 12, 2010 and the Company now owns 100% of the ordinary shares of Delta. The price paid per share was 185 pence in cash for each Delta share, or £284,463, or $436,736 based on the contracted average exchange rate of $1.5353 / £. Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials. The Company financed the acquisition with the net proceeds from an April 2010 sale of $300 million of senior notes at an interest rate of 6.625% per annum, cash balances of $83 million and borrowings under the Company's revolving credit agreement. The factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductable for tax purposes, for the acquisition of Delta were to increase the Company's business

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisition of Delta plc (Continued)

presence in the Asia Pacific region, add to its current business activities in the galvanizing and support structures product lines and provide growth opportunities in businesses that are not directly related to the Company's current product offerings.

        The Company incurred $11.9 and $14.1 million of expenses (reported as "Selling, general and administrative expenses") in the thirteen and twenty-six week periods ended June 26, 2010, respectively, related to the Delta acquisition. These expenses included amounts paid for investment banking fees, due diligence costs and other direct expenses related to the purchase of the Delta shares. From a segment reporting standpoint, these expenses were reported as part of "Net corporate expense".

        The fair value measurement was preliminary at June 26, 2010, subject to the completion of the valuation of one of Delta's reporting units and further management reviews and assessments of the preliminary fair values of the assets acquired and liabilities assumed. The Company expects the fair value measurement process to be completed in the third quarter of 2010.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At May 12, 2010
Current assets	$406,544
Property, plant and equipment	162,435
Other long-term assets	28,136
Intangible assets	100,716
Goodwill	118,398

Total fair value of assets acquired	$816,229

Current liabilities	106,255
Defined benefit pension liability	118,725
Deferred income taxes	35,871
Other non-current liabilities	39,113
Non-controlling interests	79,529

Total fair value of liabilities assumed and non-controlling interests	379,493

Net assets acquired	$436,736

        Delta disposed of the shares of its subsidiary UPC Holdings, Inc. in December 2000 for approximately $100 million. The buyer caused UPC Holdings to dispose of its assets in January 2001. The IRS in 2005 established that the buyer had a tax liability on the asset sale of $47 million (exclusive of penalties and interest). During 2009-2010, the Internal Revenue Service issued summons requesting documentation related to the UPC Holdings transactions. The summons state that they were issued in connection with UPC's unsatisfied tax liability and Delta's potential transferee liability. Documents have been provided to the IRS in response to the summons. Based on an evaluation of this matter at the May 12, 2010 date of acquisition, the Company established a provision in the amount of $20 million

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisition of Delta plc (Continued)

to address certain legal and factual uncertainties, which amount is included in "Other non-current liabilities".

        The Company's Condensed Consolidated Statements of Operations for the period ended June 26, 2010 included $74,165 and $3,633 of net sales and net earnings resulting from Delta's operations from May 12, 2010 until June 26, 2010.

        The Company's pro forma results of operations for the thirteen and twenty-six weeks ended June 27, 2009 and June 26, 2010, assuming that the acquisition occurred at the beginning of 2009 was as follows:

	Thirteen Weeks Ended June 26, 2010	Thirteen Weeks Ended June 27, 2009	Twenty-six Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 27, 2009
Net sales	$545,195	$634,837	$1,041,379	$1,204,130
Net earnings	29,578	51,506	37,985	77,637
Earnings per share—diluted	$1.14	$1.96	$1.46	$2.99

        Based on the preliminary results of an independent valuation, the Company allocated $100,716 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Delta acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$36,540	Indefinite
Customer Relationships	58,188	12.0
Proprietary Technology	5,988	5.0

	$100,716

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at June 26, 2010 and December 26, 2009 were as follows:

	As of June 26, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$153,339	$31,686	13 years
Proprietary Software & Database	2,625	2,503	6 years
Patents & Proprietary Technology	9,297	1,565	8 years
Non-compete Agreements	1,655	930	6 years

	$166,916	$36,684

	As of December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,289	$27,559	14 years
Proprietary Software & Database	2,627	2,434	6 years
Patents & Proprietary Technology	3,466	1,257	13 years
Non-compete Agreements	1,704	823	6 years

	$105,086	$32,073

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 26, 2010 and June 27, 2009, respectively was as follows:

Thirteen Weeks Ended June 26, 2010	Thirteen Weeks Ended June 27, 2009	Twenty-six Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 27, 2009
$2,734	$2,070	$4,774	$4,115

Estimated Amortization Expense
2010	$11,771
2011	13,728
2012	13,680
2013	12,783
2014	12,360

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 26, 2010 and December 26, 2009 were as follows:

	June 26, 2010	December 26, 2009
Webforge	$16,156	$—
Newmark	11,111	11,111
Ingal	8,527	—
Donhad	6,437	—
PiRod	4,750	4,750
Industrial Galvanizers	4,488	—
Other	7,215	7,504

	$58,684	$23,365

        The Webforge, Ingal, Donhad and Industrial Galvanizers trade names were acquired as part of the Delta acquisition. The other trade names were tested for impairment separately from goodwill at that time in the third quarter of 2009. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Goodwill

        The carrying amount of goodwill as of June 26, 2010 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Delta Segment	Total
Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$—	$178,320
Acquisition	—	—	—	—	118,398	118,398
Foreign currency translation	(1,693)	—	—	—	(3,415)	(5,108)

Balance June 26, 2010	$53,645	$77,141	$43,777	$2,064	$114,983	$291,610

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 26, 2010	June 27, 2009
Interest	$9,534	$8,759
Income taxes	11,869	34,550

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 26, 2010:
Net earnings attributable to Valmont Industries, Inc.	$17,115	—	$17,115
Shares outstanding	26,087	361	26,448
Per share amount	$0.66	(.01)	$0.65
Thirteen weeks ended June 27, 2009:
Net earnings attributable to Valmont Industries, Inc.	$44,230	—	$44,230
Shares outstanding	25,943	280	26,223
Per share amount	$1.70	(.01)	$1.69
Twenty-six weeks ended June 26, 2010:
Net earnings attributable to Valmont Industries, Inc.	$33,578	—	$33,578
Shares outstanding	26,059	375	26,434
Per share amount	$1.29	(.02)	$1.27
Twenty-six weeks ended June 27, 2009:
Net earnings attributable to Valmont Industries, Inc.	$80,094	—	$80,094
Shares outstanding	25,928	296	26,224
Per share amount	$3.09	(.04)	$3.05

        At June 26, 2010 there were 455,153 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 26, 2010. At June 27, 2009 there were 188,127 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 27, 2009.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt

	June 26, 2010	December 26, 2009
6.625% Senior Unsecured Notes(a)	$300,000	$—
6.875% Senior Subordinated Notes(b)	150,000	150,000
Revolving credit agreement(c)	58,000	—
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	1,683	1,982

Total long-term debt	518,183	160,482
Less current installments of long-term debt	270	231

Long-term debt, excluding current installments	$517,913	$160,251

(a)
The $300 million of senior unsecured notes bear interest at 6.625% per annum and are due in April 2020. These notes may be repurchased at specified prepayment premiums. These notes and the senior subordinated notes are guaranteed by certain subsidiaries of the Company.

(b)
The $150 million of senior subordinated notes bear interest at 6.875% per annum and are due in May 2014. All or part of the notes may be repurchased at the following redemption prices (stated as a percentage of face value):

Redemption Price
Until May 1, 2011	102.292%
From May 1, 2011 until May 1, 2012	101.146%
After May 1, 2012	100.000%
(c)
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

(ii)
the higher of

•
The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

•
LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At June 26, 2010, the Company had $58,000 in outstanding borrowings under the revolving credit agreement, at a weighted average annual interest rate of 1.55%, not including facility fees.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt (Continued)

  The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At June 26, 2010, the Company had the ability to borrow an additional $198.6 million under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at June 26, 2010 and December 26, 2009 were 0.47% and 0.52%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at June 26, 2010.

        The minimum aggregate maturities of long-term debt for each of the four years following 2010 are: $303, $248, $58,249 and $150,255.

7. Defined Benefit Retirement Plan

        The Company's subsidiary, Delta plc ("Delta") provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has less than ten active members.

Funded Status

        The Company recognizes the overfunded or underfunded status of our pension plan as an asset or liability. The funded status represents the difference between the pension benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and inflation. Plan assets are measured at fair value. At the date of the Delta acquisition (May 12, 2010), the Company determined fair value of the PBO and plan assets. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.5353/£ and $1.4959/£ to translate the net pension liability into U.S. dollars at May 12, 2010 and June 26, 2010, respectively.

        Projected Benefit Obligation and Fair Value of Plan Asset at date of Delta acquisition—The accumulated benefit obligation (ABO) is the present value of benefits earned to date. The underfunded ABO represents the difference between the projected benefit obligation (PBO) and the fair value of plan assets. The PBO, ABO, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of the plan assets were as follows at May 12, 2010:

Underfunded Accumulated Benefit Obligation Thousands of Dollars	May 12, 2010
Projected benefit obligation	$(469,780)
Fair value of plan assets	351,055

Underfunded accumulated benefit obligation	$(118,725)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Defined Benefit Retirement Plan (Continued)

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at May 12, 2010 were as follows:

Percentages	2010
Discount rate	5.60%
Salary increase	4.70%
Inflation	3.70%

Expense

        Pension expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net earnings immediately, but are deferred and, if necessary, amortized as pension expense.

        The components of our net periodic pension expense were as follows for the period from May 12, 2010 to June 26, 2010:

Thousands of Dollars
Net Periodic Benefit Cost:
Service cost	$33
Interest cost	3,217
Expected return on plan assets	(2,113)

Net periodic benefit expense	$1,137

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2010:

Percentages
Discount rate	5.60%
Expected return on plan assets	5.51%
Salary increase	4.70%
Inflation	3.70%

        The discount rate is based on the annualized yield on the iBoxx over the 15-year AA-rated corporate bonds index with cash flows generally matching the Plan's expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Defined Benefit Retirement Plan (Continued)

Cash Contributions

        Employer contributions to the pension plan have been set at $9,427 (£6.3 million) per annum in accordance with the Plan's 10-year recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,496 (£1.0 million) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2010 through 2019:

Thousands of Dollars
2010	$5,589
2011	9,100
2012	9,454
2013	9,822
2014	10,207
Years 2015-2019	57,321

Asset Allocation Strategy

        The investment strategy for pension plan assets is to maintain a diversified portfolio mainly in long-term fixed-income securities that are investment grade or government-backed in nature. Most of the participants in the plan are inactive or retired individuals and this investment policy is designed to generally match our long-term benefit payment expectations. The plan, as required by U.K. law, has an independent trustee that sets investment policy and consults with management and independent advisors regularly on such matters.

        The pension plan investments are held in a trust. Most of the pension plan assets are invested in fixed income securities. The debt portfolio is also broadly diversified and invested primarily in U.K. Treasury and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at June 26, 2010.

Fair Value Measurements

        The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

        Index-linked gilts—Index-linked gilts are U.K. government-backed securities consisting of bills, notes, bonds, and other fixed income securities issued directly by the U.K. Treasury or by government-sponsored enterprises.

        Corporate Bonds—Corporate bonds and debentures consist of fixed income securities issued by U.K. corporations.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Defined Benefit Retirement Plan (Continued)

        Corporate Stock—This investment category consists of common and preferred stock issued by U.K. and non-U.K. corporations.

        These assets are pooled investment funds whereby the underlying investments can be valued using quoted market prices. As the fair values of the pooled investment funds themselves are not publicly quoted, they are classified as Level 2 investments.

        At May 12, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

Thousands of Dollars	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$—	$—	$—
Index-linked gilts	—	39,456	—	39,456
Corporate bonds	—	294,117	—	294,117
Corporate stock	—	15,550	—	15,550
Other investments	—	1,933	—	1,933

Total plan net assets at fair value	$—	$351,056	$—	$351,055

8. Business Segments

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

        IRRIGATION:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services; and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Business Segments (Continued)

        DELTA:    This segment consists of the operations of Delta plc, which was purchased by Valmont on May 12, 2010. The primary product lines in this segment are engineered steel products for industrial access systems and road safety, galvanizing, and manganese materials.

        In addition to these five reportable segments, the Company has other businesses that individually are not more than 10% of consolidated sales. These businesses, which include the manufacture of tubular products and the distribution of industrial fasteners, are reported in the "Other" category.

        In the fourth quarter of 2009, the Company reorganized its management structure and redefined its Utility segment to include Utility support structure activities on a global basis. Previously, sales of utility support structures outside of North America were reported as part of the ESS segment. This management structure change should help the Company better serve the global utility support structure market. Information presented for 2009 has been reclassified to conform to the 2010 presentation. The Company will reassess the composition of the Delta segment at the end of fiscal 2010 and make any appropriate changes to its reportable segment structure at that time.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Business Segments (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales:
Engineered Support Structures segment:
Lighting & Traffic	$106,478	115,545	$194,589	218,648
Communication Structures	28,248	34,895	47,143	67,828

Engineered Support Structures segment	134,726	150,440	241,732	286,476
Utility Support Structures segment
Steel	99,836	173,727	198,909	322,299
Concrete	13,003	42,501	27,158	77,889

Utility Support Structures segment	112,839	216,228	226,067	400,188
Coatings segment	33,407	28,600	61,337	58,612
Irrigation segment	112,160	101,047	220,799	204,109
Delta segment	74,165	—	74,165	—
Other	24,832	17,439	47,121	36,760

Total	492,129	513,754	871,221	986,145
Intersegment Sales:
Engineered Support Structures segment	674	5,088	1,776	10,765
Utility Support Structures segment	336	528	635	1,086
Coatings segment	6,096	6,188	11,860	12,331
Irrigation segment	3	9	6	14
Delta segment	—	—	—	—
Other	3,461	3,131	7983	7,985

Total	10,570	14,944	22,260	32,181
Net Sales:
Engineered Support Structures segment	134,052	145,352	239,956	275,711
Utility Support Structures segment	112,503	215,700	225,432	399,102
Coatings segment	27,311	22,412	49,477	46,281
Irrigation segment	112,157	101,038	220,793	204,095
Delta segment	74,165	—	74,165	—
Other	21,371	14,308	39,138	28,775

Total	$481,559	$498,810	$848,961	$953,964

Operating Income (Loss):
Engineered Support Structures segment	$8,073	$11,580	$10,684	$18,002
Utility Support Structures segment	11,942	49,843	26,648	90,318
Coatings segment	7,586	6,393	12,118	12,384
Irrigation segment	16,596	9,800	31,994	21,770
Delta segment	7,213	—	7,213	—
Other	5,201	3,493	9,465	7,096
Net corporate expense	(19,310)	(11,693)	(29,171)	(21,835)

Total	$37,301	$69,416	$68,951	$127,735

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information

        On April 8, 2010, the Company issued $300,000,000 of senior unsecured notes at a coupon interest rate of 6.625% per annum. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

        On May 4, 2004, the Company completed a $150,000,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by the Guarantors.

        Subsequent to the issuance of the Company's consolidated financial statements on Form 10-K on February 23, 2010, management identified certain errors in the presentation of the condensed consolidated balance sheet contained in this footnote as of December 26, 2009. The errors were the result of (i) a historical accounting policy to record currency translation adjustments only in the subsidiary ledgers and not in the Parent accounts; (ii) a historical accounting policy not to record non-earnings related transactions (e.g. cash dividends, stock options and stock compensation) in the Parent equity accounts; (iii) a bookkeeping error in the beginning 2008 equity balance that was also subsequently carried forward to 2009; and (iv) not correctly reflecting investments in certain subsidiaries in each of the appropriate entities. Accordingly, the previously presented condensed consolidated balance sheet as of December 26, 2009 has been corrected. The "Guarantors" and "Total" columns are not impacted by any of these corrections. These adjustments did not affect the consolidated financial statements for the periods presented.

        The impact to the December 26, 2009 condensed consolidated balance sheet is as follows:

	As previously reported	As corrected
Parent:
Investment in subsidiaries and intercompany accounts	$672,135	$644,836
Total assets	1,131,254	1,103,955
Retained earnings	811,650	767,398
Accumulated other comprehensive income	—	16,953
Total Valmont Industries, Inc. shareholders' equity	813,560	786,281
Total liabilities and shareholders' equity	1,131,254	1,103,955
Non-Guarantors:
Investment in subsidiaries and intercompany accounts	$(34,722)	$(9,725)
Total assets	475,882	500,879
Additional paid-in capital	139,577	131,580
Retained earnings	158,724	191,718
Total Valmont Industries, Inc. shareholders' equity	318,748	343,271
Total liabilities and shareholders' equity	475,882	500,879
Eliminations:
Investment in subsidiaries and intercompany accounts	$(711,318)	$(709,016)
Total assets	(711,318)	(709,016)
Additional paid-in capital	(321,119)	(313,122)
Retained earnings	(372,205)	(361,198)
Accumulated other comprehensive income	—	(16,953)
Total Valmont Industries, Inc. shareholders' equity	(711,318)	(709,016)
Total liabilities and shareholders' equity	(711,318)	(709,016)

        The "Guarantors" and "Total" columns have not been impacted by any of the foregoing. There was no impact on the consolidated financial statements for the periods presented.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$217,433	$68,299	$228,568	$(32,741)	$481,559
Cost of sales	161,324	51,803	172,746	(32,960)	352,913

Gross profit	56,109	16,496	55,822	219	128,646
Selling, general and administrative expenses	46,088	11,206	34,051	—	91,345

Operating income	10,021	5,290	21,771	219	37,301

Other income (expense):
Interest expense	(7,929)	(187)	(313)	—	(8,429)
Interest income	101	27	964	—	1,092
Other	64	(525)	508	—	47

	(7,764)	(685)	1,159	—	(7,290)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	2,257	4,605	22,930	219	30,011

Income tax expense (benefit):
Current	8,240	1,766	7,246	—	17,252
Deferred	(4,503)	(256)	(811)	—	(5,570)

	3,737	1,510	6,435	—	11,682

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	(1,480)	3,095	16,495	219	18,329
Equity in earnings/(losses) of nonconsolidated subsidiaries	18,595	4,326	362	(22,478)	805

Net Earnings	17,115	7,421	16,856	(22,259)	19,134
Less: Earnings attributable to noncontrolling interests	—	—	(2,019)	—	(2,019)

Net Earnings attributable to Valmont Industries, Inc.	$17,115	$7,421	$14,838	$(22,259)	$17,115

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twenty-six Weeks Ended June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$416,521	$132,763	$360,060	$(60,383)	$848,961
Cost of sales	308,597	100,732	271,289	(61,033)	619,585

Gross profit	107,924	32,031	88,771	650	229,376
Selling, general and administrative expenses	81,780	22,639	56,006	—	160,425

Operating income	26,144	9,392	32,765	650	68,951

Other income (expense):
Interest expense	(13,683)	(187)	(521)	—	(14,391)
Interest income	112	27	1,309	—	1,448
Other	222	(500)	248	—	(30)

	(13,349)	(660)	1,036	—	(12,973)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	12,795	8,732	33,801	650	55,978

Income tax expense (benefit):
Current	11,043	3,360	9,555	—	23,958
Deferred	(2,918)	(285)	373	—	(2,830)

	8,125	3,075	9,928	—	21,128

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	4,670	5,657	23,873	650	34,850
Equity in earnings/(losses) of nonconsolidated subsidiaries	28,908	4,326	362	(32,677)	919

Net Earnings	33,578	9,983	24,235	(32,027)	35,769
Less: Earnings attributable to noncontrolling interests	—	—	(2,191)	—	(2,191)

Net Earnings attributable to Valmont Industries, Inc.	$33,578	$9,983	$22,044	$(32,027)	$33,578

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 27, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$254,326	$136,506	$146,577	$(38,599)	$498,810
Cost of Sales	184,621	98,858	109,411	(38,761)	354,129

Gross profit	69,705	37,648	37,166	162	144,681
Selling, general and administrative expenses	39,405	14,243	21,617	—	75,265

Operating income	30,300	23,405	15,549	162	69,416

Other income (expense):
Interest expense	(3,709)	(6)	(261)	—	(3,976)
Interest income	22	—	262	—	284
Other	1,248	40	320	—	1,608

	(2,439)	34	321	—	(2,084)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	27,861	23,439	15,870	162	67,332

Income tax expense:
Current	7,373	8,171	3,722	—	19,266
Deferred	2,980	452	(647)	—	2,785

	10,353	8,623	3,075	—	22,051

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	17,508	14,816	12,795	162	45,281
Equity in earnings/(losses) of nonconsolidated subsidiaries	26,560	—	—	(26,631)	(71)

Net earnings	44,068	14,816	12,795	(26,469)	45,210
Less: Earnings attributable to noncontrolling interests	—	—	(980)	—	(980)

Net Earnings attributable to Valmont Industries, Inc.	$44,068	$14,816	$11,815	$(26,469)	$44,230

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twenty-Six Weeks Ended June 27, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$507,885	$257,176	$271,326	$(82,423)	$953,964
Cost of Sales	370,372	190,291	204,066	(83,762)	680,967

Gross profit	137,513	66,885	67,260	1,339	272,997
Selling, general and administrative expenses	77,175	28,280	39,807	—	145,262

Operating income	60,338	38,605	27,453	1,339	127,735

Other income (expense):
Interest expense	(7,672)	(13)	(575)	—	(8,260)
Interest income	29	1	586	—	616
Other	1,096	103	(1,389)	—	(190)

	(6,547)	91	(1,378)	—	(7,834)

Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	53,791	38,696	26,075	1,339	119,901

Income tax expense:
Current	12,776	13,935	4,855	—	31,566
Deferred	6,611	331	798	—	7,740

	19,387	14,266	5,653	—	39,306

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	34,404	24,430	20,422	1,339	80,595
Equity in earnings/(losses) of nonconsolidated subsidiaries	44,351	—	—	(43,856)	495

Net earnings	78,755	24,430	20,422	(42,517)	81,090
Less: Earnings attributable to noncontrolling interests	—	—	(996)	—	(996)

Net Earnings attributable to Valmont Industries, Inc	$78,755	$24,430	$19,426	$(42,517)	$80,094

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$17,537	$21,230	$275,606	$—	$314,373
Receivables, net	93,813	36,430	245,762	—	376,005
Inventories	75,318	38,043	183,273	—	296,634
Prepaid expenses	5,339	737	33,867	—	39,943
Refundable and deferred income taxes	16,738	7,426	11,766	—	35,930

Total current assets	208,745	103,866	750,274	—	1,062,885

Property, plant and equipment, at cost	411,982	94,622	315,097	—	821,701
Less accumulated depreciation and amortization	265,215	47,541	83,811	—	396,567

Net property, plant and equipment	146,767	47,081	231,286	—	425,134

Goodwill	20,108	107,542	163,960	—	291,610
Other intangible assets	903	71,316	116,697	—	188,916
Intercompany Note Receivable	443,702	—	—	(443,702)	—
Investment in subsidiaries and intercompany accounts	599,908	550,748	13,923	(1,164,579)	—
Other assets	28,343	—	32,669	—	61,012

Total assets	$1,448,476	$880,553	$1,308,809	$(1,608,281)	$2,029,557

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$83	$—	$270
Notes payable to banks	—	6	9,746	—	9,752
Accounts payable	42,858	12,185	147,544	—	202,587
Accrued expenses	58,060	24,842	60,732	—	143,634
Dividends payable	4,346	—	—	—	4,346

Total current liabilities	105,451	37,033	218,105	—	360,589

Deferred income taxes	15,727	24,564	41,405	—	81,696
Long-term debt, excluding current installments	517,517	443,702	396	(443,702)	517,913
Other noncurrent liabilities	25,107	—	164,998	—	190,105
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	62,512	(76,761)	27,900
Additional paid-in capital	—	181,542	184,466	(366,008)	—
Retained earnings	795,797	179,463	555,860	(735,323)	795,797
Accumulated other comprehensive income (loss)	(13,513)	—	(13,513)	13,513	(13,513)
Treasury stock	(25,510)	—	—	—	(25,510)

Total Valmont Industries, Inc. shareholders' equity	784,674	375,254	789,325	(1,164,579)	784,674

Noncontrolling interest in consolidated subsidiaries	—	—	94,580	—	94,580

Total shareholders' equity	784,674	375,254	883,905	(1,164,579)	879,254

Total liabilities and shareholders' equity	$1,448,476	$880,553	$1,308,809	$(1,608,281)	$2,029,557

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$82,017	$1,666	$97,103	$—	$180,786
Receivables, net	75,202	48,655	135,664	—	259,521
Inventories	77,708	42,822	90,081	—	210,611
Prepaid expenses	3,309	455	18,379	—	22,143
Refundable and deferred income taxes	26,306	7,120	8,935	—	42,361

Total current assets	264,542	100,718	350,162	—	715,422

Property, plant and equipment, at cost	408,411	94,139	172,896	—	675,446
Less accumulated depreciation and amortization	257,632	44,272	90,454	—	392,358

Net property, plant and equipment	150,779	49,867	82,442	—	283,088

Goodwill	20,108	107,542	50,670	—	178,320
Other intangible assets	985	74,319	21,074	—	96,378
Investment in subsidiaries and intercompany accounts	644,836	73,905	(9,725)	(709,016)	—
Other assets	22,705	—	6,256	—	28,961

Total assets	$1,103,955	$406,351	$500,879	$(709,016)	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$44	$—	$231
Notes payable to banks	—	13	11,887	—	11,900
Accounts payable	36,608	13,611	67,991	—	118,210
Accrued expenses	61,129	17,836	43,567	—	122,532
Dividends payable	3,944	—	—	—	3,944

Total current liabilities	101,868	31,460	123,489	—	256,817

Deferred income taxes	32,389	9,620	7,272	—	49,281
Long-term debt, excluding current installments	159,698	—	553	—	160,251
Other noncurrent liabilities	23,739	—	3,774	—	27,513
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	131,580	(313,122)	—
Retained earnings	767,398	169,480	191,718	(361,198)	767,398
Accumulated other comprehensive income	16,953	—	16,953	(16,953)	16,953
Treasury stock	(25,990)	—	—	—	(25,990)

Total Valmont Industries, Inc shareholders' equity	786,261	365,271	343,745	(709,016)	786,261

Noncontrolling interest in consolidated subsidiaries	—	—	22,046	—	22,046

Total shareholders' equity	786,261	365,271	365,791	(709,016)	808,307

Total liabilities and shareholders' equity	$1,103,955	$406,351	$500,879	$(709,016)	$1,302,169

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$33,578	$9,983	$24,235	$(32,027)	$35,769
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	9,994	6,372	8,214	—	24,580
Stock-based compensation	3,168	—	—	—	3,168
Loss on sales of property, plant and equipment	7	7	109	—	123
Equity in losses of nonconsolidated subsidiaries	(557)	—	(362)	—	(919)
Deferred income taxes	(2,918)	(285)	373	—	(2,830)
Other adjustments	—	—	19	—	19
Changes in assets and liabilities:
Receivables	(18,581)	12,224	(25,714)	—	(32,071)
Inventories	2,390	4,779	(12,629)	(650)	(6,110)
Prepaid expenses	(2,030)	(281)	2,372	—	61
Accounts payable	6,250	(1,426)	6,562	—	11,386
Accrued expenses	(2,419)	7,007	(2,919)	—	1,669
Other noncurrent liabilities	(341)		8,237	—	7,896
Income taxes payable/refundable	(4,178)	14,923	496	—	11,241

Net cash flows from operations	24,363	53,303	8,993	(32,677)	53,982

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,469)	(589)	(4,967)	—	(11,025)
Proceeds from sale of property and equipment	10	3	83	—	96
Acquisitions, gross of cash acquired	—	(436,736)	(7,383)	—	(444,119)
Cash acquired through acquisitions	—	—	198,809	—	198,809
Dividends to minority interests	—	—	(3,477)	—	(3,477)
Other, net	14,520	(40,113)	(5,568)	32,677	1,516

Net cash flows from investing activities	9,061	(477,435)	177,497	32,677	(258,200)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(6)	(2,142)	—	(2,148)
Proceeds from long-term borrowings	491,000	—		—	491,000
Principal payments on long-term obligations	(133,228)	—	—	—	(133,228)
Debt issue fees	(3,858)				(3,858)
Activity under intercompany note	(443,702)	443,702	—	—	—
Dividends paid	(7,892)	—	—	—	(7,892)
Proceeds from exercises under stock plans	3,197	—	—	—	3,197
Excess tax benefits from stock option exercises	1,216	—	—	—	1,216
Purchase of treasury shares	(2,676)	—	1,799	—	(877)
Purchase of common treasury shares—stock plan exercises	(1,961)	—	—	—	(1,961)

Net cash flows from financing activities	(97,904)	443,696	343	—	345,449

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,644)	—	(7,644)

Net change in cash and cash equivalents	(64,480)	19,564	178,503	—	133,587
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	17,537	21,230	275,606	—	314,373

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 27, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$78,755	$24,430	$20,422	$(42,517)	$81,090
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,241	6,326	6,143	—	21,710
Stock based compensation	2,993	—	—	—	2,993
(Gain)/ Loss on sale of property, plant and equipment	(11)	54	302	—	345
Equity in (earnings)/losses of nonconsolidated subsidiaries	(495)	—	—	—	(495)
Deferred income taxes	6,611	331	798	—	7,740
Other adjustments	—	—	(239)	—	(239)
Payment of deferred compensation
Changes in assets and liabilities:
Receivables	(5,683)	(10,591)	10,918	—	(5,356)
Inventories	34,236	16,376	14,449	—	65,061
Prepaid expenses	(1,029)	86	(9,426)	—	(10,369)
Accounts payable	133	(3,502)	(3,554)	—	(6,923)
Accrued expenses	(6,121)	(1,346)	(5,767)	—	(13,234)
Other noncurrent liabilities	(1,821)	—	828	—	(993)
Income taxes payable	(3,913)	—	(1,819)	—	(5,732)

Net cash flows from operating activities	112,896	32,164	33,055	(42,517)	135,598

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,647)	(5,088)	(6,815)	—	(24,550)
Dividends to noncontrolling interests	—	—	(289)	—	(289)
Proceeds from sale of assets	20	14	40	—	74
Other, net	12,500	(26,908)	(28,177)	42,517	(68)

Net cash flows from investing activities	(127)	(31,982)	(35,241)	42,517	(24,833)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	(6)	(1,911)	—	(1,917)
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(88,505)	(10)	(113)	—	(88,628)
Dividends paid	(6,813)	—	—	—	(6,813)
Proceeds from exercises under stock plans	3,126	—	—	—	3,126
Excess tax benefits from stock option exercises	1,446	—	—	—	1,446
Purchase of common treasury shares—stock plan exercises	(2,146)	—	—	—	(2,146)

Net cash flows from financing activities	(92,892)	(16)	7,977	—	(84,931)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,861	—	1,861

Net change in cash and cash equivalents	19,877	166	7,652	—	27,695
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$38,866	$1,699	$55,727	$—	$96,262

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

        In the fourth quarter of 2009, we reorganized our Utility Support Structures reporting structure to include oversight of sales and operating income of utility structures on a world-wide basis. Accordingly, we have changed our segment reporting to match our internal reporting structure. Previously, sales and operating profit associated with utility support structure sales outside of North America were included in the Engineered Support Structures segment. Financial information for 2009 has been reclassified to conform to the 2010 presentation. In the second quarter of 2010, we acquired Delta plc. In our segment reporting structure, Delta's financial information is presented in the "Delta segment".

Results of Operations

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	% Incr. (Decr.)	June 26, 2010	June 27, 2009	% Incr. (Decr.)
Consolidated
Net sales	$481,559	$498,810	-3.5%	$848,961	$953,964	-11.0%
Gross profit	128,646	144,681	-11.1%	229,376	272,997	-16.0%
as a percent of sales	26.7%	29.0%		27.0%	28.6%
SG&A expense	91,345	75,265	21.4%	160,425	145,262	10.4%
as a percent of sales	19.0%	15.1%		18.9%	15.2%
Operating income	37,301	69,416	-46.3%	68,951	127,735	-46.0%
as a percent of sales	7.7%	13.9%		8.1%	13.4%
Net interest expense	7,337	3,692	98.7%	12,943	7,644	69.3%
Effective tax rate	38.9%	32.7%		37.7%	32.8%
Net earnings attributable to Valmont Industries, Inc.	17,115	44,230	-61.3%	33,578	80,094	-58.1%
Earnings per share attributable to Valmont Industries, Inc.—diluted	$0.65	$1.69		$1.27	$3.05
Engineered Support Structures segment
Net sales	$134,052	$145,352	-7.8%	$239,956	$275,711	-13.0%
Gross profit	34,536	38,350	-9.9%	62,440	70,234	-11.1%
SG&A expense	26,463	26,770	-1.1%	51,756	52,232	-0.9%
Operating income	8,073	11,580	-30.3%	10,684	18,002	-40.7%
Utility Support Structures segment
Net sales	$112,503	$215,700	-47.8%	$225,432	$399,102	-43.5%
Gross profit	27,365	69,272	-60.5%	57,839	126,265	-54.2%
SG&A expense	15,423	19,429	-20.6%	31,191	35,947	-13.2%
Operating income	11,942	49.843	-76%	26,648	90,318	-70.5%
Coatings segment
Net sales	$27,311	$22,412	21.9%	$49,477	$46,281	6.9%
Gross profit	11,157	9,958	12.0%	18,814	19,437	-3.2%
SG&A expense	3,571	3,565	0.2%	6,696	7,053	-5.1%
Operating income	7,586	6,393	18.7%	12,118	12,384	-2.1%
Irrigation segment
Net sales	$112,157	$101,038	11.0%	$220,793	$204,095	8.2%
Gross profit	30,754	21,935	40.2%	59,131	46,151	28.1%
SG&A expense	14,158	12,135	16.7%	27,137	24,381	11.3%
Operating income	16,596	9,800	69.3%	31,994	21,770	47.0%
Delta
Net sales	$74,165	$—	NA	$74,165	$—	NA
Gross profit	18,270	—	NA	18,270	—	NA
SG&A expense	11,057	—	NA	11,057	—	NA
Operating income	7,213	—	NA	7,213	—	NA
Other
Net sales	$21,371	$14,308	49.4%	$39,138	$28,775	36.0%
Gross profit	7,256	5,279	37.5%	13,442	11,006	22.1%
SG&A expense	2,055	1,786	15.1%	3,977	3,910	1.7%
Operating income	5,201	3,493	48.9%	9,465	7,096	33.4%
Net Corporate expense
Gross profit	$(692)	$(113)	512.4%	$(560)	$(96)	483.3%
SG&A expense	18,618	11,580	60.8%	28,611	21,739	31.6%
Operating loss	(19,310)	(11,693)	65.1%	(29,171)	(21,835)	33.6%

  Acquisition of Delta plc

        On March 4, 2010, we made an offer to acquire all the ordinary shares of Delta plc ("Delta"), a public company traded on the London Stock exchange under the symbol "DLTA". The offer price was £1.85 per ordinary share, with a total estimated purchase price of $436.7 million. To manage the foreign exchange risk associated with the offer, we executed a forward foreign exchange contract with a multinational bank, whereby, if the acquisition was completed, the required British pound sterling would be delivered to us at a fixed exchange rate of $1.5353/£ to complete the acquisition. In accordance with takeover rules in the United Kingdom, we established funding for the purchase price and related acquisition costs by a combination of $264 million in restricted cash (comprised of cash balances of $83 million and $181 million in borrowings under our revolving credit agreement) and a $200 million bank bridge loan commitment. In April 2010, we issued $300 million of senior unsecured notes, terminated the bridge loan and reduced our revolving credit agreement borrowings to approximately $85 million. We completed the acquisition on May 12, 2010 and we now own 100% of Delta's ordinary shares.

        We began consolidating Delta's financial results in our consolidated financial statements beginning on May 12, 2010. Delta's sales and operating income included in our consolidated results were $74.2 million and $7.2 million, respectively, for both the second quarter and year-to-date periods ended June 26, 2010.

        In the second quarter and first half of 2010, certain expenses were incurred in our condensed consolidated statement of operations that were associated with the Delta acquisition. These expenses included:

  •
  SG&A expenses of $11.9 million and $14.1 million, respectively, related to acquisition costs such as investment banking fees, due diligence costs and other expenses directly associated with the acquisition. These costs, under applicable accounting standards, are required to be recorded as expenses as incurred.

  •
  Interest expenses aggregating $2.4 million and $5.1 million, respectively related to fees and expenses to establish the bridge loan and borrowing costs incurred to finance the acquisition.

        The after-tax impact of these expenses on our net earnings for the quarter and year-to-date periods ended June 26, 2010 was approximately $12.0 million and $15.3 million, respectively.

  Overview

        On a consolidated basis, the sales decreases in the second quarter and year-to-date periods ended June 26, 2010, as compared with the same periods of 2009, were mainly due to a combination of lower sales unit volumes and lower average selling prices. These decreases were offset somewhat by currency translation effects (approximately $2.2 million and $10.5 million, respectively), as the U.S. dollar, on average, was weaker in relation to the Canadian dollar, Brazilian real and South Africa rand in 2010, as compared with 2009. For the company as a whole our second quarter and year-to-date 2010 sales unit volumes were approximately 11% lower in 2010 than 2009. On a reportable segment basis, the most significant sales unit volume decrease was in the Utility Support Structures ("Utility") segment, offset somewhat by increased unit sales volumes in the Irrigation and Coatings segments. Lower unit sales prices and unfavorable sales mix also contributed the lower net sales recorded in the first half and second quarter of 2010, as compared with 2009. Sales price decreases in 2010, as compared with 2009, resulted from a combination of weaker sales demand in most of our businesses and falling steel prices throughout much of 2009. Second quarter and year-to-date sales in 2010 also included $74.2 million reported by Delta plc ("Delta"), a formerly publicly-traded company in the U.K., which was acquired on May 12, 2010. In our segment reporting structure, Delta's financial information was presented as the "Delta" segment.

        The gross profit margin (gross profit as a percent of sales) in 2010 was slightly lower than 2009, for both the second quarter and year-to-date periods ended June 26, 2010. These decreases in gross profit margins were mainly due to lower gross margins in the Utility segment, where we were impacted by lower sales volumes, a more competitive pricing environment and an unfavorable sales mix. During 2010, we experienced rising steel costs, whereas last year, steel costs were falling. Approximately 35% of our inventory is valued using the last-in first-out (LIFO) method of inventory valuation. In periods of rising prices, we report lower gross profit and operating income under the LIFO inventory valuation as compared with average cost or first-in first-out methods. In the second quarter and first half of 2010, we recorded $4.1 million and $7.6 million of expense due to LIFO, which reduced 2010 gross profit.

        Selling, general and administrative (SG&A) spending for the second quarter and first half of fiscal 2010, as compared with the same periods in 2009, increased due to the following factors:

  •
  Transaction-related expenses associated with the Delta transaction ($11.9 million and $14.1 million, respectively). These expenses were related to investment banking fees, due diligence costs and other direct costs associated with the acquisition. These expenses are reported as part of "General corporate expense";

  •
  Delta's SG&A expenses from May 12, 2010 to June 26, 2010 of $11.1 million were included in 2010 consolidated second quarter and year-to-date SG&A expenses.

        These increases were somewhat offset by lower employee incentive expenses in 2010, as compared with 2009 (approximately $2.2 million and $5.1 million, respectively), lower sales commissions related to lower net sales in 2010, as compared with 2009 (approximately $0.7 million and $1.7 million, respectively) and other expense reductions in 2010 associated with lower sales and profitability this year, as compared with 2009. In the aggregate, exclusive of the SG&A expenses related to Delta's operations and its expenses incidental to its acquisition, SG&A spending was down approximately $6.9 million and $10.0 million, respectively for the second quarter and year-to-date periods ended June 26, 2010 as compared with the same periods in 2009.

        On a reportable segment basis, all segments except the Irrigation and Coatings segments reported lower operating income in the second quarter of 2010, as compared with 2009. On a year-to-date basis, the Irrigation segment was the only reportable segment to report improved operating income in 2010, as compared with 2009.

        The increase in net interest expense in the second quarter and year-to-date periods ended June 26, 2010, as compared with the same periods in 2009, was mainly due to interest associated with the $300 million in senior unsecured notes issued in April 2010 and approximately $0.5 million and $2.9 million, respectively, of bank fees incurred related to providing the required bridge loan funding commitment for the Delta acquisition. Excluding the impact of financing costs incidental to the Delta acquisition, net interest expense was lower in 2010, as compared with 2009, due to average lower borrowing levels in 2010, as compared with 2009. "Other" income was lower in the second quarter of 2010, as compared with 2009, mainly due to lower investment income related to our non-qualified deferred compensation plan this year (approximately $0.8 million) and foreign currency transaction gains incurred in 2009 that did not repeat in 2010.

        The increase in the effective income tax rate in the second quarter and year-to-date period ended June 26, 2010, as compared with the same periods in 2009, was mainly due to the non-deductibility of a portion of the Delta acquisition expenses incurred in 2010. Our cash flows provided by operations were approximately $54.0 million in the first half of 2010, as compared with $135.6 million in the first half of 2009. Lower net earnings in 2010, as compared with 2009, and the significant decrease in inventories recorded in the first half of 2009 were the main reasons for the lower operating cash flow in 2010.

  Engineered Support Structures (ESS) segment

        The decrease in net sales in the second quarter and first half of 2010, as compared with the same period in 2009, was mainly due to lower sales volumes and lower sales prices in both the lighting and communication structures product lines. In the Lighting product line in the second quarter, lower sales in international markets were offset to a degree by improved sales in North America. The increase in North American sales in the second quarter of 2010, as compared with the same period in 2009, was due to stronger customer demand for lighting and traffic poles in the transportation market channel, while sales were lower in the commercial market channel. Year-to-date sales unit volumes in North America in 2010 were comparable with 2009. In the transportation market, the sales improvement this quarter was the result of better order flow in 2010 over a very weak first half of 2009. Despite the increase in transportation sales, we believe sales demand was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. The commercial lighting market remains weak, due to continued softness in the commercial and residential construction markets. In Europe, sales were lower in the second quarter and first half of 2010, as compared with 2009. As most economies in Europe are weak, governments have cut spending (including for infrastructure projects) to cope with budgetary deficits. The decrease in European lighting sales in 2010, as compared with 2009, was also related to certain project sales in developing markets in 2009 that did not repeat in 2010. Lighting structure sales in China, while a relatively small portion of global lighting sales, improved in 2010, as compared with 2009, due to increased sales efforts.

        Sales in the communication structures product line were lower in the second quarter and first half of 2010, as compared with 2009, in both North America and China. In North America, general slowness in the wireless communication structures market, severe winter weather conditions and lower sign structure sales all contributed to lower sales this year. In China, sales of wireless communication structures likewise were lower in 2010, as compared with 2009. In 2010, annual supply contracts with the various carriers are being settled later than in the past and we believe there is some continuing coordination of the wireless networks in China that is impacting network development at this time.

        Operating income in the ESS segment was lower in the second quarter and first half of 2010, as compared with 2009, due mainly to lower lighting and wireless communication sales volumes and pricing pressures due to weak market conditions. The impact of lower sales on operating profit was mitigated to an extent by factory operational improvements. SG&A expenses were lower in 2010, as compared with 2009, due to various cost containment actions in the segment this year.

  Utility Support Structures (USS) segment

        In the USS segment, the sales decrease in 2010, as compared with 2009, was due to the combination of lower sales unit volumes in the U.S. and lower average unit selling prices. The decrease in unit sales (in tons) in the second quarter and first half of 2010 in the U.S. was approximately 40%. The record sales performance realized in 2009 was in part related to the large backlog at the end of the 2008 fiscal year, which was the result of substantial order intake in the last half of 2008. At the end of fiscal 2009, our sales order backlog was less than half of the year-end 2008 backlog. During 2009 and continuing into 2010, the economic recession in the U.S. resulted in a drop in electricity demand. Accordingly, our customers reduced their purchases of structures and delayed scheduled projects. In addition, price competition became more significant, especially in light of falling steel prices throughout most of 2009 and generally lower levels of transmission and substation spending this year by utility companies. In international markets, sales in the second quarter and first half of 2010 improved over 2009, the result of increased project sales into new markets, offset by lower sales volumes in China.

        The decrease in operating income in 2010, as compared with 2009, was a result of lower sales volumes, lower average selling prices and an unfavorable sales mix. The decrease in SG&A expenses in the second quarter and first half of 2010, as compared with the same periods in 2009, primarily resulted from lower employee incentives related to the decrease in operating income this year (approximately $1.6 million and $3.0 million, respectively) and decreased commissions (approximately $1.0 million and $1.7 million, respectively) due to lower net sales this year.

  Coatings segment

        Net sales in the Coatings segment increased in the second quarter and first half of 2010, as compared with 2009, resulted mainly from improved sales unit volumes. Galvanizing unit volumes in 2010 were approximately 7% higher in the second quarter of 2010 as compared with the same period in 2009. On a year-to-date basis, galvanizing unit volumes in 2010 were comparable to 2009. We attribute the increase in sales demand to slightly stronger industrial economic conditions in our geographic market areas.

        The increase in segment operating income in the second quarter of 2010, as compared with the same period in 2009, was due to improved sales volumes and the associated operating leverage, offset somewhat by rising zinc costs that were not recovered through sales price increases. Increases in the average cost of zinc in the second quarter and first half of 2010, as compared with 2009, amounted to approximately $1.5 million and $3.2 million, respectively. These cost increases were largely offset by factory efficiencies and increased sales volume. SG&A expenses for the segment in 2010 were comparable with 2009.

  Irrigation segment

        Irrigation segment net sales in the second quarter and first half of 2010 improved, as compared with the same periods in 2009, due to stronger sales volumes in North America and currency translation effects on international sales (approximately $2.2 million and $5.6 million, respectively). In North America, we believe improved demand for irrigation equipment in 2010 over a weak 2009 resulted from improvement in grower sentiment and expected net farm income. North American sales of service parts in 2010 lagged 2009, which we believe was due to generally wet weather conditions throughout much of the U.S. this year. Wet weather conditions generally results in less utilization of irrigation machines and, accordingly, lower sales of service parts. In international markets, sales unit volumes were slightly lower in 2010, as compared with 2009, due mainly to lower multi-system project sales in 2010, offset somewhat by stronger market conditions in Latin America, Europe and Australia.

        Operating income for the segment improved in 2010 over 2009, due to improved sales unit volumes in North America, lower raw material prices and a stronger international sales mix. SG&A expenses increased mainly due to the costs associated with business development activities.

  Delta segment

        The Delta segment includes the consolidated operations of Delta plc from May 12, 2010 forward. Included in the operating income for the quarter ended June 26, 2010 was approximately $2.0 million of depreciation and amortization expenses associated with the allocation of purchase price of the business to tangible assets and finite-lived intangible assets. Delta's operations include the following product lines:

  •
  Galvanizing services, similar to that provided by our Coatings segment;

  •
  Engineered steel products, including steel structural grating for industrial and architectural application, poles for lighting, utility and wireless communication applications, grinding media for the mining industry and highway safety products;

  •
  Manganese dioxide, mainly for use in disposable batteries

Other

        This unit mainly includes our industrial tubing and fasteners operations. The increase in sales and operating income in 2010, as compared with 2009, primarily was due to improved sales demand for tubing products.

  Net corporate expense

        Net corporate expense increased in the second quarter and first half of 2010, as compared with 2009, due to expenses incurred in relation to the Delta acquisition (approximately $11.9 million and $14.1 million, respectively). This increase was somewhat offset by lower employee incentive accruals (approximately $2.8 million and $4.9 million, respectively) and other decreases in discretionary spending.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $702.3 million at June 26, 2010, as compared with $458.6 million at December 26, 2009. The increase in net working capital in 2010 mainly resulted from the Delta acquisition of $300.3, offset to a degree by cash on hand used to fund part of the Delta acquisition. Operating cash flow was $54.0 million for the first half of 2010, as compared with $135.6 million for the same period in 2009. The decrease in operating cash flow in 2010 mainly was the result of lower net earnings 2010, as compared with 2009 and the significant cash flow generated in 2009 through inventory reductions. Accounts receivable turnover in 2010 was comparable with 2009.

        Investing Cash Flows—Capital spending in the first half of 2010 was $11.0 million, as compared with $24.6 million in 2009. We expect our capital spending for the 2010 fiscal year to be approximately $45 million. Investing cash flows for fiscal 2010 included $237.8 million related to the Delta, net of cash on Delta's balance sheet at May 12, 2010 and an aggregate of approximately $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased from $172.4 million at December 26, 2009 to $527.9 million as of March 27, 2010. The increase in borrowings in the first half of 2010 was predominantly associated with the $300 million of senior unsecured notes and borrowings under our revolving credit agreement to finance a portion of the Delta acquisition.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 26, 2010, our long-term debt to invested capital ratio was 31.0%, as compared with 15.2% at December 26, 2009. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2010.

        Our debt financing at June 26, 2010 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $49.8 million, $45.5 million of which was unused at June 26, 2010. Our long-term debt principally consists of:

  •
  $150 million of senior subordinated notes that bear interest at 6.875% per annum and are due in May 2014. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries. We are allowed to repurchase all or a portion of the notes at the following redemption prices (stated as a percentage of face value):

Redemption Price
Until May 1, 2011	102.292%
From May 1, 2011 until May 1, 2012	101.146%
After May 1, 2012	100.000%
  •
  $300 million of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by the same subsidiaries as our senior subordinated notes.

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

        At June 26, 2010, we had $58.0 million in outstanding borrowings under the revolving credit agreement, at a weighted average annual interest rate of 1.55%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the proposed Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 26, 2010, we had the ability to borrow an additional $198.6 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At June 26, 2010, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at June 26, 2010 were as follows (including Delta on a pro forma basis, as per our covenants):

Interest-bearing debt	527,935
EBITDA—last 12 months	295,469
Leverage ratio	1.79
EBITDA—last 12 months	295,469
Interest expense—last 12 months	22,058
Interest earned ratio	13.40

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

Financial Obligations and Financial Commitments

        Other than our additional borrowings under our senior unsecured notes and revolving credit agreement related to the Delta acquisition, there have been no material changes to our financial obligations and financial commitments as described beginning on page 37 in our Form 10-K for the year ended December 26, 2009. Our financial commitments at June 26, 2010 were as follows:

Contractual Obligations	Total	2010	2011-2012	2013-2014	After 2014
Long-term debt	$518.3	$0.1	$0.6	$208.5	$309.1
Interest	243.5	15.6	62.3	55.8	109.8
Delta pension plan contributions	98.2	—	21.8	21.8	54.6
Operating leases	84.2	8.8	24.0	15.8	35.6
Unconditional purchase commitments	6.0	6.0	—	—	—

Total contractual cash obligations	$950.2	$30.5	$108.7	$301.9	$509.1

        Long-term debt principally consisted of $150.0 million of senior subordinated notes and $300.0 million of senior unsecured notes. At June 26, 2010, we had $58.0 million of outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.3 million at June 26, 2010. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2010. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At June 26, 2010, we had approximately $38.7 million of various long-term liabilities that were recorded at fair value related to the Delta acquisition and $2.3 million of various unrecognized income tax benefits. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 26, 2009.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-41 on our Form 10-K for the fiscal year ended December 26, 26, 2009 during the quarter ended June 26, 2010. Due to the acquisition of Delta plc in the second quarter of 2010, we have added the following as a critical accounting policy:

        Pension Benefits—In connection with our acquisition of Delta plc in the 2nd quarter of fiscal 2010, we assumed the obligations of its defined benefit pension plan for qualifying employees in the United Kingdom. We use third-party actuaries to assist us in properly measuring the liabilities and expenses associated with accounting for pension benefits to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets.

        We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

  •
  Discount rate is based on an annualized yield on the iBoxx over 15-year AA-rated bond index.

  •
  Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions. Most of the assets in the pension plan are invested in corporate bonds, the expected return of which are estimated based on risk-free bonds ("gilts" in the U.K.), plus a risk premium of 75 to 125 basis points. The long-term expected returns on equities are based on historic performance over the long-term.

The following tables present the key assumptions used to measure pension expense for 2010 and the estimated impact on 2010 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	5.60%
Expected return on plan assets	5.51%
Inflation	3.70%

Assumptions In Millions of Dollars	Increase in Pension Expense
1.00% decrease in discount rate	$0.6
1.00% decrease in expected return on plan assets	$2.1
1.00% increase in inflation	$1.5

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 26, 2010. For additional information, refer to the section "Risk Management" beginning on page 38 in our Form 10-K for the fiscal year ended December 26, 2009.

Item 4.    Controls and Procedures

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer,

of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. We acquired Delta plc ("Delta") in the second quarter of 2010, and it represented approximately 39% of our total assets as of June 26, 2010. As the acquisition occurred in the second quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Delta. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

        No changes in the Company's internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2010 to April 24, 2010	4,013	$85.81	—	—
April 25, 2010 to May 29, 2010	900	$79.30	—	—
May 30, 2010 to June 26, 2010	—	—	—	—

Total	4,913	$84.62	—	—

        During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On April 27, 2010, the Company's Board of Directors declared a quarterly cash dividend on common stock of 16.5 cents per share, which was paid on July 15, 2010, to stockholders of record June 25, 2010. The indicated annual dividend rate is 66 cents per share.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 26, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 2nd day of August, 2010.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 26, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).