Form 10-Q
period 2010-09-25
VALMONT INDUSTRIES INC
filed 2010-10-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
Or
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

26,350,190
Outstanding shares of common stock as of October 25, 2010

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	$527,831	$434,010	$1,376,792	$1,387,974
Cost of sales	395,310	297,652	1,014,895	978,619

Gross profit	132,521	136,358	361,897	409,355
Selling, general and administrative expenses	85,378	73,625	245,803	218,887

Operating income	47,143	62,733	116,094	190,468

Other income (expenses):
Interest expense	(8,487)	(3,587)	(22,878)	(11,847)
Interest income	1,733	370	3,181	986
Other	58	2,106	28	1,916

	(6,696)	(1,111)	(19,669)	(8,945)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	40,447	61,622	96,425	181,523

Income tax expense (benefit):
Current	15,694	22,779	39,652	54,345
Deferred	(1,914)	(2,441)	(4,744)	5,299

	13,780	20,338	34,908	59,644

Earnings before equity in earnings of nonconsolidated subsidiaries	26,667	41,284	61,517	121,879
Equity in earnings of nonconsolidated subsidiaries	1,068	84	1,987	579

Net earnings	27,735	41,368	63,504	122,458

Less: Earnings attributable to noncontrolling interests	(1,800)	(894)	(3,991)	(1,890)

Net earnings attributable to Valmont Industries, Inc.	$25,935	$40,474	$59,513	$120,568

Earnings per share attributable to Valmont Industries, Inc.—Basic	$0.99	$1.56	$2.28	$4.65

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$0.98	$1.53	$2.25	$4.59

Cash dividends per share	$0.165	$0.150	$0.480	$0.430

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,133	25,963	26,084	25,936

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,404	26,402	26,420	26,257

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$323,150	$180,786
Receivables, net	400,683	259,521
Inventories	296,335	210,611
Prepaid expenses and other current assets	29,731	22,143
Refundable and deferred income taxes	35,576	42,361

Total current assets	1,085,475	715,422

Property, plant and equipment, at cost	858,051	675,446
Less accumulated depreciation and amortization	(423,595)	(392,358)

Net property, plant and equipment	434,456	283,088

Goodwill	294,111	178,320
Other intangible assets, net	190,595	96,378
Other assets	54,733	28,961

Total assets	$2,059,370	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$243	$231
Notes payable to banks	14,449	11,900
Accounts payable	179,131	118,210
Accrued employee compensation and benefits	78,088	66,611
Accrued expenses	86,641	55,921
Dividends payable	4,348	3,944

Total current liabilities	362,900	256,817

Deferred income taxes	82,932	49,281
Long-term debt, excluding current installments	482,932	160,251
Defined benefit pension liability	124,663	—
Deferred compensation	23,455	19,013
Other noncurrent liabilities	45,904	8,500
Shareholders' equity:
Preferred stock
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	817,117	767,398
Accumulated other comprehensive income (loss)	24,456	16,953
Treasury stock	(25,382)	(25,990)

Total Valmont Industries, Inc. shareholders' equity	844,091	786,261

Noncontrolling interest in consolidated subsidiaries	92,493	22,046

Total shareholders'equity	936,584	808,307

Total liabilities and shareholders' equity	$2,059,370	$1,302,169

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net earnings	$63,504	$122,458
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	41,829	33,639
Stock-based compensation	4,712	4,814
Loss on sales of property, plant and equipment	1,513	807
Equity in earnings of nonconsolidated subsidiaries	(1,987)	(579)
Deferred income taxes	(4,744)	5,299
Other	—	(238)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(44,046)	37,945
Inventories	4,390	102,820
Prepaid expenses	1,063	(11,556)
Accounts payable	(22,674)	(19,949)
Accrued expenses	19,230	(1,262)
Other noncurrent liabilities	10,254	(737)
Income taxes payable/refundable	12,295	(7,035)

Net cash flows from operating activities	85,339	266,426

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,283)	(38,718)
Proceeds from sale of assets	11,090	595
Acquisitions (net of cash acquired of $198,810)	(249,057)	—
Dividends to noncontrolling interests	(12,265)	(289)
Dividends from nonconsolidated subsidiaries	9,606	—
Other, net	2,062	(2,454)

Net cash flows from investing activities	(258,847)	(40,866)

Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	2,549	5,398
Proceeds from long-term borrowings	491,000	10,001
Principal payments on long-term obligations	(168,271)	(175,909)
Dividends paid	(12,240)	(10,753)
Debt issuance costs	(3,858)	—
Proceeds from exercises under stock plans	3,390	4,549
Excess tax benefits from stock option exercises	1,479	1,954
Purchase of treasury shares	(878)	—
Purchase of common treasury shares—stock plan exercises	(2,144)	(3,440)

Net cash flows from financing activities	311,027	(168,200)

Effect of exchange rate changes on cash and cash equivalents	4,845	3,917

Net change in cash and cash equivalents	142,364	61,277
Cash and cash equivalents—beginning of year	180,786	68,567

Cash and cash equivalents—end of period	$323,150	$129,844

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 27, 2008	$27,900	$—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Comprehensive income:
Net earnings	—	—	120,568	—	—	1,890	122,458
Currency translation adjustment	—	—	—	15,314	—	2,800	18,114

Total comprehensive income	—	—	—	—	—	—	140,572
Cash dividends ($0.43 per share)	—	—	(11,292)	—	—	—	(11,292)
Dividends to noncontrolling interests	—	—	—	—	—	(289)	(289)
Stock plan exercises; 49,709 shares purchased	—	—	—	—	(3,440)	—	(3,440)
Stock options exercised; 152,864 shares issued	—	(6,410)	7,254	—	3,705	—	4,549
Tax benefit from exercise of stock options		1,954	—	—	—	—	1,954
Stock option expense	—	3,061	—	—	—	—	3,061
Stock awards; 9,746 shares issued	—	1,395	—	—	436	—	1,831

Balance at September 26, 2009	$27,900	$—	$740,784	$14,781	$(26,789)	$21,246	$777,922

Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:	—
Net earnings	—	—	59,513	—	—	3,991	63,504
Currency translation adjustment	—	—	—	7,503	—	2,503	10,006

Total comprehensive income	—	—	—	—	—	—	73,510
Cash dividends ($0.480 per share)	—	—	(12,641)	—	—	—	(12,641)
Dividends to noncontrolling interests	—	—	—	—	—	(12,265)	(12,265)
Purchase of noncontrolling interest	—	(3,754)	—	—	—	(3,311)	(7,065)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Purchase of 12,351 treasury shares	—	—	—	—	(878)	—	(878)
Stock options exercised; 84,900 shares issued	—	(2,437)	2,847	—	2,980	—	3,390
Stock plan exercises; 29,095 shares purchased	—	—	—	—	(2,144)	—	(2,144)
Tax benefit from exercise of stock options	—	1,479	—	—	—	—	1,479
Stock option expense	—	3,675	—	—	—	—	3,675
Stock awards; 9,088 shares issued	—	1,037	—	—	650	—	1,687

Balance at September 25, 2010	$27,900	$—	$817,117	$24,456	$(25,382)	$92,493	$936,584

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 25, 2010, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 25, 2010 and September 26, 2009, the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 25, 2010 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2009. The results of operations for the periods ended September 25, 2010 are not necessarily indicative of the operating results for the full year.

  Inventories

        At September 25, 2010, approximately 33.7% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $45,900 and $39,500 at September 25, 2010 and December 26, 2009, respectively.

        Inventories consisted of the following:

	September 25, 2010	December 26, 2009
Raw materials and purchased parts	$145,705	$112,911
Work-in-process	26,335	20,217
Finished goods and manufactured goods	170,192	117,032

Subtotal	342,232	250,160
LIFO reserve	45,897	39,549

Net inventory	$296,335	$210,611

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 25, 2010, 1,084,185 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock option for the thirteen and thirty-nine weeks ended September 25, 2010 and September 26, 2009, respectively, were as follows:

	Thirteen Weeks Ended September 25, 2010	Thirteen Weeks Ended September 26, 2009	Thirty-nine Weeks Ended September 25, 2010	Thirty-nine Weeks Ended September 26, 2009
Compensation expense	$1,218	$1,021	$3,675	$3,061
Income tax benefits	469	394	1,415	1,178

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

		Fair Value Measurement Using:
	Carrying Value September 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$17,776	$17,776	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,653	$15,653	$—	$—

  Recently Issued Accounting Pronouncements

        In fiscal 2010, the Company implemented the provisions of updated ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets. The update to ASC 860 eliminated the qualifying special purpose entity ("QSPE") concept, established conditions for reporting a transfer of a portion of a financial asset as a sale, clarified the financial-asset derecognition criteria, revised how interests retained by the transferor in a sale of financial assets initially are measured, and removed the guaranteed mortgage securitization recharacterization provisions. The implementation of this new accounting guidance had no impact on the Company's condensed consolidated financial statements for the fiscal period ended September 25, 2010.

2. Acquisition of Delta plc

        On March 10, 2010, the Company commenced a cash offer for all of the issued and to be issued ordinary share capital of Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The acquisition was completed on May 12, 2010 and the Company now owns 100% of the ordinary shares of Delta. The price paid per share was 185 pence in cash for each Delta share, or £284,463, or $436,736 based on the contracted average exchange rate of $1.5353 / £. Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials. The Company financed the acquisition with the net proceeds from an April 2010 sale of $300 million of senior notes at an interest rate of 6.625% per annum, cash balances of $83 million and borrowings under the Company's revolving credit agreement. The factors that contributed to a purchase price resulting in the recognition of goodwill,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisition of Delta plc (Continued)

non-deductable for tax purposes, for the acquisition of Delta were to (i) increase the Company's business presence in the Asia Pacific region, (ii) add to its current business activities in the galvanizing and support structures product lines, and (iii) provide growth opportunities in businesses that are not directly related to the Company's current product offerings.

        The Company incurred $0.5 million and $14.6 million of expenses (reported as "Selling, general and administrative expenses") in the thirteen and thirty-nine week periods ended September 25, 2010, respectively, related to the Delta acquisition. These expenses included amounts paid for investment banking fees, due diligence costs and other direct expenses related to the purchase of the Delta shares. From a segment reporting standpoint, these expenses were reported as part of "Net corporate expense".

        The fair value measurement was preliminary at September 25, 2010, subject to and further management reviews and assessments of the preliminary fair values of the assets acquired and liabilities assumed. The Company expects the fair value measurement process to be completed in the fourth quarter of 2010.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At May 12, 2010
Current assets	$406,544
Property, plant and equipment	162,435
Other long-term assets	28,136
Intangible assets	100,716
Goodwill	111,503

Total fair value of assets acquired	$809,334

Current liabilities	106,255
Defined benefit pension liability	118,725
Deferred income taxes	35,871
Other non-current liabilities	32,218
Non-controlling interests	79,529

Total fair value of liabilities assumed and non-controlling interests	372,598

Net assets acquired	$436,736

        Delta disposed of the shares of its subsidiary UPC Holdings, Inc. in December 2000 for approximately $100 million. The buyer caused UPC Holdings to dispose of its assets in January 2001. The IRS in 2005 established that the buyer had a tax liability on the asset sale of $47 million (exclusive of penalties and interest). During 2009-2010, the Internal Revenue Service issued summons requesting documentation related to the UPC Holdings transactions. The summons state that they were issued in connection with UPC's unsatisfied tax liability and Delta's potential transferee liability. Documents have been provided to the IRS in response to the summons. Based on an evaluation of this matter at

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisition of Delta plc (Continued)

the May 12, 2010 date of acquisition, the Company established a provision in the amount of $20 million to address certain legal and factual uncertainties, which amount is included in "Other non-current liabilities".

        The Company's Condensed Consolidated Statements of Operations for the quarterly and year-to-date periods ended September 25, 2010 included net sales of $131,357 and $205,522, respectively and net earnings of $6,171 and $9,992, respectively, resulting from Delta's operations from May 12, 2010 until September 25, 2010.

        The Company's pro forma results of operations for the thirteen and thirty-nine weeks ended September 26, 2009 and September 25, 2010, assuming that the acquisition occurred at the beginning of 2009 was as follows:

	Thirteen Weeks Ended September 26, 2009	Thirty-nine Weeks Ended September 25, 2010	Thirty-nine Weeks Ended September 26, 2009
Net sales	$557,123	$1,569,210	$1,762,192
Net earnings	47,535	64,512	124,869
Earnings per share—diluted	$1.80	$2.49	$4.81

        Based on the results of an independent valuation, the Company allocated $100,716 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Delta acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$36,540	Indefinite
Customer Relationships	58,188	12.0
Proprietary Technology	5,988	5.0

	$100,716

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill was performed and completed during the third quarter of 2010. As a result of that testing, it was determined that the goodwill on the Company's Condensed Consolidated Balance Sheet was not impaired, although the fair value of the North American Communications Structures reporting unit, which has approximately $6.1 million of goodwill, was not substantially higher than carrying value. The Company will continue to monitor changes in the global economy and industry operating conditions that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual impairment test.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at September 25, 2010 and December 26, 2009 were as follows:

	As of September 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$156,547	$34,898	13 years
Proprietary Software & Database	2,626	2,540	6 years
Patents & Proprietary Technology	9,579	1,959	8 years
Non-compete Agreements	1,680	997	6 years

	$170,432	$40,394

	As of December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,289	$27,559	14 years
Proprietary Software & Database	2,627	2,434	6 years
Patents & Proprietary Technology	3,466	1,257	13 years
Non-compete Agreements	1,704	823	6 years

	$105,086	$32,073

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 25, 2010 and September 26, 2009, respectively was as follows:

Thirteen Weeks Ended September 25, 2010	Thirteen Weeks Ended September 26, 2009	Thirty-nine Weeks Ended September 25, 2010	Thirty-nine Weeks Ended September 26, 2009
$3,521	$2,419	$8,295	$6,534

Estimated Amortization Expense
2010	$11,892
2011	14,032
2012	13,984
2013	13,087
2014	12,664

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 25, 2010 and December 26, 2009 were as follows:

	September 25, 2010	December 26, 2009
Webforge	$16,913	$—
Newmark	11,111	11,111
Ingal EPS/Ingal Civil Products	8,926	—
Donhad	6,734	—
PiRod	4,750	4,750
Industrial Galvanizers	4,698	—
Other	7,425	7,504

	$60,557	$23,365

        The Webforge, Ingal, Donhad and Industrial Galvanizers trade names were acquired as part of the Delta acquisition. Trade names were tested for impairment separately from goodwill in the third quarter of 2010. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired, except for the PiRod trade name, which may be impaired and is undergoing further evaluation by the Company. The Company plans to complete its valuation of this trade name in the fourth quarter of 2010.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Goodwill

        The carrying amount of goodwill as of September 25, 2010 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Delta Segment	Total
Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$—	$178,320
Acquisition	—	—	—	—	111,503	111,503
Foreign currency translation	(451)	—	—	—	4,739	4,288

Balance September 25, 2010	$54,887	$77,141	$43,777	$2,064	$116,242	$294,111

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	September 25, 2010	September 26, 2009
Interest	$10,258	$10,104
Income taxes	25,543	59,940

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 25, 2010:
Net earnings attributable to Valmont Industries, Inc.	$25,935	—	$25,935
Shares outstanding	26,133	271	26,404
Per share amount	$0.99	(.01)	$0.98
Thirteen weeks ended September 26, 2009:
Net earnings attributable to Valmont Industries, Inc.	$40,474	—	$40,474
Shares outstanding	25,963	439	26,402
Per share amount	$1.56	(.03)	$1.53
Thirty-nine weeks ended September 25, 2010:
Net earnings attributable to Valmont Industries, Inc.	$59,513	—	$59,513
Shares outstanding	26,084	336	26,420
Per share amount	$2.28	(.03)	$2.25
Thirty-nine weeks ended September 26, 2009:
Net earnings attributable to Valmont Industries, Inc.	$120,568	—	$120,568
Shares outstanding	25,936	321	26,257
Per share amount	$4.65	(.06)	$4.59

        At September 25, 2010 there were 403,867 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 25, 2010. At September 26, 2009 there were 185,773 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 26, 2009.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt

	September 25, 2010	December 26, 2009
6.625% Senior Unsecured Notes(a)	$300,000	$—
6.875% Senior Subordinated Notes(b)	150,000	150,000
Revolving credit agreement(c)	23,000	—
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	1,675	1,982

Total long-term debt	483,175	160,482
Less current installments of long-term debt	243	231

Long-term debt, excluding current installments	$482,932	$160,251

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

(ii)
the higher of

•
The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

•
LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At September 25, 2010, the Company had $23,000 in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.46%, not including facility fees. The

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt (Continued)

  revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At September 25, 2010, the Company had the ability to borrow an additional $233,595 under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at September 25, 2010 and December 26, 2009 were 0.47% and 0.52%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at September 25, 2010.

        The minimum aggregate maturities of long-term debt for each of the four years following 2010 are: $296, $248, $23,249 and $150,255.

7. Defined Benefit Retirement Plan

        Delta provides defined benefit retirement income to eligible employees in the United Kingdom and is the plan sponsor. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has less than ten active members.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the pension benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and inflation. Plan assets are measured at fair value. At the date of the Delta acquisition (May 12, 2010), the Company determined fair value of the PBO and plan assets. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.5353/£ and $1.5679/£ to translate the net pension liability into U.S. dollars at May 12, 2010 and September 25, 2010, respectively.

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

        The components of the net periodic pension expense were as follows for the period from May 12, 2010 to September 25, 2010:

Thousands of Dollars
Net Periodic Benefit Cost:
Service cost	$98
Interest cost	9,755
Expected return on plan assets	(6,404)

Net periodic benefit expense	$3,449

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2010:

Percentages
Discount rate	5.60%
Expected return on plan assets	5.51%
Salary increase	4.70%
Inflation	3.70%

        The discount rate is based on the annualized yield on the iBoxx over the 15-year AA-rated corporate bonds index with cash flows generally matching the Plan's expected benefit payments. The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Defined Benefit Retirement Plan (Continued)

Cash Contributions

        Employer contributions to the pension plan have been set at $9,878 (£6.3 million) per annum in accordance with the Plan's 10-year recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,568 (£1.0 million) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2010 through 2019:

Thousands of Dollars
2010	$5,858
2011	9,537
2012	9,909
2013	10,295
2014	10,698
Years 2015-2019	60,080

Asset Allocation Strategy

        The investment strategy for pension plan assets is to maintain a diversified portfolio mainly in long-term fixed-income securities that are investment grade or government-backed in nature. The plan, as required by U.K. law, has an independent trustee that sets investment policy and consults with representatives of the plan sponsor and independent advisors regularly on such matters.

        The pension plan investments are held in a trust. Most of the pension plan assets are invested in fixed income securities. The debt portfolio is also broadly diversified and invested primarily in U.K. Treasury and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at September 25, 2010.

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

        IRRIGATION:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services; and

        DELTA:    This segment consists of the operations of Delta plc, which was purchased by Valmont on May 12, 2010. The primary product lines in this segment are engineered steel products for industrial access systems, road safety, poles and grinding media, galvanizing services, and manganese materials.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales:
Engineered Support Structures segment:
Lighting & Traffic	115,076	128,553	312,622	347,201
Communication Structures	29,760	32,163	73,946	99,991

Engineered Support Structures segment	144,836	160,716	386,568	447,192
Utility Support Structures segment
Steel	105,097	142,362	304,006	464,661
Concrete	15,300	23,520	42,458	101,409

Utility Support Structures segment	120,397	165,882	346,464	566,070
Coatings segment	35,356	29,683	96,693	88,295
Irrigation segment	88,255	75,230	309,054	279,339
Delta segment	131,357	—	205,522	—
Other	21,338	16,697	68,459	53,457

Total	541,539	448,208	1,412,760	1,434,353
Intersegment Sales:
Engineered Support Structures segment	2,936	3,196	4,712	13,961
Utility Support Structures segment	1,001	553	1,636	1,639
Coatings segment	5,653	7,020	17,513	19,351
Irrigation segment	1	2	7	16
Delta segment	464	—	464	—
Other	3,653	3,427	11,636	11,412

Total	13,708	14,198	35,968	46,379
Net Sales:
Engineered Support Structures segment	141,900	157,520	381,856	433,231
Utility Support Structures segment	119,396	165,329	344,828	564,431
Coatings segment	29,703	22,662	79,180	68,944
Irrigation segment	88,254	75,228	309,047	279,323
Delta segment	130,893	—	205,058	—
Other	17,685	13,271	56,823	42,045

Total	$527,831	$434,010	$1,376,792	$1,387,974

Operating Income (Loss):
Engineered Support Structures segment	$11,680	$13,238	$22,364	$31,240
Utility Support Structures segment	9,255	45,220	35,903	135,538
Coatings segment	8,649	7,581	20,767	19,965
Irrigation segment	10,590	5,560	42,584	27,330
Delta segment	8,170	—	15,383	—
Other	4,228	3,146	13,693	10,242
Net corporate expense	(5,429)	(12,012)	(34,600)	(33,847)

Total	$47,143	$62,733	$116,094	$190,468

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

        The impact to the December 26, 2009 condensed consolidated balance sheet is as follows:

	Parent As previously reported	Parent As corrected	Non- Guarantors As previously reported	Non- Guarantors As corrected	Eliminations As previously reported	Eliminations As corrected
Investment in subsidiaries and intercompany accounts	$672,135	$644,836	$(34,722)	$(9,725)	$(711,318)	$(709,016)
Total assets	1,131,254	1,103,955	475,882	500,879	(711,318)	(709,016)
Additional paid-in capital	—	—	139,577	131,580	(321,119)	(313,122)
Retained earnings	811,650	767,398	158,724	191,718	(372,205)	(361,198)
Accumulated other comprehensive income	—	16,953	—	—	—	(16,953)
Total Valmont Industries, Inc. shareholders' equity	813,560	786,281	318,748	343,271	(711,318)	(709,016)
Total liabilities and shareholders' equity	1,131,254	1,103,855	475,882	500,879	(711,318)	(709,016)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$200,302	$84,440	$280,704	$(37,615)	$527,831
Cost of sales	147,511	64,990	220,474	(37,665)	395,310

Gross profit	52,791	19,450	60,230	50	132,521
Selling, general and administrative expenses	31,801	11,126	42,451	—	85,378

Operating income	20,990	8,324	17,779	50	47,143

Other income (expense):
Interest expense	(8,515)	187	(159)	—	(8,487)
Interest income	4	4	1,725	—	1,733
Other	254	428	(624)	—	58

	(8,257)	619	942	—	(6,696)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	12,733	8,943	18,721	50	40,447

Income tax expense (benefit):
Current	4,594	3,081	8,019	—	15,694
Deferred	(183)	(91)	(1,640)	—	(1,914)

	4,411	2,990	6,379	—	13,780

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	8,322	5,953	12,342	50	26,667
Equity in earnings/(losses) of nonconsolidated subsidiaries	17,613	5,751	1,021	(23,317)	1,068

Net Earnings	25,935	11,704	13,363	(23,267)	27,735
Less: Earnings attributable to noncontrolling interests	—	—	(1,800)	—	(1,800)

Net Earnings attributable to Valmont Industries, Inc.	$25,935	$11,704	$11,563	$(23,267)	$25,935

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$616,823	$217,203	$640,764	$(97,998)	$1,376,792
Cost of sales	456,108	165,722	491,763	(98,698)	1,014,895

Gross profit	160,715	51,481	149,001	700	361,897
Selling, general and administrative expenses	113,581	33,765	98,457	—	245,803

Operating income	47,134	17,716	50,544	700	116,094

Other income (expense):
Interest expense	(22,198)	—	(680)	—	(22,878)
Interest income	116	31	3,034	—	3,181
Other	476	(72)	(376)	—	28

	(21,606)	(41)	1,978	—	(19,669)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	25,528	17,675	52,522	700	96,425

Income tax expense (benefit):
Current	15,637	6,441	17,574	—	39,652
Deferred	(3,101)	(376)	(1,267)	—	(4,744)

	12,536	6,065	16,307	—	34,908

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	12,992	11,610	36,215	700	61,517
Equity in earnings/(losses) of nonconsolidated subsidiaries	46,521	10,077	1,383	(55,994)	1,987

Net Earnings	59,513	21,687	37,598	(55,294)	63,504
Less: Earnings attributable to noncontrolling interests	—	—	(3,991)	—	(3,991)

Net Earnings attributable to Valmont Industries, Inc.	$59,513	$21,687	$33,607	$(55,294)	$59,513

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$225,013	$101,875	$143,657	$(36,535)	$434,010
Cost of Sales	160,249	69,914	104,594	(37,105)	297,652

Gross profit	64,764	31,961	39,063	570	136,358
Selling, general and administrative expenses	37,667	13,121	22,837	—	73,625

Operating income	27,097	18,840	16,226	570	62,733

Other income (expense):
Interest expense	(3,331)	—	(256)	—	(3,587)
Interest income	15	—	355	—	370
Other	1,440	46	620	—	2,106

	(1,876)	46	719	—	(1,111)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	25,221	18,886	16,945	570	61,622

Income tax expense:
Current	9,439	5,872	7,468	—	22,779
Deferred	(789)	1,618	(3,270)	—	(2,441)

	8,650	7,490	4,198	—	20,338

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	16,571	11,396	12,747	570	41,284
Equity in earnings/(losses) of nonconsolidated subsidiaries	23,333	—	—	(23,249)	84

Net earnings	39,904	11,396	12,747	(22,679)	41,368
Less: Earnings attributable to noncontrolling interests	—	—	(894)	—	(894)

Net Earnings attributable to Valmont Industries, Inc.	$39,904	$11,396	$11,853	$(22,679)	$40,474

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net Sales	$732,898	$359,051	$414,983	$(118,958)	$1,387,974
Cost of Sales	530,621	260,205	308,660	(120,867)	978,619

Gross profit	202,277	98,846	106,323	1,909	409,355
Selling, general and administrative expenses	114,842	41,401	62,644	—	218,887

Operating income	87,435	57,445	43,679	1,909	190,468

Other income (expense):
Interest expense	(11,003)	(13)	(831)	—	(11,847)
Interest income	44	1	941	—	986
Other	2,536	149	(769)	—	1,916

	(8,423)	137	(659)	—	(8,945)
Earnings before income taxes, minority interest and equity in earnings/(losses) of nonconsolidated subsidiaries	79,012	57,582	43,020	1,909	181,523

Income tax expense:
Current	22,215	19,807	12,323	—	54,345
Deferred	5,822	1,949	(2,472)	—	5,299

	28,037	21,756	9,851	—	59,644

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	50,975	35,826	33,169	1,909	121,879
Equity in earnings/(losses) of nonconsolidated subsidiaries	67,684	—	—	(67,105)	579

Net earnings	118,659	35,826	33,169	(65,196)	122,458
Less: Earnings attributable to noncontrolling interests	—	—	(1,890)	—	(1,890)

Net Earnings attributable to Valmont Industries, Inc	$118,659	$35,826	$31,279	$(65,196)	$120,568

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$11,946	$919	$310,285	$—	$323,150
Receivables, net	94,877	47,477	258,329	—	400,683
Inventories	71,276	35,216	189,843	—	296,335
Prepaid expenses	4,417	760	24,554	—	29,731
Refundable and deferred income taxes	15,004	7,261	13,311	—	35,576

Total current assets	197,520	91,633	796,322	—	1,085,475

Property, plant and equipment, at cost	414,108	95,344	348,599	—	858,051
Less accumulated depreciation and amortization	269,066	49,077	105,452	—	423,595

Net property, plant and equipment	145,042	46,267	243,147	—	434,456

Goodwill	20,108	107,542	166,461	—	294,111
Other intangible assets	863	69,813	119,919	—	190,595
Intercompany Note Receivable	443,702	—	—	(443,702)	—
Investment in subsidiaries and intercompany accounts	647,189	562,390	(469,018)	(740,561)	—
Other assets	28,433	—	26,300	—	54,733

Total assets	$1,482,857	$877,645	$883,131	$(1,184,263)	$2,059,370

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	—	$56	$—	$243
Notes payable to banks	—	2	14,447	—	14,449
Accounts payable	40,630	14,642	123,859		179,131
Accrued expenses	69,675	8,033	87,021	—	164,729
Dividends payable	4,348	—	—	—	4,348

Total current liabilities	114,840	22,677	225,383	—	362,900

Deferred income taxes	15,387	24,308	43,237	—	82,932
Long-term debt, excluding current installments	482,517	443,702	415	(443,702)	482,932
Other noncurrent liabilities	26,022	—	168,000	—	194,022
Shareholders' equity:
Common stock of $1 par value	27,900	14,249	3,494	(17,743)	27,900
Additional paid-in capital	—	181,542	129,624	(311,166)	—
Retained earnings	817,117	191,167	196,029	(387,196)	817,117
Accumulated other comprehensive income (loss)	24,456	—	24,456	(24,456)	24,456
Treasury stock	(25,382)	—	—	—	(25,382)

Total Valmont Industries, Inc. shareholders' equity	844,091	386,958	353,603	(740,561)	844,091

Noncontrolling interest in consolidated subsidiaries	—	—	92,493	—	92,493

Total shareholders' equity	844,091	386,958	446,096	(740,561)	936,584

Total liabilities and shareholders' equity	$1,482,857	$877,645	$883,131	$(1,184,263)	$2,059,370

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$82,017	$1,666	$97,103	$—	$180,786
Receivables, net	75,202	48,655	135,664	—	259,521
Inventories	77,708	42,822	90,081	—	210,611
Prepaid expenses	3,309	455	18,379	—	22,143
Refundable and deferred income taxes	26,306	7,120	8,935	—	42,361

Total current assets	264,542	100,718	350,162	—	715,422

Property, plant and equipment, at cost	408,411	94,139	172,896	—	675,446
Less accumulated depreciation and amortization	257,632	44,272	90,454	—	392,358

Net property, plant and equipment	150,779	49,867	82,442	—	283,088

Goodwill	20,108	107,542	50,670	—	178,320
Other intangible assets	985	74,319	21,074	—	96,378
Investment in subsidiaries and intercompany accounts	644,836	73,905	(9,725)	(709,016)	—
Other assets	22,705	—	6,256	—	28,961

Total assets	$1,103,955	$406,351	$500,879	$(709,016)	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$44	$—	$231
Notes payable to banks	—	13	11,887	—	11,900
Accounts payable	36,608	13,611	67,991	—	118,210
Accrued expenses	61,129	17,836	43,567	—	122,532
Dividends payable	3,944	—	—	—	3,944

Total current liabilities	101,868	31,460	123,489	—	256,817

Deferred income taxes	32,389	9,620	7,272	—	49,281
Long-term debt, excluding current installments	159,698	—	553	—	160,251
Other noncurrent liabilities	23,739	—	3,774	—	27,513
Shareholders' equity:
Common stock of $1 par value	—	—	—	—	—
Additional paid-in capital	27,900	14,249	3,494	(17,743)	27,900
Retained earnings	—	181,542	131,580	(313,122)	—
Accumulated other comprehensive income	767,398	169,480	191,718	(361,198)	767,398
Treasury stock	16,953	—	16,953	(16,953)	16,953
Total Valmont Industries, Inc shareholders' equity	(25,990)	—	—	—	(25,990)

Noncontrolling interest in consolidated subsidiaries	786,261	365,271	343,745	(709,016)	786,261

Total shareholders' equity	—	—	22,046	—	22,046

Total liabilities and shareholders' equity	786,261	365,271	365,791	(709,016)	808,307

	$1,103,955	$406,351	$500,879	$(709,016)	$1,302,169

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$59,513	$21,687	$37,598	$(55,294)	$63,504
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	14,984	9,564	17,281	—	41,829
Stock-based compensation	4,712	—	—	—	4,712
Loss on sales of property, plant and equipment	23	4	1,486	—	1,513
Equity in losses of nonconsolidated subsidiaries	(604)	—	(1,383)	—	(1,987)
Deferred income taxes	(3,101)	(376)	(1,267)	—	(4,744)
Other adjustments
Changes in assets and liabilities:
Receivables	(19,675)	1,177	(25,548)	—	(44,046)
Inventories	6,432	7,606	(9,648)	—	4,390
Prepaid expenses	(1,108)	(305)	2,476	—	1,063
Accounts payable	4,022	1,031	(27,727)	—	(22,674)
Accrued expenses	9,199	(9,803)	19,834	—	19,230
Other noncurrent liabilities	160	—	10,094	—	10,254
Income taxes payable/refundable	(2,601)	14,923	27	—	12,295

Net cash flows from operations	71,956	45,508	23,169	(55,294)	85,339

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,443)	(1,468)	(10,372)	—	(20,283)
Proceeds from sale of property and equipment	21	7	11,062	—
Acquisitions, gross of cash acquired	—	(436,736)	(11,131)	—	(447.867)
Cash acquired through acquisitions	—	—	198,810	—	198,810
Dividends to minority interests	—	—	(12,265)	—	(12,265)
Dividends from nonconsolidated subsidiaries	100	—	9,506	—	9,606
Other, net	3,229	(51,750)	(4,711)	55,294	2,062

Net cash flows from investing activities	(5,093)	(489,947)	180,899	55,294	(258,847)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	(10)	2,559	—	2,549
Proceeds from long-term borrowings	491,000	—	—	—	491,000
Principal payments on long-term obligations	(168,181)	—	(90)	—	(168,271)
Debt issue fees	(3,858)	—	—	—	(3,858)
Activity under intercompany note	(443,702)	443,702	—	—	—
Dividends paid	(12,240)	—	—	—	(12,240)
Proceeds from exercises under stock plans	3,390	—	—	—	3,390
Excess tax benefits from stock option exercises	1,479	—	—	—	1,479
Purchase of treasury shares	(2,678)	—	1,800	—	(878)
Purchase of common treasury shares—stock plan exercises	(2,144)	—	—	—	(2,144)

Net cash flows from financing activities	(136.934)	443,692	4,269	—	311,027

Effect of exchange rate changes on cash and cash equivalents	—	—	4,845	—	4,845

Net change in cash and cash equivalents	(70,071)	(747)	213,182	—	142,364
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	$11,946	$919	$310,285	$—	$323,150

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 26, 2009

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$118,659	$35,826	$33,169	$(65,196)	$122,458
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,155	9,486	9,998	—	33,639
Stock based compensation	4,814	—	—	—	4,814
(Gain)/Loss on sale of property, plant and equipment	134	193	480	—	807
Equity in (earnings)/losses of nonconsolidated subsidiaries	(579)	—	—	—	(579)
Deferred income taxes	5,673	1,949	(2,323)		5,299
Other adjustments	—	—	(238)	—	(238)
Payment of deferred compensation	—	—	—	—	—
Changes in assets and liabilities:
Receivables	6,575	13,391	17,979	—	37,945
Inventories	59,116	23,874	19,830	—	102,820
Prepaid expenses	(786)	153	(10,923)	—	(11,556)
Accounts payable	(9,130)	(4,433)	(6,386)	—	(19,949)
Accrued expenses	(2,528)	787	479	—	(1,262)
Other noncurrent liabilities	(1,316)	—	579	—	(737)
Income taxes payable	8,326	(15,567)	206	—	(7,035)

Net cash flows from operating activities	203,113	65,659	62,850	(65,196)	266,426

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,734)	(6,771)	(10,213)	—	(38,718)
Dividends to noncontrolling interests	—	—	(289)	—	—
Proceeds from sale of assets	22	494	79	—	595
Other, net	21,497	(57,060)	(32,087)	65,196	(2,454)

Net cash flows from investing activities	(215)	(63,337)	(42,510)	65,196	(40,866)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	(9)	5,407	—	5,398
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(169,680)	(26)	(6,203)	—	(175,909)
Dividends paid	(10,753)	—	—	—	(10,753)
Proceeds from exercises under stock plans	4,549	—	—	—	4,549
Excess tax benefits from stock option exercises	1,954	—	—	—	1,954
Purchase of common treasury shares—stock plan exercises	(3,440)	—	—	—	(3,440)

Net cash flows from financing activities	(177,370)	(35)	9,205	—	(168,200)

Effect of exchange rate changes on cash and cash equivalents	—	—	3,917	—	3,917

Net change in cash and cash equivalents	25,528	2,287	33,462	—	61,277
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of period	$44,517	$3,790	$81,537	—	$129,844

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

        In the fourth quarter of 2009, we reorganized our Utility Support Structures reporting structure to include oversight of sales and operating income of utility structures on a world-wide basis. In the second quarter of 2010, we acquired Delta plc. Accordingly, we have changed our segment reporting to match our internal reporting structure and now report five reportable segments. Previously, sales and operating profit associated with utility support structure sales outside of North America were included in the Engineered Support Structures segment. Financial information for 2009 has been reclassified to conform to the 2010 presentation. In our segment reporting structure, Delta's financial information is presented in the "Delta segment".

Results of Operations

  Dollars in thousands, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	% Incr. (Decr.)	September 25, 2010	September 26, 2009	% Incr. (Decr.)
Consolidated
Net sales	$527,831	$434,010	21.6%	$1,376,792	$1,387,974	-0.8%
Gross profit	132,521	136,358	-2.8%	361,897	409,355	-11.6%
as a percent of sales	25.1%	31.4%		26.3%	29.5%
SG&A expense	85,378	73,625	16.0%	245,803	218,887	12.3%
as a percent of sales	16.2%	17.0%		17.9%	15.8%
Operating income	47,143	62,733	-24.9%	116,094	190,468	-39.0%
as a percent of sales	8.9%	14.5%		8.4%	13.7%
Net interest expense	6,754	3,217	109.9%	19,697	10,861	81.4%
Effective tax rate	34.1%	33.0%		36.2%	32.9%
Net earnings attributable to Valmont Industries, Inc.	25,935	40,474	-35.9%	59,513	120,568	-50.6%
Earnings per share attributable to Valmont Industries, Inc.—diluted	$0.98	$1.53		$2.25	$4.59
Engineered Support Structures segment
Net sales	$141,900	$157,520	-9.9%	$381,856	$433,231	-11.8%
Gross profit	36,382	41,291	-11.9%	98,822	111,525	-11.4%
SG&A expense	24,702	28,053	-11.8%	76,458	80,285	-4.7%
Operating income	11,680	13,238	-12.1%	22,364	31,240	-28.5%
Utility Support Structures segment
Net sales	$119,396	$165,329	-27.8%	$344,828	$564,431	-38.9%
Gross profit	24,171	62,388	-61.2%	82,010	188,653	-56.5%
SG&A expense	14,916	17,168	-13.4%	46,107	53,115	-13.3%
Operating income	9,255	45,220	-79.5%	35,903	135,538	-73.5%
Coatings segment
Net sales	$29,703	$22,662	31.1%	$79,180	$68,944	14.8%
Gross profit	12,216	10,901	12.1%	31,030	30,338	2.3%
SG&A expense	3,567	3,320	7.4%	10,263	10,373	-1.1%
Operating income	8,649	7,581	14.1%	20,767	19,965	4.0%
Irrigation segment
Net sales	$88,254	$75,228	17.3%	$309,047	$279,323	10.6%
Gross profit	23,709	17,450	35.9%	82,840	63,601	30.2%
SG&A expense	13,119	11,890	10.3%	40,256	36,271	11.0%
Operating income	10,590	5,560	90.5%	42,584	27,330	55.8%
Delta
Net sales	$130,893	$—	NA	$205,058	$—	NA
Gross profit	29,554	—	NA	47,824	—	NA
SG&A expense	21,384	—	NA	32,441	—	NA
Operating income	8,170	—	NA	15,383	—	NA
Other
Net sales	$17,685	$13,271	33.3%	$56,823	$42,045	35.1%
Gross profit	6,092	4,998	21.9%	19,534	16,004	22.1%
SG&A expense	1,864	1,852	0.6%	5,841	5,762	1.4%
Operating income	4,228	3,146	34.4%	13,693	10,242	33.7%
Net Corporate expense
Gross profit	$397	$(670)	-159.3%	$(163)	$(766)	-78.7%
SG&A expense	5,826	11,342	-48.6%	34,437	33,081	4.1%
Operating loss	(5,429)	(12,012)	-54.8%	(34,600)	(33,847)	2.2%

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

        We began consolidating Delta's financial results in our consolidated financial statements beginning on May 12, 2010. Delta's sales included in our consolidated results for the third quarter of 2010 and the period of May 12, 2010 to September 25, 2010 were $131.4 million and $205.5 million respectively. Operating income over the same periods was $8.2 million and $15.4 million, respectively.

        In the third quarter and year-to-date 2010, certain expenses were incurred in our condensed consolidated statement of operations that were associated with the Delta acquisition. These expenses included:

  •
  SG&A expenses of $0.5 million and $14.6 million, respectively, related to acquisition costs such as investment banking fees, due diligence costs and other expenses directly associated with the acquisition and integration of Delta into Valmont. These costs, under applicable accounting standards, are required to be recorded as expenses as incurred.

  •
  Interest expenses aggregating $5.1 million for the year-to-date period ended September 25, 2010 related to fees and expenses to establish the bridge loan and borrowing costs incurred to finance the acquisition prior to the May 12, 2010 acquisition date.

        The after-tax impact of these expenses on our net earnings for the quarter and year-to-date periods ended September 25, 2010 was approximately $0.3 million and $15.6 million, respectively.

  Overview

        On a consolidated basis, the increase in net sales in the third quarter and comparable net sales on a year-to-date basis in fiscal 2010, as compared with the same periods of 2009, were mainly due to:

  •
  The acquisition of Delta, which contributed $130.9 million and $205.1 million to third quarter and year-to-date net sales, respectively, since its acquisition as of May 12, 2010;

  •
  Improved sales unit volumes in the Irrigation and Coatings segments;

  •
  Lower sales unit volumes and lower average selling prices in the ESS and Utility segments;

        For the company as a whole, without consideration of Delta sales, our third quarter and year-to-date 2010 sales unit volumes were approximately 6% and 10% lower, respectively, as compared with 2009. On a reportable segment basis, the most significant sales unit volume decrease was in the Utility Support Structures ("Utility") segment, offset somewhat by increased unit sales volumes in the Irrigation and Coatings segments. Lower unit sales prices and unfavorable sales mix also contributed the lower net sales recorded in the third quarter of 2010, as compared with 2009. Sales price decreases in 2010, as compared with 2009, resulted from a combination of weaker sales demand in most of our businesses and falling steel prices throughout much of 2009.

        The gross profit margin (gross profit as a percent of sales) in 2010 was lower than 2009, for both the third quarter and year-to-date periods ended September 25, 2010. These decreases in gross profit margins were mainly due to lower gross margins in the Utility segment, where we were impacted by lower sales volumes, a more competitive pricing environment and an unfavorable sales mix. While rising steel costs also impacted gross profit margins to a degree in 2010, steel unit costs moderated somewhat in the third quarter of 2010, as compared with the first half of 2010.

        Selling, general and administrative (SG&A) spending for the third quarter and year-to-date fiscal 2010, as compared with the same periods in 2009, increased due to the following factors:

  •
  Transaction-related expenses associated with the Delta transaction ($0.5 million and $14.6 million, respectively). These expenses were related to investment banking fees, due diligence costs and other direct costs associated with the acquisition and the integration of Delta's operations into ours. These expenses are reported as part of "General corporate expense";

  •
  Delta's SG&A expenses from May 12, 2010 to September 25, 2010 of $21.4 million and $32.4 million, respectively, were included in 2010 consolidated third quarter and year-to-date SG&A expenses.

        These increases were somewhat offset by lower employee incentive expenses in 2010, as compared with 2009 (approximately $4.4 million and $9.4 million, respectively), lower sales commissions related to lower net sales in 2010, as compared with 2009 (approximately $1.4 million and $3.1 million, respectively) and other expense reductions in 2010 associated with lower sales and profitability this year, as compared with 2009. In the aggregate, exclusive of the SG&A expenses related to Delta's operations and its expenses incidental to its acquisition, SG&A spending was down approximately $10.1 million and $20.1 million, respectively for the third quarter and year-to-date periods ended September 25, 2010 as compared with the same periods in 2009.

        On a reportable segment basis, the ESS and Utility Support Structures segments reported lower operating income and the Irrigation and Coatings segments reported higher operating income in the third quarter and the year-to-date period ended September 25, 2010, as compared with 2009.

        The increase in net interest expense in the third quarter and year-to-date periods ended September 25, 2010, as compared with the same periods in 2009, was mainly due to interest associated with the $300 million in senior unsecured notes issued in April 2010 (approximately $5.1 million and 9.4 million, respectively) and approximately $2.9 million, respectively, of bank fees incurred in the first half of 2010 related to providing the required bridge loan funding commitment for the Delta acquisition. "Other" income was lower in the third quarter and year-to-date periods in 2010, as compared with 2009, mainly due to lower investment income related to our non-qualified deferred compensation plan this year (approximately $0.9 million and $1.3 million respectively) and foreign currency transaction gains incurred in 2009 that did not repeat in 2010.

        The increase in the effective income tax rate in the third quarter and year-to-date period ended September 25, 2010, as compared with the same periods in 2009, was mainly due to the non-deductibility of a portion of the Delta acquisition expenses incurred in 2010.

        Our cash flows provided by operations were approximately $85.3 million in 2010, as compared with $266.4 million in 2009. Lower net earnings in 2010, as compared with 2009, and the significant decrease in inventories recorded in the first half of 2009 were the main reasons for the lower operating cash flow in 2010.

  Engineered Support Structures (ESS) segment

        The decrease in net sales in the third quarter and year-to-date periods of fiscal 2010, as compared with the same periods in 2009, was mainly due to lower sales volumes and lower sales prices in the lighting and communication structures product lines. In the Lighting product line in the third quarter, we experienced lower sales and average unit selling prices in North American and international markets. The decrease in North American sales in the third quarter of 2010, as compared with the same period in 2009, was due to weaker customer demand for lighting and traffic poles in the transportation market channel. Year-to-date sales unit volumes in North America in 2010 were slightly lower as compared with 2009. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. While commercial lighting market sales in the third quarter of 2010 were slightly higher as compared with 2009, demand remains relatively weak, due to continued softness in the commercial and residential construction markets. In Europe, sales were lower in the third quarter and first three quarters of 2010, as compared with 2009. As most economies in Europe are weak, governments have cut spending (including for infrastructure projects) to cope with budgetary deficits. The decrease in European lighting sales in the third quarter and year-to-date 2010, as compared with 2009, was also related to competitive selling price pressures, certain project sales in developing markets in 2009 that did not repeat in 2010 and foreign currency translation effects of approximately $4.2 million and $2.2 million, respectively. Lighting structure sales in China, while a relatively small portion of global lighting sales, improved in 2010, as compared with 2009, due to increased sales efforts.

        Sales in the communication structures product line were lower in the third quarter and year-to-date periods of fiscal 2010, as compared with 2009, in both North America and China. In North America, general slowness in the wireless communication structures market, severe winter weather conditions and lower sign structure sales all contributed to lower sales this year. Lower structures sales in North America were offset to a degree by improved sales of wireless components. In China, sales of wireless communication structures likewise were lower in 2010, as compared with 2009. In 2010, annual supply contracts with the various carriers were settled later than in the past and we believe there is some continuing coordination of the wireless networks in China that is impacting network development at this time.

        Operating income in the ESS segment was lower in the third quarter and year-to-date periods of fiscal 2010, as compared with 2009, due mainly to lower lighting and wireless communication sales volumes and pricing pressures due to weak market conditions. The impact of lower sales on operating profit was mitigated to an extent by factory operational improvements. SG&A expenses were lower in 2010, as compared with 2009, due to various cost containment actions in the segment this year.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in 2010, as compared with 2009, was due to the combination of lower sales unit volumes in the U.S. and lower average unit selling prices. The decrease in unit sales (in tons) in the third quarter and year-to-date periods of fiscal 2010 in the U.S. was approximately 27% and 36%, respectively. The record sales performance realized in 2009 was in part related to the large backlog at the end of the 2008 fiscal year, which was the result of substantial order intake in the last half of 2008. At the end of fiscal 2009, our sales order backlog was less than half of the year-end 2008 backlog. During 2009 and continuing into 2010, the economic recession in the U.S. resulted in a drop in electricity demand. Accordingly, our customers reduced their purchases of structures and delayed scheduled projects. In addition, price competition became more significant, especially in light of falling steel prices throughout most of 2009 and generally lower levels of transmission and substation spending this year by utility companies. In international markets, sales in the third quarter and first three quarters of 2010 improved over 2009, the result of increased project sales into new markets, offset by lower sales volumes in China.

        The decrease in operating income in 2010, as compared with 2009, was a result of lower sales volumes, lower average selling prices and an unfavorable sales mix. The decrease in SG&A expenses in the third quarter and year-to-date 2010, as compared with the same periods in 2009, primarily resulted from lower employee incentives related to the decrease in operating income this year (approximately $1.5 million and $4.5 million, respectively) and decreased commissions (approximately $0.3 million and $2.0 million, respectively) due to lower net sales this year.

  Coatings segment

        Net sales in the Coatings segment increased in the third quarter and year-to-date periods of fiscal 2010, as compared with 2009, resulted mainly from improved sales unit volumes, particularly in our painting and anodizing operations. Galvanizing unit volumes in 2010 were approximately 4% higher in the third quarter of 2010 as compared with the same period in 2009. On a year-to-date basis, galvanizing unit volumes in 2010 were comparable to 2009. We attribute the increase in sales demand to slightly stronger industrial economic conditions in our geographic market areas.

        The increase in segment operating income in the third quarter of 2010, as compared with the same period in 2009, was due to improved sales volumes and the associated operating leverage, offset somewhat by rising zinc costs that were not recovered through sales price increases. Increases in the average cost of zinc in the third quarter and first three quarters of 2010, as compared with 2009, amounted to approximately $1.6 million and $4.8 million, respectively. These cost increases were largely offset by factory efficiencies and increased sales volume. SG&A expenses for the segment in 2010 were comparable with 2009.

  Irrigation segment

        Irrigation segment net sales in the third quarter and year-to-date periods of 2010 improved, as compared with the same periods in 2009, due to stronger sales volumes in international markets and currency translation effects on international sales (approximately $0.9 million and $6.5 million, respectively). In North America, the sales in the third quarter were comparable with 2009, as equipment sales volume in the seasonal low third quarter of 2010 was comparable to 2009. On a year-to-date basis, sales increases were experienced in both North American and international markets. In North America, we believe improved demand for irrigation equipment in 2010 over a weak 2009 resulted from improvement in grower sentiment and expected net farm income. In international markets, improved sales in 2010 over 2009, due to stronger market conditions in Latin America, Europe, Australia and Brazil.

        Operating income for the segment improved in 2010 over 2009, due to improved sales unit volumes in North America, lower raw material prices and a stronger international sales mix. SG&A expenses increased mainly due to increased employee incentives associated with improved operating income (approximately $0.7 million and $2.3 million, respectively) and costs associated with business development activities.

  Delta segment

        The Delta segment includes the consolidated operations of Delta plc from May 12, 2010 forward. Included in the operating income for the third quarter of 2010 and the period from May 12, 2010 to September 25, 2010 were approximately $4.1 million and $6.1 million, respectively, of depreciation, amortization and other expenses associated with the allocation of purchase price of the business to tangible assets and finite-lived intangible assets. Delta's operations include the following product lines:

  •
  Galvanizing services, similar to that provided by our Coatings segment;

  •
  Engineered steel products, including steel structural grating for industrial and architectural application, poles for lighting, utility and wireless communication applications, grinding media for the mining industry and highway safety products;

  •
  Manganese dioxide, mainly for use in disposable batteries

        While Delta's financial results are not included in our consolidated accounts for 2009, its performance as compared with results independently reported by Delta plc last year was improved somewhat in its galvanizing services business, stable in the engineered steel products business and down in its manganese dioxide business. Delta's third quarter operating income as a percentage of sales was lower as compared with the partial second quarter of 2010 due to weaker sales and operating challenges in the manganese dioxide operation and lower sales in Australian poles and road safety products.

Other

        This unit mainly includes our industrial tubing and fasteners operations. The increase in sales and operating income in 2010, as compared with 2009, primarily was due to improved sales demand for tubing products.

  Net corporate expense

        Net corporate expense decreased in the third quarter of 2010, as compared with 2009. On a year-to-date basis, net corporate expense increased in 2010, as compared with 2009. Corporate expense in the third quarter and year-to-date periods in 2010 included expenses associated with the acquisition of Delta (approximately $0.5 million and $14.6 million, respectively), offset by lower employee incentive accruals in 2010 ($4.1 million and $9.1 million, respectively) and other decreases in discretionary spending.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $722.6 million at September 25, 2010, as compared with $458.6 million at December 26, 2009. The increase in net working capital in 2010 mainly resulted from the Delta acquisition of $300.3 million, offset to a degree by cash on hand used to fund part of the Delta acquisition. Operating cash flow was $85.3 million for the first three quarters of 2010, as compared with $266.4 million for the same period in 2009. The decrease in operating cash flow in 2010 mainly was the result of lower net earnings 2010, as compared with 2009 and the significant cash flow generated in 2009 through inventory reductions. Accounts receivable turnover in 2010 was comparable with 2009.

        Investing Cash Flows—Capital spending in the first three quarters of 2010 was $20.3 million, as compared with $38.7 million in 2009. We expect our capital spending for the 2010 fiscal year to be approximately $40 million. Investing cash flows for fiscal 2010 included $237.8 million related to the Delta, net of cash on Delta's balance sheet at May 12, 2010 and an aggregate of approximately $11.3 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80%, acquiring the remaining 30% of our Polish poles manufacturing operation and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008. In 2010, we received $9.6 million in dividends from our nonconsolidated subsidiaries, which reduced our investment in those subsidiaries. Investing cash flows in 2010 also included $11.1 million in proceeds from the sale of a discontinued Delta manganese dioxide site concluded in the third quarter of 2010.

        Financing Cash Flows—Our total interest-bearing debt increased from $172.4 million at December 26, 2009 to $497.6 million as of September 25, 2010. The increase in borrowings in of 2010 was predominantly associated with the $300 million of senior unsecured notes and borrowings under our revolving credit agreement to finance a portion of the Delta acquisition.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 25, 2010, our long-term debt to invested capital ratio was 28.1%, as compared with 15.2% at December 26, 2009. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2010.

        Our debt financing at September 25, 2010 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $51.0 million, $45.0 million of which was unused at September 25, 2010. Our long-term debt principally consists of:

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

        At September 25, 2010, we had $23.0 million in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.46%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 25, 2010, we had the ability to borrow an additional $233.6 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At September 25, 2010, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at September 25, 2010 were as follows (including Delta on a pro forma basis, as per our covenants):

Interest-bearing debt	497,624
EBITDA—last 12 months	264,775
Leverage ratio	1.88
EBITDA—last 12 months	264,775
Interest expense—last 12 months	26,850
Interest earned ratio	9.86

        The calculation of EBITDA—last 12 months (September 25, 2009—September 25, 2010) is as follows:

Net cash flows from operations	$168,433
Interest expense	26,791
Income tax expense	48,158
Deferred income tax benefit	2,668
Noncontrolling interest	(5,480)
Equity in earnings/(losses) in nonconsolidated subsidiaries	2,159
Stock-based compensation	(6,484)
Delta plc EBITDA—September 30, 2009-May 12, 2010	47,474
Changes in assets and liabilities, net of acquisitions	(17,230)
Other	(1,714)

EBITDA	$264,775

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

Financial Obligations and Financial Commitments

        Other than our additional borrowings under our senior unsecured notes and revolving credit agreement related to the Delta acquisition, there have been no material changes to our financial obligations and financial commitments as described beginning on page 37 in our Form 10-K for the year ended December 26, 2009. Our financial commitments at September 25, 2010 were as follows:

Contractual Obligations	Total	2010	2011-2012	2013-2014	After 2014
Long-term debt	$483.2	$0.1	$0.5	$173.5	$309.1
Interest	234.1	7.6	61.2	55.5	109.8
Delta pension plan contributions	103.0	—	22.9	22.9	57.2
Operating leases	81.3	4.5	24.3	16.1	36.4
Unconditional purchase commitments	6.0	6.0	—	—	—

Total contractual cash obligations	$907.6	$18.2	$108.9	$268.0	$512.5

        Long-term debt principally consisted of $150.0 million of senior subordinated notes and $300.0 million of senior unsecured notes. At September 25, 2010, we had $23.0 million of outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.2 million at September 25, 2010. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2010. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At September 25, 2010, we had approximately $38.7 million of various long-term liabilities that were recorded at fair value related to the Delta acquisition and $2.3 million of various unrecognized income tax benefits. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 26, 2009.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-41 on our Form 10-K for the fiscal year ended December 26, 26, 2009 during the quarter ended September 25, 2010. Due to the acquisition of Delta plc in the second quarter of 2010, we have added the following as a critical accounting policy:

        Pension Benefits—Delta plc maintains a defined benefit pension plan for qualifying employees in the United Kingdom. Third-party actuaries assist in properly measuring the liabilities and expenses associated with accounting for pension benefits to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets.

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

The following tables present the key assumptions used to measure pension expense for 2010 and the estimated impact on 2010 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	5.60%
Expected return on plan assets	5.51%
Inflation	3.70%

Assumptions In Millions of Dollars	Increase in Pension Expense
1.00% decrease in discount rate	$0.7
1.00% decrease in expected return on plan assets	$2.1
1.00% increase in inflation	$1.5

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 25, 2010. For additional information, refer to the section "Risk Management" beginning on page 38 in our Form 10-K for the fiscal year ended December 26, 2009.

Item 4.    Controls and Procedures

        The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. We acquired Delta plc ("Delta") in the second quarter of 2010, and it represented approximately 39% of our total assets as of September 25, 2010. As the acquisition occurred in the second quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Delta. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

        In the third quarter of 2010, the Company implemented various processes and information system enhancements, principally related to a major upgrade of enterprise resource planning software and related business improvements in its North American steel structures manufacturing operations that are part of the Engineered Support Structures and Utility Support Structures segments. These process and information system enhancements resulted in modifications to internal controls over sales, customer service, inventory management, accounts receivable and accounts payable processes. There were no other changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)
	(a)	(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)
Period	Total Number of Shares Purchased	Average Price paid per share		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2010 to July 24, 2010	1,633	$72.11	—	—
July 25, 2010 to August 28, 2010	232	$67.50	—	—
August 29, 2010 to September 25, 2010	—	—	—	—

Total	1,865	$71.54	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        On September 8, 2010, the Company's Board of Directors declared a quarterly cash dividend on common stock of 16.5 cents per share, which was paid on October 15, 2010, to stockholders of record September 24, 2010. The indicated annual dividend rate is 66 cents per share.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 29th day of October, 2010.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).