Form 10-K
period 2010-12-25
VALMONT INDUSTRIES INC
filed 2011-02-23
CIK 102729

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At February 10, 2011 there were 26,320,671 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 26, 2010 was $2,036,509,985.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 26, 2011 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 25, 2010, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2010

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel and aluminum pole, tower and other structures in our Engineered Infrastructure Products (EIP) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings business. Our products sold through the (EIP) segment include outdoor lighting and traffic control structures, wireless communication structures and components and roadway safety and industrial access systems. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2010, approximately 42% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products.    Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistently high quality. For example, in recent years, our Utility segment increased its sales through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers' requirements, especially on large, complex projects. Our acquisition of Delta plc in May 2010 was in part intended to improve our market presence and penetration in the Australian lighting, communication and industrial galvanizing markets.

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

        Developing New Products for New Markets to Further Diversify our Business.    Our strategy is to increase our sales and diversify our business by developing new products for new markets. For example, we have been expanding our offering of specialized decorative lighting poles in the U.S. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets. The acquisition of Delta gives us a presence in highway safety systems and industrial access systems, products that we believe are complementary to our existing products and provide us with future growth opportunities.

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

  •
  Formation of a 51% owned joint venture to manufacture steel structures in Turkey

  •
  Acquisition of the assets of a hot-dipped galvanizing operation located near Louisville, Kentucky

  •
  Acquisition of Stainton Metals, a steel lighting structure manufacturer located in England

  2010

  •
  Acquisition of Delta plc, a publicly-traded company headquartered in the United Kingdom that manufactures and distributes steel engineered products, provides galvanizing services and manufactures steel forged grinding media and electrolytic manganese dioxide

        There have been no significant divestitures of businesses in the past five years. In 2008, we sold our European machine tool accessories operation. The impact of this event on our financial statements was not significant.

(b)   Operating Segments

        We aggregate our operating segments into four reportable segments. We base our aggregation on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. In the fourth quarter of 2010, we reorganized our segment reporting structure to reflect our management structure as a result of the acquisition of Delta plc. The main business units of Delta are organized as follows in our segment structure:

  •
  Engineered Infrastructure Products segment includes Delta's lighting, communication, access systems and roadway safety products;

  •
  Coatings segment includes Delta's galvanizing operations in the U.S., Australia and Asia;

  •
  Delta's forged steel grinding media and electrolytic manganese dioxide operations are included an "Other", and;

  •
  Delta's management administration expenses are included in "Net corporate expense".

        As these changes only affect the 2010 financial statements, no reclassification to our 2008 and 2009 presentation was necessary.

        Our reportable segments are as follows:

        Engineered Infrastructure Products:    This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, roadway safety and access systems applications;

        Utility Support Structures:    This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

        Coatings:    This segment consists of galvanizing, anodizing and powder coating services on a global basis; and

        Irrigation:    This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry.

        Other:    In addition to these four reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales. These activities include the manufacture of forged steel grinding media for the mining industry, tubular products for a variety of industrial customers, electrolytic manganese dioxide for disposable batteries and the distribution of industrial fasteners.

        Amounts of sales, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 19 of our consolidated financial statements.

(c)   Narrative Description of Business

        Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reportable segments is set forth below.

Engineered Infrastructure Products Segment

        Products Produced—We manufacture steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers' desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, signage) to determine the design of the pole. This product line also includes roadway safety systems, including guard rail barrier systems, wire rope safety barriers, crash attenuation barriers and other products designed to redirect vehicles when off course and to prevent collisions between vehicles. Highway safety systems are also designed and engineered to absorb collisions and ultimately reduce roadway fatalities and injury.

        We also manufacture and distribute of a broad range of structures (poles and towers) and components serving the wireless communication market. In the wireless communication market, a wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to the structure and to connect cabling and other parts from the antennas to the shelter). For a given cell site, we provide poles, towers and components. We offer a wide range of structures to our customers, including solid rod, tubular and guyed towers, poles (tapered and non-tapered) and disguised products to minimize the visual impact of an antenna on an area. Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on the structures we sell.

        We also produce access systems which includes the manufacture and distribution of a broad range of structures and components used in the erection of infrastructure, industrial and commercial access systems, including floor gratings, handrails, barriers and sunscreens.

        Markets—The key markets for our lighting, traffic and roadway safety products are the transportation and commercial lighting markets and public roadway building and improvement. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the Federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current highway program is now expired and operating under extensions issued by Congress and we do not expect that the next multi-year highway spending program will be enacted until at least late 2011. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments. The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro economic factors such as general economic growth rates, interest rates and the commercial construction economy.

        The main markets for our communication products has been the wireless telephone carriers and build-to-suit companies (organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure). We also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security purposes. We believe long-term growth should mainly be driven by increased usage, technologies such as 4G (including applications for smart phones, such as streaming video and internet) and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives. Subscriber growth should continue to increase, although at a lower rate than in the past. In general, as the number of subscribers and usage of wireless communication devices increase, we believe this will result in demand for communication structure and components.

        Markets for access systems are typically driven by infrastructure, industrial and commercial construction spending and can be cyclical depending on economic conditions in the markets in which we compete. Customers consist of construction firms or installers who participate in infrastructure, industrial and commercial construction projects, resellers such as steel service centers and end users.

        All of the products that we manufacture in this segment are customer investments in basic infrastructure and the total cost of these products can be substantial for our customers. Therefore, access to capital is important to their ability to fund future infrastructure needs. Due to the nature of these markets, demand can be cyclical as spending projects sometimes can be delayed due to funding or other issues.

        Competition—Our competitive strategy in all of the markets we serve is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service, timely, complete and accurate delivery of the product and design capability to provide the best solutions to our customers. There are numerous competitors in our markets, most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery and unique product features. Pricing can be very competitive, especially when demand is weak or when strong local currencies encourage lower cost imported products.

        Distribution Methods—Sales and distribution activities are handled through a combination of a direct sales force and commissioned agents. Lighting agents represent Valmont as well as lighting fixture companies and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures and other equipment to the end user as a complete package. Commercial lighting and highway safety sales are normally made through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents.

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

        Markets—Markets for our products are varied and our profitability is not substantially dependent on any one industry or customer. Demand for coatings services generally follows the local industrial economies. Galvanizing is used in a wide variety of industrial applications where corrosion protection of steel is desired. While markets are varied, our markets for anodized or painted products are more directly dependent on consumer markets than industrial markets.

        Competition—The Coatings markets are very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality service.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was approximately $411.0 million at the end of the 2010 fiscal year and $354.3 million at the end of the 2009 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2011. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	December 25, 2010	December 26, 2009
Engineered Infrastructure Products	$167.5	$129.2
Utility Support Structures	168.3	175.6
Irrigation	57.7	43.4
Other	17.5	6.1

	$411.0	$354.3

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

  Number of Employees.

        At December 25, 2010, we had 9,188 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 19 of our consolidated financial statements beginning on page 73 of this report. While Australia and China accounted for approximately 13% and 6%, respectively, of our net sales in 2010, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 19 include sales to outside customers.

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

        Rising steel prices in 2008 and early 2010 put pressure on gross profit margins, especially in our Engineered Infrastructure Products and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses. We believe the rapid increase in steel prices in fiscal 2008 was due to significant increases in global steel production and consumption (especially in rapidly growing economies, such as China and India). The strong global demand for steel led to rapidly rising costs in key steel-making materials (such as coke, iron ore and scrap steel), thereby raising prices to companies that manufacture products from steel. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases and result in reduced operating margins, particularly in our lighting and traffic and utility businesses.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which occurred in 2008 due to additional energy usage caused by severe winter weather conditions and higher oil, gasoline and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because we heat our processing tanks with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

Current negative economic conditions could adversely affect our results

        The continuing difficulties in global credit markets, softening economies and an apprehension among consumers may negatively impact the markets we serve in all of our operating segments. Additionally, unlike the cyclical downturns discussed below which may impact only one of our markets at a time, the current negative economic conditions may affect most or all of the markets we serve at the same time, reducing demand for our products and adversely affecting our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers' demand for our products.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were nearly $400 million in 2010. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

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

Demand for our infrastructure products and coating services is highly dependent upon the overall level of infrastructure spending.

        We manufacture and distribute engineered infrastructure products for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction-related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is impacted by and can decline because of, among other things:

  •
  weakness in the general economy, which reduces funds available for construction;

  •
  interest rate increases, which increase the cost of construction financing; and

  •
  adverse weather conditions which slow construction activity.

        The current economic slowness in the United States and Europe will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential and commercial areas. As residential and commercial construction weakens, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in event of an overall downturn in the economies in Europe or China, we may experience decreased demand if our customers have difficulty securing credit for their purchases from us.

        In addition, sales in our Engineered Infrastructure Products segment, particularly our lighting and traffic products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the U.S. federal highway program. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. The lack of long-term U.S. federal highway spending legislation has had a negative impact on our sales in this market. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.

We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 25, 2010, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2010, over 40% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Argentina. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        We sell our products in many countries around the world. Over 40% of our fiscal 2010 sales were generated by export demand or foreign markets and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period.

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

        The Delta acquisition is our largest acquisition to date. This acquisition presents significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the Delta businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

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

        As of December 25, 2010, we had approximately $477 million of total indebtedness outstanding and our ratio of total interest-bearing debt to shareholders' equity was 52%. We had $255 million of additional borrowing capacity under our revolving credit facility at December 25, 2010. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

        A large share of our consolidated cash balances are outside the United States and most of our interest-bearing debt is carried by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we are likely to incur significant income tax expenses to repatriate that cash.

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

We assumed an underfunded pension liability as part of the Delta acquisition and the combined company may be required to increase funding of the plan and/or be subject to restrictions on the use of excess cash.

        Delta is the sponsor of a defined benefit pension plan that, as of December 25, 2010, covered approximately 7,200 members in the United Kingdom, most of whom are inactive and retired former employees. At December 25, 2010, this plan was, for accounting purposes, underfunded by approximately £67.5 million ($104.2 million). Although this underfunded position and the current agreement with the trustees of the pension plan for annual funding until March 31, 2018 of approximately £6.3 million ($9.7 million) in respect of the funding shortfall and approximately £1.0 million ($1.5 million) in respect of administrative expenses were considered in determining the offer price for Delta shares, the underfunded position may adversely affect the combined company as follows:

  •
  Laws and regulations normally require a new funding plan to be agreed every three years, with the next few funding plans to be agreed with the plan trustees by June 30, 2013. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.

  •
  The pension plan is regulated in the United Kingdom and trustees represent the interests of covered workers. Laws and regulations could create an immediate funding obligation to the pension plan which could be significantly greater than the £67.5 million ($104.2 million) assumed for accounting purposes as of December 25, 2010 and calculated by reference to the cost of buying out liabilities on the insurance market, and could impact the ability to use Delta's existing cash or the combined company's future excess cash to grow the business or finance other obligations. The use of Delta's cash and future cash flows beyond the operation of Delta's business or the satisfaction of Delta's obligations would require negotiations with the trustees and regulators.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

  None.

ITEM 2.    PROPERTIES.

        Our corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2016. The headquarters of the Company's reportable segments are located in Valley, Nebraska except for the headquarters of the Company's Utility Support Structures segment, which are located in Birmingham, Alabama. We also maintain a management headquarters in Brisbane, Australia. Most of our most significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expand capacities where needed. Our principal operating locations by reportable segment are listed below.

        Engineered Infrastructure Products segment manufacturing locations North America are in Nebraska, Texas, Indiana, Minnesota, Oregon, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, Charmeil, France and Shanghai, China, all of which are owned facilities. We have communication components distribution locations in New York, California and Georgia. International locations are in France, the Netherlands, Finland, Estonia, England, Germany Turkey, Poland, Australia, Indonesia, the Philippines, Thailand, Malaysia and China. Access

systems manufacturing locations are located in Australia, Indonesia, the Philippines, Thailand, Malaysia and China.

        Utility Support Structures segment manufacturing locations are in Alabama, Georgia, Florida, California, Texas, Oklahoma, Pennsylvania, Tennessee, Kansas and Mexico. The largest of these operations are in Tulsa, Oklahoma and Mansfield and Bellville, Texas. The Tulsa and Bellville facilities are owned and the Mansfield facility is leased. Principal international manufacturing locations are in China, Turkey and France.

        Coatings segment operations are located in Nebraska, Illinois, California, Minnesota, Kansas, Iowa, Indiana, Oregon, Utah, Oklahoma, Virginia, Alabama, Florida and South Carolina. International operations are located in Australia and Malaysia.

        Irrigation segment manufacturing operations in the United States are located in Valley and McCook, Nebraska. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil, Nigel, South Africa, Jebel Ali, United Arab Emirates and Madrid, Spain. All facilities are owned.

        Our other operations are located in Nebraska and Oregon. International operations are located in Australia (forged steel grinding media) and South Africa (electrolytic manganese dioxide).

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.    [Removed and Reserved]

Executive Officers of the Company

        Our executive officers at December 25, 2010, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 62, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 63, Senior Vice President and Chief Financial Officer since January 1997.

  E. Robert Meaney, age 63, Senior Vice President since September 1998.

  John G. Graboski, age 55, Vice President—Human Resources since August 2007. Director of Human Resources at Praxair Distribution, Inc. from March 1997 to August 2007.

  Mark C. Jaksich, age 53, Vice President and Controller since February 2000.

  Walter P. Pasko, age 60, Vice President—Procurement since May 2002.

  Brian Desigio, age 41, Vice President—Corporate Development since April 2008. Senior Vice President at Fairmount Food Group from January 2006 to April 2008. Director of Corporate Development at General Mills from January 2004 to December 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange under the symbol "VMI". We had approximately 7,700 shareholders of common stock at December 25, 2010. Other stock information required by this item is included in "Quarterly Financial Data (unaudited)" on page 88 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2010 to October 23, 2010	6,692	$78.63	—	—
October 24, 2010 to November 27, 2010	7,202	$80.56	—	—
November 28, 2010 to December 25, 2010	115	$86.49	—	—

Total	14,009	$84.62	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006
Operating Data
Net sales	$1,975,505	$1,786,601	$1,907,278	$1,499,834	$1,281,281
Operating income	178,413	237,994	228,591	155,626	110,085
Net earnings attributable to Valmont Industries, Inc.	94,379	150,562	132,397	94,713	61,544
Depreciation and amortization	59,663	44,748	39,597	35,176	36,541
Capital expenditures	36,092	44,129	50,879	56,610	27,898
Per Share Data
Earnings:
Basic	$3.62	$5.80	$5.13	$3.71	$2.44
Diluted	3.57	5.73	5.04	3.63	2.38
Cash dividends	0.645	0.580	0.495	0.410	0.370
Financial Position
Working capital	$747,312	$458,605	$475,215	$350,561	$277,736
Property, plant and equipment, net	439,609	283,088	269,320	232,684	200,610
Total assets	2,090,743	1,302,169	1,326,288	1,052,613	892,310
Long-term debt, including current installments	468,834	160,482	338,032	223,248	221,137
Total Valmont Industries, Inc. shareholders' equity.	915,892	786,261	624,131	510,613	401,281
Cash flow data:
Net cash flows from operation activities	$152,220	$349,520	$52,575	$110,249	$59,130
Net cash flows from investing activities	(262,713)	(43,595)	(194,615)	(71,040)	(36,735)
Net cash flows from financing activities	269,685	(198,400)	109,291	(210)	(6,946)
Financial Measures
Invested capital(a)	$1,752,891	$1,057,483	$1,066,160	$819,092	$706,855
Return on invested capital(a)	8.1%	15.2%	16.0%	14.0%	11.1%
EBITDA(b)	$243,592	$283,964	$260,474	$191,635	$146,029
Return on beginning shareholders' equity(c)	12.0%	24.1%	25.9%	23.6%	18.7%
Long-term debt as a percent of invested capital(d)	26.7%	15.2%	31.7%	27.3%	31.3%
Year End Data
Shares outstanding (000)	26,374	26,297	26,168	25,945	25,634
Approximate number of shareholders	7,700	5,400	5,800	5,800	5,600
Number of employees	9,188	6,626	7,380	6,029	5,684

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

	2010	2009	2008	2007	2006
Operating income	$178,413	$237,994	$228,591	$155,626	$110,085
Effective tax rate	36.0%	32.2%	34.2%	31.4%	32.0%
Tax effect on Operating income	(64,153)	(76,634)	(78,178)	(48,867)	(35,227)

After-tax Operating income	114,260	161,360	150,413	106,759	74,858

Average Invested Capital	1,405,187	1,061,822	942,626	762,974	674,124

Return on Invested Capital	8.1%	15.2%	16.0%	14.0%	11.1%
Total Assets	$2,090,743	$1,302,169	$1,326,288	$1,052,613	$892,310
Less: Accounts Payable	(179,814)	(118,210)	(136,868)	(128,599)	(103,319)
Less: Accrued Expenses	(153,686)	(122,532)	(119,858)	(102,198)	(79,699)
Less: Dividends Payable	(4,352)	(3,944)	(3,402)	(2,724)	(2,437)

Total Invested Capital	$1,752,891	$1,057,483	$1,066,160	$819,092	$706,855

Beginning of year Invested Capital	1,057,483	1,066,160	819,092	706,855	641,392

Average Invested Capital	$1,405,187	$1,061,822	$942,626	$762,974	$674,124

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

	2010	2009	2008	2007	2006
Net cash flows from operations	$152,220	$349,520	$52,575	$110,249	$59,130
Interest expense	30,947	15,760	18,267	17,726	17,124
Income tax expense	55,008	72,894	70,213	44,020	30,820
Deferred income tax (expense) benefit	(5,017)	(7,375)	4,502	1,620	11,027
Noncontrolling interest	(6,034)	(3,379)	(3,823)	(2,122)	(1,290)
Equity in earnings/(losses) in nonconsolidated subsidiaries	2,439	751	914	686	(2,665)
Stock-based compensation	(7,154)	(6,586)	(4,736)	(3,913)	(2,598)
Pension plan expense	(5,874)	—	—	—	—
Payment of deferred compensation	393	267	1,260	9,186	—
Changes in assets and liabilities, net of acquisitions	26,272	(136,944)	123,866	16,278	34,213
Other	352	(944)	(2,564)	(2,095)	268

EBITDA	$243,592	$283,964	$260,474	$191,635	$146,029

  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(c)
Return on beginning shareholders' equity is calculated by dividing Net earnings attributable to Valmont Industries, Inc. by the prior year's ending Total Valmont Industries, Inc. shareholders' equity.

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

	2010	2009	2008	2007	2006
Current portion of long-term debt	$238	$231	$904	$22,510	$18,353
Long-term debt	468,596	160,251	337,128	200,738	202,784

Total Long-term debt	468,834	160,482	$338,032	$223,248	$221,137

Total Invested Capital	1,752,891	$1,057,483	$1,066,160	$819,092	$706,255

Long-term debt as a percent of invested capital	26.7%	15.2%	31.7%	27.3%	31.3%

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

General

        In the fourth quarter of 2010, we reorganized our segment reporting structure to reflect our management structure as a result of the acquisition of Delta plc. The main business units of Delta are organized as follows in our segment structure:

  •
  Engineered Infrastructure Products (previously referred to as Engineered Support Structures) segment includes Delta's lighting, communication, access systems and roadway safety products;

  •
  Coatings segment includes Delta's galvanizing operations in the U.S., Australia and Asia;

  •
  Delta's forged steel grinding media and electrolytic manganese dioxide operations are included an "Other", and;

  •
  Delta's management administration expenses are included in "Net corporate expense".

        As these changes only affect the 2010 financial statements, no reclassification to our 2008 and 2009 presentation was necessary.

	2010	2009	Change 2010 - 2009	2008	Change 2009 - 2008
	Dollars in millions, except per share amounts
Consolidated
Net sales	$1,975.5	$1,786.6	10.6%	$1,907.3	(6.3)%
Gross profit	519.6	532.0	(2.3)%	510.5	4.2%
as a percent of sales	26.3%	29.8%		26.8%
SG&A expense	341.2	294.0	16.1%	281.9	4.3%
as a percent of sales	17.3%	16.5%		14.8%
Operating income	178.4	238.0	(25.0)%	228.6	4.1%
as a percent of sales	9.0%	13.3%		12.0%
Net interest expense	26.1	14.3	82.5%	15.9	(10.1)%
Effective tax rate	36.0%	32.2%		34.2%
Net earnings	$94.4	$150.6	(37.3)%	$132.4	13.8%
Diluted earnings per share	$3.57	$5.73	(37.7)%	$5.04	13.7%
Engineered Infrastructure Products Segment
Net sales	$669.2	$582.3	14.9%	$638.3	(8.8)%
Gross profit	179.5	153.8	16.7%	156.5	(1.7)%
SG&A expense	127.3	108.7	17.1%	109.1	(0.4)%
Operating income	52.2	45.1	15.7%	47.4	(4.9)%
Utility Support Structures Segment
Net sales	472.7	698.2	(32.3)%	508.4	37.3%
Gross profit	112.2	236.0	(52.5)%	136.1	73.4%
SG&A expense	60.5	71.2	(15.0)%	62.6	13.7%
Operating income	51.7	164.8	(68.6)%	73.5	124.2%
Coatings Segment
Net sales	208.4	90.6	130.0%	112.0	(19.1)%
Gross profit	67.8	38.0	78.4%	45.2	(15.9)%
SG&A expense	25.2	13.3	89.5%	13.4	(0.1)%
Operating income	42.6	24.7	72.5%	31.8	(22.3)%
Irrigation Segment
Net sales	443.4	362.2	22.4%	562.7	(35.6)%
Gross profit	118.8	84.3	40.9%	143.2	(41.1)%
SG&A expense	56.8	49.2	15.4%	56.0	(12.1)%
Operating income	62.0	35.1	76.6%	87.2	(59.7)%
Other
Net sales	181.8	53.3	241.1%	86.0	(38.0)%
Gross profit	43.4	20.5	111.7%	30.1	(31.9)%
SG&A expense	14.9	7.5	98.7%	9.1	(17.6)%
Operating income	28.5	13.0	119.2%	21.0	(38.1)%
Net corporate expense
Gross profit	(2.1)	(0.6)	250.0%	(0.6)	0.0
SG&A expense	56.5	44.1	28.1%	31.7	39.1%
Operating loss	(58.6)	(44.7)	31.1%	(32.3)	38.4%

NM
= Not meaningful

RESULTS OF OPERATIONS

FISCAL 2010 COMPARED WITH FISCAL 2009

  Acquisition of Delta plc

        On March 4, 2010, we made an offer to acquire all the ordinary shares of Delta plc ("Delta"), a public company traded on the London Stock exchange under the symbol "DLTA". The offer price was £1.85 per ordinary share, with a total estimated purchase price of $436.7 million. To manage the foreign exchange risk associated with the offer, we executed a forward foreign exchange contract with a multinational bank, whereby, if the acquisition was completed, the required British pound sterling would be delivered to us at a fixed exchange rate of $1.5353/£ to complete the acquisition. In accordance with takeover rules in the United Kingdom, we established funding for the purchase price and related acquisition costs by a combination of $264 million in restricted cash (comprised of cash balances of $83 million and $181 million in borrowings under our revolving credit agreement) and a $200 million bank bridge loan commitment. In April 2010, we issued $300 million of senior unsecured notes, terminated the bridge loan and reduced our revolving credit agreement borrowings to approximately $85 million. We completed the acquisition on May 12, 2010 and we now own 100% of Delta's ordinary shares. In December 2010, we acquired all of Delta's preference shares for approximately £2.9 million (approximately $4.4 million).

        We began consolidating Delta's financial results in our consolidated financial statements on May 12, 2010. Delta's sales included in our consolidated results for the period of May 12, 2010 to December 25, 2010 were $348.0 million. Delta's operating income over the same period was $26.4 million and includes approximately $10.1 million of expenses related to amortization, depreciation and other items related to purchase accounting adjustments. At December 25, 2010, we recast our reportable segments to align with our management reporting structure, as a result of this reorganization, Delta's:

  •
  Galvanizing operations in the U.S., Asia and Australia are reported as part of our Coatings segment;

  •
  Engineered steel products operations for structures and access systems are reported as part of the Engineered Infrastructure Products segment;

  •
  Grinding media and manganese dioxide operations are reported as "Other"; and

  •
  Head office administration expenses (including expenses associated with the Delta Pension Plan) are reported as part of "Net corporate expense".

        In fiscal 2010, certain other expenses were incurred in our consolidated statement of operations that were associated with the Delta acquisition. These expenses included:

  •
  SG&A expenses of $15.3 million related to acquisition costs such as investment banking fees, due diligence costs and other expenses directly associated with the acquisition and integration of Delta with Valmont. These costs, under applicable accounting standards, are required to be recorded as expenses as incurred.

  •
  Interest expenses aggregating $5.1 million incurred in fiscal 2010 related to fees and expenses to establish the bridge loan and borrowing costs incurred to finance the acquisition prior to the May 12, 2010 acquisition date.

        The after-tax impact of these expenses on our net earnings in fiscal 2010 was approximately $16.4 million.

  Overview

        On a consolidated basis, the net sales increase in fiscal 2010, as compared with 2009, was mainly due to:

  •
  The acquisition of Delta, which contributed $348.0 million in net sales beginning May 12, 2010;

  •
  Improved sales unit volumes in the Irrigation and Coatings segments; and

  •
  Lower sales unit volumes and lower average selling prices in the Engineered Infrastructure Products ("EIP") and Utility Support Structure ("Utility") segments;

        For the company as a whole, without consideration of Delta sales, our fiscal 2010 sales unit volumes were approximately 3% lower as compared with 2009. On a reportable segment basis, the most significant sales unit volume decrease was in the Utility segment, offset somewhat by increased unit sales volumes in the Irrigation and Coatings segments. Lower unit sales prices and unfavorable sales mix also contributed the lower net sales in 2010, as compared with 2009. Sales price decreases in 2010, as compared with 2009, resulted from a combination of weaker sales demand and increased price competition in most of our businesses.

        The gross profit margin (gross profit as a percent of sales) in 2010 was lower than 2009. This decrease in gross profit margins were mainly due to lower gross margins in the Utility and EIP segments, where we were impacted by lower sales volumes, a more competitive pricing environment and an unfavorable sales mix. The impact of these factors on gross profit margins was offset to a degree by lower average raw material costs in 2010, as compared with 2009. Rising raw material prices also resulted in $3.0 million in LIFO expense in 2010, as compared with a $18.6 million LIFO benefit in 2009. On a reportable segment basis, we realized higher LIFO expense in the EIP ($9.6 million), Irrigation ($6.9 million) and Utility ($4.0 million) segments in 2010, as compared with 2009.

        Selling, general and administrative (SG&A) spending in fiscal 2010, as compared with 2009, increased due to the following factors:

  •
  Expenses associated with the Delta acquisition and integration of approximately $15.3 million. These expenses were related to investment banking fees, due diligence costs and other direct costs associated with the acquisition and the integration of Delta's operations. These expenses are reported as part of "General corporate expense";

  •
  Delta's SG&A expenses from May 12, 2010 to December 25, 2010 of $54.4 million, were included in 2010 consolidated SG&A expenses.

        These increases were somewhat offset by lower employee incentive expenses in 2010, as compared with 2009 (approximately $12.5 million), lower sales commissions related to lower net sales in 2010, as compared with 2009 (approximately $3.7 million). In the aggregate, exclusive of the SG&A expenses related to Delta's operations and its expenses incidental to its acquisition, SG&A spending was down approximately $22.5 million in fiscal 2010, as compared with 2009.

        On a reportable segment basis, the EIP and Utility segments reported lower operating income and the Irrigation and Coatings segments reported higher operating income in the fiscal 2010, as compared with 2009.

        The increase in net interest expense in fiscal 2010, as compared with 2009, was mainly due to interest associated with the $300 million in senior unsecured notes issued in April 2010 and approximately $2.9 million of bank fees incurred in 2010 related to providing the required bridge loan funding commitment for the Delta acquisition. "Other" income was lower in fiscal 2010, as compared with 2009, mainly due to lower investment income related to our non-qualified deferred compensation plan this year (approximately $0.9 million) and foreign currency transaction gains incurred in 2009 that did not repeat in 2010.

        The increase in the effective income tax rate in fiscal 2010, as compared with 2009, was mainly due to the non-deductibility of a portion of the Delta acquisition expenses incurred in 2010. Our cash flows provided by operations were approximately $152.2 million in 2010, as compared with $349.5 million in 2009. Lower net earnings in 2010, as compared with 2009, and the significant decrease in inventories in 2009 were the main reasons for the lower operating cash flow in 2010.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2010, as compared with 2009, was mainly due the acquisition of Delta's engineered access systems, poles and highway safety products (approximately $136.2 million), offset to a degree by to lower sales volumes and lower sales prices in the lighting and communication structures product lines. In the Lighting Traffic and Roadway Safety product line, we experienced lower sales and average unit selling prices in North American and international markets in 2010, as compared with 2009. The decrease in North American sales in 2010, as compared with 2009, was due to weaker customer demand for lighting and traffic poles in the transportation market channel. Sales unit volumes in North America in 2010 were slightly lower as compared with 2009. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. While commercial lighting market sales in 2010 were slightly higher as compared with 2009, demand remains relatively weak, due to continued softness in the commercial and residential construction markets. In Europe, sales were lower in 2010, as compared with 2009. As most economies in Europe are weak, governments have cut spending (including for infrastructure projects) to cope with budgetary deficits. The decrease in European lighting sales in 2010, as compared with 2009, was also related to competitive selling price pressures and certain project sales in developing markets in 2009 that did not repeat in 2010. Lighting structure sales in China, while a relatively small portion of global lighting sales, improved in 2010, as compared with 2009, due to increased sales efforts.

        Sales in the communication structures product line were lower in fiscal 2010, as compared with 2009, in both North America and China. In North America, general slowness in the wireless communication structures market and lower sign structure sales resulted in lower 2010 sales, as compared with 2009. In China, sales of wireless communication structures likewise were lower in 2010, as compared with 2009. In 2010, annual supply contracts with the various carriers were settled later than in the past and we believe there is some continuing coordination of the wireless networks in China that is impacting network development at this time.

        Operating income in the EIP segment was higher in fiscal 2010, as compared with 2009, due the impact of the Delta infrastructure businesses (approximately $17.6 million), offset somewhat by lower lighting and wireless communication sales volumes and pricing pressures due to weak market conditions. The impact of lower sales on operating profit was mitigated to an extent by factory operational improvements (approximately $12.0 million). While LIFO expense for the segment was higher in fiscal 2010, as compared with 2009, by approximately $9.6 million, this impact was largely offset by lower average material costs incurred in 2010, as compared with 2009. Aside from the impact of the Delta acquisition, SG&A expenses were approximately $5.3 million lower in 2010, as compared with 2009, due to various cost containment actions in the segment this year.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in 2010, as compared with 2009, was due to the combination of lower sales unit volumes in the U.S. and lower average unit selling prices. The decrease in unit sales (in tons) in fiscal 2010 in the U.S. was approximately 24%. The record sales performance realized in 2009 was in part related to the large backlog at the end of the 2008 fiscal year, which was the result of substantial order intake in the last half of 2008. At the end of fiscal 2009, our sales order backlog was less than half of the year-end 2008 backlog. During 2009 and continuing into 2010, the economic recession in the U.S. resulted in a drop in electricity demand. Accordingly, our customers reduced their purchases of structures and delayed scheduled projects. In addition, price competition became more significant, especially in light of falling steel prices throughout most of 2009 and generally lower levels of transmission and substation spending this year by utility companies. We believe that utility companies invested at lower levels due to a combination of some falling electricity consumption in the U.S. during the recession and uncertainty that they would generate an adequate financial return on transmission and substation investments. In international markets, sales improved over 2009, the result of increased project sales into new markets, offset by lower sales volumes in China.

        The decrease in operating income in 2010, as compared with 2009, was a result of lower sales volumes, lower average selling prices and an unfavorable sales mix. Operating profit also was negatively impacted by $4.0 million in increased LIFO expense in 2010, as compared with 2009. The decrease in SG&A expenses in 2010, as compared with 2009, primarily resulted from lower employee incentives related to the decrease in operating income this year (approximately $5.9 million) and lower sales commission expense (approximately $4.0 million) due to the decrease in net sales this year.

  Coatings segment

        Net sales in the Coatings segment increased in fiscal 2010, as compared with 2009, resulted mainly from the inclusion of Delta's galvanizing sales in this segment (approximately $106.9 million) and improved sales unit volumes. Galvanizing unit volumes in 2010 were approximately 6% higher in 2010 as compared with in 2009. We attribute the increase in sales demand to slightly stronger industrial economic conditions in our geographic market areas.

        The increase in segment operating income in 2010, as compared with 2009, was due to the impact of Delta's galvanizing operations (approximately $13.6 million) and improved sales volumes and the associated operating leverage. These effects were offset somewhat by rising zinc costs that were not recovered through sales price increases. Increases in the average cost of zinc in 2010, as compared with 2009, amounted to approximately $3.6 million. These cost increases were largely offset by factory efficiencies and increased sales volume. SG&A expenses for the segment in 2010 were higher as compared with 2009, mainly due to the impact of Delta's galvanizing operations.

  Irrigation segment

        Irrigation segment net sales in 2010 improved, as compared with 2009, due to stronger sales volumes in North America and International markets and currency translation effects on international sales (approximately $7.0 million). In North America, we believe improved demand for irrigation equipment in 2010 over a weak 2009 resulted from improvement in grower sentiment and expected net farm income. In international markets, the sales improvement in 2010 over 2009 was broad-based, as stronger market conditions drove higher sales in most regions.

        Operating income for the segment improved in 2010 over 2009, due to improved sales unit volumes in North America, lower raw material prices (net of increased LIFO expense of $6.8 million) and a stronger international sales mix. SG&A expenses increased mainly due to increased employee incentives associated with improved operating income (approximately $5.2 million) and costs associated with business development activities.

  Other

        This unit mainly includes our tubing and industrial and fasteners operations and the Delta grinding media and manganese dioxide operations. The increase in sales and operating income in 2010, as compared with 2009, primarily was due to the Delta businesses acquired (approximately $110.3 million and $10.5 million, respectively) and improved sales demand for tubing products.

  Net corporate expense

        Net corporate expense increased in 2010, as compared with 2009, as 2010 expenses included:

  •
  expenses associated with the acquisition of Delta (approximately $15.3 million);

  •
  administrative expenses associated with Delta of $12.7 million (including approximately $5.9 million of pension plan expenses).

These expense increases were offset somewhat by lower employee incentive accruals in 2010 of $11.6 million and other decreases in discretionary spending.

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

  •
  increased deferred compensation expense related to the improved investment performance in the marketable securities underlying the deferred compensation plan as compared with of 2008 (approximately $6.8 million). We recorded the related investment gains in these securities as "Other" in our condensed consolidated statements of operations for the fiscal year ended December 26, 2009.

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

        "Other" income was higher in the fiscal year ended December 26, 2009, as compared with 2008, due to improved investment performance in the assets in our deferred compensation plan (approximately $6.8 million) and foreign currency transaction gains realized in 2009.

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

  Engineered Infrastructure Products (EIP) segment (formerly known as the Engineered Support Structures segment)

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

        The decrease in operating income in the EIP segment for fiscal 2009 was largely due to the decrease in sales volumes. The lower raw material costs, operational improvements (including employment and capacity reductions) and the impact of acquisitions (approximately $6.7 million) helped mitigate the operating income impact associated with lower sales.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $747.3 million at December 25, 2010, as compared with $458.6 million at December 26, 2009. The increase in net working capital in 2010 mainly resulted from the Delta acquisition of $300.3 million, offset to a degree by cash on hand used to fund part of the Delta acquisition. Operating cash flow was $152.2 million in fiscal 2010, as compared with $349.5 million in 2009. The decrease in operating cash flow in 2010 mainly was the result of lower net earnings 2010, as compared with 2009 and the significant cash flow generated in 2009 through inventory reductions. Accounts receivable turnover in 2010 was comparable with 2009.

        Investing Cash Flows—Capital spending in 2010 was $36.1 million, as compared with $44.1 million in 2009. We expect our capital spending for the 2011 fiscal year to be approximately $60 million. Investing cash flows for fiscal 2010 included $237.8 million related to Delta, net of cash on Delta's balance sheet at May 12, 2010 and an aggregate of approximately $11.3 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% , acquiring the remaining 30% of our Polish poles manufacturing operation and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008. Investing cash flows in 2010 also included $11.1 million in proceeds from the sale of a discontinued Delta manganese dioxide site.

        Financing Cash Flows—Our total interest-bearing debt increased from $172.4 million at December 26, 2009 to $477.7 million as of December 25, 2010. The increase in borrowings in 2010 was predominantly associated with the $300 million of senior unsecured notes and borrowings under our revolving credit agreement to finance a portion of the Delta acquisition.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 25, 2010, our long-term debt to invested capital ratio was 26.7%, as compared with 15.2% at December 26, 2009. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2011.

        Our debt financing at December 25, 2010 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $51.8 million, $46.8 million of which was unused at December 25, 2010. Our long-term debt principally consists of:

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

        At December 25, 2010, we had $8.0 million in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.47%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 25, 2010, we had the ability to borrow an additional $254.6 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At December 25, 2010, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 25, 2010 were as follows (including Delta on a pro forma basis, as per our covenants):

Interest-bearing debt	$476,979
EBITDA—last 12 months	264,710
Leverage ratio	1.80x
EBITDA—last 12 months	$264,710
Interest expense—last 12 months	30,947
Interest earned ratio	8.85x

        The calculation of pro forma EBITDA is as follows:

2010
Net cash flows from operations	$152,220
Interest expense	30,947
Income tax expense	55,008
Deferred income tax (expense) benefit	(5,017)
Noncontrolling interest	(6,034)
Equity in earnings/(losses) in nonconsolidated subsidiaries	2,439
Stock-based compensation	(7,154)
Pension plan expense	(5,874)
Payment of deferred compensation	393
Changes in assets and liabilities, net of acquisitions	26,272
Delta plc EBITDA—January 1, 2010 - May 12, 2010	21,118
Other	392

EBITDA	$264,710

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs. A significant portion of our cash balances are outside the United States. We have not made any provision for U.S. income taxes in our financial statements on approximately $388 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Therefore, if we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 25, 2010 were as follows (in millions of dollars):

Contractual Obligations	Total	2011	2012 - 2013	2014 - 2015	After 2015
Long-term debt	$468.8	$0.2	$8.6	$150.5	$309.5
Interest	226.2	30.4	60.7	45.0	90.1
Delta pension plan contributions	90.1	11.3	22.5	22.5	33.8
Operating leases	127.8	24.2	32.4	22.7	48.5
Unconditional purchase commitments	35.4	35.4	—	—	—

Total contractual cash obligations	$948.3	$101.5	$124.2	$240.7	$481.9

        Long-term debt principally consisted of $150.0 million of senior subordinated notes and $300.0 million of senior unsecured notes. At December 25, 2010, we had $8.0 million of outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.8 million at December 25, 2010. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees, which are re-negotiated in conjunction with a triennial valuation. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2011, and certain capital investments planned for 2011. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 25, 2010, we had approximately $50.0 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 25, 2010 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2011	2012 - 2013	2014 - 2015	Thereafter
Standby Letters of Credit	$1.0	$1.0	$—	$—	$—

Total commercial commitments	$1.0	$1.0	$—	$—	$—

        The above commitment is a loan guarantee of a non-consolidated subsidiary in Argentina that is accompanied by a guarantee from the majority owner to us. We also maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK

Changes in Prices

        Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel-making inputs. We have also experienced volatility in natural gas prices in the past several years. Our main strategies in managing these risks are a combination of fixed price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts on a limited basis to mitigate the impact of rising gas prices on our operating income.

Risk Management

        Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and natural gas. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

        Interest Rates—Our interest-bearing debt at December 25, 2010 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have impacted our would have impacted our interest expense in 2010 and 2009 by approximately

$0.1 million and $0.1 million, respectively. Likewise, we have excess cash balances on deposit in interest-bearing accounts in financial institutions. An increase or decrease in interest rates of 10% would have impacted our annual interest earnings in 2010 by approximately $0.5 million

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with forecasted transactions and balance sheet positions that are in currencies other than the functional currencies of our operations. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $31.0 million in 2010 and $8.1 million in 2009.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2010	2009
	(in millions)
Australian dollar	$22.0	$1.0
Chinese renminbi	11.5	8.7
Euro	7.3	8.1
U.K. pound	4.6	2.2
Brazilian real	3.2	2.6

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 25, 2010, our open natural gas contracts were not significant.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $12.0 million at December 25, 2010. If our estimate changed by 50%, the impact on operating income would be approximately $6.0 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value approximately 30% of our inventory. The remaining 70% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2008 and 2010, we experienced higher costs to produce inventory than in the prior respective years, due mainly to higher cost for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) in 2008 and 2010 of approximately $22.4 million and $3.0 million, respectively, than had our entire inventory been valued on the FIFO method. In 2009, prices decreased and operating income would have decreased by approximately $18.6 million than had our entire inventory been valued on the FIFO method.

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

        We identified eight reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. With respect to the Delta acquisition, we carried forward the fair value calculations of the acquired reporting units as of the May 12, 2010 acquisition date and did not test them for impairment in the third quarter of 2010, as no impairment indicators were present. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the annual free cash flow. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under current accounting standards, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

        The valuation of most of our reporting units exceeded their respective carrying values by a substantial margin, except the North American Communication reporting unit, which has goodwill of $6.1 million and an excess of fair value over carrying value of $5.7 million. Accordingly, no further valuation of our reporting units was necessary. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against forecasted sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 13.1%, which we estimate to be the after-tax cost of capital for such assets. In 2009, impairment charges of $0.7 million were recorded in connection with our decision to discontinue the use of a trade name for sign structures. In the fourth quarter of 2010, we completed our evaluation of the PiRod trade name, by reviewing with management the valuation assumptions and future business plans associated with the trade name and concluded that the value of the trade name ($4.7 million) was not impaired.

Income Taxes

        We record valuation allowances to reduce our deferred tax assets to amounts that are more likely than not to be realized. We consider future taxable income expectations and tax-planning strategies in assessing the need for the valuation allowance. If we estimate a deferred tax asset is not likely to be fully realized in the future, a valuation allowance to decrease the amount of the deferred tax asset would decrease net earnings in the period the determination was made. Likewise, if we subsequently determine that we are able to realize all or part of a net deferred tax asset in the future, an adjustment reducing the valuation allowance would increase net earnings in the period such determination was made. At December 25, 2010, we had approximately $210.8 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $208.1 million. In 2010, both the deferred tax assets as well as the valuation allowances increased significantly. This was due to the acquisition of Delta and did not have an impact on our income tax expense. At December 25, 2010, Delta had $173.2 million of deferred tax assets relating mainly to operating losses and $31.3 million of deferred tax assets associated with its defined benefit pension liability. Because the realization of these deferred tax assets is not likely at this time, we have established a valuation allowance of $204.5 million. Excluding the valuation allowances related to Delta, Valmont had an increase of 0.5 million in valuation allowances that increased our income tax expense during 2010. In 2009, we reduced our valuation allowances by net $4.1 million, resulting in a decrease in our income tax expense of approximately $1.5 million. This changes occurred because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. In 2009, the most significant decrease in our valuation allowances that affected our income tax expense related to the realization of operating loss carryforwards due to the strong performance of our Mexican utility support structures operation. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        We have not made any U.S. income tax provision in our financial statements for a certain amount of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation.

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

Pension Benefits

        Delta Ltd. maintains a defined benefit pension plan for qualifying employees in the United Kingdom. Independent actuaries assist in properly measuring the liabilities and expenses associated with accounting for pension benefits to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets.

        We evaluate our critical assumptions at least annually. Key assumptions are based on the following factors:

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

  •
  Inflation is based on the estimated change in the consumer price index ("CPI"). In the past, this assumption was normally based on changes in the retail price index ("RPI") and usually is higher than CPI. Recent changes in U.K. pension law allow the use of CPI in the calculation of pension benefits for deferred members and we incorporated this into our pension calculations at December 25, 2010. In the event that we are required to use RPI in our pension calculations, there would be an increase in the pension liability of approximately $18.5 million.

The following tables present the key assumptions used to measure pension expense for 2011 and the estimated impact on 2011 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	5.50%
Expected return on plan assets	5.40%
Inflation	2.80%

Assumptions In Millions of Dollars	Increase in Pension Expense
1.00% decrease in discount rate	$0.9
1.00% decrease in expected return on plan assets	$3.5
1.00% increase in inflation	$4.5

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 36 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 23, 2011

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

	2010	2009	2008
Product sales	$1,737,940	$1,665,862	$1,771,546
Services sales	237,565	120,739	135,732

Net sales	1,975,505	1,786,601	1,907,278
Product cost of sales	1,290,446	1,177,427	1,314,272
Services cost of sales	165,485	77,160	82,522

Total cost of sales	1,455,931	1,254,587	1,396,794

Gross profit	519,574	532,014	510,484
Selling, general and administrative expenses	341,161	294,020	281,893

Operating income	178,413	237,994	228,591

Other income (expenses):
Interest expense	(30,947)	(15,760)	(18,267)
Interest income	4,840	1,510	2,323
Other	676	2,340	(7,128)

	(25,431)	(11,910)	(23,072)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	152,982	226,084	205,519

Income tax expense (benefit):
Current	49,991	65,519	74,715
Deferred	5,017	7,375	(4,502)

	55,008	72,894	70,213

Earnings before equity in earnings of nonconsolidated subsidiaries	97,974	153,190	135,306
Equity in earnings of nonconsolidated subsidiaries	2,439	751	914

Net earnings	100,413	153,941	136,220

Less: Earnings attributable to noncontrolling interests	(6,034)	(3,379)	(3,823)

Net earnings attributable to Valmont Industries, Inc.	$94,379	$150,562	$132,397

Earnings per share:
Basic	$3.62	$5.80	$5.13
Diluted	$3.57	$5.73	$5.04

Cash dividends per share	$0.645	$0.580	$0.495

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 25, 2010 and December 26, 2009

(Dollars in thousands, except per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$346,904	$180,786
Receivables, less allowance for doubtful receivables of $8,406 in 2010 and $5,905 in 2009	410,566	259,521
Inventories	280,223	210,611
Prepaid expenses	23,806	22,143
Refundable and deferred income taxes	32,727	42,361

Total current assets	1,094,226	715,422

Property, plant and equipment, at cost	865,287	675,446
Less accumulated depreciation and amortization	425,678	392,358

Net property, plant and equipment	439,609	283,088

Goodwill	314,847	178,320
Other intangible assets	185,535	96,378
Other assets	56,526	28,961

Total assets	$2,090,743	$1,302,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$238	$231
Notes payable to banks	8,824	11,900
Accounts payable	179,814	118,210
Accrued employee compensation and benefits	75,981	66,611
Accrued expenses	77,705	55,921
Dividends payable	4,352	3,944

Total current liabilities	346,914	256,817

Deferred income taxes	89,922	49,281
Long-term debt, excluding current installments	468,596	160,251
Defined benefit pension liability	104,171	—
Deferred compensation	23,300	20,503
Other noncurrent liabilities	47,713	7,010
Commitments and contingencies
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	850,269	767,398
Accumulated other comprehensive income (loss)	63,645	16,953
Cost of common shares in treasury 1,525,661 shares in 2010 (1,602,860 shares in 2009)	(25,922)	(25,990)

Total Valmont Industries, Inc. shareholders' equity	915,892	786,261

Noncontrolling interest in consolidated subsidiaries	94,235	22,046

Total shareholders' equity	1,010,127	808,307

Total liabilities and shareholders' equity	$2,090,743	$1,302,169

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 25, 2010

(Dollars in thousands)

	2010	2009	2008
Cash flows from operations:
Net earnings	$100,413	$153,941	$136,220
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	59,663	44,748	39,597
Stock-based compensation	7,154	6,586	4,736
Pension plan expense	5,874	—	—
Loss (gain) on sale of property, plant and equipment	3,203	1,182	(303)
Equity in earnings in nonconsolidated subsidiaries	(2,439)	(751)	(914)
Deferred income taxes	5,017	7,375	(4,502)
Other	—	(238)	2,867
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(51,793)	74,182	(59,587)
Inventories	22,321	107,245	(83,408)
Prepaid expenses	4,365	(7,268)	3,944
Accounts payable	(872)	(19,718)	9,989
Accrued expenses	(7,542)	(3,020)	8,424
Other noncurrent liabilities	(598)	(700)	(1,083)
Income taxes payable/refundable	7,847	(13,777)	(2,145)
Payment of deferred compensation	(393)	(267)	(1,260)

Net cash flows from operating activities	152,220	349,520	52,575

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,092)	(44,129)	(50,879)
Acquisitions (net of cash acquired of $198,810 in fiscal 2010)	(249,057)	—	(146,713)
Proceeds from sale of assets	11,387	1,331	3,829
Dividends from nonconsolidated subsidiaries	10,125	—	—
Other, net	924	(797)	(314)

Net cash flows from investing activities	(262,713)	(43,595)	(194,077)

Cash flows from financing activities:
Net borrowings under short-term agreements	(3,075)	(7,652)	1,712
Proceeds from long-term borrowings	491,680	10,001	188,893
Principal payments on long-term obligations	(183,285)	(187,969)	(75,474)
Dividends paid	(16,588)	(14,695)	(12,251)
Dividends to noncontrolling interest	(13,071)	(956)	(538)
Retirement of Delta plc preference shares	(4,467)	—	—
Debt issuance fees	(3,858)	—	—
Proceeds from exercises under stock plans	4,464	4,942	7,519
Excess tax benefits from stock option exercises	2,021	2,665	7,385
Sale/(purchase) of treasury shares	(876)	(669)	11
Purchase of common treasury shares—stock plan exercises	(3,260)	(4,067)	(8,504)

Net cash flows from financing activities	269,685	(198,400)	108,753

Effect of exchange rate changes on cash and cash equivalents	6,926	4,694	(5,216)

Net change in cash and cash equivalents	166,118	112,219	(37,965)
Cash and cash equivalents—beginning of year	180,786	68,567	106,532

Cash and cash equivalents—end of year	$346,904	$180,786	$68,567

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 25, 2010

(Dollars in thousands, except share and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2007	27,900	—	496,388	16,996	(30,671)	10,373	520,986
Comprehensive income:
Net earnings	—	—	132,397	—	—	3,823	136,220
Currency translation adjustment	—	—	—	(17,529)	—	3,187	(14,342)

Total comprehensive income	—	—	—	—	—	—	121,878
Cash dividends ($0.495 per share)	—	—	(12,929)	—	—	(538)	(13,467)
Sale of 147 treasury shares	—	—	—	—	11	—	11
Purchase of treasury shares:
Stock plan exercises; 47,779 shares	—	—	—	—	(8,504)	—	(8,504)
Stock options exercised; 296,919 shares issued	—	(12,586)	8,398	—	11,674	—	7,486
Tax benefit from exercise of stock options	—	7,385	—	—		—	7,385
Stock option expense	—	2,636	—	—		—	2,636
Stock awards; 11,030 shares issued	—	2,565	—	—		—	2,565

Balance at December 27, 2008	27,900	—	624,254	(533)	(27,490)	16,845	640,976
Comprehensive income:
Net earnings	—	—	150,562	—	—	3,379	153,941
Currency translation adjustment	—	—	—	17,486	—	2,778	20,264

Total comprehensive income	—	—	—	—	—	—	174,205
Cash dividends ($0.580 per share)	—	—	(15,237)	—	—	(956)	(16,193)
Purchase of 8,943 treasury shares	—	—	—	—	(669)	—	(669)
Stock plan exercises;112,901 shares acquired	—	—	—	—	(4,067)	—	(4,067)
Stock options exercised; 186,120 shares issued	—	(8,678)	7,819	—	5,800	—	4,941
Tax benefit from exercise of stock option	—	2,665	—	—		—	2,665
Stock option expense	—	4,046	—	—		—	4,046
Stock awards; no shares issued	—	1,967	—	—	436	—	2,403

Balance at December 26, 2009	27,900	—	767,398	16,953	(25,990)	22,046	808,307
Comprehensive income:
Net earnings	—	—	94,379	—	—	6,034	100,413
Actuarial gains in pension plan	—	—	—	28,952	—	—	28,952
Currency translation adjustment	—	—	—	17,740	—	3,008	20,748

Total comprehensive income	—	—	—	—	—	—	150,113
Cash dividends ($0.645per share)	—	—	(16,992)	—	—	—	(16,992)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Dividends to noncontrolling interests	—	—	—	—	—	(13,071)	(13,071)
Purchase of noncontrolling interest	—	(3,754)	—	—	—	(3,311)	(7,065)
Purchase of 12,351 treasury shares	—	—	—	—	(876)	—	(876)
Stock plan exercises;109,711 shares acquired	—	—	—	—	(3,260)	—	(3,260)
Stock options exercised; 43,104 shares issued	—	(4,574)	5,484	—	3,554	—	4,464
Tax benefit from exercise of stock option	—	2,021	—	—	—	—	2,021
Stock option expense	—	4,944	—	—	—	—	4,944
Stock awards; 9,088 issued	—	1,363	—	—	650	—	2,013

Balance at December 25, 2010	$27,900	—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 25, 2010

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

  Cash overdrafts

        Cash book overdrafts totaling $11,952 and $10,770 were classified as accounts payable at December 25, 2010 and December 26, 2009, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

  Operating Segments

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Reportable segments are as follows:

        ENGINEERED INFRASTRUCTURE PRODUCTS (formerly known as Engineered Support Structures): This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, roadway safety and access systems applications;

        UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

        COATINGS: This segment consists of galvanizing, anodizing and powder coating services on a global basis; and

        IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry.

        In addition to these four reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales. These operations include the manufacture of forged steel grinding media for the mining industry, tubular products for industrial customers, electrolytic manganese dioxide for disposable batteries and the distribution of industrial fasteners. These operations collectively are reported in the "Other" category.

        In the fourth quarter of 2010, the Company reorganized its segment reporting structure to reflect the management structure as a result of the acquisition of Delta plc. The main business units of Delta are organized as follows in the reportable segment structure:

  •
  Engineered Infrastructure Products segment includes Delta's lighting, communication, access systems and roadway safety products;

  •
  Coatings segment includes Delta's galvanizing operations in the U.S., Australia and Asia;

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Delta's forged steel grinding media and electrolytic manganese dioxide operations are included an "Other", and;

  •
  Delta's management administration expenses are included in "Net corporate expense".

        As these changes only affect the 2010 financial statements, no reclassification to our 2008 and 2009 presentation was necessary.

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 consisted of 52 weeks.

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

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Accumulated Other Comprehensive Income (Loss)

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. "Accumulated other comprehensive income (loss)" consisted of the following at December 25, 2010 and December 26, 2009:

	December 25, 2010	December 26, 2009
Foreign currency translation adjustment	$34,693	$16,953
Actuarial gain in defined benefit pension plan	28,952	—

Balance, end of period	$63,645	$16,953

  Revenue Recognition

        Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions exist only in the design stage of our products. Acceptance of the design by the customer is required before the product is manufactured and delivered to the customer. We are not entitled to any compensation solely based on design of the product and we do not recognize any revenue associated with the design stage. No general rights of return exist for customers once the product has been delivered. Shipping and handling costs associated with sales are recorded as cost of goods sold. Sales discounts and rebates are estimated based on past experience and are recorded as a reduction of net sales in the period in which the sale is recognized. Service revenues predominantly consist of coatings services provided by our Coatings segment to its customers.

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries which are recorded within other assets. In fiscal 2010, the Company received dividends of approximately $10.1 million from non-consolidated subsidiaries, which reduced the investments in these non-consolidated subsidiaries.

  Subsequent Events

        The Company has evaluated all subsequent events requiring recognition as of December 25, 2010 and did not identify any subsequent events that require disclosure.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(2) ACQUISITION

        On March 10, 2010, the Company commenced a cash offer for all of the issued and to be issued ordinary share capital of Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The acquisition was completed on May 12, 2010. The price paid per share was 185 pence in cash for each Delta share, or £284,463, or $436,736 based on the contracted average exchange rate of $1.5353 / £. Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials. The Company financed the acquisition with the net proceeds from an April 2010 sale of $300 million of senior notes at an interest rate of 6.625% per annum, cash balances of $83 million and borrowings under the Company's revolving credit agreement. The factors that contributed to a purchase price resulting in the recognition of goodwill, non-deductible for tax purposes, for the acquisition of Delta were to (i) increase the Company's business presence in the Asia Pacific region, (ii) add to its current business activities in the galvanizing and support structures product lines, and (iii) provide growth opportunities in businesses that are not directly related to the Company's current product offerings.

        The Company incurred $15.3 million of expenses (reported as "Selling, general and administrative expenses") in the fiscal year ended December 25, 2010 related to the Delta acquisition. These expenses included amounts paid for investment banking fees, due diligence costs and other direct expenses related to the purchase of the Delta shares. From a segment reporting standpoint, these expenses were reported as part of "Net corporate expense".

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At May 12, 2010
Current assets	$403,780
Property, plant and equipment	162,435
Other long-term assets	28,136
Intangible assets	100,716
Goodwill	135,296

Total fair value of assets acquired	$830,363

Current liabilities	102,252
Defined benefit pension liability	127,937
Deferred income taxes	40,221
Other non-current liabilities	43,688
Non-controlling interests	79,529

Total fair value of liabilities assumed and non-controlling interests	393,627

Net assets acquired	$436,736

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(2) ACQUISITION (Continued)

        The goodwill associated with the acquisition was allocated to the Company's reportable segments as follows:

Engineered Infrastructure Products	$95,843
Coatings	20,906
Other	18,547

Total goodwill	$135,296

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

	$100,716

        The Company's Consolidated Statements of Operations for the fiscal year ended December 25, 2010 included net sales of $348,846 and net earnings of $18,179 resulting from Delta's operations from May 12, 2010 until December 25, 2010.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(2) ACQUISITION (Continued)

        The Company's pro forma results of operations for the fiscal years ended December 26, 2009 and December 25, 2010, assuming that the acquisition occurred at the beginning of each year was as follows:

	Fifty-two weeks Ended December 26, 2009	Fifty-two Weeks Ended December 25, 2010
Net sales	$2,307,949	$2,167,923
Net earnings	165,863	99,614
Earnings per share—diluted	$6.31	$3.77

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2010	2009	2008
Interest	$26,268	$16,661	$18,099
Income taxes	38,106	77,084	69,509

(4) INVENTORIES

        Approximately 32% and approximately 47% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 25, 2010 and December 26, 2009, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $42,500 and $39,500 at December 25, 2010 and December 26, 2009, respectively.

        Inventories consisted of the following:

	2010	2009
Raw materials and purchased parts	$133,380	$112,911
Work-in-process	25,891	20,217
Finished goods and manufactured goods	163,511	117,032

Subtotal	322,782	250,160
Less: LIFO reserve	42,559	39,549

	$280,223	$210,611

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(4) INVENTORIES (Continued)

        In 2010 and 2009, the Company reduced its LIFO inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $1,509 and $5,503 for the fiscal years ended December 25, 2010 and December 26, 2009, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2010	2009
Land and improvements	$59,965	$31,499
Buildings and improvements	219.890	168,022
Machinery and equipment	467,466	367,465
Transportation equipment	30,156	29,018
Office furniture and equipment	70,867	65,713
Construction in progress	16,943	13,729

	$865,287	$675,446

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $15,652, $16,293, and $14,780 for fiscal 2010, 2009, and 2008, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 25, 2010 are:

Fiscal year ending
2011	$24,227
2012	18,906
2013	13,524
2014	11,933
2015	10,801
Subsequent	48,450

Total minimum lease payments	$127,841

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill and other intangible assets was performed during the third quarter of 2010. As a result of that testing, the Company determined that its goodwill and intangible assets were not impaired, although the fair value of the North American Communication reporting unit, which has approximately $6.1 million of goodwill, was not substantially higher than carrying value. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 25, 2010 and December 26, 2009 were as follows:

	As of December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,664	$37,932	13 years
Proprietary Software & Database	2,609	2,568	6 years
Patents & Proprietary Technology	9,486	2,336	8 years
Non-compete Agreements	1,674	1,054	6 years

	$169,433	$43,890

	As of December 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$97,289	$27,559	14 years
Proprietary Software & Database	2,627	2,434	6 years
Patents & Proprietary Technology	3,466	1,257	13 years
Non-compete Agreements	1,704	823	6 years

	$105,086	$32,073

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for intangible assets was $11,873, $8,953, and $6,514 for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2011	$13,974
2012	13,887
2013	12,990
2014	12,570
2015	11,721

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 25, 2010 and December 26, 2009 were as follows:

	December 25, 20010	December 26, 2009	Year Acquired
Webforge	$16,478	$—	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,795	—	2010
Donhad	6,635	—	2010
PiRod	4,750	4,750	2001
Industrial Galvanizers	4,632	—	2010
Other	7,591	7,504

	$59,992	$23,365

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2010. The evaluation of the PiRod trade name was completed in the fourth quarter of 2010. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired in fiscal 2010.

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

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Goodwill

        The carrying amount of goodwill by segment as of December 25, 2010 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$—	$178,320
Acquisition	95,843	—	20,906	—	18,547	135,296
Foreign currency translation	881	—	185	—	165	1,231

Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847

        The Company examined the goodwill assigned to its reporting units in the third quarter of 2010 and determined that the goodwill on its consolidated balance sheet at December 25, 2010 was not impaired. The goodwill from acquisitions arose from the acquisition of Delta plc in May 2010.

        The carrying amount of goodwill by segment as of December 26, 2009 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance December 27, 2008	$52,324	$77,141	$43,777	$2,049	$175,291
Impairment	(395)	—	—	—	(395)
Purchase accounting adjustment	216	—	—	15	231
Foreign currency translation	3,193	—	—	—	3,193

Balance December 26, 2009	$55,338	$77,141	$43,777	$2,064	$178,320

        The impairment related to the Company's sign structure operations. The purchase accounting adjustment mainly related to the net of changes in goodwill associated with the completion of the Stainton purchase price allocation in 2009 and the additional goodwill recognized from the contingent consideration of associated with the Stainton acquisition.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $51,813. As of December 25, 2010, $5,493 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $46,320 at December 25, 2010. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 3.38% at December 25, 2010, and 2.38% at December 26, 2009. Other notes payable of $3,331 were outstanding at December 25, 2010.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES

        Income tax expense (benefit) consists of:

	2010	2009	2008
Current:
Federal	$21,900	$43,497	$48,984
State	3,527	5,681	5,134
Foreign	23,919	16,618	20,064

	49,346	65,796	74,182

Non-current:	645	(277)	533
Deferred:
Federal	5,258	$8,146	$(2,913)
State	686	1,092	(249)
Foreign	(927)	(1,863)	(1,340)

	5,017	7,375	(4,502)

	55,008	$72,894	$70,213

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.5	2.5
Carryforwards, credits and changes in valuation allowances	(0.2)	(0.9)	0.6
Foreign tax rate differences	(3.4)	(3.1)	(2.9)
Changes in unrecognized tax benefits	0.4	(0.1)	0.3
Non-deductible acquisition costs—Delta	2.3	—	—
Other	0.1	(1.2)	(1.3)

	36.0%	32.2%	34.2%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2010	2009
Deferred income tax assets:
Accrued expenses and allowances	$14,790	$11,117
Accrued insurance	1,481	1,686
Tax credit and net operating loss carryforwards	174,283	6,772
Defined benefit pension liability	31,251	—
Inventory allowances	3,360	2,799
Accrued warranty	3,613	4,987
Deferred compensation	30,076	19,114
Nonconsolidated subsidiaries	0	1,492

Gross deferred income tax assets	258,854	47,967
Valuation allowance	(208,130)	(4,529)

Net deferred income tax assets	50,724	43,438

Deferred income tax liabilities:
Property, plant and equipment	43,713	28,248
Intangible assets	62,281	28,100
Other liabilities	4,514	4,902

Total deferred income tax liabilities	110,508	61,250

Net deferred income tax liabilities	$59,784	$17,812

        Uncertain tax positions included in other non-current liabilities are evaluated in a two-step process, whereby (1) the Company determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        The following summarizes the activity related to our unrecognized tax benefits in 2010, 2009 and 2008, in thousands:

	2010	2009	2008
Gross Unrecognized Tax Benefits—beginning of year	$2,175	$2,369	$1,848
Gross increases—tax positions in prior period	77	71	234
Gross decreases—tax positions in prior period	(44)	(157)	(34)
Gross increases—current-period tax positions	500	486	842
Gross increases—acquisitions	3,000	—	—
Lapse of statute of limitations	—	(594)	(521)

Gross Unrecognized Tax Benefits—end of year	$5,708	$2,175	$2,369

        There are approximately $782 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. In the third quarter of 2009, the Company recorded a reduction of its gross unrecognized tax benefit of $594, with $386 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. In the second quarter of 2010, an additional $3,000 of uncertain tax positions were recorded in connection with the acquisition of Delta and did not impact current tax expense. In addition to these amounts, there was an aggregate of $421 and $257 of interest and penalties at December 25, 2010 and December 26, 2009, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2007 and forward remain open under U.S. statutes of limitation. Generally, tax years 2006 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5,504 and $1,978 at December 25, 2010 and December 26, 2009, respectively.

        At December 25, 2010 and December 26, 2009, net deferred tax assets of $30,138 and $31,469, respectively, were included in refundable and deferred income taxes ($29,206 at December 25, 2010 and $29,619 at December 26, 2009) and other assets ($932 at December 25, 2010 and $1,850 at December 26, 2009). At December 25, 2010 and December 26, 2009, net deferred tax liabilities of $89,922 and $49,281, respectively, are included in deferred income taxes.

        During 2010, the gross deferred income tax assets and valuation allowances increased significantly. These increases were a result of the acquisition of Delta. At December 25, 2010, Delta has $173.2 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards and $31.3 million for its defined benefit pension obligation. Because the realization of these deferred tax assets is not more likely than not at this time, we have established a valuation allowance of $204.5 million.

        At December 25, 2010 and at December 26, 2009, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 25, 2010 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2011 through 2027. The currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $388 million at December 25, 2010 and $152 million at December 26, 2009, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

(9) LONG-TERM DEBT

	December 25, 2010	December 26, 2009
6.625% Senior Unsecured Notes(a)	$300,000	$—
6.875% Senior Subordinated Notes(b)	150,000	150,000
Revolving credit agreement(c)	8,000	—
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	2,334	1,982

Total long-term debt	468,834	160,482
Less current installments of long-term debt	238	231

Long-term debt, excluding current installments	$468,596	$160,251

(a)
The $300 million of senior unsecured notes bear interest at 6.625% per annum and are due in April 2020. These notes may be repurchased at specified prepayment premiums. These notes and the senior subordinated notes are guaranteed by certain subsidiaries of the Company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

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

(ii)
the higher of

  •
  The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

  •
  LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

  At December 25, 2010, the Company had $8,000 in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.47%, not including facility fees. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 25, 2010, the Company had the ability to borrow an additional $254,595 under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 25, 2010 and December 26, 2009 were 0.50% and 0.52%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at December 25, 2010.

        The minimum aggregate maturities of long-term debt for each of the four years following 2011 are: $334, $8,256, $150,262 and $275.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 25, 2010,855,683 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $4,893, $4,046 and $2,636 of compensation expense (included in selling, general and administrative expenses) in the 2010, 2009 and 2008 fiscal years, respectively. The associated tax benefits recorded in the 2010, 2009 and 2008 fiscal years was $1,859, $1,558 and $1,015, respectively.

        At December 25, 2010, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 2.35 years, was approximately $10,772.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2010, 2009 and 2008 was estimated using the following assumptions:

	2010	2009	2008
Expected volatility	31.8%	31.8%	31.5%
Risk-free interest rate	1.62%	2.26%	1.54%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs.
Dividend yield	0.81%	0.66%	0.65%

        Following is a summary of the activity of the stock plans during 2008, 2009 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2007	1,074,440	$39.76
Granted	342,150	58.69
Exercised	(296,919)	(25.18)
Forfeited	(6,894)	(57.75)

Outstanding at December 27, 2008	1,112,777	$49.36	5.29	$15,150

Options vested or expected to vest at December 27, 2008	1,072,330	$48.75	6.09	15,139

Options exercisable at December 27, 2008	596,610	$35.50	4.18	14,989

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The weighted average per share fair value of options granted during 2008 was $16.37.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 27, 2008	1,112,777	$49.36
Granted	242,707	78.65
Exercised	(186,120)	(26.28)
Forfeited	(43,053)	(64.84)

Outstanding at December 26, 2009	1,126,311	$59.06	5.12	$26,454

Options vested or expected to vest at December 26, 2009	1,085,735	$58.60	5.07	25,998

Options exercisable at December 26, 2009	581,145	$47.76	4.02	20,229

        The weighted average per share fair value of options granted during 2009 was $22.97.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 26, 2009	1,126,311	$59.06
Granted	229,703	85.12
Exercised	(109,711)	(32.09)
Forfeited	(23,409)	(71.11)

Outstanding at December 25, 2010	1,222,894	$66.22	4.86	$25,703

Options vested or expected to vest at December 25, 2010	1,187,408	$65.84	4.81	25,401

Options exercisable at December 25, 2010	708,014	$58.05	3.91	20,614

        The weighted average per share fair value of options granted during 2010 was $23.69.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        Following is a summary of the status of stock options outstanding at December 25, 2010:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$13.91 - 21.88	74,682	1.87 years	$18.46	74,682	$18.46
23.46 - 40.21	102,305	3.16 years	28.57	100,105	28.32
53.01 - 80.83	639,515	4.95 years	65.20	372,238	61.58
82.81 - 99.13	406,392	5.68 years	86.08	160,989	86.72

	1,222,894			708,014

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2010, 2009 and 2008, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2010	2009	2008
Shares issued	29,076	21,607	13,107
Weighted-average per share price on grant date	$80.91	$64.44	$92.57
Compensation expense	$2,541	$2,595	$2,100

        At December 25, 2010 the amount of deferred stock-based compensation granted, to be recognized over a weighted-average period of 2.7 years, was approximately $3,085.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS).

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2010:
Net earnings attributable to Valmont Industries, Inc.	$94,379	—	$94,379
Shares outstanding (000's)	26,100	322	26,422
Per share amount	$3.62	$.05	$3.57
2009:
Net earnings attributable to Valmont Industries, Inc.	$150,562	—	$150,562
Shares outstanding (000's)	25,951	338	26,289
Per share amount	$5.80	$.07	$5.73
2008:
Net earnings attributable to Valmont Industries, Inc.	$132,397	—	$132,397
Shares outstanding (000's)	25,815	458	26,273
Per share amount	$5.13	$0.09	$5.04

        At the end of fiscal years 2010 and 2009, there were 8,000, and 255,000 options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) TREASURY STOCK

        Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and reissuance price is charged or credited to "Additional Paid-In Capital."

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2010, 2009 and 2008 Company contributions to these plans amounted to approximately $8,300, $8,700, and $8,800 respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN (Continued)

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $18.4 million and $15.7 million at December 25, 2010 and December 26, 2009, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. In fiscal 2010, $393 was distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. All distributions were made in cash.

(14) RESEARCH AND DEVELOPMENT

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Operations. Research and development expenses were approximately $5,500 in 2010, $6,200 in 2009, and $5,000 in 2008.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 25, 2010, the carrying amount of the Company's long-term debt was $468,154 with an estimated fair value of approximately $481,275. At December 26, 2009 the carrying amount of the Company's long-term debt was $160,481 with an estimated fair value of approximately $165,731.

        For financial reporting purposes, a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date is used. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Three-year period ended December 25, 2010

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

		Fair Value Measurement Using:
	Carrying Value December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,433	$18,433	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$15,653	$15,653	$—	$—

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

        Annual consolidated purchase requirements are approximately 850,000 MMBtu. At December 25, 2010, there were open swaps totaling 180,000 MMBtu with a total unrealized loss of $1, which was recorded in the Company's consolidated statement of operations for the fiscal year ended December 25, 2010. At December 26, 2009, there were open swaps totaling 150,000 MMBtu with a

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        In fiscal 2008, the Company purchased 7.2 million euros of put options, sold 14.4 million euros of call options and sold 2.4 million of put options to deliver euros at a fixed rate of Polish zlotys to certain banks to fix the zloty/euro exchange rate on forecasted sales transactions of its Polish manufacturing operation that are denominated in euros. For the fiscal years ended December 27, 2008 and December 26, 2009 the Company recorded losses associated with these contracts of $1,245 and $2,127, respectively, in its consolidated statements of operations. There were no significant open foreign currency contracts at December 25, 2010.

(17) GUARANTEES

        The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 25, 2010, the maximum amount of the guarantee was approximately $1 million. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. The Company recorded the fair value of this guarantees of $0.1 million in "Accrued expenses" at December 25, 2010 and December 26, 2009.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 25, 2010 and December 26, 2009, were as follows:

	2010	2009
Balance, beginning of period	$16,172	$12,523
Payments made	(13,301)	(11,028)
Change in liability for warranties issued during the period	9,849	14,307
Change in liability for pre-existing warranties	(704)	370

Balance, end of period	$12,016	$16,172

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(18) DEFINED BENEFIT RETIREMENT PLAN

        Delta provides defined benefit retirement income to eligible employees in the United Kingdom and is the plan sponsor. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has less than ten active employees as members.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and inflation. Plan assets are measured at fair value. At the date of the Delta acquisition (May 12, 2010), the Company determined fair value of the PBO and plan assets. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.5353/£ and $1.5442/£ to translate the net pension liability into U.S. dollars at May 12, 2010 and December 25, 2010, respectively.

        Projected Benefit Obligation and Fair Value of Plan Asset at date of Delta acquisition—The accumulated benefit obligation (ABO) is the present value of benefits earned to date. The underfunded ABO represents the difference between the PBO and the fair value of plan assets. Changes in the PBO and fair value of plan assets for the pension plan for the period from May 12, 2010 to December 25, 2010 were as follows:

Thousands of Dollars	Projected Benefit Obligation	Plan Assets	Funded status
Fair value at May 12, 2010	$478,993	$351,056	$(127,937)
Service cost	154	—
Employer contributions	—	938
Interest cost	16,654	—
Actual return on plan assets	—	11,275
Benefits paid	(5,698)	(5,698)
Actuarial loss (gain)	(28,952)	—
Currency translation	2,656	2,065

Fair Value at December 25, 2010	$463,807	$359,636	$(104,171)

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 25, 2010 were as follows:

Percentages	2010
Discount rate	5.50%
Salary increase	4.50%
Inflation	2.80%

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(18) DEFINED BENEFIT RETIREMENT PLAN (Continued)

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

        The components of the net periodic pension expense were as follows for the period from May 12, 2010 to December 25, 2010:

Thousands of Dollars
Net Periodic Benefit Cost:
Service cost	$154
Interest cost	16,654
Expected return on plan assets	(10,934)

Net periodic benefit expense	$5,874

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2010:

Percentages
Discount rate	5.60%
Expected return on plan assets	5.51%
Salary increase	4.70%
Inflation	3.70%

        The discount rate is based on the annualized yield on the iBoxx over the 15-year AA-rated corporate bonds index with cash flows generally matching the Plan's expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.

Cash Contributions

        Employer contributions to the pension plan have been set at $9,728 (£6.3 million) per annum in accordance with the Plan's 10-year recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,544 (£1.0 million) per annum.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(18) DEFINED BENEFIT RETIREMENT PLAN (Continued)

Benefit Payments

        The following table details expected pension benefit payments for the years 2010 through 2019:

Thousands of Dollars
2011	$9,728
2012	10,191
2013	10,500
2014	10,809
2015	11,272
Years 2016 - 2020	63,002

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

        The pension plan investments are held in a trust. Most of the pension plan assets are invested in fixed income securities. The debt portfolio is also broadly diversified and invested primarily in U.K. Treasury and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at December 25, 2010.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(18) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        At December 25, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

Thousands of Dollars	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$1,397	$—	$1,397
Index-linked gilts	—	50,803	—	50,803
Corporate bonds	—	290,303	—	290,303
Corporate stock	—	16,986	—	16,986
Other investments	—	147	—	147

Total plan net assets at fair value	$—	$359,636	$—	$359,636

(19) BUSINESS SEGMENTS

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

        Reportable segments are as follows:

          ENGINEERED INFRASTRUCTURE PRODUCTS:     This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, roadway safety and access systems applications;

          UTILITY SUPPORT STRUCTURES:     This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;

          COATINGS:     This segment consists of galvanizing, anodizing and powder coating services on a global basis; and

          IRRIGATION:     This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry.

        In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of forged steel grinding media for the mining industry, tubular products for industrial customers, the electrolytic manganese dioxide for disposable batteries and the distribution of industrial fasteners and are reported in the "Other" category.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(19) BUSINESS SEGMENTS (Continued)

        In the fourth quarter of 2010, the Company reorganized its segment reporting structure to reflect the management structure as a result of the acquisition of Delta plc. The main business units of Delta are organized as follows in the reportable segment structure:

  •
  Engineered Infrastructure Products segment includes Delta's lighting, communication, access systems and roadway safety products;

  •
  Coatings segment includes Delta's galvanizing operations in the U.S., Australia and Asia;

  •
  Delta's forged steel grinding media and electrolytic manganese dioxide operations are included an "Other", and;

  •
  Delta's management administration expenses are included in "Net corporate expense".

        As these changes only affect the 2010 financial statements, no reclassification to the 2008 and 2009 presentation was necessary.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(19) BUSINESS SEGMENTS (Continued)

Summary by Business Segments

	2010	2009	2008
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$490,359	$455,583	$496,014
Communication Products	105,852	141,463	148,621
Access Systems	81,103	—	—

Engineered Infrastructure Products segment	677,314	597,046	644,635
Utility Support Structures segment:
Steel	407,703	578,740	421,907
Concrete	67,217	121,808	91,213

Utility Support Structures segment	474,920	700,548	513,120
Coatings segment	238,273	115,530	140,518
Irrigation segment	443,371	362,187	562,733
Other	198,550	68,639	113,139

Total	2,032,428	1,843,950	1,974,145
INTERSEGMENT SALES:
Engineered Infrastructure Products	8,044	14,744	6,384
Utility Support Structures	2,219	2,331	4,750
Coatings	29,906	24,954	28,536
Irrigation	12	16	22
Other	16,742	15,304	27,175

Total	56,923	57,349	66,867
NET SALES:
Engineered Infrastructure Products segment	669,270	582,302	638,251
Utility Support Structures segment	472,701	698,217	508,370
Coatings segment	208,367	90,576	111,982
Irrigation segment	443,359	362,171	562,711
Other	181,808	53,335	85,964

Total	$1,975,505	$1,786,601	$1,907,278

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(19) BUSINESS SEGMENTS (Continued)

	2010	2009	2008
OPERATING INCOME (LOSS):
Engineered Infrastructure Products	$52,151	$45,143	$47,378
Utility Support Structures	51,741	164,834	73,464
Coatings	42,602	24,669	31,793
Irrigation	61,973	35,086	87,260
Other	28,499	12,971	21,001
Corporate	(58,553)	(44,709)	(32,305)

Total	178,413	237,994	228,591
Interest expense, net	(26,107)	(14,250)	(15,944)
Other	676	2,340	(7,128)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$152,982	$226,084	$205,519

TOTAL ASSETS:
Engineered Infrastructure Products	$762,600	$514,564	$555,140
Utility Support Structures	360,256	311,862	331,849
Coatings	325,675	98,861	102,758
Irrigation	209,850	183,243	233,949
Other	222,984	27,860	29,606
Corporate	209,378	165,749	72,986

Total	$2,090,743	$1,302,139	$1,326,288

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(19) BUSINESS SEGMENTS (Continued)

	2010	2009	2008
CAPITAL EXPENDITURES:
Engineered Infrastructure Products	17,050	$12,735	$26,122
Utility Support Structures	5,228	13,899	6,162
Coatings	5,570	1,493	3,017
Irrigation	4,248	10,189	9,953
Other	1,582	583	3,226
Corporate	2,414	5,230	2,399

Total	$36,092	$44,129	$50,879

DEPRECIATION AND AMORTIZATION:
Engineered Infrastructure Products	$25,281	$21,203	$17,963
Utility Support Structures	11,320	10,287	9,973
Coatings	8,376	4,074	3,291
Irrigation	4,823	4,298	3,814
Other	6,260	1,826	1,667
Corporate	3,603	3,059	2,889

Total	$59,663	$44,748	$39,597

Summary by Geographical Area by Location of Valmont Facilities:

	2010	2009	2008
NET SALES:
United States	$1,088,724	$1,297,699	$1,429,270
Australia	273,551	16,438	37,170
France	99,508	75,701	87,261
China	121,437	118,650	139,472
Other	392,285	278,113	214,105

Total	$1,975,505	$1,786,601	$1,907,278

LONG-LIVED ASSETS:
United States	$450,587	$441,944	$438,589
Australia	283,714	—	—
France	11,917	12,470	11,993
China	30,877	23,097	20,407
Canada	39,252	39,163	36,243
Other	180,170	70,073	63,257

Total	$996,517	$586,747	$570,489

        No single customer accounted for more than 10% of net sales in 2010, 2009, or 2008. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(19) BUSINESS SEGMENTS (Continued)

to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company's net sales.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Consolidated Statements of Operations

For the Year ended December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$847,396	$304,309	$956,023	$(132,223)	$1,975,505
Cost of sales	622,018	231,696	735,195	(132,978)	1,455,931

Gross profit	225,378	72,613	220,828	755	519,574
Selling, general and administrative expenses	147,054	47,688	146,419	—	341,161

Operating income	78,324	24,925	74,409	755	178,413

Other income (expense):
Interest expense	(30,282)	(1)	(664)	—	(30,947)
Interest income	127	31	4,682	—	4,840
Other	995	(48)	(271)	—	676

	(29,160)	(18)	3,747	—	(25,431)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	49,164	24,907	78,156	755	152,982

Income tax expense (benefit):
Current	19,525	5,039	25,427	—	49,991
Deferred	722	4,984	(689)	—	5,017

	20,247	10,023	24,738	—	55,008

Earnings before equity in earnings of nonconsolidated subsidiaries	28,917	14,884	53,418	755	97,974
Equity in earnings of nonconsolidated subsidiaries	65,462	25,264	1,525	(89,812)	2,439

Net earnings	94,379	40,148	54,943	(89,057)	100,413
Less: Earnings attributable to noncontrolling interests	—	—	(6,034)	—	(6,034)

Net earnings attributable to Valmont Industries, Inc	$94,379	$40,148	$48,909	$(89,057)	$94,379

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Other income (expense):
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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Other income (expense):
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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$619	$338,270	$—	$346,904
Receivables, net	106,181	50,663	253,722	—	410,566
Inventories	63,887	32,030	184,306	—	280,223
Prepaid expenses	3,478	920	19,408	—	23,806
Refundable and deferred income taxes	14,978	2,597	15,152	—	32,727

Total current assets	196,539	86,829	810,858	—	1,094,226

Property, plant and equipment, at cost	413,149	98,019	354,119	—	865,287
Less accumulated depreciation and amortization	269,831	50,406	105,441	—	425,678

Net property, plant and equipment	143,318	47,613	248,678	—	439,609

Goodwill	20,108	107,542	187,197	—	314,847
Other intangible assets	823	68,310	116,402	—	185,535
Investment in subsidiaries and intercompany accounts	1,146,364	587,231	30,017	(1,742,468)	21,144
Other assets	24,426	—	10,956	—	35,382

Total assets	$1,531,578	$897,525	$1,404,108	$(1,742,468)	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$51	$—	$238
Notes payable to banks	—	—	8,824	—	8,824
Accounts payable	45,854	15,254	118,706	—	179,814
Accrued expenses	54,368	8,147	91,171	—	153,686
Dividends payable	4,352	—	—	—	4,352

Total current liabilities	104,761	23,401	218,752	—	346,914

Deferred income taxes	16,083	25,004	48,835	—	89,922
Long-term debt, excluding current installments	467,511	—	1,085	—	468,596
Other noncurrent liabilities	27,331	—	147,853	—	175,184
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	2,582	(460,532)	27,900
Additional paid-in capital	—	181,542	156,188	(337,730)	—
Retained earnings	850,269	209,628	670,933	(880,561)	850,269
Accumulated other comprehensive income	63,645	—	63,645	(63,645)	63,645
Treasury stock	(25,922)	—	—	—	(25,922)

Total Valmont Industries, Inc. shareholders' equity	915,892	849,120	893,348	(1,742,468)	915,892

Non controlling interest in consolidated subsidiaries	—	—	94,235	—	94,235

Total shareholders' equity	915,892	849,120	987,583	(1,742,468)	1,010,127

Total liabilities and shareholders' equity	$1,531,578	$897,525	$1,404,108	$(1,742,468)	$2,090,743

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 26, 2009

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$94,379	$40,148	$54,943	$(89,057)	$100,413
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,069	12,749	26,845	—	59,663
Stock-based compensation	7,154	—	—	—	7,154
Pension plan expense	—	—	5,874	—	5,874
(Gain)/loss on sale of property, plant and equipment	66	44	3,093	—	3,203
Equity in (earnings)/losses of nonconsolidated subsidiaries	(914)	—	(1,525)	—	(2,439)
Deferred income taxes	(657)	4,984	690	—	5,017
Other adjustments
Payment of deferred compensation	(393)	—	—	—	(393)
Changes in assets and liabilities, before acquisitions:
Receivables	(30,979)	(2,008)	(18,806)	—	(51,793)
Inventories	13,820	10,792	(2,291)	—	22,321
Prepaid expenses	(169)	(465)	4,999	—	4,365
Accounts payable	9,246	1,643	(11,761)	—	(872)
Accrued expenses	(6,108)	(9,689)	8,255	—	(7,542)
Other noncurrent liabilities	(598)	—	—	—	(598)
Income taxes payable	(10,395)	14,923	3,319		7,847

Net cash flows from operations	94,521	73,121	73,635	(89,057)	152,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,702)	(4,815)	(19,575)	—	(36,092)
Proceeds from sale of property, plant and equipment	22	286	11,079	—	11,387
Acquisitions, gross of cash acquired	—	(436,736)	(11,131)	—	(447,867)
Cash acquired through acquisitions	—	—	198,810	—	198,810
Dividends from nonconsolidated subsidiaries	100	—	10,025	—	10,125
Other, net	(1,156)	(76,593)	(10,384)	89,057	924

Net cash flows from investing activities	(12,736)	(517,858)	178,824	89.057	(262,713)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	(12)	(3,063)	—	(3,075)
Proceeds from long-term borrowings	491,000	—	680	—	491,680
Principal payments on long-term obligations	(183,188)	—	(97)	—	(183,285)
Debt issue fees	(3,858)	—	—	—	(3,858)
Intercompany loan activity	(443,702)	443,702			—
Dividends paid	(16,588)	—	—	—	(16,588)
Dividends to minority interests	—	—	(13,071)	—	(13,071)
Retirement of Delta plc preference shares	—	—	(4.467)	—	(4,467)
Proceeds from exercises under stock plans	4,464	—	—	—	4,464
Excess tax benefits from stock option exercises	2,021	—	—	—	2,021
Purchase of treasury shares	(2,676)	—	1,800	—	(876)
Purchase of common treasury shares:
Stock plan exercises	(3,260)	—	—	—	(3,260)

Net cash flows from financing activities	(155,787)	443,690	(18,218)	—	269,685

Effect of exchange rate changes on cash and cash equivalents	—	—	6,926	—	6,926

Net change in cash and cash equivalents	(74,002)	(1,047)	241,167	—	166,118

Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of year	$8,015	$619	$338,270	$—	$346,904

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 25, 2010

(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

*****

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2010
First	$367,402	$100,730	$16,463	$0.63	$0.62	$84.60	$65.30	$0.150
Second(1)	481,559	128,646	17,115	0.66	0.65	88.08	74.08	0.165
Third(1)	527,831	132,521	25,935	0.99	0.98	80.12	65.94	0.165
Fourth(1)	598,713	157,677	34,866	1.33	1.32	88.18	70.46	0.165

Year	$1,975,505	$519,574	$94,379	$3.62	$3.57	$88.18	$65.30	$0.645

2009
First	$455,154	$128,316	$35,864	$1.38	$1.37	$66.87	$38.45	$0.13
Second	498,810	144,681	44,230	1.70	1.69	69.17	50.05	0.15
Third	434,010	136,358	40,474	1.56	1.53	89.30	62.02	0.15
Fourth	398,627	122,659	29,994	1.15	1.14	89.05	70.67	0.15

Year	$1,786,601	$532,014	$150,562	$5.80	$5.73	$89.30	$38.45	$0.58

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(1)
On May 12, 2010, we acquired 100% of the ordinary shares of Delta plc (Delta). Delta's operating results are included in fiscal 2010 starting May 12.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 25, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 25, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 23, 2011

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 25, 2010. The Company was added to these indexes in 2009 by Standard & Poor's. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2010", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(a)(3)    Exhibits.

  Index to Exhibits, Page 96

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Delta Acquisition	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 25, 2010
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,905	$3,124	$939	$(1,562)	$8,406
Allowance for deferred income tax asset valuation	4,529	204,470	(869)	—	208,130
Fifty-two weeks ended December 26, 2009
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,269	—	932	(296)	$5,905
Allowance for deferred income tax asset valuation	8,753	—	(4,224)	—	4,529
Fifty-two weeks ended December 27, 2008
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,990	—	533	(1,254)	$5,269
Allowance for deferred income tax asset valuation	7,386	—	1,367	—	8,753

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2011.

VALMONT INDUSTRIES, INC.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/23/11
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2/23/11
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	2/23/11
Walter Scott, Jr.*	Kenneth E. Stinson*
Glen A. Barton*	Stephen R. Lewis, Jr.*
Daniel P. Neary*	K.R. (Kaj) den Daas*
Clark (Sandy) Randt*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 23rd day of February, 2011. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2007, and is incorporated herein by this reference.

Exhibit 4.1	—	Credit Agreement, dated as of October 16, 2008, among the Company, Valmont Industries Holland B.V. and Valmont Singapore Pte. Ltd. as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Funding Fronting Lender, Banc of America Securities Asia Limited, as Singapore Loan Agent, Bank of America N.A. Singapore Branch, as Singapore Borrowing Funding Lender, and other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 2008 and is incorporated herein by reference.

Exhibit 4.2	—	Indenture relating to senior subordinated debt dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee. This document was filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 4.3	—	Supplemental Indenture dated as of March 3, 2010 to Indenture dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee. This document was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2009 and is incorporated herein by this reference.

Exhibit 4.4	—	Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.5	—	First Supplemental Indenture, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 10.1	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.2	—	The Company's 1999 Stock Plan, as amended. This document was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.3	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 30, 2006 and is incorporated herein by reference.

Exhibit 10.4	—	Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.5	—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.

Exhibit 10.6		—	Form of Stock Option Agreement. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.

Exhibit 10.7		—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 27, 2008 and is incorporated herein by reference.

Exhibit 10.8		—	Form of Restricted Stock Unit Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.

Exhibit 10.9		—	Form of Director Stock Option Agreement. This document was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 27, 2007 and is incorporated herein by reference.

Exhibit 10.10		—	The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.

Exhibit 10.11		—	Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2010", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 26, 2011.

Exhibit 10.12		—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by this reference.

Exhibit 10.13		—	VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.

Exhibit 21	*	—	Subsidiaries of the Company.

Exhibit 23	*	—	Consent of Deloitte & Touche LLP.

Exhibit 24	*	—	Power of Attorney.

Exhibit 31.1	*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	*	—	Section 906 Certifications.

Exhibit 101		—	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 25, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Financial Statements (tagged as blocks of text).

*
Filed herewith.

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.13.