Form 10-Q
period 2011-03-26
VALMONT INDUSTRIES INC
filed 2011-04-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
Or
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

26,414,248
Outstanding shares of common stock as of April 19, 2011

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Product sales	$501,168	$339,820
Services sales	66,781	27,582

Net sales	567,949	367,402
Product cost of sales	385,000	248,643
Services cost of sales	46,456	18,029

Total cost of sales	431,456	266,672

Gross profit	136,493	100,730
Selling, general and administrative expenses	91,192	69,080

Operating income	45,301	31,650

Other income (expenses):
Interest expense	(8,271)	(5,962)
Interest income	1,787	356
Other	390	(77)

	(6,094)	(5,683)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	39,207	25,967

Income tax expense:
Current	12,504	6,706
Deferred	784	2,740

	13,288	9,446

Earnings before equity in earnings of nonconsolidated subsidiaries	25,919	16,521
Equity in earnings of nonconsolidated subsidiaries	954	114

Net earnings	26,873	16,635

Less: Earnings attributable to noncontrolling interests	(1,264)	(172)

Net earnings attributable to Valmont Industries, Inc.	$25,609	$16,463

Earnings per share attributable to Valmont Industries, Inc.—Basic	$0.98	$0.63

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$0.97	$0.62

Cash dividends per share	$0.165	$0.15

Weighted average number of shares of common stock outstanding— Basic (000 omitted)	26,271	26,031

Weighted average number of shares of common stock outstanding— Diluted (000 omitted)	26,537	26,419

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$358,271	$346,904
Receivables, net	425,853	410,566
Inventories	323,964	280,223
Prepaid expenses	29,438	23,806
Refundable and deferred income taxes	30,858	32,727

Total current assets	1,168,384	1,094,226

Property, plant and equipment, at cost	887,056	865,287
Less accumulated depreciation and amortization	444,097	425,678

Net property, plant and equipment	442,959	439,609

Goodwill	322,831	314,847
Other intangible assets, net	187,530	185,535
Other assets	57,839	56,526

Total assets	$2,179,543	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$272	$238
Notes payable to banks	9,911	8,824
Accounts payable	206,768	179,814
Accrued employee compensation and benefits	56,172	75,981
Accrued expenses	81,417	77,705
Dividends payable	4,358	4,352

Total current liabilities	358,898	346,914

Deferred income taxes	93,485	89,922
Long-term debt, excluding current installments	484,548	468,596
Defined benefit pension liability	110,900	104,171
Deferred compensation	30,469	23,300
Other noncurrent liabilities	47,786	47,713
Shareholders' equity:
Preferred stock Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	868,396	850,269
Accumulated other comprehensive income	85,149	63,645
Treasury stock	(25,465)	(25,922)

Total Valmont Industries, Inc. shareholders' equity	955,980	915,892

Noncontrolling interest in consolidated subsidiaries	97,477	94,235

Total shareholders'equity	1,053,457	1,010,127

Total liabilities and shareholders' equity	$2,179,543	$2,090,743

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net earnings	$26,873	$16,635
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	17,165	11,209
Stock-based compensation	1,312	1,599
Defined benefit pension plan expense	1,497	—
Loss on sales of property, plant and equipment	67	64
Equity in earnings of nonconsolidated subsidiaries	(954)	(114)
Deferred income taxes	784	2,740
Other	—	20
Changes in assets and liabilities (net of the effects from acquisitions):
Receivables	(9,850)	(345)
Inventories	(40,044)	(2,796)
Prepaid expenses	(4,746)	1,463
Accounts payable	22,952	(2,131)
Accrued expenses	(11,451)	(10,748)
Other noncurrent liabilities	(1,490)	(160)
Income taxes payable/refundable	3,572	1,832

Net cash flows from operating activities	5,687	19,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,609)	(4,555)
Proceeds from sale of assets	99	96
Acquisitions	—	(7,460)
Cash restricted for acquisitions	—	(264,000)
Dividends to noncontrolling interests	—	(295)
Other, net	999	2,547

Net cash flows from investing activities	(11,511)	(273,667)

Cash flows from financing activities:
Net payments under short-term agreements	816	(1,458)
Proceeds from long-term borrowings	23,000	191,000
Principal payments on long-term obligations	(7,040)	(39)
Dividends paid	(4,358)	(3,944)
Proceeds from exercises under stock plans	15,993	1,803
Excess tax benefits from stock option exercises	2,659	1,010
Purchase of treasury shares	(4,802)	(877)
Purchase of common treasury shares—stock plan exercises	(18,153)	(1,595)

Net cash flows from financing activities	8,115	185,900

Effect of exchange rate changes on cash and cash equivalents	9,076	(2,300)

Net change in cash and cash equivalents	11,367	(70,799)
Cash and cash equivalents—beginning of year	346,904	180,786

Cash and cash equivalents—end of period	$358,271	$109,987

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:
Net earnings	—	—	16,463	—	—	172	16,635
Currency translation adjustment	—	—	—	(6,615)	—	(263)	(6,878)

Total comprehensive income	—	—	—	—	—	—	9,757
Cash dividends ($0.15 per share)	—	—	(3,947)	—	—	—	(3,947)
Dividends to noncontrolling interests	—	—	—	—	—	(295)	(295)
Purchase of noncontrolling interests	—	(1,875)	—	—	—	(1,520)	(3,395)
Purchase of 12,351 treasury shares	—	—	—	—	(877)	—	(877)
Stock plan exercises; 44,088 shares issued	—	(733)	500	—	2,036	—	1,803
Stock plan exercises; 22,317 shares purchased	—	—	—	—	(1,595)	—	(1,595)
Tax benefit from exercise of stock options	—	1,010	—	—	—	—	1,010
Stock option expense		1,228	—	—	—	—	1,228
Stock awards; 9,088 shares issued	—	370	—	—	650	—	1,020

Balance at March 27, 2010	$27,900	$—	$780,414	$10,338	$(25,776)	$20,140	$813,016

Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Comprehensive income:
Net earnings	—	—	25,609	—	—	1,264	26,873
Currency translation adjustment	—	—	—	21,504	—	1,978	23,482

Total comprehensive income	—	—	—	—	—	—	50,355
Cash dividends ($0.165 per share)	—	—	(4,358)	—	—	—	(4,358)
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 253,133 shares issued	—	(3,971)	(3,124)	—	23,088	—	15,993
Stock plan exercises; 165,735 shares purchased	—	—	—	—	(18,153)	—	(18,153)
Tax benefit from exercise of stock options	—	2,659	—	—	—	—	2,659
Stock option expense	—	1,252	—	—	—	—	1,252
Stock awards; 2,992 shares issued	—	60	—	—	324	—	384

Balance at March 26, 2011	$27,900	$—	$868,396	$85,149	$(25,465)	$97,477	$1,053,457

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 26, 2011, the Condensed Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the thirteen week periods ended March 26, 2011 and March 27, 2010 have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 26, 2011 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2010. The results of operations for the period ended March 26, 2011 are not necessarily indicative of the operating results for the full year.

  Inventories

        At March 26, 2011, approximately 36% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $53,000 and $42,500 at March 26, 2011 and December 25, 2010, respectively.

        Inventories consisted of the following:

	March 26, 2011	December 25, 2010
Raw materials and purchased parts	$161,014	$133,380
Work-in-process	26,239	25,891
Finished goods and manufactured goods	189,745	163,511

Subtotal	376,998	322,782
LIFO reserve	53,034	42,559

Net inventory	$323,964	$280,223

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 26, 2011, 861,332 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

Company's policy is to issue shares upon stock option exercises from treasury shares held by the Company.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $1,252 and $1,228 of compensation expense (included in selling, general and administrative expenses) in the quarters ended March 26, 2011 and March 27, 2010, respectively, related to stock options. The associated tax benefits recorded were $482 and $472, respectively.

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

		Fair Value Measurement Using:
	Carrying Value March 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,203	$19,203	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,433	$18,433	$—	$—

  Accumulated Other Comprehensive Income (Loss)

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. "Accumulated other comprehensive income (loss)" consisted of the following at March 26, 2011 and December 25, 2010:

	March 26, 2011	December 25, 2010
Foreign currency translation adjustment	$54,786	$34,693
Actuarial gain in defined benefit pension plan	30,363	28,952

Balance, end of period	$85,149	$63,645

2. Acquisition of Delta plc

        On May 12, 2010, the Company acquired Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The price paid per share was 185 pence in cash for each Delta share, or £284,463, or $436,736 based on the contracted average exchange rate of $1.5353 / £. Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisition of Delta plc (Continued)

        The Company's pro forma results of operations for the quarter ended March 27, 2010, assuming that the acquisition occurred at the beginning of fiscal 2010 were as follows:

Thirteen weeks Ended March 27, 2010
Net sales	$495,840
Net earnings	20,037
Earnings per share—diluted	$0.76

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed during the third quarter of 2010. As a result of that testing, it was determined the goodwill and other intangible assets on the Company's Condensed Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy and its reporting units that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at March 26, 2011 and December 25, 2010 were as follows:

	As of March 26, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$159,293	$41,346	13 years
Proprietary Software & Database	2,609	2,603	6 years
Patents & Proprietary Technology	9,781	2,775	8 years
Non-compete Agreements	1,698	1,122	6 years

	$173,381	$47,846

	As of December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,664	$37,932	13 years
Proprietary Software & Database	2,609	2,568	6 years
Patents & Proprietary Technology	9,486	2,336	8 years
Non-compete Agreements	1,674	1,054	6 years

	$169,433	$43,890

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets during the first quarter of 2011 and 2010 was $3,532 and $2,040, respectively. Estimated amortization expense related to amortized intangible assets is as follows:

Estimated Amortization Expense
2011	$14,262
2012	14,254
2013	13,359
2014	12,938
2015	12,050

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 26, 2011 and December 25, 2010 were as follows:

	March 26, 2011	December 25, 2010
Webforge	$17,409	$16,478
Newmark	11,111	11,111
Ingal EPS/ Ingal Civil Products	9,231	8,795
Donhad	6,964	6,635
PiRod	4,750	4,750
Industrial Galvanizers	4,858	4,632
Other	7,672	7,591

	$61,995	$59,992

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Goodwill

        The carrying amount of goodwill as of March 26, 2011 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847
Foreign currency translation	5,647	—	1,556	—	781	7,984

Balance March 26, 2011	$157,709	$77,141	$66,424	$2,064	$19,493	$322,831

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended were as follows:

	March 26, 2011	March 27, 2010
Interest	$366	$2,856
Income taxes	5,296	3,833

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 26, 2011:
Net earnings attributable to Valmont Industries, Inc.	$25,609	—	$25,609
Shares outstanding	26,271	266	26,537
Per share amount	$0.98	$(0.01)	$0.97
Thirteen weeks ended March 27, 2010:
Net earnings attributable to Valmont Industries, Inc.	$16,463	—	$16,463
Shares outstanding	26,031	388	26,419
Per share amount	$0.63	$(0.01)	$0.62

        At March 26, 2011 there were 8,962 shares of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen weeks ended March 26, 2011. At March 27, 2010 there were 44,767 of outstanding stock options with exercise prices exceeding the market price of common stock that were therefore excluded from the computation of fully diluted shares earnings per share for the thirteen weeks ended March 27, 2010.

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

        It was not necessary to reclassify fiscal 2010 to conform to the fiscal 2011 presentation as Delta plc was acquired on May 12, 2010 which was subsequent to the Company's first quarter end for fiscal 2010.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Business Segments (Continued)

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Sales:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$117,311	$88,111
Communication Products	20,423	18,895
Access Systems	31,196	0

Engineered Infrastructure Products segment	168,930	107,006
Utility Support Structures segment:
Steel	109,898	99,073
Concrete	15,749	14,155

Utility Support Structures segment	125,647	113,228
Coatings segment	73,450	27,930
Irrigation segment	151,048	108,639
Other	73,986	22,289

Total	593,061	379,092
Intersegment Sales:
Engineered Infrastructure Products	5,944	1,102
Utility Support Structures	308	299
Coatings	11,505	5,764
Irrigation	3	3
Other	7,352	4,522

Total	25,112	11,690
Net Sales:
Engineered Infrastructure Products segment	162,986	105,904
Utility Support Structures segment	125,339	112,929
Coatings segment	61,945	22,166
Irrigation segment	151,045	108,636
Other	66,634	17,767

Total	$567,949	$367,402

Operating Income (Loss):
Engineered Infrastructure Products segment	$2,203	$2,611
Utility Support Structures segment	13,499	14,706
Coatings segment	10,292	4,532
Irrigation segment	23,894	15,398
Other	8,914	4,264
Net corporate expense	(13,501)	(9,861)

Total	$45,301	$31,650

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information

        On April 8, 2010, the Company issued $300,000 of senior unsecured notes at a coupon rate of 6.625% per annum. The notes are guaranteed jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are owned 100% by the Company.

        On May 4, 2004, the Company completed a $150,000 offering of 6 7/8% Senior Subordinated Notes. The Notes are guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by the Guarantors.

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended March 26, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$262,646	$73,841	$270,069	$(38,607)	$567,949
Cost of sales	198,303	58,306	213,385	(38,538)	431,456

Gross profit	64,343	15,535	56,684	(69)	136,493
Selling, general and administrative expenses	37,109	10,751	43,332	—	91,192

Operating income	27,234	4,784	13,352	(69)	45,301

Other income (expenses):
Interest expense	(8,189)	—	(82)	—	(8,271)
Interest income	5	—	1,782	—	1,787
Other	371	11	8	—	390

	(7,813)	11	1,708	—	(6,094)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	19,421	4,795	15,060	(69)	39,207

Income tax expense (benefit):
Current	6,489	2,104	3,911	—	12,504
Deferred	60	(261)	985	—	784

	6,549	1,843	4,896	—	13,288

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	12,872	2,952	10,164	(69)	25,919
Equity in earnings/(losses) of nonconsolidated subsidiaries	12,737	6,367	886	(19,036)	954

Net Earnings	25,609	9,319	11,050	(19,105)	26,873
Less: Earnings attributable to noncontrolling interests	—	—	(1,264)	—	(1,264)

Net Earnings attributable to Valmont Industries, Inc.	$25,609	$9,319	$9,786	$(19,105)	$25,609

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 26, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$15,380	$1,181	$341,710	—	$358,271
Receivables, net	129,932	36,724	259,197	—	425,853
Inventories	83,256	37,305	203,403	—	323,964
Prepaid expenses	4,079	1,009	24,350	—	29,438
Refundable and deferred income taxes	13,574	3,173	14,111	—	30,858

Total current assets	246,221	79,392	842,771	—	1,168,384

Property, plant and equipment, at cost	414,599	102,084	370,373	—	887,056
Less accumulated depreciation and amortization	273,942	51,966	118,189	—	444,097

Net property, plant and equipment	140,657	50,118	252,184	—	442,959

Goodwill	20,108	107,542	195,181	—	322,831
Other intangible assets	782	66,809	119,939	—	187,530
Investment in subsidiaries and intercompany accounts	1,170,254	603,744	9,079	(1,783,077)	—
Other assets	30,130	—	27,709	—	57,839

Total assets	$1,608,152	$907,605	$1,446,863	(1,783,077)	$2,179,543

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	—	$85	—	$272
Notes payable to banks	—	—	9,911	—	9,911
Accounts payable	58,154	15,470	133,144	—	206,768
Accrued expenses	58,461	8,376	70,752	—	137,589
Dividends payable	4,358	—	—	—	4,358

Total current liabilities	121,160	23,846	213,892	—	358,898

Deferred income taxes	18,259	25,320	49,906	—	93,485
Long-term debt, excluding current installments	483,511	—	1,037	—	484,548
Other noncurrent liabilities	29,242	—	159,913	—	189,155
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	2,582	(460,532)	27,900
Additional paid-in capital	—	181,542	156,188	(337,730)	—
Retained earnings	868,396	218,947	680,719	(899,666)	868,396
Accumulated other comprehensive income	85,149	—	85,149	(85,149)	85,149
Treasury stock	(25,465)	—	—	—	(25,465)

Total Valmont Industries, Inc. shareholders' equity	955,980	858,439	924,638	(1,783,077)	955,980

Noncontrolling interest in consolidated subsidiaries	—	—	97,477	—	97,477

Total shareholders' equity	955,980	858,439	1,022,115	(1,783,077)	1,053,457

Total liabilities and shareholders' equity	$1,608,152	$907,605	$1,446,863	$(1,783,077)	$2,179,543

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$619	$338,270	$—	$346,904
Receivables, net	106,181	50,663	253,722	—	410,566
Inventories	63,887	32,030	184,306	—	280,223
Prepaid expenses	3,478	920	19,408	—	23,806
Refundable and deferred income taxes	14,978	2,597	15,152	—	32,727

Total current assets	196,539	86,829	810,858	—	1,094,226

Property, plant and equipment, at cost	413,149	98,019	354,119	—	865,287
Less accumulated depreciation and amortization	269,831	50,406	105,441	—	425,678

Net property, plant and equipment	143,318	47,613	248,678	—	439,609

Goodwill	20,108	107,542	187,197	—	314,847
Other intangible assets	823	68,310	116,402	—	185,535
Investment in subsidiaries and intercompany accounts	1,146,364	587,231	30,017	(1,742,468)	21,144
Other assets	24,426	—	10,956	—	35,382

Total assets	$1,531,578	$897,525	$1,404,108	$(1,742,468)	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$51	$—	$238
Notes payable to banks	—	—	8,824	—	8,824
Accounts payable	45,854	15,254	118,706	—	179,814
Accrued expenses	54,368	8,147	91,171	—	153,686
Dividends payable	4,352	—	—	—	4,352

Total current liabilities	104,761	23,401	218,752	—	346,914

Deferred income taxes	16,083	25,004	48,835	—	89,922
Long-term debt, excluding current installments	467,511	—	1,085	—	468,596
Other noncurrent liabilities	27,331	—	147,853	—	175,184
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	2,582	(460,532)	27,900
Additional paid-in capital	—	181,542	156,188	(337,730)	—
Retained earnings	850,269	209,628	670,933	(880,561)	850,269
Accumulated other comprehensive income	63,645	—	63,645	(63,645)	63,645
Treasury stock	(25,922)	—	—	—	(25,922)

Total Valmont Industries, Inc. shareholders' equity	915,892	849,120	893,348	(1,742,468)	915,892

Noncontrolling interest in consolidated subsidiaries	—	—	94,235	—	94,235

Total shareholders' equity	915,892	849,120	987,583	(1,742,468)	1,010,127

Total liabilities and shareholders' equity	$1,531,578	$897,525	$1,404,108	$(1,742,468)	$2,090,743

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 26, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	25,609	9,319	11,050	(19,105)	26,873
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	5,002	3,130	9,033	—	17,165
Stock-based compensation	1,312	—	—	—	1,312
Defined benefit pension plan expense	—	—	1,497	—	1,497
Loss on sales of property, plant and equipment	(13)	(13)	93	—	67
Equity in losses of nonconsolidated subsidiaries	(67)		(887)	—	(954)
Deferred income taxes	59	(260)	985	—	784
Other adjustments	—	—	—	—	—
Changes in assets and liabilities:
Receivables	(23,751)	13,938	(37)	—	(9,850)
Inventories	(19,368)	(5,276)	(15,400)	—	(40,044)
Prepaid expenses	(602)	(89)	(4,055)	—	(4,746)
Accounts payable	11,238	216	11,498	—	22,952
Accrued expenses	4,418	229	(16,098)	—	(11,451)
Other noncurrent liabilities	(1,063)	—	(427)	—	(1,490)
Income taxes payable/refundable	15,143	—	(11,571)	—	3,572

Net cash flows from operations	17,917	21,194	(14,319)	(19,105)	5,687

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,024)	(4,133)	(6,452)	—	(12,609)
Proceeds from sale of property and equipment	14	13	72	—	99
Acquisitions, net of cash acquired	—	—	—	—	—
Cash restricted for acquisitions	—	—	—	—	—
Dividends to noncontrolling interests	—	—	—	—	—
Other, net	(15,881)	(16,512)	14,287	19,105	999

Net cash flows from investing activities	(17,891)	(20,632)	7,907	19,105	(11,511)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	816	—	816
Proceeds from long-term borrowings	23,000	—	—	—	23,000
Principal payments on long-term obligations	(7,000)	—	(40)	—	(7,040)
Dividends paid	(4,358)	—	—	—	(4,358)
Proceeds from exercises under stock plans	15,993	—	—	—	15,993
Excess tax benefits from stock option exercises	2,659	—	—	—	2,659
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(18,153)	—	—	—	(18,153)

Net cash flows from financing activities	7,339	—	776	—	8,115

Effect of exchange rate changes on cash and cash equivalents	—	—	9,076	—	9,076

Net change in cash and cash equivalents	7,365	562	3,440	—	11,367
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$15,380	$1,181	$341,710	$—	$358,271

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 27, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$16,635	$2,562	$7,550	$(10,112)	$16,635
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	4,988	3,183	3,038	—	11,209
Stock-based compensation	1,599	—	—	—	1,599
Loss on sales of property, plant and equipment	8	—	56	—	64
Equity in losses of nonconsolidated subsidiaries	(114)	—	—	—	(114)
Deferred income taxes	1,585	(29)	1,184	—	2,740
Other adjustments	—	—	20	—	20
Changes in assets and liabilities:
Receivables	(12,826)	8,433	4,048	—	(345)
Inventories	(514)	3,200	(5,482)	—	(2,796)
Prepaid expenses	(243)	(55)	1,761	—	1,463
Accounts payable	1,429	(2,647)	(913)	—	(2,131)
Accrued expenses	(5,071)	(7,554)	1,877	—	(10,748)
Other noncurrent liabilities	111	—	(271)	—	(160)
Income taxes payable/refundable	1,851	—	(19)	—	1,832

Net cash flows from operations	9,438	7,093	12,849	(10,112)	19,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,605)	(48)	(1,902)	—	(4,555)
Proceeds from sale of property and equipment	—	3	93	—	96
Acquisitions, net of cash acquired	—	—	(7,460)	—	(7,460)
Cash restricted for acquisitions	(264,000)	—	—	—	(264,000)
Dividends to noncontrolling interests	—	—	(295)	—	(295)
Other, net	2,958	(7,997)	(2,526)	10,112	2,547

Net cash flows from investing activities	(263,647)	(8,042)	(12,090)	10,112	(273,667)

Cash flows from financing activities:
Net repayments under short-term agreements	—	—	(1,458)	—	(1,458)
Proceeds from long-term borrowings	191,000	—	—	—	191,000
Principal payments on long-term obligations	—	—	(39)	—	(39)
Dividends paid	(3,944)	—	—	—	(3,944)
Proceeds from exercises under stock plans	1,803	—	—	—	1,803
Excess tax benefits from stock option exercises	1,010	—	—	—	1,010
Purchase of treasury shares	(877)	—	—	—	(877)
Purchase of common treasury shares—stock plan exercises	(1,595)	—	—	—	(1,595)

Net cash flows from financing activities	187,397	—	(1,497)	—	185,900

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,300)	—	(2,300)

Net change in cash and cash equivalents	(66,812)	(949)	(3,038)	—	(70,799)
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	$15,205	$717	$94,065	$—	$109,987

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

        This discussion should be read in conjunction with the financial statements and the notes thereto, and the management's discussion and analysis, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

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

        It was not necessary to reclassify fiscal 2010 to conform to the fiscal 2011 presentation.

Results of Operations

        Dollars in thousands, except per share amounts

	Thirteen Weeks Ended
	March 26, 2011	March 27, 2010	% Increase (Decrease)
Consolidated
Net sales	$567,949	$367,402	54.6%
Gross profit	136,493	100,730	35.5%
as a percent of sales	24.0%	27.4%
SG&A expense	91,192	69,080	32.0%
as a percent of sales	16.1%	18.8%
Operating income	45,301	31,650	43.1%
as a percent of sales	8.0%	8.6%
Net interest expense	6,484	5,606	15.7%
Effective tax rate	33.9%	36.4%
Net earnings attributable to Valmont Industries, Inc.	25,609	16,463	55.6%
Earnings per share attributable to Valmont Industries, Inc—diluted	$0.97	$0.62	54.8%
Engineered Infrastructure Products segment
Net sales	$162,986	$105,904	53.9%
Gross profit	36,163	27,904	29.6%
SG&A expense	33,960	25,293	34.3%
Operating income	2,203	2,611	-15.6%
Utility Support Structures segment
Net sales	$125,339	$112,929	11.0%
Gross profit	29,302	30,474	-3.8%
SG&A expense	15,803	15,768	0.2%
Operating income	13,499	14,706	-8.2%
Coatings segment
Net sales	$61,945	$22,166	179.5%
Gross profit	18,643	7,657	143.5%
SG&A expense	8,351	3,125	167.2%
Operating income	10,292	4,532	127.1%
Irrigation segment
Net sales	$151,045	$108,636	39.0%
Gross profit	38,415	28,377	35.4%
SG&A expense	14,521	12,979	11.9%
Operating income	23,894	15,398	55.2%
Other
Net sales	$66,634	$17,767	275.0%
Gross profit	13,871	6,186	124.2%
SG&A expense	4,957	1,922	157.9%
Operating income	8,914	4,264	109.1%
Net Corporate expense
Gross profit	99	132	-25.0%
SG&A expense	13,600	9,993	36.1%
Operating loss	(13,501)	(9,861)	-36.9%

  Acquisition of Delta plc

        On May 12, 2010, we acquired Delta plc (Delta). The total amount of the acquisition was $436.7 million and was financed by a combination of cash, borrowings under our revolving credit agreement of $85.0 million and $300.0 million of senior unsecured notes.

        We began consolidating Delta's financial results in our consolidated financial statements beginning on May 12, 2010. Therefore, Delta's operating results were not included in our first quarter 2010 results. Delta's sales and operating income included in our statement of earnings in the first quarter of 2011 was $133.2 million. Delta's operating income in the first quarter of 2011 was $6.2 million, including $2.0 million in depreciation and amortization expenses related to the acquisition.

        On a segment reporting basis, Delta's operations are included in our results as follows:

  •
  Engineered Infrastructure Products Segment—manufacture of poles, roadway safety systems and access systems;

  •
  Coatings Segment—galvanizing operations in Australia, the U.S. and Asia; and

  •
  Other—manufacture of steel grinding media and electrolytic manganese dioxide

        Delta's sales and operating income by segment in the first quarter of 2011 were as follows (in millions):

	Net Sales	Operating Income
Engineered Infrastructure Products	$50.8	$3.9
Coatings	37.2	3.8
Other	45.2	2.6
Net corporate expense	—	(4.1)

Total	$133.2	$6.2

  Overview

        On a consolidated basis, the increase in net sales in the first quarter of fiscal 2011, as compared with 2010, were mainly due to the Delta acquisition ($133.2 million) and improved sales in the Irrigation ($42.4 million), Utility ($12.4 million) and Coatings ($2.6 million, exclusive of Delta) segments. Aside from the impact of the Delta acquisition, sales in the Engineered Infrastructure Products (EIP) segment were $6.3 million higher in 2011, as compared with the first quarter of fiscal 2010.

        For the company as a whole, without consideration of Delta sales, our first quarter 2011 sales increase over 2010 was mainly due to increased sales unit volumes. On a reportable segment basis, the most significant sales unit volume increase was in the Irrigation and Utility Support Structures (Utility) segments. Sales prices overall were about 3% higher in the first quarter of 2011, mainly in response to rising steel prices.

        The decrease in gross profit margin (gross profit as a percent of sales) in 2011, as compared with 2010, was due to the following factors:

  •
  Raw material inflation in 2011 was higher than 2010. In particular, steel prices have been rising significantly in 2011. This factor has resulted in an increase in LIFO expense of $7.0 million in our operations that report their inventory on a last-in, first-out basis.

  •
  Competitive pricing environments in the U.S. and European EIP markets in light of rising raw material prices have compressed gross profit margins in this segment.

  •
  Our Australian operations were adversely impacted by heavy rains and flooding, which negatively affected sales volumes and factory utilization. While our operations themselves did not sustain material damage, the flooding disrupted our customers and suppliers which, in turn, affected our operations.

        Selling, general and administrative (SG&A) spending for the first quarter of fiscal 2011, as compared with 2010, increased due to the following factors:

  •
  Expenses related to the Delta operations ($21.4 million), which was not included in our 2010 first quarter consolidated amounts; and

  •
  Increased employee incentive accruals of $1.7 million, due to improved operating results.

        These increases were somewhat offset by $1.8 million in lower acquisition and integration costs associated with the Delta acquisition.

        On a reportable segment basis, the Irrigation and Coatings segments reported increased operating income and the EIP and Utility segments reported slightly lower operating income in the first quarter of fiscal 2011, as compared with 2010.

        The increase in net interest expense in the first quarter of fiscal 2011, as compared with 2010, was mainly due to $5.0 million in interest associated with the $300 million in senior unsecured notes issued in April 2010, less $2.9 million of bank fees incurred in the first quarter of fiscal 2010 related to providing the required bridge loan funding commitment for the Delta acquisition and additional interest income from Delta's cash balances.

        The decrease in the effective income tax rate in first quarter of fiscal 2011, as compared with 2010, was mainly due to the non-deductibility of a portion of the Delta acquisition expenses incurred in 2010.

        Our cash flows provided by operations were approximately $5.7 million in 2011, as compared with $19.3 million in 2010. Despite increased net earnings in 2011, as compared with 2010, increased working capital in 2011 was the main reasons for the lower operating cash flow in 2011.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the first quarter of fiscal 2011 as compared with 2010 was mainly due to the Delta EIP operations and improved international sales volumes. Global lighting markets experienced weak demand, resulting in increased price competition, despite rising raw material prices. In the Lighting product line, 2011 North American first quarter sales were down slightly as compared with 2010. Market conditions in North America continue to be weak, especially in the market that is funded through federal, state and local governments. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. Commercial lighting market sales in the first quarter of 2011 were comparable with 2010. In Europe, sales were higher in the first quarter of 2011, as compared with 2010. However, pricing and product mix generally was unfavorable due to weak demand, as the European economy was sluggish.

        Sales in the communication structures product line were higher in the first quarter of fiscal 2011, as compared with 2010. Sales were flat in North America. In China, sales of wireless communication structures likewise were higher in 2011, as compared with 2010. In 2010, annual supply contracts with Chinese wireless carriers were settled later than in the past and 2011 was more in line with what we believe is a more normal demand pattern.

        Operating income for the segment was slightly lower in the first quarter of fiscal 2011, as compared with 2010. While operating income was enhanced by the addition of the Delta operations, the impact of rising raw material prices that were not able to be recovered through sales price increases hampered operating income for the segment, included LIFO expense that was $1.3 million higher in fiscal 2011 than in 2010. The impact of lower sales on operating profit was mitigated to an extent by factory operational improvements. The increase in SG&A expense in fiscal 2011 was mainly due to the acquisition of the Delta operations ($9.8 million), offset to a degree by lower spending levels in North America and Asia.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in fiscal 2011, as compared with 2010, was due to improved unit sales volumes in the U.S., offset to a degree by lower sales volumes in international markets. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid over a relatively slow 2010. We believe this increase in investment is due in part to an improving U.S. economy. Pricing continues to be very competitive, which is reflective of depressed market conditions when utility structures projects were bid out in 2010. In international markets, the sales decrease was mainly due to lower project sales into emerging markets and lower sales volumes in China.

        Despite higher sales, operating income was slightly lower in fiscal 2011, as compared with 2010, mainly due to lower international sales volumes. Gross profit margins were negatively affected by an unfavorable product mix in North America and rising steel costs, which mitigated the effect of higher sales volumes on operating income. SG&A expenses for the segment in fiscal 2011 were comparable with 2010.

  Coatings segment

        Net sales in the Coatings segment increased in fiscal 2011, as compared with 2010. Aside from the effect from the galvanizing operations acquired in the Delta transaction, the sales increase for the segment was due to stronger unit sales demand in our operations. We believe this increase in sales volume is reflective of an overall stronger U.S. economy, especially among agricultural equipment manufacturers.

        The increase in segment operating income in fiscal 2011, as compared with 2010, was due to the effect of the acquired Delta businesses, improved sales volume and the associated operating leverage. SG&A expenses for the segment in 2011 increased over 2010, mainly due to the effect of the Delta businesses ($4.7 million).

  Irrigation segment

        Irrigation segment net sales in fiscal 2011 improved over 2010, mainly due to stronger sales volumes in both North American and international markets. In global markets, the sales growth was due to a very strong agricultural economy. Farm commodity prices are very favorable and projected net farm income is projected to be strong in 2011. In addition, weather conditions in North America in 2011 were generally drier than 2010, further enhancing demand for irrigation machines and related service parts. In international markets, the sales improvement in fiscal 2011, as compared with 2010, was realized in most markets, particularly Australia and Brazil.

        Operating income for the segment improved in 2011 over 2010, due to improved sales unit volumes in North America and the associated operational leverage. Rising raw material prices resulted in $4.1 million in increased LIFO expense in fiscal 2011, as compared with 2010, which negatively affected gross profit margins. SG&A expenses increased mainly due to employee compensation costs to support the increase in sales activity and future initiatives ($0.8 million).

Other

        This unit includes the Delta grinding media and electrolytic manganese operations and our industrial tubing and fasteners operations. The increase in sales and operating income in 2011, as compared with 2010, was due to the addition of the Delta operations and stronger sales demand for tubing products.

  Net corporate expense

        The increase in net corporate expense in the first quarter of 2011, as compared with 2010 was mainly due to Delta ($4.1 million). The Delta expenses include pension plan expenses of $1.5 million, and various central administration costs. The London office, which was closed during the first quarter of fiscal 2011, incurred expenses of $1.0 million during the quarter. Aside from the Delta expenses, net corporate expense decreased slightly in 2011, as compared with 2010. The decrease mainly resulting from lower costs associated with the acquisition and integration of Delta of $1.8 million, offset somewhat by $0.8 million in higher employee incentive accruals associated with an increase in profitability in 2011.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $809.5 million at March 26, 2011, as compared with $747.3 million at December 25, 2010. The increase in net working capital in 2011 mainly resulted from increased inventories to support the increase in sales, especially in the Irrigation and Utility Support Structures segments. Operating cash flow was $5.7 million in fiscal 2011, as compared with $19.3 million for the same period in 2010. The decrease in operating cash flow in 2011 mainly was the result of the increase in working capital as compared with 2010.

        Investing Cash Flows—Capital spending in the fiscal 2011 was $12.6 million, as compared with $4.6 million in 2010. We expect our capital spending for the 2011 fiscal year to be approximately $60 to $70 million. Investing cash flows for fiscal 2010 included $264.0 million of restricted cash to provide funding related to the Delta acquisition and an aggregate of $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased from $477.7 million at December 25, 2010 to $494.7 million as of March 26, 2011. The increase in borrowings in 2011 was a seasonal increase in borrowings due to the increase in working capital in the U.S.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 26, 2011, our long-term debt to invested capital ratio was 26.5%, as compared with 26.7% at December 25, 2010. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2011.

        Our debt financing at March 26, 2011 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $52.5 million, $47.5 million of which was unused at March 26, 2011. Our long-term debt principally consists of:

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

        At March 26, 2011, we had $24.0 million in outstanding borrowings under the revolving credit agreement, at a weighted average annual interest rate of 2.54%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 26, 2011, we had the ability to borrow an additional $236.9 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At March 26, 2011, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at March 26, 2011 were as follows:

Interest-bearing debt	494,731
EBITDA—last 12 months	260,558
Leverage ratio	1.90
EBITDA—last 12 months	260,558
Interest expense—last 12 months	26,850
Interest earned ratio	7.83

        The calculation of EBITDA—last 12 months (March 27, 2010—March 26, 2011) is as follows:

Net cash flows from operations	$138,639
Interest expense	33,256
Income tax expense	58,850
Deferred income tax benefit	(3,061)
Noncontrolling interest	(7,126)
Equity in earnings/(losses) in nonconsolidated subsidiaries	3,279
Stock-based compensation	(6,867)
Changes in assets and liabilities, net of acquisitions	50,862
Other	477

EBITDA	$260,558

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

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described beginning on page 35 in our Form 10-K for the year ended December 25, 2010.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 36 in our Form 10-K for the fiscal year ended December 25, 2010.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 37-41 on our Form 10-K for the fiscal year ended December 25, 2010 during the quarter ended March 26, 2011.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 27, 2010. For additional information, refer to the section "Risk Management" beginning on page 36 in our Form 10-K for the fiscal year ended December 25, 2010.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2010 to January 22, 2011	—	—	—	—
January 23, 2011 to February 26, 2011	163,436	$109.66	—	—
February 27, 2011 to March 26, 2011	2,299	$100.17	—	—

Total	165,735	$109.53	—	—

        During the first quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        Valmont's annual meeting of stockholders was held on April 26, 2011. The stockholders elected three directors to serve three-year terms and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2011. For the annual meeting there were 26,388,998 shares outstanding and eligible to vote of which 24,584,538 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay.	22,555,069	282,330	1,747,139
Walter Scott, Jr.	22,706,006	131,393	1,747,139
Clark T. Randt, Jr.	22,764,302	73,097	1,747,139

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2011:

For	24,373,263
Against	192,217
Abstain	19,058

        Advisory vote on executive compensation:

For	22,488,602
Against	148,686
Abstain	200,111
Broker non-votes	1,747,139

        Advisory vote on the frequency of holding an advisory vote on executive compensation:

1 year	21,540,783
2 years	26,692
3 years	1,211,887
Abstain	58,037
Broker non-votes	1,747,139

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Financial Statements (tagged as blocks of text).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated this 29th day of April, 2011.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Financial Statements (tagged as blocks of text).