Form 10-Q
period 2011-06-25
VALMONT INDUSTRIES INC
filed 2011-07-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
Or
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

26,428,678
Outstanding shares of common stock as of July 20, 2011

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Product sales	$589,208	$448,007	$1,090,376	$787,827
Services sales	79,401	33,552	146,182	61,134

Net sales	668,609	481,559	1,236,558	848,961
Product cost of sales	447,167	332,290	832,167	580,933
Services cost of sales	53,460	20,623	99,916	38,652

Cost of sales	500,627	352,913	932,083	619,585

Gross profit	167,982	128,646	304,475	229,376
Selling, general and administrative expenses	99,363	91,345	190,555	160,425

Operating income	68,619	37,301	113,920	68,951

Other income (expenses):
Interest expense	(10,783)	(8,429)	(19,044)	(14,391)
Interest income	2,001	1,092	3,778	1,448
Other	504	47	894	(30)

	(8,278)	(7,290)	(14,372)	(12,973)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	60,341	30,011	99,548	55,978

Income tax expense (benefit):
Current	24,533	17,252	37,037	23,958
Deferred	(10,982)	(5,570)	(10,198)	(2,830)

	13,551	11,682	26,839	21,128

Earnings before equity in earnings of nonconsolidated subsidiaries	46,790	18,329	72,709	34,850
Equity in earnings of nonconsolidated subsidiaries	1,201	805	2,155	919

Net earnings	47,991	19,134	74,864	35,769

Less: Earnings attributable to noncontrolling interests	(2,164)	(2,019)	(3,428)	(2,191)

Net earnings attributable to Valmont Industries, Inc.	45,827	$17,115	71,436	$33,578

Earnings per share attributable to Valmont Industries, Inc.—Basic	$1.74	$0.66	$2.72	$1.29

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$1.72	$0.65	$2.69	$1.27

Cash dividends per share	$0.180	$0.165	$0.345	$0.315

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,333	26,087	26,302	26,059

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,585	26,448	26,561	26,434

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$326,790	$346,904
Receivables, net	453,066	410,566
Inventories	366,185	280,223
Prepaid expenses and other current assets	30,862	23,806
Refundable and deferred income taxes	34,850	32,727

Total current assets	1,211,753	1,094,226

Property, plant and equipment, at cost	906,706	865,287
Less accumulated depreciation and amortization	458,689	425,678

Net property, plant and equipment	448,017	439,609

Goodwill	322,350	314,847
Other intangible assets, net	182,740	185,535
Other assets	58,420	56,526

Total assets	$2,223,280	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$272	$238
Notes payable to banks	11,415	8,824
Accounts payable	223,948	179,814
Accrued employee compensation and benefits	65,841	75,981
Accrued expenses	75,427	77,705
Income tax payable	13,740	—
Dividends payable	4,757	4,352

Total current liabilities	395,400	346,914

Deferred income taxes	86,606	89,922
Long-term debt, excluding current installments	489,130	468,596
Defined benefit pension liability	100,069	104,171
Deferred compensation	31,130	23,300
Other noncurrent liabilities	45,118	47,713
Shareholders' equity:
Preferred stock Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	927,712	850,269
Accumulated other comprehensive income	91,259	63,645
Treasury stock	(25,288)	(25,922)

Total Valmont Industries, Inc. shareholders' equity	1,021,583	915,892

Noncontrolling interest in consolidated subsidiaries	54,244	94,235

Total shareholders'equity	1,075,827	1,010,127

Total liabilities and shareholders' equity	$2,223,280	$2,090,743

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net earnings	$74,864	$35,769
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	35,870	24,580
Stock-based compensation	2,618	3,168
Defined benefit pension plan expense	2,962	—
Contribution to defined benefit pension plan	(10,086)	—
Loss (gain) on sale of assets	(239)	123
Equity in earnings of nonconsolidated subsidiaries	(2,155)	(919)
Deferred income taxes	(10,198)	(2,830)
Other	—	19
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(31,063)	(32,071)
Inventories	(78,956)	(6,110)
Prepaid expenses	(5,628)	61
Accounts payable	38,894	11,386
Accrued expenses	(9,474)	1,669
Other noncurrent liabilities	(4,402)	7,896
Income taxes payable/refundable	16,908	11,241

Net cash flows from operating activities	19,915	53,982

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,911)	(11,025)
Proceeds from sale of assets	2,455	96
Acquisitions, net of cash acquired	(1,539)	(245,310)
Other, net	1,948	1,516

Net cash flows from investing activities	(25,047)	(254,723)

Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	2,160	(2,148)
Proceeds from long-term borrowings	187,770	491,000
Principal payments on long-term obligations	(167,230)	(133,228)
Purchase of noncontrolling interest	(25,253)	—
Settlement of financial derivative	(3,568)	—
Dividends paid	(8,710)	(7,892)
Dividends to noncontrolling interests	(4,958)	(3,477)
Debt issuance costs	(1,284)	(3,858)
Proceeds from exercises under stock plans	16,933	3,197
Excess tax benefits from stock option exercises	2,533	1,216
Purchase of treasury shares	(4,802)	(877)
Purchase of common treasury shares—stock plan exercises	(18,443)	(1,961)

Net cash flows from financing activities	(24,852)	341,972

Effect of exchange rate changes on cash and cash equivalents	9,870	(7,644)

Net change in cash and cash equivalents	(20,114)	133,587
Cash and cash equivalents—beginning of year	346,904	180,786

Cash and cash equivalents—end of period	$326,790	$314,373

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:
Net earnings	—	—	33,578	—	—	2,191	35,769
Currency translation adjustment	—	—	—	(30,466)	—	(4,189)	(34,655)

Total comprehensive income	—	—	—	—	—	—	1,114
Cash dividends ($0.315 per share)	—	—	(8,293)	—	—	—	(8,293)
Dividends to noncontrolling interests	—	—	—	—	—	(3,477)	(3,477)
Purchase of noncontrolling interest	—	(1,875)	—	—	—	(1,520)	(3,395)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Purchase of 12,351 treasury shares	—	—	—	—	(877)	—	(877)
Stock options exercised; 72,075 shares issued	—	(2,509)	3,114	—	2,668	—	3,273
Stock plan exercises; 27,230 shares purchased	—	—	—	—	(1,961)	—	(1,961)
Tax benefit from exercise of stock options	—	1,216	—	—	—	—	1,216
Stock option expense	—	2,457	—	—	—	—	2,457
Stock awards; 9,088 shares issued	—	711	—	—	650	—	1,361

Balance at June 26, 2010	$27,900	$—	$795,797	$(13,513)	$(25,510)	$94,580	$879,254

Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Comprehensive income:
Net earnings	—	—	71,436	—	—	3,428	74,864
Currency translation adjustment	—	—	—	31,182	—	2,860	34,042
Loss on cash flow hedge	—	—	—	(3,568)	—	—	(3,568)

Total comprehensive income	—	—	—	—	—	—	105,338
Cash dividends ($0.18 per share)	—	—	(9,115)	—	—	—	(9,115)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Acquisitions	—	—	—	—	—	524	524
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock options exercised; 263,407 shares issued	—	(21,743)	15,122	—	23,554	—	16,933
Stock plan exercises; 168,573 shares purchased	—	—	—	—	(18,443)	—	(18,443)
Tax benefit from exercise of stock options	—	2,533	—	—	—	—	2,533
Stock option expense	—	2,467	—	—	—	—	2,467
Stock awards; 2,992 shares issued	—	151	—	—	325	—	476

Balance at June 25, 2011	$27,900	$—	$927,712	$91,259	$(25,288)	$54,244	$1,075,827

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 25, 2011, the Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June 25, 2011 and June 26, 2010, the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 25, 2011 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2010. The results of operations for the periods ended June 25, 2011 are not necessarily indicative of the operating results for the full year.

  Inventories

        At June 25, 2011, approximately 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was approximately $54,400 and $42,500 at June 25, 2011 and December 25, 2010, respectively.

        Inventories consisted of the following:

	June 25, 2011	December 25, 2010
Raw materials and purchased parts	$187,897	$133,380
Work-in-process	33,529	25,891
Finished goods and manufactured goods	199,155	163,511

Subtotal	420,581	322,782
LIFO reserve	54,396	42,559

Net inventory	$366,185	$280,223

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

common stock. At June 25, 2011, 856,165 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock option for the thirteen and twenty-six weeks ended June 25, 2011 and June 26, 2010, respectively, were as follows:

	Thirteen Weeks Ended June 25, 2011	Thirteen Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 25, 2011	Twenty-six Weeks Ended June 26, 2010
Compensation expense	$1,215	$1,229	$2,467	$2,457
Income tax benefits	468	467	950	934

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

		Fair Value Measurement Using:
	Carrying Value June 25, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,361	$19,361	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,433	$18,433	$—	$—

  Accumulated Other Comprehensive Income (Loss)

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. "Accumulated other comprehensive income (loss)" consisted of the following at June 25, 2011 and December 25, 2010:

	June 25, 2011	December 25, 2010
Foreign currency translation adjustment	$64,810	$34,693
Actuarial gain in defined benefit pension plan	30,017	28,952
Loss on cash flow hedge	(3,568)	—

	$91,259	$63,645

  Derivative Instrument

        During the second quarter of 2011, the Company executed a contract to lock in the treasury rate related to the issuance of the $150,000 of principal amount of senior notes due in 2020. The contract, for a notional amount of $130,000, was executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On June 8, 2011, this contract was settled with the Company paying approximately $3,568 to the counterparty. As such, the Company has recorded the $3,568 in accumulated other comprehensive income and will amortize this loss to interest expense as interest payments are made over the term of the debt.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

  Recently Issued Accounting Pronouncements

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. ASU 2011-05 is effective for statements issued by the Company after January 1, 2012. The Company will provide the required financial reporting presentation upon the effective date.

2. Acquisitions

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

        The Company's pro forma results of operations for the thirteen and twenty-six weeks ended June 26, 2010, assuming that the acquisition occurred at the beginning of fiscal 2010 was as follows:

	Thirteen Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 26, 2010
Net sales	$545,192	$1,041,379
Net earnings	29,578	37,985
Earnings per share—diluted	$1.14	$1.46

        On June 24, 2011, the Company acquired the remaining 40% of Donhad Pty. Ltd. ("Donhad") we did not own for $25,253. As this transaction was the acquisition of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholders' equity. On June 1, 2011, the Company acquired 60% of an irrigation monitoring services company for $1,539. This acquisition did not have a significant effect on the Company's fiscal 2011 financial results.

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill and intangible assets was performed and completed during the third quarter of 2010. As a result of that testing, it was determined that the goodwill and other intangible assets on the Company's Condensed Consolidated Balance Sheet were not impaired. The Company continues to monitor changes in the global economy and its reporting units that could impact future operating results of its reporting units and related components.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at June 25, 2011 and December 25, 2010 were as follows:

	As of June 25, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$158,589	$44,459	13 years
Proprietary Software & Database	2,609	2,609	6 years
Patents & Proprietary Technology	9,710	3,156	8 years
Non-compete Agreements	1,701	1,184	6 years

	$172,609	$51,408

	As of December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,664	$37,932	13 years
Proprietary Software & Database	2,609	2,568	6 years
Patents & Proprietary Technology	9,486	2,336	8 years
Non-compete Agreements	1,674	1,054	6 years

	$169,433	$43,890

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 25, 2011 and June 26, 2010, respectively was as follows:

Thirteen Weeks Ended June 25, 2011	Thirteen Weeks Ended June 26, 2010	Twenty-six Weeks Ended June 25, 2011	Twenty-six Weeks Ended June 26, 2010
$3,664	$2,734	$7,196	$4,774

Estimated Amortization Expense
2011	$14,307
2012	14,181
2013	13,287
2014	12,864
2015	11,980

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 25, 2011 and December 25, 2010 were as follows:

	June 25, 2011	December 25, 2010
Webforge	$17,190	$16,478
Newmark	11,111	11,111
Ingal EPS/Ingal Civil Products	9,126	8,795
Donhad	6,884	6,635
PiRod	4,750	4,750
Industrial Galvanizers	4,803	4,632
Other	7,675	7,591

	$61,539	$59,992

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

  Goodwill

        The carrying amount of goodwill as of June 25, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847
Acquisition	—	—	—	939	—	939
Foreign currency translation	5,294	—	710	—	560	6,564

Balance June 25, 2011	$157,356	$77,141	$65,578	$3,003	$19,272	$322,350

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

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended were as follows:

	June 25, 2011	June 26, 2010
Interest	$17,409	$9,534
Income taxes	18,639	11,869

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 25, 2011:
Net earnings attributable to Valmont Industries, Inc.	$45,827	—	$45,827
Shares outstanding	26,333	252	26,585
Per share amount	$1.74	(.02)	$1.72
Thirteen weeks ended June 26, 2010:
Net earnings attributable to Valmont Industries, Inc.	$17,115	—	$17,115
Shares outstanding	26,087	361	26,448
Per share amount	$0.66	(.01)	$0.65
Twenty-six weeks ended June 25, 2011:
Net earnings attributable to Valmont Industries, Inc.	$71,436	—	$71,436
Shares outstanding	26,302	259	26,561
Per share amount	$2.72	(.03)	$2.69
Twenty-six weeks ended June 26, 2010:
Net earnings attributable to Valmont Industries, Inc.	$33,578	—	$33,578
Shares outstanding	26,059	375	26,434
Per share amount	$1.29	(.02)	$1.27

        At June 25, 2011 there were 16,828 shares of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 25, 2011. At June 26, 2010 there were 455,153 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 26, 2010.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt

	June 25, 2011	December 25, 2010
6.625% Senior Unsecured Notes(a)	$450,000	$300,000
Unamortized premium on senior unsecured notes(a)	14,770	—
6.875% Senior Subordinated Notes(b)	—	150,000
Revolving credit agreement(c)	14,000	8,000
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	2,132	2,334

Total long-term debt	489,402	468,834
Less current installments of long-term debt	272	238

Long-term debt, excluding current installments	$489,130	$468,596

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $14,770 at June 25, 2011. $300,000 principal amount of the notes were issued in April 2010 and $150,000 principal amount of the notes were issued in June 2011. The notes bear interest at 6.625% per annum and are due in April 2020. The premium will be amortized against interest expense as interest payments are made over the term of the notes. These notes may be repurchased at specified prepayment premiums. These notes and the senior subordinated notes are guaranteed by certain subsidiaries of the Company.

(b)
The $150,000 of senior subordinated notes were redeemed on June 16, 2011 at a redemption price of 101.146% of the principal amount plus accrued and unpaid interest thereon. The redemption premium of approximately $1,700 was recorded in interest expense.

(c)
The revolving credit agreement is with a group of banks for up to $280,000. The Company may increase the credit agreement by up to an additional $100,000 at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings is, at the Company's option, either:

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or;

(ii)
the higher of

  •
  The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

  •
  LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At June 25, 2011, the Company had $14,000 in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.39%, not including facility fees. The revolving

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt (Continued)

  credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At June 25, 2011, the Company had the ability to borrow an additional $246,869 under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at June 25, 2011 and December 25, 2010 were .50% and .50%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at June 25, 2011.

        The minimum aggregate maturities of long-term debt for each of the four years following 2011 are: $334, $14,256, $262 and $275.

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

        Fiscal 2010 figures have been reclassified to conform to the fiscal 2011 presentation.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales:
Engineered Infrastructure Products segment:
Lighting & Traffic	$145,538	$117,375	$262,849	$205,486
Communication Structures	28,297	28,248	48,720	47,143
Access Systems	32,582	17,729	63,778	17,729

Engineered Infrastructure Products segment	206,417	163,352	375,347	270,358
Utility Support Structures segment
Steel	123,221	101,834	233,119	200,907
Concrete	13,339	13,004	29,088	27,159

Utility Support Structures segment	136,560	114,838	262,207	228,066
Coatings segment	84,161	54,441	157,611	82,371
Irrigation segment	183,701	112,159	334,749	220,798
Other	84,121	47,996	158,107	70,285

Total	694,960	492,786	1,288,021	871,878
Intersegment Sales:
Engineered Infrastructure Products segment	5,480	674	11,424	1,776
Utility Support Structures segment	1,951	336	2,259	635
Coatings segment	10,926	6,453	22,431	12,217
Irrigation segment	5	3	8	6
Other	7,989	3,761	15,341	8,283

Total	26,351	11,227	51,463	22,917
Net Sales:
Engineered Infrastructure Products segment	200,937	162,678	363,923	268,582
Utility Support Structures segment	134,609	114,502	259,948	227,431
Coatings segment	73,235	47,988	135,180	70,154
Irrigation segment	183,696	112,156	334,741	220,792
Other	76,132	44,235	142,766	62,002

Total	$668,609	$481,559	$1,236,558	$848,961

Operating Income (Loss):
Engineered Infrastructure Products segment	$11,515	$12,082	$13,718	$14,693
Utility Support Structures segment	12,984	12,542	26,483	27,248
Coatings segment	15,070	9,884	25,362	14,416
Irrigation segment	32,964	16,596	56,858	31,994
Other	11,380	8,708	20,294	12,972
Net corporate expense	(15,294)	(22,511)	(28,795)	(32,372)

Total	$68,619	$37,301	$113,920	$68,951

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information

        On April 8, 2010, the Company issued $300,000 of senior unsecured notes at a coupon interest rate of 6.625% per annum. In June 2011, the Company issued an additional $150,000 principal amount of these notes to redeem the Senior Subordinated Notes that were issued in 2004. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

        On May 4, 2004, the Company completed a $150,000 offering of 6 7/8% Senior Subordinated Notes. The notes were redeemed on June 16, 2011 at a redemption price of 101.146% of the principal amount plus accrued and unpaid interest thereon. The notes were guaranteed, jointly, severally, fully and unconditionally, on a senior subordinated basis by the Guarantors.

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$302,497	$87,273	$324,846	$(46,007)	$668,609
Cost of sales	223,712	68,513	254,565	(46,163)	500,627

Gross profit	78,785	18,760	70,281	156	167,982
Selling, general and administrative expenses	41,144	11,510	46,709	—	99,363

Operating income	37,641	7,250	23,572	156	68,619

Other income (expense):
Interest expense	(10,676)	—	(107)	—	(10,783)
Interest income	39	—	1,962	—	2,001
Other	(179)	19	664	—	504

	(10,816)	19	2,519	—	(8,278)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	26,825	7,269	26,091	156	60,341

Income tax expense (benefit):
Current	12,863	3,172	8,498	—	24,533
Deferred	(3,970)	(707)	(6,305)	—	(10,982)

	8,893	2,465	2,193	—	13,551

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	17,932	4,804	23,898	156	46,790
Equity in earnings/(losses) of nonconsolidated subsidiaries	27,895	13,970	1,234	(41,898)	1,201

Net Earnings	45,827	18,774	25,132	(41,742)	47,991
Less: Earnings attributable to noncontrolling interests	—	—	(2,164)	—	(2,164)

Net Earnings attributable to Valmont Industries, Inc.	$45,827	$18,774	$22,968	$(41,742)	$45,827

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Twenty-six Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$565,143	$161,114	$594,915	$(84,614)	$1,236,558
Cost of sales	422,015	126,819	467,950	(84,701)	932,083

Gross profit	143,128	34,295	126,965	87	304,475
Selling, general and administrative expenses	78,253	22,261	90,041	—	190,555

Operating income	64,875	12,034	36,924	87	113,920

Other income (expense):
Interest expense	(18,855)	—	(189)	—	(19,044)
Interest income	34	—	3,744	—	3,778
Other	192	30	672	—	894

	(18,629)	30	4,227	—	(14,372)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	46,246	12,064	41,151	87	99,548

Income tax expense (benefit):
Current	19,352	5,276	12,409	—	37,037
Deferred	(3,910)	(968)	(5,320)	—	(10,198)

	15,442	4,308	7,089	—	26,839

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	30,804	7,756	34,062	87	72,709
Equity in earnings/(losses) of nonconsolidated subsidiaries	40,632	20,337	2,120	(60,934)	2,155

Net Earnings	71,436	28,093	36,182	(60,847)	74,864
Less: Earnings attributable to noncontrolling interests	—	—	(3,428)	—	(3,428)

Net Earnings attributable to Valmont Industries, Inc.	$71,436	$28,093	$32,754	$(60,847)	$71,436

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$217,433	$68,299	$228,568	$(32,741)	$481,559
Cost of sales	161,324	51,803	172,746	(32,960)	352,913

Gross profit	56,109	16,496	55,822	219	128,646
Selling, general and administrative expenses	46,088	11,206	34,051	—	91,345

Operating income	10,021	5,290	21,771	219	37,301

Other income (expense):
Interest expense	(7,929)	(187)	(313)	—	(8,429)
Interest income	101	27	964	—	1,092
Other	64	(525)	508	—	47

	(7,764)	(685)	1,159	—	(7,290)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	2,257	4,605	22,930	219	30,011

Income tax expense (benefit):
Current	8,240	1,766	7,246	—	17,252
Deferred	(4,503)	(256)	(811)	—	(5,570)

	3,737	1,510	6,435	—	11,682

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	(1,480)	3,095	16,495	219	18,329
Equity in earnings/(losses) of nonconsolidated subsidiaries	18,595	4,326	362	(22,478)	805

Net Earnings	17,115	7,421	16,857	(22,259)	19,134
Less: Earnings attributable to noncontrolling interests	—	—	(2,019)	—	(2,019)

Net Earnings attributable to Valmont Industries, Inc.	$17,115	$7,421	$14,838	$(22,259)	$17,115

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,269	$481	$318,040	$—	$326,790
Receivables, net	122,808	47,872	282,386	—	453,066
Inventories	105,230	47,349	213,606	—	366,185
Prepaid expenses	4,748	977	25,137	—	30,862
Refundable and deferred income taxes	15,971	3,662	15,217	—	34,850

Total current assets	257,026	100,341	854,386	—	1,211,753

Property, plant and equipment, at cost	416,545	104,750	385,411	—	906,706
Less accumulated depreciation and amortization	277,747	52,703	128,239	—	458,689

Net property, plant and equipment	138,798	52,047	257,172	—	448,017

Goodwill	20,108	107,542	194,700	—	322,350
Other intangible assets	742	65,334	116,664	—	182,740
Investment in subsidiaries and intercompany accounts	1,245,517	604,337	(7,420)	(1,842,434)	—
Other assets	29,584	—	28,836	—	58,420

Total assets	$1,691,775	$929,601	$1,444,338	$(1,842,434)	$2,223,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$85	$—	$272
Notes payable to banks	—	—	11,415	—	11,415
Accounts payable	73,698	18,304	145,686		237,688
Accrued expenses	56,903	8,983	75,382	—	141,268
Dividends payable	4,757	—	—	—	4,757

Total current liabilities	135,545	27,287	232,568	—	395,400

Deferred income taxes	16,687	25,101	44,818	—	86,606
Long-term debt, excluding current installments	488,094	—	1,036	—	489,130
Other noncurrent liabilities	29,866	—	146,451	—	176,317
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	2,582	(460,532)	27,900
Additional paid-in capital	—	181,542	156,188	(337,730)	—
Retained earnings	927,712	237,721	709,050	(946,771)	927,712
Accumulated other comprehensive income (loss)	91,259	—	97,401	(97,401)	91,259
Treasury stock	(25,288)	—	—	—	(25,288)

Total Valmont Industries, Inc. shareholders' equity	1,021,583	877,213	956,221	(1,842,434)	1,021,583

Noncontrolling interest in consolidated subsidiaries	—	—	54,244	—	54,244

Total shareholders' equity	1,021,583	877,213	1,019,465	(1,842,434)	1,075,827

Total liabilities and shareholders' equity	$1,691,775	$929,601	$1,444,338	$(1,842,434)	$2,223,280

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$71,436	$28,093	$36,182	$(60,847)	$74,864
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	9,982	6,147	19,741	—	35,870
Stock-based compensation	2,618	—	—	—	2,618
Defined benefit pension plan expense	—	—	2,962	—	2,962
Contribution to defined benefit pension plan	—	—	(10,086)	—	(10,086)
Loss (gain) on sale of assets	(216)	—	(23)	—	(239)
Equity in earnings of nonconsolidated subsidiaries	(34)	—	(2,121)	—	(2,155)
Deferred income taxes	(3,910)	(968)	(5,320)	—	(10,198)
Other
Changes in assets and liabilities:
Receivables	(16,627)	2,791	(17,227)	—	(31,063)
Inventories	(41,343)	(15,317)	(22,296)	—	(78,956)
Prepaid expenses	(1,270)	(57)	(4,301)	—	(5,628)
Accounts payable	14,104	3,050	21,740	—	38,894
Accrued expenses	2,860	836	(13,170)	—	(9,474)
Other noncurrent liabilities	(5,438)	—	1,036	—	(4,402)
Income taxes payable/refundable	27,822		(10,914)	—	16,908

Net cash flows from operations	59,984	24,575	(3,797)	(60,847)	19,915

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,644)	(7,604)	(15,663)	—	(27,911)
Proceeds from sale of assets	14	13	2,428	—	2,455
Acquisitions, net of cash acquired	—		(1,539)	—	(1,539)
Other, net	(58,343)	(17,122)	16,566	60,847	1,948

Net cash flows from investing activities	(62,973)	(24,713)	1,792	60,847	(25,047)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—		2,160	—	2,160
Proceeds from long-term borrowings	187,770	—	—	—	187,770
Principal payments on long-term obligations	(167,186)	—	(44)	—	(167,230)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Settlement of financial derivative	(3,568)				(3,568)
Dividends paid	(8,710)	—	—	—	(8,710)
Dividends to noncontrolling interests	—	—	(4,958)	—	(4,958)
Debt issue fees	(1,284)	—	—	—	(1,284)
Proceeds from exercises under stock plans	16,933	—	—	—	16,933
Excess tax benefits from stock option exercises	2,533	—	—	—	2,533
Purchase of treasury shares	(4,802)	—		—	(4,802)
Purchase of common treasury shares—stock plan exercises	(18,443)	—	—	—	(18,443)

Net cash flows from financing activities	3,243		(28,095)	—	(24,852)

Effect of exchange rate changes on cash and cash equivalents	—	—	9,870	—	9,870

Net change in cash and cash equivalents	254	(138)	(20,230)	—	(20,114)
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$8,269	$481	$318,040	$—	$326,790

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-Six Weeks Ended June 26, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$33,578	$9,983	$24,235	$(32,027)	$35,769
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	9,994	6,372	8,214	—	24,580
Stock-based compensation	3,168	—	—	—	3,168
Loss on sale of assets	7	7	109	—	123
Equity in earnings of nonconsolidated subsidiaries	(557)	—	(362)	—	(919)
Deferred income taxes	(2,918)	(285)	373	—	(2,830)
Other adjustments	—	—	19	—	19
Changes in assets and liabilities:
Receivables	(18,581)	12,224	(25,714)	—	(32,071)
Inventories	2,390	4,779	(12,629)	(650)	(6,110)
Prepaid expenses	(2,030)	(281)	2,372	—	61
Accounts payable	6,250	(1,426)	6,562	—	11,386
Accrued expenses	(2,419)	7,007	(2,919)	—	1,669
Other noncurrent liabilities	(341)		8,237	—	7,896
Income taxes payable/refundable	(4,178)	14,923	496	—	11,241

Net cash flows from operations	24,363	53,303	8,993	(32,677)	53,982

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,469)	(589)	(4,967)	—	(11,025)
Proceeds from sale of assets	10	3	83	—	96
Acquisitions, gross of cash acquired	—	(436,736)	(7,383)	—	(444,119)
Cash acquired through acquisitions	—	—	198,809	—	198,809
Other, net	14,520	(40,113)	(5,568)	32,677	1,516

Net cash flows from investing activities	9,061	(477,435)	180,974	32,677	(254,723)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(6)	(2,142)	—	(2,148)
Proceeds from long-term borrowings	491,000	—		—	491,000
Principal payments on long-term obligations	(133,228)	—	—	—	(133,228)
Debt issue costs	(3,858)				(3,858)
Activity under intercompany note	(443,702)	443,702	—	—	—
Dividends paid	(7,892)	—	—	—	(7,892)
Dividends to noncontrolling interests	—	—	(3,477)	—	(3,477)
Proceeds from exercises under stock plans	3,197	—	—	—	3,197
Excess tax benefits from stock option exercises	1,216	—	—	—	1,216
Purchase of treasury shares	(2,676)	—	1,799	—	(877)
Purchase of common treasury shares—stock plan exercises	(1,961)	—	—	—	(1,961)

Net cash flows from financing activities	(97,904)	443,696	(3,820)	—	341,972

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,644)	—	(7,644)

Net change in cash and cash equivalents	(64,480)	19,564	178,503	—	133,587
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	$17,537	$21,230	$275,606	$—	$314,373

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

        We reclassified fiscal 2010 to conform to the fiscal 2011 presentation.

Results of Operations

  Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 25, 2011	June 26, 2010	% Incr. (Decr.)	June 25, 2011	June 26, 2010	% Incr. (Decr.)
Consolidated
Net sales	$668.6	$481.6	38.8%	$1,236.6	$849.0	45.7%
Gross profit	168.0	128.6	30.6%	304.5	229.4	32.7%
as a percent of sales	25.1%	26.7%		24.6%	27.0%
SG&A expense	99.4	91.4	8.8%	190.6	160.4	18.8%
as a percent of sales	14.9%	19.0%		15.4%	18.9%
Operating income	68.6	37.3	83.9%	113.9	69.0	65.1%
as a percent of sales	10.3%	7.7%		9.2%	8.1%
Net interest expense	8.8	7.3	20.5%	15.3	12.9	18.6%
Effective tax rate	22.5%	38.9%		27.0%	37.7%
Net earnings attributable to Valmont Industries, Inc.	$45.8	$17.1	167.8%	$71.4	$33.6	112.8%
Earnings per share attributable to Valmont Industries, Inc.—diluted	$1.72	$0.65	164.6%	$2.69	$1.27	111.8%
Engineered Infrastructure Products segment
Net sales	$200.9	$162.7	23.5%	$363.8	$268.6	35.4%
Gross profit	46.4	43.3	7.2%	82.6	71.2	16.0%
SG&A expense	34.9	31.2	11.9%	68.9	56.5	21.9%
Operating income	11.5	12.1	-5.0%	13.7	14.7	-6.8%
Utility Support Structures segment
Net sales	$134.7	$114.5	17.6%	$260.0	$227.4	14.3%
Gross profit	30.5	28.2	8.2%	59.8	58.6	2.0%
SG&A expense	17.5	15.6	12.2%	33.3	31.4	6.1%
Operating income	13.0	12.6	3.2%	26.5	27.2	-2.6%
Coatings segment
Net sales	$73.2	$48.0	52.5%	$135.2	$70.2	92.6%
Gross profit	23.8	15.6	52.6%	42.4	23.2	82.8%
SG&A expense	8.8	5.7	54.4%	17.1	8.8	94.3%
Operating income	15.0	9.9	51.5%	25.3	14.4	75.7%
Irrigation segment
Net sales	$183.7	$112.1	63.9%	$334.8	$220.8	51.6%
Gross profit	50.3	30.8	63.3%	88.7	59.1	50.1%
SG&A expense	17.3	14.2	21.8%	31.8	27.1	17.3%
Operating income	33.0	16.6	98.8%	56.9	32.0	77.8%
Other
Net sales	$76.1	$44.2	72.4%	$142.8	$62.0	130.3%
Gross profit	17.0	12.4	37.1%	30.9	18.6	66.1%
SG&A expense	5.6	3.7	51.4%	10.6	5.6	89.3%
Operating income	11.4	8.7	31.0%	20.3	13.0	56.2%
Net Corporate expense
Gross profit	—	(1.5)	NM	0.1	(1.3)	NM
SG&A expense	15.3	21.1	-27.5%	28.9	31.0	-6.8%
Operating loss	(15.3)	(22.5)	32.0%	(28.8)	(32.3)	10.8%

  NM=Not meaningful

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

  •
  Coatings Segment—galvanizing operations in Australia, the U.S. and Asia; and

  •
  Other—manufacture of steel grinding media and electrolytic manganese dioxide

        The increases in sales and operating income by segment attributable to a full year effect of Delta in fiscal 2011, as compared with fiscal 2010, were as follows (in millions):

	Thirteen weeks ended June 25, 2011		Twenty-six weeks ended June 25, 2011
	Net Sales	Operating Income	Net Sales	Operating Income
Engineered Infrastructure Products	$28.3	$0.9	$79.0	$4.8
Utility Support Structures	2.1	0.3	2.1	0.3
Coatings	24.7	4.4	61.9	8.2
Other	29.7	1.0	75.0	3.6
Net corporate expense	—	(0.3)	—	(4.4)

Total	$84.8	$6.3	$218.0	$12.5

  Overview

        On a consolidated basis, the increase in net sales in the second quarter and first half of fiscal 2011, as compared with 2010, were the result of improved sales in all reportable segments, part of which was the result of Delta's financial results being included in our consolidated financial statements for all of 2011.

        For the company as a whole, without consideration of Delta sales, our second quarter and first half sales increases over 2010 were mainly due to increased unit sales volumes. On a reportable segment basis, the most significant unit sales volume increase was in the Irrigation and Utility Support Structures (Utility) segments. Sales prices overall were about 3% higher in the second quarter and first half of 2011, as compared with 2010, mainly in response to rising steel prices.

        The decrease in gross profit margin (gross profit as a percent of sales) in 2011, as compared with 2010, was due to the following factors:

  •
  Raw material inflation in 2011 was higher than 2010. In particular, steel prices rose significantly in the first quarter of 2011 before moderating somewhat in the second quarter. Overall, steel prices in 2011 were higher than in 2010. Furthermore, LIFO expense increased in the first half of 2011 as compared with the same period in 2010, by $4.3 million, in our operations that report their inventory on a last-in, first-out basis.

  •
  Competitive pricing environments in most of our markets in light of higher raw material prices have pressured gross profit margins to some degree.

  •
  The results of our Australian operations were adversely impacted by heavy rains and flooding in the first quarter of 2011, which negatively affected sales volumes and factory utilization. While our operations themselves did not sustain material damage, the flooding disrupted our customers and suppliers which, in turn, adversely affected the results of our operations.

        Selling, general and administrative (SG&A) spending for the second quarter and first half of fiscal 2011, as compared with 2010, increased due to the following factors:

  •
  Expenses related to the Delta operations ($11.1 and $32.5 million, respectively), which was not included in our 2010 financial statements; and

  •
  Increased employee incentive accruals of $3.7 million and $5.3 million, respectively, due to improved operating results, and;

  •
  Increased compensation expenses of $2.4 million and $2.9 million, respectively, associated with increased employment levels and salary increases.

        These increases were somewhat offset by $11.1 million and $12.9 million, respectively, in lower acquisition and integration costs in the second quarter and first half of 2011, as compared with fiscal 2010, associated with the Delta acquisition.

        On a reportable segment basis, the Irrigation and Coatings segments reported improved operating income in the second quarter and first half of 2011, as compared with 2010. Utility segment operating income for the same periods in 2011 was comparable with 2010, while the Engineered Infrastructure Products segment reported slightly lower operating income.

        The increase in net interest expense in the second quarter of fiscal 2011, as compared with 2010, was mainly due to $2.8 million expensed as part of the redemption of the senior subordinated notes. This expense consisted of $1.7 million of premium paid and $1.1 million of unamortized bond issue costs. On a year-to-date basis, the increase in interest expense was also attributable to the full year effect (approximately $5.0 million) of interest expense associated with the $300 million in senior unsecured notes issued in April 2010, less $2.9 million of bank fees incurred in the first quarter of fiscal 2010 to provide the required bridge loan funding commitment for the Delta acquisition and the full impact of interest income from Delta's cash balances.

        Our effective income tax rate in second quarter and first half of fiscal 2011 was lower than the same periods in 2010. This reduction was mainly due to the:

  •
  non-deductibility of a portion of the Delta acquisition expenses incurred in 2010 ($3.2 million), and;

  •
  income tax benefits associated with our 2011 acquisition of the remaining 40% of Donhad that we did not own ($4.1 million), and;

  •
  net effect of certain income tax contingencies that were reduced this quarter due to expiration of statutes of limitation ($1.4 million)

        Aside from these events that are non-recurring in nature, our year-to-date effective tax rate in fiscal 2011 and 2010 would have been approximately 32.0-32.5%.

        Our cash flows provided by operations were approximately $19.9 million in 2011, as compared with $54.0 million in 2010. Despite increased net earnings in 2011, as compared with 2010, increased working capital to support increased business activity in 2011 and the annual contribution to the Delta Pension Plan of $10.1 million were the main reasons for the lower operating cash flow in 2011.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the second quarter and first half of fiscal 2011 as compared with 2010 was mainly due to the Delta EIP operations and improved international sales volumes. Global lighting markets experienced weak demand, resulting in increased price competition, despite higher raw material prices. In the Lighting product line, 2011 North American sales in the second quarter and first half of the year were down slightly as compared with 2010. Market conditions in North America continue to be weak, especially in the transportation market, where funding is through federal, state and local governments. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. Sales in other market channels helped to offset the lower transportation market sales in 2011, as compared with 2010. In Europe, sales were higher in the second quarter and first half of 2011, as compared with 2010. However, sales pricing and product mix generally were unfavorable due to weak demand, as the European economy was sluggish.

        Sales in the communication structures product line were higher in the second quarter and first half of fiscal 2011, as compared with 2010. Sales were $3.6 and $3.9 million higher, respectively, in North America. Market conditions generally were more favorable in 2011 over 2010 and we believe operational improvements resulted in an improved quotation success rate in 2011, as compared with 2010. In China, sales of wireless communication structures were lower in the second quarter of 2011, as compared with 2010. Year-to-date sales, however, were higher in fiscal 2011, as compared with 2010. In 2010, annual supply contracts with Chinese wireless carriers were settled later than in the past and 2011 was more in line with what we believe is a more normal demand pattern.

        Operating income for the segment was slightly lower in the second quarter and first half of fiscal 2011, as compared with 2010. While operating income was enhanced by the addition of the Delta operations, the impact of rising raw material costs and very competitive pricing conditions in most of our markets hampered operating income for the segment, included LIFO expense that was $1.6 million higher in the first half of fiscal 2011 than in 2010. The impact of lower North America sales on operating profit was mitigated to an extent by factory operational improvements. The operating income effect of the increased sales associated with the Delta operations was relatively minor, as we are experiencing generally increased sales pricing competition, including that from outside Australia resulting from the stronger Australian dollar. The increase in SG&A expense in fiscal 2011 was mainly due to the acquisition of the Delta operations ($4.5 million and $14.3 million, respectively), offset to a degree by lower spending levels in North America and Asia.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increases in the second quarter and first half of fiscal 2011, as compared with 2010, were due to improved unit sales volumes in the U.S., offset to a degree by lower sales volumes in international markets. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid over a relatively slow 2010. The sales pricing environment is slowly improving but continues to be very competitive, which is reflective of market conditions in 2010 when certain utility structures projects were bid out. In international markets, the sales decrease was mainly due to lower project sales into emerging markets and lower sales volumes in China.

        Operating income was slightly higher in the second quarter of fiscal 2011, as compared with 2010 while year-to-date segment operating in 2011 was essentially the same as 2010. Gross profit margins were negatively affected by the competitive pricing environment in North America and higher steel costs, which mitigated the effect of higher sales volumes on operating income. SG&A expenses for the segment in fiscal 2011 were slightly higher than in 2010, mainly due to increased employee incentives.

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

        The increase in segment operating income in fiscal 2011, as compared with 2010, was due to the effect of the acquired Delta businesses, improved sales volume and the associated operating leverage. SG&A expenses for the segment in the second quarter and first half of 2011 were higher than the comparable periods in 2010, mainly due to the effect of the Delta businesses ($2.9 million and $7.6 million, respectively).

  Irrigation segment

        Irrigation segment net sales in fiscal 2011 improved over 2010, mainly due to stronger sales volumes in both North American and international markets. In global markets, the sales growth was due to a very strong agricultural economy. Farm commodity prices are very favorable and net farm income is projected to be strong in 2011. In addition, weather conditions in North America in 2011 were generally drier than 2010, further enhancing demand for irrigation machines and related service parts. In international markets, the sales improvement in fiscal 2011, as compared with 2010, was realized in most markets, particularly Australia and Brazil.

        Operating income for the segment improved in 2011 over 2010, due to improved sales unit volumes in North America and the associated operational leverage. Rising raw material prices resulted in $3.1 million in increased LIFO expense in the first half of 2011, as compared with 2010, which negatively affected gross profit margins. SG&A expenses increased mainly due to employee compensation costs to support the increase in sales activity and future initiatives ($1.7 million and $2.4 million, respectively) and increased employee incentives due to improved operating performance in 2011 ($0.8 million and $1.0 million, respectively).

Other

        This unit includes the Delta grinding media and electrolytic manganese operations and our industrial tubing and fasteners operations. The increase in sales and operating income in 2011, as compared with 2010, was mainly due to the addition of the Delta operations. The manganese dioxide operations are generally not as strong in 2011, as compared with 2010, due to competitive challenges associated with the stronger South African Rand and a weaker disposable battery market. Our Tubing operations also realized improved sales and operating income in the second quarter and first half of 2011, as compared with 2010.

  Net corporate expense

        The decrease in net corporate expense in the second quarter and first half of 2011, as compared with 2010 was mainly due to Delta acquisition and integration cost that were incurred in 2010 but not 2011 ($11.1 million and $12.9 million, respectively). These decreases were offset somewhat by the full year effect of Delta's administration costs ($1.1 million and $5.2 million, respectively) and higher employee incentive expense associated with improved profitability in 2011 as compared with 2010 ($2.5 million and $3.3 million, respectively).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $816.4 million at June 25, 2011, as compared with $747.3 million at December 25, 2010. The increase in net working capital in 2011 mainly resulted from increased inventories to support the increase in sales, especially in the Irrigation and Utility Support Structures segments. Operating cash flow was $19.9 million in fiscal 2011, as compared with $54.0 million for the same period in 2010. The decrease in operating cash flow in 2011 mainly was the result of the increase in working capital as compared with 2010 and the annual contribution we made to the Delta Pension Plan of $10.1 million in fiscal 2011. In fiscal 2010, this contribution was made before we acquired Delta.

        Investing Cash Flows—Capital spending in the fiscal 2011 was $27.9 million, as compared with $11.0 million in 2010. We expect our capital spending for the 2011 fiscal year to be approximately $60 to $70 million. Investing cash flows for fiscal 2010 included $436.7 million of cash (less $198.8 million of cash acquired) for the Delta acquisition and an aggregate of $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased from $477.7 million at December 25, 2010 to $500.8 million as of June 25, 2011. The increase in borrowings in 2011 was a seasonal increase in borrowings due to the increase in working capital in the U.S. In the second quarter of fiscal 2011, we redeemed all of our $150 million of senior subordinated notes that were due in May 2014 with the proceeds from the sale of $150 million principal amount of senior unsecured notes. The senior unsecured notes became part of a series of senior unsecured notes previously issued in April 2010. The senior unsecured notes were issued at a premium of $14.8 million in excess of the principal amount. We refinanced the senior subordinated notes to take advantage of a favorable interest-rate environment and to extend our long-term debt maturities. Financing cash flows in 2011 included approximately $25.3 million to acquire the remaining 40% of the shares of Donhad Pty. Ltd. (a manufacturer of steel grinding media serving the Australian mining industry).

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 25, 2011, our long-term debt to invested capital ratio was 26.6%, as compared with 26.7% at December 25, 2010. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2011.

        Our debt financing at June 25, 2011 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $53.0 million, $46.5 million of which was unused at June 25, 2011. Our long-term debt principally consists of:

  •
  $450 million of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. $300 million principal amount of the notes were issued in April 2010 and $150 million principal amount of the notes were issued in June 2011. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

        At June 25, 2011, we had $14.0 million in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 1.39%, not including facility fees. These outstanding borrowings were associated with funding requirements related to the Delta acquisition. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 25, 2011, we had the ability to borrow an additional $246.9 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At June 25, 2011, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at June 25, 2011 were as follows:

Interest-bearing debt	500,817
EBITDA—last 12 months	299,509
Leverage ratio	1.67
EBITDA—last 12 months	299,509
Interest expense—last 12 months	35,600
Interest earned ratio	8.41

        The calculation of EBITDA—last 12 months (June 26, 2010—June 25, 2011) is as follows:

Net cash flows from operations	$118,153
Interest expense	35,600
Income tax expense	60,719
Deferred income tax benefit	2,351
Noncontrolling interest	(7,271)
Equity in earnings/(losses) in nonconsolidated subsidiaries	3,675
Stock-based compensation	(6,604)
Pension plan expense	(8,836)
Contribution to pension plan	10,086
Payment of deferred compensation	393
Changes in assets and liabilities, net of acquisitions	94,065
Other	(2,822)

EBITDA	$299,509

Net earnings attributable to Valmont Industries, Inc.	$132,237
Interest expense	35,600
Income tax expense	60,719
Depreciation and amortization expense	70,953

EBITDA	$299,509

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

Financial Obligations and Financial Commitments

        Other than our additional borrowings under our senior unsecured notes related to the redemption of our senior subordinated notes and revolving credit agreement related to the Delta acquisition, there have been no material changes to our financial obligations and financial commitments as described beginning on page 35 in our Form 10-K for the year ended December 25, 2010. We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at June 25, 2011 were as follows (in millions of dollars):

Contractual Obligations	Total	2011	2012–2013	2014–2015	After 2015
Long-term debt	$489.4	$—	$14.6	$0.6	$474.2
Interest	269.9	15.1	60.1	59.8	134.9
Delta pension plan contributions	81.9	—	23.4	23.4	35.1
Operating leases	115.7	12.1	32.4	22.7	48.5
Unconditional purchase commitments	35.4	35.4	—	—	—

Total contractual cash obligations	$992.3	$62.6	$130.5	$106.5	$692.7

        Long-term debt mainly consisted of $450.0 million principal amount of senior unsecured notes. At June 25, 2011, we had $14.0 million of outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.7 million at June 25, 2011. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees, which are re-negotiated in conjunction with a triennial valuation. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2011, and certain capital investments planned for 2011. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At June 25, 2011, we had approximately $50.0 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 36 in our Form 10-K for the fiscal year ended December 25, 2010 during the fiscal quarter and year-to-date periods ended June 25, 2011.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 37-41 on our Form 10-K for the fiscal year ended December 25, 2010 during the fiscal quarter and year-to-date periods ended June 25, 2011.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 25, 2011. For additional information, refer to the section "Risk Management" beginning on page 36 in our Form 10-K for the fiscal year ended December 25, 2010.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2011 to April 23, 2011	834	$102.37	—	—
April 24, 2011 to May 28, 2011	1,932	$102.15	—	—
May 29, 2011 to June 25, 2011	72	$97.57	—	—

Total	2,838	$102.10	—	—

        During the second quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        E. Robert Meaney, the Company's Senior Vice President and Corporate Secretary, will retire on August 1, 2011. The Company previously announced on Form 8-K dated March 16, 2011 that he would retire during the current year.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated July 13, 2011 between the Company and John G. Graboski
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 27th day of July, 2011.

Index of Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated July 13, 2011 between the Company and John G. Graboski
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).