Form 10-Q
period 2011-09-24
VALMONT INDUSTRIES INC
filed 2011-10-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
Or
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

26,443,449
Outstanding shares of common stock as of October 18, 2011

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Product sales	$595,064	$492,997	$1,685,440	$1,280,824
Services sales	77,128	34,834	223,310	95,968

Net sales	672,192	527,831	1,908,750	1,376,792
Product cost of sales	453,462	374,678	1,285,629	955,611
Services cost of sales	51,340	20,632	151,256	59,284

Cost of sales	504,802	395,310	1,436,885	1,014,895

Gross profit	167,390	132,521	471,865	361,897
Selling, general and administrative expenses	95,357	85,378	285,912	245,803

Operating income	72,033	47,143	185,953	116,094

Other income (expenses):
Interest expense	(7,671)	(8,487)	(26,715)	(22,878)
Interest income	3,141	1,733	6,919	3,181
Other	(1,670)	58	(776)	28

	(6,200)	(6,696)	(20,572)	(19,669)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	65,833	40,447	165,381	96,425

Income tax expense (benefit):
Current	25,119	15,694	62,156	39,652
Deferred	(1,346)	(1,914)	(11,544)	(4,744)

	23,773	13,780	50,612	34,908

Earnings before equity in earnings of nonconsolidated subsidiaries	42,060	26,667	114,769	61,517
Equity in earnings of nonconsolidated subsidiaries	2,354	1,068	4,509	1,987

Net earnings	44,414	27,735	119,278	63,504

Less: Earnings attributable to noncontrolling interests	(2,273)	(1,800)	(5,701)	(3,991)

Net earnings attributable to Valmont Industries, Inc.	$42,141	$25,935	$113,577	$59,513

Earnings per share attributable to Valmont Industries, Inc.—Basic	$1.60	$0.99	$4.32	$2.28

Earnings per share attributable to Valmont Industries, Inc.—Diluted	$1.59	$0.98	$4.28	$2.25

Cash dividends per share	$0.180	$0.165	$0.525	$0.480

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,351	26,133	26,318	26,084

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,579	26,404	26,567	26,420

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 24, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$336,908	$346,904
Receivables, net	449,431	410,566
Inventories	377,525	280,223
Prepaid expenses and other current assets	28,832	23,806
Refundable and deferred income taxes	35,216	32,727

Total current assets	1,227,912	1,094,226

Property, plant and equipment, at cost	889,857	865,287
Less accumulated depreciation and amortization	452,718	425,678

Net property, plant and equipment	437,139	439,609

Goodwill	315,140	314,847
Other intangible assets, net	174,946	185,535
Other assets	54,040	56,526

Total assets	$2,209,177	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$236	$238
Notes payable to banks	11,022	8,824
Accounts payable	221,909	179,814
Accrued employee compensation and benefits	75,392	75,981
Accrued expenses	82,844	77,705
Dividends payable	4,760	4,352

Total current liabilities	396,163	346,914

Deferred income taxes	85,531	89,922
Long-term debt, excluding current installments	494,775	468,596
Defined benefit pension liability	96,990	104,171
Deferred compensation	29,401	23,300
Other noncurrent liabilities	43,068	47,713
Shareholders' equity:
Preferred stock Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	966,872	850,269
Accumulated other comprehensive income	41,768	63,645
Treasury stock	(25,117)	(25,922)

Total Valmont Industries, Inc. shareholders' equity	1,011,423	915,892

Noncontrolling interest in consolidated subsidiaries	51,826	94,235

Total shareholders' equity	1,063,249	1,010,127

Total liabilities and shareholders' equity	$2,209,177	$2,090,743

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net earnings	$119,278	$63,504
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation and amortization	53,193	41,829
Stock-based compensation	3,962	4,712
Defined benefit pension plan expense	4,544	—
Contribution to defined benefit pension plan	(11,754)	—
Loss (gain) on sale of assets	(295)	1,513
Equity in earnings of nonconsolidated subsidiaries	(4,509)	(1,987)
Deferred income taxes	(11,544)	(4,744)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(41,606)	(44,046)
Inventories	(99,559)	4,390
Prepaid expenses	(5,378)	1,063
Accounts payable	33,782	(22,674)
Accrued expenses	11,484	19,230
Other noncurrent liabilities	(4,492)	10,254
Income taxes payable/refundable	17,009	12,295

Net cash flows from operating activities	64,115	85,339

Cash flows from investing activities:
Purchase of property, plant and equipment	(46,366)	(20,283)
Proceeds from sale of assets	2,903	11,090
Acquisitions, net of cash acquired	(1,539)	(249,057)
Dividends from nonconsolidated subsidiaries	590	9,606
Other, net	793	2,062

Net cash flows from investing activities	(43,619)	(246,582)

Cash flows from financing activities:
Net borrowings (payments) under short-term agreements	2,152	2,549
Proceeds from long-term borrowings	213,832	491,000
Principal payments on long-term obligations	(187,234)	(168,271)
Purchase of noncontrolling interest	(25,253)	—
Settlement of financial derivative	(3,568)	—
Dividends paid	(13,467)	(12,240)
Dividends to noncontrolling interests	(4,958)	(12,265)
Debt issuance costs	(1,284)	(3,858)
Proceeds from exercises under stock plans	18,659	3,390
Excess tax benefits from stock option exercises	2,799	1,479
Purchase of treasury shares	(4,802)	(878)
Purchase of common treasury shares—stock plan exercises	(19,829)	(2,144)

Net cash flows from financing activities	(22,953)	298,762

Effect of exchange rate changes on cash and cash equivalents	(7,539)	4,845

Net change in cash and cash equivalents	(9,996)	142,364
Cash and cash equivalents—beginning of year	346,904	180,786

Cash and cash equivalents—end of period	$336,908	$323,150

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Comprehensive income:
Net earnings	—	—	59,513	—	—	3,991	63,504
Currency translation adjustment	—	—	—	7,503	—	2,503	10,006

Total comprehensive income	—	—	—	—	—	—	73,510
Cash dividends ($0.480 per share)	—	—	(12,641)	—	—	—	(12,641)
Dividends to noncontrolling interests	—	—	—	—	—	(12,265)	(12,265)
Purchase of noncontrolling interest	—	(3,754)	—	—	—	(3,311)	(7,065)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Purchase of 12,351 treasury shares	—	—	—	—	(878)	—	(878)
Stock options exercised; 84,900 shares issued	—	(2,437)	2,847	—	2,980	—	3,390
Stock plan exercises; 29,095 shares purchased	—	—	—	—	(2,144)	—	(2,144)
Tax benefit from exercise of stock options	—	1,479	—	—	—	—	1,479
Stock option expense	—	3,675	—	—	—	—	3,675
Stock awards; 9,088 shares issued	—	1,037	—	—	650	—	1,687

Balance at September 25, 2010	$27,900	$—	$817,117	$24,456	$(25,382)	$92,493	$936,584

Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Comprehensive income:
Net earnings	—	—	113,577	—	—	5,701	119,278
Currency translation adjustment	—	—	—	(18,442)	—	(1,831)	(20,273)
Loss on cash flow hedge	—	—	—	(3,568)	—	—	(3,568)
Amortization of loss	—	—	—	133	—	—	133

Total comprehensive income	—	—	—	—	—	—	95,570
Cash dividends ($0.525 per share)	—	—	(13,875)	—	—	—	(13,875)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Acquisitions	—	—	—	—	—	524	524
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock options exercised; 291,208 shares issued	—	(23,353)	16,901	—	25,111	—	18,659
Stock plan exercises; 181,603 shares purchased	—	—	—	—	(19,829)	—	(19,829)
Tax benefit from exercise of stock options	—	2,799	—	—	—	—	2,799
Stock option expense	—	3,732	—	—	—	—	3,732
Stock awards; 2,992 shares issued	—	230	—	—	325	—	555

Balance at September 24, 2011	$27,900	$—	$966,872	$41,768	$(25,117)	$51,826	$1,063,249

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 24, 2011, the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended September 24, 2011 and September 25, 2010, the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 24, 2011 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 25, 2010. The results of operations for the periods ended September 24, 2011 are not necessarily indicative of the operating results for the full year.

  Inventories

        At September 24, 2011, approximately 36% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value was $50,775 and $42,559 at September 24, 2011 and December 25, 2010, respectively.

        Inventories consisted of the following:

	September 24, 2011	December 25, 2010
Raw materials and purchased parts	$193,469	$133,380
Work-in-process	28,939	25,891
Finished goods and manufactured goods	205,892	163,511

Subtotal	428,300	322,782
LIFO reserve	50,775	42,559

Net inventory	$377,525	$280,223

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 24, 2011, 861,939 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock option for the thirteen and thirty-nine weeks ended September 24, 2011 and September 25, 2010, respectively, were as follows:

	Thirteen Weeks Ended September 24, 2011	Thirteen Weeks Ended September 25, 2010	Thirty-nine Weeks Ended September 24, 2011	Thirty-nine Weeks Ended September 25, 2010
Compensation expense	$1,265	$1,218	$3,732	$3,675
Income tax benefits	487	469	1,437	1,415

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

		Fair Value Measurement Using:
	Carrying Value September 24, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,051	$18,051	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,433	$18,433	$—	$—

  Accumulated Other Comprehensive Income (Loss)

        Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. "Accumulated other comprehensive income (loss)" consisted of the following at September 24, 2011 and December 25, 2010:

	September 24, 2011	December 25, 2010
Foreign currency translation adjustment	$16,278	$34,693
Actuarial gain in defined benefit pension plan	28,925	28,952
Loss on cash flow hedge	(3,435)	—

	$41,768	$63,645

  Derivative Instrument

        During the second quarter of 2011, the Company executed a contract to lock in the treasury rate related to the issuance of the $150,000 of principal amount of senior notes due in 2020. The contract, for a notional amount of $130,000, was executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

that same benchmark, this was deemed an effective hedge at inception. On June 8, 2011, this contract was settled with the Company paying approximately $3,568 to the counterparty. The Company recorded the $3,568 in accumulated other comprehensive income and is amortizing this loss to interest expense over the term of the debt.

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

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. This guidance will become effective for annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The Company will adopt this starting in fiscal 2012 and it is not expected to have a significant effect on its financial position, results of operations or cash flows.

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

        The Company's pro forma results of operations for the thirty-nine weeks ended September 25, 2010, assuming that the acquisition occurred at the beginning of fiscal 2010 was as follows:

Thirty-nine Weeks Ended September 25, 2010
Net sales	$1,569,210
Net earnings	64,512
Earnings per share—diluted	$2.49

        On June 24, 2011, the Company acquired the remaining 40% of Donhad Pty. Ltd. ("Donhad") that it did not own for $25,253. As this transaction was the acquisition of the remaining shares of a

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Acquisitions (Continued)

consolidated subsidiary with no change in control, it was recorded within shareholders' equity. On June 1, 2011, the Company acquired 60% of an irrigation monitoring services company for $1,539. This acquisition did not have and is not expected to have a significant effect on the Company's fiscal 2011 financial results.

3. Goodwill and Intangible Assets

        The Company's annual impairment testing of goodwill was performed and completed during the third quarter of 2011. As a result of that testing, it was determined that the goodwill on the Company's Condensed Consolidated Balance Sheet was not impaired. The Company continues to monitor changes in the global economy and its reporting units that could impact future operating results of its reporting units and related components.

  Amortized Intangible Assets

        The components of amortized intangible assets at September 24, 2011 and December 25, 2010 were as follows:

	As of September 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,651	$47,083	13 years
Proprietary Software & Database	2,609	2,609	6 years
Patents & Proprietary Technology	9,524	3,486	8 years
Non-compete Agreements	1,683	1,236	6 years

	$169,467	$54,414

	As of December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,664	$37,932	13 years
Proprietary Software & Database	2,609	2,568	6 years
Patents & Proprietary Technology	9,486	2,336	8 years
Non-compete Agreements	1,674	1,054	6 years

	$169,433	$43,890

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 24, 2011 and September 25, 2010, respectively was as follows:

Thirteen Weeks Ended September 24, 2011	Thirteen Weeks Ended September 25, 2010	Thirty-nine Weeks Ended September 24, 2011	Thirty-nine Weeks Ended September 25, 2010
$3,659	$3,521	$10,855	$8,295

Estimated Amortization Expense
2011	$14,373
2012	13,886
2013	12,992
2014	12,569
2015	11,730

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 24, 2011 and December 25, 2010 were as follows:

	September 24, 2011	December 25, 2010
Webforge	$16,563	$16,478
Newmark	11,111	11,111
Ingal EPS/Ingal Civil Products	8,794	8,795
Donhad	6,634	6,635
PiRod	4,750	4,750
Industrial Galvanizers	4,628	4,632
Other	7,413	7,591

	$59,893	$59,992

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2011. The values of the trade names were determined using the relief-from-royalty method. The Company has not completed its evaluation of trade names as of the end of the third quarter of 2011, as it is considering its future use of certain trade names. This evaluation is planned to be completed during the fourth quarter of 2011.

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

  Goodwill

        The carrying amount of goodwill as of September 24, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847
Acquisition	—	—	—	939	—	939
Foreign currency translation	(478)	—	129	(155)	(142)	(646)

Balance September 24, 2011	$151,584	$77,141	$64,997	$2,848	$18,570	$315,140

4. Cash Flows

        The Company considers all highly liquid temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended were as follows:

	September 24, 2011	September 25, 2010
Interest	$17,597	$10,258
Income taxes	46,605	25,543

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Earnings Per Share

        The following table reconciles Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 24, 2011:
Net earnings attributable to Valmont Industries, Inc.	$42,141	—	$42,141
Shares outstanding	26,351	228	26,579
Per share amount	$1.60	(.01)	$1.59
Thirteen weeks ended September 25, 2010:
Net earnings attributable to Valmont Industries, Inc.	$25,935	—	$25,935
Shares outstanding	26,133	271	26,404
Per share amount	$0.99	(.01)	$0.98
Thirty-nine weeks ended September 24, 2011:
Net earnings attributable to Valmont Industries, Inc.	$113,577	—	$113,577
Shares outstanding	26,318	249	26,567
Per share amount	$4.32	(.04)	$4.28
Thirty-nine weeks ended September 25, 2010:
Net earnings attributable to Valmont Industries, Inc.	$59,513	—	$59,513
Shares outstanding	26,084	336	26,420
Per share amount	$2.28	(.03)	$2.25

        At September 24, 2011 there were 218,007 shares of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2011. At September 24, 2010 there were 403,867 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2010.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt

	September 24, 2011	December 25, 2010
6.625% Senior Unsecured Notes(a)	$450,000	$300,000
Unamortized premium on senior unsecured notes(a)	14,437	—
6.875% Senior Subordinated Notes(b)	—	150,000
Revolving credit agreement(c)	20,000	8,000
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	2,074	2,334

Total long-term debt	495,011	468,834
Less current installments of long-term debt	236	238

Long-term debt, excluding current installments	$494,775	$468,596

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $14,437 at September 24, 2011. $300,000 principal amount of the notes were issued in April 2010 and $150,000 principal amount of the notes were issued in June 2011. The notes bear interest at 6.625% per annum and are due in April 2020. The premium will be amortized against interest expense as interest payments are made over the term of the notes. These notes may be repurchased at specified prepayment premiums. These notes and the senior subordinated notes are guaranteed by certain subsidiaries of the Company.

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

(ii)
the higher of

  •
  The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

  •
  LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At September 24, 2011, the Company had $20,000 in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 2.94%, not including facility fees. The

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Long-term Debt (Continued)

  revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At September 24, 2011, the Company had the ability to borrow an additional $240,869 under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at September 24, 2011 and December 25, 2010 were 0.31% and 0.50%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at September 24, 2011.

        The minimum aggregate maturities of long-term debt for each of the four years following 2011 are: $291, $20,256, $262 and $275.

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

        Fiscal 2010 figures have been reclassified to conform to the fiscal 2011 segment presentation.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Sales:
Engineered Infrastructure Products segment:
Lighting & Traffic	$157,273	$139,387	$420,122	$344,873
Communication Structures	28,612	26,803	77,332	73,946
Access Systems	36,358	31,411	100,136	49,140

Engineered Infrastructure Products segment	222,243	197,601	597,590	467,959
Utility Support Structures segment
Steel	140,926	106,943	374,045	307,850
Concrete	18,889	15,298	47,977	42,457

Utility Support Structures segment	159,815	122,241	422,022	350,307
Coatings segment	80,806	75,665	238,417	158,036
Irrigation segment	150,618	88,255	485,367	309,053
Other	88,870	61,328	246,977	131,613

Total	702,352	545,090	1,990,373	1,416,968
Intersegment Sales:
Engineered Infrastructure Products segment	6,611	2,936	18,035	4,712
Utility Support Structures segment	4,480	1,465	6,739	2,100
Coatings segment	11,852	9,204	34,283	21,721
Irrigation segment	—	1	8	7
Other	7,217	3,653	22,558	11,636

Total	30,160	17,259	81,623	40,176
Net Sales:
Engineered Infrastructure Products segment	215,632	194,665	579,555	463,247
Utility Support Structures segment	155,335	120,776	415,283	348,207
Coatings segment	68,954	66,161	204,134	136,315
Irrigation segment	150,618	88,254	485,359	309,046
Other	81,653	57,975	224,419	119,977

Total	$672,192	$527,831	$1,908,750	$1,376,792

Operating Income:
Engineered Infrastructure Products segment	$17,189	$17,169	$30,907	$31,862
Utility Support Structures segment	14,731	9,740	41,214	36,988
Coatings segment	14,238	13,577	39,600	27,993
Irrigation segment	23,765	10,590	80,623	42,584
Other	12,607	7,124	32,901	20,096
Net corporate expense	(10,497)	(11,057)	(39,292)	(43,429)

Total	$72,033	$47,143	$185,953	$116,094

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

        Condensed consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirteen Weeks Ended September 24, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$277,350	$98,619	$352,928	$(56,705)	$672,192
Cost of sales	205,787	83,008	272,671	(56,664)	504,802

Gross profit	71,563	15,611	80,257	(41)	167,390
Selling, general and administrative expenses	37,169	11,212	46,976	—	95,357

Operating income	34,394	4,399	33,281	(41)	72,033

Other income (expense):
Interest expense	(7,562)	—	(109)	—	(7,671)
Interest income	9	204	2,928	—	3,141
Other	(1,297)	12	(385)	—	(1,670)

	(8,850)	216	2,434	—	(6,200)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	25,544	4,615	35,715	(41)	65,833

Income tax expense (benefit):
Current	12,153	(724)	13,690	—	25,119
Deferred	(1,397)	2,710	(2,659)	—	(1,346)

	10,756	1,986	11,031	—	23,773

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	14,788	2,629	24,684	(41)	42,060
Equity in earnings/(losses) of nonconsolidated subsidiaries	27,353	14,705	2,127	(41,831)	2,354

Net Earnings	42,141	17,334	26,811	(41,872)	44,414
Less: Earnings attributable to noncontrolling interests	—	—	(2,273)	—	(2,273)

Net Earnings attributable to Valmont Industries, Inc.	$42,141	$17,334	$24,538	$(41,872)	$42,141

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Thirty-nine Weeks Ended September 24, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$842,493	$259,733	$947,843	$(141,319)	$1,908,750
Cost of sales	627,802	209,827	740,621	(141,365)	1,436,885

Gross profit	214,691	49,906	207,222	46	471,865
Selling, general and administrative expenses	115,422	33,473	137,017	—	285,912

Operating income	99,269	16,433	70,205	46	185,953

Other income (expense):
Interest expense	(26,417)	—	(298)	—	(26,715)
Interest income	43	204	6,672	—	6,919
Other	(1,105)	42	287	—	(776)

	(27,479)	246	6,661	—	(20,572)

Earnings before income taxes and equity in earnings/(losses) of nonconsolidated subsidiaries	71,790	16,679	76,866	46	165,381

Income tax expense (benefit):
Current	31,505	4,552	26,099	—	62,156
Deferred	(5,307)	1,742	(7,979)	—	(11,544)

	26,198	6,294	18,120	—	50,612

Earnings before equity in earnings/(losses) of nonconsolidated subsidiaries	45,592	10,385	58,746	46	114,769
Equity in earnings/(losses) of nonconsolidated subsidiaries	67,985	35,042	4,247	(102,765)	4,509

Net Earnings	113,577	45,427	62,993	(102,719)	119,278
Less: Earnings attributable to noncontrolling interests	—	—	(5,701)	—	(5,701)

Net Earnings attributable to Valmont Industries, Inc.	$113,577	$45,427	$57,292	$(102,719)	$113,577

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 24, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,593	$18,520	$292,795	$—	$336,908
Receivables, net	116,840	50,984	281,607	—	449,431
Inventories	107,916	64,013	205,596	—	377,525
Prepaid expenses	5,231	1,245	22,356	—	28,832
Refundable and deferred income taxes	16,567	4,484	14,165	—	35,216

Total current assets	272,147	139,246	816,519	—	1,227,912

Property, plant and equipment, at cost	419,978	105,995	363,884	—	889,857
Less accumulated depreciation and amortization	280,599	54,004	118,115	—	452,718

Net property, plant and equipment	139,379	51,991	245,769	—	437,139

Goodwill	20,108	107,542	187,490	—	315,140
Other intangible assets	701	63,865	110,380	—	174,946
Investment in subsidiaries and intercompany accounts	1,231,763	594,194	(27,206)	(1,798,751)	—
Other assets	28,334	—	25,706	—	54,040

Total assets	$1,692,432	$956,838	$1,358,658	$(1,798,751)	$2,209,177

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$49	$—	$236
Notes payable to banks	—	—	11,022	—	11,022
Accounts payable	66,997	21,704	133,208	—	221,909
Accrued employee compensation and benefits	37,712	6,288	31,392	—	75,392
Accrued expenses	33,555	5,665	43,624	—	82,844
Dividends payable	4,760	—	—	—	4,760

Total current liabilities	143,211	33,657	219,295	—	396,163

Deferred income taxes	15,886	28,634	41,011	—	85,531
Long-term debt, excluding current installments	493,762	—	1,013	—	494,775
Defined benefit pension liability	—	—	96,990	—	96,990
Deferred compensation	23,002	—	6,399	—	29,401
Other noncurrent liabilities	5,148	—	37,920	—	43,068
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	2,582	(460,532)	27,900
Additional paid-in capital		181,542	156,188	(337,730)	—
Retained earnings	966,872	255,055	703,666	(958,721)	966,872
Accumulated other comprehensive income (loss)	41,768	—	41,768	(41,768)	41,768
Treasury stock	(25,117)	—	—	—	(25,117)

Total Valmont Industries, Inc. shareholders' equity	1,011,423	894,547	904,204	(1,798,751)	1,011,423

Noncontrolling interest in consolidated subsidiaries	—	—	51,826	—	51,826

Total shareholders' equity	1,011,423	894,547	956,030	(1,798,751)	1,063,249

Total liabilities and shareholders' equity	$1,692,432	$956,838	$1,358,658	$(1,798,751)	$2,209,177

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 24, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$113,577	$45,427	$62,993	$(102,719)	$119,278
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	15,758	9,416	28,019	—	53,193
Stock-based compensation	3,962	—	—	—	3,962
Defined benefit pension plan expense	—	—	4,544	—	4,544
Contribution to defined benefit pension plan	—	—	(11,754)	—	(11,754)
Loss (gain) on sale of assets	3	(56)	(242)	—	(295)
Equity in earnings of nonconsolidated subsidiaries	(261)	—	(4,248)	—	(4,509)
Deferred income taxes	(5,307)	1,742	(7,979)	—	(11,544)
Changes in assets and liabilities:
Receivables	(10,659)	(320)	(30,627)	—	(41,606)
Inventories	(44,029)	(31,983)	(23,547)	—	(99,559)
Prepaid expenses	(1,753)	(325)	(3,300)	—	(5,378)
Accounts payable	9,850	6,450	17,482	—	33,782
Accrued expenses	17,225	3,805	(9,546)	—	11,484
Other noncurrent liabilities	1,202	—	(5,694)	—	(4,492)
Income taxes payable/refundable	14,814	—	2,195	—	17,009

Net cash flows from operations	114,382	34,156	18,296	(102,719)	64,115

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,133)	(9,358)	(26,875)	—	(46,366)
Proceeds from sale of assets	34	73	2,796	—	2,903
Acquisitions, net of cash acquired	—	—	(1,539)	—	(1,539)
Dividends from nonconsolidated subsidiaries	590	—	—	—	590
Other, net	(92,449)	(24,700)	15,223	102,719	793

Net cash flows from investing activities	(101,958)	(33,985)	(10,395)	102,719	(43,619)

Cash flows from financing activities:
Net borrowings (repayments) under short-term agreements	—	—	2,152	—	2,152
Proceeds from long-term borrowings	213,832	—	—	—	213,832
Principal payments on long-term obligations	(187,186)	—	(48)	—	(187,234)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Settlement of financial derivative	(3,568)	—	—	—	(3,568)
Dividends paid	(13,467)	—	—	—	(13,467)
Intercompany dividends	—	17,730	(17,730)	—	—
Dividends to noncontrolling interests	—	—	(4,958)	—	(4,958)
Debt issue fees	(1,284)	—	—	—	(1,284)
Proceeds from exercises under stock plans	18,659	—	—	—	18,659
Excess tax benefits from stock option exercises	2,799	—	—	—	2,799
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(19,829)	—	—	—	(19,829)

Net cash flows from financing activities	5,154	17,730	(45,837)	—	(22,953)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,539)	—	(7,539)

Net change in cash and cash equivalents	17,578	17,901	(45,475)	—	(9,996)
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$25,593	$18,520	$292,795	$—	$336,908

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 25, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$59,513	$21,687	$37,598	$(55,294)	$63,504
Adjustments to reconcile net earnings to net cash flow from operations:
Depreciation	14,984	9,564	17,281	—	41,829
Stock-based compensation	4,712	—	—	—	4,712
Loss on sale of assets	23	4	1,486	—	1,513
Equity in earnings of nonconsolidated subsidiaries	(604)	—	(1,383)	—	(1,987)
Deferred income taxes	(3,101)	(376)	(1,267)	—	(4,744)
Changes in assets and liabilities:
Receivables	(19,675)	1,177	(25,548)	—	(44,046)
Inventories	6,432	7,606	(9,648)	—	4,390
Prepaid expenses	(1,108)	(305)	2,476	—	1,063
Accounts payable	4,022	1,031	(27,727)	—	(22,674)
Accrued expenses	9,199	(9,803)	19,834	—	19,230
Other noncurrent liabilities	160	—	10,094	—	10,254
Income taxes payable/refundable	(2,601)	14,923	(27)	—	12,295

Net cash flows from operations	71,956	45,508	23,169	(55,294)	85,339

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,443)	(1,468)	(10,372)	—	(20,283)
Proceeds from sale of assets	21	7	11,062	—	11,090
Acquisitions, gross of cash acquired	—	(436,736)	(11,131)	—	(447,867)
Cash acquired through acquisitions	—	—	198,810	—	198,810
Dividends from nonconsolidated subsidiaries	100	—	9,506	—	9,606
Other, net	3,229	(51,750)	(4,711)	55,294	2,062

Net cash flows from investing activities	(5,093)	(489,947)	193,164	55,294	(246,582)

Cash flows from financing activities:
Net repayments under short-term agreements	—	(10)	2,559	—	2,549
Proceeds from long-term borrowings	491,000	—	—	—	491,000
Principal payments on long-term obligations	(168,181)	—	(90)	—	(168,271)
Debt issue costs	(3,858)	—	—	—	(3,858)
Activity under intercompany note	(443,702)	443,702	—	—	—
Dividends paid	(12,240)	—	—	—	(12,240)
Dividends to noncontrolling interests	—	—	(12,265)	—	(12,265)
Proceeds from exercises under stock plans	3,390	—	—	—	3,390
Excess tax benefits from stock option exercises	1,479	—	—	—	1,479
Purchase of treasury shares	(2,678)	—	1,800	—	(878)
Purchase of common treasury shares—stock plan exercises	(2,144)	—	—	—	(2,144)

Net cash flows from financing activities	(136,934)	443,692	(7,996)	—	298,762

Effect of exchange rate changes on cash and cash equivalents	—	—	4,845	—	4,845

Net change in cash and cash equivalents	(70,071)	(747)	213,182	—	142,364
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of period	$11,946	$919	$310,285	$—	$323,150

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

        We reclassified fiscal 2010 to conform to the fiscal 2011 segment presentation.

Results of Operations

  Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 24, 2011	September 25, 2010	% Incr. (Decr.)	September 24, 2011	September 25, 2010	% Incr. (Decr.)
Consolidated
Net sales	$672.2	$527.8	27.4%	$1,908.8	$1,376.8	38.6%
Gross profit	167.4	132.5	26.3%	471.9	361.9	30.4%
as a percent of sales	24.9%	25.1%		24.7%	26.3%
SG&A expense	95.4	85.4	11.7%	285.9	245.8	16.3%
as a percent of sales	14.2%	16.2%		15.0%	17.9%
Operating income	72.0	47.1	52.9%	186.0	116.1	60.2%
as a percent of sales	10.7%	8.9%		9.7%	8.4%
Net interest expense	4.5	6.8	(33.8)%	19.8	19.7	0.5%
Effective tax rate	36.1%	34.1%		30.6%	36.2%
Net earnings attributable to Valmont Industries, Inc.	$42.1	$25.9	62.5%	$113.6	$59.5	90.9%
Earnings per share attributable to Valmont Industries, Inc.—diluted	$1.59	$0.98	62.2%	$4.28	$2.25	90.2%
Engineered Infrastructure Products segment
Net sales	$215.6	$194.7	10.8%	$579.6	$463.3	25.1%
Gross profit	53.3	51.7	3.1%	135.9	122.9	10.6%
SG&A expense	36.1	34.5	4.6%	105.0	91.0	15.4%
Operating income	17.2	17.2	0.1%	30.9	31.9	(3.1)%
Utility Support Structures segment
Net sales	$155.3	$120.8	28.6%	$415.3	$348.2	19.3%
Gross profit	31.7	24.8	27.8%	91.5	83.4	9.7%
SG&A expense	17.0	15.0	13.3%	50.3	46.4	8.4%
Operating income	14.7	9.8	50.0%	41.2	37.0	11.4%
Coatings segment
Net sales	$69.0	$66.1	4.2%	$204.1	$136.3	49.7%
Gross profit	22.7	21.5	5.6%	65.1	44.7	45.6%
SG&A expense	8.4	7.9	6.3%	25.5	16.7	52.7%
Operating income	14.3	13.6	5.1%	39.6	28.0	41.4%
Irrigation segment
Net sales	$150.6	$88.2	70.7%	$485.4	$309.0	57.1%
Gross profit	42.4	23.7	78.9%	131.1	82.8	58.3%
SG&A expense	18.7	13.2	41.7%	50.5	40.3	25.3%
Operating income	23.7	10.5	125.7%	80.6	42.5	89.6%
Other
Net sales	$81.7	$58.0	40.7%	$224.4	$120.0	87.0%
Gross profit	17.3	12.5	38.4%	48.2	31.1	55.0%
SG&A expense	4.7	5.4	(13.0)%	15.3	11.0	39.1%
Operating income	12.6	7.1	77.5%	32.9	20.1	63.7%
Net Corporate expense
Gross profit	—	(1.7)	NM	0.1	(3.0)	NM
SG&A expense	10.4	9.4	10.6%	39.3	40.4	(2.7)%
Operating loss	(10.4)	(11.1)	(6.3)%	(39.2)	(43.4)	(9.7)%

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
  Coatings Segment—galvanizing operations in Australia, the U.S. and Asia; and

  •
  Other—manufacture of steel grinding media and electrolytic manganese dioxide

        The increases in sales and operating income by segment attributable to a full year effect of Delta in fiscal 2011, as compared with fiscal 2010, were as follows (in millions):

	Thirty-nine weeks ended September 24, 2011
	Net Sales	Operating Income
Engineered Infrastructure Products	$79.0	$4.8
Utility Support Structures	2.1	0.3
Coatings	61.9	8.2
Other	75.0	3.6
Net corporate expense	—	(4.4)

Total	$218.0	$12.5

  Overview

        On a consolidated basis, the increase in net sales in the third quarter and year-to-date fiscal 2011, as compared with 2010, were the result of improved sales in all reportable segments, part of which was the result of Delta's financial results being included in our consolidated financial statements for all of 2011.

        For the company as a whole, our 2011 third quarter and, without consideration of Delta sales, our year-to-date sales increases over 2010 were mainly due to increased unit sales volumes. On a reportable segment basis, the most significant unit sales volume increases were in the Irrigation and Utility Support Structures (Utility) segments. Sales prices overall were up modestly in the third quarter and year-to-date of fiscal 2011, as compared with 2010, mainly in response to rising steel prices. The increase in net sales in the third quarter and year-to-date fiscal 2011, as compared with 2010, due to currency translation effects were approximately $29 million and $54 million, respectively.

        The decrease in gross profit margin (gross profit as a percent of sales) for the third quarter and year-to-date fiscal 2011, as compared with 2010, was due to the following factors:

  •
  Raw material costs were higher in 2011 as compared with 2010. In particular, steel prices rose significantly in the first quarter of 2011 before moderating somewhat in the following two quarters. Average zinc costs also were higher in 2011 than in 2010. In the Utility and Irrigation segments, factory productivity due to higher volumes helped to offset the raw material inflationary impacts.

  •
  Competitive pricing environments in the Engineered Infrastructure Products (EIP), Utility and Irrigation segments despite higher raw material prices have pressured gross profit margins to some degree.

  •
  The results of our Australian operations were adversely impacted by heavy rains and flooding in the first quarter of 2011, which negatively affected sales volumes and factory utilization. While our operations themselves did not sustain material damage, the flooding disrupted our customers and suppliers which, in turn, adversely affected the results of our operations.

        Selling, general and administrative (SG&A) spending for the third quarter and year-to-date of fiscal 2011, as compared with 2010, increased due to the following factors:

  •
  Year-to-date expenses related to the Delta operations ($32.5 million), which was not included in our 2010 financial statements; and

  •
  Increased employee incentive accruals of $5.2 million and $10.5 million, respectively, due to improved operating results, and;

  •
  Increased compensation expenses of $2.5 million and $5.4 million, respectively, associated with increased employment levels and salary increases.

        These increases were somewhat offset by $12.9 million in lower acquisition and integration costs in the first three quarters of 2011, as compared with fiscal 2010, associated with the Delta acquisition.

        On a reportable segment basis, the Irrigation, Utility and Coatings segments reported improved operating income in the third quarter and year-to-date 2011, as compared with 2010. The EIP segment operating income in 2011 was comparable to fiscal 2010. Currency translation effects also contributed to the increase in third quarter and year-to-date operating income in fiscal 2011, as compared with 2010, of approximately $2.9 million and $5.6 million, respectively.

        The decrease in net interest expense in the third quarter of fiscal 2011, as compared with 2010, was mainly due to interest savings resulting from the refinancing of our senior subordinated debt in the second quarter of fiscal 2011 and increased interest income resulting from certain income tax refunds received in fiscal 2011. On a year-to-date basis, the increase in interest expense in fiscal 2011, as compared with 2010, was attributable to $2.8 million of expense incurred when we redeemed our senior subordinated debt and the full year effect (approximately $5.0 million) of interest expense associated with the $300 million in senior unsecured notes issued in April 2010, less $2.9 million of bank fees incurred in the first quarter of fiscal 2010 to provide the required bridge loan funding commitment for the Delta acquisition and the full impact of interest income from Delta's cash balances.

        The increase in "Other" expense in the third quarter and first three quarters of fiscal 2011, as compared with 2010, was mainly due to investment losses in the assets held in our deferred compensation plan ($1.5 million and $1.8 million, respectively). The decreases in the value of these assets were offset by corresponding decreases in our deferred compensation liabilities, which were reflected as decreases in net corporate expense. Accordingly, there was no effect on net earnings from these investment losses.

        Our effective income tax rate in third quarter of fiscal 2011 was higher than 2010, due to the reconciliation of our 2010 income tax returns and non-deductible currency losses incurred in our Mexican operation. On a year-to-date basis, the effective tax rate in fiscal 2011 was lower than 2010. This reduction was mainly due to the:

  •
  non-deductibility of a portion of the Delta acquisition expenses incurred in 2010 ($3.2 million);

  •
  income tax benefits associated with our 2011 acquisition of the remaining 40% of Donhad that we did not own ($4.1 million); and

  •
  net effect of certain income tax contingencies that were reduced due to expiration of statutes of limitation ($1.4 million).

        Aside from these events that are non-recurring in nature, we believe our year-to-date effective tax rate in fiscal 2011 and 2010 would have been approximately 32.0-33.0%.

        Our cash flows provided by operations were approximately $64.1 million in 2011, as compared with $85.3 million in 2010. While net earnings increased in 2011, as compared with 2010, higher levels of working capital to support increased business activity in the Utility and Irrigation segments in 2011 and contributions to the Delta Pension Plan of $11.8 million in 2011 were the main reasons for the lower operating cash flow in 2011, as compared with 2010.

  Engineered Infrastructure Products (EIP) segment

        The increases in net sales in the third quarter and the first three quarters of 2011 as compared with 2010 were mainly due to currency translation effects ($14.1 million and $27.0 million, respectively) and improved international sales volumes. Year-to-date sales in fiscal 2011 were higher than 2010 due to these factors and the full year effect of the Delta operations. Global lighting markets continue to experience weak demand, resulting in increased price competition, despite higher raw material prices. In the Lighting product line, 2011 North American sales in the third quarter and first three quarters of the year were down slightly as compared with 2010. Market conditions in North America continue to be weak, especially in the transportation market, where funding is through federal, state and local governments. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. Sales in other market channels helped to offset the lower transportation market sales in 2011, as compared with 2010. In Europe, sales were higher in the third quarter and first three quarters of 2011, as compared with 2010. However, sales pricing and product mix generally were unfavorable due to weak demand, as infrastructure spending in Europe has been affected by budget deficit control measures and public debt issues.

        Communication product line sales in third quarter and first three quarters of fiscal 2011 were comparable to 2010. North America sales were lower in the third quarter of 2011, as compared with 2010 while year-to-date 2011 sales were slightly higher than 2010. While market conditions are generally more favorable in 2011 as compared with 2010, we believe uncertainty surrounding the AT&T/T-Mobile merger has caused demand for communication structures and components to slow down in the third quarter of 2011. In China, sales of wireless communication structures were higher in the third quarter and first three quarters of 2011, as compared with 2010. In 2010, annual supply contracts with Chinese wireless carriers were settled later than in the past and 2011 was more in line with what we believe is a more normal demand pattern.

        Operating income for the segment was comparable in the third quarter and first three quarters of fiscal 2011, as compared with 2010. While operating income was enhanced by the addition of the Delta operations, the impact of rising raw material costs and very competitive pricing conditions in most of our markets hampered operating income for the segment. The impact of lower North America sales on operating profit was mitigated to an extent by factory operational improvements. The operating income effect of the increased sales associated with the Delta operations was relatively minor, as we experienced generally increased sales pricing competition, including that from outside Australia resulting from the stronger Australian dollar. Operating income in the third quarter and first three quarters of fiscal 2011, as compared with 2010, was enhanced by currency translation effects of $1.6 million and $2.8 million, respectively. The increase in SG&A expense in the first three quarters of fiscal 2011 was mainly due to the acquisition of the Delta operations ($14.3 million), offset to a degree by lower spending levels in North America and Asia.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increases in the third quarter and first three quarters of fiscal 2011, as compared with 2010, were due to improved unit sales volumes in the U.S., offset to a degree by lower sales volumes in international markets. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid over a relatively slow 2010. The sales pricing environment is slowly improving but continues to be very competitive. Our sales in 2011 were somewhat reflective of market conditions in 2010 when certain utility structures projects were awarded at relatively low prices. In international markets, the sales decrease was mainly due to lower project sales into emerging markets and lower sales volumes in China, offset to a degree by improved sales volumes in Australia.

        Operating income in fiscal 2011, as compared with 2010, increased due to the substantial increase in North America sales volume and associated operational leverage. Gross profit margins were negatively affected by the competitive pricing environment in North America and higher raw material costs, offset to an extent by productivity gains due to increased production volumes. The increase in SG&A expense for the segment in fiscal 2011 was higher than in 2010, mainly due to increased employee incentives associated with the increase in operating income.

  Coatings segment

        Net sales in the Coatings segment increased in the third quarter of fiscal 2011, as compared with 2010, mainly due to currency translation effects. On a year-to-date basis, the sales increase resulted from the effect of the galvanizing operations acquired in the Delta transaction, currency translation effects (approximately $7.5 million) and stronger unit sales demand in our operations.

        The increase in segment operating income in the third quarter of fiscal 2011, as compared with 2010, was mainly due to the effects of currency translation. Higher average zinc costs in 2011, as compared with 2010, were largely recovered through sales price increases and productivity improvements. On a year-to-date basis, the increase in operating income also was due to the effect of the acquired Delta businesses, improved sales volume and currency translation effects (approximately $0.8 million). SG&A expenses for the segment in the third quarter and first three quarters of 2011 were higher than the comparable periods in 2010, mainly due to the effect of the Delta businesses.

        In 2011, a fire occurred at one of our galvanizing facilities in Australia. A property damage and business interruption claim was filed with our insurance carrier and settlement of the claim is ongoing. We are making the necessary capital expenditures to restore the facility and plan for operations to commence in the fourth quarter of 2011. We believe that the insurance claim proceeds will exceed the net book value of the assets damaged. The financial effect of this event will be reflected in our financial statements when the insurance claim is settled.

  Irrigation segment

        Irrigation segment net sales in the third quarter and first three quarters of fiscal 2011 substantially improved over 2010, mainly due to stronger sales volumes in both North American and international markets. In global markets, the sales growth was due to a very strong agricultural economy. Farm commodity prices are generally favorable and net farm income is projected to be strong in 2011. In addition, weather conditions in North America in 2011 were generally drier than 2010, further enhancing demand for irrigation machines and related service parts. In international markets, the sales improvement in fiscal 2011, as compared with 2010, was realized in most markets, particularly in Asia Pacific and South America.

        Operating income for the segment improved in 2011 over 2010, due to improved sales unit volumes in North America and the associated operational leverage. Rising raw material prices resulted in $2.4 million in increased LIFO expense in the first three quarters of 2011, as compared with 2010, which negatively affected gross profit margins. SG&A expenses increased mainly due to employee compensation costs to support the increase in sales activity and future initiatives ($1.3 million and $3.7 million, respectively) and increased employee incentives due to improved operating performance in 2011 ($1.7 million and $2.7 million, respectively).

  Other

        This unit includes the Delta grinding media and electrolytic manganese operations and our industrial tubing and fasteners operations. The increase in sales in the third quarter of 2011, as compared with 2010, was mainly due improved sales volumes in all of these operations and currency translation effects (approximately $5.6 million). Third quarter operating income improved due to improved operating results in the manganese dioxide and tubing operations and currency translation (approximately $0.8 million). On a year-to-date basis, the full year affect of the Delta operations and currency translation effects (approximately $9.1 million in sales and $1.4 million in operating income) also contributed to the sales increase and operating income increase.

  Net corporate expense

        Net corporate expense in the third quarter of 2011 was comparable to 2010. Expense increases included increased incentive expense associated with improved profitability in 2011 ($2.7 million), offset by lower deferred compensation expenses of $1.5 million, and favorable experience in health insurance expenses ($0.8 million).

        On a year-to-date basis, the decrease in net corporate expense was due to Delta acquisition and integration costs that were incurred in 2010 ($12.9 million) but not 2011 and lower deferred compensation expense ($1.8 million). These decreases were offset somewhat by the full year effect of Delta's administration costs ($5.2 million) and higher employee incentive expense associated with improved profitability in 2011 as compared with 2010 ($5.9 million).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $831.7 million at September 24, 2011, as compared with $747.3 million at December 25, 2010. The increase in net working capital in 2011 mainly resulted from increased inventories to support the increase in sales, especially in the Irrigation and Utility Support Structures segments. Operating cash flow was $64.1 million in fiscal 2011, as compared with $85.3 million for the same period in 2010. The decrease in operating cash flow in 2011 mainly was the result of the increase in working capital as compared with 2010 and the annual contribution we made to the Delta Pension Plan of $11.8 million in fiscal 2011. In fiscal 2010, this contribution was made before we acquired Delta.

        Investing Cash Flows—Capital spending in the fiscal 2011 was $46.4 million, as compared with $20.3 million in 2010. The most significant capital spending projects in 2011 included our new plant in India ($7.0 million), certain capacity expansions in the Utility segment ($4.7 million) and our Australian galvanizing operations ($3.9 million). We expect our capital spending for the 2011 fiscal year to be approximately $70 to $75 million. Investing cash flows for fiscal 2010 included $436.7 million of cash (less $198.8 million of cash acquired) for the Delta acquisition and an aggregate of $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased from $477.7 million at December 25, 2010 to $506.0 million as of September 24, 2011. The increase in borrowings in 2011 was a seasonal increase in borrowings due to the increase in working capital in the U.S. In the second quarter of fiscal 2011, we redeemed all of our $150 million of senior subordinated notes that were due in May 2014 with the proceeds from the sale of $150 million principal amount of senior unsecured notes. The senior unsecured notes became part of a series of senior unsecured notes previously issued in April 2010. The senior unsecured notes were issued at a premium of $14.8 million in excess of the principal amount. We refinanced the senior subordinated notes to take advantage of a favorable interest-rate environment and to extend our long-term debt maturities. Financing cash flows in 2011 included approximately $25.3 million to acquire the remaining 40% of the shares of Donhad Pty. Ltd. (a manufacturer of steel grinding media serving the Australian mining industry).

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 24, 2011, our long-term debt to invested capital ratio was 27.1%, as compared with 26.7% at December 25, 2010. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2011.

        Our debt financing at September 24, 2011 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $51.7 million, $45.2 million of which was unused at September 24, 2011. Our long-term debt principally consists of:

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

        At September 24, 2011, we had $20.0 million in outstanding borrowings under the revolving credit agreement, at an annual interest rate of 2.94%, not including facility fees. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 24, 2011, we had the ability to borrow an additional $240.9 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are that interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters and that our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period. At September 24, 2011, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at September 24, 2011 were as follows:

Interest-bearing debt	506,033
EBITDA—last 12 months	324,966
Leverage ratio	1.56
EBITDA—last 12 months	324,966
Interest expense—last 12 months	34,784
Interest earned ratio	9.34

        The calculation of EBITDA—last 12 months (September 25, 2010—September 24, 2011) is as follows:

Net cash flows from operating activities	$130,996
Interest expense	34,784
Income tax expense	70,712
Deferred income tax benefit	1,783
Noncontrolling interest	(7,744)
Equity in earnings/(losses) in nonconsolidated subsidiaries	4,961
Stock-based compensation	(6,404)
Pension plan expense	(10,418)
Contribution to pension plan	11,754
Payment of deferred compensation	393
Changes in assets and liabilities, net of acquisitions	95,544
Other	(1,395)

EBITDA	$324,966

Net earnings attributable to Valmont Industries, Inc.	$148,443
Interest expense	34,784
Income tax expense	70,712
Depreciation and amortization expense	71,027

EBITDA	$324,966

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

Financial Obligations and Financial Commitments

        Other than our additional borrowings under our senior unsecured notes related to the redemption of our senior subordinated notes and revolving credit agreement related to the Delta acquisition, there have been no material changes to our financial obligations and financial commitments as described beginning on page 35 in our Form 10-K for the year ended December 25, 2010. We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at September 24, 2011 were as follows (in millions of dollars):

Contractual Obligations	Total	2011	2012–2013	2014–2015	After 2015
Long-term debt	$495.0	$—	$20.5	$0.5	$474.0
Interest	270.0	15.1	60.2	59.8	134.9
Delta pension plan contributions	78.8	—	22.5	22.5	33.8
Operating leases	115.7	12.1	32.4	22.7	48.5
Unconditional purchase commitments	35.4	35.4	—	—	—

Total contractual cash obligations	$994.9	$62.6	$135.6	$105.5	$691.2

        Long-term debt mainly consisted of $450.0 million principal amount of senior unsecured notes. At September 24, 2011, we had $20.0 million of outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.6 million at September 24, 2011. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees, which are re-negotiated in conjunction with a triennial valuation. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2011, and certain capital investments planned for 2011. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At September 24, 2011, we had approximately $50.0 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 36 in our Form 10-K for the fiscal year ended December 25, 2010 during the fiscal quarter and year-to-date periods ended September 24, 2011.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 37–41 on our Form 10-K for the fiscal year ended December 25, 2010 during the fiscal quarter and year-to-date periods ended September 24, 2011.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 24, 2011. For additional information, refer to the section "Risk Management" beginning on page 36 in our Form 10-K for the fiscal year ended December 25, 2010.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 26, 2011 to July 23, 2011	13,030	$106.38	—	—
July 24, 2011 to August 27, 2011	—	—	—	—
August 28, 2011 to September 24, 2011	—	—	—	—

Total	13,030	$106.38	—	—

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
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 26th day of October, 2011.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).