Form 10-K
period 2011-12-31
VALMONT INDUSTRIES INC
filed 2012-02-28
CIK 102729

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At February 17, 2012 there were 26,486,633 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 25, 2011 was $2,375,190,227.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 24, 2012 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 31, 2011, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel and aluminum pole, tower and other structures in our Engineered Infrastructure Products (EIP) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings segment. Our products sold through the EIP segment include outdoor lighting and traffic control structures, wireless communication structures and components and roadway safety and industrial access systems. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2011, approximately 44% our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products.    Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistently high quality. For example, in recent years, our Utility segment increased its sales through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers' requirements, especially on large, complex projects. Our acquisition of Delta plc in May 2010 was in part intended to improve our market presence and penetration in the Australian lighting, communication and utility structures markets and the U.S. industrial galvanizing markets.

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our type of product. In recent years, our Utility business successfully expanded into new markets in Africa and we have also expanded our geographic presence in Europe and North Africa for lighting structures. We have also been successful introducing our pole products to utility and wireless communication applications where customers have traditionally purchased lattice tower products. Our strategy of building a manufacturing presence in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication to the Chinese market. During 2011 we established manufacturing operations in India to provide pole structures for lighting, utility and wireless communications to the Indian market as well as galvanizing services. Our Irrigation segment has a long history of developing new mechanized irrigation markets in emerging markets. In recent years, these markets include China, the Middle East and Eastern Europe.

        Developing New Products for Markets that We Currently Serve.    Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users. For example, in recent years we developed and sold structures for tramway applications in Europe. The customers for this product line include many of the state and local governments that purchase our lighting structures. Another example is the development and expansion of decorative product concepts for lighting applications that have been introduced to our existing customer base.

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

  •
  Acquisition of the assets of a hot-dipped galvanizing operation located near Louisville, Kentucky

  •
  Acquisition of Stainton Metals, a steel lighting structure manufacturer located in England

        2010

  •
  Acquisition of Delta plc, a publicly-traded company headquartered in the United Kingdom that manufactures and distributes steel engineered products, provides galvanizing services and manufactures steel forged grinding media and electrolytic manganese dioxide

        2011

  •
  Acquisition of the remaining 40% not previously owned of Donhad Pty. Ltd., a forged steel grinding media manufacturer located in Australia

  •
  Acquisition of an irrigation monitoring services company located in Brazil

        There have been no significant divestitures of businesses in the past five years. In 2011, we exited our structures joint venture in Turkey and ceased our structures sales and distribution operation in Italy. The impact of these events on our financial statements was not material.

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

        Amounts of sales, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 17 of our consolidated financial statements.

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

        We also produce access systems, which includes the manufacture and distribution of a broad range of structures and components used in the erection of infrastructure, industrial and commercial access systems, including floor gratings, handrails, barriers and sunscreens.

        Markets—The key markets for our lighting, traffic and roadway safety products are the transportation and commercial lighting markets and public roadway building and improvement. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current highway program is now expired and operating under extensions issued by Congress and we do not expect that the next multi-year highway spending program will be enacted until at least 2013. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments. The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro economic factors such as general economic growth rates, interest rates and the commercial construction economy.

        The main markets for our communication products have been the wireless telephone carriers and build-to-suit companies (organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure). We also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security applications. We believe long-term growth should mainly be driven by increased usage, technologies such as 4G (including applications for smart phones, such as streaming video and internet) and demand for improved emergency response systems, as part of the U.S. Homeland Security initiatives. Subscriber growth should continue to increase, although at a lower rate than in the past. In general, as the number of subscribers and usage of wireless communication devices increase, we believe this will result in demand for communication structures and components.

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

        Competition—Our competitive strategy in all of the markets we serve is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service, timely, complete and accurate delivery of the product and design capability to provide the best solutions to our customers. There are numerous competitors in our markets, most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery and unique product features. Pricing can be very competitive, especially when demand is weak or when strong local currencies typically result in increased competition from imported products.

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

  Utility Support Structures Segment

        Products Produced—We manufacture steel and concrete pole structures for electrical transmission, substation and distribution applications. Our products help move electrical power from where it is produced to where it is used. We produce tapered steel and pre-stressed concrete poles for high-voltage transmission lines, substations (which transfer high-voltage electricity to low-voltage transmission) and electrical distribution (which carry electricity from the substation to the end-user). In addition, we produce hybrid structures, which are structures with a concrete base section and steel upper sections. Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design.

        Markets—Our sales in this segment are mainly in North America, where the key drivers in the utility business are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, interconnection of regional grids to share more efficient generation to the benefit of the consumer and increased electrical consumption which has outpaced the transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to the compelling industry drivers and lack of investment over the past 25 years. The expected increase in electrical consumption around the world should also require substantial investment in new electricity generation capacity which will prompt further international growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user.

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

  Coatings Segment

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

        Competition—The Coatings markets are very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality, timely service.

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

  Irrigation Segment

        Products Produced—We manufacture and distribute mechanical irrigation equipment and related service parts under the "Valley" brand name. A Valley irrigation machine usually is powered by electricity and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a "center pivot") rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a "corner" machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a "linear" machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. We also offer growers options to control multiple irrigation machines through centralized computer control or mobile remote control. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.

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

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 200 dealers in North America, with another approximately 150 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the Middle East as well as the home office in Valley, Nebraska.

General

        Certain information generally applicable to each of our four reportable segments is set forth below.

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, zinc producers and steel service centers and are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In the past several years, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.

  Patents, Licenses, Franchises and Concessions.

        We have a number of patents for our manufacturing machinery, poles and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent would have a material adverse effect on our financial condition, results of operations or liquidity.

  Seasonal Factors in Business.

        Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment and tubing to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher summer and fall and lower in the winter.

  Customers.

        We are not dependent for a material part of any segment's business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations or liquidity.

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was $703.0 million at the end of the 2011 fiscal year and $411.0 million at the end of the 2010 fiscal year. We anticipate that most of the backlog of orders will be filled during fiscal year 2012. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	December 31, 2011	December 25, 2010
Engineered Infrastructure Products	$207.5	$167.5
Utility Support Structures	382.6	168.3
Irrigation	97.5	57.7
Other	15.4	17.5

	$703.0	$411.0

  Research Activities.

        The information called for by this item is included in Note 1 of our consolidated financial statements.

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

  Number of Employees.

        At December 31, 2011, we had 9,476 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements beginning on page 76 of this report. While Australia and China accounted for approximately 18% and 6%, respectively, of our net sales in 2011, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 17 include sales to outside customers.

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

        Rising steel prices in 2010 and 2011 put pressure on gross profit margins, especially in our Engineered Infrastructure Products and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses. We believe the volatility over the past several years was due to significant increases in global steel production and consumption (especially in rapidly growing economies, such as China and India). The strong global demand for steel led to rapidly rising costs in key steel-making materials (such as coke, iron ore and scrap steel), thereby raising prices to companies that manufacture products from steel. Under such circumstances, steel supplies may become tighter and impact our ability to acquire steel and meet customer requirements on a timely basis. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases and result in reduced operating margins, particularly in our lighting and traffic and utility businesses.

Increases in energy prices will increase our operating costs and likely reduce our profitability.

        We use energy to manufacture and transport our products. Our costs of transportation and heating will increase if energy costs rise, which may occur due to additional energy usage caused by severe winter weather conditions and higher oil, gasoline and natural gas prices. Our galvanizing operations are susceptible to fluctuations in natural gas prices because we heat our processing tanks with natural gas. During periods of higher energy costs, we may not be able to recover our increased operating costs through sales price increases without reducing demand for our products. While we hedge a portion of our exposure to higher prices via energy futures contracts, increases in energy prices will increase our operating costs and likely reduce our profitability.

Current negative economic conditions could adversely affect our results

        The continuing uncertainties and softness in major economies (such as the European Union nations) and an apprehension among consumers may negatively impact the markets we serve in all of our operating segments. Additionally, unlike the cyclical downturns discussed below which may impact only one of our markets at a time, the current negative economic conditions may affect most or all of the markets we serve at the same time, reducing demand for our products and adversely affecting our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure raw materials and components to meet our customers' demand for our products.

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $500 million in 2011. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. In 2009, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers' buying decisions. Farm income can also decrease as farmers' operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. However, as the farm economy is cyclical, positive trends in these factors may results in stronger sales of irrigation and tubing sales. In 2011, favorable farm commodity prices and strong net farm income contributed to record demand for mechanized irrigation equipment sales.

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

        As a result of the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

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

        We manufacture and distribute engineered infrastructure products for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction-related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is impacted by and can decline because of, among other things:

  •
  weakness in the general economy, which may negatively affect tax revenues, resulting in reduced funds available for construction;

  •
  interest rate increases, which increase the cost of construction financing; and

  •
  adverse weather conditions which slow construction activity.

        The current economic uncertainty and slowness in the United States and Europe will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential and commercial areas. As residential and commercial construction remains weak, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in the event of an overall downturn in the economies in Europe or China, we may experience decreased demand if our customers have difficulty securing credit for their purchases from us.

        In addition, sales in our Engineered Infrastructure Products segment, particularly our lighting and traffic products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the U.S. federal highway program. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. For instance, the lack of long-term U.S. federal highway spending legislation has had a negative impact on our sales in this market. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.

We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 31, 2011, we operated over 90 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2011, approximately 44% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        We sell our products in many countries around the world. Approximately 44% of our fiscal 2011 sales were generated by export demand or foreign markets and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets. We experienced increased pricing competition in our access systems product line in Australia in 2011, due in part to the strong Australian dollar and resulting competition from companies outside of Australia.

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

        Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations. In addition, from time to time we have been named as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites that are not provided for in our financial statements, including third-party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability beyond amounts provided for in our financial statements.

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

        Any future acquisitions may present significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of the Delta businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

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

        As of December 31, 2011, we had approximately $486 million of total indebtedness outstanding and our ratio of total interest-bearing debt to shareholders' equity was 41%. We had $261 million of additional borrowing capacity under our revolving credit facility at December 31, 2011. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

        Delta is the sponsor of a defined benefit pension plan that, as of December 31, 2011, covered approximately 7,000 members in the United Kingdom. All of these members are inactive or retired former Delta employees. At December 31, 2011, this plan was, for accounting purposes, underfunded by approximately £44.1 million ($68.0 million). Although this underfunded position and the current agreement with the trustees of the pension plan for annual funding until March 31, 2018 of approximately £6.3 million ($9.7 million) in respect of the funding shortfall and approximately £1.0 million ($1.5 million) in respect of administrative expenses were considered in determining the offer price for Delta shares, the underfunded position may adversely affect the combined company as follows:

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

  •
  The pension plan is regulated in the United Kingdom and trustees represent the interests of covered workers. Laws and regulations could create an immediate funding obligation to the pension plan which could be significantly greater than the £44.1 million ($68.0 million) assumed for accounting purposes as of December 31, 2011 and calculated by reference to the cost of buying out liabilities on the insurance market, and could impact the ability to use Delta's existing cash or the combined company's future excess cash to grow the business or finance other obligations. The use of Delta's cash and future cash flows beyond the operation of Delta's business or the satisfaction of Delta's obligations would require negotiations with the trustees and regulators.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2016. The headquarters of the Company's reportable segments are located in Valley, Nebraska except for the headquarters of the Company's Utility Support Structures segment, which is located in Birmingham, Alabama. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expand capacities where needed. Our principal operating locations by reportable segment are listed below.

        Engineered Infrastructure Products segment North America manufacturing locations are in Nebraska, Texas, Indiana, Minnesota, Oregon, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California and Georgia. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, both of which are owned facilities. Access systems manufacturing locations are located in Australia, Indonesia, the Philippines, Thailand, Malaysia and China.

        Utility Support Structures segment North America manufacturing locations are in Alabama, Georgia, Florida, California, Texas, Oklahoma, Pennsylvania, Tennessee, Kansas and Mexico. The largest of these operations are in Tulsa, Oklahoma and Mansfield and Bellville, Texas. The Tulsa and Bellville facilities are owned and the Mansfield facility is leased. Principal international manufacturing locations are in China and France.

        Coatings segment North America operations are located in Nebraska, Illinois, California, Minnesota, Kansas, Iowa, Indiana, Oregon, Utah, Oklahoma, Virginia, Alabama, Florida and South Carolina. International operations are located in Australia, Malaysia and India.

        Irrigation segment North America manufacturing operations are located in Valley and McCook, Nebraska. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil, Nigel, South Africa, Jebel Ali, United Arab Emirates, Madrid, Spain and Shandong, China. All facilities are owned except for China, which is leased.

        Our other North America operations are located in Nebraska and Oregon. International operations are located in Australia (forged steel grinding media) and South Africa (electrolytic manganese dioxide).

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

Executive Officers of the Company

        Our executive officers at December 31, 2011, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 63, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 64, Senior Vice President and Chief Financial Officer since January 1997.

  Todd G. Atkinson, age 55, Executive Vice President since February 2011. Chief Executive Officer of Delta plc from July 2003 until February 2011.

  Mark C. Jaksich, age 54, Vice President and Controller since February 2000.

  Walter P. Pasko, age 61, Vice President-Procurement since May 2002.

  Brian J. Desigio, age 42, Vice President-Corporate Development since April 2008. Senior Vice President at Fairmount Food Group from January 2006 to April 2008.

  Vanessa K. Brown, age 59, Vice President-Human Resources since July 2011. Director of Human Resources of North America Engineered Infrastructure Products division from 1997 until 2011.

  Steven G. Kaniewski, age 40, Vice-President of Information Technology since August 2010. Vice President of Global IT Applications from September 2007 until August 2010 and Vice President of Operations (Specialty Division) from November 1999 until September 2007 at Belden, Inc.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange under the symbol "VMI". We had approximately 5,000 shareholders of common stock at December 31, 2011. Other stock information required by this item is included in "Quarterly Financial Data (unaudited)" on page 88 of this report.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 25, 2011 to October 22, 2011	—	—	—	—
October 23, 2011 to November 26, 2011	1,839	$88.09	—	—
November 27, 2011 to December 31, 2011	1,197	83.05	—	—

Total	3,036	$86.10	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007
Operating Data
Net sales	$2,661,480	$1,975,505	$1,786,601	$1,907,278	$1,499,834
Operating income	263,310	178,413	237,994	228,591	155,626
Net earnings attributable to Valmont Industries, Inc.(1)	228,308	94,379	150,562	132,397	94,713
Depreciation and amortization	74,560	59,663	44,748	39,597	35,176
Capital expenditures	83,069	36,092	44,129	50,879	56,610
Per Share Data
Earnings:
Basic(1)	$8.67	$3.62	$5.80	$5.13	$3.71
Diluted(1)	8.60	3.57	5.73	5.04	3.63
Cash dividends declared	0.705	0.645	0.580	0.495	0.410
Financial Position
Working capital	$844,873	$747,312	$458,605	$475,215	$350,561
Property, plant and equipment, net	454,877	439,609	283,088	269,320	232,684
Total assets	2,306,076	2,090,743	1,302,169	1,326,288	1,052,613
Long-term debt, including current installments	474,650	468,834	160,482	338,032	223,248
Total Valmont Industries, Inc. shareholders' equity.	1,146,962	915,892	786,261	624,131	510,613
Cash flow data:
Net cash flows from operating activities	$149,671	$152,220	$349,520	$52,575	$110,249
Net cash flows from investing activities	(84,063)	(262,713)	(43,595)	(194,077)	(71,040)
Net cash flows from financing activities	(45,911)	269,685	(198,400)	108,753	(210)
Financial Measures
Invested capital(a)	$1,769,461	$1,577,707	$1,029,970	$1,043,684	$794,786
Return on invested capital(a)	11.0%	8.8%	15.6%	16.4%	14.5%
EBITDA(b)	$343,633	$239,997	$283,964	$260,474	$191,635
Return on beginning shareholders' equity(c)	24.9%	12.0%	24.1%	25.9%	23.6%
Long-term debt as a percent of invested capital(d)	26.8%	29.7%	15.6%	32.4%	28.1%
Year End Data
Shares outstanding (000)	26,481	26,374	26,297	26,168	25,945
Approximate number of shareholders	5,000	5,200	5,400	5,800	5,800
Number of employees	9,476	9,188	6,626	7,380	6,029

(1)
Fiscal 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal entity restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets.

(2)
On May 12, 2010, the Company acquired Delta plc (Delta). The financial results of Delta are included in the Company's consolidated accounts starting on that date. Fiscal 2011 accordingly includes a full year of Delta's operating results.

(a)
Return on Invested Capital is calculated as Operating Income (after-tax) divided by the average of beginning and ending Invested Capital. Invested Capital represents total assets minus total liabilities (excluding interest-bearing debt). Return on Invested Capital is one of our key operating ratios, as it allows investors to analyze our operating performance in light of the amount of investment required to generate our operating profit. Return on Invested Capital is also a measurement used to determine management incentives. Return on Invested Capital is not a measure of financial performance or liquidity under generally accepted accounting principles (GAAP). Accordingly, Invested Capital and Return on Invested Capital should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The table below shows how Invested Capital and Return on Invested Capital are calculated from our income statement and balance sheet.

	2011	2010	2009	2008	2007
Operating income	$263,310	$178,413	$237,994	$228,591	$155,626
Effective tax rate(1)	30.2%	36.0%	32.2%	34.2%	31.4%
Tax effect on operating income	(79,520)	(64,153)	(76,634)	(78,178)	(48,867)

After-tax operating income	183,790	114,260	161,360	150,413	106,759

Average invested capital	1,673,584	1,303,839	1,036,827	919,235	736,796

Return on invested capital	11.0%	8.8%	15.6%	16.4%	14.5%
Total assets	$2,306,076	$2,090,743	$1,302,169	$1,326,288	$1,052,613
Less: Accounts payable	(234,537)	(179,814)	(118,210)	(136,868)	(128,599)
Less: Accrued expenses	(157,128)	(153,686)	(122,532)	(119,858)	(102,198)
Less: Defined benefit pension liability	(68,024)	(104,171)	—	—	—
Less: Deferred compensation	(30,741)	(23,300)	(20,503)	(16,721)	(18,309)
Less: Other noncurrent liabilities	(41,418)	(47,713)	(7,010)	(5,755)	(5,997)
Less: Dividends payable	(4,767)	(4,352)	(3,944)	(3,402)	(2,724)

Total Invested capital	$1,769,461	$1,577,707	$1,029,970	$1,043,684	$794,786

Beginning of year invested capital	1,577,707	1,029,970	1,043,684	794,786	678,806

Average invested capital	$1,673,584	$1,303,839	$1,036,827	$919,235	$736,796

(1)
The effective tax rate in 2011 does not include the effects of the legal entity reorganization executed in late 2011 (approximately $66.0 million). The effective tax rate without the effect of the restructuring was 30.2%.

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

	2011	2010	2009	2008	2007
Net cash flows from operations	$149,671	$152,220	$349,520	$52,575	$110,249
Interest expense	36,175	30,947	15,760	18,267	17,726
Income tax expense	4,590	55,008	72,894	70,213	44,020
Deferred income tax (expense) benefit	84,962	(5,017)	(7,375)	4,502	1,620
Noncontrolling interest	(8,918)	(6,034)	(3,379)	(3,823)	(2,122)
Equity in earnings of nonconsolidated subsidiaries	8,059	2,439	751	914	686
Stock-based compensation	(5,931)	(7,154)	(6,586)	(4,736)	(3,913)
Pension plan expense	(5,449)	(5,874)	—	—	—
Contribution to pension plan	11,860	—	—	—	—
Payment of deferred compensation	—	393	267	1,260	9,186
Changes in assets and liabilities, net of acquisitions	69,307	26,272	(136,944)	123,866	16,278
Other	(693)	(3,203)	(944)	(2,564)	(2,095)

EBITDA	$343,633	$239,997	$283,964	$260,474	$191,635

Net earnings attributable to Valmont Industries, Inc.	$228,308	$94,379	$150,562	$132,397	$94,713
Interest expense	36,175	30,947	15,760	18,267	17,726
Income tax expense	4,590	55,008	72,894	70,213	44,020
Depreciation and amortization expense	74,560	59,663	44,748	39,597	35,176

EBITDA	$343,633	$239,997	$283,964	$260,474	$191,635

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

	2011	2010	2009	2008	2007
Current portion of long-term debt	$235	$238	$231	$904	$22,510
Long-term debt	474,415	468,596	160,251	337,128	200,738

Total long-term debt	474,650	468,834	160,482	338,032	223,248

Total invested capital	1,769,461	1,577,707	1,029,970	1,043,684	794,786

Long-term debt as a percent of invested capital	26.8%	29.7%	15.6%	32.4%	28.1%

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

This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

General

	2011	2010	Change 2011 - 2010	2009	Change 2010 - 2009
	Dollars in millions, except per share amounts
Consolidated
Net sales	$2,661.5	$1,975.5	34.7%	$1,786.6	10.6%
Gross profit	666.8	519.6	28.3%	532.0	(2.3)%
as a percent of sales	25.1%	26.3%		29.8%
SG&A expense	403.5	341.2	18.3%	294.0	16.1%
as a percent of sales	15.2%	17.3%		16.5%
Operating income	263.3	178.4	47.6%	238.0	(25.0)%
as a percent of sales	9.9%	9.0%		13.3%
Net interest expense	26.9	26.1	3.1%	14.3	82.5%
Effective tax rate	2.0%	36.0%		32.2%
Net earnings	$228.3	$94.4	141.8%	$150.6	(37.3)%
Diluted earnings per share	$8.60	$3.57	140.9%	$5.73	(37.7)%
Engineered Infrastructure Products Segment
Net sales	$792.6	$669.2	18.4%	$582.3	14.9%
Gross profit	186.5	179.5	3.9%	153.8	16.7%
SG&A expense	145.7	127.3	14.4%	108.7	17.1%
Operating income	40.8	52.2	(21.8)%	45.1	15.7%
Utility Support Structures Segment
Net sales	620.8	472.7	31.3%	698.2	(32.3)%
Gross profit	141.8	112.2	26.4%	236.0	(52.5)%
SG&A expense	71.2	60.5	17.7%	71.2	(15.0)%
Operating income	70.6	51.7	36.6%	164.8	(68.6)%
Coatings Segment
Net sales	280.8	208.4	34.7%	90.6	130.0%
Gross profit	93.5	67.8	37.9%	38.0	78.4%
SG&A expense	34.9	25.2	38.5%	13.3	89.5%
Operating income	58.6	42.6	37.6%	24.7	72.5%
Irrigation Segment
Net sales	665.9	443.4	50.2%	362.2	22.4%
Gross profit	178.6	118.8	50.3%	84.3	40.9%
SG&A expense	70.8	56.8	24.6%	49.2	15.4%
Operating income	107.8	62.0	73.9%	35.1	76.6%
Other
Net sales	301.4	181.8	65.8%	53.3	241.1%
Gross profit	65.9	43.4	51.8%	20.5	111.7%
SG&A expense	20.2	14.9	35.6%	7.5	98.7%
Operating income	45.7	28.5	60.4%	13.0	119.2%
Net corporate expense
Gross profit	0.5	(2.1)	(23.8)%	(0.6)	250.0%
SG&A expense	60.7	56.5	7.4%	44.1	28.1%
Operating loss	(60.2)	(58.6)	2.7%	(44.7)	31.1%

RESULTS OF OPERATIONS

FISCAL 2011 COMPARED WITH FISCAL 2010

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

  Engineered Infrastructure Products (EIP) Segment-manufacture of poles, roadway safety systems and access systems;

  Utility Support Structures (Utility) Segment-manufacture of pole structures;

  Coatings Segment-galvanizing operations in Australia, the U.S. and Asia; and

  Other-manufacture of steel grinding media and electrolytic manganese dioxide

        The increases in sales and operating income by segment attributable to a full year effect of Delta in fiscal 2011, as compared with fiscal 2010, were as follows (in millions):

	Fiscal year ended December 31, 2011
	Net Sales	Operating Income
Engineered Infrastructure Products (EIP)	$81.3	$6.5
Utility Support Structures (USS)	2.1	0.3
Coatings	56.8	6.8
Other	70.9	4.4
Net corporate expense	—	(5.8)

Total	$211.1	$12.2

  Overview

        On a consolidated basis, the increase in net sales in fiscal 2011, as compared with 2010, was primarily the result of improved sales in all reportable segments, part of which was the result of Delta's financial results being included in our consolidated financial statements for all of 2011. In addition, fiscal 2011 included 53 weeks of operations, as compared with fiscal 2010, which was 52 weeks. This was the result of our fiscal year end being on the last Saturday in December. Accordingly, all fiscal 2011 operational figures were higher than had fiscal 2011 been 52 weeks in length. The estimated impact on our net sales and net earnings due to the extra week of fiscal 2011 was approximately $50 million and $3 million, respectively.

        For the company as a whole, without consideration of Delta, our 2011 increase over 2010 was mainly due to increased unit sales volumes of approximately $400 million. On a reportable segment basis, the most significant unit sales volume increase were in the Irrigation and USS segments. Sales prices overall were up modestly in fiscal 2011, as compared with 2010, mainly in response to rising steel prices. In the aggregate, the sales increase in 2011, as compared with 2010, due to price increases and sales mix changes was approximately $14 million.

        Our fiscal 2011 sales and operating income in comparison to 2010 were enhanced by foreign currency translation. On average, the U.S. dollar was weaker than most global currencies in 2011 as compared with 2010. These effects by segment were as follows (in millions of dollars):

	Net Sales	Operating Income
Engineered Infrastructure Products	$30.0	$2.7
Utility Support Structures	3.5	0.2
Coatings	10.3	1.3
Irrigation	3.4	0.5
Other	13.8	1.7
Corporate	—	(1.2)

Total	$61.0	$5.2

        The decrease in gross profit margin (gross profit as a percent of sales) in fiscal 2011, as compared with 2010, was due to higher average raw material costs in 2011 as compared with 2010. In particular, steel prices rose significantly in the first quarter of 2011 before moderating somewhat in the following two quarters. Average zinc costs also were higher in 2011 than in 2010. These higher costs were not recovered entirely through increased selling prices, mainly due to a competitive selling price environment, especially in the EIP and Utility segments. In the aggregate, we estimate that the impact of these factors in 2011, as compared with 2010, was approximately $29 million.

        Selling, general and administrative (SG&A) spending in fiscal 2011, as compared with 2010, increased due to the following factors:

  •
  Expenses associated with the full year Delta operations ($32.5 million) in our consolidated accounts in 2011;

  •
  Increased employee incentive accruals of $20.9 million, due to improved operating results, and;

  •
  Increased compensation expenses of $12.1 million, associated with increased employment levels and salary increases.

        These increases were somewhat offset by $13.2 million in lower acquisition and integration costs in the fiscal 2011, as compared with 2010, associated with the Delta acquisition.

        The increase in operating income on a reportable segment basis in 2011, as compared with 2010, was due to improved operating performance in the Irrigation, Utility and Coatings segments reported improved operating income in fiscal 2011, as compared with 2010. The EIP segment operating income in 2011 was lower than fiscal 2010. The "Other" category also reported improved operating profit in 2011, as the grinding media, tubing and manganese dioxide operations were improved over 2010. Currency translation effects also contributed to the increase in operating income in fiscal 2011, as compared with 2010, of approximately $5.2 million.

        The increase in interest expense in fiscal 2011, as compared with 2010, was attributable to:

  •
  $2.8 million of expense incurred when we redeemed our senior subordinated debt;

  •
  $5.0 million of expense related to the full year effect of interest expense associated with the $300 million in senior unsecured notes issued in April 2010, less;

  •
  $2.9 million of bank fees incurred in the first quarter of fiscal 2010 to provide the required bridge loan funding commitment for the Delta acquisition and the full year effect of interest income from Delta's cash balances (approximately $2 million).

        The increase in "Other" expense in fiscal 2011, as compared with 2010, was mainly due to investment losses in the assets held in our deferred compensation plan of $1.5 million. The decrease in the value of these assets was offset by a corresponding decrease in our deferred compensation liabilities, which were reflected as a decrease in net corporate expense. Accordingly, there was no effect on net earnings from these investment losses. In addition, we incurred approximately $1.5 million of currency translation losses due the dissolution of our joint venture in Turkey.

        Our effective income tax rate in fiscal 2011 was substantially lower than 2010. This reduction was mainly due to tax benefits associated with a legal restructuring of Delta in the fourth quarter of 2011. The restructuring was completed to gain certain operational efficiencies and resulted in an aggregate income tax benefit of $66.0 million related to an increase in the tax basis of assets in Australia and removing valuation allowances to certain U.K. deferred tax assets associated with tax loss carryforwards. The restructuring will allow us to generate U.K.-based income sufficient to utilize those tax loss carryforwards. See "Critical Accounting Policies—Income Taxes" for a more detailed discussion of the legal restructuring and the associated tax. In 2010, we realized an unfavorable effect in 2010 related to non-deductibility of a portion of the Delta acquisition expenses (approximately $3.2 million). In 2011, the following items resulted in favorable effects to income taxes:

  •
  income tax benefits associated with our 2011 acquisition of the remaining 40% of Donhad that we did not own ($4.1 million);

  •
  income tax provisions in our South African manganese dioxide operation that were no longer needed due to a favorable tax authority ruling ($3.2 million);

  •
  net effect of certain income tax contingencies in 2011 that were reduced due to expiration of statutes of limitation ($1.4 million).

        Aside from these events that are non-recurring in nature, we believe our effective tax rate in fiscal 2011 and 2010 would have been approximately 32.0-33.0%.

        Earnings attributable to noncontrolling interests was higher in 2011, as compared with 2010, mainly due to improved earnings in our manganese dioxide operation, which is 45% owned by noncontrolling interests. Earnings in non-consolidated subsidiaries improved in 2011, as compared with 2010, as our 49% owned manganese materials operation experienced improved profitability.

        The improvement in net earnings and earnings per share in 2011, as compared with 2010, were mainly attributed to the improved operating income and the tax benefits associated with the legal entity restructuring in 2011 ($66.0 million and $2.49 per share, respectively). See "Critical Accounting Policies—Income Taxes" for a more detailed discussion of the legal restructuring and the associated tax effects.

        Our cash flows provided by operations were approximately $149.7 million in 2011, as compared with $152.2 million in 2010. While net earnings increased in 2011, as compared with 2010, operating cash flow was slightly lower than 2010 due mainly to the following factors:

  •
  higher levels of working capital to support increased business activity in the Utility and Irrigation segments in 2011;

  •
  the income tax benefits associated with the legal entity restructuring completed in the fourth quarter of 2011 ($66.0 million) were non-cash in nature, and;

  •
  contributions to the Delta Pension Plan of $11.9 million in 2011.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2011 as compared with 2010 was mainly due to the full year effect of the Delta operations and currency translation effects. Global lighting markets continue to experience relatively weak demand, resulting in increased price competition, despite higher raw material prices. In the Lighting product line, 2011 North American sales in 2011 were down slightly as compared with 2010. Market conditions in North America continue to be weak, especially in the transportation market, where funding is through federal, state and local governments. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. Sales in other market channels helped to offset the lower transportation market sales in 2011, as compared with 2010. In Europe, sales were approximately $22 million higher in fiscal 2011, as compared with 2010, most of which was related to increased sales volumes. However, sales pricing and product mix generally were unfavorable in light of higher material costs, due to weaker infrastructure spending in Europe related to budget deficit control measures and public debt issues.

        Communication product line sales in fiscal 2011 were comparable to 2010. North America sales were slightly higher in 2011 than 2010. While market conditions were generally more favorable in 2011 as compared with 2010, we believe uncertainty surrounding the AT&T/T-Mobile merger has caused demand for communication structures and components to slow down in the last half of 2011. In China, sales of wireless communication structures were slightly higher in fiscal 2011, as compared with 2010. In 2010, annual supply contracts with Chinese wireless carriers were settled later than in the past and 2011 was more in line with what we believe is a more normal demand pattern.

        Sales in the access systems product line in Australia in 2011 were comparable with 2010, not including the full year effect from the Delta acquisition, as industrial construction was overall stable and mining investment was in the early stages of project feasibility and scope. Asia sales in this product line were higher by approximately $7.5 million in 2011 as compared with 2010, as markets in the region generally were stronger, particularly in China, Indonesia and the Middle East.

        Sales of highway safety products in 2011 were comparable with 2010 in local currency terms, not including the full year effect from the Delta acquisition. Floods in parts of Australia affected infrastructure spending in the first two quarters of 2011, as public spending priorities shifted from roadway development to supporting recovery from the floods.

        Operating income for the segment in fiscal 2011 was lower as compared with 2010. While operating income was enhanced by the full year effect of the Delta operations and currency translation effects, the impact of higher raw material costs, slowness in demand and very competitive pricing conditions in most of our lighting markets hampered operating income for the segment by approximately $19 million in 2011, as compared with 2010. The operating income associated with the Delta operations, aside from the full year effect of the acquisition, was comparable with 2010. The strong Australian dollar led to pricing and margin pressures, as imported products from outside of Australia were more competitive from a pricing standpoint. In Europe, we were affected by competitive pricing pressures that negatively affected segment operating profit by approximately $3.2 million in 2011, as compared with 2010. The increase in SG&A expense in fiscal 2011 was mainly due to the acquisition of the Delta operations ($15.9 million), currency translation effects of $4.8 million and the fourth quarter write down of the PiRod trade name of $3.0 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in fiscal 2011, as compared with 2010, was due to improved unit sales volumes in the U.S., offset to a degree by lower sales prices in the U.S. and lower sales volumes in international markets. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid over a relatively slow 2010. The sales pricing environment is slowly improving but continues to be very competitive. Our sales in 2011 were somewhat reflective of market conditions in 2010 when certain utility structures projects were awarded at relatively low prices. In total, we experienced slightly lower average selling prices on our 2011 sales, as compared with 2010 (approximately $14 million). In international markets, the sales decrease was mainly due to lower project sales into emerging markets of approximately $25 million.

        Operating income in fiscal 2011, as compared with 2010, increased due to the substantial increase in North America sales volume and associated operational leverage. Gross profit margins were negatively affected by the competitive pricing environment in North America and higher raw material costs. The increase in SG&A expense for the segment in fiscal 2011 was higher than in 2010, mainly due to increased employee incentives ($6.7 million) associated with the increase in operating income and $2.0 million in increased compensation expenses.

  Coatings segment

        Net sales in the Coatings segment increased in fiscal 2011, as compared with 2010, mainly due to the full year effect of the Delta operations and currency translation effects and improved sales volumes in North America and Asia Pacific. Unit pricing effects on sales for the segment were not significant in 2011, as compared with 2010.

        The increase in segment operating income in fiscal 2011, as compared with 2010, was mainly due to the effects of currency translation and improved productivity and operating leverage through volume increases. Higher average zinc costs in 2011, as compared with 2010, were largely recovered through productivity improvements. The increase in operating income in fiscal 2011, as compared with 2010, also was due to the effect of the acquired Delta operations. SG&A expenses for the segment in fiscal 2011 were higher than the comparable periods in 2010, mainly due to the effect of the Delta businesses ($7.2 million), incentives due to improved operating income ($1.0 million) and the write down of the Industrial Galvanizers of America trade name ($0.8 million) in 2011.

        In 2011, one of our galvanizing facilities in Australia incurred damages from a storm and a fire later in the year. A property damage and business interruption claim was filed with our insurance carrier and settlement of the claim is ongoing. We made the necessary capital expenditures to restore the facility and operations commenced late in the fourth quarter of 2011. The insurance claim proceeds agreed to with the insurance carrier in 2011 exceeded the net book value of the assets damaged. The financial effect of this event resulted in an improvement in segment operating results in the fourth quarter of 2011 of approximately $1.5 million.

  Irrigation segment

        The increase in Irrigation segment net sales in fiscal 2011, as compared with 2010, was mainly due to improved sales volumes of approximately $195 million. The remainder of the sales increase was associated with pricing (to recover higher raw material costs) and favorable product mix (approximately $20 million) and currency translation effects (approximately $3 million). In global markets, the sales growth was due to a very strong agricultural economies around the world. Farm commodity prices were generally favorable throughout 2011 and net farm income was at record levels in the United States and favorable in most markets. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, weather conditions in North America in 2011 were generally drier than 2010, further enhancing demand for irrigation machines and related service parts. In international markets, the sales improvement in fiscal 2011, as compared with 2010, was realized in most markets, particularly in Asia Pacific and South America.

        Operating income for the segment improved in 2011 over 2010, due to improved sales unit volumes in North America and the associated operational leverage. The most significant reasons for the increase in SG&A expense in 2011, as compared with 2010, was related to employee compensation costs to support the increase in sales activity and future initiatives ($5.4 million) and increased employee incentives due to improved operating performance in 2011 ($3.0 million).

  Other

        This unit includes the Delta grinding media and electrolytic manganese operations and our industrial tubing and fasteners operations. The increase in sales in fiscal 2011, as compared with 2010, was mainly due improved sales volumes in all of these operations and currency translation effects (approximately $13.9 million). Fiscal 2011 operating income improved due to the full year effect of the Delta operations, improved operating results in the manganese dioxide and tubing operations and currency translation (approximately $1.7 million).

  Net corporate expense

        Net corporate expense in fiscal 2011 was comparable to 2010. Corporate expenses decreased in fiscal 2011, as compared with 2010, due to Delta acquisition and integration costs that were incurred in 2010 ($13.2 million) but not 2011 and lower deferred compensation expense ($1.5 million). These decreases were offset somewhat by the full year effect of Delta's administration costs ($5.2 million) and higher employee incentive expense associated with improved profitability in 2011 as compared with 2010 ($9.7 million) and increased compensation expenses ($2.7 million).

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

  •
  Lower sales unit volumes and lower average selling prices in the EIP and Utility segments;

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

        The gross profit margin (gross profit as a percent of sales) in 2010 was lower than 2009. This decrease in gross profit margins were mainly due to lower gross margins in the Utility and EIP segments, where we were impacted by a more competitive pricing environment and an unfavorable sales mix. The impact of these factors on gross profit margins was offset to a degree by lower average raw material costs in 2010, as compared with 2009 (approximately $55 million). Rising raw material prices also resulted in $3.0 million in LIFO expense in 2010, as compared with a $18.6 million LIFO benefit in 2009. On a reportable segment basis, we realized higher LIFO expense in the EIP ($9.6 million), Irrigation ($6.9 million) and Utility ($4.0 million) segments in 2010, as compared with 2009.

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

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2010, as compared with 2009, was mainly due the acquisition of Delta's engineered access systems, poles and highway safety products (approximately $136.2 million), offset to a degree by to lower sales volumes and lower sales prices in the lighting and communication structures product lines. In the Lighting Traffic and Roadway Safety product line, we experienced lower sales and average unit selling prices in North American and international markets in 2010, as compared with 2009 (approximately $40 million). The decrease in North American sales in 2010, as compared with 2009, was due to weaker customer demand for lighting and traffic poles in the transportation market channel. Sales unit volumes in North America in 2010 were slightly lower as compared with 2009. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. While commercial lighting market sales in 2010 were slightly higher as compared with 2009, demand remains relatively weak, due to continued softness in the commercial and residential construction markets. In Europe, sales were lower in 2010, as compared with 2009. As most economies in Europe are weak, governments have cut spending (including for infrastructure projects) to cope with budgetary deficits. The decrease in European lighting sales in 2010, as compared with 2009, was also related to competitive selling price pressures and certain project sales in developing markets in 2009 that did not repeat in 2010. Lighting structure sales in China, while a relatively small portion of global lighting sales, improved in 2010, as compared with 2009, due to increased sales efforts.

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

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in 2010, as compared with 2009, was due to the combination of lower sales unit volumes in the U.S. and lower average unit selling prices. The decrease in unit sales (in tons) in fiscal 2010 in the U.S. was approximately 24%, and sales prices were down approximately $94 million from 2009. The record sales performance realized in 2009 was in part related to the large backlog at the end of the 2008 fiscal year, which was the result of substantial order intake in the last half of 2008. At the end of fiscal 2009, our sales order backlog was less than half of the year-end 2008 backlog. During 2009 and continuing into 2010, the economic recession in the U.S. resulted in a drop in electricity demand. Accordingly, our customers reduced their purchases of structures and delayed scheduled projects. In addition, price competition became more significant, especially in light of falling steel prices throughout most of 2009 and generally lower levels of transmission and substation spending this year by utility companies. We believe that utility companies invested at lower levels due to a combination of some falling electricity consumption in the U.S. during the recession and uncertainty that they would generate an adequate financial return on transmission and substation investments. In international markets, sales improved over 2009, the result of increased project sales into new markets, offset by lower sales volumes in China.

        The decrease in operating income in 2010, as compared with 2009, was a result of lower sales volumes, lower average selling prices and an unfavorable sales mix. Operating profit also was negatively impacted by $4.0 million in increased LIFO expense in 2010, as compared with 2009. The decrease in SG&A expenses in 2010, as compared with 2009, primarily resulted from lower employee incentives related to the decrease in operating income in 2010 (approximately $5.9 million) and lower sales commission expense (approximately $4.0 million) due to the decrease in net sales in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $844.9 million at December 31, 2011, as compared with $747.3 million at December 25, 2010. The increase in net working capital in 2011 mainly resulted from increased inventories to support the increase in sales, especially in the Irrigation and Utility segments. Operating cash flow was $149.7 million in fiscal 2011, as compared with $152.2 million in fiscal 2010. The decrease in operating cash flow in 2011 mainly was the result of the increase in working capital as compared with 2010, the tax non-cash tax benefits recorded as a reduction of income tax expense ($65.7 million) and the annual contribution we made to the Delta Pension Plan of $11.9 million in fiscal 2011. In fiscal 2010, this contribution was made before we acquired Delta.

        Investing Cash Flows—Capital spending in the fiscal 2011 was $83.1 million, as compared with $36.1 million in 2010. The most significant capital spending projects in 2011 included our new plant in

India ($10.8 million), certain capacity expansions in the Utility segment ($10.0 million) and our Australian galvanizing operations ($10.8 million), including $4.4.million to acquire previously leased real property. We expect our capital spending for the 2012 fiscal year to be approximately $75 million. Investing cash flows for fiscal 2010 included $436.7 million of cash (less $198.8 million of cash acquired) for the Delta acquisition and an aggregate of $7.5 million associated with increasing our ownership interest in West Coast Engineering, Ltd. from 70% to 80% and the additional purchase price paid to the former shareholders of Stainton related to the performance of the operation after its acquisition in November 2008.

        Financing Cash Flows—Our total interest-bearing debt increased slightly from $477.7 million at December 25, 2010 to $486.1 million as of December 31, 2011. In the second quarter of fiscal 2011, we redeemed all of our $150 million of senior subordinated notes that were due in May 2014 with the proceeds from the sale of $150 million principal amount of senior unsecured notes. The senior unsecured notes became part of a series of senior unsecured notes previously issued in April 2010. The senior unsecured notes were issued at a premium of $14.8 million in excess of the principal amount. We refinanced the senior subordinated notes to take advantage of a favorable interest-rate environment and to extend our long-term debt maturities. Financing cash flows in 2011 included approximately $25.3 million to acquire the remaining 40% of the shares of Donhad Pty. Ltd. (a manufacturer of steel grinding media serving the Australian mining industry).

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 31, 2011, our long-term debt to invested capital ratio was 26.8%, as compared with 29.7% at December 25, 2010. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2012.

        Our debt financing at December 31, 2011 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $51.9 million, $46.8 million of which was unused at December 31, 2011. Our long-term debt principally consists of:

  •
  $450 million face value ($464 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. $300 million face value of notes were issued in April 2010 and $150 million face value ($164.8 million of total proceeds) of the notes were issued in June 2011. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

        At December 31, 2011, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 31, 2011, we had the ability to borrow an additional $260.9 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are as follows:

  •
  Interest-bearing debt is not to exceed 3.75x EBITDA of the prior four quarters;

  •
  Senior interest-bearing debt is not to exceed 2.50x EBITDA over the prior four quarters; and,

  •
  Our EBITDA over our prior four quarters must be at least 2.50x our interest expense over the same period.

        At December 31, 2011, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 31, 2011 were as follows:

Interest-bearing debt	$486,053
EBITDA—last 12 months	343,633
Leverage ratio	1.41
Senior Interest-bearing debt	$486,053
EBITDA—last 12 months	343,633
Senior debt ratio	1.41
EBITDA—last 12 months	$343,633
Interest expense-last 12 months	36,175
Interest earned ratio	9.50

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $519 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at December 31, 2011, $323.6 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $39.5 million in income taxes to repatriate that cash.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 31, 2011 were as follows (in millions of dollars):

Contractual Obligations	Total	2012	2013 - 2014	2015 - 2016	After 2016
Long-term debt	$460.6	$0.2	$0.6	$0.6	$459.2
Interest	254.1	29.9	59.8	59.6	104.8
Delta pension plan contributions	78.8	11.3	22.5	22.5	22.5
Operating leases	132.0	23.8	36.5	26.0	45.7
Unconditional purchase commitments	40.0	40.0	—	—	—

Total contractual cash obligations	$965.5	105.2	119.4	108.7	632.2

        Long-term debt mainly consisted of $450.0 million principal amount of senior unsecured notes. At December 31, 2011, we had no outstanding borrowings under our bank revolving credit agreement. We also had various other borrowing arrangements aggregating $10.5 million at December 31, 2011. Obligations under these agreements may accelerate in event of non-compliance with covenants. The Delta pension plan contributions are related to agreed-upon cash funding commitments to the plan with the plan's trustees, which are re-negotiated in conjunction with a triennial valuation. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2012, and certain capital investments planned for 2012. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 31, 2011, we had approximately $45.0 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

OFF BALANCE SHEET ARRANGEMENTS

        We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also have certain commercial commitments related to contingent events that could create a financial obligation for us. Our commitments at December 31, 2011 were as follows (in millions of dollars):

	Commitment Expiration Period
Other Commercial Commitments	Total Amounts Committed	2012	2013 - 2014	2015 - 2016	Thereafter
Standby Letters of Credit	$0.7	$0.7	$—	$—	$—

Total commercial commitments	$0.7	$0.7	$—	$—	$—

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

        Interest Rates—Our interest-bearing debt at December 31, 2011 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2011 and 2010 by approximately $0.1 million and $0.1 million, respectively. Likewise, we have excess cash balances on deposit in interest-bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2011 by approximately $0.3 million.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 31, 2011, there were no significant open foreign currency contracts. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $34.0 million in 2011 and $31.0 million in 2010.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2011	2010
	(in millions)
Australian dollar	$26.7	$22.0
Chinese renminbi	12.7	11.5
Euro	6.0	7.3
U.K. pound	5.4	4.6
Brazilian real	2.5	3.2

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 31, 2011, we had no open natural gas contracts.

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

        If our customer's financial condition was to deteriorate, resulting in an impaired ability to make payment, additional allowances may be required.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $13.6 million at December 31, 2011. If our estimate changed by 50%, the impact on operating income would be approximately $6.8 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value approximately 40% of our inventory. The remaining 60% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2011 and 2010, we experienced higher costs to produce inventory than in the prior respective years, due mainly to higher cost for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) in 2011 and 2010 of approximately $7.0 million and $3.0 million, respectively, than had our entire inventory been valued on the FIFO method. In 2009, prices decreased and operating income would have decreased by approximately $18.6 million than had our entire inventory been valued on the FIFO method.

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

        We identified eleven reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under current accounting standards, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

        The valuation of our reporting units exceeded their respective carrying values by a substantial margin, except the Webforge reporting unit in the Engineered Infrastructure Products segment, which has goodwill of $64.5 million and an excess of fair value over carrying value of $3.1 million. Accordingly, no further valuation of our reporting units was necessary. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. In the event the discount rate increased by 50 basis points, we would have to further evaluate the Webforge reporting unit for possible impairment. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and

1.5% of sales and the after-tax discount rate of 13.1%, which we estimate to be the after-tax cost of capital for such assets. In 2009, impairment charges of $0.7 million were recorded in connection with our decision to discontinue the use of a trade name for sign structures. In the fourth quarter of 2011, we completed our evaluation of the PiRod and Industrial Galvanizers of America trade names, by reviewing the valuation assumptions and future business plans associated with the trade name and concluded that the value of the trade names were to be written down by approximately $3.8 million.

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

        At December 31, 2011, we had approximately $183.2 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $123.5 million. In 2011, the valuation allowances decreased significantly. This was due to the execution of a legal entity restructuring within the Delta group which allowed for release of a portion of valuation allowances previously established. At December 25, 2010, Delta had $173.2 million of deferred tax assets relating mainly to operating losses and $31.3 million of deferred tax assets associated with its defined benefit pension liability. Because these tax losses were generated in the U.K. and Delta had no operations or future income taxable in the U.K., Delta historically did not establish a value on its financial statements for these deferred tax assets. Likewise, we concluded that the realization of these deferred tax assets was not more likely than not. Accordingly, we established a valuation allowance on these deferred tax assets of $204.5 million at fiscal year-end 2010. In 2011, we formulated and executed a restructuring plan that resulted in us being more likely than not to be able to use some of these deferred tax assets. Accordingly, we removed approximately $65.7 million of valuation allowances on certain operating loss carryforwards in our Delta UK entities, with a corresponding decrease in income tax expense.

        At December 31, 2011, $118.3 million in valuation allowances remain in these entities related to capital loss carryforwards, which are unlikely ever to be realized. Excluding the valuation allowances related to Delta, Valmont had an increase of $1.5 million in valuation allowances that increased our income tax expense during 2011. In 2009, we reduced our valuation allowances by net $4.1 million, resulting in a decrease in our income tax expense of approximately $1.5 million. This changes occurred because we determined that, based on facts and circumstances, the realization of these deferred tax assets was more likely than not. In 2009, the most significant decrease in our valuation allowances that affected our income tax expense related to the realization of operating loss carryforwards due to the strong performance of our Mexican utility support structures operation. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        During 2011 we recorded $1.6 million in income tax expense on $24.0 million of undistributed earnings of foreign subsidiaries which we determined are not permanently invested. Foreign subsidiaries not considered permanently invested had total cash of $7.0 million at December 31, 2011. We have not made any U.S. income tax provision in our financial statements for $518.9 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Foreign subsidiaries considered permanently invested had total cash of $300.2 million at December 31, 2011. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation. The amount of that income tax would depend on how much of those earnings were repatriated but could range from a low of $39.5 million to a high of $107.5 million.

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

  •
  Inflation is based on the estimated change in the consumer price index ("CPI") or the retail price index ("RPI"), depending on the relevant plan provisions.

        The following tables present the key assumptions used to measure pension expense for 2012 and the estimated impact on 2012 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	4.80%
Expected return on plan assets	4.40%
Inflation—CPI	2.30%
Inflation—RPI	3.20%

Assumptions In Millions of Dollars	Increase in Pension Expense
1.00% decrease in discount rate	$0.8
1.00% decrease in expected return on plan assets	$4.2
1.00% increase in inflation	$4.0

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 40 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 31, 2011 and December 25, 2010, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2012

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

	2011	2010	2009
Product sales	$2,353,470	$1,737,940	$1,665,862
Services sales	308,010	237,565	120,739

Net sales	2,661,480	1,975,505	1,786,601
Product cost of sales	1,788,908	1,290,446	1,177,427
Services cost of sales	205,762	165,485	77,160

Total cost of sales	1,994,670	1,455,931	1,254,587

Gross profit	666,810	519,574	532,014
Selling, general and administrative expenses	403,500	341,161	294,020

Operating income	263,310	178,413	237,994

Other income (expenses):
Interest expense	(36,175)	(30,947)	(15,760)
Interest income	9,265	4,840	1,510
Other	(2,643)	676	2,340

	(29,553)	(25,431)	(11,910)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	233,757	152,982	226,084

Income tax expense (benefit):
Current	89,552	49,991	65,519
Deferred	(84,962)	5,017	7,375

	4,590	55,008	72,894

Earnings before equity in earnings of nonconsolidated subsidiaries	229,167	97,974	153,190
Equity in earnings of nonconsolidated subsidiaries	8,059	2,439	751

Net earnings	237,226	100,413	153,941
Less: Earnings attributable to noncontrolling interests	(8,918)	(6,034)	(3,379)

Net earnings attributable to Valmont Industries, Inc.	$228,308	$94,379	$150,562

Earnings per share:
Basic	$8.67	$3.62	$5.80
Diluted	$8.60	$3.57	$5.73

Cash dividends declared per share	$0.705	$0.645	$0.580

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three-year period ended December 31, 2011

(Dollars in thousands)

	2011	2010	2009
Net earnings	$237,226	$100,413	$153,941

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Adjustments arising during the period	(20,069)	17,740	17,486
Less: realized loss on sale of foreign entity investment included in other expense	1,446	—	—

	(18,623)	17,740	17,486

Unrealized loss on cash flow hedge:
Loss arising during the period	(3,568)	—	—
Less: amortization cost included in interest expense	233	—	—

	(3,335)	—	—

Defined benefit pension plan liability	22,365	28,952	—

Other comprehensive income	407	46,692	17,486

Comprehensive income	237,633	147,105	171,427
Comprehensive income attributable to noncontrolling interests	(8,918)	(6,034)	(3,379)

Comprehensive income attributable to Valmont Industries, Inc.	$228,715	$141,071	$168,048

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and December 25, 2010

(Dollars in thousands, except shares and per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$362,894	$346,904
Receivables, less allowance for doubtful receivables of $7,555 in 2011 and $8,406 in 2010	426,683	410,566
Inventories	393,782	280,223
Prepaid expenses	25,765	23,806
Refundable and deferred income taxes	43,819	32,727

Total current assets	1,252,943	1,094,226

Property, plant and equipment, at cost	911,642	865,287
Less accumulated depreciation and amortization	456,765	425,678

Net property, plant and equipment	454,877	439,609

Goodwill	314,662	314,847
Other intangible assets	168,083	185,535
Other assets	115,511	56,526

Total assets	$2,306,076	$2,090,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$235	$238
Notes payable to banks	11,403	8,824
Accounts payable	234,537	179,814
Accrued employee compensation and benefits	83,613	75,981
Accrued expenses	73,515	77,705
Dividends payable	4,767	4,352

Total current liabilities	408,070	346,914

Deferred income taxes	85,497	89,922
Long-term debt, excluding current installments	474,415	468,596
Defined benefit pension liability	68,024	104,171
Deferred compensation	30,741	23,300
Other noncurrent liabilities	41,418	47,713
Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	1,079,698	850,269
Accumulated other comprehensive income	64,052	63,645
Cost of treasury stock, common shares of 1,418,934 in 2011 and 1,525,661 in 2010	(24,688)	(25,922)

Total Valmont Industries, Inc. shareholders' equity	1,146,962	915,892

Noncontrolling interest in consolidated subsidiaries	50,949	94,235

Total shareholders' equity	1,197,911	1,010,127

Total liabilities and shareholders' equity	$2,306,076	$2,090,743

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 31, 2011

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$237,226	$100,413	$153,941
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	74,560	59,663	44,748
Stock-based compensation	5,931	7,154	6,586
Defined benefit pension plan expense	5,449	5,874	—
Contribution to defined benefit pension plan	(11,860)	—	—
Loss on sale of property, plant and equipment	693	3,203	1,182
Equity in earnings in nonconsolidated subsidiaries	(8,059)	(2,439)	(751)
Deferred income taxes	(84,962)	5,017	7,375
Other	—	(393)	(505)
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(17,430)	(51,793)	74,182
Inventories	(118,866)	22,321	107,245
Prepaid expenses	(4,042)	4,365	(7,268)
Accounts payable	42,637	(872)	(19,718)
Accrued expenses	11,845	(7,542)	(3,020)
Other noncurrent liabilities	(5,881)	(598)	(700)
Income taxes payable (refundable)	22,430	7,847	(13,777)

Net cash flows from operating activities	149,671	152,220	349,520

Cash flows from investing activities:
Purchase of property, plant and equipment	(83,069)	(36,092)	(44,129)
Acquisitions (net of cash acquired of $198,810 in fiscal 2010)	(1,539)	(249,057)	—
Proceeds from sale of assets	3,706	11,387	1,331
Dividends from nonconsolidated subsidiaries	—	10,125	—
Other, net	(3,161)	924	(797)

Net cash flows from investing activities	(84,063)	(262,713)	(43,595)

Cash flows from financing activities:
Net borrowings under short-term agreements	2,698	(3,075)	(7,652)
Proceeds from long-term borrowings	277,832	491,680	10,001
Principal payments on long-term obligations	(271,245)	(183,285)	(187,969)
Dividends paid	(18,227)	(16,588)	(14,695)
Dividends to noncontrolling interest	(4,958)	(13,071)	(956)
Purchase of noncontrolling interest	(25,253)	—	—
Settlement of financial derivative	(3,568)	—	—
Retirement of Delta plc preference shares	—	(4,467)	—
Debt issuance fees	(1,339)	(3,858)	—
Proceeds from exercises under stock plans	20,008	4,464	4,942
Excess tax benefits from stock option exercises	3,033	2,021	2,665
Purchase of treasury shares	(4,802)	(876)	(669)
Purchase of common treasury shares—stock plan exercises	(20,090)	(3,260)	(4,067)

Net cash flows from financing activities	(45,911)	269,685	(198,400)

Effect of exchange rate changes on cash and cash equivalents	(3,707)	6,926	4,694

Net change in cash and cash equivalents	15,990	166,118	112,219
Cash and cash equivalents—beginning of year	346,904	180,786	68,567

Cash and cash equivalents—end of year	$362,894	$346,904	$180,786

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 31, 2011

(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 27, 2008	$27,900	—	$624,254	$(533)	$(27,490)	$16,845	$640,976
Net earnings	—	—	150,562	—	—	3,379	153,941
Currency translation adjustment	—	—	—	17,486	—	2,778	20,264
Cash dividends ($0.580 per share)	—	—	(15,237)	—	—	(956)	(16,193)
Purchase of 8,943 treasury shares	—	—	—	—	(669)	—	(669)
Stock plan exercises; 112,901 shares acquired	—	—	—	—	(4,067)	—	(4,067)
Stock options exercised; 186,120 shares issued	—	(8,678)	7,819	—	5,800	—	4,941
Tax benefit from stock option exercises	—	2,665	—	—		—	2,665
Stock option expense	—	4,046	—	—		—	4,046
Stock awards; no shares issued	—	1,967	—	—	436	—	2,403

Balance at December 26, 2009	27,900	—	767,398	16,953	(25,990)	22,046	808,307
Net earnings	—	—	94,379	—	—	6,034	100,413
Actuarial gains in pension plan	—	—	—	28,952	—	—	28,952
Currency translation adjustment	—	—	—	17,740	—	3,008	20,748
Cash dividends ($0.645 per share)	—	—	(16,992)	—	—	—	(16,992)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Dividends to noncontrolling interests	—	—	—	—	—	(13,071)	(13,071)
Purchase of noncontrolling interest	—	(3,754)	—	—	—	(3,311)	(7,065)
Purchase of 12,351 treasury shares	—	—	—	—	(876)	—	(876)
Stock plan exercises; 109,711 shares acquired	—	—	—	—	(3,260)	—	(3,260)
Stock options exercised; 43,104 shares issued	—	(4,574)	5,484	—	3,554	—	4,464
Tax benefit from stock option exercises	—	2,021	—	—		—	2,021
Stock option expense	—	4,944	—	—		—	4,944
Stock awards; 9,088 shares issued	—	1,363	—	—	650	—	2,013

Balance at December 25, 2010	27,900	—	850,269	63,645	(25,922)	94,235	1,010,127
Net earnings	—	—	228,308	—	—	8,918	237,226
Actuarial gains in pension plan, net of tax	—	—	—	22,365	—	—	22,365
Financial derivative adjustment	—	—	—	(3,335)	—	—	(3,335)
Currency translation adjustment	—	—	—	(18,623)	—	(1,907)	(20,530)
Cash dividends ($0.705 per share)	—	—	(18,642)	—	—	—	(18,642)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Other changes in noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 184,639 shares acquired	—	—	—	—	(20,090)	—	(20,090)
Stock options exercised; 306,218 shares issued	—	(25,556)	19,763	—	25,801	—	20,008
Tax benefit from stock option exercises	—	3,033	—	—	—	—	3,033
Stock option expense	—	5,623	—	—	—	—	5,623
Stock awards; 23,968 issued	—	308	—	—	325	—	633

Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 31, 2011

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

  Cash overdrafts

        Cash book overdrafts totaling $21,214 and $11,952 were classified as accounts payable at December 31, 2011 and December 25, 2010, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

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

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal year ended December 31, 2011 consisted of 53 weeks. The Company's fiscal years ended December 25, 2010 and December 26, 2009 consisted of 52 weeks. The estimated impact on the company's results of operations due to the extra week in fiscal 2011 was additional net sales of approximately $50,000 and additional net earnings of approximately $3,000.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Accounts Receivable

        Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality.

  Inventories

        Approximately 40% and 32% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 31, 2011 and December 25, 2010, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $49,536 and $42,559 at December 31, 2011 and December 25, 2010, respectively.

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

        The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite-lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit's goodwill or an indefinite-lived intangible asset change materially before the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers not only recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. In fiscal 2011, upon evaluation of future uses of its trade names, the Company recorded impairment in the aggregate of $3,779 in selling, general and administrative expenses.

  Income Taxes

        The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.

  Warranties

        The Company's provision for product warranty reflects management's best estimate of probable liability under its product warranties. Estimated future warranty costs are recorded at the time a sale is recognized. Future warranty liability is determined based on applying historical claim rate experience to units sold that are still within the warranty period. In addition, the Company records provisions for known warranty claims.

  Pension Benefits

        Certain expenses are incurred in connection with a defined benefit pension plan. In order to measure expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

  Derivative Instrument

        In connection with the issuance of the $150,000 principal amount of senior notes in June 2011, the Company executed a contract to lock in the treasury rate. The contract, for a notional amount of $130,000, was executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On June 8, 2011, this contract was settled with the Company paying approximately $3,568 to the counterparty. As such, the Company recorded the $3,568 in accumulated other comprehensive income and will amortize this loss to interest expense as interest payments are made over the term of the debt.

  Comprehensive Income

        Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at December 31, 2011 and December 25, 2010:

	December 31, 2011	December 25, 2010
Foreign currency translation adjustment	$16,070	$34,693
Actuarial gain in defined benefit pension plan	51,317	28,952
Loss on cash flow hedge	(3,335)	—

	$64,052	$63,645

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

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries which are recorded within other assets. In fiscal 2010, the Company received dividends of $10,125 from non-consolidated subsidiaries, which reduced the investments in these non-consolidated subsidiaries.

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

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Research and Development

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Earnings. Research and development expenses were approximately $6,200 in 2011, $5,500 in 2010, and $6,200 in 2009.

  Subsequent Events

        The Company has evaluated all subsequent events requiring recognition as of December 31, 2011 and did not identify any subsequent events that require disclosure.

  Recently Issued Accounting Pronouncements

        In September 2011, the FASB issued Accounting Standards Update No. 2011- 08, Testing Goodwill for Impairment, permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. This guidance will become effective for annual or interim goodwill impairment tests for fiscal years beginning after December 15, 2011. The Company will adopt this starting in fiscal 2012 and it is not expected to have a significant effect on its financial position, results of operations or cash flows.

(2) ACQUISITIONS

        On March 12, 2010, the Company acquired Delta, plc. ("Delta") a public limited company incorporated in Great Britain, and listed on the London Stock Exchange (LSE: DLTA). The price paid per share was 185 pence in cash for each Delta share, or £284,463 ($436,736 based on the contracted average exchange rate of $1.5353/£). Delta has manufacturing operations employing over 2,500 people in Australia, Asia, South Africa and the United States. Delta's businesses include engineered steel products, galvanizing services and manganese materials.

        The Company's pro forma results of operations for the fiscal years ended December 26, 2009 and December 25, 2010, assuming that the acquisition occurred at the beginning of each year was as follows:

	Fifty-two weeks Ended December 26, 2009	Fifty-two Weeks Ended December 25, 2010
Net sales	$2,307,949	$2,167,923
Net earnings	165,863	99,614
Earnings per share—diluted	$6.31	$3.77

        On June 24, 2011 the Company acquired the remaining 40% of Donhad Pty. Ltd. ("Donhad") that it did not own for $25,253. As this transaction was the acquisition of the remaining shares of a

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

consolidated subsidiary with no change in control, it was recorded within shareholders' equity. On June 1, 2011, the Company acquired 60% of an irrigation monitoring services company for $1,539. This acquisition did not have a a significant effect on the Company's fiscal 2011 financial results.

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2011	2010	2009
Interest	$34,176	$26,268	$16,661
Income taxes	66,898	38,106	77,084

(4) INVENTORIES

        Inventories consisted of the following at December 31, 2011 and December 25, 2010:

	2011	2010
Raw materials and purchased parts	$202,953	$133,380
Work-in-process	28,053	25,891
Finished goods and manufactured goods	212,312	163,511

Subtotal	443,318	322,782
Less: LIFO reserve	49,536	42,559

	$393,782	$280,223

        In 2010 and 2009, the Company reduced its LIFO inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $1,509 and $5,503 for the fiscal years ended December 25, 2010 and December 26, 2009, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2011	2010
Land and improvements	$64,001	$59,965
Buildings and improvements	229,389	219,890
Machinery and equipment	475,292	467,466
Transportation equipment	33,927	30,156
Office furniture and equipment	75,229	70,867
Construction in progress	33,804	16,943

	$911,642	$865,287

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(5) PROPERTY, PLANT AND EQUIPMENT (Continued)

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $22,775, $15,652, and $16,293 for fiscal 2011, 2010, and 2009, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 31, 2011 are:

Fiscal year ending
2012	$23,769
2013	19,596
2014	16,865
2015	14,173
2016	11,841
Subsequent	45,696

Total minimum lease payments	$131,940

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill was performed during the third quarter of 2011. As a result of that testing, the Company determined that its goodwill and intangible assets were not impaired, although the fair value of the Webforge reporting unit in the Engineered Infrastructure Products segment, which has approximately $64,500 of goodwill, was not substantially higher than carrying value. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 31, 2011 and December 25, 2010 were as follows:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,629	$50,107	13 years
Proprietary Software & Database	3,116	2,711	6 years
Patents & Proprietary Technology	9,489	3,863	8 years
Non-compete Agreements	1,812	1,307	6 years

	$170,046	$57,988

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

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

        Amortization expense for intangible assets was $14,833, $11,873, and $8,953 for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2012	$14,004
2013	13,112
2014	12,687
2015	11,821
2016	11,256

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 31, 2011 and December 25, 2010 were as follows:

	December 31, 2011	December 25, 2010	Year Acquired
Webforge	$16,659	$16,478	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,792	8,795	2010
Donhad	6,633	6,635	2010
PiRod	1,750	4,750	2001
Industrial Galvanizers	3,856	4,632	2010
Other	7,224	7,591

	$56,025	$59,992

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2011. The values of the trade names were determined using the relief-from-royalty method. The Company determined that the value of its trade names were not impaired, except for the PiRod and Industrial Galvanizers of America trade names. The evaluations of these trade names were completed in the fourth quarter of 2011, which resulted in a write down of $3,779.

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

  Goodwill

        The carrying amount of goodwill by segment as of December 31, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847
Impairment	—	—	—	(276)	—	(276)
Acquisition	—	—	—	788	—	788
Foreign currency translation	(504)		(48)	—	(145)	(697)

Balance December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662

        The Company examined the goodwill assigned to its reporting units in the third quarter of 2011 and determined that the goodwill on its consolidated balance sheet at December 31, 2011 was not impaired. The impairment charge relates to a Irrigation segment retail operation. In the fourth quarter of 2011, the Company decided to dispose of this operation and, accordingly, all of the goodwill assigned to that operation was written off. The goodwill from acquisitions arose from the acquisition of a Brazilian irrigation monitoring company.

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

        The goodwill from acquisitions resulted from the acquisition of Delta plc in May 2010.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $51,857. As of December 31, 2011, $5,046 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused borrowings under the lines of credit were $46,811 at December 31, 2011. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 3.42% at December 31, 2011, and 3.38% at December 25, 2010. Other notes payable of $6,357 were outstanding at December 31, 2011.

(8) INCOME TAXES

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2011	2010	2009
United States	$134,363	$78,327	$159,063
Foreign	99,394	74,655	67,021

	$233,757	$152,982	$226,084

        Income tax expense (benefit) consists of:

	2011	2010	2009
Current:
Federal	$53,005	$21,900	$43,497
State	8,915	3,527	5,681
Foreign	29,287	23,919	16,618

	91,207	49,346	65,796

Non-current:	(1,655)	645	(277)
Deferred:
Federal	(4,586)	5,258	8,146
State	(1,180)	686	1,092
Foreign	(79,196)	(927)	(1,863)

	(84,962)	5,017	7,375

	$4,590	$55,008	$72,894

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	1.8	2.5
Carryforwards, credits and changes in valuation allowances	(27.7)	(0.2)	(0.9)
Foreign tax rate differences	(2.7)	(3.4)	(3.1)
Changes in unrecognized tax benefits	(0.7)	0.4	(0.1)
Non-deductible acquisition costs—Delta	—	2.3	—
Domestic production activities deduction	(2.3)	(1.3)	(1.2)
Other	(1.1)	1.4	—

	2.0%	36.0%	32.2%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2011	2010
Deferred income tax assets:
Accrued expenses and allowances	$16,898	$14,790
Accrued insurance	1,572	1,481
Tax credit and net operating loss carryforwards	166,020	174,283
Defined benefit pension liability	17,006	31,251
Inventory allowances	6,262	3,360
Accrued warranty	4,900	3,613
Deferred compensation	34,720	30,076

Gross deferred income tax assets	247,378	258,854
Valuation allowance	(123,522)	(208,130)

Net deferred income tax assets	123,856	50,724

Deferred income tax liabilities:
Property, plant and equipment	36,551	43,713
Intangible assets	60,684	62,281
Other liabilities	9,380	4,514

Total deferred income tax liabilities	106,615	110,508

Net deferred income tax asset/(liability)	$17,241	$(59,784)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

        The following summarizes the activity related to our unrecognized tax benefits in 2011, 2010 and 2009, in thousands:

	2011	2010	2009
Gross unrecognized tax benefits—beginning of year	$5,708	$2,175	$2,369
Gross increases—tax positions in prior period	3	77	71
Gross decreases—tax positions in prior period	(34)	(44)	(157)
Gross increases—current-period tax positions	851	500	486
Gross increases—acquisitions	—	3,000	—
Lapse of statute of limitations	(2,224)	—	(594)

Gross unrecognized tax benefits—end of year	$4,304	$5,708	$2,175

        There are approximately $1,389 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. In the third quarter of 2009, the Company recorded a reduction of its gross unrecognized tax benefit of $594, with $386 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. In the second quarter of 2010, an additional $3,000 of uncertain tax positions were recorded in connection with the acquisition of Delta and did not impact current tax expense. In the third quarter of 2011, the Company recorded a reduction of its gross unrecognized tax benefit of $2,224 with $1,446 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In addition to these amounts, there was an aggregate of $413 and $421 of interest and penalties at December 31, 2011 and December 25, 2010, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2008 and forward remain open under U.S. statutes of limitation. Generally, tax years 2007 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,098 and $5,504 at December 31, 2011 and December 25, 2010, respectively.

        At December 31, 2011 and December 25, 2010, net deferred tax assets of $102,738 and $30,138, respectively, were included in refundable and deferred income taxes ($43,819 at December 31, 2011 and $29,206 at December 25, 2010) and other assets ($58,920 at December 31, 2011 and $932 at December 25, 2010). At December 31, 2011 and December 25, 2010, net deferred tax liabilities of $85,497 and $89,922, respectively, are included in deferred income taxes.

        During 2010, the gross deferred income tax assets and valuation allowances increased significantly. These increases were a result of the acquisition of Delta. At December 31, 2011 and December 25, 2010 respectively, there were $166,020 and $174,283 relating mainly to operating loss and tax credit carryforwards and $17,006 and $31,251 related to its defined benefit pension obligation.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        In 2011, the company formulated and executed a restructuring plan that resulted in the company being more likely than not to be able to use some of these deferred tax assets. As a result, the company removed valuation allowances with a corresponding decrease in tax expense of $34,402 relating mainly to operating losses and $31,300 relating to defined benefit pension obligation.

        At December 31, 2011 and December 25, 2010, management of the Company reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies.

        Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 31, 2011 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2012 through 2027. The currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

        During 2011 the Company recorded $1,647 in income tax expense on $23,929 of undistributed earnings of foreign subsidiaries which are not considered permanently invested. Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $518,887 at December 31, 2011 and $387,586 at December 25, 2010, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends.

(9) LONG-TERM DEBT

	December 31, 2011	December 25, 2010
6.625% senior unsecured notes(a)	$450,000	$300,000
Unamortized premium on senior unsecured notes(a)	14,100	—
6.875% senior subordinated notes(b)	—	150,000
Revolving credit agreement(c)	—	8,000
IDR Bonds(d)	8,500	8,500
1.75% to 3.485% notes	2,050	2,334

Total long-term debt	474,650	468,834
Less current installments of long-term debt	235	238

Long-term debt, excluding current installments	$474,415	$468,596

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $14,100 at December 31, 2011. $300,000 principal amount of the notes were issued in April 2010 and $150,000 principal amount of the notes were issued in June 2011. The notes bear interest at 6.625% per annum and are due in April 2020. The premium will be amortized against interest expense as interest payments are made over the term

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

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

(ii)
the higher of

The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 100 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or LIBOR (based on a 1 week interest period) plus 125 to 200 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

  At December 31 2011, the Company had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of October 16, 2013 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 31, 2011, the Company had the ability to borrow an additional $260,869 under this facility.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 31, 2011 and December 25, 2010 were 0.24% and 0.50%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at December 31, 2011.

        The minimum aggregate maturities of long-term debt for each of the four years following 2011 are: $235, $283, $268 and $281.

(10) STOCK-BASED COMPENSATION

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 31, 2011, 621,576 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $5,623, $4,893 and $4,046 of compensation expense (included in selling, general and administrative expenses) in the 2011, 2010 and 2009 fiscal years, respectively. The associated tax benefits recorded in the 2011, 2010 and 2009 fiscal years was $2,137, $1,859 and $1,558, respectively.

        At December 31, 2011, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.26 years, was approximately $10,011.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2011, 2010 and 2009 was estimated using the following assumptions:

	2011	2010	2009
Expected volatility	32.50%	31.80%	31.80%
Risk-free interest rate	0.88%	1.62%	2.26%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs.
Dividend yield	0.82%	0.81%	0.66%

        Following is a summary of the activity of the stock plans during 2009, 2010 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 27, 2008	1,112,777	$49.36
Granted	242,707	78.65
Exercised	(186,120)	(26.28)
Forfeited	(43,053)	(64.84)

Outstanding at December 26, 2009	1,126,311	$59.06	5.12	$26,454

Options vested or expected to vest at December 26, 2009	1,085,735	$58.60	5.07	25,998

Options exercisable at December 26, 2009	581,145	$47.76	4.02	20,229

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The weighted average per share fair value of options granted during 2009 was $22.97.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 26, 2009	1,126,311	$59.06
Granted	229,703	85.12
Exercised	(109,711)	(32.09)
Forfeited	(23,409)	(71.11)

Outstanding at December 25, 2010	1,222,894	$66.22	4.86	$25,703

Options vested or expected to vest at December 25, 2010	1,187,408	$65.84	4.81	25,401

Options exercisable at December 25, 2010	708,014	$58.05	3.91	20,614

        The weighted average per share fair value of options granted during 2010 was $23.69.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2010	1,222,894	$66.22
Granted	214,206	85.40
Exercised	(306,218)	(61.57)
Forfeited	(52,169)	(76.12)

Outstanding at December 31, 2011	1,078,713	$70.88	4.68	$22,382

Options vested or expected to vest at December 31, 2011	1,048,182	$70.52	4.63	22,113

Options exercisable at December 31, 2011	618,844	$61.57	3.56	18,441

        The weighted average per share fair value of options granted during 2011 was $23.32.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        Following is a summary of the status of stock options outstanding at December 31, 2011:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 19.73 - 34.33	126,354	1.86 years	$25.59	126,354	$25.59
40.21 - 60.97	255,880	3.40 years	56.66	235,980	56.90
64.36 - 99.13	684,250	5.64 years	83.74	256,510	83.59
105.44 - 110.26	12,229	6.25 years	109.04	—	—

	1,078,713			618,844

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2011, 2010 and 2009, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2011	2010	2009
Shares issued	47,417	29,076	21,607
Weighted-average per share price on grant date	$88.26	$80.91	$64.44
Compensation expense	$2,004	$2,541	$2,595

        At December 31, 2011 the amount of deferred stock-based compensation granted, to be recognized over a weighted-average period of 2.2 years, was approximately $5,469.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2011:
Net earnings attributable to Valmont Industries, Inc.	$228,308	$—	$228,308
Weighted average shares outstanding (000's)	26,329	221	26,550
Per share amount	$8.67	$0.07	$8.60
2010:
Net earnings attributable to Valmont Industries, Inc.	$94,379	$—	$94,379
Weighted average shares outstanding (000's)	26,100	322	26,422
Per share amount	$3.62	$0.05	$3.57
2009:
Net earnings attributable to Valmont Industries, Inc.	$150,562	$—	$150,562
Weighted average shares outstanding (000's)	25,951	338	26,289
Per share amount	$5.80	$0.07	$5.73

        At the end of fiscal years 2011, 2010 and 2009, there were approximately 20,000, 8,000, and 255,000 options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2011, 2010 and 2009 Company contributions to these plans amounted to approximately $8,700, $8,300, and $8,700 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $19,100 and $18,400 at December 31, 2011 and December 25, 2010, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. In fiscal 2011, $322 was distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code. All distributions were made in cash.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 31, 2011 the carrying amount of the Company's long-term debt was $474,650 with an estimated fair value of approximately $513,449. At December 25, 2010, the carrying amount of the Company's long-term debt was $468,154 with an estimated fair value of approximately $481,275.

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

		Fair Value Measurement Using:
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,152	$19,152	$—	$—

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$18,433	$18,433	$—	$—

(14) DERIVATIVE FINANCIAL INSTRUMENTS

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

        Annual consolidated purchase requirements are approximately 900,000 MMBtu. At December 31,2011 there were no open swaps outstanding. At December 25, 2010, there were open swaps totaling 180,000 MMBtu with a total unrealized loss of $1, which was recorded in the Company's consolidated statement of operations for the fiscal year ended December 25, 2010.

        Foreign Currency Fluctuations:    The Company operates in a number of different foreign countries and may enter into business transactions that are in currencies that are different from a given operation's functional currency. In certain cases, the Company may enter into foreign currency exchange contracts to manage a portion of the foreign exchange risk associated with either a receivable or payable denominated in a foreign currency, a forecasted transaction or a series of forecasted transactions denominated in a foreign currency.

        There were no significant open foreign currency contracts at December 31, 2011 or December 25, 2010. For the fiscal year ended December 26, 2009, the Company recorded losses $2,127 in its consolidated statements of earnings associated with certain contracts to fix the Polish zloty/euro exchange rate on forecasted sales transactions of its Polish manufacturing operation that were denominated in euros.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(15) GUARANTEES

        The Company has guaranteed the repayment of a bank loan of a nonconsolidated equity investee. The guarantee continues until the loan, including accrued interest and fees, have been paid in full. The maximum amount of the guarantee is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. As of December 31, 2011, the maximum amount of the guarantee was approximately $700. This loan guarantee is accompanied by a guarantee from the majority owner to the Company. The Company recorded the fair value of these guarantees of $100 in "Accrued expenses" at December 31, 2011 and December 25, 2010.

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 31, 2011 and December 25, 2010, were as follows:

	2011	2010
Balance, beginning of period	$12,016	$16,172
Payments made	(9,662)	(13,301)
Change in liability for warranties issued during the period	12,776	9,849
Change in liability for pre-existing warranties	(1,544)	(704)

Balance, end of period	$13,586	$12,016

(16) DEFINED BENEFIT RETIREMENT PLAN

        Delta provides defined benefit retirement income to eligible employees in the United Kingdom and is the plan sponsor. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 31, 2011.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. At the date of the Delta acquisition (May 12, 2010), the Company determined fair value of the PBO and plan assets. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.5442/£ and $1.5425/£ to translate the net pension liability into U.S. dollars at December 25, 2010 and December 31, 2011, respectively.

        Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (ABO) is the present value of benefits earned to date assuming no future compensation growth. As there are no active employees in the plan, the ABO is equal to the PBO. The underfunded ABO represents the difference between the PBO and the fair value of plan assets. Changes in the PBO and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

fair value of plan assets for the pension plan for the period from May 12, 2010 to December 25, 2010 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair value at May 12, 2010	$478,993	$351,056	$(127,937)
Service cost	154	—
Employer contributions	—	938
Interest cost	16,654	—
Actual return on plan assets	—	11,275
Benefits paid	(5,698)	(5,698)
Actuarial gain	(28,952)	—
Currency translation	2,656	2,065

Fair Value at December 25, 2010	$463,807	$359,636	$(104,171)

        Changes in the PBO and fair value of plan assets for the pension plan for the period from December 26, 2010 to December 31, 2011 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair value at December 25, 2010	$463,807	$359,636	$(104,171)
Service cost	—	—
Employer contributions	—	11,860
Interest cost	25,643	—
Actual return on plan assets	—	67,474
Benefits paid	(11,539)	(11,539)
Actuarial loss	16,187	—
Currency translation	(1,579)	(2,936)

Fair Value at December 31, 2011	$492,519	$424,495	$(68,024)

        Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2011 and December 25, 2010 consisted of actuarial gains:

Balance December 26, 2009	$—
Actuarial gain	28,952

Balance December 25, 2010	28,952
Actuarial gain	31,093
Currency translation loss	(31)

Balance December 31, 2011	60,014

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 31, 2011 and December 25, 2010 were as follows:

Percentages	2011	2010
Discount rate	4.80%	5.50%
Salary increase	N/A	4.50%
Inflation	2.30%	2.80%

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

        The components of the net periodic pension expense were as follows for the period from May 12, 2010 to December 25, 2010 and for the fiscal year ended December 31, 2011 were as follows:

	2011	2010
Net Periodic Benefit Cost:
Service cost	$—	$154
Interest cost	25,643	16,654
Expected return on plan assets	(20,194)	(10,934)

Net periodic benefit expense	$5,449	$5,874

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2011 and 2010:

Percentages	2011	2010
Discount rate	5.50%	5.60%
Expected return on plan assets	5.40%	5.51%
Salary increase	N/A	4.70%
Inflation	3.50%	3.70%

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

Cash Contributions

        Employer contributions to the pension plan have been set at $9,718 (£6,300) per annum in accordance with the Plan's 10-year recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,543 (£1,000) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2012 through 2021:

2012	$11,414
2013	11,723
2014	12,186
2015	12,494
2016	12,803
Years 2017 - 2021	70,029

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

        The pension plan investments are held in a trust. Most of the pension plan assets are invested in fixed income securities. The debt portfolio is also broadly diversified and invested primarily in U.K. Treasury and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at December 31, 2011.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        At December 31, 2011 and December 25, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2011	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$1,556	$—	$1,556
Index-linked gilts	—	97,422	—	97,422
Corporate bonds	—	309,206	—	309,206
Corporate stock	—	16,276	—	16,276
Other investments	—	35	—	35

Total plan net assets at fair value	$—	$424,495	$—	$424,495

December 25, 2010	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$1,397	$—	$1,397
Index-linked gilts	—	50,803	—	50,803
Corporate bonds	—	290,303	—	290,303
Corporate stock	—	16,986	—	16,986
Other investments	—	147	—	147

Total plan net assets at fair value	$—	$359,636	$—	$359,636

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

          COATINGS:     This segment consists of galvanizing, anodizing and powder coating services on a global basis; and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

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

Summary by Business Segments

	2011	2010	2009
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$573,121	$490,359	$455,583
Communication Products	109,131	105,852	141,463
Access Systems	135,341	81,103	—

Engineered Infrastructure Products segment	817,593	677,314	597,046
Utility Support Structures segment:
Steel	546,926	407,703	578,740
Concrete	77,944	67,217	121,808

Utility Support Structures segment	624,870	474,920	700,548
Coatings segment	327,322	238,273	115,530
Irrigation segment	666,007	443,371	362,187
Other	331,986	198,550	68,639

Total	2,767,778	2,032,428	1,843,950
INTERSEGMENT SALES:
Engineered Infrastructure Products	24,996	8,044	14,744
Utility Support Structures	4,105	2,219	2,331
Coatings	46,534	29,906	24,954
Irrigation	111	12	16
Other	30,552	16,742	15,304

Total	106,298	56,923	57,349
NET SALES:
Engineered Infrastructure Products segment	792,597	669,270	582,302
Utility Support Structures segment	620,765	472,701	698,217
Coatings segment	280,788	208,367	90,576
Irrigation segment	665,896	443,359	362,171
Other	301,434	181,808	53,335

Total	$2,661,480	$1,975,505	$1,786,601

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

	2011	2010	2009
OPERATING INCOME (LOSS):
Engineered Infrastructure Products	$40,753	$52,151	$45,143
Utility Support Structures	70,643	51,741	164,834
Coatings	58,656	42,602	24,669
Irrigation	107,759	61,973	35,086
Other	45,670	28,499	12,971
Corporate	(60,171)	(58,553)	(44,709)

Total	263,310	178,413	237,994
Interest expense, net	(26,910)	(26,107)	(14,250)
Other	(2,643)	676	2,340

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$233,757	$152,982	$226,084

TOTAL ASSETS:
Engineered Infrastructure Products	$750,992	$762,600	$514,564
Utility Support Structures	432,657	360,256	311,862
Coatings	283,588	325,675	98,861
Irrigation	267,615	209,850	183,243
Other	203,185	222,984	27,860
Corporate	368,039	209,378	165,749

Total	$2,306,076	$2,090,743	$1,302,139

CAPITAL EXPENDITURES:
Engineered Infrastructure Products	$13,328	$17,050	$12,735
Utility Support Structures	31,501	5,228	13,899
Coatings	22,881	5,570	1,493
Irrigation	8,766	4,248	10,189
Other	4,501	1,582	583
Corporate	2,092	2,414	5,230

Total	$83,069	$36,092	$44,129

DEPRECIATION AND AMORTIZATION:
Engineered Infrastructure Products	$30,637	$25,281	$21,203
Utility Support Structures	12,548	11,320	10,287
Coatings	12,175	8,376	4,074
Irrigation	6,006	4,823	4,298
Other	8,539	6,260	1,826
Corporate	4,655	3,603	3,059

Total	$74,560	$59,663	$44,747

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2011	2010	2009
NET SALES:
United States	$1,473,819	$1,088,724	$1,297,699
Australia	491,395	273,551	16,438
France	79,329	99,508	75,701
China	148,219	121,437	118,650
Other	468,718	392,285	278,113

Total	$2,661,480	$1,975,505	$1,786,601

LONG-LIVED ASSETS:
United States	$439,147	$450,587	$441,944
Australia	329,453	283,714	—
France	11,342	11,917	12,470
China	32,565	30,877	23,097
Canada	36,979	39,252	39,163
Other	203,647	180,170	70,073

Total	$1,053,133	$996,517	$586,747

        No single customer accounted for more than 10% of net sales in 2011, 2010, or 2009. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. No foreign country other than as disclosed herein accounted for more than 5% of the Company's net sales.

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

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On April 8, 2010, the Company issued $300,000 of senior unsecured notes at a coupon interest rate of 6.625% per annum. In June 2011, the Company issued an additional $150,000 principal amount of these notes to redeem the senior subordinated notes. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,164,400	$401,443	$1,305,424	$(209,787)	$2,661,480
Cost of sales	863,269	323,812	1,016,305	(208,716)	1,994,670

Gross profit	301,131	77,631	289,119	(1,071)	666,810
Selling, general and administrative expenses	166,964	50,783	185,753	—	403,500

Operating income	134,167	26,848	103,366	(1,071)	263,310

Other income (expense):
Interest expense	(35,456)	—	(719)	—	(36,175)
Interest income	59	331	8,875	—	9,265
Other	(311)	59	(2,391)	—	(2,643)

	(35,708)	390	5,765	—	(29,553)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	98,459	27,238	109,131	(1,071)	233,757

Income tax expense (benefit):
Current	48,243	10,571	30,738	—	89,552
Deferred	(4,787)	(964)	(79,211)	—	(84,962)

	43,456	9,607	(48,473)	—	4,590

Earnings before equity in earnings of nonconsolidated subsidiaries	55,003	17,631	157,604	(1,071)	229,167
Equity in earnings of nonconsolidated subsidiaries	173,305	125,269	6,818	(297,333)	8,059

Net earnings	228,308	142,900	164,422	(298,404)	237,226
Less: Earnings attributable to noncontrolling interests	—	—	(8,918)	—	(8,918)

Net earnings attributable to Valmont Industries, Inc	$228,308	$142,900	$155,504	$(298,404)	$228,308

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF EARNINGS

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

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF EARNINGS

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

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS

December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,545	$18,257	$317,092	$—	$362,894
Receivables, net	122,409	53,567	250,707	—	426,683
Inventories	125,862	77,838	190,082	—	393,782
Prepaid expenses	3,448	1,009	21,308	—	25,765
Refundable and deferred income taxes	22,053	6,218	15,548	—	43,819

Total current assets	301,317	156,889	794,737	—	1,252,943

Property, plant and equipment, at cost	427,398	107,315	376,929	—	911,642
Less accumulated depreciation and amortization	283,786	54,740	118,239	—	456,765

Net property, plant and equipment	143,612	52,575	258,690	—	454,877

Goodwill	20,108	107,542	187,012	—	314,662
Other intangible assets	661	59,389	108,033	—	168,083
Investment in subsidiaries and intercompany accounts	1,338,299	695,745	596,301	(2,630,345)	—
Other assets	30,192	—	85,319	—	115,511

Total assets	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$48	$—	$235
Notes payable to banks	—	—	11,403	—	11,403
Accounts payable	85,974	21,428	127,135	—	234,537
Accrued expenses	72,341	14,259	70,528	—	157,128
Dividends payable	4,767	—	—	—	4,767

Total current liabilities	163,269	35,687	209,114	—	408,070

Deferred income taxes	21,891	27,661	35,945	—	85,497
Long-term debt, excluding current installments	473,419	—	996	—	474,415
Other noncurrent liabilities	28,648	—	111,535	—	140,183
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	181,542	893,884	(1,075,426)	—
Retained earnings	1,079,698	370,258	407,677	(777,935)	1,079,698
Accumulated other comprehensive income	64,052	(958)	65,010	(64,052)	64,052
Treasury stock	(24,688)	—	—	—	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,146,962	1,008,792	1,621,553	(2,630,345)	1,146,962

Non controlling interest in consolidated subsidiaries	—	—	50,949	—	50,949

Total shareholders' equity	1,146,962	1,008,792	1,672,502	(2,630,345)	1,197,911

Total liabilities and shareholders' equity	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

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

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$228,308	$142,900	$164,422	$(298,404)	$237,226
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,570	15,593	38,397	—	74,560
Stock-based compensation	5,931	—	—	—	5,931
Defined benefit pension plan expense	—	—	5,449	—	5,449
Contribution to defined benefit pension plan	—	—	(11,860)	—	(11,860)
Loss on sale of property, plant and equipment	18	123	552	—	693
Equity in earnings in nonconsolidated subsidiaries	(1,241)	—	(6,818)	—	(8,059)
Deferred income taxes	(4,787)	(964)	(79,211)	—	(84,962)
Other
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(16,228)	(2,904)	1,702	—	(17,430)
Inventories	(61,976)	(45,808)	(11,082)	—	(118,866)
Prepaid expenses	30	(89)	(3,983)	—	(4,042)
Accounts payable	22,311	6,174	14,152	—	42,637
Accrued expenses	18,298	6,112	(12,565)	—	11,845
Other noncurrent liabilities	598	—	(6,479)	—	(5,881)
Income taxes payable	21,329	—	1,101		22,430

Net cash flows from operating activities	233,161	121,137	93,777	(298,404)	149,671

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,185)	(12,180)	(51,704)	—	(83,069)
Acquisitions, net of cash acquired	—	—	(1,539)	—	(1,539)
Proceeds from sale of assets	51	408	3,247	—	3,706
Other, net	(190,242)	(109,457)	(1,866)	298,404	(3,161)

Net cash flows from investing activities	(209,376)	(121,229)	(51,862)	298,404	(84,063)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,698	—	2,698
Proceeds from long-term borrowings	277,832	—	—	—	277,832
Principal payments on long-term obligations	(271,192)	—	(53)	—	(271,245)
Dividends paid	(18,227)	—	—	—	(18,227)
Intercompany dividends	14,090	17,730	(31,820)	—	—
Dividends to noncontrolling interest	—	—	(4,958)	—	(4,958)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Settlement of financial derivative	(3,568)	—	—	—	(3,568)
Debt issuance fees	(1,339)	—	—	—	(1,339)
Proceeds from exercises under stock plans	20,008	—	—	—	20,008
Excess tax benefits from stock option exercises	3,033	—	—	—	3,033
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises:	(20,090)	—	—	—	(20,090)

Net cash flows from financing activities	(4,255)	17,730	(59,386)	—	(45,911)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,707)	—	(3,707)

Net change in cash and cash equivalents	19,530	17,638	(21,178)	—	15,990
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of year	$27,545	$18,257	$317,092	$—	$362,894

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$94,379	$40,148	$54,943	$(89,057)	$100,413
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,069	12,749	26,845	—	59,663
Stock-based compensation	7,154	—	—	—	7,154
Defined benefit pension plan expense	—	—	5,874	—	5,874
Loss on sale of property, plant and equipment	66	44	3,093	—	3,203
Equity in earnings in nonconsolidated subsidiaries	(914)	—	(1,525)	—	(2,439)
Deferred income taxes	(657)	4,984	690	—	5,017
Other	(393)	—	—	—	(393)
Changes in assets and liabilities, before acquisitions:
Receivables	(30,979)	(2,008)	(18,806)	—	(51,793)
Inventories	13,820	10,792	(2,291)	—	22,321
Prepaid expenses	(169)	(465)	4,999	—	4,365
Accounts payable	9,246	1,643	(11,761)	—	(872)
Accrued expenses	(6,108)	(9,689)	8,255	—	(7,542)
Other noncurrent liabilities	(598)	—	—	—	(598)
Income taxes payable (refundable)	(10,395)	14,923	3,319		7,847

Net cash flows from operations	94,521	73,121	73,635	(89,057)	152,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,702)	(4,815)	(19,575)	—	(36,092)
Proceeds from sale of property, plant and equipment	22	286	11,079	—	11,387
Acquisitions (net of cash acquired of $198,810)	—	(436,736)	187,679	—	(249,057)
Dividends from nonconsolidated subsidiaries	100	—	10,025	—	10,125
Other, net	(1,156)	(76,593)	(10,384)	89,057	924

Net cash flows from investing activities	(12,736)	(517,858)	178,824	89,057	(262,713)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	(12)	(3,063)	—	(3,075)
Proceeds from long-term borrowings	491,000	—	680	—	491,680
Principal payments on long-term obligations	(183,188)	—	(97)	—	(183,285)
Dividends paid	(16,588)	—	—	—	(16,588)
Dividends to noncontrolling interest	—	—	(13,071)	—	(13,071)
Retirement of Delta plc preference shares	—	—	(4,467)	—	(4,467)
Debt issuance fees	(3,858)	—	—	—	(3,858)
Intercompany loan activity	(443,702)	443,702			—
Proceeds from exercises under stock plans	4,464	—	—	—	4,464
Excess tax benefits from stock option exercises	2,021	—	—	—	2,021
Purchase of treasury shares	(2,676)	—	1,800	—	(876)
Purchase of common treasury shares—stock plan exercises	(3,260)	—	—	—	(3,260)

Net cash flows from financing activities	(155,787)	443,690	(18,218)	—	269,685

Effect of exchange rate changes on cash and cash equivalents	—	—	6,926	—	6,926

Net change in cash and cash equivalents	(74,002)	(1,047)	241,167	—	166,118
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of year	$8,015	$619	$338,270	$—	$346,904

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 31, 2011

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 26, 2009

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$153,941	$40,623	$51,696	$(92,319)	$153,941
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,005	12,666	13,077	—	44,748
Stock-based compensation	6,586	—	—	—	6,586
Loss on sale of property, plant and equipment	90	416	676	—	1,182
Equity in earnings in nonconsolidated subsidiaries	(656)	—	(95)	—	(751)
Deferred income taxes	8,338	1,657	(2,620)	—	7,375
Other	(267)	—	(238)	—	(505)
Changes in assets and liabilities, before acquisitions:
Receivables	38,348	12,971	22,863	—	74,182
Inventories	55,187	27,091	24,967	—	107,245
Prepaid expenses	53	185	(7,506)	—	(7,268)
Accounts payable	(15,070)	(6,202)	1,554	—	(19,718)
Accrued expenses	(1,394)	4,662	(6,288)	—	(3,020)
Other noncurrent liabilities	(1,523)	—	823	—	(700)
Income taxes payable (refundable)	1,612	(15,566)	177	—	(13,777)

Net cash flows from operating activities	264,250	78,503	99,086	(92,319)	349,520

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,818)	(7,671)	(11,640)		(44,129)
Proceeds from sale of property, plant and equipment	367	553	411	—	1,331
Other, net	11,557	(71,184)	(33,489)	92,319	(797)

Net cash flows from investing activities	(12,894)	(78,302)	(44,718)	92,319	(43,595)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(7,652)	—	(7,652)
Proceeds from long-term borrowings	—	—	10,001	—	10,001
Principal payments on long-term obligations	(176,504)	(38)	(11,427)	—	(187,969)
Dividends paid	(14,695)	—	—	—	(14,695)
Dividends to noncontrolling interest	—	—	(956)	—	(956)
Proceeds from exercises under stock plans	4,942	—	—	—	4,942
Excess tax benefits from stock option exercises	2,665	—	—	—	2,665
Purchase of treasury shares	(669)	—	—	—	(669)
Purchase of common treasury shares—stock plan exercises	(4,067)	—	—	—	(4,067)

Net cash flows from financing activities	(188,328)	(38)	(10,034)	—	(198,400)

Effect of exchange rate changes on cash and cash equivalents	—	—	4,694	—	4,694

Net change in cash and cash equivalents	63,028	163	49,029	—	112,219
Cash and cash equivalents—beginning of year	18,989	1,503	48,075	—	68,567

Cash and cash equivalents—end of year	$82,017	$1,666	$97,103	$—	$180,786

*****

QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except per share amounts)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2011
First	$567,949	$136,493	$25,609	$0.98	$0.97	$116.02	$86.08	$0.165
Second	668,609	167,982	45,827	1.74	1.72	110.38	88.36	0.180
Third	672,192	167,390	42,141	1.60	1.59	111.76	78.75	0.180
Fourth(1)	752,730	194,945	114,731	4.35	4.33	93.45	73.00	0.180

Year	$2,661,480	$666,810	$228,308	$8.67	$8.60	$116.02	$73.00	$0.705

2010
First	$367,402	$100,730	$16,463	$0.63	$0.62	$84.60	$65.30	$0.150
Second(2)	481,559	128,646	17,115	0.66	0.65	88.08	74.08	0.165
Third(2)	527,831	132,521	25,935	0.99	0.98	80.12	65.94	0.165
Fourth(2)	598,713	157,677	34,866	1.33	1.32	88.18	70.46	0.165

Year	$1,975,505	$519,574	$94,379	$3.62	$3.57	$88.18	$65.30	$0.645

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(1)
The fourth quarter of 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets.

(2)
On May 12, 2010, we acquired 100% of the ordinary shares of Delta plc ("Delta"). Delta's operating results are included in fiscal 2010 starting May 12.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of guidance related to the presentation of comprehensive income.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 28, 2012

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 31, 2011. The Company was added to these indexes in 2009 by Standard & Poor's. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

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

(a)(3)    Exhibits.

  Index to Exhibits, Page 96

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Delta Acquisition	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-three weeks ended December 31, 2011
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$8,406	—	1,627	$(2,478)	$7,555
Allowance for deferred income tax asset valuation	208,130	—	(84,608)	—	123,522
Fifty-two weeks ended December 25, 2010
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,905	3,124	939	(1,562)	$8,406
Allowance for deferred income tax asset valuation	4,529	204,470	(869)	—	208,130
Fifty-two weeks ended December 26, 2009
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,269	—	932	(296)	$5,905
Allowance for deferred income tax asset valuation	8,753	—	(4,224)	—	4,529

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2012.

Valmont Industries, Inc.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/28/2012
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2/28/2012
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	2/28/2012
Walter Scott, Jr.*	Kenneth E. Stinson*
Glen A. Barton*	Stephen R. Lewis, Jr.*
Daniel P. Neary*	K.R. (Kaj) den Daas*
Clark (Sandy) Randt*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 28th day of February, 2012. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

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
Exhibit 10.3*	—	The Company's 2002 Stock Plan.
Exhibit 10.4	—
Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.5	—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.
Exhibit 10.6*	—	Form of Stock Option Agreement.
Exhibit 10.7*	—	Form of Restricted Stock Agreement.
Exhibit 10.8	—	Form of Restricted Stock Unit Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 10.9	—
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
Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2011", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 24, 2012.
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
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) Notes to Condensed Financial Statements (tagged as blocks of text).

*
Filed herewith

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.13.