Form 10-Q
period 2012-03-31
VALMONT INDUSTRIES INC
filed 2012-04-30
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 Or

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

26,547,150
Outstanding shares of common stock as of April 24, 2012

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Product sales	$641,987	$501,168
Services sales	75,363	66,781

Net sales	717,350	567,949
Product cost of sales	482,708	385,000
Services cost of sales	48,328	46,456

Total cost of sales	531,036	431,456

Gross profit	186,314	136,493
Selling, general and administrative expenses	103,496	91,192

Operating income	82,818	45,301

Other income (expenses):
Interest expense	(7,807)	(8,271)
Interest income	2,078	1,787
Other	1,577	390

	(4,152)	(6,094)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	78,666	39,207

Income tax expense:
Current	27,029	12,504
Deferred	737	784

	27,766	13,288

Earnings before equity in earnings of nonconsolidated subsidiaries	50,900	25,919
Equity in earnings of nonconsolidated subsidiaries	1,688	954

Net earnings	52,588	26,873
Less: Earnings attributable to noncontrolling interests	(263)	(1,264)

Net earnings attributable to Valmont Industries, Inc.	$52,325	$25,609

Earnings per share:
Basic	$1.98	$0.98
Diluted	$1.96	$0.97

Cash dividends declared per share	$0.180	$0.165

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,396	26,271

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,678	26,537

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Net earnings	$52,588	$26,873

Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized translation gains	29,562	22,071
Actuarial gain in defined benefit pension plan	1,871	1,411
Amortization of loss on cash flow hedge	100	—

Other comprehensive income	31,533	23,482

Comprehensive income	84,121	50,355
Comprehensive income attributable to noncontrolling interests	(5,014)	(3,242)

Comprehensive income attributable to Valmont Industries, Inc.	$79,107	$47,113

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$339,568	$362,894
Receivables, net	450,280	426,683
Inventories	440,600	393,782
Prepaid expenses	27,881	25,765
Refundable and deferred income taxes	42,263	43,819

Total current assets	1,300,592	1,252,943

Property, plant and equipment, at cost	945,457	911,642
Less accumulated depreciation and amortization	476,125	456,765

Net property, plant and equipment	469,332	454,877

Goodwill	320,617	314,662
Other intangible assets	168,259	168,083
Other assets	124,169	115,511

Total assets	$2,382,969	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$264	$235
Notes payable to banks	12,293	11,403
Accounts payable	235,743	234,537
Accrued employee compensation and benefits	68,907	83,613
Accrued expenses	82,479	73,515
Dividends payable	4,778	4,767

Total current liabilities	404,464	408,070

Deferred income taxes	86,798	85,497
Long-term debt, excluding current installments	474,015	474,415
Defined benefit pension liability	60,577	68,024
Deferred compensation	33,348	30,741
Other noncurrent liabilities	42,764	41,418
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,130,655	1,079,698
Accumulated other comprehensive income	90,834	64,052
Treasury stock	(23,918)	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,225,471	1,146,962

Noncontrolling interest in consolidated subsidiaries	55,532	50,949

Total shareholders' equity	1,281,003	1,197,911

Total liabilities and shareholders' equity	$2,382,969	$2,306,076

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net earnings	$52,588	$26,873
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,340	17,165
Stock-based compensation	1,563	1,312
Defined benefit pension plan expense	1,021	1,497
Contribution to defined benefit pension plan	(10,750)	—
Loss (gain) on sale of property, plant and equipment	(1)	67
Equity in earnings in nonconsolidated subsidiaries	(1,688)	(954)
Deferred income taxes	737	784
Changes in assets and liabilities:
Receivables	(22,702)	(9,850)
Inventories	(41,032)	(40,044)
Prepaid expenses	(1,052)	(4,746)
Accounts payable	(5,445)	22,952
Accrued expenses	(7,417)	(11,451)
Other noncurrent liabilities	318	(1,490)
Income taxes payable	3,648	3,572

Net cash flows from operating activities	(12,872)	5,687

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,134)	(12,609)
Proceeds from sale of assets	45	99
Other, net	2,673	999

Net cash flows from investing activities	(17,416)	(11,511)

Cash flows from financing activities:
Net borrowings under short-term agreements	725	816
Proceeds from long-term borrowings	3,000	23,000
Principal payments on long-term borrowings	(3,035)	(7,040)
Dividends paid	(4,767)	(4,358)
Dividends to noncontrolling interest	(431)	—
Proceeds from exercises under stock plans	8,230	15,993
Excess tax benefits from stock option exercises	2,134	2,659
Purchase of treasury shares	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(7,747)	(18,153)

Net cash flows from financing activities	(1,891)	8,115

Effect of exchange rate changes on cash and cash equivalents	8,853	9,076

Net change in cash and cash equivalents	(23,326)	11,367
Cash and cash equivalents—beginning of year	362,894	346,904

Cash and cash equivalents—end of period	$339,568	$358,271

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Net earnings	—	—	25,609	—	—	1,264	26,873
Other comprehensive income	—	—	—	21,504	—	1,978	23,482
Cash dividends declared	—	—	(4,358)	—	—	—	(4,358)
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 165,735 shares acquired	—	—	—	—	(18,153)	—	(18,153)
Stock options exercised; 253,133 shares issued	—	(3,971)	(3,124)	—	23,088	—	15,993
Tax benefit from stock option exercises	—	2,659	—	—		—	2,659
Stock option expense	—	1,252	—	—		—	1,252
Stock awards; 2,992 shares issued	—	60	—	—	324	—	384

Balance at March 26, 2011	$27,900	$—	$868,396	$85,149	$(25,465)	$97,477	$1,053,457

Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	52,325	—	—	263	52,588
Other comprehensive income	—	—	—	26,782	—	4,751	31,533
Cash dividends declared	—	—	(4,778)	—	—	—	(4,778)
Dividends to noncontrolling interests	—	—	—	—	—	(431)	(431)
Stock plan exercises; 69,376 shares acquired	—	—	—	—	(7,747)	—	(7,747)
Stock options exercised; 133,510 shares issued	—	(3,605)	3,410	—	8,425	—	8,230
Tax benefit from stock option exercises	—	2,134	—	—	—	—	2,134
Stock option expense	—	1,245	—	—	—	—	1,245
Stock awards; 402 shares issued	—	226	—	—	92	—	318

Balance at March 31, 2012	$27,900	$—	$1,130,655	$90,834	$(23,918)	$55,532	$1,281,003

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 31, 2012, the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows and Shareholders' Equity for the thirteen week periods ended March 31, 2012 and March 26, 2011 have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 31, 2012 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 37% and 40% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 31, 2012 and December 31, 2011, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $52,062 and $49,536 at March 31, 2012 and December 31, 2011, respectively.

        Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials and purchased parts	$216,182	$202,953
Work-in-process	30,342	28,053
Finished goods and manufactured goods	246,138	212,312

Subtotal	492,662	443,318
Less: LIFO reserve	52,062	49,536

	$440,600	$393,782

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen week periods ended March 31, 2012 and March 26, 2011, were as follows:

	2012	2011
United States	$62,695	$26,117
Foreign	15,971	13,090

	$78,666	$39,207

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 31, 2012, 861,939 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen week periods ended March 31, 2012 and March 26, 2011, were as follows:

	2012	2011
Compensation expense	$1,245	$1,252
Income tax benefits	479	482

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

		Fair Value Measurement Using:
	Carrying Value March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$21,491	$21,491	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,152	$19,152	$—	$—

  Comprehensive Income

        Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$40,881	$16,070
Actuarial gain in defined benefit pension plan	53,188	51,317
Loss on cash flow hedge	(3,235)	(3,335)

	$90,834	$64,052

2. Goodwill and Intangible Assets

  Amortized Intangible Assets

        The components of amortized intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$158,255	$53,668	13 years
Proprietary Software & Database	3,130	2,739	6 years
Patents & Proprietary Technology	9,707	4,323	8 years
Non-compete Agreements	1,826	1,377	6 years

	$172,918	$62,107

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,629	$50,107	13 years
Proprietary Software & Database	3,116	2,711	6 years
Patents & Proprietary Technology	9,489	3,863	8 years
Non-compete Agreements	1,812	1,307	6 years

	$170,046	$57,988

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets for the thirteen week periods ended March 31, 2012 and March 26, 2011 was $3,545 and $3,532, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2012	$14,243
2013	13,383
2014	12,957
2015	12,060
2016	11,479

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at and were as follows:

	March 31, 2012	December 31, 2011	Year Acquired
Webforge	$17,266	$16,659	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,113	8,792	2010
Donhad	6,875	6,633	2010
PiRod	1,750	1,750	2001
Industrial Galvanizers	3,997	3,856	2010
Other	7,336	7,224

	$57,448	$56,025

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

        The Company's trade names were tested for impairment in the third quarter of 2011. The values of the trade names were determined using the relief-from-royalty method. The Company determined that the value of its trade names were not impaired, except for the PiRod and Industrial Galvanizers of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Goodwill and Intangible Assets (Continued)

America trade names. The evaluations of these trade names were completed in the fourth quarter of 2011, which resulted in a write down of $3,779.

  Goodwill

        The carrying amount of goodwill by segment as of March 31, 2012 and December 31, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662
Foreign currency translation	5,204	—	51	23	677	5,955

Balance March 31, 2012	$156,762	$77,141	$64,871	$2,599	$19,244	$320,617

        The Company's goodwill was tested for impairment during the third quarter of 2011. As a result of that testing, the Company determined that it's goodwill was not impaired. The valuation of reporting units exceeded their respective carrying values by a substantial margin, except the Webforge reporting unit in the Engineered Infrastructures Products segment, which has goodwill of $64,500 and an excess of fair value over carrying value of $3.1 million. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

3. Cash Flow Supplementary Information

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen week periods ended March 31, 2012 and March 26, 2011 were as follows:

	2012	2011
Interest	$367	$366
Income taxes	21,246	5,296

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 31, 2012:
Net earnings attributable to Valmont Industries, Inc.	$52,325	$—	$52,325
Shares outstanding	26,396	282	26,678
Per share amount	$1.98	$(0.02)	$1.96
Thirteen weeks ended March 26, 2011:
Net earnings attributable to Valmont Industries, Inc.	$25,609	$—	$25,609
Shares outstanding	26,271	266	26,537
Per share amount	$0.98	$(0.01)	$0.97

        At March 31, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock. At March 26, 2011 there were 8,962 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen weeks ended March 26, 2011.

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

Summary by Business Segment

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Sales:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$133,297	$117,311
Communication Products	26,695	20,423
Access Systems	37,907	31,196

Engineered Infrastructure Products segment	197,899	168,930
Utility Support Structures segment:
Steel	166,964	109,898
Concrete	24,268	15,749

Utility Support Structures segment	191,232	125,647

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Business Segments (Continued)

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Coatings segment	82,847	73,450
Irrigation segment	196,266	151,048
Other	86,063	73,986

Total	754,307	593,061
Intersegment Sales:
Engineered Infrastructure Products	12,392	5,944
Utility Support Structures	1,980	308
Coatings	12,697	11,505
Irrigation	425	3
Other	9,463	7,352

Total	36,957	25,112
Net Sales:
Engineered Infrastructure Products segment	185,507	162,986
Utility Support Structures segment	189,252	125,339
Coatings segment	70,150	61,945
Irrigation segment	195,841	151,045
Other	76,600	66,634

Total	$717,350	$567,949

Operating Income:
Engineered Infrastructure Products	$8,024	$2,203
Utility Support Structures	25,104	13,499
Coatings	16,512	10,292
Irrigation	38,408	23,894
Other	11,411	8,914
Corporate	(16,641)	(13,501)

Total	$82,818	$45,301

6. Guarantor/Non-Guarantor Financial Information

        The Company has $450,000 principal amount of senior unsecured notes outstanding at a coupon interest rate of 6.625% per annum. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks ended March 31, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$364,840	$128,712	$293,942	$(70,144)	$717,350
Cost of sales	267,512	103,642	229,923	(70,041)	531,036

Gross profit	97,328	25,070	64,019	(103)	186,314
Selling, general and administrative expenses	43,272	13,788	46,436	—	103,496

Operating income	54,056	11,282	17,583	(103)	82,818

Other income (expense):
Interest expense	(7,682)	(12,257)	(125)	12,257	(7,807)
Interest income	9	194	14,132	(12,257)	2,078
Other	1,459	14	104	—	1,577

	(6,214)	(12,049)	14,111	—	(4,152)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	47,842	(767)	31,694	(103)	78,666

Income tax expense (benefit):
Current	17,185	(901)	10,745	—	27,029
Deferred	194	1,170	(627)	—	737

	17,379	269	10,118	—	27,766

Earnings before equity in earnings of nonconsolidated subsidiaries	30,463	(1,036)	21,576	(103)	50,900
Equity in earnings of nonconsolidated subsidiaries	21,862	23,108	1,656	(44,938)	1,688

Net earnings	52,325	22,072	23,232	(45,041)	52,588
Other comprehensive income	26,782	(16,367)	47,800	(26,682)	31,533

Comprehensive income	79,107	5,705	71,032	(71,723)	84,121
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5,014)	—	(5,014)

Comprehensive income attributable to Valmont Industries, Inc	$79,107	$5,705	$66,018	$(71,723)	$79,107

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks Ended March 26, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$262,646	$73,841	$270,069	$(38,607)	$567,949
Cost of sales	198,303	58,306	213,385	(38,538)	431,456

Gross profit	64,343	15,535	56,684	(69)	136,493
Selling, general and administrative expenses	37,109	10,751	43,332	—	91,192

Operating income	27,234	4,784	13,352	(69)	45,301

Other income (expense):
Interest expense	(8,189)	—	(82)	—	(8,271)
Interest income	5	—	1,782	—	1,787
Other	371	11	8	—	390

	(7,813)	11	1,708	—	(6,094)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	19,421	4,795	15,060	(69)	39,207

Income tax expense (benefit):
Current	6,489	2,104	3,911	—	12,504
Deferred	60	(261)	985	—	784

	6,549	1,843	4,896	—	13,288

Earnings before equity in earnings of nonconsolidated subsidiaries	12,872	2,952	10,164	(69)	25,919
Equity in earnings of nonconsolidated subsidiaries	12,737	6,367	886	(19,036)	954

Net earnings	25,609	9,319	11,050	(19,105)	26,873
Other comprehensive income	21,504	—	23,482	(21,504)	23,482

Comprehensive income	47,113	9,319	34,532	(40,609)	50,355
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3,242)	—	(3,242)

Comprehensive income attributable to Valmont Industries, Inc.	$47,113	$9,319	$31,290	$(40,609)	$47,113

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,482	$16,405	$298,681	$—	$339,568
Receivables, net	139,551	59,989	250,740	—	450,280
Inventories	128,643	83,101	228,856	—	440,600
Prepaid expenses	1,966	945	24,970	—	27,881
Refundable and deferred income taxes	20,889	5,051	16,323	—	42,263

Total current assets	315,531	165,491	819,570	—	1,300,592

Property, plant and equipment, at cost	435,785	110,066	399,606	—	945,457
Less accumulated depreciation and amortization	287,559	56,418	132,148	—	476,125

Net property, plant and equipment	148,226	53,648	267,458	—	469,332

Goodwill	20,108	107,542	192,967	—	320,617
Other intangible assets	620	57,921	109,718	—	168,259
Investment in subsidiaries and intercompany accounts	1,401,488	1,256,907	612,826	(3,271,221)	—
Other assets	32,349	—	91,820	—	124,169

Total assets	$1,918,322	$1,641,509	$2,094,359	$(3,271,221)	$2,382,969

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$77	$—	$264
Notes payable to banks	—	—	12,293	—	12,293
Accounts payable	87,990	21,299	126,454	—	235,743
Accrued expenses	73,720	8,996	68,670	—	151,386
Dividends payable	4,778	—	—	—	4,778

Total current liabilities	166,675	30,295	207,494	—	404,464

Deferred income taxes	20,922	27,664	38,212	—	86,798
Long-term debt, excluding current installments	473,077	600,309	938	(600,309)	474,015
Other noncurrent liabilities	32,177	—	104,512	—	136,689
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,884	(1,044,170)	—
Retained earnings	1,130,655	392,330	430,646	(822,976)	1,130,655
Accumulated other comprehensive income	90,834	(17,325)	108,159	(90,834)	90,834
Treasury stock	(23,918)	—	—	—	(23,918)

Total Valmont Industries, Inc. shareholders' equity	1,225,471	983,241	1,687,671	(2,670,912)	1,225,471

Noncontrolling interest in consolidated subsidiaries	—	—	55,532	—	55,532

Total shareholders' equity	1,225,471	983,241	1,743,203	(2,670,912)	1,281,003

Total liabilities and shareholders' equity	$1,918,322	$1,641,509	$2,094,359	$(3,271,221)	$2,382,969

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,545	$18,257	$317,092	$—	$362,894
Receivables, net	122,409	53,567	250,707	—	426,683
Inventories	125,862	77,838	190,082	—	393,782
Prepaid expenses	3,448	1,009	21,308	—	25,765
Refundable and deferred income taxes	22,053	6,218	15,548	—	43,819

Total current assets	301,317	156,889	794,737	—	1,252,943

Property, plant and equipment, at cost	427,398	107,315	376,929	—	911,642
Less accumulated depreciation and amortization	283,786	54,740	118,239	—	456,765

Net property, plant and equipment	143,612	52,575	258,690	—	454,877

Goodwill	20,108	107,542	187,012	—	314,662
Other intangible assets	661	59,389	108,033	—	168,083
Investment in subsidiaries and intercompany accounts	1,338,299	695,745	596,301	(2,630,345)	—
Other assets	30,192	—	85,319	—	115,511

Total assets	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$48	$—	$235
Notes payable to banks	—	—	11,403	—	11,403
Accounts payable	85,974	21,428	127,135	—	234,537
Accrued expenses	72,341	14,259	70,528	—	157,128
Dividends payable	4,767	—	—	—	4,767

Total current liabilities	163,269	35,687	209,114	—	408,070

Deferred income taxes	21,891	27,661	35,945	—	85,497
Long-term debt, excluding current installments	473,419	—	996	—	474,415
Other noncurrent liabilities	28,648	—	111,535	—	140,183
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	181,542	893,884	(1,075,426)	—
Retained earnings	1,079,698	370,258	407,677	(777,935)	1,079,698
Accumulated other comprehensive income	64,052	(958)	65,010	(64,052)	64,052
Treasury stock	(24,688)	—	—	—	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,146,962	1,008,792	1,621,553	(2,630,345)	1,146,962

Noncontrolling interest in consolidated subsidiaries	—	—	50,949	—	50,949

Total shareholders' equity	1,146,962	1,008,792	1,672,502	(2,630,345)	1,197,911

Total liabilities and shareholders' equity	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$52,325	$22,072	$23,232	$(45,041)	$52,588
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,595	3,171	9,574	—	17,340
Stock-based compensation	1,563	—	—	—	1,563
Defined benefit pension plan expense	—	—	1,021	—	1,021
Contribution to defined benefit pension plan	—	—	(10,750)	—	(10,750)
Loss (gain) on sale of property, plant and equipment	(9)	7	1	—	(1)
Equity in earnings of nonconsolidated subsidiaries	(32)	—	(1,656)	—	(1,688)
Deferred income taxes	194	1,170	(627)	—	737
Changes in assets and liabilities:
Receivables	(17,142)	(6,418)	858	—	(22,702)
Inventories	(2,780)	(5,263)	(32,167)	(822)	(41,032)
Prepaid expenses	1,482	64	(2,598)	—	(1,052)
Accounts payable	(1,667)	(129)	(3,649)	—	(5,445)
Accrued expenses	1,379	(5,264)	(3,532)	—	(7,417)
Other noncurrent liabilities	1,190	—	(872)	—	318
Income taxes payable (refundable)	3,684	10	(46)		3,648

Net cash flows from operating activities	44,782	9,420	(21,211)	(45,863)	(12,872)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,189)	(2,784)	(8,161)	—	(20,134)
Proceeds from sale of assets	11	1	33	—	45
Other, net	(36,517)	(8,934)	2,261	45,863	2,673

Net cash flows from investing activities	(45,695)	(11,717)	(5,867)	45,863	(17,416)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	725	—	725
Proceeds from long-term borrowings	3,000	—	—	—	3,000
Principal payments on long-term borrowings	(3,000)	—	(35)	—	(3,035)
Dividends paid	(4,767)	—	—	—	(4,767)
Dividends to noncontrolling interest	—	—	(431)	—	(431)
Proceeds from exercises under stock plans	8,230	—	—	—	8,230
Excess tax benefits from stock option exercises	2,134	—	—	—	2,134
Purchase of common treasury shares—stock plan exercises:	(7,747)	—	—	—	(7,747)

Net cash flows from financing activities	(2,150)	—	259	—	(1,891)

Effect of exchange rate changes on cash and cash equivalents	—	445	8,408	—	8,853

Net change in cash and cash equivalents	(3,063)	(1,852)	(18,411)	—	(23,326)
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$24,482	$16,405	$298,681	$—	$339,568

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 26, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$25,609	$9,319	$11,050	$(19,105)	$26,873
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	5,002	3,130	9,033	—	17,165
Stock-based compensation	1,312	—	—	—	1,312
Defined benefit pension plan expense	—	—	1,497	—	1,497
Loss (gain) on sale of property, plant and equipment	(13)	(13)	93	—	67
Equity in earnings of nonconsolidated subsidiaries	(67)	—	(887)	—	(954)
Deferred income taxes	60	(261)	985	—	784
Changes in assets and liabilities:
Receivables	(23,752)	13,939	(37)	—	(9,850)
Inventories	(19,368)	(5,276)	(15,400)	—	(40,044)
Prepaid expenses	(602)	(89)	(4,055)	—	(4,746)
Accounts payable	11,238	216	11,498	—	22,952
Accrued expenses	4,418	229	(16,098)	—	(11,451)
Other noncurrent liabilities	(1,063)	—	(427)	—	(1,490)
Income taxes payable (refundable)	15,143	—	(11,571)		3,572

Net cash flows from operations	17,917	21,194	(14,319)	(19,105)	5,687

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,024)	(4,133)	(6,452)	—	(12,609)
Proceeds from sale of assets	14	13	72	—	99
Other, net	(15,881)	(16,512)	14,287	19,105	999

Net cash flows from investing activities	(17,891)	(20,632)	7,907	19,105	(11,511)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	816	—	816
Proceeds from long-term borrowings	23,000	—	—	—	23,000
Principal payments on long-term borrowings	(7,000)	—	(40)	—	(7,040)
Dividends paid	(4,358)	—	—	—	(4,358)
Proceeds from exercises under stock plans	15,993	—	—	—	15,993
Excess tax benefits from stock option exercises	2,659	—	—	—	2,659
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(18,153)	—	—	—	(18,153)

Net cash flows from financing activities	7,339	—	776	—	8,115

Effect of exchange rate changes on cash and cash equivalents	—	—	9,076	—	9,076

Net change in cash and cash equivalents	7,365	562	3,440	—	11,367
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$15,380	$1,181	$341,710	$—	$358,271

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

        This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended
	March 31, 2012	March 26, 2011	% Incr. (Decr.)
Consolidated
Net sales	$717.4	$567.9	26.3%
Gross profit	186.3	136.5	36.5%
as a percent of sales	26.0%	24.0%
SG&A expense	103.5	91.2	13.5%
as a percent of sales	14.4%	16.1%
Operating income	82.8	45.3	82.8%
as a percent of sales	11.5%	8.0%
Net interest expense	(5.7)	(6.5)	(12.3)%
Effective tax rate	35.3%	33.9%
Net earnings	$52.3	$25.6	104.3%
Diluted earnings per share	$1.96	$0.97	102.1%
Engineered Infrastructure Products Segment
Net sales	$185.5	$163.0	13.8%
Gross profit	45.6	36.2	26.0%
SG&A expense	37.6	34.0	10.6%
Operating income	8.0	2.2	263.6%
Utility Support Structures Segment
Net sales	$189.3	$125.3	51.1%
Gross profit	43.3	29.3	47.8%
SG&A expense	18.2	15.8	15.2%
Operating income	25.1	13.5	85.9%
Coatings Segment
Net sales	$70.2	$62.0	13.2%
Gross profit	25.3	18.6	36.0%
SG&A expense	8.8	8.3	6.0%
Operating income	16.5	10.3	60.2%
Irrigation Segment
Net sales	$195.8	$151.0	29.7%
Gross profit	56.0	38.4	45.8%
SG&A expense	17.6	14.5	21.4%
Operating income	38.4	23.9	60.7%
Other
Net sales	$76.6	$66.6	15.0%
Gross profit	16.3	13.9	17.3%
SG&A expense	4.9	5.0	(2.0)%
Operating income	11.4	8.9	28.1%
Net corporate expense
Gross profit	(0.2)	0.1	(300.0)%
SG&A expense	16.4	13.6	20.6%
Operating loss	(16.6)	(13.5)	23.0%

Overview

        On a consolidated basis, the increase in net sales in fiscal 2012, as compared with 2011, reflected improved sales in all reportable segments. For the company as a whole, the increase in net sales in 2012, as compared with 2011, was due to the following factors:

  •
  Unit sales volumes increased approximately $140 million. All reportable segments experienced improved net sales in fiscal 2012, as compared with 2011. The most significant sales increases were in the Irrigation and Utility Support Structures segments.

  •
  Sales prices overall were up modestly in fiscal 2012, as compared with 2011. In the aggregate, the sales increase in 2012, as compared with 2011, due to price increases and sales mix changes was approximately $9 million.

        Foreign currency translation, in the aggregate, did not have a significant effect on 2012 sales and operating profit, as compared with 2011.

        The increase in gross profit margin (gross profit as a percent of sales) in fiscal 2012, as compared with 2011, was primarily due to moderating raw material costs in 2012 as compared with 2011. In general, steel prices in the first quarter of 2012 were comparable with the same period in 2011. Average zinc costs were somewhat lower in 2012, as compared with 2011. In addition, LIFO expense in the first quarter of 2012 was $7.9 million lower than the same period in 2011, contributing to comparatively higher gross profit margin in 2012, as compared with 2011.

        Selling, general and administrative (SG&A) spending in fiscal 2012, as compared with 2011, increased mainly due to the following factors:

  •
  Increased employee incentive accruals of $3.6 million, due to improved operating results;

  •
  Increased compensation expenses of $3.5 million, associated with increased employment levels and salary increases;

  •
  Deferred compensation expense of $1.2 million associated with the increase in deferred compensation plan liabilities. The corresponding increase in deferred compensation plan assets was recorded as a decrease in "Other" expense; and,

  •
  Australia stamp duty expense of $1.2 million related to the legal restructuring that was completed in fiscal 2011. This expense was non-recurring in nature

        The increase in operating income on a reportable segment basis in 2012, as compared with 2011, was due to improved operating performance in all reportable segments. The "Other" category also reported improved operating profit in 2012, as the grinding media and tubing operations were improved over 2011.

        The decrease in net interest expense in fiscal 2012, as compared with 2011, was attributable to interest savings realized from the refinancing of our $150 million of senior subordinated debt in June 2011 and a slight increase in interest income from our invested cash balances. Average borrowing levels in 2012 were comparable with 2011.

        The decrease in "Other" expenses in fiscal 2012, as compared with 2011, was mainly due to increased investment gains in the assets held in our deferred compensation plan of $1.2 million. The increase in the value of these assets was offset by a corresponding increase in our deferred compensation liabilities, which was reflected as an increase in SG&A expense. Accordingly, there was no effect on net earnings from these investment gains.

        Our effective income tax rate in fiscal 2012 was higher than 2011, mainly due to a higher percentage of our total pre-tax earnings realized from U.S. operations. Income tax rates in the U.S. are higher than in other countries where we operate. As our share of earnings before income taxes from U.S. operations increases, the effective income tax rate normally increases as well.

        Earnings attributable to noncontrolling interests was lower in 2012, as compared with 2011, mainly due to our purchase of the noncontrolling interest in our grinding media operation in June 2011. This operation was previously 40% owned by noncontrolling interests. Earnings in non-consolidated subsidiaries improved in 2012, as compared with 2011, as our 49% owned manganese materials operation experienced improved profitability.

        The improvement in net earnings and earnings per share in 2012, as compared with 2011, were mainly attributed to the improved operating income.

        Our cash flows used by operations were approximately $12.9 million in 2012, as compared with $5.7 million provided by operations in 2011. The slight decrease in operating cash flow resulted from increased working capital associated with higher sales levels and the annual contribution to the Delta Pension Plan being made in the first quarter of 2012 of $10.8 million (the 2011 contribution was made in the second quarter), offset somewhat by higher net earnings in 2012, as compared with 2011.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2012 as compared with 2011 was due to improved sales volumes of approximately $20 million and $3 million of favorable pricing and sales mix changes. Global lighting sales were higher is fiscal 2012, as compared with 2011, mainly due to improved sales in North America. While North American order rates for lighting and traffic structures were stable as compared with 2011, sales volumes in 2012 were positively affected by generally mild weather conditions throughout much of the U.S. The transportation market for lighting and traffic structures continues to be challenging, as the lack of long-term highway funding legislation and state budget challenges we believe are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects were stronger in 2012, as compared with 2011. In Europe, sales in fiscal 2012 were comparable with 2011, as stronger sales in France, Scandinavia and the U.K. were offset by a decrease of $5.5 million in sales from our Turkish and Italian operations that were discontinued late in 2011 and weaker sales volumes in northern Europe.

        Communication product line sales in fiscal 2012 were improved over 2011. North America sales were $7.0 million higher in 2012, as compared with 2011. The increase in sales was attributable to improved market conditions, mild weather conditions in 2012 and the resolution of the proposed AT&T/T-Mobile merger, which we believe slowed sales activity for structures and components in 2011. In China, sales of wireless communication structures in 2012 were comparable with 2011.

        Sales in the access systems product line in 2012 were improved as compared with 2011, as industrial production investments in the mining and energy economic sectors are increasing in the Asia Pacific region.

        Sales of highway safety products in 2012 were higher as compared with 2011. Floods in parts of Australia affected infrastructure spending in the first quarter of 2011, as public spending priorities shifted from roadway development to supporting recovery from the floods. The improvement in 2012 reflects a more normal demand pattern for this product line.

        Operating income for the segment in fiscal 2012 was higher than 2011. Improved operating income resulted from higher sales volumes and moderating raw material costs (including $1.1 million of lower LIFO expense). The increase in SG&A spending mainly was attributable to higher compensation costs of $1.4 million and increased employee incentives of $0.7 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in fiscal 2012, as compared with 2011, was due to improved unit sales volumes in the U.S., offset to a degree by an unfavorable sales mix in the U.S. (approximately $5 million) and slightly lower sales volumes in international markets. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid, as evidenced by a very high order rate throughout 2011 and record backlogs at December 31, 2011. Sales pricing on new orders is slowly improving but continues to be very competitive. In international markets, the sales decrease was mainly due to lower sales through our European operations, offset to a degree by higher sales in the Asia Pacific region.

        Operating income in fiscal 2012, as compared with 2011, increased due to the substantial increase in North America sales volume and associated operational leverage. Gross profit margins were negatively affected by the unfavorable sales mix in North America and increased outsourcing of manufactured products in light of the strong sales demand. The increase in SG&A expense for the segment in fiscal 2012 was higher than in 2011, mainly due to increased employee compensation ($0.9 million) and incentives ($0.6 million) associated with the increase in business levels and operating income.

  Coatings segment

        Net sales in the Coatings segment increased in fiscal 2012, as compared with 2011, and improved sales unit volumes in North America and Asia Pacific. In North America, we experienced improved demand from customers in the agriculture and energy economic sectors. Asia Pacific volumes in 2011 were negatively affected by severe weather events in Australia that hampered its economy. Unit pricing effects on sales for the segment were modestly favorable in 2012, as compared with 2011.

        The increase in segment operating income in fiscal 2012, as compared with 2011, was mainly due to improved productivity and operating leverage through volume increases and lower zinc costs. The effect of lower zinc costs on operating income for the segment was approximately $2.4 million. SG&A expenses for the segment in fiscal 2012 were higher than the comparable periods in 2011, mainly due to employee incentives associated with improved operating income.

  Irrigation segment

        The increase in Irrigation segment net sales in fiscal 2012, as compared with 2011, was mainly due to improved sales volumes of approximately $38 million, favorable pricing and sales mix of approximately $8 million, offset by a modest unfavorable currency translation effect. The pricing and sales mix effect was generally due to sales price increases that took effect after the first quarter of 2011 to recover higher material costs in early 2011. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable, with a positive outlook for net farm income in most markets around the world. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, weather conditions in North America in 2012 were generally favorable, further enhancing delivery schedules for irrigation machines and demand for related service parts. In international markets, the sales improvement in fiscal 2012, as compared with 2011, was realized in most markets, especially Europe.

        Operating income for the segment improved in 2012 over 2011, due to improved sales unit volumes in North America and the associated operational leverage. Moderating raw material prices in light of higher selling prices (including $4.9 million in lower LIFO expenses) also contributed to improved operating income in 2012, as compared with 2011. The most significant reason for the increase in SG&A expense in 2012, as compared with 2011, was related to employee compensation costs to support the increase in sales activity ($1.5 million) and increased product development expenses of $0.6 million.

  Other

        This unit includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. The increase in sales and operating income in fiscal 2012, as compared with 2011, was mainly due improved sales volumes in the tubing and grinding media operations. The tubing operation benefited from improved demand from steel service centers and agricultural equipment manufacturers and the grinding media operation realized increased demand from mining industry customers in Australia.

  Net corporate expense

        Net corporate expense in fiscal 2012 increased over 2011, due to higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans (approximately $2.1 million). Net corporate expense also increased due to higher deferred compensation expenses of $1.2 million and stamp duties incurred in Australia related to the 2011 Delta legal restructuring of $1.2 million. These increases were offset somewhat by lower expenses related to the Delta Pension Plan of $0.5 million.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $896.1 million at March 31, 2012, as compared with $844.9 million at December 31, 2011. The increase in net working capital in 2012 mainly resulted from increased receivables and inventories to support the increase in sales. Cash flow used by operations was $12.9 million in fiscal 2012, as compared with $5.7 million provided by operations in fiscal 2011. The decrease in operating cash flow in 2012 was the result of increased net working capital and the annual contribution of $10.8 million to the Delta Pension Plan (the 2011 contribution was made in the second quarter), offset to an extent by higher net earnings in fiscal 2012, as compared with 2011.

        Investing Cash Flows—Capital spending in the fiscal 2012 was $20.1 million, as compared with $12.6 million in 2011. The most significant capital spending projects in 2012 included certain capacity expansions in the Utility segment. We expect our capital spending for the 2012 fiscal year to be approximately $100 million. The increase in expected capital spending over 2011 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $486.6 million at March 31, 2012 from $486.1 million at December 31, 2011. Financing cash flows overall were similar in 2012, as compared with 2011.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 31, 2012, our long-term debt to invested capital ratio was 25.6%, as compared with 26.8% at December 31, 2011. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2012.

        Our debt financing at March 31, 2012 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $51.9 million, $48.6 million of which was unused at March 31, 2012. Our long-term debt principally consists of:

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

        At March 31, 2012 and December 31, 2011, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of October 16, 2013, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 31, 2012, we had the ability to borrow an additional $264.9 million under this facility.

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

        At March 31, 2012, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at March 31, 2012 were as follows:

Interest-bearing debt	$486,572
EBITDA—last 12 months	384,787
Leverage ratio	1.26
Senior Interest-bearing debt	$486,572
EBITDA—last 12 months	384,787
Senior debt ratio	1.26
EBITDA—last 12 months	$384,787
Interest expense—last 12 months	35,959
Interest earned ratio	10.70

        The calculation of EBITDA—last 12 months (March 26, 2011—March 31, 2012) is as follows:

Net cash flows from operations	$131,112
Interest expense	35,959
Income tax expense	19,068
Deferred income tax benefit	85,009
Noncontrolling interest	(7,915)
Equity in earnings of nonconsolidated subsidiaries	8,793
Stock-based compensation	(6,182)
Pension plan expense	(4,973)
Contribution to pension plan	22,610
Changes in assets and liabilities	101,930
Other	(624)

EBITDA	$384,787

Net earnings attributable to Valmont Industries, Inc.	$255,025
Interest expense	35,959
Income tax expense	19,068
Depreciation and amortization expense	74,735

EBITDA	$384,787

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $531 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at March 31, 2012, approximately $310 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $38.4 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described on page 39 in our Form 10-K for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 39 in our Form 10-K for the fiscal year ended December 31, 2011.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 41-44 in our Form 10-K for the fiscal year ended December 31, 2011 during the quarter ended March 31, 2012.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 31. 2012. For additional information, refer to the section "Risk Management" on page 40 in our Form 10-K for the fiscal year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 28, 2012	—	—	—	—
January 29, 2012 to March 3, 2012	39,065	$110.23	—	—
March 4, 2012 to March 31, 2012	30,311	113.52	—	—

Total	69,376	$111.67	—	—

        During the first quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 5.    Other Information

        Valmont's annual meeting of stockholders was held on April 24, 2012. The stockholders elected four directors to serve three-year terms, ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2012 and approved, on an advisory basis, a resolution approving our named executive officer compensation. For the annual meeting there were 26,527,445 shares outstanding and eligible to vote of which 24,746,565 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Glen A. Barton	23,137,826	58,490	1,550,249
Daniel P. Neary	22,855,900	340,416	1,550,249
Kenneth E. Stinson	23,037,660	158,656	1,550,249
Catherine James Paglia	23,031,706	164,610	1,550,249

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2012:

For	24,219,742
Against	525,545
Abstain	1,278

        Advisory vote on executive compensation:

For	22,798,603
Against	341,067
Abstain	56,646
Broker non-votes	1,550,249

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 27th day of April, 2012.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.