Form 10-Q
period 2012-06-30
VALMONT INDUSTRIES INC
filed 2012-07-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

26,599,305
Outstanding shares of common stock as of July 24, 2012

VALMONT INDUSTRIES, INC.
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Product sales	$688,693	$589,208	$1,330,680	$1,090,376
Services sales	78,622	79,401	153,985	146,182

Net sales	767,315	668,609	1,484,665	1,236,558
Product cost of sales	519,438	447,167	1,002,146	832,167
Services cost of sales	48,482	53,460	96,810	99,916

Total cost of sales	567,920	500,627	1,098,956	932,083

Gross profit	199,395	167,982	385,709	304,475
Selling, general and administrative expenses	102,043	99,363	205,539	190,555

Operating income	97,352	68,619	180,170	113,920

Other income (expenses):
Interest expense	(7,421)	(10,783)	(15,228)	(19,044)
Interest income	1,910	2,001	3,988	3,778
Other	(1,977)	504	(400)	894

	(7,488)	(8,278)	(11,640)	(14,372)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	89,864	60,341	168,530	99,548

Income tax expense (benefit):
Current	35,985	24,533	63,014	37,037
Deferred	(5,193)	(10,982)	(4,456)	(10,198)

	30,792	13,551	58,558	26,839

Earnings before equity in earnings of nonconsolidated subsidiaries	59,072	46,790	109,972	72,709
Equity in earnings of nonconsolidated subsidiaries	2,087	1,201	3,775	2,155

Net earnings	61,159	47,991	113,747	74,864
Less: Earnings attributable to noncontrolling interests	(1,179)	(2,164)	(1,442)	(3,428)

Net earnings attributable to Valmont Industries, Inc.	$59,980	$45,827	$112,305	$71,436

Earnings per share:
Basic	$2.27	$1.74	$4.25	$2.72

Diluted	$2.24	$1.72	$4.20	$2.69

Cash dividends declared per share	$0.225	$0.180	$0.405	$0.345

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,467	26,333	26,432	26,302

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,758	26,585	26,718	26,561

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net earnings	$61,159	$47,991	$113,747	$74,864

Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(30,821)	10,906	(1,259)	32,977
Actuarial gain (loss) in defined benefit pension plan	(1,238)	(346)	633	1,065
(Loss) and amortization of loss on cash flow hedge	100	(3,568)	200	(3,568)

Other comprehensive income (loss)	(31,959)	6,992	(426)	30,474

Comprehensive income	29,200	54,983	113,321	105,338
Comprehensive loss (income) attributable to noncontrolling interests	2,533	(3,046)	(2,481)	(6,288)

Comprehensive income attributable to Valmont Industries, Inc.	$31,733	$51,937	$110,840	$99,050

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$328,381	$362,894
Receivables, net	489,371	426,683
Inventories	441,296	393,782
Prepaid expenses	29,772	25,765
Refundable and deferred income taxes	43,999	43,819

Total current assets	1,332,819	1,252,943

Property, plant and equipment, at cost	941,725	911,642
Less accumulated depreciation and amortization	476,033	456,765

Net property, plant and equipment	465,692	454,877

Goodwill	312,777	314,662
Other intangible assets	161,965	168,083
Other assets	123,496	115,511

Total assets	$2,396,749	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$248	$235
Notes payable to banks	17,374	11,403
Accounts payable	222,216	234,537
Accrued employee compensation and benefits	78,796	83,613
Accrued expenses	77,155	73,515
Dividends payable	5,985	4,767

Total current liabilities	401,774	408,070

Deferred income taxes	79,217	85,497
Long-term debt, excluding current installments	473,592	474,415
Defined benefit pension liability	60,182	68,024
Deferred compensation	32,817	30,741
Other noncurrent liabilities	41,328	41,418
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,186,603	1,079,698
Accumulated other comprehensive income	62,587	64,052
Treasury stock	(23,316)	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,253,774	1,146,962

Noncontrolling interest in consolidated subsidiaries	54,065	50,949

Total shareholders' equity	1,307,839	1,197,911

Total liabilities and shareholders' equity	$2,396,749	$2,306,076

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net earnings	$113,747	$74,864
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	34,367	35,870
Stock-based compensation	3,067	2,618
Defined benefit pension plan expense	2,050	2,962
Contribution to defined benefit pension plan	(10,750)	(10,086)
Gain on sale of property, plant and equipment	(164)	(239)
Equity in earnings in nonconsolidated subsidiaries	(3,775)	(2,155)
Deferred income taxes	(4,456)	(10,198)
Changes in assets and liabilities:
Receivables	(69,922)	(31,063)
Inventories	(48,498)	(78,956)
Prepaid expenses	(4,060)	(5,628)
Accounts payable	1,976	38,894
Accrued expenses	(621)	(9,474)
Other noncurrent liabilities	(408)	(4,402)
Income taxes payable	(16,090)	16,908

Net cash flows from operating activities	(3,537)	19,915

Cash flows from investing activities:
Purchase of property, plant and equipment	(39,221)	(27,911)
Proceeds from sale of assets	4,867	2,455
Acquisitions, net of cash acquired	—	(1,539)
Other, net	1,837	1,948

Net cash flows from investing activities	(32,517)	(25,047)

Cash flows from financing activities:
Net borrowings under short-term agreements	5,931	2,160
Proceeds from long-term borrowings	39,126	187,770
Principal payments on long-term borrowings	(39,232)	(167,230)
Purchase of noncontrolling interest	—	(25,253)
Proceeds from sale of partial ownership interest	1,404	—
Settlement of financial derivative	—	(3,568)
Dividends paid	(9,545)	(8,710)
Dividends to noncontrolling interest	(1,379)	(4,958)
Debt issuance costs	—	(1,284)
Proceeds from exercises under stock plans	15,153	16,933
Excess tax benefits from stock option exercises	3,211	2,533
Purchase of treasury shares	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(14,086)	(18,443)

Net cash flows from financing activities	583	(24,852)

Effect of exchange rate changes on cash and cash equivalents	958	9,870

Net change in cash and cash equivalents	(34,513)	(20,114)
Cash and cash equivalents—beginning of year	362,894	346,904

Cash and cash equivalents—end of period	$328,381	$326,790

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Net earnings	—	—	71,436	—	—	3,428	74,864
Other comprehensive income	—	—	—	27,614	—	2,860	30,474
Cash dividends declared	—	—	(9,115)	—	—	—	(9,115)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Acquisitions	—	—	—	—	—	524	524
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 168,573 shares acquired	—	—	—	—	(18,443)	—	(18,443)
Stock options exercised; 263,407 shares issued	—	(21,743)	15,122	—	23,554	—	16,933
Tax benefit from stock option exercises	—	2,533	—	—		—	2,533
Stock option expense	—	2,467	—	—		—	2,467
Stock awards; 2,992 shares issued	—	151	—	—	325	—	476

Balance at June 25, 2011	$27,900	$—	$927,712	$91,259	$(25,288)	$54,244	$1,075,827

Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	112,305	—	—	1,442	113,747
Other comprehensive income (loss)	—	—	—	(1,465)	—	1,039	(426)
Cash dividends declared	—	—	(10,763)	—	—	—	(10,763)
Dividends to noncontrolling interests	—	—	—	—	—	(1,379)	(1,379)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 119,928 shares acquired	—	—	—	—	(14,086)	—	(14,086)
Stock options exercised; 230,141 shares issued	—	(5,576)	5,363	—	15,366	—	15,153
Tax benefit from stock option exercises	—	3,211	—	—	—	—	3,211
Stock option expense	—	2,490	—	—	—	—	2,490
Stock awards; 402 shares issued	—	485	—	—	92	—	577

Balance at June 30, 2012	$27,900	$—	$1,186,603	$62,587	$(23,316)	$54,065	$1,307,839

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 30, 2012, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six week periods ended June 30, 2012 and June 25, 2011, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 30, 2012 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 39% and 40% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 30, 2012 and December 31, 2011, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $48,562 and $49,536 at June 30, 2012 and December 31, 2011, respectively.

        Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials and purchased parts	$220,974	$202,953
Work-in-process	39,356	28,053
Finished goods and manufactured goods	229,528	212,312

Subtotal	489,858	443,318
Less: LIFO reserve	48,562	49,536

	$441,296	$393,782

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 30, 2012 and June 25, 2011, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2012	2011	2012	2011
United States	$68,132	$36,203	$130,827	$62,320
Foreign	21,732	24,138	37,703	37,228

	$89,864	$60,341	$168,530	$99,548

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 30, 2012, 623,496 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively, were as follows:

	Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended June 25, 2011	Twenty-six Weeks Ended June 30, 2012	Twenty-six Weeks Ended June 25, 2011
Compensation expense	$1,245	$1,215	$2,490	$2,467
Income tax benefits	479	468	959	950

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

        ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

		Fair Value Measurement Using:
	Carrying Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$21,342	$21,342	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,152	$19,152	$—	$—

  Comprehensive Income

        Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$13,772	$16,070
Actuarial gain in defined benefit pension plan	51,950	51,317
Loss on cash flow hedge, net of amortization	(3,135)	(3,335)

	$62,587	$64,052

2. Goodwill and Intangible Assets

  Amortized Intangible Assets

        The components of amortized intangible assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$156,310	$56,317	13 years
Proprietary Software & Database	3,066	2,746	6 years
Patents & Proprietary Technology	9,556	4,650	8 years
Non-compete Agreements	1,788	1,428	6 years

	$170,720	$65,141

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,629	$50,107	13 years
Proprietary Software & Database	3,116	2,711	6 years
Patents & Proprietary Technology	9,489	3,863	8 years
Non-compete Agreements	1,812	1,307	6 years

	$170,046	$57,988

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively was as follows:

Thirteen Weeks Ended June 30, 2012	Thirteen Weeks Ended June 25, 2011	Twenty-six Weeks Ended June 30, 2012	Twenty-six Weeks Ended June 25, 2011
$3,624	$3,664	$7,169	$7,196

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2012	$14,185
2013	13,170
2014	12,748
2015	11,865
2016	11,310

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011	Year Acquired
Webforge	$16,864	$16,659	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,901	8,792	2010
Donhad	6,715	6,633	2010
PiRod	1,750	1,750	2001
Industrial Galvanizers	3,904	3,856	2010
Other	7,141	7,224

	$56,386	$56,025

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

  Goodwill

        The carrying amount of goodwill by segment as of June 30, 2012 and December 31, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662
Foreign currency translation	(618)	—	(932)	(71)	(264)	(1,885)

Balance June 30, 2012	$150,940	$77,141	$63,888	$2,505	$18,303	$312,777

        The Company's goodwill was tested for impairment during the third quarter of 2011. As a result of that testing, the Company determined that its goodwill was not impaired. The valuation of reporting units exceeded their respective carrying values by a substantial margin, except the Webforge reporting unit in the Engineered Infrastructures Products segment, which has goodwill of $64,500 and an excess of fair value over carrying value of $3.1 million. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

3. Cash Flow Supplementary Information

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 30, 2012 and June 25, 2011 were as follows:

	2012	2011
Interest	$15,494	$17,409
Income taxes	73,105	18,639

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Earnings Per Share

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 30, 2012:
Net earnings attributable to Valmont Industries, Inc.	$59,980	$—	$59,980
Shares outstanding	26,467	291	26,758
Per share amount	$2.27	$(0.03)	$2.24
Thirteen weeks ended June 25, 2011:
Net earnings attributable to Valmont Industries, Inc.	$45,827	$—	$45,827
Shares outstanding	26,333	252	26,585
Per share amount	$1.74	$(0.02)	$1.72
Twenty-six weeks ended June 30, 2012:
Net earnings attributable to Valmont Industries, Inc.	$112,305	$—	$112,305
Shares outstanding	26,432	286	26,718
Per share amount	$4.25	$(0.05)	$4.20
Twenty-six weeks ended June 25, 2011:
Net earnings attributable to Valmont Industries, Inc.	$71,436	$—	$71,436
Shares outstanding	26,302	259	26,561
Per share amount	$2.72	$(0.03)	$2.69

        At June 30, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock. At June 25, 2011 there were 16,828 of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen weeks and twenty-six weeks ended June 25, 2011.

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

        In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of forged steel grinding media for the mining industry, tubular products for industrial customers, electrolytic manganese dioxide for disposable batteries and the distribution of industrial fasteners and are reported in the "Other" category.

        The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$148,541	$145,538	$281,838	$262,849
Communication Products	36,488	28,297	63,183	48,720
Access Systems	40,753	32,582	78,660	63,778

Engineered Infrastructure Products segment	225,782	206,417	423,681	375,347
Utility Support Structures segment:
Steel	185,079	123,221	352,043	233,119
Concrete	27,158	13,339	51,426	29,088

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Business Segments (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Utility Support Structures segment	212,237	136,560	403,469	262,207
Coatings segment	84,837	84,161	167,684	157,611
Irrigation segment	194,496	183,701	390,762	334,749
Other	87,194	84,121	173,257	158,107

Total	804,546	694,960	1,558,853	1,288,021
Intersegment Sales:
Engineered Infrastructure Products	14,692	5,480	27,084	11,424
Utility Support Structures	467	1,951	2,447	2,259
Coatings	13,252	10,926	25,949	22,431
Irrigation	6	5	431	8
Other	8,814	7,989	18,277	15,341

Total	37,231	26,351	74,188	51,463
Net Sales:
Engineered Infrastructure Products segment	211,090	200,937	396,597	363,923
Utility Support Structures segment	211,770	134,609	401,022	259,948
Coatings segment	71,585	73,235	141,735	135,180
Irrigation segment	194,490	183,696	390,331	334,741
Other	78,380	76,132	154,980	142,766

Total	$767,315	$668,609	$1,484,665	$1,236,558

Operating Income:
Engineered Infrastructure Products	$14,168	$11,515	$22,192	$13,718
Utility Support Structures	26,574	12,984	51,678	26,483
Coatings	19,517	15,070	36,029	25,362
Irrigation	37,607	32,964	76,015	56,858
Other	12,259	11,380	23,670	20,294
Corporate	(12,773)	(15,294)	(29,414)	(28,795)

Total	$97,352	$68,619	$180,170	$113,920

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

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$347,643	$152,159	$333,171	$(65,658)	$767,315
Cost of sales	249,557	121,658	261,374	(64,669)	567,920

Gross profit	98,086	30,501	71,797	(989)	199,395
Selling, general and administrative expenses	43,762	13,177	45,104	—	102,043

Operating income	54,324	17,324	26,693	(989)	97,352

Other income (expense):
Interest expense	(7,573)	(12,244)	152	12,244	(7,421)
Interest income	5	129	14,020	(12,244)	1,910
Other	(454)	11	(1,534)	—	(1,977)

	(8,022)	(12,104)	12,638	—	(7,488)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	46,302	5,220	39,331	(989)	89,864

Income tax expense (benefit):
Current	19,363	6,197	10,425	—	35,985
Deferred	(2,963)	(1,031)	(1,199)	—	(5,193)

	16,400	5,166	9,226	—	30,792

Earnings before equity in earnings of nonconsolidated subsidiaries	29,902	54	30,105	(989)	59,072
Equity in earnings of nonconsolidated subsidiaries	30,078	23,253	2,276	(53,520)	2,087

Net earnings	59,980	23,307	32,381	(54,509)	61,159
Other comprehensive income (loss)	(28,247)	14,123	(39,671)	21,836	(31,959)

Comprehensive income (loss)	31,733	37,430	(7,290)	(32,673)	29,200
Less: Comprehensive loss attributable to noncontrolling interests	—	—	2,533	—	2,533

Comprehensive income (loss) attributable to Valmont Industries, Inc	$31,733	$37,430	$(4,757)	$(32,673)	$31,733

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Twenty-six Weeks ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$712,483	$280,871	$627,113	$(135,802)	$1,484,665
Cost of sales	517,069	225,300	491,297	(134,710)	1,098,956

Gross profit	195,414	55,571	135,816	(1,092)	385,709
Selling, general and administrative expenses	87,034	26,965	91,540	—	205,539

Operating income	108,380	28,606	44,276	(1,092)	180,170

Other income (expense):
Interest expense	(15,255)	(24,501)	27	24,501	(15,228)
Interest income	14	323	28,152	(24,501)	3,988
Other	1,005	25	(1,430)	—	(400)

	(14,236)	(24,153)	26,749	—	(11,640)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	94,144	4,453	71,025	(1,092)	168,530

Income tax expense (benefit):
Current	36,548	5,296	21,170	—	63,014
Deferred	(2,769)	139	(1,826)	—	(4,456)

	33,779	5,435	19,344	—	58,558

Earnings (loss) before equity in earnings of nonconsolidated subsidiaries	60,365	(982)	51,681	(1,092)	109,972
Equity in earnings of nonconsolidated subsidiaries	51,940	46,361	3,932	(98,458)	3,775

Net earnings	112,305	45,379	55,613	(99,550)	113,747
Other comprehensive income (loss)	(1,465)	(2,244)	8,129	(4,846)	(426)

Comprehensive income	110,840	43,135	63,742	(104,396)	113,321
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2,481)	—	(2,481)

Comprehensive income attributable to Valmont Industries, Inc	$110,840	$43,135	$61,261	$(104,396)	$110,840

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$302,497	$87,273	$324,846	$(46,007)	$668,609
Cost of sales	223,712	68,513	254,565	(46,163)	500,627

Gross profit	78,785	18,760	70,281	156	167,982
Selling, general and administrative expenses	41,144	11,510	46,709	—	99,363

Operating income	37,641	7,250	23,572	156	68,619

Other income (expense):
Interest expense	(10,676)	—	(107)	—	(10,783)
Interest income	39	—	1,962	—	2,001
Other	(179)	19	664	—	504

	(10,816)	19	2,519	—	(8,278)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	26,825	7,269	26,091	156	60,341

Income tax expense (benefit):
Current	12,863	3,172	8,498	—	24,533
Deferred	(3,970)	(707)	(6,305)	—	(10,982)

	8,893	2,465	2,193	—	13,551

Earnings before equity in earnings of nonconsolidated subsidiaries	17,932	4,804	23,898	156	46,790
Equity in earnings of nonconsolidated subsidiaries	27,895	13,970	1,234	(41,898)	1,201

Net earnings	45,827	18,774	25,132	(41,742)	47,991
Other comprehensive income	6,110	—	10,274	(9,392)	6,992

Comprehensive income	51,937	18,774	35,406	(51,134)	54,983
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3,046)	—	(3,046)

Comprehensive income attributable to Valmont Industries, Inc	$51,937	$18,774	$32,360	$(51,134)	$51,937

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Twenty-six Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$565,143	$161,114	$594,915	$(84,614)	$1,236,558
Cost of sales	422,015	126,819	467,950	(84,701)	932,083

Gross profit	143,128	34,295	126,965	87	304,475
Selling, general and administrative expenses	78,253	22,261	90,041	—	190,555

Operating income	64,875	12,034	36,924	87	113,920

Other income (expense):
Interest expense	(18,855)	—	(189)	—	(19,044)
Interest income	34	—	3,744	—	3,778
Other	192	30	672	—	894

	(18,629)	30	4,227	—	(14,372)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	46,246	12,064	41,151	87	99,548

Income tax expense (benefit):
Current	19,352	5,276	12,409	—	37,037
Deferred	(3,910)	(968)	(5,320)	—	(10,198)

	15,442	4,308	7,089	—	26,839

Earnings before equity in earnings of nonconsolidated subsidiaries	30,804	7,756	34,062	87	72,709
Equity in earnings of nonconsolidated subsidiaries	40,632	20,337	2,120	(60,934)	2,155

Net earnings	71,436	28,093	36,182	(60,847)	74,864
Other comprehensive income	27,614	—	33,756	(30,896)	30,474

Comprehensive income	99,050	28,093	69,938	(91,743)	105,338
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6,288)	—	(6,288)

Comprehensive income attributable to Valmont Industries, Inc	$99,050	$28,093	$63,650	$(91,743)	$99,050

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$23,542	$40,473	$264,366	$—	$328,381
Receivables, net	133,821	81,412	274,138	—	489,371
Inventories	135,926	84,968	220,402	—	441,296
Prepaid expenses	4,780	743	24,249	—	29,772
Refundable and deferred income taxes	21,862	5,890	16,247	—	43,999

Total current assets	319,931	213,486	799,402	—	1,332,819

Property, plant and equipment, at cost	440,285	112,489	388,951	—	941,725
Less accumulated depreciation and amortization	290,752	57,311	127,970	—	476,033

Net property, plant and equipment	149,533	55,178	260,981	—	465,692

Goodwill	20,108	107,542	185,127	—	312,777
Other intangible assets	580	56,454	104,931	—	161,965
Investment in subsidiaries and intercompany accounts	1,395,199	1,242,596	630,540	(3,268,335)	—
Other assets	31,787	—	91,709	—	123,496

Total assets	$1,917,138	$1,675,256	$2,072,690	$(3,268,335)	$2,396,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$179	$—	$69	$—	$248
Notes payable to banks	—	—	17,374	—	17,374
Accounts payable	58,810	26,823	136,583	—	222,216
Accrued expenses	75,352	13,032	67,567	—	155,951
Dividends payable	5,985	—	—	—	5,985

Total current liabilities	140,326	39,855	221,593	—	401,774

Deferred income taxes	18,932	27,472	32,813	—	79,217
Long-term debt, excluding current installments	472,548	587,258	1,044	(587,258)	473,592
Other noncurrent liabilities	31,558	—	102,769	—	134,327
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,186,603	415,637	439,011	(854,648)	1,186,603
Accumulated other comprehensive income	62,587	(3,202)	73,139	(69,937)	62,587
Treasury stock	(23,316)	—	—	—	(23,316)

Total Valmont Industries, Inc. shareholders' equity	1,253,774	1,020,671	1,660,406	(2,681,077)	1,253,774

Noncontrolling interest in consolidated subsidiaries	—	—	54,065	—	54,065

Total shareholders' equity	1,253,774	1,020,671	1,714,471	(2,681,077)	1,307,839

Total liabilities and shareholders' equity	$1,917,138	$1,675,256	$2,072,690	$(3,268,335)	$2,396,749

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$112,305	$45,379	$55,613	$(99,550)	$113,747
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,121	6,341	18,905	—	34,367
Stock-based compensation	3,067	—	—	—	3,067
Defined benefit pension plan expense	—	—	2,050	—	2,050
Contribution to defined benefit pension plan	—	—	(10,750)	—	(10,750)
Gain on sale of property, plant and equipment	(65)	(44)	(55)	—	(164)
Equity in earnings of nonconsolidated subsidiaries	157	—	(3,933)	—	(3,776)
Deferred income taxes	(2,769)	139	(1,826)	—	(4,456)
Changes in assets and liabilities:
Receivables	(11,412)	(27,844)	(30,666)	—	(69,922)
Inventories	(10,063)	(7,131)	(31,471)	167	(48,498)
Prepaid expenses	(1,332)	266	(2,994)	—	(4,060)
Accounts payable	(13,913)	5,395	10,494	—	1,976
Accrued expenses	3,009	(1,227)	(2,403)	—	(621)
Other noncurrent liabilities	719	—	(1,127)	—	(408)
Income taxes payable (refundable)	(13,249)	38	(2,878)		(16,089)

Net cash flows from operating activities	75,575	21,312	(1,041)	(99,383)	(3,537)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,037)	(6,017)	(18,167)	—	(39,221)
Proceeds from sale of assets	98	52	4,717	—	4,867
Other, net	(59,181)	6,599	(44,964)	99,383	1,837

Net cash flows from investing activities	(74,120)	634	(58,414)	99,383	(32,517)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	5,931	—	5,931
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term borrowings	(39,191)	—	(41)	—	(39,232)
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Dividends paid	(9,545)	—	—	—	(9,545)
Dividends to noncontrolling interest	—	—	(1,379)	—	(1,379)
Proceeds from exercises under stock plans	15,153	—	—	—	15,153
Excess tax benefits from stock option exercises	3,211	—	—	—	3,211
Purchase of common treasury shares—stock plan exercises:	(14,086)	—	—	—	(14,086)

Net cash flows from financing activities	(5,458)	—	6,041	—	583

Effect of exchange rate changes on cash and cash equivalents	—	270	688	—	958

Net change in cash and cash equivalents	(4,003)	22,216	(52,726)	—	(34,513)
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$23,542	$40,473	$264,366	$—	$328,381

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Guarantor/Non-Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 25, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$71,436	$28,093	$36,182	$(60,847)	$74,864
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,982	6,147	19,741	—	35,870
Stock-based compensation	2,618	—	—	—	2,618
Defined benefit pension plan expense	—	—	2,962	—	2,962
Contribution to defined benefit pension plan	—	—	(10,086)	—	(10,086)
Gain on sale of property, plant and equipment	(216)	—	(23)	—	(239)
Equity in earnings of nonconsolidated subsidiaries	(34)	—	(2,121)	—	(2,155)
Deferred income taxes	(3,910)	(968)	(5,320)	—	(10,198)
Changes in assets and liabilities:
Receivables	(16,627)	2,791	(17,227)	—	(31,063)
Inventories	(41,343)	(15,317)	(22,296)	—	(78,956)
Prepaid expenses	(1,270)	(57)	(4,301)	—	(5,628)
Accounts payable	14,104	3,050	21,740	—	38,894
Accrued expenses	2,860	836	(13,170)	—	(9,474)
Other noncurrent liabilities	(5,438)	—	1,036	—	(4,402)
Income taxes payable (refundable)	27,822	—	(10,914)	—	16,908

Net cash flows from operations	59,984	24,575	(3,797)	(60,847)	19,915

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,644)	(7,604)	(15,663)	—	(27,911)
Proceeds from sale of assets	14	13	2,428	—	2,455
Acquisitions, net of cash acquired	—	—	(1,539)	—	(1,539)
Other, net	(58,343)	(17,122)	16,566	60,847	1,948

Net cash flows from investing activities	(62,973)	(24,713)	1,792	60,847	(25,047)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,160	—	2,160
Proceeds from long-term borrowings	187,770	—	—	—	187,770
Principal payments on long-term borrowings	(167,186)	—	(44)	—	(167,230)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Dividends paid	(8,710)	—	—	—	(8,710)
Dividends to noncontrolling interest	—	—	(4,958)	—	(4,958)
Settlement of financial derivative	(3,568)	—	—	—	(3,568)
Debt issues fees	(1,284)	—	—	—	(1,284)
Proceeds from exercises under stock plans	16,933	—	—	—	16,933
Excess tax benefits from stock option exercises	2,533	—	—	—	2,533
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(18,443)	—	—	—	(18,443)

Net cash flows from financing activities	3,243	—	(28,095)	—	(24,852)

Effect of exchange rate changes on cash and cash equivalents	—	—	9,870	—	9,870

Net change in cash and cash equivalents	254	(138)	(20,230)	—	(20,114)
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$8,269	$481	$318,040	$—	$326,790

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	% Incr. (Decr.)	June 30, 2012	June 25, 2011	% Incr. (Decr.)
Consolidated
Net sales	$767.3	$668.6	14.8%	$1,484.7	$1,236.6	20.1%
Gross profit	199.4	168.0	18.7%	385.7	304.5	26.7%
as a percent of sales	26.0%	25.1%		26.0%	24.6%
SG&A expense	102.0	99.4	2.6%	205.5	190.6	7.8%
as a percent of sales	13.3%	14.9%		13.8%	15.4%
Operating income	97.4	68.6	42.0%	180.2	113.9	58.2%
as a percent of sales	12.7%	10.3%		12.1%	9.2%
Net interest expense	5.5	8.8	(37.5)%	11.2	15.3	(26.8)%
Effective tax rate	34.3%	22.5%		34.7%	27.0%
Net earnings	$60.0	$45.8	31.0%	$112.3	$71.4	57.3%
Diluted earnings per share	$2.24	$1.72	30.2%	$4.20	$2.69	56.1%
Engineered Infrastructure Products Segment
Net sales	$211.1	$200.9	5.1%	$396.6	$363.8	9.0%
Gross profit	53.1	46.4	14.4%	98.7	82.6	19.5%
SG&A expense	38.9	34.9	11.5%	76.5	68.9	11.0%
Operating income	14.2	11.5	23.5%	22.2	13.7	62.0%
Utility Support Structures Segment
Net sales	$211.7	$134.7	57.2%	$401.0	$260.0	54.2%
Gross profit	45.7	30.5	49.8%	89.0	59.8	48.8%
SG&A expense	19.1	17.5	9.1%	37.3	33.3	12.0%
Operating income	26.6	13.0	104.6%	51.7	26.5	95.1%
Coatings Segment
Net sales	$71.6	$73.2	(2.2)%	$141.8	$135.2	4.9%
Gross profit	27.4	23.8	15.1%	52.7	42.4	24.3%
SG&A expense	7.9	8.8	(10.2)%	16.7	17.1	(2.3)%
Operating income	19.5	15.0	30.0%	36.0	25.3	42.3%
Irrigation Segment
Net sales	$194.5	$183.7	5.9%	$390.3	$334.8	16.6%
Gross profit	55.9	50.3	11.1%	111.9	88.7	26.2%
SG&A expense	18.3	17.3	5.8%	35.9	31.8	12.9%
Operating income	37.6	33.0	13.9%	76.0	56.9	33.6%
Other
Net sales	$78.4	$76.1	3.0%	$155.0	$142.8	8.5%
Gross profit	17.1	17.0	0.6%	33.4	30.9	8.1%
SG&A expense	4.8	5.6	(14.3)%	9.7	10.6	(8.5)%
Operating income	12.3	11.4	7.9%	23.7	20.3	16.7%
Net corporate expense
Gross profit	$0.2	$—	NM	$—	$0.1	NM
SG&A expense	13.0	15.3	(15.0)%	29.4	28.9	1.7%
Operating loss	(12.8)	(15.3)	(16.3)%	(29.4)	(28.8)	2.1%

        NM=Not meaningful

Overview

        On a consolidated basis, the increases in net sales in the second quarter and first half of 2012, as compared with 2011, were due to the following factors:

  •
  Unit sales volumes increased approximately $118 million and $259 million in the second quarter and first half of fiscal 2012, respectively, as compared with 2011. In the second quarter of 2012, all reportable segments except Coatings reported higher sales, as compared with the same period in 2011. All reportable segments experienced improved net sales in the first half of 2012, as compared with 2011. The most significant sales increases were in the Irrigation and Utility Support Structures segments.

  •
  Sales prices in the aggregate for the second quarter of 2012 were comparable with 2011. On a year-to-date basis, sales prices and mix in 2012 were higher than 2011 by approximately $7 million.

        Foreign currency translation, in the aggregate, resulted in lower net sales and operating income in the second quarter and first half of 2012, as compared with 2011, of approximately $18.0 million and $1.7 million, respectively. On average, the U.S. dollar strengthened against most currencies in the second quarter of 2012, as compared to 2011. The most significant currencies that contributed to this movement were the euro, Australian dollar and the South African Rand. On a segment basis, the currency effects on net sales and operating income in the second quarter and first half of 2012, as compared with 2011, were as follows:

	Net Sales	Operating Income
Engineered Infrastructure Products (EIP)	$(7.4)	$(0.3)
Coatings	(1.7)	(0.2)
Irrigation	(5.3)	(0.8)
Other	(3.6)	(0.4)

Total	$(18.0)	$(1.7)

        Foreign currency translation factors did not have a significant effect on first quarter 2012 sales and operating profit, as compared with the same period in 2011.

        The increase in gross profit margin (gross profit as a percent of sales) in fiscal 2012, as compared with 2011, was primarily due to improved sales pricing and mix and moderating raw material costs in 2012 as compared with 2011. In general, steel prices in the first half of 2012 were comparable with the same period in 2011. Average zinc costs were somewhat lower in 2012, as compared with 2011. LIFO expense in the second quarter and first half of 2012 was $4.9 million and $12.8 million, respectively, lower than the same period in 2011, contributing to comparatively the higher gross profit margin in 2012, as compared with 2011.

        Selling, general and administrative (SG&A) spending in the second quarter and first half of 2012, as compared with 2011, increased mainly due to the following factors:

  •
  Increased employee incentive accruals of $0.9 million and $4.6 million, respectively, due to improved operating results;

  •
  Increased compensation expenses of $4.2 million and $8.3 million, respectively, associated with increased employment levels and salary increases;

  •
  Increased commissions of $1.1 million and $1.4 million, respectively, related to higher sales;

  •
  Deferred compensation expense of $1.0 million incurred in the first half of 2012 associated with the increase in deferred compensation plan liabilities. The corresponding increase in deferred compensation plan assets was recorded as a decrease in "Other" expense; and,

  •
  Australia stamp duty expense of $1.2 million incurred in the first quarter of 2012 related to the legal restructuring that was completed in fiscal 2011. This expense was non-recurring in nature.

        These increases were offset to a degree by settlements related to a property insurance claim and a settlement related to a vendor dispute aggregating $2.3 million in the second quarter of 2012. These expense decreases were considered non-recurring in nature. SG&A expense also decreased in the second quarter and first half of 2012, as compared with 2011, due to foreign exchange translation effects of $2.5 million and $2.2 million, respectively.

        The increase in operating income on a reportable segment basis in the second quarter and first half of 2012, as compared with 2011, was due to improved operating performance in all reportable segments. The "Other" category also reported improved operating profit in the second quarter and first half of 2012, as compared with 2011.

        The decrease in net interest expense in the second quarter and first half of fiscal 2012, as compared with 2011, was attributable to interest savings realized from the refinancing of our $150 million of senior subordinated debt in June 2011 and approximately $2.8 million of expense incurred in the second quarter of 2011 related to the refinancing of our $150 million of senior subordinated notes. We did not have any refinancing of debt during 2012. Average borrowing levels in 2012 were comparable with 2011.

        The increase in "Other" expenses in the second quarter of fiscal 2012, as compared with 2011, was mainly due to foreign exchange transaction losses associated with the strengthening of the U.S. dollar. On a year-to-date basis, increased investment gains in the assets held in our deferred compensation plan of $1.0 million were recorded as other income. The increase in the value of these assets was offset by a corresponding increase in our deferred compensation liabilities, which was reflected as an increase in SG&A expense. Accordingly, there was no effect on net earnings from these investment gains.

        Our effective income tax rate in fiscal 2012 was higher than 2011, mainly due to a higher percentage of our total pre-tax earnings realized from U.S. operations, a $4.1 million tax benefit in 2011 related to the acquisition of the 40% of our grinding media operation that we did not own and $1.4 million of income tax contingencies that we reversed in 2011 due to the expiring of statutes of limitation. Income tax rates in the U.S. are higher than in other countries where we operate. As our share of earnings before income taxes from U.S. operations increases, the effective income tax rate normally increases as well. Going forward, depending on our geographic mix of earnings and currently enacted income tax rates in the countries in which we operate, we expect our tax rate to approximate 34%.

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

        Our cash flows used by operations were approximately $3.5 million in 2012, as compared with $19.9 million provided by operations in 2011. The decrease in operating cash flow, despite increased net income in 2012, resulted from increased working capital associated with higher sales levels and timing of income tax payments, as compared with 2011.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the second quarter and first half of fiscal 2012 as compared with 2011 was due to improved sales volumes of approximately $10 million and $31 million, respectively, and $8 million and $11 million, respectively, of favorable pricing and sales mix changes. These increases were offset to a degree in the second quarter and first half of 2012, as compared with 2011, by unfavorable foreign exchange translation effects of approximately $8 million. Global lighting sales were slightly lower in the second quarter fiscal 2012, as compared with 2011, mainly due to lower sales in Europe. North America lighting sales in the second quarter of 2012 were modestly higher than 2011, while sales in the first half of 2012 were approximately 10% higher than last year. The increase in sales mainly resulted from higher sales prices and favorable sales mix. The transportation market for lighting and traffic structures continues to be challenging, as the lack of long-term highway funding legislation and state budget challenges we believe are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects were stronger in 2012, as compared with 2011. In Europe, sales in the second quarter and first half of fiscal 2012 were lower than the comparable periods in 2011. We divested of our Turkish and Italian operations in late 2011, resulting in lower sales in the second quarter and first half of 2012, as compared with 2011, of $3.9 million and $8.4 million, respectively. Despite current economic conditions in Europe, sales in other markets (in local currency) were up modestly in the second quarter and approximately $6.7 million in the first half of 2012, as compared with 2011. Stronger sales in France, Scandinavia and the U.K. were offset somewhat by weaker sales volumes in northern Europe.

        Communication product line sales in the second quarter and first half of fiscal 2012 were improved over 2011. North America sales in the second quarter and first half of 2012 were $5.0 million and $11.9 million, respectively, higher in 2012, as compared with 2011. The increase in sales was attributable to improved market conditions, favorable weather conditions in 2012 and the resolution of the proposed AT&T/T-Mobile merger, which we believe slowed sales activity for structures and components in 2011. In China, sales of wireless communication structures in 2012 were comparable with 2011.

        Sales in the access systems product line in 2012 were improved as compared with 2011, as industrial production investments in the mining and energy economic sectors are increasing in the Asia Pacific region.

        Sales of highway safety products in the second quarter and first half of 2012 were higher as compared with 2011. Floods in parts of Australia affected infrastructure spending in the first half of 2011, as public spending priorities shifted from roadway development to supporting recovery from the floods. The improvement in 2012 reflects a more normal demand pattern for this product line.

        Operating income for the segment in the second quarter and first half of fiscal 2012 was higher than 2011. Improved operating income resulted from higher sales volumes, improved sales prices and moderating raw material costs (including $1.9 million and $3.0 million, respectively, of lower LIFO expense), offset somewhat by factory operational inefficiencies of $3.9 million and $7.1 million, respectively. The factory operational inefficiencies related mainly to start-up costs related to capacity expansion in the U.S. and volume-related inefficiencies in Europe. The increase in SG&A spending in the second quarter and first half of 2012, as compared with 2011, mainly was attributable to higher compensation costs of $2.7 million and $4.1 million, respectively, and increased employee incentives of $1.0 million and $1.7 million, respectively. These increases were offset to a degree by currency translation effects of $1.4 million in the second quarter and $1.2 million in the first half of fiscal 2012, as compared with the same periods in 2011.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the second quarter and first half of 2012, as compared with 2011, was due to improved unit sales volumes in the U.S., offset to a degree by an unfavorable sales mix in the U.S. (approximately $15 million and $20 million, respectively) resulting from shipments on certain large orders that were taken in 2010, when market pricing was particularly low. Sales volumes in international markets in the second quarter and first half of 2012 was slightly lower than the same periods in 2011. In U.S. markets, electrical utility companies are increasing their investment in the electrical grid, as evidenced by a very high order rate throughout 2011 and record backlogs at December 31, 2011. Sales pricing on new orders is slowly improving but continues to be very competitive. In international markets, the sales decrease was mainly due to lower sales through our European operations, offset to a degree by higher sales in the Asia Pacific region.

        Operating income in fiscal 2012, as compared with 2011, increased due to the substantial increase in North America sales volume, moderating raw material costs and operational leverage. These positive effects were offset to a degree in the second quarter and first half of 2012 by $5.8 million and $7.1 million, respectively, of additional costs associated with production inefficiencies and unanticipated costs related to one large order. The increase in SG&A expense for the segment in fiscal 2012 as compared with 2011, was mainly due to increased employee compensation ($0.6 million and $1.5 million, respectively) and sales commissions on higher sales volumes ($0.6 million and $1.0 million, respectively) associated with the increase in business levels and operating income.

  Coatings segment

        Net sales in the Coatings segment decreased slightly in the second quarter of fiscal 2012, as compared with 2011, mainly due to currency translation effects. Year-to-date sales for the segment increased modestly as compared with 2011. On a regional basis, stronger sales in the United States of $6.9 million and $10.1 million in the second quarter and first half of 2012, respectively, were offset by lower sales volumes in Asia Pacific. In the United States, we experienced broad-based improved demand from customers, especially in the agriculture, petrochemical and energy economic sectors. Asia Pacific volumes in the second quarter of 2012 were down from 2011, due to reduced demand from some of our larger customers, due to weather-related factors and some slowness in the Australian industrial economy not related to mining. Average selling prices in the second quarter and first half of 2012 were comparable with 2011.

        The increase in segment operating income in the second quarter and first half of 2012, as compared with 2011, was mainly due to improved productivity and operating leverage through volume increases and lower zinc costs. The effect of lower zinc costs on operating income for the segment was approximately $1.2 million and $3.6 million, respectively. SG&A expenses for the segment in the second quarter and first half of 2012, as compared with 2011, were slightly lower, due to a $0.9 million favorable dispute settlement with a vendor.

  Irrigation segment

        The increase in Irrigation segment net sales in the second quarter and first half of 2012, as compared with 2011, was mainly due to improved sales volumes of approximately $6 million and $45 million, respectively, and favorable pricing and sales mix of approximately $8 million and $17 million respectively. These increases were offset by unfavorable currency translation effects of $5 million and $7 million in the second quarter and first half of 2012, respectively, as compared with 2011. The pricing and sales mix effect was generally due to sales price increases that took effect after the first half of 2011 to recover higher material costs in early 2011. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable, with a positive outlook for net farm income in most markets around the world. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, weather conditions in North America in the first half of 2012 were generally favorable, further enhancing delivery schedules for irrigation machines and demand for related service parts. In international markets, the sales improvement in fiscal 2012, as compared with 2011, was realized in most markets, also due to generally favorable economic conditions in the global farm economy.

        Operating income for the segment improved in the second quarter and first half of 2012, as compared with 2011, due to improved sales unit volumes and improved sales prices in light of stable material costs. The higher average selling prices resulted from rising material costs in 2011, when sales price increases lagged material cost inflation. The stability in raw material purchase costs also resulted in $0.3 million and $5.2 million in lower LIFO expenses in the second quarter and first half of 2012, respectively, as compared with 2011. The most significant reasons for the increase in SG&A expense in the second quarter and first half 2012, as compared with 2011, was related to employee compensation costs to support the increase in sales activity ($0.3 million and $1.8 million, respectively), offset to a degree by currency translation effects of approximately $0.5 million and $0.7 million, respectively.

  Other

        This category includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. The increase in sales and operating income in the second quarter and first half of fiscal 2012, as compared with 2011, was mainly due improved sales volumes in the tubing and electrolytic manganese dioxide operations. Sales in the first half of fiscal 2012 were due to improved sales in all operations.

  Net corporate expense

        Net corporate expense in the second quarter of 2012 was lower than 2011, mainly due insurance settlements related to a fire and storm damage to one of our galvanizing facilities in Australia of $1.4 million and lower expenses in the Delta Pension Plan of $0.5 million. On a year-to-date basis, expenses are slightly higher due to higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans (approximately $2.1 million), higher deferred compensation expenses of $1.0 million and stamp duties incurred in Australia related to the 2011 Delta legal restructuring of $1.2 million. These increases were offset somewhat by lower expenses related to the Delta Pension Plan of $1.0 million and the insurance settlement that occurred in the second quarter.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $931.0 million at June 30, 2012, as compared with $844.9 million at December 31, 2011. The increase in net working capital in 2012 mainly resulted from increased receivables and inventories to support the increase in sales. Cash flow used by operations was $3.5 million in fiscal 2012, as compared with $19.9 million provided by operations in fiscal 2011. The decrease in operating cash flow in 2012 was the result of increased net working capital associated with higher sales and higher levels of business activity, especially in the Utility Support Structures and Irrigation businesses, and and timing of income tax payments, offset to an extent by higher net earnings in fiscal 2012, as compared with 2011. Accounts receivable turns in 2012 were improved over 2011. The increase in inventory at the end of the second quarter compared with December 31, 2011 is associated mainly with the Utility Support Structures and EIP segments and is related to general business levels and seasonal factors.

        Investing Cash Flows—Capital spending in the fiscal 2012 was $39.2 million, as compared with $27.9 million in 2011. The most significant capital spending projects in 2012 included capacity expansions in the Utility segment. We expect our capital spending for the 2012 fiscal year to be approximately $100 million, compared to $83 million for the 2011 fiscal year. The increase in expected capital spending over 2011 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $491.2 million at June 30, 2012 from $486.1 million at December 31, 2011. Financing cash flows in 2011 included the purchase of the 40% noncontrolling interest in our grinding operation for $25.3 million, debt issuance costs of $1.3 million and settlement of a financial derivative of $3.6 million associated with the senior unsecured notes issued in the second quarter of 2011.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 30, 2012, our long-term debt to invested capital ratio was 25.2%, as compared with 26.8% at December 31, 2011. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2012.

        Our debt financing at June 30, 2012 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $60.2 million, $47.9 million of which was unused at June 30, 2012. Our long-term debt principally consists of:

  •
  $450 million face value ($463 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

        At June 30, 2012 and December 31, 2011, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of October 16, 2013, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 30, 2012, we had the ability to borrow an additional $264.9 million under this facility. We are negotiating a new revolving credit agreement and expect to have the new agreement in place during the third quarter of 2012. We anticipate the agreement will be five years in length, with similar covenants as our current agreement.

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

        At June 30, 2012, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at June 30, 2012 were as follows:

Interest-bearing debt	$491,214
EBITDA—last 12 months	410,902
Leverage ratio	1.20
Senior Interest-bearing debt	$491,214
EBITDA—last 12 months	410,902
Senior debt ratio	1.20
EBITDA—last 12 months	$410,902
Interest expense—last 12 months	32,359
Interest earned ratio	12.70

        The calculation of EBITDA—last 12 months (June 25, 2011—June 30, 2012) is as follows:

Net cash flows from operations	$126,219
Interest expense	32,359
Income tax expense	36,309
Deferred income tax benefit	79,221
Noncontrolling interest	(6,931)
Equity in earnings of nonconsolidated subsidiaries	9,680
Stock-based compensation	(6,380)
Pension plan expense	(4,537)
Contribution to pension plan	12,524
Changes in assets and liabilities	133,206
Other	(768)

EBITDA	$410,902

Net earnings attributable to Valmont Industries, Inc.	$269,177
Interest expense	32,359
Income tax expense	36,309
Depreciation and amortization expense	73,057

EBITDA	$410,902

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $547 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at June 30, 2012, approximately $299 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $27.0 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 41-44 in our Form 10-K for the fiscal year ended December 31, 2011 during the quarter ended June 30, 2012.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 30. 2012. For additional information, refer to the section "Risk Management" on page 40 in our Form 10-K for the fiscal year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 28, 2012	50,132	$124.94	—	—
April 29, 2012 to June 2, 2012	420	120.40	—	—
June 3, 2012 to June 30, 2012	—	—	—	—

Total	50,552	$124.90	—	—

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
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 27th day of July, 2012.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.