Form 10-Q
period 2012-09-29
VALMONT INDUSTRIES INC
filed 2012-10-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
or
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

26,631,353
Outstanding shares of common stock as of October 23, 2012

VALMONT INDUSTRIES, INC.
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Product sales	$652,822	$595,064	$1,983,502	$1,685,440
Services sales	77,017	77,128	231,002	223,310

Net sales	729,839	672,192	2,214,504	1,908,750
Product cost of sales	488,739	453,462	1,490,885	1,285,629
Services cost of sales	48,698	51,340	145,508	151,256

Total cost of sales	537,437	504,802	1,636,393	1,436,885

Gross profit	192,402	167,390	578,111	471,865
Selling, general and administrative expenses	102,020	95,357	307,559	285,912

Operating income	90,382	72,033	270,552	185,953

Other income (expenses):
Interest expense	(8,429)	(7,671)	(23,657)	(26,715)
Interest income	2,093	3,141	6,081	6,919
Other	1,307	(1,670)	907	(776)

	(5,029)	(6,200)	(16,669)	(20,572)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	85,353	65,833	253,883	165,381

Income tax expense (benefit):
Current	27,928	25,119	90,942	62,156
Deferred	519	(1,346)	(3,937)	(11,544)

	28,447	23,773	87,005	50,612

Earnings before equity in earnings of nonconsolidated subsidiaries	56,906	42,060	166,878	114,769
Equity in earnings of nonconsolidated subsidiaries	1,536	2,354	5,311	4,509

Net earnings	58,442	44,414	172,189	119,278
Less: Earnings attributable to noncontrolling interests	(1,711)	(2,273)	(3,153)	(5,701)

Net earnings attributable to Valmont Industries, Inc.	$56,731	$42,141	$169,036	$113,577

Earnings per share:
Basic	$2.14	$1.60	$6.39	$4.32

Diluted	$2.12	$1.59	$6.32	$4.28

Cash dividends declared per share	$0.225	$0.180	$0.630	$0.525

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,502	26,351	26,455	26,318

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,806	26,579	26,748	26,567

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net earnings	$58,442	$44,414	$172,189	$119,278

Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	23,747	(53,223)	22,488	(20,246)
Actuarial gain (loss) in defined benefit pension plan	1,962	(1,092)	2,595	(27)
(Loss) and amortization of loss on cash flow hedge	100	133	300	(3,435)

Other comprehensive income (loss)	25,809	(54,182)	25,383	(23,708)

Comprehensive income (loss)	84,251	(9,768)	197,572	95,570
Comprehensive loss (income) attributable to noncontrolling interests	(2,958)	2,418	(5,439)	(3,870)

Comprehensive income (loss) attributable to Valmont Industries, Inc.	$81,293	$(7,350)	$192,133	$91,700

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$427,080	$362,894
Receivables, net	470,240	426,683
Inventories	432,689	393,782
Prepaid expenses	30,106	25,765
Refundable and deferred income taxes	49,692	43,819

Total current assets	1,409,807	1,252,943

Property, plant and equipment, at cost	965,326	911,642
Less accumulated depreciation and amortization	489,335	456,765

Net property, plant and equipment	475,991	454,877

Goodwill	319,057	314,662
Other intangible assets, net	162,279	168,083
Other assets	127,326	115,511

Total assets	$2,494,460	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$226	$235
Notes payable to banks	15,730	11,403
Accounts payable	217,688	234,537
Accrued employee compensation and benefits	87,978	83,613
Accrued expenses	85,720	73,515
Dividends payable	5,991	4,767

Total current liabilities	413,333	408,070

Deferred income taxes	80,980	85,497
Long-term debt, excluding current installments	473,227	474,415
Defined benefit pension liability	62,667	68,024
Deferred compensation	34,320	30,741
Other noncurrent liabilities	42,039	41,418
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,238,840	1,079,698
Accumulated other comprehensive income	87,149	64,052
Treasury stock	(23,018)	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,330,871	1,146,962

Noncontrolling interest in consolidated subsidiaries	57,023	50,949

Total shareholders' equity	1,387,894	1,197,911

Total liabilities and shareholders' equity	$2,494,460	$2,306,076

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net earnings	$172,189	$119,278
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	52,262	53,193
Stock-based compensation	4,517	3,962
Defined benefit pension plan expense	3,076	4,544
Contribution to defined benefit pension plan	(11,591)	(11,754)
Gain on sale of property, plant and equipment	(187)	(295)
Equity in earnings in nonconsolidated subsidiaries	(5,311)	(4,509)
Deferred income taxes	(3,937)	(11,544)
Changes in assets and liabilities:
Receivables	(46,663)	(41,606)
Inventories	(36,507)	(99,559)
Prepaid expenses	(3,657)	(5,378)
Accounts payable	(35)	33,782
Accrued expenses	15,989	11,484
Other noncurrent liabilities	(723)	(4,492)
Income taxes payable	(21,740)	17,009

Net cash flows from operating activities	117,682	64,115

Cash flows from investing activities:
Purchase of property, plant and equipment	(58,700)	(46,366)
Proceeds from sale of assets	5,597	2,903
Acquisitions, net of cash acquired	—	(1,539)
Dividends from nonconsolidated subsidiaries	—	590
Other, net	80	793

Net cash flows from investing activities	(53,023)	(43,619)

Cash flows from financing activities:
Net borrowings under short-term agreements	4,096	2,152
Proceeds from long-term borrowings	39,126	213,832
Principal payments on long-term borrowings	(39,280)	(187,234)
Purchase of noncontrolling interest	—	(25,253)
Proceeds from sale of partial ownership interest	1,404	—
Settlement of financial derivative	—	(3,568)
Dividends paid	(15,530)	(13,467)
Dividends to noncontrolling interest	(1,379)	(4,958)
Debt issuance costs	(1,703)	(1,284)
Proceeds from exercises under stock plans	19,527	18,659
Excess tax benefits from stock option exercises	4,212	2,799
Purchase of treasury shares	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(19,116)	(19,829)

Net cash flows from financing activities	(8,643)	(22,953)

Effect of exchange rate changes on cash and cash equivalents	8,170	(7,539)

Net change in cash and cash equivalents	64,186	(9,996)
Cash and cash equivalents—beginning of year	362,894	346,904

Cash and cash equivalents—end of period	$427,080	$336,908

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Net earnings	—	—	113,577	—	—	5,701	119,278
Other comprehensive income (loss)	—	—	—	(21,877)	—	(1,831)	(23,708)
Cash dividends declared	—	—	(13,875)	—	—	—	(13,875)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Acquisitions	—	—	—	—	—	524	524
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 181,603 shares acquired	—	—	—	—	(19,829)	—	(19,829)
Stock options exercised; 291,208 shares issued	—	(23,353)	16,901	—	25,111	—	18,659
Tax benefit from stock option exercises	—	2,799	—	—		—	2,799
Stock option expense	—	3,732	—	—		—	3,732
Stock awards; 2,992 shares issued	—	230	—	—	325	—	555

Balance at September 24, 2011	$27,900	$—	$966,872	$41,768	$(25,117)	$51,826	$1,063,249

Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	169,036	—	—	3,153	172,189
Other comprehensive income	—	—	—	23,097	—	2,286	25,383
Cash dividends declared	—	—	(16,754)	—	—	—	(16,754)
Dividends to noncontrolling interests	—	—	—	—	—	(1,379)	(1,379)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 159,555 shares acquired	—	—	—	—	(19,116)	—	(19,116)
Stock options exercised; 295,570 shares issued	—	(8,027)	6,860	—	20,694	—	19,527
Tax benefit from stock option exercises	—	4,212	—	—	—	—	4,212
Stock option expense	—	3,735	—	—	—	—	3,735
Stock awards; 402 shares issued	—	690	—	—	92	—	782

Balance at September 29, 2012	$27,900	$—	$1,238,840	$87,149	$(23,018)	$57,023	$1,387,894

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 29, 2012, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 29, 2012 and September 24, 2011, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 29, 2012 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2011. The results of operations for the period ended September 29, 2012 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 38% and 40% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 29, 2012 and December 31, 2011, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $47,406 and $49,536 at September 29, 2012 and December 31, 2011, respectively.

        Inventories consisted of the following:

	September 29, 2012	December 31, 2011
Raw materials and purchased parts	$218,177	$202,953
Work-in-process	40,298	28,053
Finished goods and manufactured goods	221,620	212,312

Subtotal	480,095	443,318
Less: LIFO reserve	47,406	49,536

	$432,689	$393,782

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 29, 2012 and September 24, 2011, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2012	2011	2012	2011
United States	$48,524	$33,005	$179,351	$95,325
Foreign	36,829	32,828	74,532	70,056

	$85,353	$65,833	$253,883	$165,381

  Stock Plans

        The Company maintains stockbased compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 29, 2012, 623,496 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively, were as follows:

	Thirteen Weeks Ended September 29, 2012	Thirteen Weeks Ended September 24, 2011	Thirty-nine Weeks Ended September 29, 2012	Thirty-nine Weeks Ended September 24, 2011
Compensation expense	$1,245	$1,265	$3,735	$3,732
Income tax benefits	479	487	1,438	1,437

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

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

		Fair Value Measurement Using:
	Carrying Value September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$22,512	$22,512	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,152	$19,152	$—	$—

  Comprehensive Income

        Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 29, 2012 and December 31, 2011:

	September 29, 2012	December 31, 2011
Foreign currency translation adjustment	$36,272	$16,070
Actuarial gain in defined benefit pension plan	53,912	51,317
Loss on cash flow hedge, net of amortization	(3,035)	(3,335)

	$87,149	$64,052

(2) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$159,060	$59,951	13 years
Proprietary Software & Database	3,077	2,773	6 years
Patents & Proprietary Technology	9,796	5,142	8 years
Non-compete Agreements	1,800	1,496	6 years

	$173,733	$69,362

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,629	$50,107	13 years
Proprietary Software & Database	3,116	2,711	6 years
Patents & Proprietary Technology	9,489	3,863	8 years
Non-compete Agreements	1,812	1,307	6 years

	$170,046	$57,988

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively was as follows:

Thirteen Weeks Ended September 29, 2012	Thirteen Weeks Ended September 24, 2011	Thirty-nine Weeks Ended September 29, 2012	Thirty-nine Weeks Ended September 24, 2011
$3,582	$3,659	$10,751	$10,855

        Estimated annual amortization expense related to finitelived intangible assets is as follows:

Estimated Amortization Expense
2012	$14,324
2013	13,462
2014	13,045
2015	12,129
2016	11,554

        The useful lives assigned to finitelived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012	December 31, 2011	Year Acquired
Webforge	$17,501	$16,659	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,237	8,792	2010
Donhad	6,968	6,633	2010
PiRod	1,750	1,750	2001
Industrial Galvanizers	4,051	3,856	2010
Other	7,290	7,224

	$57,908	$56,025

        In its determination of these intangible assets as indefinitelived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to maintain the value of the intangible asset. The Company expects that these intangible assets will maintain their value indefinitely. Accordingly, these assets are not amortized.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company's trade names were tested for impairment in the third quarter of 2012. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

  Goodwill

        The carrying amount of goodwill by segment as of September 29, 2012 and December 31, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662
Foreign currency translation	4,236	—	(215)	(54)	428	4,395

Balance at September 29, 2012	$155,794	$77,141	$64,605	$2,522	$18,995	$319,057

        The Company's goodwill was tested for impairment during the third quarter of 2012. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 29, 2012 and September 24, 2011 were as follows:

	2012	2011
Interest	$15,797	$17,597
Income taxes	106,887	46,605

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(4) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 29, 2012:
Net earnings attributable to Valmont Industries, Inc.	$56,731	$—	$56,731
Shares outstanding	26,502	304	26,806
Per share amount	$2.14	$(0.02)	$2.12
Thirteen weeks ended September 24, 2011:
Net earnings attributable to Valmont Industries, Inc.	$42,141	$—	$42,141
Shares outstanding	26,351	228	26,579
Per share amount	$1.60	$(0.01)	$1.59
Thirty-nine weeks ended September 29, 2012:
Net earnings attributable to Valmont Industries, Inc.	$169,036	$—	$169,036
Shares outstanding	26,455	293	26,748
Per share amount	$6.39	$(0.07)	$6.32
Thirty-nine weeks ended September 24, 2011:
Net earnings attributable to Valmont Industries, Inc.	$113,577	$—	$113,577
Shares outstanding	26,318	249	26,567
Per share amount	$4.32	$(0.04)	$4.28

        At September 29, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock. At September 24, 2011 there were 218,007 shares of outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2011.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) LONG-TERM DEBT

	September 29, 2012	December 31, 2011
6.625% Senior Unsecured Notes(a)	$450,000	$450,000
Unamortized premium on senior unsecured notes(a)	13,063	14,100
Revolving credit agreement(b)	—	—
IDR Bonds(c)	8,500	8,500
1.75% to 3.485% notes	1,890	2,050

Total long-term debt	473,453	474,650
Less current installments of long-term debt	226	235

Long-term debt, excluding current installments	$473,227	$474,415

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $13,063 at September 29, 2012. The notes bear interest at 6.625% per annum and are due in April 2020. The premium is amortized against interest expense as interest payments are made over the term of the notes. These notes may be repurchased at specified prepayment premiums. These notes are guaranteed by certain subsidiaries of the Company.

(b)
On August 15, 2012, the Company entered into a new five-year multicurrency $400,000 revolving credit agreement with a group of banks. The Company may increase the credit agreement by up to an additional $200,000 at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings is, at the Company's option, either:

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 125 to 225 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or;

(ii)
the higher of

  •
  The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 125 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

  •
  LIBOR (based on a 1 month interest period) plus 125 to 225 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At September 29, 2012, the Company had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At September 29, 2012, the Company had the ability to borrow an additional $384,866 under this facility.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) LONG-TERM DEBT (Continued)

(c)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at September 29, 2012 and December 31, 2011 were 0.34% and 0.24%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at September 29, 2012.

        The minimum aggregate maturities of long-term debt for each of the four years following 2012 are: $278, $268, $281 and $289.

(6) BUSINESS SEGMENTS

        The Company aggregates its operating segments into four reportable segments. Aggregation is based on similarity of operating segments as to economic characteristics, products, production processes, types or classes of customer and the methods of distribution. Net corporate expense is net of certain servicerelated expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$152,672	$157,273	$434,510	$420,122
Communication Products	36,446	28,612	99,629	77,332
Access Systems	40,192	36,358	118,852	100,136

Engineered Infrastructure Products segment	229,310	222,243	652,991	597,590
Utility Support Structures segment:
Steel	184,030	140,926	536,073	374,045
Concrete	33,465	18,889	84,891	47,977

Utility Support Structures segment	217,495	159,815	620,964	422,022
Coatings segment	83,713	80,806	251,397	238,417
Irrigation segment	156,452	150,618	547,214	485,367
Other	72,500	88,870	245,757	246,977

Total	759,470	702,352	2,318,323	1,990,373
INTERSEGMENT SALES:
Engineered Infrastructure Products	9,978	6,611	37,062	18,035
Utility Support Structures	625	4,480	3,072	6,739
Coatings	12,313	11,852	38,262	34,283
Irrigation	67	—	498	8
Other	6,648	7,217	24,925	22,558

Total	29,631	30,160	103,819	81,623
NET SALES:
Engineered Infrastructure Products segment	219,332	215,632	615,929	579,555
Utility Support Structures segment	216,870	155,335	617,892	415,283
Coatings segment	71,400	68,954	213,135	204,134
Irrigation segment	156,385	150,618	546,716	485,359
Other	65,852	81,653	220,832	224,419

Total	$729,839	$672,192	$2,214,504	$1,908,750

OPERATING INCOME:
Engineered Infrastructure Products	$18,715	$17,189	$40,907	$30,907
Utility Support Structures	30,223	14,731	81,901	41,214
Coatings	18,542	14,238	54,571	39,600
Irrigation	27,140	23,765	103,155	80,623
Other	9,743	12,607	33,413	32,901
Corporate	(13,981)	(10,497)	(43,395)	(39,292)

Total	$90,382	$72,033	$270,552	$185,953

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks Ended September 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$301,667	$160,318	$350,837	$(82,983)	$729,839
Cost of sales	226,539	127,116	266,532	(82,750)	537,437

Gross profit	75,128	33,202	84,305	(233)	192,402
Selling, general and administrative expenses	41,747	13,449	46,824	—	102,020

Operating income	33,381	19,753	37,481	(233)	90,382

Other income (expense):
Interest expense	(8,215)	(12,635)	(213)	12,634	(8,429)
Interest income	15	398	14,314	(12,634)	2,093
Other	883	15	409	—	1,307

	(7,317)	(12,222)	14,510	—	(5,029)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	26,064	7,531	51,991	(233)	85,353

Income tax expense (benefit):
Current	8,096	4,786	15,701	(655)	27,928
Deferred	(1,063)	(558)	2,140	—	519

	7,033	4,228	17,841	(655)	28,447

Earnings before equity in earnings of nonconsolidated subsidiaries	19,031	3,303	34,150	422	56,906
Equity in earnings of nonconsolidated subsidiaries	37,700	18,557	918	(55,639)	1,536

Net earnings	56,731	21,860	35,068	(55,217)	58,442
Other comprehensive income (loss)	24,562	(14,977)	41,046	(24,822)	25,809

Comprehensive income	81,293	6,883	76,114	(80,039)	84,251
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2,958)	—	(2,958)

Comprehensive income attributable to Valmont Industries, Inc	$81,293	$6,883	$73,156	$(80,039)	$81,293

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirty-nine Weeks Ended September 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,014,150	$441,189	$977,950	$(218,785)	$2,214,504
Cost of sales	743,608	352,416	757,829	(217,460)	1,636,393

Gross profit	270,542	88,773	220,121	(1,325)	578,111
Selling, general and administrative expenses	128,781	40,414	138,364	—	307,559

Operating income	141,761	48,359	81,757	(1,325)	270,552

Other income (expense):
Interest expense	(23,470)	(37,136)	(186)	37,135	(23,657)
Interest income	29	721	42,466	(37,135)	6,081
Other	1,888	40	(1,021)	—	907

	(21,553)	(36,375)	41,259	—	(16,669)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	120,208	11,984	123,016	(1,325)	253,883

Income tax expense (benefit):
Current	44,644	10,082	36,871	(655)	90,942
Deferred	(3,832)	(419)	314	—	(3,937)

	40,812	9,663	37,185	(655)	87,005

Earnings before equity in earnings of nonconsolidated subsidiaries	79,396	2,321	85,831	(670)	166,878
Equity in earnings of nonconsolidated subsidiaries	89,640	64,918	4,850	(154,097)	5,311

Net earnings	169,036	67,239	90,681	(154,767)	172,189
Other comprehensive income (loss)	23,097	(17,221)	49,175	(29,668)	25,383

Comprehensive income	192,133	50,018	139,856	(184,435)	197,572
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5,439)	—	(5,439)

Comprehensive income attributable to Valmont Industries, Inc	$192,133	$50,018	$134,417	$(184,435)	$192,133

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
For the Thirteen Weeks Ended September 24, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$277,350	$98,619	$352,928	$(56,705)	$672,192
Cost of sales	205,787	83,008	272,671	(56,664)	504,802

Gross profit	71,563	15,611	80,257	(41)	167,390
Selling, general and administrative expenses	37,169	11,212	46,976	—	95,357

Operating income	34,394	4,399	33,281	(41)	72,033

Other income (expense):
Interest expense	(7,562)	—	(109)	—	(7,671)
Interest income	9	204	2,928	—	3,141
Other	(1,297)	12	(385)	—	(1,670)

	(8,850)	216	2,434	—	(6,200)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	25,544	4,615	35,715	(41)	65,833

Income tax expense (benefit):
Current	12,153	(724)	13,690	—	25,119
Deferred	(1,397)	2,710	(2,659)	—	(1,346)

	10,756	1,986	11,031	—	23,773

Earnings before equity in earnings of nonconsolidated subsidiaries	14,788	2,629	24,684	(41)	42,060
Equity in earnings of nonconsolidated subsidiaries	27,353	14,705	2,127	(41,831)	2,354

Net earnings	42,141	17,334	26,811	(41,872)	44,414
Other comprehensive income (loss)	(49,491)	—	(57,464)	52,773	(54,182)

Comprehensive income (loss)	(7,350)	17,334	(30,653)	10,901	(9,768)
Less: Comprehensive income attributable to noncontrolling interests	—	—	2,418	—	2,418

Comprehensive income attributable to Valmont Industries, Inc	$(7,350)	$17,334	$(28,235)	$10,901	$(7,350)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME For the Thirty-nine Weeks Ended September 24, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$842,493	$259,733	$947,843	$(141,319)	$1,908,750
Cost of sales	627,802	209,827	740,621	(141,365)	1,436,885

Gross profit	214,691	49,906	207,222	46	471,865
Selling, general and administrative expenses	115,422	33,473	137,017	—	285,912

Operating income	99,269	16,433	70,205	46	185,953

Other income (expense):
Interest expense	(26,417)	—	(298)	—	(26,715)
Interest income	43	204	6,672	—	6,919
Other	(1,105)	42	287	—	(776)

	(27,479)	246	6,661	—	(20,572)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	71,790	16,679	76,866	46	165,381

Income tax expense (benefit):
Current	31,505	4,552	26,099	—	62,156
Deferred	(5,307)	1,742	(7,979)	—	(11,544)

	26,198	6,294	18,120	—	50,612

Earnings before equity in earnings of nonconsolidated subsidiaries	45,592	10,385	58,746	46	114,769
Equity in earnings of nonconsolidated subsidiaries	67,985	35,042	4,247	(102,765)	4,509

Net earnings	113,577	45,427	62,993	(102,719)	119,278
Other comprehensive income	(21,877)	—	(23,708)	21,877	(23,708)

Comprehensive income	91,700	45,427	39,285	(80,842)	95,570
Less: Comprehensive income attributable to noncontrolling interests	—	—	(3,870)	—	(3,870)

Comprehensive income attributable to Valmont Industries, Inc	$91,700	$45,427	$35,415	$(80,842)	$91,700

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$75,150	$42,164	$309,766	$—	$427,080
Receivables, net	128,215	72,369	269,656	—	470,240
Inventories	124,158	89,246	219,285	—	432,689
Prepaid expenses	4,189	1,052	24,865	—	30,106
Refundable and deferred income taxes	25,891	6,558	17,243	—	49,692

Total current assets	357,603	211,389	840,815	—	1,409,807

Property, plant and equipment, at cost	447,378	116,562	401,386	—	965,326
Less accumulated depreciation and amortization	294,278	58,314	136,743	—	489,335

Net property, plant and equipment	153,100	58,248	264,643	—	475,991

Goodwill	20,108	107,542	191,407	—	319,057
Other intangible assets	539	54,986	106,754	—	162,279
Investment in subsidiaries and intercompany accounts	1,438,431	1,264,082	534,482	(3,236,995)	—
Other assets	34,625	—	92,701	—	127,326

Total assets	$2,004,406	$1,696,247	$2,030,802	$(3,236,995)	$2,494,460

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$189	$—	$37	$—	$226
Notes payable to banks	—	—	15,730	—	15,730
Accounts payable	53,905	24,708	139,730	(655)	217,688
Accrued employee compensation and benefits	51,277	8,325	28,376		87,978
Accrued expenses	37,642	5,327	42,751	—	85,720
Dividends payable	5,991	—	—	—	5,991

Total current liabilities	149,004	38,360	226,624	(655)	413,333

Deferred income taxes	19,808	27,582	33,590	—	80,980
Long-term debt, excluding current installments	472,182	602,751	1,045	(602,751)	473,227
Defined benefit pension liability	—	—	62,667	—	62,667
Deferred compensation	27,587	—	6,733	—	34,320
Other noncurrent liabilities	4,954	—	37,085	—	42,039
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,238,840	437,497	345,880	(783,377)	1,238,840
Accumulated other comprehensive income	87,149	(18,179)	111,899	(93,720)	87,149
Treasury stock	(23,018)	—	—	—	(23,018)

Total Valmont Industries, Inc. shareholders' equity	1,330,871	1,027,554	1,606,035	(2,633,589)	1,330,871

Noncontrolling interest in consolidated subsidiaries	—	—	57,023	—	57,023

Total shareholders' equity	1,330,871	1,027,554	1,663,058	(2,633,589)	1,387,894

Total liabilities and shareholders' equity	$2,004,406	$1,696,247	$2,030,802	$(3,236,995)	$2,494,460

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,545	$18,257	$317,092	$—	$362,894
Receivables, net	122,409	53,567	250,707	—	426,683
Inventories	125,862	77,838	190,082	—	393,782
Prepaid expenses	3,448	1,009	21,308	—	25,765
Refundable and deferred income taxes	22,053	6,218	15,548	—	43,819

Total current assets	301,317	156,889	794,737	—	1,252,943

Property, plant and equipment, at cost	427,398	107,315	376,929	—	911,642
Less accumulated depreciation and amortization	283,786	54,740	118,239	—	456,765

Net property, plant and equipment	143,612	52,575	258,690	—	454,877

Goodwill	20,108	107,542	187,012	—	314,662
Other intangible assets	661	59,389	108,033	—	168,083
Investment in subsidiaries and intercompany accounts	1,338,299	695,745	596,301	(2,630,345)	—
Other assets	30,192	—	85,319	—	115,511

Total assets	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$48	$—	$235
Notes payable to banks	—	—	11,403	—	11,403
Accounts payable	85,974	21,428	127,135	—	234,537
Accrued employee compensation and benefits	44,187	8,608	30,818		83,613
Accrued expenses	28,154	5,651	39,710	—	73,515
Dividends payable	4,767	—	—	—	4,767

Total current liabilities	163,269	35,687	209,114	—	408,070

Deferred income taxes	21,891	27,661	35,945	—	85,497
Long-term debt, excluding current installments	473,419	—	996	—	474,415
Defined benefit pension liability	—	—	68,024	—	68,024
Deferred compensation	24,142	—	6,599	—	30,741
Other noncurrent liabilities	4,506	—	36,912	—	41,418
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	181,542	893,884	(1,075,426)	—
Retained earnings	1,079,698	370,258	407,677	(777,935)	1,079,698
Accumulated other comprehensive income	64,052	(958)	65,010	(64,052)	64,052
Treasury stock	(24,688)	—	—	—	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,146,962	1,008,792	1,621,553	(2,630,345)	1,146,962

Noncontrolling interest in consolidated subsidiaries	—	—	50,949	—	50,949

Total shareholders' equity	1,146,962	1,008,792	1,672,502	(2,630,345)	1,197,911

Total liabilities and shareholders' equity	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$169,036	$67,239	$90,681	$(154,767)	$172,189
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,183	9,602	28,477	—	52,262
Stock-based compensation	4,517	—	—	—	4,517
Defined benefit pension plan expense	—	—	3,076	—	3,076
Contribution to defined benefit pension plan	—	—	(11,591)	—	(11,591)
Gain on sale of property, plant and equipment	(66)	(58)	(63)	—	(187)
Equity in earnings in nonconsolidated subsidiaries	(461)	—	(4,850)	—	(5,311)
Deferred income taxes	(3,832)	(419)	314	—	(3,937)
Changes in assets and liabilities:
Receivables	(5,806)	(18,798)	(22,059)	—	(46,663)
Inventories	1,705	(11,409)	(26,803)	—	(36,507)
Prepaid expenses	(741)	(43)	(2,873)	—	(3,657)
Accounts payable	(14,260)	3,280	10,945	—	(35)
Accrued expenses	16,577	(607)	19	—	15,989
Other noncurrent liabilities	532	—	(1,255)	—	(723)
Income taxes payable (refundable)	(19,897)	273	(1,461)	(655)	(21,740)

Net cash flows from operating activities	161,487	49,060	62,557	(155,422)	117,682

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,270)	(10,885)	(24,545)	—	(58,700)
Proceeds from sale of assets	112	71	5,414	—	5,597
Other, net	(77,917)	(15,657)	(61,768)	155,422	80

Net cash flows from investing activities	(101,075)	(26,471)	(80,899)	155,422	(53,023)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	4,096	—	4,096
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term borrowings	(39,197)	—	(83)	—	(39,280)
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Dividends paid	(15,530)	—	—	—	(15,530)
Dividends to noncontrolling interest	—	—	(1,379)	—	(1,379)
Debt issuance costs	(1,703)	—	—	—	(1,703)
Proceeds from exercises under stock plans	19,527	—	—	—	19,527
Excess tax benefits from stock option exercises	4,212	—	—	—	4,212
Purchase of common treasury shares—stock plan exercises:	(19,116)	—	—	—	(19,116)

Net cash flows from financing activities	(12,807)	—	4,164	—	(8,643)

Effect of exchange rate changes on cash and cash equivalents	—	1,318	6,852	—	8,170

Net change in cash and cash equivalents	47,605	23,907	(7,326)	—	64,186
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$75,150	$42,164	$309,766	$—	$427,080

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 24, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$113,577	$45,427	$62,993	$(102,719)	$119,278
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	15,758	9,416	28,019	—	53,193
Stock-based compensation	3,962	—	—	—	3,962
Defined benefit pension plan expense	—	—	4,544	—	4,544
Contribution to defined benefit pension plan	—	—	(11,754)	—	(11,754)
Loss (gain) on sale of property, plant and equipment	3	(56)	(242)	—	(295)
Equity in earnings of nonconsolidated subsidiaries	(261)	—	(4,248)	—	(4,509)
Deferred income taxes	(5,307)	1,742	(7,979)	—	(11,544)
Changes in assets and liabilities:
Receivables	(10,659)	(320)	(30,627)	—	(41,606)
Inventories	(44,029)	(31,983)	(23,547)	—	(99,559)
Prepaid expenses	(1,753)	(325)	(3,300)	—	(5,378)
Accounts payable	9,850	6,450	17,482	—	33,782
Accrued expenses	17,225	3,805	(9,546)	—	11,484
Other noncurrent liabilities	1,202	—	(5,694)	—	(4,492)
Income taxes payable (refundable)	14,814	—	2,195	—	17,009

Net cash flows from operations	114,382	34,156	18,296	(102,719)	64,115

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,133)	(9,358)	(26,875)	—	(46,366)
Proceeds from sale of assets	34	73	2,796	—	2,903
Acquisitions, net of cash acquired	—	—	(1,539)	—	(1,539)
Dividends from nonconsolidated subsidiaries	590	—	—	—	590
Other, net	(92,449)	(24,700)	15,223	102,719	793

Net cash flows from investing activities	(101,958)	(33,985)	(10,395)	102,719	(43,619)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,152	—	2,152
Proceeds from long-term borrowings	213,832	—	—	—	213,832
Principal payments on long-term borrowings	(187,186)	—	(48)	—	(187,234)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Dividends paid	(13,467)	—	—	—	(13,467)
Intercompany dividends	—	17,730	(17,730)	—	—
Dividend to noncontrolling interests	—	—	(4,958)	—	(4,958)
Settlement of financial derivative	(3,568)	—	—	—	(3,568)
Debt issues fees	(1,284)	—	—	—	(1,284)
Proceeds from exercises under stock plans	18,659	—	—	—	18,659
Excess tax benefits from stock option exercises	2,799	—	—	—	2,799
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(19,829)	—	—	—	(19,829)

Net cash flows from financing activities	5,154	17,730	(45,837)	—	(22,953)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,539)	—	(7,539)

Net change in cash and cash equivalents	17,578	17,901	(45,475)	—	(9,996)
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of period	$25,593	$18,520	$292,795	$—	$336,908

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011	% Incr. (Decr.)	September 29, 2012	September 24, 2011	% Incr. (Decr.)
Consolidated
Net sales	$729.8	$672.2	8.6%	$2,214.5	$1,908.8	16.0%
Gross profit	192.4	167.4	14.9%	578.1	471.9	22.5%
as a percent of sales	26.4%	24.9%		26.1%	24.7%
SG&A expense	102.0	95.4	6.9%	307.6	285.9	7.6%
as a percent of sales	14.0%	14.2%		13.9%	15.0%
Operating income	90.4	72.0	25.6%	270.6	186.0	45.5%
as a percent of sales	12.4%	10.7%		12.2%	9.7%
Net interest expense	6.3	4.5	40.0%	17.6	19.8	(11.1)%
Effective tax rate	33.3%	36.1%		36.2%	30.6%
Net earnings	$56.7	$42.1	34.7%	$169.0	$113.6	48.8%
Diluted earnings per share	$2.12	$1.59	33.3%	$6.32	$4.28	47.7%
Engineered Infrastructure Products
Net sales	$219.3	$215.6	1.7%	$616.0	$579.6	6.3%
Gross profit	57.3	53.3	7.5%	156.0	135.9	14.8%
SG&A expense	38.6	36.1	6.9%	115.1	105.0	9.6%
Operating income	18.7	17.2	8.7%	40.9	30.9	32.4%
Utility Support Structures
Net sales	$216.9	$155.3	39.7%	$617.9	$415.3	48.8%
Gross profit	49.6	31.7	56.5%	138.6	91.5	51.5%
SG&A expense	19.4	17.0	14.1%	56.7	50.3	12.7%
Operating income	30.2	14.7	105.4%	81.9	41.2	98.8%
Coatings
Net sales	$71.4	$69.0	3.5%	$213.1	$204.1	4.4%
Gross profit	26.3	22.7	15.9%	79.0	65.1	21.4%
SG&A expense	7.7	8.4	(8.3)%	24.4	25.5	(4.3)%
Operating income	18.6	14.3	30.1%	54.6	39.6	37.9%
Irrigation
Net sales	156.4	150.6	3.9%	$546.7	$485.4	12.6%
Gross profit	44.5	42.4	5.0%	156.4	131.1	19.3%
SG&A expense	17.3	18.7	(7.5)%	53.2	50.5	5.3%
Operating income	27.2	23.7	14.8%	103.2	80.6	28.0%
Other
Net sales	65.8	81.7	(19.5)%	$220.8	$224.4	(1.6)%
Gross profit	14.5	17.3	(16.2)%	47.9	48.2	(0.6)%
SG&A expense	4.8	4.7	2.1%	14.5	15.3	(5.2)%
Operating income	9.7	12.6	(23.0)%	33.4	32.9	1.5%
Net corporate expense
Gross profit	0.2	—	NM	$0.2	$0.1	NM
SG&A expense	14.2	10.4	36.5%	43.6	39.3	10.9%
Operating loss	(14.0)	(10.4)	(34.6)%	(43.4)	(39.2)	(10.7)%

        NM=Not meaningful

Overview

        On a consolidated basis, the increases in net sales in the third quarter and first three quarters of 2012, as compared with 2011, were due to the following factors:

  •
  Unit sales volumes increased approximately $54 million and $313 million in the third quarter and first three quarters of fiscal 2012, respectively, as compared with 2011. In the third quarter and first three quarters of 2012, all reportable segments reported higher sales, as compared with the same periods in 2011. The segments with the most significant unit sales increases were the Utility Support Structures and Irrigation segments.

  •
  Sales prices and mix in the aggregate for the third quarter and first three quarters of 2012 were higher than 2011 by approximately $20 million and $27 million, respectively.

        Foreign currency translation, in the aggregate, resulted in lower net sales and operating income in the third quarter and first three quarters of 2012, as compared with 2011. On average, the U.S. dollar strengthened against most currencies in 2012, as compared to 2011. The most significant currencies that contributed to this movement were the euro, Australian dollar, Brazilian real and the South African rand. On a segment basis, the currency effects on net sales and operating income in the third quarter and first three quarters of 2012, as compared with 2011, were as follows (in millions):

	Third Quarter Effect		Year-to-date Effect
	Net Sales	Operating Income	Net Sales	Operating Income
Engineered Infrastructure Products	$(6.4)	$(0.4)	$(13.8)	$(0.7)
Coatings	(0.8)	(0.1)	(2.5)	(0.3)
Irrigation	(5.6)	(0.8)	(10.9)	(1.6)
Other	(3.4)	(0.4)	(7.0)	(0.8)

Total	$(16.2)	$(1.7)	$(34.2)	$(3.4)

        The increase in gross profit margin (gross profit as a percent of sales) in fiscal 2012, as compared with 2011, was primarily due to improved sales pricing and mix and moderating raw material costs in 2012 as compared with 2011. Steel prices and zinc prices in 2012 were down slightly as compared with 2011. LIFO expense for the first three quarters of 2012 was $10.3 million lower than the same period in 2011, contributing to the comparatively higher gross profit margin in 2012, as compared with 2011.

        Selling, general and administrative (SG&A) expense in the third quarter and first three quarters of 2012, as compared with 2011, increased mainly due to the following factors:

  •
  Increased employee incentive accruals of $2.3 million and $6.9 million, respectively, due to improved operating results;

  •
  Increased compensation expenses of $6.0 million and $14.3 million, respectively, associated with increased employment levels and increased employee benefit costs;

  •
  Increased commissions of $0.3 million and $1.7 million, respectively, related to higher sales;

  •
  Deferred compensation expense of $2.2 million and $3.2 million, respectively, incurred in the third quarter and first three quarters of 2012 associated with the increase in deferred compensation plan liabilities. The corresponding increase in deferred compensation plan assets was recorded as a decrease in "Other" expense; and,

  •
  Australia stamp duty expense of $1.2 million incurred in the first quarter of 2012 related to the legal restructuring that was completed in fiscal 2011. This expense was non-recurring in nature.

        These increases were offset to a degree by settlements related to property insurance claims and a settlement related to a vendor dispute aggregating $1.4 million and $3.7 million in the third quarter and first three quarters, respectively, of 2012. These expense decreases were considered non-recurring in nature. SG&A expense also decreased in the third quarter and first three quarters of 2012, as compared with 2011, due to foreign exchange translation effects of $2.0 million and $4.2 million, respectively.

        The increase in operating income on a reportable segment basis in the third quarter and first three quarters of 2012, as compared with 2011, was due to improved operating performance in all reportable segments. The "Other" category reported lower operating income in the third quarter of 2012, as compared with 2011. Operating income in the "Other" category for the first three quarters of 2012 was comparable with 2011.

        The increase in net interest expense in the third quarter of fiscal 2012, as compared with 2011, mainly was attributable to interest income received on certain income tax refunds in 2011 (approximately $1.0 million) and $0.4 million of unamortized debt issue costs that were written off when we renewed our revolving credit agreement in the third quarter of 2012. On a year-to-date basis, net interest expense is lower in 2012 as compared with 2011, due to interest savings realized from the refinancing of our $150 million of senior subordinated debt in June 2011 and approximately $2.8 million of expense incurred in the second quarter of 2011 related to the refinancing of our $150 million of senior subordinated notes. Average borrowing levels in 2012 were comparable with 2011.

        The decrease in "Other" expenses in the third quarter and first three quarters of fiscal 2012, as compared with 2011, was mainly due to investment returns in the assets held in our deferred compensation plan of $2.2 million and $3.2 million, respectively. The increase in the value of these assets was offset by a corresponding increase in our deferred compensation liabilities, which was reflected as an increase in SG&A expense. Accordingly, there was no effect on net earnings from these investment gains.

        Our effective income tax rate in the third quarter of fiscal 2012 was lower than 2011, mainly due to a more favorable result this year in the reconciliation of our annual income tax filings and certain non-deductible currency losses in our Mexican operation in 2011 that did not occur in 2012. In the third quarter of 2012, the U.K. reduced its income tax rate from 26% to 24%. As a result, our income tax expense increased in the third quarter of 2012 by $4.0 million, mainly due to the revaluation of deferred income tax assets. This effect on our third quarter 2012 income tax expense was largely mitigated by increased foreign tax credits and other tax benefits in 2012. On a year-to-date basis, our effective tax rate in 2012 was higher than 2011 due to a $4.1 million tax benefit related to the acquisition of the 40% of our grinding media operation that we did not own, $1.4 million of income tax contingencies that we reversed in 2011 due to the expiring of statutes of limitation and a higher share of our pre-tax earnings coming from our U.S. operations. Going forward, depending on our geographic mix of earnings and currently enacted income tax rates in the countries in which we operate, we expect our effective tax rate to approximate 34%.

        Earnings attributable to noncontrolling interests was lower in the third quarter and first three quarters of 2012, as compared with 2011, mainly due to lower net earnings in those consolidated operations that are less than 100% owned, partly due to currency translation effects. On a year-to-date basis, the 2012 decrease was also due to the purchase of the noncontrolling interest in our grinding media operation in June 2011. This operation was previously 40% owned by noncontrolling interests.

        Our cash flows provided by operations were $117.7 million in 2012, as compared with $64.1 million in 2011. The increase in operating cash flow resulted from increased net income in 2012. Working capital increased somewhat is 2012, due mainly to increased sales levels, and results in operating cash flow being less than net earnings.

  Engineered Infrastructure Products (EIP) segment

        The increase in EIP segment net sales in the third quarter and first three quarters of fiscal 2012, as compared with 2011, was due to improved sales volumes of approximately $4 million and $34 million, respectively, and $6 million and $17 million, respectively, of favorable pricing and sales mix changes. These increases were offset to a degree, by unfavorable foreign exchange translation effects of approximately $6 million and $14 million, respectively. North America lighting sales in the third quarter of 2012 were comparable with 2011, while sales in the first three quarters of 2012 were up modestly over last year. The increase in sales mainly resulted from higher sales prices and favorable sales mix. The transportation market for lighting and traffic structures continues to be steady but not particularly strong. While a two-year extension to the current U.S. highway funding legislation was enacted in the third quarter, this event has not yet affected the market for lighting and traffic structures. We also believe that state budget issues are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in 2012 were comparable with 2011. In Europe, sales in the third quarter and first three quarters of fiscal 2012 were lower than the comparable periods in 2011. We divested of our Turkish and Italian operations in late 2011, resulting in lower sales in the third quarter and first three quarters of 2012, as compared with 2011, of $5.2 million and $13.6 million, respectively. Current economic conditions in Europe and weak and uncertain. As a result, public spending for streets and highways is under pressure, as governments dealing with lower tax receipts and budget deficits. However, lighting sales in local currency were higher in the the third quarter and first three quarters of 2012, as compared with 2011. Stronger sales in France, Scandinavia and the U.K. were offset somewhat by weaker sales volumes in northern Europe.

        Communication product line sales in the third quarter and first three quarters of fiscal 2012 were improved over 2011. North America sales in the third quarter and first three quarters of 2012 were $8.4 million and $20.3 million, respectively, higher in 2012, as compared with 2011. The increase in sales was attributable to improved market conditions (somewhat attributable to the build out of 4G wireless technology) and the resolution of the proposed AT&T/T-Mobile merger, which we believe slowed sales activity for structures and components in 2011. In China, sales of wireless communication structures in 2012 were comparable with 2011.

        Sales in the access systems product line in 2012 were improved as compared with 2011, as industrial production investments in the mining and energy economic sectors are increasing in the Asia Pacific region.

        Sales of highway safety products in the third quarter of 2012 was comparable with 2011, while year-to-date sales in 2012 were somewhat higher as compared with 2011. Floods in parts of Australia affected infrastructure spending in the first three quarters of 2011, as public spending priorities shifted from roadway development to supporting recovery from the floods. The improvement in 2012 reflects a more normal demand pattern for this product line. While public spending on roadways in Australia is down somewhat in 2012, establishment of sales channels in other countries in the Asia Pacific region has helped maintain sales volumes for the product line.

        Operating income for the segment in the third quarter and first three quarters of fiscal 2012 was higher than 2011. Improved operating income resulted from higher sales volumes, improved sales prices and moderating raw material costs (including $2.6 million of lower year-to-date LIFO expense), offset somewhat by factory operational inefficiencies of $5.2 million and $12.3 million, respectively. The factory operational inefficiencies related mainly to start-up costs related to capacity expansion in the U.S. and certain production inefficiencies in Europe. The increase in SG&A spending in the third quarter and first three quarters of 2012, as compared with 2011, mainly was attributable to higher compensation costs of $2.2 million and $6.2 million, respectively, and increased employee incentives of $1.1 million and $2.8 million, respectively. These increases were offset to a degree by currency translation effects of $1.2 million in the third quarter and $2.4 million in the first three quarters of fiscal 2012, as compared with the same periods in 2011.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the third quarter and first three quarters of 2012, as compared with 2011, was primarily due to improved unit sales volumes of approximately $49 million and $211 million, respectively. In U.S. markets, investments in the electrical grid by utility companies is increasing, resulting in improved sales of transmission and substation structures. The effect of sales mix was favorable for the third quarter of 2012, as compared with 2011, by approximately $13 million, while the year-to-date sales mix effect in fiscal 2012 was unfavorable, as compared with 2011, by approximately $7 million. The unfavorable year-to-date mix effect reflected shipments on certain large orders that were taken in 2010, when market pricing was particularly low. As market conditions improved, pricing recovered to a degree, resulting in improved pricing and mix in the third quarter. Sales in international markets in the third quarter was comparable with 2011, while year-to-date fiscal 2012 sales were slightly lower than 2011. Sales in the Asia Pacific region are higher, offset to some extent by lower sales in Europe and the Middle East.

        Operating income in fiscal 2012, as compared with 2011, increased due to the increase in North America sales volume, moderating raw material costs and leverage effects on fixed SG&A and factory expenses. These positive effects were offset to a degree in the third quarter and first three quarters of 2012 by $1.3 million and $8.4 million, respectively, of additional costs associated with production inefficiencies and unanticipated costs related to certain large orders. The increase in SG&A expense for the segment in fiscal 2012 as compared with 2011, was mainly due to increased employee compensation of $1.3 million and $2.8 million, respectively, increased employee incentives of $0.7 million and $1.2 million, respectively, and increased sales commissions of $0.3 million and $1.2 million, respectively, all associated with the increase in business levels and operating income.

  Coatings segment

        The increase in net sales in the Coatings segment was due to improved sales in the United States, offset to a degree by slightly lower sales in the Asia Pacific region. In the United States, we experienced broad-based improved demand from customers, especially in the agriculture, petrochemical and energy economic sectors. Asia Pacific volumes in the third quarter and first three quarters of 2012 were down modestly from 2011, due to slowness in the Australian industrial economy not related to mining. Average selling prices in the third quarter and first three quarters of 2012 were comparable with 2011.

        The increase in segment operating income in the third quarter and first three quarters of 2012, as compared with 2011, was mainly due to improved productivity and operating leverage through volume increases and lower zinc costs. The effect of lower zinc costs on segment operating income in the third quarter and first three quarters of 2012, as compared with the same periods in 2011, was approximately $1.9 million and $5.5 million, respectively. SG&A expenses for the segment in the third quarter and first three quarters of 2012, as compared with 2011, were slightly lower, due to a $0.9 million favorable dispute settlement with a vendor in the second quarter of 2012 and a $0.8 million insurance settlement in the third quarter of 2012.

  Irrigation segment

        The increase in Irrigation segment net sales in the third quarter and first three quarters of 2012, as compared with 2011, was mainly due to improved sales volumes of approximately $10 million and $55 million, respectively, and favorable pricing and sales mix of approximately $2 million and $19 million respectively. These increases were offset by unfavorable currency translation effects of $5.6 million and $10.9 million in the third quarter and first three quarters of 2012, respectively, as compared with 2011. The pricing and sales mix effect was generally due to sales price increases that took effect in the second half of 2011 to recover higher material costs in early 2011. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable, with a positive outlook for net farm income in most markets around the world. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. We believe the drought conditions in much of the U.S. this summer contributed to the increased demand for irrigation equipment and related service parts in 2012. In international markets, the sales improvement in fiscal 2012, as compared with 2011, was realized in most markets, also due to generally favorable economic conditions in the global farm economy.

        Operating income for the segment improved in the third quarter and first three quarters of 2012, as compared with 2011, due to improved sales unit volumes and improved sales prices in light of stable material costs. The higher average selling prices resulted from rising material costs in 2011, when sales price increases lagged material cost inflation. The stability in raw material purchase costs also resulted in $4.7 million in lower LIFO expenses in the first three quarters of 2012, respectively, as compared with 2011. SG&A expenses in the third quarter of 2012 were slightly lower than the same period in 2011, due in part to foreign currency translation effects ($0.5 million). On a year-to-date basis, SG&A spending increased in 2012 over 2011, due to increased compensation cost to support the increase in sales activity ($2.4 million), offset to a degree by currency translation effects of approximately $1.2 million.

  Other

        This category includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. In the third quarter of 2012, sales and operating income were lower than 2011, mainly due lower sales volumes and profitability in the tubing and electrolytic manganese dioxide operations. On a year-to-date basis, fiscal 2012 sales and operating profits were, in the aggregate, comparable with 2011. Sales and operating income in our tubing operations were improved over 2011, while manganese dioxide sales and operating income were lower than 2011. Sales and operating income in the grinding media operations in the third quarter and first three quarters of fiscal 2012 were comparable with 2011.

  Net corporate expense

        Net corporate expense in the third quarter and first three quarters of fiscal 2012 was higher than 2011, mainly due to:

  •
  higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans (approximately $1.4 million and $3.5 million respectively);

  •
  higher deferred compensation expenses (approximately $2.2 million and $3.2 million, respectively) related to investment returns on assets in the deferred compensation plan. These increases are offset by decreases in "Other" expense, and;

  •
  increased expenses of $0.5 million and $2.2 million, respectively, related to less favorable experience in our health insurance plan.

          These increases were offset by insurance settlements related to a fire and storm damage to one of our galvanizing facilities in Australia ($0.6 million and $2.0 million, respectively) and lower expenses in the Delta Pension Plan of $0.4 million and $1.4 million, respectively.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $996.5 million at September 29, 2012, as compared with $844.9 million at December 31, 2011. The increase in net working capital in 2012 mainly resulted from increased receivables and inventories to support the increase in sales. Cash flow provided by operations was $117.7 million in fiscal 2012, as compared with $64.1 million in fiscal 2011. The increase in operating cash flow in 2012 was the result of higher net earnings, especially in the Utility Support Structures and Irrigation segments, offset to an extent by the increase in working capital and timing of income tax payments. Accounts receivable turns in 2012 were improved over 2011. The increase in inventory at the end of the second quarter compared with December 31, 2011 is associated mainly with the Utility Support Structures and EIP segments and is related to general business levels and seasonal factors.

        Investing Cash Flows—Capital spending in the first three quarters of fiscal 2012 was $58.7 million, as compared with $46.4 million for the same period in 2011. The most significant capital spending projects in 2012 included capacity expansions in the Utility segment. We expect our capital spending for the 2012 fiscal year to be approximately $100 million, compared to $83 million for the 2011 fiscal year. The increase in expected capital spending over 2011 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $489.2 million at September 29, 2012 from $486.1 million at December 31, 2011. Financing cash flows in 2011 included the purchase of the 40% noncontrolling interest in our grinding operation for $25.3 million, debt issuance costs of $1.3 million and settlement of a financial derivative of $3.6 million associated with the senior unsecured notes issued in the second quarter of 2011.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 29, 2012, our long-term debt to invested capital ratio was 24.2%, as compared with 26.8% at December 31, 2011. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2012.

        Our debt financing at September 29, 2012 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $63.9 million, $51.8 million of which was unused at September 29, 2012. Our long-term debt principally consists of:

  •
  $450 million face value ($463 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

  •
  $400 million revolving credit agreement with a group of banks. We may increase the credit facility by up to an additional $200 million at any time, subject to participating banks increasing the amount of their lending commitments. The interest rate on our borrowings will be, at our option, either:

  (a)
  LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 125 to 225 basis points (inclusive of facility fees), depending on our ratio of debt to earnings before taxes, interest, depreciation and amortization (EBITDA), or;

  (b)
  the higher of

        •
        The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus in each case, 25 to 125 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA, or

        •
        LIBOR (based on a 1 week interest period) plus 125 to 225 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA

        At September 29, 2012 and December 31, 2011, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 29, 2012, we had the ability to borrow an additional $384.9 million under this facility.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are as follows:

  •
  Interest-bearing debt is not to exceed 3.50x EBITDA of the prior four quarters; and

  •
  EBITDA over the prior four quarters must be at least 2.50x our interest expense over the same period.

        At September 29, 2012, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at September 29, 2012 were as follows:

Interest-bearing debt	$489,183
EBITDA—last four quarters	431,496
Leverage ratio	1.13
EBITDA—last four quarters	$431,496
Interest expense—last four quarters	33,117
Interest earned ratio	13.03

        The calculation of EBITDA—last four quarters (September 25, 2011 through September 29, 2012) is as follows:

Net cash flows from operations	$203,238
Interest expense	33,117
Income tax expense	40,983
Deferred income tax benefit	77,356
Noncontrolling interest	(6,369)
Equity in earnings of nonconsolidated subsidiaries	8,861
Stock-based compensation	(6,486)
Pension plan expense	(3,981)
Contribution to pension plan	11,697
Changes in assets and liabilities	73,883
Other	(803)

EBITDA	$431,496

Net earnings attributable to Valmont Industries, Inc.	$283,767
Interest expense	33,117
Income tax expense	40,983
Depreciation and amortization expense	73,629

EBITDA	$431,496

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $565 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at September 29, 2012, approximately $347 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $24.7 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 41-44 in our Form 10-K for the fiscal year ended December 31, 2011 during the quarter ended September 29, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 29. 2012. For additional information, refer to the section "Risk Management" on page 40 in our Form 10-K for the fiscal year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 28, 2012	3,126	$125.17	—	—
July 29, 2012 to August 1, 2012	34,796	126.86	—	—
August 2, 2012 to September 29, 2012	1,705	131.67	—	—

Total	39,627	$126.93	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated August 15, 2012.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 29th day of October, 2012.

Index of Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated August 15, 2012.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.