Form 10-K
period 2012-12-29
VALMONT INDUSTRIES INC
filed 2013-02-26
CIK 102729

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At February 19, 2013 there were 26,685,395 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 30, 2012 was $3,217,703,409.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 30, 2013 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 29, 2012, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2012

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel and aluminum pole, tower and other structures in our Engineered Infrastructure Products (EIP) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings segment. Our products sold through the EIP segment include outdoor lighting and traffic control structures, wireless communication structures and components and roadway safety and industrial access systems. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2012, approximately 40% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

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

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our type of product. In recent years, our Utility business successfully expanded into new markets in Africa and we have also expanded our geographic presence in Europe and North Africa for lighting structures. We have also been successful introducing our pole products to utility and wireless communication applications where customers have traditionally purchased lattice tower products. Our strategy of building a manufacturing presence in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication to the Chinese market. During 2011 we established manufacturing operations in India to provide pole structures for lighting, utility and wireless communications to the Indian market as well as galvanizing services. Our Irrigation segment has a long history of developing new mechanized irrigation markets in emerging markets. In recent years, these markets include China and Eastern Europe. Our 2012 acquisition of Pure Metal Galvanizing provides us with presence in the Canadian galvanizing market.

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

        Developing New Products for New Markets and Leverage a Core Competency to Further Diversify our Business.    Our strategy is to increase our sales and diversify our business by developing new products for new markets or to leverage a core competency. For example, we have been expanding our offering of specialized decorative lighting poles in the U.S. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets. The acquisition of Delta gives us a presence in highway safety systems and industrial access systems, products that we believe are complementary to our existing products and provide us with future growth opportunities. The establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment.

  Acquisitions

        We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):

  2008

  •
  Acquisition of 70% of the outstanding shares of a lighting structure manufacturer headquartered in Canada (EIP)

  •
  Acquisition of the assets of a manufacturer of utility and wireless communication poles in Hazelton, Pennsylvania (Utility)

  •
  Acquisition of the assets of a wireless communication components distributor headquartered on Long Island, New York (EIP)

  •
  Acquisition of the assets of a materials analysis, testing and inspection services business in Pittsburgh, Pennsylvania (Utility)

  •
  Acquisition of the assets of a hot-dipped galvanizing operation located near Louisville, Kentucky (Coatings)

  •
  Acquisition of Stainton Metals, a steel lighting structure manufacturer located in England (EIP)

  2010

  •
  Acquisition of Delta plc, a publicly-traded company headquartered in the United Kingdom that manufactures and distributes steel engineered products, provides galvanizing services and manufactures steel forged grinding media and electrolytic manganese dioxide (EIP, Coatings, Other)

  2011

  •
  Acquisition of the remaining 40% not previously owned of Donhad Pty. Ltd., a forged steel grinding media manufacturer located in Australia (Other)

  •
  Acquisition of an irrigation monitoring services company located in Brazil (Irrigation)

  2012

  •
  Acquisition of a galvanizing business with three locations in Ontario, Canada (Coatings)

        There have been no significant divestitures of businesses in the past five years. In 2011, we exited our structures joint venture in Turkey (formed in 2008) and ceased our structures sales and distribution operation in Italy. Both of these businesses were in the EIP segment. The impact of these events on our financial statements was not material.

(b)   Segments

        We have four reportable segments based on our management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment.

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

        Other:    In addition to these four reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales, operating income or assets. These activities include the manufacture of forged steel grinding media for the mining industry, tubular products for a variety of industrial customers, electrolytic manganese dioxide for disposable batteries and the distribution of industrial fasteners.

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

  Engineered Infrastructure Products Segment

        Products Produced—We manufacture steel and aluminum poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers' desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. This product line also includes roadway safety systems, including guard rail barrier systems, wire rope safety barriers, crash attenuation barriers and other products designed to redirect vehicles when off course and to prevent collisions between vehicles. Highway safety systems are also designed and engineered to absorb collisions and ultimately reduce roadway fatalities and injury.

        We also manufacture and distribute a broad range of structures (poles and towers) and components serving the wireless communication market. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to the structure and to connect cabling and other parts from the antennas to the shelter). Structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on the structures we sell.

        The EIP segment also produces and distributes access systems. Access systems are engineered structures and components that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. Access systems also are used in architectural applications. Products offered in this product line are usually engineered to specific customer requirements and include floor gratings, handrails, barriers and sunscreens.

        Markets—The key markets for our lighting, traffic and roadway safety products are the transportation and commercial lighting markets and public roadway building and improvement. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current federal highway program is now operating under a two-year extension that will expire in 2014. In North America, governments desire to improve road and highway systems by reducing traffic congestion. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments. The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy.

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

        All of the products that we manufacture in this segment are parts of customer investments in basic infrastructure. The total cost of these investments can be substantial, so access to capital is often important to fund infrastructure needs. Due to the nature of these markets, demand can be cyclical as projects sometimes can be delayed due to funding or other issues.

        Competition—Our competitive strategy in all of the markets we serve is to provide high value to the customer at a reasonable price. We compete on the basis of product quality, high levels of customer service, timely, complete and accurate delivery of the product and design capability to provide the best solutions to our customers. There are numerous competitors in our markets, most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery and unique product features. Pricing can be very competitive, especially when demand is weak or when strong local currencies result in increased competition from imported products.

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

        Competition—The Coatings markets traditionally have been very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. As a result of ongoing industry consolidation, there are also several (public and private) multi-facility competitors. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to assure that the customer receives quality, timely service.

        Distribution Methods—Due to freight costs, a galvanizing location has an effective service area of an approximate 300 to 500 mile radius. While we believe that we are globally one of the largest custom galvanizers, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

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

        There are other forms of irrigation available to farmers, two of the most prevalent being flood irrigation and drip irrigation. In flood irrigation, water is applied through a pipe or canal at the top of the field and allowed to run down the field by gravity. Drip irrigation involves plastic pipe or tape resting on the surface of the field or buried a few inches below ground level, with water being applied gradually. We estimate that center pivot and linear irrigation comprises 45% of the irrigated acreage in North America. International markets use predominantly flood irrigation, although all forms are used to some extent.

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

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 265 dealer locations in North America, with another approximately 190 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.

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

  Seasonal Factors in Business.

        Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher summer and fall and lower in the winter.

  Customers.

        We are not dependent for a material part of any segment's business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations or liquidity.

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was $902.5 million at the end of the 2012 fiscal year and $703.0 million at the end of the 2011 fiscal year. We anticipate that most of the 2012 backlog of orders will be filled during fiscal year 2013. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/29/2012	12/31/2011
Engineered Infrastructure Products	$211.9	$207.5
Utility Support Structures	434.0	382.6
Irrigation	230.6	97.5
Coatings	1.4	—
Other	24.6	15.4

	$902.5	$703.0

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

  Number of Employees.

        At December 29, 2012, we had 10,543 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements. While Australia accounted for approximately 16% of our net sales in 2012, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 17 include sales to outside customers.

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

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $850 million in 2012. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers and, as a result, sales of those products are affected by economic changes within the agriculture industry, particularly the level of farm income. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers' buying decisions. Farm income can also decrease as farmers' operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen-based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales.

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

        We manufacture and distribute engineered infrastructure products for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction-related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is affected by and can decline because of, a number of factors, including (but not limited to):

  •
  weakness in the general economy, which may negatively affect tax revenues, resulting in reduced funds available for construction;

  •
  interest rate increases, which increase the cost of construction financing; and

  •
  adverse weather conditions which slow construction activity.

        The current economic uncertainty and slowness in the United States and Europe will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential and commercial areas. As residential and commercial construction remains weak, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in the event of an overall downturn in the economies in Europe, Australia or China, we may experience decreased demand if our customers have difficulty securing credit for their purchases from us.

        In addition, sales in our Engineered Infrastructure Products segment, particularly our lighting, traffic and highway safety products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the U.S. federal highway program. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. For instance, the lack of long-term U.S. federal highway spending legislation has had a negative impact on our sales in this market. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.

We may lose some of our foreign investment or our foreign sales and profits may be reduced because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 29, 2012, we operated over 90 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2012, approximately 40% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales into the foreseeable future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

        We sell our products in many countries around the world. Approximately 40% of our fiscal 2012 sales were generated by export demand or foreign markets and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets. We experienced increased pricing competition in our access systems product line in Australia in 2011 and 2012, due in part to the strong Australian dollar and resulting competition from companies outside of Australia.

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

        Any future acquisitions may present significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration acquired businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

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

        As of December 29, 2012, we had approximately $486 million of total indebtedness outstanding. We had $385 million of additional borrowing capacity under our revolving credit facility at December 29, 2012. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

        Delta is the sponsor of a defined benefit pension plan that, as of December 29, 2012, covered approximately 7,000 members in the United Kingdom. All of these members are inactive or retired former Delta employees. At December 29, 2012, this plan was, for accounting purposes, underfunded by approximately £69.5 million ($112.0 million). Although this underfunded position and the current agreement with the trustees of the pension plan for annual funding was approximately £6.3 million ($10.2 million) in respect of the funding shortfall and approximately £1.0 million ($1.6 million) in respect of administrative expenses were considered in determining the offer price for Delta shares, the underfunded position may adversely affect the combined company as follows:

  •
  Laws and regulations normally require a new funding plan to be agreed every three years. The new funding plan is being developed and is to be agreed with the plan trustees by June 30, 2013. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.

  •
  The pension plan is regulated in the United Kingdom and trustees represent the interests of covered workers. Laws and regulations could create an immediate funding obligation to the pension plan which could be significantly greater than the £69.5 million ($112.0 million) assumed for accounting purposes as of December 29, 2012 and calculated by reference to the cost of buying out liabilities on the insurance market, and could impact the ability to use Delta's existing cash or the combined company's future excess cash to grow the business or finance other obligations. The use of Delta's cash and future cash flows beyond the operation of Delta's business or the satisfaction of Delta's obligations would require negotiations with the trustees and regulators.

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

        Engineered Infrastructure Products segment North America manufacturing locations are in Nebraska, Texas, Indiana, Minnesota, Oregon, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California and Georgia. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, both of which are owned facilities. Access systems manufacturing locations are located in Australia, Indonesia, the Philippines, Thailand, Malaysia and China.

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

        Coatings segment North America operations include U.S. operations located in Nebraska, Illinois, California, Minnesota, Kansas, Iowa, Indiana, Oregon, Utah, Oklahoma, Virginia, Alabama, Florida and South Carolina and three locations near Toronto, Canada. International operations are located in Australia, Malaysia and India.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

Executive Officers of the Company

        Our executive officers at February 16, 2013, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 64, Chairman and Chief Executive Officer since January 1997.

  Terry J. McClain, age 65, Senior Vice President and Chief Financial Officer since January 1997.

  Todd G. Atkinson, age 56, Executive Vice President since February 2011. Chief Executive Officer of Delta plc from July 2003 until February 2011.

  Richard P. Heyse, age 50, Executive Vice President since January 2013. Vice President and Chief Financial Officer of WESCO International, Inc. from June 2009 to February 2012. Vice President and Chief Financial Officer of Polyconcept, Inc. from June 2012 to December 2012. Vice President and Chief Financial Officer of Innophos Holdings from April 2005 to May 2009.

  Mark C. Jaksich, age 55, Vice President and Controller since February 2000.

  Walter P. Pasko, age 62, Vice President-Procurement since May 2002.

  Brian J. Desigio, age 43, Vice President-Corporate Development since April 2008. Senior Vice President at Fairmount Food Group from January 2006 to April 2008.

  Vanessa K. Brown, age 60, Vice President-Human Resources since July 2011. Director of Human Resources of North America Engineered Infrastructure Products division from 1997 until 2011.

  Stephen G. Kaniewski, age 41, Vice President of Information Technology since August 2010. Vice President of Global IT Applications at Belden Inc. from September 2007 until August 2010.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange under the symbol "VMI". We had approximately 4,500 shareholders of common stock at December 29, 2012. Other stock information required by this item is included in Note 19 "Quarterly Financial Data (unaudited)" to the consolidated financial statements and incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 to October 27, 2012	2,539	$134.16	—	—
October 28, 2012 to December 1, 2012	8,605	139.10	—	—
December 2, 2012 to December 29, 2012	4,244	138.68	—	—

Total	15,388	$138.17	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
		(3)	(2)
Operating Data
Net sales	$3,029,541	$2,661,480	$1,975,505	$1,786,601	$1,907,278
Operating income	382,296	263,310	178,413	237,994	228,591
Net earnings attributable to Valmont Industries, Inc.(1)	234,072	228,308	94,379	150,562	132,397
Depreciation and amortization	70,218	74,560	59,663	44,748	39,597
Capital expenditures	97,074	83,069	36,092	44,129	50,879
Per Share Data
Earnings:
Basic(1)	$8.84	$8.67	$3.62	$5.80	$5.13
Diluted(1)	8.75	8.60	3.57	5.73	5.04
Cash dividends declared	0.855	0.705	0.645	0.580	0.495
Financial Position
Working capital	$1,013,507	$844,873	$747,312	$458,605	$475,215
Property, plant and equipment, net	512,612	454,877	439,609	283,088	269,320
Total assets	2,568,551	2,306,076	2,090,743	1,302,169	1,326,288
Long-term debt, including current installments	472,817	474,650	468,834	160,482	338,032
Total Valmont Industries, Inc. shareholders' equity.	1,349,912	1,146,962	915,892	786,261	624,131
Cash flow data:
Net cash flows from operating activities	$197,097	$149,671	$152,220	$349,520	$52,575
Net cash flows from investing activities	(136,692)	(84,063)	(262,713)	(43,595)	(194,077)
Net cash flows from financing activities	(16,355)	(45,911)	269,685	(198,400)	108,753
Financial Measures
Invested capital(a)	$1,981,502	$1,769,461	$1,577,707	$1,029,970	$1,043,684
Return on invested capital(a)	13.2%	11.0%	8.8%	15.6%	16.4%
EBITDA(b)	$462,417	$343,633	$239,997	$283,964	$260,474
Return on beginning shareholders' equity(c)	20.4%	24.9%	12.0%	24.1%	25.9%
Long-term debt as a percent of invested capital(d)	23.9%	26.8%	29.7%	15.6%	32.4%
Year End Data
Shares outstanding (000)	26,674	26,481	26,374	26,297	26,168
Approximate number of shareholders	4,500	5,000	5,200	5,400	5,800
Number of employees	10,543	9,476	9,188	6,626	7,380

(1)
Fiscal 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal entity restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets.

(2)
On May 12, 2010, the Company acquired Delta plc (Delta). The financial results of Delta are included in the Company's consolidated accounts starting on that date. Fiscal 2011 and 2012, accordingly, include a full year of Delta's operating results.

(3)
Fiscal 2011 was a 53 week fiscal year.

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

	2012	2011	2010	2009	2008
Operating income	$382,296	$263,310	$178,413	$237,994	$228,591
Effective tax rate(1)	35.2%	30.2%	36.0%	32.2%	34.2%
Tax effect on operating income	(134,568)	(79,520)	(64,153)	(76,634)	(78,178)

After-tax operating income	247,728	183,790	114,260	161,360	150,413

Average invested capital	1,875,482	1,673,584	1,303,839	1,036,827	919,235

Return on invested capital	13.2%	11.0%	8.8%	15.6%	16.4%
Total assets	$2,568,551	$2,306,076	$2,090,743	$1,302,169	$1,326,288
Less: Accounts and income taxes payable	(212,424)	(234,537)	(179,814)	(118,210)	(136,868)
Less: Accrued expenses	(180,408)	(157,128)	(153,686)	(122,532)	(119,858)
Less: Defined benefit pension liability	(112,043)	(68,024)	(104,171)	—	—
Less: Deferred compensation	(31,920)	(30,741)	(23,300)	(20,503)	(16,721)
Less: Other noncurrent liabilities	(44,252)	(41,418)	(47,713)	(7,010)	(5,755)
Less: Dividends payable	(6,002)	(4,767)	(4,352)	(3,944)	(3,402)

Total Invested capital	$1,981,502	$1,769,461	$1,577,707	$1,029,970	$1,043,684

Beginning of year invested capital	$1,769,461	$1,577,707	$1,029,970	$1,043,684	$794,786

Average invested capital	$1,875,482	$1,673,584	$1,303,839	$1,036,827	$919,235

(1)
The effective tax rate in 2011 does not include the effects of the legal entity reorganization executed in late 2011 (approximately $66.0 million). The effective tax rate including the effect of the restructuring was 2.0%.

  Return on invested capital, as presented, may not be comparable to similarly titled measures of other companies.

(b)
Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest-bearing debt not exceed 3.50x EBITDA for the most recent four quarters. If this covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. EBITDA is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of EBITDA is as follows:

	2012	2011	2010	2009	2008
Net cash flows from operations	$197,097	$149,671	$152,220	$349,520	$52,575
Interest expense	31,625	36,175	30,947	15,760	18,267
Income tax expense	126,502	4,590	55,008	72,894	70,213
Deferred income tax (expense) benefit	(3,720)	84,962	(5,017)	(7,375)	4,502
Noncontrolling interest	(4,844)	(8,918)	(6,034)	(3,379)	(3,823)
Equity in earnings of nonconsolidated subsidiaries	6,128	8,059	2,439	751	914
Stock-based compensation	(5,829)	(5,931)	(7,154)	(6,586)	(4,736)
Pension plan expense	(4,281)	(5,449)	(5,874)	—	—
Contribution to pension plan	11,591	11,860	—	—	—
Payment of deferred compensation	—	—	393	267	1,260
Changes in assets and liabilities, net of acquisitions	108,469	69,307	26,272	(136,944)	123,866
Other	(321)	(693)	(3,203)	(944)	(2,564)

EBITDA	$462,417	$343,633	$239,997	$283,964	$260,474

	2012	2011	2010	2009	2008
Net earnings attributable to Valmont Industries, Inc.	$234,072	$228,308	$94,379	$150,562	$132,397
Interest expense	31,625	36,175	30,947	15,760	18,267
Income tax expense	126,502	4,590	55,008	72,894	70,213
Depreciation and amortization expense	70,218	74,560	59,663	44,748	39,597

EBITDA	$462,417	$343,633	$239,997	$283,964	$260,474

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

	2012	2011	2010	2009	2008
Current portion of long-term debt	$224	$235	$238	$231	$904
Long-term debt	472,593	474,415	468,596	160,251	337,128

Total long-term debt	472,817	474,650	468,834	160,482	338,032

Total invested capital	1,981,502	1,769,461	1,577,707	1,029,970	1,043,684

Long-term debt as a percent of invested capital	23.9%	26.8%	29.7%	15.6%	32.4%

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

General

	2012	2011	Change 2012 - 2011	2010	Change 2011 - 2010
	Dollars in millions, except per share amounts
Consolidated
Net sales	$3,029.5	$2,661.5	13.8%	$1,975.5	34.7%
Gross profit	802.5	666.8	20.4%	519.6	28.3%
as a percent of sales	26.5%	25.1%		26.3%
SG&A expense	420.2	403.5	4.1%	341.2	18.3%
as a percent of sales	13.9%	15.2%		17.3%
Operating income	382.3	263.3	45.2%	178.4	47.6%
as a percent of sales	12.6%	9.9%		9.0%
Net interest expense	23.4	26.9	(13.0)%	26.1	3.1%
Effective tax rate	35.2%	2.0%		36.0%
Net earnings	234.1	228.3	2.5%	94.4	141.8%
Diluted earnings per share	$8.75	$8.60	1.7%	$3.57	140.9%
Engineered Infrastructure Products Segment
Net sales	$833.3	$792.6	5.1%	$669.2	18.4%
Gross profit	210.0	186.5	12.6%	179.5	3.9%
SG&A expense	156.0	145.7	7.1%	127.3	14.5%
Operating income	54.0	40.8	32.4%	52.2	(21.8)%
Utility Support Structures Segment
Net sales	869.7	620.8	40.1%	472.7	31.3%
Gross profit	206.3	141.8	45.5%	112.2	26.4%
SG&A expense	77.3	71.2	8.6%	60.5	17.7%
Operating income	129.0	70.6	82.7%	51.7	36.6%
Coatings Segment
Net sales	282.1	280.8	0.5%	208.4	34.7%
Gross profit	104.4	93.5	11.7%	67.8	37.9%
SG&A expense	32.8	34.9	(6.0)%	25.2	38.5%
Operating income	71.6	58.6	22.2%	42.6	37.6%
Irrigation Segment
Net sales	750.6	665.9	12.7%	443.4	50.2%
Gross profit	216.1	178.6	21.0%	118.8	50.3%
SG&A expense	72.4	70.8	2.3%	56.8	24.6%
Operating income	143.7	107.8	33.3%	62.0	73.9%
Other
Net sales	293.9	301.4	(2.5)%	181.8	65.8%
Gross profit	65.7	65.9	(0.3)%	43.4	51.8%
SG&A expense	19.1	20.2	(5.4)%	14.9	35.6%
Operating income	46.6	45.7	2.0%	28.5	60.4%
Net corporate expense
Gross profit	—	0.5	(100.0)%	(2.1)	(123.8)%
SG&A expense	62.6	60.7	3.1%	56.5	7.4%
Operating loss	(62.6)	(60.2)	4.0%	(58.6)	2.7%

RESULTS OF OPERATIONS

FISCAL 2012 COMPARED WITH FISCAL 2011

  Overview

        On a consolidated basis, the increase in net sales in fiscal 2012, as compared with 2011, was due to the following factors:

  •
  Unit sales volumes increased approximately $353 million in fiscal 2012, as compared with 2011. All reportable segments contributed to the higher sales volumes, with the most significant unit sales increases within the Utility Support Structures and Irrigation segments. Depending on the segment, unit volumes are measured in tons, units or some other physical measure of volume.

  •
  Sales prices and mix in fiscal 2012, as compared with 2011, were favorable, resulting in increased sales of approximately $50 million. As many of our products are either built to order or configured to customer specifications, sales mix can be due to a number of factors, in addition to pricing. These factors may include product specifications, options and other factors that may affect the unit price at which a product is sold. In some cases, pricing and mix may affect our cost of the product sold.

  •
  Fiscal 2012 included 52 weeks of operations, as compared with fiscal 2011, which was 53 weeks. This was the result of our fiscal year ending the last Saturday in December. Accordingly, all fiscal 2011 operational figures were higher than had the fiscal year been 52 weeks in length. The estimated effect of our fiscal 2011 net sales and net earnings due to the extra week of operations was approximately $50 million and $3 million, respectively.

        Foreign currency translation factors, in the aggregate, resulted in lower net sales and operating income in fiscal 2012, as compared with 2011. On average, the U.S. dollar strengthened against most currencies in 2012. The most significant currencies that contributed to this movement were the euro, Brazilian real and the South African rand. On a segment basis, the approximate currency effects on net sales and operating income in fiscal 2012, as compared with 2011, were as follows (in millions of dollars):

	Net Sales	Operating Income
Engineered Infrastructure Products	$(14.8)	$(0.6)
Utility Support Structures	0.5	—
Coatings	—	—
Irrigation	(15.0)	(2.5)
Other	(5.7)	(0.6)
Corporate	—	—

Total	$(35.0)	$(3.7)

        The increase in gross profit margin (gross profit as a percent of sales) in fiscal 2012, as compared with 2011, was primarily due to improved sales pricing and mix and moderating raw material costs in 2012 as compared with 2011. Steel prices and zinc prices in 2012 were down slightly as compared with 2011. LIFO expense in fiscal 2012 was $10.7 lower than 2011, contributing to the comparatively higher gross profit margin in 2012, as compared with 2011.

        Selling, general and administrative (SG&A) expense in fiscal 2012, as compared with 2011, increased mainly due to the following factors:

  •
  Increased compensation expenses of approximately $8.0 million, associated with increased employment levels and increased employee benefit costs;

  •
  Increased employee incentive accruals of approximately $10.6 million, due to improved operating results; and

  •
  Deferred compensation expense of $2.4 million incurred in fiscal 2012 associated with the increase in deferred compensation plan liabilities. The corresponding increase in deferred compensation plan assets was recorded as a decrease in "Other" expense.

        These increases were offset to a degree by foreign exchange transaction effects of $4.7 million. SG&A spending as a percent of sales decreased from 15.2% in fiscal 2011 to 13.9% in fiscal 2012, as we achieved leverage of the fixed portion of SG&A expense in light of the sales increase.

        The increase in operating income on a reportable segment basis in fiscal 2012, as compared with 2011, was due to improved operating performance in all reportable segments. The most significant increases were in the Irrigation and Utility segments.

        The decrease in net interest expense in fiscal 2012, as compared with 2011, was the net effect of lower interest expense of $4.5 million and lower interest income of $1.0 million. The decrease in interest expense was attributable to interest savings realized from the refinancing of our $150 million of senior subordinated debt in June 2011 and approximately $2.8 million of expense incurred in the second quarter of 2011 related to the refinancing of our $150 million of senior subordinated notes. The decrease in interest income was due to interest received on certain income tax refunds in 2011. Average borrowing levels in 2012 were comparable with 2011.

        The decrease in "Other" expenses in fiscal 2012, as compared with 2011, of $3.0 million was mainly due to investment returns in the assets held in our deferred compensation plan of $2.4 million. The increase in the value of these assets was offset by a corresponding increase in our deferred compensation liabilities, which was reflected as an increase in SG&A expense. Accordingly, there was no effect on net earnings from these investment gains.

        Our effective income tax rate in fiscal 2012 of 35.2% was higher than the 2011 effective rate of 2.0%. Our effective tax rate in 2011 was abnormally low, mainly due to tax benefits associated with the legal entity restructuring of Delta Ltd. in the fourth quarter of 2011. Aside from these non-recurring benefits, our 2011 effective tax would have been approximately 33%. Our effective tax rate in 2012 was affected by the following factors that contributed to increased income tax expense:

  •
  In 2012, the U.K. reduced its income tax rate from 26% to 24%. As a result, our income tax expense increased in 2012 by $4.8 million, mainly due to the revaluation of deferred income tax assets, and;

  •
  Adjustments to the final accounting calculations related to the 2011 legal restructuring of Delta Ltd. resulted in a $2.4 million unfavorable adjustment.

        Going forward, depending on our geographic mix of earnings and currently enacted income tax rates in the countries in which we operate, we expect our effective tax rate to approximate 34%.

        Earnings attributable to noncontrolling interests was lower in 2012, as compared with 2011, mainly due to lower net earnings in those consolidated operations that are less than 100% owned, the most significant of what was the manganese dioxide operation. In addition, $2.4 million of the 2012 decrease was due to our purchase of the noncontrolling interest in our grinding media operation in June 2011. This operation was previously 40% owned by noncontrolling interests.

        Our cash flows provided by operations were $197.1 million in 2012, as compared with $149.7 million in 2011. While net earnings in fiscal 2012 was comparable with 2011, $66.0 million of fiscal 2011 earnings was due to tax benefits resulting from the Delta Ltd. legal reorganization, which were non-cash in nature.

  Engineered Infrastructure Products (EIP) segment

        The increase in EIP segment net sales in fiscal 2012, as compared with 2011, was due to improved sales volumes of approximately $33 million, $22 million of favorable pricing and sales mix changes, offset to a degree by unfavorable foreign exchange translation effects of approximately $15 million. The pricing increases largely followed raw material inflation realized in 2011.

        In the lighting product line, North American sales in 2012 were up modestly from 2011. The increase in sales resulted from higher sales prices and favorable sales mix. The transportation market for lighting and traffic structures continues to be steady but not particularly strong. While a two-year extension to the current U.S. highway funding legislation was enacted in the third quarter of 2012, this event has not yet affected the market for lighting and traffic structures. We also believe that state budget issues are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in 2012 were comparable with 2011. In Europe, lighting sales in fiscal 2012 were lower than 2011. We divested our Turkish and Italian operations in late 2011, resulting in lower sales in 2012, as compared with 2011, of $17.5 million. Current economic conditions in Europe are weak and uncertain. As a result, public spending for streets and highways is under pressure, as governments cope with lower tax receipts and budget deficits. However, lighting sales in local currency were higher in 2012, as compared with 2011. Stronger sales in France, Scandinavia and the U.K. were offset somewhat by weaker sales volumes in northern Europe. Lighting sales in the Asia Pacific region in fiscal 2012 were comparable with 2011.

        Communication product line sales in fiscal 2012 were improved over 2011. North America sales in 2012 were $27 million higher than 2011. The increase in sales was attributable to improved market conditions (somewhat attributable to the build out of 4G wireless technology) and the resolution of the proposed AT&T/T-Mobile merger, which we believe slowed sales activity for structures and components in 2011. In China, sales of wireless communication structures in 2012 were comparable with 2011.

        Sales in the access systems product line in 2012 were improved as compared with 2011, as industrial production investments in the mining and energy economic sectors are increasing in the Asia Pacific region.

        Sales of highway safety products in 2012 were slightly higher than 2011. While public spending on roadways in Australia did not grow in 2012, establishment of sales channels in other countries in the Asia Pacific region contributed to sales volume increases for the product line.

        Operating income for the segment in fiscal 2012 was higher than 2011. Improved operating income resulted from higher sales volumes, improved sales prices and moderating raw material costs (including $2.7 million of lower LIFO expense). These improvements were offset by factory productivity issues that negatively affected operating income by approximately $14.3 million. The productivity matters mainly were due to excessive start-up costs associated with capacity expansions in the U.S. and various factory productivity matters in the Europe and Asia Pacific regions. The increase in SG&A spending in 2012, as compared with 2011, mainly was attributable to higher compensation costs of $7.6 million and increased employee incentives of $5.0 million. These increases were offset to a degree by a $3.0 million write down in a trade name recorded in 2011 and currency translation effects of $2.6 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the 2012, as compared with 2011, was primarily due to improved unit sales volumes of approximately $239 million. In U.S. markets, investments in the electrical grid by utility companies is increasing, resulting in improved sales of transmission and substation structures. The effect of sales mix was favorable in 2012, as compared with 2011, by approximately $10 million. Sales mix was mainly related to certain large orders that were taken in 2010 and early 2011, when market pricing was particularly low. As market conditions improved, pricing recovered to a degree, resulting in improved pricing and mix as the year progressed. Sales in international markets in fiscal 2012 were improved over 2011. Sales in the Asia Pacific region are higher, offset to some extent by lower sales in Europe and the Middle East.

        Operating income in fiscal 2012, as compared with 2011, increased due to the increase in North America sales volume, moderating raw material costs and leverage effects on fixed SG&A and factory expenses. These positive effects were offset to a degree by $12.9 million of additional rework and other unanticipated costs related to certain large orders. The increase in SG&A expense for the segment in fiscal 2012 as compared with 2011, was mainly due to increased employee compensation of $3.1 million and increased sales commissions of $1.0 million, associated with the increase in business levels.

  Coatings segment

        Coatings segment sales to outside customers in fiscal 2012 was comparable with 2011, as improved sales in the United States was offset to a degree by lower sales in the Asia Pacific region. In the United States, we experienced broad-based improved demand from customers, especially in the agriculture, petrochemical and energy economic sectors, which included higher sales for galvanizing services to our other segments. Asia Pacific volumes in 2012 were down from 2011, due to slowness in the Australian industrial economy not related to mining. Average selling prices in 2012 were comparable with 2011.

        The increase in segment operating income in 2012, as compared with 2011, was mainly due to improved productivity and operating leverage through volume increases and lower zinc costs. The effect of lower zinc costs on segment operating income in 2012, as compared with 2011, was approximately $5.7 million. SG&A expenses for the segment in 2012, as compared with 2011, were slightly lower, mainly due to a $0.9 million favorable dispute settlement with a vendor in 2012 and a $0.8 million write down of a trade name recorded in 2011. In 2012, we completed the insurance settlement related to the 2011 storm and fire at one of our facilities in Australia. Settlements in 2012 totaled $1.2 million, as compared with $1.5 million in 2011, which were recorded in operating income.

  Irrigation segment

        The increase in Irrigation segment net sales in 2012, as compared with 2011, was mainly due to improved sales volumes of approximately $78 million and favorable pricing and sales mix of approximately $23 million. These increases were offset by unfavorable currency translation effects of approximately $15 million in 2012, as compared with 2011. The pricing and sales mix effect was generally due to sales price increases that took effect in the second half of 2011 to recover higher material costs in early 2011. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable, with a positive outlook for net farm income in most markets around the world. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. We believe the drought conditions in much of the U.S. this summer contributed to the increased demand for irrigation equipment and related service parts in 2012. The very dry growing conditions throughout much of the U.S. highlight the benefits of irrigation in order to maintain crop yields under these circumstances. In international markets, the sales improvement in fiscal 2012, as compared with 2011, was also realized in most markets due to generally favorable economic conditions in the global farm economy.

        Operating income for the segment improved in 2012, as compared with 2011, due to improved sales unit volumes and improved sales prices in light of stable material costs. The higher average selling prices resulted from rising material costs in 2011, when sales price increases lagged material cost inflation. The stability in raw material purchase costs also resulted in $4.6 million in lower LIFO expenses in 2012, as compared with 2011. SG&A expenses in 2012 were comparable with fiscal 2011.

  Other

        This category includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. In 2012, sales were lower than 2011, mainly due currency translation effects of $5.7 million and slightly lower sales in grinding media. Operating income in 2012 was comparable with 2011, as improvement in tubing was offset by lower operating earnings in our manganese dioxide operation.

  Net corporate expense

        Net corporate expense in fiscal 2012 was higher than 2011, mainly due to:

  •
  higher employee incentives of $5.1 million associated with improved net earnings and share price, which affected long-term incentive plans, and;

  •
  higher deferred compensation expenses (approximately $2.4 million) related to investment returns on assets in the deferred compensation plan. These increases are offset by decreases in "Other" expense.

        These increases were offset by lower corporate spending in various areas, including lower expenses for the Delta Pension Plan of $1.2 million.

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

  Utility Support Structures (Utility) Segment-manufacture of pole structures;

  Coatings Segment-galvanizing operations in Australia, the U.S. and Asia; and

  Other-manufacture of steel grinding media and electrolytic manganese dioxide

        The increases in sales and operating income by segment attributable to a full year effect of Delta in fiscal 2011, as compared with fiscal 2010, were as follows (in millions):

	Fiscal year ended December 31, 2011
	Net Sales	Operating Income
Engineered Infrastructure Products	$81.3	$6.5
Utility Support Structures	2.1	0.3
Coatings	56.8	6.8
Other	70.9	4.4
Net corporate expense	—	(5.8)

Total	$211.1	$12.2

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

        For the company as a whole, without consideration of Delta, our 2011 increase over 2010 was mainly due to increased unit sales volumes of approximately $400 million. On a reportable segment basis, the most significant unit sales volume increase were in the Irrigation and Utility segments. Sales prices overall were up modestly in fiscal 2011, as compared with 2010, mainly in response to rising steel prices. In the aggregate, the sales increase in 2011, as compared with 2010, due to price increases and sales mix changes was approximately $14 million.

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

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2011 as compared with 2010 was mainly due to the full year effect of the Delta operations and currency translation effects. Global lighting markets continue to experience relatively weak demand, resulting in increased price competition, despite higher raw material prices. In the Lighting product line, 2011 North American sales in 2011 were down slightly as compared with 2010. Market conditions in North America continue to be weak, especially in the transportation market, where funding is through federal, state and local governments. We believe sales demand in the transportation market was dampened by the lack of a long-term federal highway funding legislation and state budget deficits, as the lack of long-term funding legislation does not give the various states ample visibility to implement long-term initiatives. Furthermore, highway spending sponsored under the federal program requires the various states to provide part of required funding. Many states are in budget deficits, which may constrain their ability to access federal matching funds to implement roadway projects. Sales in other market channels helped to offset the lower transportation market sales in 2011, as compared with 2010. In Europe, sales unit volumes were approximately $22 million higher in fiscal 2011, as compared with 2010. However, sales pricing and product mix generally were unfavorable in light of higher material costs, due to weaker infrastructure spending in Europe related to budget deficit control measures and public debt issues.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,013.5 million at December 29, 2012, as compared with $844.9 million at December 31, 2011. The increase in net working capital in 2012 mainly resulted from increased receivables and inventories to support the increase in sales. Operating cash flow was $197.1 million in fiscal 2012, as compared with $149.7 million in fiscal 2011. The increase in operating cash flow in 2012 mainly was the result of the reduction in the non-cash tax benefits associated with the Delta Ltd. legal reorganization recorded as a reduction of income tax expense ($66.0 million) in fiscal 2011.

        Investing Cash Flows—Capital spending in fiscal 2012 was $97.1 million, as compared with $83.1 million in fiscal 2011. A significant portion of the capital spending ($39.0 million) for 2012 was to expand our capacity for Utility projects. We expect our capital spending for the 2013 fiscal year to be approximately $110 million. The major sources of capital spending in fiscal 2013 will be additional production capacity in the Irrigation and Utility Support Structures segments. Of the $110 million of planned capital spending, approximately 50% relates to projects that have been approved. Investing cash flows for fiscal 2012 included $45.7 million for the Pure Metal Galvanizing acquisition.

        Financing Cash Flows—Our total interest-bearing debt was flat at $486.2 million as of December 29, 2012 and December 31, 2011. Financing cash flows in 2011 included approximately $25.3 million to acquire the remaining 40% of the shares of Donhad Pty. Ltd.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 29, 2012, our long-term debt to invested capital ratio was 23.9%, as compared with 26.8% at December 31, 2011. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2013.

        Our debt financing at December 29, 2012 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $75.6 million, $62.8 million of which was unused at December 29, 2012. Our long-term debt principally consists of:

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

        At December 29, 2012, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 29, 2012, we had the ability to borrow $384.9 million under this facility, after consideration of standby letters of credit of $15.1 million associated with certain insurance obligations.

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

        At December 29, 2012, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 29, 2012 were as follows:

Interest-bearing debt	$486,192
EBITDA-last four quarters	462,417
Leverage ratio	1.05
EBITDA-last four quarters	$462,417
Interest expense-last four quarters	31,625
Interest earned ratio	14.62

        The calculation of EBITDA-last four quarters is presented under the column for fiscal 2012 in footnote (b) to the table "Selected Five-Year Data" in Item 6—Selected Financial Data.

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2013 and beyond.

        We have not made any provision for U.S. income taxes in our financial statements on approximately $586.2 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at December 29, 2012, $365.9 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $44.2 million in income taxes to repatriate that cash.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 29, 2012 were as follows (in millions of dollars):

Contractual Obligations	Total	2013	2014 - 2015	2016 - 2017	After 2017
Long-term debt	$460.1	$0.2	$0.5	$0.2	$459.2
Interest	254.2	29.9	59.8	59.8	104.7
Delta pension plan contributions	177.4	17.7	35.5	35.5	88.7
Operating leases	118.6	21.7	37.5	21.7	37.7
Unconditional purchase commitments	36.0	36.0	—	—	—

Total contractual cash obligations	$1,046.3	105.5	133.3	117.2	690.3

        Long-term debt mainly consisted of $450.0 million principal amount of senior unsecured notes. At December 29, 2012, we had no outstanding borrowings under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non-compliance with debt covenants. The Delta pension plan contributions are related to estimated cash funding commitments to the plan with the plan's trustees, which are currently being negotiated in conjunction with a triennial valuation. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Unconditional purchase obligations relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2013, and certain capital investments planned for 2013. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 29, 2012, we had approximately $45.2 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

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

        Interest Rates—Our interest-bearing debt at December 29, 2012 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2012 and 2011 by approximately $0.1 million and $0.1 million, respectively. Likewise, we have excess cash balances on deposit in interest-bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2012 by approximately $0.4 million.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 29, 2012, there were no significant open foreign currency contracts. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $32.4 million in 2012 and $34.0 million in 2011.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2012	2011
	(in millions)
Australian dollar	$27.3	$26.7
Chinese renminbi	13.9	12.7
Canadian dollar	8.8	3.7
Euro	6.8	6.0
Brazilian real	3.3	2.5
U.K. pound	2.3	5.4

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 29, 2012, we have open natural gas swaps for 70,000 MMBtu.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $15.3 million at December 29, 2012. If our estimate changed by 50%, the impact on operating income would be approximately $7.6 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value approximately 43% of our inventory. The remaining 57% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2012, we experienced lower costs to produce inventory than in the prior year, due mainly to lower cost for steel and steel-related products. This resulted in lower cost of goods sold (and higher operating income) in 2012 of approximately $3.7 million, than had our entire inventory been valued on the FIFO method. In 2011 and 2010, we experienced higher costs compared to previous years and operating income was lower by approximately $7.0 million and $3.0 million, respectively, than had our entire inventory been valued on the FIFO method.

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

        The valuation of our reporting units exceeded their respective carrying values. Accordingly, no further valuation of our reporting units was necessary. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 17.5% to 18.5%, which we estimate to be the after-tax cost of capital for such assets. The Company's trade names were tested for impairment in the third quarter of 2012 and the Company determined that the value of its trade names were not impaired. In 2011, the Company determined the PiRod and Industrial Galvanizers of America trade names were impaired. The evaluations of these trade names were completed in the fourth quarter of 2011, which resulted in a write down of $3.8 million.

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

        At December 29, 2012, we had approximately $161.3 million in deferred tax assets relating mainly to operating loss and tax credit carryforwards, with a valuation allowance of $121.0 million. As a result of a legal entity restructuring within the Delta group in fiscal 2011, we released of a portion of valuation allowances previously established. Prior to the legal entity restructuring, because these tax losses were generated in the U.K. and Delta had no operations or future income taxable in the U.K., Delta historically did not establish a value on its financial statements for deferred tax assets associated with net operating losses and book and tax basis differences in its pension plan liability. Also, at December 29, 2012, $113.2 million in valuation allowances remain in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        During 2012 we recorded $0.9 million in income tax expense on $3.7 million of undistributed earnings of foreign subsidiaries which we determined are not permanently invested. Foreign subsidiaries not considered permanently invested had total cash of $16.0 million at December 29, 2012. We have not made any U.S. income tax provision in our financial statements for $586.2 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Foreign subsidiaries considered permanently invested had total cash of $353.9 million at December 29, 2012. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation. The amount of that income tax would depend on how much of those earnings were repatriated but could range from a low of $44.2 million to a high of $129.5 million.

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

Pension Benefits

        Delta Ltd. maintains a defined benefit pension plan for qualifying employees in the United Kingdom. There are no active employees as members in the plan. Independent actuaries assist in properly measuring the liabilities and expenses associated with accounting for pension benefits to eligible employees. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets.

        We evaluate our critical assumptions at least annually. Key assumptions are based on the following factors:

  •
  Discount rate is based on the yields available on AA-rated corporate bonds with durational periods similar to that of the pension liabilities.

  •
  Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions. Most of the assets in the pension plan are invested in corporate bonds, the expected return of which are estimated based on the yield available on AA rated corporate bonds. The long-term expected returns on equities are based on historic performance over the long-term.

  •
  Inflation is based on the estimated change in the consumer price index ("CPI") or the retail price index ("RPI"), depending on the relevant plan provisions.

The following tables present the key assumptions used to measure pension expense for 2013 and the estimated impact on 2013 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	4.60%
Expected return on plan assets	4.20%
Inflation—CPI	2.70%
Inflation—RPI	3.20%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.50% increase in discount rate	$0.4
0.50% decrease in expected return on plan assets	$2.6
0.50% increase in inflation	$1.6

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 26, 2013

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

	2012	2011	2010
Product sales	$2,721,512	$2,353,470	$1,737,940
Services sales	308,029	308,010	237,565

Net sales	3,029,541	2,661,480	1,975,505
Product cost of sales	2,032,030	1,788,908	1,290,446
Services cost of sales	195,055	205,762	165,485

Total cost of sales	2,227,085	1,994,670	1,455,931

Gross profit	802,456	666,810	519,574
Selling, general and administrative expenses	420,160	403,500	341,161

Operating income	382,296	263,310	178,413

Other income (expenses):
Interest expense	(31,625)	(36,175)	(30,947)
Interest income	8,272	9,265	4,840
Other	347	(2,643)	676

	(23,006)	(29,553)	(25,431)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	359,290	233,757	152,982

Income tax expense (benefit):
Current	122,782	89,552	49,991
Deferred	3,720	(84,962)	5,017

	126,502	4,590	55,008

Earnings before equity in earnings of nonconsolidated subsidiaries	232,788	229,167	97,974
Equity in earnings of nonconsolidated subsidiaries	6,128	8,059	2,439

Net earnings	238,916	237,226	100,413
Less: Earnings attributable to noncontrolling interests	(4,844)	(8,918)	(6,034)

Net earnings attributable to Valmont Industries, Inc.	$234,072	$228,308	$94,379

Earnings per share:
Basic	$8.84	$8.67	$3.62
Diluted	$8.75	$8.60	$3.57

Cash dividends declared per share	$0.855	$0.705	$0.645

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three-year period ended December 29, 2012

(Dollars in thousands)

	2012	2011	2010
Net earnings	$238,916	$237,226	$100,413

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	15,741	(21,976)	20,748
Realized loss on sale of foreign entity investment included in other expense	—	1,446	—

	15,741	(20,530)	20,748

Unrealized loss on cash flow hedge:
Loss arising during the period	—	(3,568)	—
Amortization cost included in interest expense	400	233	—

	400	(3,335)	—

Actuarial gain (loss) in defined benefit pension plan liability	(35,020)	22,365	28,952

Other comprehensive income (loss)	(18,879)	(1,500)	49,700

Comprehensive income	220,037	235,726	150,113
Comprehensive income attributable to noncontrolling interests	(6,079)	(7,011)	(9,042)

Comprehensive income attributable to Valmont Industries, Inc.	$213,958	$228,715	$141,071

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 29, 2012 and December 31, 2011

(Dollars in thousands, except shares and per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$414,129	$362,894
Receivables, less allowance for doubtful receivables of $7,898 in 2012 and $7,555 in 2011	515,902	426,683
Inventories	412,384	393,782
Prepaid expenses	25,144	25,765
Refundable and deferred income taxes	58,381	43,819

Total current assets	1,425,940	1,252,943

Property, plant and equipment, at cost	994,774	911,642
Less accumulated depreciation and amortization	482,162	456,765

Net property, plant and equipment	512,612	454,877

Goodwill	330,791	314,662
Other intangible assets	172,270	168,083
Other assets	126,938	115,511

Total assets	$2,568,551	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$224	$235
Notes payable to banks	13,375	11,403
Accounts payable	212,424	216,729
Accrued employee compensation and benefits	101,905	83,613
Accrued expenses	78,503	73,515
Income taxes payable	—	17,808
Dividends payable	6,002	4,767

Total current liabilities	412,433	408,070

Deferred income taxes	88,300	85,497
Long-term debt, excluding current installments	472,593	474,415
Defined benefit pension liability	112,043	68,024
Deferred compensation	31,920	30,741
Other noncurrent liabilities	44,252	41,418
Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	1,300,529	1,079,698
Accumulated other comprehensive income	43,938	64,052
Cost of treasury stock, common shares of 1,225,836 in 2012 and 1,418,934 in 2011	(22,455)	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,349,912	1,146,962

Noncontrolling interest in consolidated subsidiaries	57,098	50,949

Total shareholders' equity	1,407,010	1,197,911

Total liabilities and shareholders' equity	$2,568,551	$2,306,076

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 29, 2012

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$238,916	$237,226	$100,413
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	70,218	74,560	59,663
Stock-based compensation	5,829	5,931	7,154
Defined benefit pension plan expense	4,281	5,449	5,874
Contribution to defined benefit pension plan	(11,591)	(11,860)	—
Loss on sale of property, plant and equipment	321	693	3,203
Equity in earnings in nonconsolidated subsidiaries	(6,128)	(8,059)	(2,439)
Deferred income taxes	3,720	(84,962)	5,017
Other	—	—	(393)
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(84,890)	(17,430)	(51,793)
Inventories	(13,613)	(118,866)	22,321
Prepaid expenses	1,243	(4,042)	4,365
Accounts payable	(6,249)	42,637	(872)
Accrued expenses	20,640	11,845	(7,542)
Other noncurrent liabilities	(4,350)	(5,881)	(598)
Income taxes payable (refundable)	(21,250)	22,430	7,847

Net cash flows from operating activities	197,097	149,671	152,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(97,074)	(83,069)	(36,092)
Acquisitions (net of cash acquired)	(45,687)	(1,539)	(249,057)
Proceeds from sale of assets	6,025	3,706	11,387
Other, net	44	(3,161)	11,049

Net cash flows from investing activities	(136,692)	(84,063)	(262,713)

Cash flows from financing activities:
Net borrowings under short-term agreements	1,828	2,698	(3,075)
Proceeds from long-term borrowings	39,126	277,832	491,680
Principal payments on long-term obligations	(39,564)	(271,245)	(183,285)
Dividends paid	(21,520)	(18,227)	(16,588)
Dividends to noncontrolling interest	(1,944)	(4,958)	(13,071)
Purchase of noncontrolling interest	—	(25,253)	—
Proceeds from sale of partial ownership interest	1,404	—	—
Settlement of financial derivative	—	(3,568)	—
Retirement of Delta plc preference shares	—	—	(4,467)
Debt issuance fees	(1,747)	(1,339)	(3,858)
Proceeds from exercises under stock plans	21,827	20,008	4,464
Excess tax benefits from stock option exercises	5,494	3,033	2,021
Purchase of treasury shares	—	(4,802)	(876)
Purchase of common treasury shares—stock plan exercises	(21,259)	(20,090)	(3,260)

Net cash flows from financing activities	(16,355)	(45,911)	269,685

Effect of exchange rate changes on cash and cash equivalents	7,185	(3,707)	6,926

Net change in cash and cash equivalents	51,235	15,990	166,118
Cash and cash equivalents—beginning of year	362,894	346,904	180,786

Cash and cash equivalents—end of year	$414,129	$362,894	$346,904

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 29, 2012

(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 26, 2009	$27,900	$—	$767,398	$16,953	$(25,990)	$22,046	$808,307
Net earnings	—	—	94,379	—	—	6,034	100,413
Other comprehensive income	—	—	—	46,692	—	3,008	49,700
Cash dividends declared ($0.645 per share)	—	—	(16,992)	—	—	—	(16,992)
Acquisition of Delta plc	—	—	—	—	—	79,529	79,529
Dividends to noncontrolling interests	—	—	—	—	—	(13,071)	(13,071)
Purchase of noncontrolling interest	—	(3,754)	—	—	—	(3,311)	(7,065)
Purchase of 12,351 treasury shares	—	—	—	—	(876)	—	(876)
Stock plan exercises; 109,711 shares acquired	—	—	—	—	(3,260)	—	(3,260)
Stock options exercised; 43,104 shares issued	—	(4,574)	5,484	—	3,554	—	4,464
Tax benefit from stock option exercises	—	2,021	—	—		—	2,021
Stock option expense	—	4,944	—	—		—	4,944
Stock awards; 9,088 shares issued	—	1,363	—	—	650	—	2,013

Balance at December 25, 2010	27,900	—	850,269	63,645	(25,922)	94,235	1,010,127
Net earnings	—	—	228,308	—	—	8,918	237,226
Other comprehensive income (loss)	—	—	—	407	—	(1,907)	(1,500)
Cash dividends declared ($0.705 per share)	—	—	(18,642)	—	—	—	(18,642)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Other changes in noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 184,639 shares acquired	—	—	—	—	(20,090)	—	(20,090)
Stock options exercised; 306,218 shares issued	—	(25,556)	19,763	—	25,801	—	20,008
Tax benefit from stock option exercises	—	3,033	—	—	—	—	3,033
Stock option expense	—	5,623	—	—	—	—	5,623
Stock awards; 23,968 issued	—	308	—	—	325	—	633

Balance at December 31, 2011	27,900	—	1,079,698	64,052	(24,688)	50,949	1,197,911
Net earnings	—	—	234,072	—	—	4,844	238,916
Other comprehensive income (loss)	—	—	—	(20,114)	—	1,235	(18,879)
Cash dividends declared ($0.855 per share)	—	—	(22,756)	—	—	—	(22,756)
Dividends to noncontrolling interests	—	—	—	—	—	(1,944)	(1,944)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 174,943 shares acquired	—	—	—	—	(21,259)	—	(21,259)
Stock options exercised; 341,090 shares issued	—	(10,713)	9,515	—	23,025	—	21,827
Tax benefit from stock option exercises	—	5,494	—	—	—	—	5,494
Stock option expense	—	4,934	—	—	—	—	4,934
Stock awards; 20,998 shares issued	—	895	—	—	467	—	1,362

Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 29, 2012

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

  Cash overdrafts

        Cash book overdrafts totaling $23,321 and $21,214 were classified as accounts payable at December 29, 2012 and December 31, 2011, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

  Segments

        The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment. Reportable segments are as follows:

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

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal year ended December 29, 2012 consisted of 52 weeks. The Company's fiscal year ended December 31, 2011 consisted of 53 weeks and fiscal year ended December 25, 2010 consisted of 52 weeks. The estimated impact on the company's results of operations due to the extra week in fiscal 2011 was additional net sales of approximately $50,000 and additional net earnings of approximately $3,000.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

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

  Inventories

        Approximately 43% and 40% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 29, 2012 and December 31, 2011, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $45,822 and $49,536 at December 29, 2012 and December 31, 2011, respectively.

  Long-Lived Assets

        Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2012, 2011 and 2010 was $55,559, $54,352 and $46,791, respectively.

        An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value.

        The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite-lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit's goodwill or an indefinite-lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. In fiscal 2011, upon evaluation of future uses of its trade names, the Company recorded impairment in the aggregate of $3,779 in selling, general and administrative expenses.

  Income Taxes

        The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

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

  Derivative Instrument

        In connection with the issuance of the $150,000 principal amount of senior notes in June 2011, the Company executed a contract to lock in the treasury rate. The contract, for a notional amount of $130,000, was executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On June 8, 2011, this contract was settled with the Company paying approximately $3,568 to the counterparty. As such, the Company recorded the $3,568 in accumulated other comprehensive income in fiscal 2011 and will amortize this loss to interest expense as interest payments are made over the term of the debt.

  Comprehensive Income

        Comprehensive income includes net income, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$16,070	$(3,335)	$51,317	$64,052
Current-period comprehensive income	14,506	400	(35,020)	(20,114)

Balance at December 29, 2012	$30,576	$(2,935)	$16,297	$43,938

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

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries which are recorded within "Other assets" on the Consolidated Balance Sheet.

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

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Research and Development

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Earnings. Research and development expenses were approximately $7,100 in 2012, $6,200 in 2011, and $5,500 in 2010.

  Subsequent Events

        The following events occurred subsequent to December 29, 2012 and were not reflected in the fiscal 2012 financial statements:

  •
  On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. (Locker). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. Locker's annual sales are approximately $80 million and it will be included in the Engineered Infrastructure Products Segment. The purchase price for the business was $54.9 million in cash, plus a maximum of $7.9 million additional purchase price upon the achievement of certain gross profit targets over the next two years. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in Asia Pacific.

  •
  On February 15, 2013, the Company sold its nonconsolidated investment in Manganese Materials Company Pty. Ltd. to the majority owner of the business for approximately $30.0 million. The Company does not expect the profit or loss on the sale to be material, although certain deferred tax benefits approximating $3 million associated with the sale are expected to be recognized in 2013.

  Recently Issued Accounting Pronouncements

        On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This ASU will be effective for the first interim reporting period in 2013.

(2) ACQUISITIONS

        On December 19, 2012, the Company acquired Pure Metal Galvanizing for $45,687 in cash, net of cash acquired, plus assumed liabilities. In addition, the purchase price includes contingent consideration with a fair value of $3,884 to be paid at the end of five years if certain earnings objectives are met over the period. Pure Metal Galvanizing operates three custom galvanizing operations in Ontario, Canada. In the purchase price allocation, goodwill of $12,676 and $14,066 of customer relationships, trade name and other intangible assets was recorded. A portion of the goodwill is deductible for tax purposes. This business is included in the Coatings segment and was acquired to expand the Company's geographic presence into the Canadian galvanizing market.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)

        In June 2011, the Company acquired the remaining 40% of Donhad Pty. Ltd. ("Donhad") that it did not own for $25,253. As this transaction was the acquisition of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholders' equity and a a financing cash flow in the Consolidated Statement of Cash Flows. Also in June 2011, the Company acquired 60% of an irrigation monitoring services company for $1,539. This acquisition did not have a significant effect on the Company's fiscal 2011 financial results.

        On May 12, 2010, the Company acquired Delta, plc. ("Delta") for $237,926 in cash, net of cash acquired, plus assumed liabilities. Delta's manufacturing operations in Australia, Asia, South Africa and the United States include engineered steel products, galvanizing services and manganese materials. The Company's pro forma results of operations for the fiscal year ended December 25, 2010, assuming that the Delta acquisition occurred at the beginning of the year, was as follows:

Net sales	$2,167,923
Net earnings	99,614
Earnings per share—diluted	$3.77

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2012	2011	2010
Interest	$31,276	$34,176	$26,268
Income taxes	137,121	66,898	38,106

(4) INVENTORIES

        Inventories consisted of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Raw materials and purchased parts	$199,808	$202,953
Work-in-process	36,114	28,053
Finished goods and manufactured goods	222,284	212,312

Subtotal	458,206	443,318
Less: LIFO reserve	45,822	49,536

	$412,384	$393,782

        In 2010, the Company reduced its LIFO inventory quantities, thereby liquidating a portion of its LIFO inventories acquired in prior years. The result of this liquidation was an increase in operating income of $1,509 for the fiscal year ended December 25, 2010.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2012	2011
Land and improvements	$73,713	$64,001
Buildings and improvements	254,171	229,389
Machinery and equipment	519,212	475,292
Transportation equipment	37,205	33,927
Office furniture and equipment	72,728	75,229
Construction in progress	37,745	33,804

	$994,774	$911,642

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $24,645, $22,775, and $15,652 for fiscal 2012, 2011, and 2010, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 29, 2012 are:

Fiscal year ending
2013	$21,627
2014	19,068
2015	16,023
2016	12,300
2017	8,905
Subsequent	37,263

Total minimum lease payments	$115,186

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill was performed during the third quarter of 2012. As a result of that testing, the Company determined that its goodwill and intangible assets were not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Amortized Intangible Assets

        The components of amortized intangible assets at December 29, 2012 and December 31, 2011 were as follows:

	As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$170,556	$62,957	13 years
Proprietary Software & Database	3,073	2,795	6 years
Patents & Proprietary Technology	9,953	5,517	8 years
Non-compete Agreements	1,807	1,542	6 years

	$185,389	$72,811

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$155,629	$50,107	13 years
Proprietary Software & Database	3,116	2,711	6 years
Patents & Proprietary Technology	9,489	3,863	8 years
Non-compete Agreements	1,812	1,307	6 years

	$170,046	$57,988

        Amortization expense for intangible assets was $14,332, $14,833, and $11,873 for the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2013	$14,909
2014	14,480
2015	13,581
2016	13,008
2017	12,998

        The useful lives assigned to finite-lived intangible assets include consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 29, 2012 and December 31, 2011 were as follows:

	December 29, 2012	December 31, 2011	Year Acquired
Webforge	$17,411	$16,659	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,189	8,792	2010
Donhad	6,932	6,633	2010
Pure Metal Galvanizing	2,022	—	2012
PiRod	1,750	1,750	2001
Industrial Galvanizers	4,030	3,856	2010
Other	7,247	7,224

	$59,692	$56,025

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2012. The values of the trade names were determined using the relief-from-royalty method. The Company determined that the value of its trade names were not impaired. In 2011, the Company determined the PiRod and Industrial Galvanizers of America trade names were impaired. The evaluations of these trade names were completed in the fourth quarter of 2011, which resulted in a write down of $3,779.

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

  Goodwill

        The carrying amount of goodwill by segment as of December 29, 2012 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662
Acquisition	—	—	12,676	—	—	12,676
Foreign currency translation	3,627	—	(443)	(59)	328	3,453

Balance December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company examined the goodwill assigned to its reporting units in the third quarter of 2012 and determined that the goodwill on its consolidated balance sheet at December 29, 2012 was not impaired. The acquisition amount arose from the acquisition of Pure Metal Galvanizing.

        The carrying amount of goodwill by segment as of December 31, 2011 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance December 25, 2010	$152,062	$77,141	$64,868	$2,064	$18,712	$314,847
Impairment	—	—	—	(276)	—	(276)
Acquisition	—	—	—	788	—	788
Foreign currency translation	(504)	—	(48)	—	(145)	(697)

Balance December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662

        The impairment charge relates to an Irrigation segment retail operation. In the fourth quarter of 2011, the Company decided to dispose of this operation and, accordingly, all of the goodwill assigned to that operation was written off. The goodwill from acquisitions arose from the acquisition of a Brazilian irrigation monitoring company.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $75,577. As of December 29, 2012, $12,802 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused and available borrowings under the lines of credit were $62,775 at December 29, 2012. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 7.18% at December 29, 2012, and 3.42% at December 31, 2011. Other notes payable of $573 and $6,357 were outstanding at December 29, 2012 and December 31, 2011, respectively.

(8) INCOME TAXES

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2012	2011	2010
United States	$248,840	$134,363	$78,327
Foreign	110,450	99,394	74,655

	$359,290	$233,757	$152,982

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        Income tax expense (benefit) consists of:

	2012	2011	2010
Current:
Federal	$81,000	$53,005	$21,900
State	10,342	8,915	3,527
Foreign	32,294	29,287	23,919

	123,636	91,207	49,346

Non-current:	(854)	(1,655)	645
Deferred:
Federal	(3,824)	(4,586)	5,258
State	(660)	(1,180)	686
Foreign	8,204	(79,196)	(927)

	3,720	(84,962)	5,017

	$126,502	$4,590	$55,008

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.5	1.8
Carryforwards, credits and changes in valuation allowances	1.8	(27.7)	(0.2)
Foreign tax rate differences	(2.5)	(2.7)	(3.4)
Changes in unrecognized tax benefits	(0.2)	(0.7)	0.4
Non-deductible acquisition costs—Delta	—	—	2.3
Domestic production activities deduction	(2.3)	(2.3)	(1.3)
Other	1.7	(1.1)	1.4

	35.2%	2.0%	36.0%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follow:

	2012	2011
Deferred income tax assets:
Accrued expenses and allowances	$18,020	$16,898
Accrued insurance	1,283	1,572
Tax credit and net operating loss carryforwards	161,348	166,020
Defined benefit pension liability	25,770	17,006
Inventory allowances	4,151	6,262
Accrued warranty	5,463	4,900
Deferred compensation	42,031	34,720

Gross deferred income tax assets	258,066	247,378
Valuation allowance	(120,979)	(123,522)

Net deferred income tax assets	137,087	123,856

Deferred income tax liabilities:
Property, plant and equipment	35,756	36,551
Intangible assets	60,134	60,684
Other liabilities	11,198	9,380

Total deferred income tax liabilities	107,088	106,615

Net deferred income tax asset/(liability)	$29,999	$17,241

        At December 29, 2012 and December 31, 2011, net deferred tax assets of $118,299 and $102,738, respectively, were included in refundable and deferred income taxes ($57,209 at December 29, 2012 and $43,819 at December 31, 2011) and other assets ($61,089 at December 29, 2012 and $58,920 at December 31, 2011). At December 29, 2012 and December 31, 2011, net deferred tax liabilities of $88,300 and $85,497, respectively, are included in deferred income taxes.

        In 2011, the company formulated and executed a restructuring plan that resulted in the company being more likely than not to be able to use some of its deferred tax assets. As a result, the company removed valuation allowances with a corresponding decrease in tax expense of $34,402 relating mainly to operating losses and $31,300 relating to defined benefit pension obligation.

        Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 29, 2012 and December 31, 2011 respectively, there were $161,348 and $166,020 relating mainly to operating loss and tax credit carryforwards and $25,770 and $17,006 related to its defined benefit pension obligation.

        Valuation allowances have been established for certain operating losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 29, 2012 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2013 through 2027.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

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

        The following summarizes the activity related to our unrecognized tax benefits in 2012, 2011 and 2010, in thousands:

	2012	2011
Gross unrecognized tax benefits—beginning of year	$4,304	$5,708
Gross increases—tax positions in prior period	37	3
Gross decreases—tax positions in prior period	(3)	(34)
Gross increases—current-period tax positions	328	851
Gross increases—acquisitions	—	—
Lapse of statute of limitations	(1,296)	(2,224)

Gross unrecognized tax benefits—end of year	$3,370	$4,304

        There are approximately $1,463 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitation. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. In the third quarter of 2011, the Company recorded a reduction of its gross unrecognized tax benefit of $2,224 with $1,446 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In the third and fourth quarters of 2012, the company recorded a reduction of its gross unrecognized tax benefit of $541 and $756 respectively, with $351 and $491 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In addition to these amounts, there was an aggregate of $405 and $413 of interest and penalties at December 29, 2012 and December 31, 2011, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2009 and forward remain open under U.S. statutes of limitation. Generally, tax years 2008 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,164 and $4,098 at December 29, 2012 and December 31, 2011, respectively.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended the research and experimentation (R&E) tax credit in the U.S. for two years, from January 1, 2012 through December 31, 2013. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012 of a benefit of approximately $775 will be recognized in the first quarter of 2013.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        During 2012 the Company recorded $928 in income tax expense on $3,730 of undistributed earnings of foreign subsidiaries which are not considered permanently invested. Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $586,198 at December 29, 2012 and $518,887 at December 31, 2011, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. Furthermore, the currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

(9) LONG-TERM DEBT

	December 29, 2012	December 31, 2011
6.625% senior unsecured notes(a)	$450,000	$450,000
Unamortized premium on senior unsecured notes(a)	12,708	14,100
Revolving credit agreement(b)	—	—
IDR Bonds(c)	8,500	8,500
Other notes	1,609	2,050

Total long-term debt	472,817	474,650
Less current installments of long-term debt	224	235

Long-term debt, excluding current installments	$472,593	$474,415

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $12,708 at December 29, 2012. The notes bear interest at 6.625% per annum and are due in April 2020. The premium will be amortized against interest expense as interest payments are made over the term of the notes. These notes may be repurchased at specified prepayment premiums. These notes and the senior subordinated notes are guaranteed by certain subsidiaries of the Company.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

    •
    The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 125 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

    •
    LIBOR (based on a 1 month interest period) plus 125 to 225 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At December 29, 2012, the Company had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 29, 2012, the Company had the ability to borrow $384,866 under this facility. Standby letters of credit totaling $15,134 related to various insurance obligations were outstanding at December 29, 2012 and reduce the amount available to borrow under this agreement.

(c)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 29, 2012 and December 31, 2011 were 0.30% and 0.24%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all debt covenants at December 29, 2012.

        The minimum aggregate maturities of long-term debt for each of the five years following 2012 are: $224, $234, $242, $229 and $0.

(10) STOCK-BASED COMPENSATION

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 29, 2012, 472,567 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $4,934, $5,623 and $4,994 of compensation expense (included in selling, general and administrative expenses) in the 2012, 2011 and 2010 fiscal years, respectively. The associated tax benefits recorded in the 2012, 2011 and 2010 fiscal years was $1,875, $2,137 and $1,879, respectively.

        At December 29, 2012, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.28 years, was approximately $10,208.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2012, 2011 and 2010 was estimated using the following assumptions:

	2012	2011	2010
Expected volatility	33.76%	32.50%	31.80%
Risk-free interest rate	0.74%	0.88%	1.62%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	0.77%	0.82%	0.81%

        Following is a summary of the activity of the stock plans during 2010, 2011 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 26, 2009	1,126,311	$59.06
Granted	229,703	85.12
Exercised	(109,711)	(32.09)
Forfeited	(23,409)	(71.11)

Outstanding at December 25, 2010	1,222,894	$66.22	4.86	$25,703

Options vested or expected to vest at December 25, 2010	1,187,408	$65.84	4.81	25,401

Options exercisable at December 25, 2010	708,014	$58.05	3.91	20,614

        The weighted average per share fair value of options granted during 2010 was $23.69.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2010	1,222,894	$66.22
Granted	214,206	85.40
Exercised	(306,218)	(61.57)
Forfeited	(52,169)	(76.12)

Outstanding at December 31, 2011	1,078,713	$70.88	4.68	$22,382

Options vested or expected to vest at December 31, 2011	1,048,182	$70.52	4.63	22,113

Options exercisable at December 31, 2011	618,844	$61.57	3.56	18,441

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The weighted average per share fair value of options granted during 2011 was $23.32.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,078,713	$70.88
Granted	140,007	136.01
Exercised	(341,090)	61.53
Forfeited	(8,638)	84.18

Outstanding at December 29, 2012	868,992	$84.91	4.68	$43,410

Options vested or expected to vest at December 29, 2012	845,470	$84.26	4.64	42,765

Options exercisable at December 29, 2012	485,786	$71.06	3.67	30,846

        The weighted average per share fair value of options granted during 2012 was $38.17.

        Following is a summary of the status of stock options outstanding at December 29, 2012:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$19.75 - 40.21	62,090	1.74 years	$23.84	59,890	$23.23
53.01 - 80.83	233,290	3.18 years	69.00	213,924	70.06
82.81 - 136.42	573,612	5.61 years	97.97	211,972	85.58

	868,992			485,786

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2012, 2011 and 2010, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are included in the above stock plan activity tables):

	2012	2011	2010
Shares issued	27,293	47,417	29,076
Weighted-average per share price on grant date	$132.21	$88.26	$80.91
Compensation expense	$2,835	$2,004	$2,541

        At December 29, 2012 the amount of deferred stock-based compensation granted, to be recognized over a weighted-average period of 1.91 years, was approximately $5,899.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2012:
Net earnings attributable to Valmont Industries, Inc.	$234,072	$—	$234,072
Weighted average shares outstanding (000's)	26,471	293	26,764
Per share amount	$8.84	$0.09	$8.75
2011:
Net earnings attributable to Valmont Industries, Inc.	$228,308	$—	$228,308
Weighted average shares outstanding (000's)	26,329	221	26,550
Per share amount	$8.67	$0.07	$8.60
2010:
Net earnings attributable to Valmont Industries, Inc.	$94,379	$—	$94,379
Weighted average shares outstanding (000's)	26,100	322	26,422
Per share amount	$3.62	$0.05	$3.57

        At the end of fiscal years 2012, 2011 and 2010, there were approximately 137,000, 20,000, and 8,000 options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2012, 2011 and 2010 Company contributions to these plans amounted to approximately $10,000, $8,700, and $8,300 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities to these participants were approximately $20,087 and $19,152 at December 29, 2012 and December 31, 2011, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. Amounts distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $250 and $322 at December 29, 2012 and December 31, 2011, respectively. All distributions were made in cash.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 29, 2012 the carrying amount of the Company's long-term debt was $472,817 with an estimated fair value of approximately $541,559. At December 31, 2011 the carrying amount of the Company's long-term debt was $474,650 with an estimated fair value of approximately $513,449.

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

		Fair Value Measurement Using:
	Carrying Value December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$20,087	$20,087	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$19,152	$19,152	$—	$—

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(14) DERIVATIVE FINANCIAL INSTRUMENTS

        The Company manages risk from foreign currency rate risk related to foreign currency denominated transactions and from natural gas supply pricing. From time to time, the Company manages these risks using derivative financial instruments. These derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counterparties who are recognized, stable multinational banks.

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

        Annual consolidated purchase requirements for North America are approximately 1,000,000 MMBtu. At December 29, 2012 there were open swaps totaling 70,000 MMBtu with a total unrealized gain of $3, which was recorded in the Company's consolidated statement of earnings for the fiscal year ended December 29, 2012. At December 31, 2011 there were no open swaps outstanding.

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

        There were no significant open foreign currency contracts at December 29, 2012, December 31, 2011 or December 25, 2010.

(15) GUARANTEES

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(15) GUARANTEES (Continued)

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 29, 2012 and December 31, 2011, were as follows:

	2012	2011
Balance, beginning of period	$13,586	$12,016
Payments made	(14,997)	(9,662)
Change in liability for warranties issued during the period	16,542	12,776
Change in liability for pre-existing warranties	202	(1,544)

Balance, end of period	$15,333	$13,586

(16) DEFINED BENEFIT RETIREMENT PLAN

        Delta provides defined benefit retirement income to eligible employees in the United Kingdom and is the plan sponsor. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 29, 2012.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.5425/£ and $1.6121/£ to translate the net pension liability into U.S. dollars at December 31, 2011 and December 29, 2012, respectively.

        Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. As there are no active employees in the plan, the ABO is equal to the PBO. The underfunded ABO represents the difference between the PBO and the fair value of plan assets. Changes in the PBO and

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

fair value of plan assets for the pension plan for the period from December 25, 2010 to December 31, 2011 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair value at December 25, 2010	$463,807	$359,636	$(104,171)
Employer contributions	—	11,860
Interest cost	25,643	—
Actual return on plan assets	—	67,474
Benefits paid	(11,539)	(11,539)
Actuarial loss	16,187	—
Currency translation	(1,579)	(2,936)

Fair Value at December 31, 2011	$492,519	$424,495	$(68,024)

        Changes in the PBO and fair value of plan assets for the pension plan for the period from December 31, 2011 to December 29, 2012 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 31, 2011	$492,519	$424,495	$(68,024)
Employer contributions	—	11,591
Interest cost	23,445	—
Actual return on plan assets	—	41,345
Benefits paid	(11,722)	(11,722)
Actuarial loss	69,859	—
Currency translation	23,666	20,015

Fair Value at December 29, 2012	$597,767	$485,724	$(112,043)

        Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 29, 2012 and December 31, 2011 consisted of actuarial gains (losses):

Balance December 25, 2010	$28,952
Actuarial gain	31,093
Currency translation loss	(31)

Balance December 31, 2011	60,014
Actuarial loss	(48,524)
Currency translation gain	1,127

Balance December 29, 2012	$12,617

        The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $0.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 29, 2012 and December 31, 2011 were as follows:

Percentages	2012	2011
Discount rate	4.60%	4.80%
Salary increase	N/A	N/A
Inflation	2.70%	2.30%

Expense

        Pension expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to the fair value of plan assets. Differences in actual experience in relation to assumptions are not recognized in net earnings immediately, but are deferred and, if necessary, amortized as pension expense.

        The components of the net periodic pension expense for the fiscal years ended December 31, 2011 and December 29, 2012 were as follows:

	2012	2011
Net Periodic Benefit Cost:
Interest cost	23,445	25,643
Expected return on plan assets	(19,168)	(20,194)

Net periodic benefit expense	$4,277	$5,449

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2012 and 2011:

Percentages	2012	2011
Discount rate	4.80%	5.50%
Expected return on plan assets	4.40%	5.40%
Salary increase	N/A	N/A
Inflation	3.20%	3.50%

        The discount rate is based on the yields of AA-rated corporate bonds with durational periods similar to that of the pension liabilities. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. Inflation is based on expected changes in the consumer price index or the retail price index in the U.K. depending on the relevant plan provisions.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

Cash Contributions

        The Company has not yet completed negotiations with Plan trustees on the future annual funding for the Plan, which should be completed by June 30, 2013. At this point, the estimated annual contributions into the Plan are $16,121 (£10,000) per annum as part of the Plan's recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,612 (£1,000) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2013 through 2022:

2013	$12,413
2014	12,736
2015	13,058
2016	13,380
2017	13,703
Years 2018 - 2022	73,512

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

        The pension plan investments are held in a trust. Most of the pension plan assets are invested in fixed income securities. The debt portfolio is also broadly diversified and invested primarily in U.K. Treasury and corporate securities. The weighted-average maturity of the debt portfolio was 12 years at December 29, 2012.

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

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        These assets are pooled investment funds whereby the underlying investments can be valued using quoted market prices. As the fair values of the pooled investment funds themselves are not publicly quoted, they are classified as Level 2 investments.

        At December 29, 2012 and December 31, 2011, the pension plan assets measured at fair value on a recurring basis were as follows:

December 29, 2012	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$12,091	$—	$12,091
Index-linked gilts	—	107,366	—	107,366
Corporate bonds	—	347,083	—	347,083
Corporate stock	—	19,184	—	19,184
Other investments	—	—	—	—

Total plan net assets at fair value	$—	$485,724	$—	$485,724

December 31, 2011	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$1,556	$—	$1,556
Index-linked gilts	—	97,422	—	97,422
Corporate bonds	—	309,206	—	309,206
Corporate stock	—	16,276	—	16,276
Other investments	—	35	—	35

Total plan net assets at fair value	$—	$424,495	$—	$424,495

(17) BUSINESS SEGMENTS

        The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service related expenses that are allocated to business units generally on the basis of number of employees or sales dollars.

        Reportable segments are as follows:

          ENGINEERED INFRASTRUCTURE PRODUCTS:     This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, roadway safety and access systems applications;

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Business Segments

	2012	2011	2010
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$587,655	$573,121	$490,359
Communication Products	134,711	109,131	105,852
Access Systems	159,740	135,341	81,103

Engineered Infrastructure Products segment	882,106	817,593	677,314
Utility Support Structures segment:
Steel	752,621	546,926	407,703
Concrete	120,899	77,944	67,217

Utility Support Structures segment	873,520	624,870	474,920
Coatings segment	334,552	327,322	238,273
Irrigation segment	750,641	666,007	443,371
Other	328,737	331,986	198,550

Total	3,169,556	2,767,778	2,032,428
INTERSEGMENT SALES:
Engineered Infrastructure Products	48,793	24,996	8,044
Utility Support Structures	3,857	4,105	2,219
Coatings	52,478	46,534	29,906
Irrigation	49	111	12
Other	34,838	30,552	16,742

Total	140,015	106,298	56,923
NET SALES:
Engineered Infrastructure Products segment	833,313	792,597	669,270
Utility Support Structures segment	869,663	620,765	472,701
Coatings segment	282,074	280,788	208,367
Irrigation segment	750,592	665,896	443,359
Other	293,899	301,434	181,808

Total	$3,029,541	$2,661,480	$1,975,505

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

	2012	2011	2010
OPERATING INCOME (LOSS):
Engineered Infrastructure Products	$54,013	$40,753	$52,151
Utility Support Structures	129,025	70,643	51,741
Coatings	71,641	58,656	42,602
Irrigation	143,605	107,759	61,973
Other	46,575	45,670	28,499
Corporate	(62,563)	(60,171)	(58,553)

Total	382,296	263,310	178,413
Interest expense, net	(23,353)	(26,910)	(26,107)
Other	347	(2,643)	676

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$359,290	$233,757	$152,982

TOTAL ASSETS:
Engineered Infrastructure Products	$784,659	$750,992	$762,600
Utility Support Structures	510,943	432,657	360,256
Coatings	334,841	283,588	325,675
Irrigation	287,354	267,615	209,850
Other	202,289	203,185	222,984
Corporate	448,465	368,039	209,378

Total	$2,568,551	$2,306,076	$2,090,743

CAPITAL EXPENDITURES:
Engineered Infrastructure Products	$20,244	$13,328	$17,050
Utility Support Structures	41,081	31,501	5,228
Coatings	13,280	22,881	5,570
Irrigation	12,618	8,766	4,248
Other	4,428	4,501	1,582
Corporate	5,423	2,092	2,414

Total	$97,074	$83,069	$36,092

DEPRECIATION AND AMORTIZATION:
Engineered Infrastructure Products	$27,164	$30,637	$25,281
Utility Support Structures	13,284	12,548	11,320
Coatings	12,015	12,175	8,376
Irrigation	6,209	6,006	4,823
Other	8,168	8,539	6,260
Corporate	3,378	4,655	3,603

Total	$70,218	$74,560	$59,663

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2012	2011	2010
NET SALES:
United States	$1,870,703	$1,473,819	$1,088,724
Australia	499,025	491,395	273,551
China	135,398	148,219	121,437
France	74,217	79,329	99,508
Other	450,198	468,718	392,285

Total	$3,029,541	$2,661,480	$1,975,505

LONG-LIVED ASSETS:
United States	$470,154	$439,147	$450,587
Australia	321,456	329,453	283,714
France	10,736	11,342	11,917
China	34,359	32,565	30,877
Canada	77,945	36,979	39,252
Other	227,961	203,647	180,170

Total	$1,142,611	$1,053,133	$996,517

        No single customer accounted for more than 10% of net sales in 2012, 2011, or 2010. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. While Australia accounted for approximately 16% of the Company's net sales in 2012, no other foreign country accounted for more than 5% of the Company's net sales.

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

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On April 8, 2010, the Company issued $300,000 of senior unsecured notes at a coupon interest rate of 6.625% per annum. In June 2011, the Company issued an additional $150,000 principal amount of these notes to redeem the senior subordinated notes. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company. Subsequent to the issuance of the 2011

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

financial statements, the comprehensive income information presented below was added to reflect our retrospective adoption of ASU Nos. 2011-05 and 2011-12, Comprehensive Income in 2011 and 2010.

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,375,238	$620,338	$1,331,827	$(297,862)	$3,029,541
Cost of sales	1,008,087	489,560	1,026,037	(296,599)	2,227,085

Gross profit	367,151	130,778	305,790	(1,263)	802,456
Selling, general and administrative expenses	178,669	55,488	186,003	—	420,160

Operating income	188,482	75,290	119,787	(1,263)	382,296

Other income (expense):
Interest expense	(31,121)	(49,762)	(504)	49,762	(31,625)
Interest income	45	1,131	56,858	(49,762)	8,272
Other	1,938	55	(1,646)	—	347

	(29,138)	(48,576)	54,708	—	(23,006)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	159,344	26,714	174,495	(1,263)	359,290

Income tax expense (benefit):
Current	59,648	16,398	47,375	(639)	122,782
Deferred	(4,721)	(496)	8,937	—	3,720

	54,927	15,902	56,312	(639)	126,502

Earnings before equity in earnings of nonconsolidated subsidiaries	104,417	10,812	118,183	(624)	232,788
Equity in earnings of nonconsolidated subsidiaries	129,655	86,170	5,150	(214,847)	6,128

Net earnings	234,072	96,982	123,333	(215,471)	238,916
Less: Earnings attributable to noncontrolling interests	—	—	(4,844)	—	(4,844)

Net earnings attributable to Valmont Industries, Inc	$234,072	$96,982	$118,489	$(215,471)	$234,072

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

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

Three-year period ended December 29, 2012

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

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$234,072	$96,982	$123,333	$(215,471)	$238,916

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(14,422)	30,163	—	15,741

	—	(14,422)	30,163	—	15,741

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	400	—	—	—	400

	400	—	—	—	400

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(35,020)	—	(35,020)
Equity in other comprehensive income	(20,514)	—	—	20,514	—

Other comprehensive income (loss)	(20,114)	(14,422)	(4,857)	20,514	(18,879)

Comprehensive income	213,958	82,560	118,476	(194,957)	220,037
Comprehensive income attributable to noncontrolling interests	—	—	(6,079)	—	(6,079)

Comprehensive income attributable to Valmont Industries, Inc.	$213,958	$82,560	$112,397	$(194,957)	$213,958

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$228,308	$142,900	$164,422	$(298,404)	$237,226

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(958)	(21,018)	—	(21,976)
Realized loss on sale of investment in foreign entity included in other expense	—	—	1,446	—	1,446

	—	(958)	(19,572)	—	(20,530)

Unrealized loss on cash flow hedge:
Loss arising during the period	(3,568)	—	—	—	(3,568)
Amortization cost included in interest expense	233	—	—	—	233

	(3,335)	—	—	—	(3,335)

Actuarial gain (loss) in defined benefit pension plan liability	—	—	22,365	—	22,365
Equity in other comprehensive income	3,742	—	—	(3,742)	—

Other comprehensive income (loss)	407	(958)	2,793	(3,742)	(1,500)

Comprehensive income	228,715	141,942	167,215	(302,146)	235,726
Comprehensive income attributable to noncontrolling interests	—	—	(7,011)	—	(7,011)

Comprehensive income attributable to Valmont Industries, Inc.	$228,715	$141,942	$160,204	$(302,146)	$228,715

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$94,379	$40,148	$54,943	$(89,057)	$100,413

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	—	20,748	—	20,748

	—	—	20,748	—	20,748

Actuarial gain (loss) in defined benefit pension plan liability	—	—	28,952	—	28,952
Equity in other comprehensive income	46,692	—	—	(46,692)	—

Other comprehensive income (loss)	46,692	—	49,700	(46,692)	49,700

Comprehensive income	141,071	40,148	104,643	(135,749)	150,113
Comprehensive income attributable to noncontrolling interests	—	—	(9,042)	—	(9,042)

Comprehensive income attributable to Valmont Industries, Inc.	$141,071	$40,148	$95,601	$(135,749)	$141,071

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$40,926	$83,203	$290,000	$—	$414,129
Receivables, net	144,161	86,403	285,338	—	515,902
Inventories	146,619	71,988	193,777	—	412,384
Prepaid expenses	7,153	1,029	16,962	—	25,144
Refundable and deferred income taxes	29,359	6,904	22,118	—	58,381

Total current assets	368,218	249,527	808,195	—	1,425,940

Property, plant and equipment, at cost	456,497	122,937	415,340	—	994,774
Less accumulated depreciation and amortization	288,226	55,239	138,697	—	482,162

Net property, plant and equipment	168,271	67,698	276,643	—	512,612

Goodwill	20,108	107,542	203,141	—	330,791
Other intangible assets	499	53,517	118,254	—	172,270
Investment in subsidiaries and intercompany accounts	1,456,159	1,246,777	615,152	(3,318,088)	—
Other assets	32,511	—	94,427	—	126,938

Total assets	$2,045,766	$1,725,061	$2,115,812	$(3,318,088)	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$189	$—	$35	$—	$224
Notes payable to banks	—	—	13,375	—	13,375
Accounts payable	72,610	22,006	117,808	—	212,424
Accrued employee compensation and benefits	61,572	10,530	29,803		101,905
Accrued expenses	30,641	4,674	43,188	—	78,503
Income Taxes Payable	—	31	669	(700)	—
Dividends payable	6,002	—	—	—	6,002

Total current liabilities	171,014	37,241	204,878	(700)	412,433

Deferred income taxes	23,305	27,851	37,144	—	88,300
Long-term debt, excluding current installments	471,828	599,873	765	(599,873)	472,593
Defined benefit pension liability	—	—	112,043	—	112,043
Deferred compensation	25,200	—	6,720	—	31,920
Other noncurrent liabilities	4,507	—	39,745	—	44,252
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,300,529	467,240	443,337	(910,577)	1,300,529
Accumulated other comprehensive income	43,938	(15,380)	65,826	(50,446)	43,938
Treasury stock	(22,455)	—	—	—	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,349,912	1,060,096	1,657,419	(2,717,515)	1,349,912

Noncontrolling interest in consolidated subsidiaries	—	—	57,098	—	57,098

Total shareholders' equity	1,349,912	1,060,096	1,714,517	(2,717,515)	1,407,010

Total liabilities and shareholders' equity	$2,045,766	$1,725,061	$2,115,812	$(3,318,088)	$2,568,551

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,545	$18,257	$317,092	$—	$362,894
Receivables, net	122,409	53,567	250,707	—	426,683
Inventories	125,862	77,838	190,082	—	393,782
Prepaid expenses	3,448	1,009	21,308	—	25,765
Refundable and deferred income taxes	22,053	6,218	15,548	—	43,819

Total current assets	301,317	156,889	794,737	—	1,252,943

Property, plant and equipment, at cost	427,398	107,315	376,929	—	911,642
Less accumulated depreciation and amortization	283,786	54,740	118,239	—	456,765

Net property, plant and equipment	143,612	52,575	258,690	—	454,877

Goodwill	20,108	107,542	187,012	—	314,662
Other intangible assets	661	59,389	108,033	—	168,083
Investment in subsidiaries and intercompany accounts	1,338,299	695,745	596,301	(2,630,345)	—
Other assets	30,192	—	85,319	—	115,511

Total assets	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$187	$—	$48	$—	$235
Notes payable to banks	—	—	11,403	—	11,403
Accounts payable	68,166	21,428	127,135	—	216,729
Accrued expenses	44,187	8,608	30,818	—	83,613
Accrued expenses	28,154	5,651	39,710	—	73,515
Income Tax payable	17,808	—	—	—	17,808
Dividends payable	4,767	—	—	—	4,767

Total current liabilities	163,269	35,687	209,114	—	408,070

Deferred income taxes	21,891	27,661	35,945	—	85,497
Long-term debt, excluding current installments	473,419	—	996	—	474,415
Defined benefit pension liability	—	—	68,024	—	68,024
Deferred compensation	24,142	—	6,599	—	30,741
Other noncurrent liabilities	4,506	—	36,912	—	41,418
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	181,542	893,884	(1,075,426)	—
Retained earnings	1,079,698	370,258	407,677	(777,935)	1,079,698
Accumulated other comprehensive income	64,052	(958)	65,010	(64,052)	64,052
Treasury stock	(24,688)	—	—	—	(24,688)

Total Valmont Industries, Inc. shareholders' equity	1,146,962	1,008,792	1,621,553	(2,630,345)	1,146,962

Noncontrolling interest in consolidated subsidiaries	—	—	50,949	—	50,949

Total shareholders' equity	1,146,962	1,008,792	1,672,502	(2,630,345)	1,197,911

Total liabilities and shareholders' equity	$1,834,189	$1,072,140	$2,030,092	$(2,630,345)	$2,306,076

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$234,072	$96,982	$123,333	$(215,471)	$238,916
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,121	12,923	38,174	—	70,218
Stock-based compensation	5,829	—	—	—	5,829
Defined benefit pension plan expense	—	—	4,281	—	4,281
Contribution to defined benefit pension plan	—	—	(11,591)	—	(11,591)
Loss on sale of property, plant and equipment	89	(17)	249	—	321
Equity in earnings in nonconsolidated subsidiaries	(978)	—	(5,150)	—	(6,128)
Deferred income taxes	(4,721)	(496)	8,937	—	3,720
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(21,751)	(32,833)	(30,306)	—	(84,890)
Inventories	(20,756)	5,850	1,293	—	(13,613)
Prepaid expenses	(3,705)	(20)	4,968	—	1,243
Accounts payable	4,446	578	(11,273)	—	(6,249)
Accrued expenses	20,339	945	(644)	—	20,640
Other noncurrent liabilities	123	—	(4,473)	—	(4,350)
Income taxes payable	(18,979)	350	(1,921)	(700)	(21,250)

Net cash flows from operating activities	213,129	84,262	115,877	(216,171)	197,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(43,590)	(22,197)	(31,287)	—	(97,074)
Acquisitions, net of cash acquired	—	—	(45,687)	—	(45,687)
Proceeds from sale of assets	113	39	5,873	—	6,025
Other, net	(138,869)	(63,791)	(13,467)	216,171	44

Net cash flows from investing activities	(182,346)	(85,949)	(84,568)	216,171	(136,692)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,828	—	1,828
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term obligations	(39,197)	—	(367)	—	(39,564)
Dividends paid	(21,520)	—	—	—	(21,520)
Intercompany dividends	—	64,348	(64,348)	—	—
Sale of EMD shares	—	—	1,404	—	1,404
Dividends to noncontrolling interest	—	—	(1,944)	—	(1,944)
Debt issuance fees	(1,747)	—	—	—	(1,747)
Proceeds from exercises under stock plans	21,827	—	—	—	21,827
Excess tax benefits from stock option exercises	5,494	—	—	—	5,494
Purchase of treasury shares	—	—	—	—	—
Purchase of common treasury shares—stock plan exercises:	(21,259)	—	—	—	(21,259)

Net cash flows from financing activities	(17,402)	64,348	(63,301)	—	(16,355)

Effect of exchange rate changes on cash and cash equivalents	—	2,285	4,900	—	7,185

Net change in cash and cash equivalents	13,381	64,946	(27,092)	—	51,235
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of year	$40,926	$83,203	$290,000	$—	$414,129

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

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

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 25, 2010

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$94,379	$40,148	$54,943	$(89,057)	$100,413
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,069	12,749	26,845	—	59,663
Stock-based compensation	7,154	—	—	—	7,154
Defined benefit pension plan expense	—	—	5,874	—	5,874
Loss on sale of property, plant and equipment	66	44	3,093	—	3,203
Equity in earnings in nonconsolidated subsidiaries	(914)	—	(1,525)	—	(2,439)
Deferred income taxes	(657)	4,984	690	—	5,017
Other	(393)	—	—	—	(393)
Changes in assets and liabilities, before acquisitions:
Receivables	(30,979)	(2,008)	(18,806)	—	(51,793)
Inventories	13,820	10,792	(2,291)	—	22,321
Prepaid expenses	(169)	(465)	4,999	—	4,365
Accounts payable	9,246	1,643	(11,761)	—	(872)
Accrued expenses	(6,108)	(9,689)	8,255	—	(7,542)
Other noncurrent liabilities	(598)	—	—	—	(598)
Income taxes payable (refundable)	(10,395)	14,923	3,319	—	7,847

Net cash flows from operations	94,521	73,121	73,635	(89,057)	152,220

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,702)	(4,815)	(19,575)	—	(36,092)
Proceeds from sale of property, plant and equipment	22	286	11,079	—	11,387
Acquisitions (net of cash acquired, $198,810)	—	(436,736)	187,679	—	(249,057)
Other, net	(1,056)	(76,593)	(359)	89,057	11,049

Net cash flows from investing activities	(12,736)	(517,858)	178,824	89,057	(262,713)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	(12)	(3,063)	—	(3,075)
Proceeds from long-term borrowings	491,000	—	680	—	491,680
Principal payments on long-term obligations	(183,188)	—	(97)	—	(183,285)
Dividends paid	(16,588)	—	—	—	(16,588)
Dividends to noncontrolling interest	—	—	(13,071)	—	(13,071)
Retirement of Delta plc preference shares	—	—	(4,467)	—	(4,467)
Debt issuance fees	(3,858)	—	—	—	(3,858)
Intercompany loan activity	(443,702)	443,702	—	—	—
Proceeds from exercises under stock plans	4,464	—	—	—	4,464
Excess tax benefits from stock option exercises	2,021	—	—	—	2,021
Purchase of treasury shares	(2,676)	—	1,800	—	(876)
Purchase of common treasury shares—stock plan exercises	(3,260)	—	—	—	(3,260)

Net cash flows from financing activities	(155,787)	443,690	(18,218)	—	269,685

Effect of exchange rate changes on cash and cash equivalents	—	—	6,926	—	6,926

Net change in cash and cash equivalents	(74,002)	(1,047)	241,167	—	166,118
Cash and cash equivalents—beginning of year	82,017	1,666	97,103	—	180,786

Cash and cash equivalents—end of year	$8,015	$619	$338,270	$—	$346,904

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 29, 2012

(Dollars in thousands, except per share amounts)

(19) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
				Per Share		Stock Price
								Dividends Declared
	Net Sales	Gross Profit	Amount	Basic	Diluted	High	Low
2012
First	$717,350	$186,314	$52,325	$1.98	$1.96	$118.99	$90.21	$0.180
Second	767,315	199,395	59,980	2.27	2.24	128.40	106.52	0.225
Third	729,839	192,402	56,731	2.14	2.12	136.11	119.23	0.225
Fourth	815,037	224,345	65,036	2.45	2.43	141.18	125.00	0.225

Year	$3,029,541	$802,456	$234,072	$8.84	$8.75	$141.18	$90.21	$0.855

2011
First	$567,949	$136,493	$25,609	$0.98	$0.97	$116.02	$86.08	$0.165
Second	668,609	167,982	45,827	1.74	1.72	110.38	88.36	0.180
Third	672,192	167,390	42,141	1.60	1.59	111.76	78.75	0.180
Fourth(1)	752,730	194,945	114,731	4.35	4.33	93.45	73.00	0.180

Year	$2,661,480	$666,810	$228,308	$8.67	$8.60	$116.02	$73.00	$0.705

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 29, 2012.

        The effectiveness of the Company's internal control over financial reporting as of December 29, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 26, 2013

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 29, 2012. The Company was added to these indexes in 2009 by Standard & Poor's. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2012", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(a)(3) Exhibits.

  Index to Exhibits, Page 86

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Delta Acquisition	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 29, 2012
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,555	—	1,336	(993)	$7,898
Allowance for deferred income tax asset valuation	123,522	—	(2,543)	—	120,979
Fifty-three weeks ended December 31, 2011
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$8,406	—	1,627	(2,478)	$7,555
Allowance for deferred income tax asset valuation	208,130	—	(84,608)	—	123,522
Fifty-two weeks ended December 25, 2010
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$5,905	3,124	939	(1,562)	$8,406
Allowance for deferred income tax asset valuation	4,529	204,470	(869)	—	208,130

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2013.

Valmont Industries, Inc.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/26/2013
/s/ TERRY J. MCCLAIN Terry J. McClain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	2/26/2013
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	2/26/2013
Walter Scott, Jr.*	Kenneth E. Stinson*
Glen A. Barton*	Stephen R. Lewis, Jr.*
Daniel P. Neary*	K.R. (Kaj) den Daas*
Catherine James Paglia*	Clark (Sandy) Randt*
James B. Milliken*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 26th day of February, 2013. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and is incorporated herein by this reference.
Exhibit 3.2*	—	The Company's By-Laws, as amended.
Exhibit 4.1
Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 2012 and is incorporated herein by reference.
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
Exhibit 4.6	—
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

Exhibit 10.3	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated herein by reference.
Exhibit 10.4	—
Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.
Exhibit 10.5	—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.
Exhibit 10.6	—	Form of Stock Option Agreement. This document was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated herein by reference.
Exhibit 10.7	—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated herein by reference.
Exhibit 10.8	—	Form of Restricted Stock Unit Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 10.9*	—	Form of Director Stock Option Agreement.
Exhibit 10.10	—	The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2008 and is incorporated herein by reference.
Exhibit 10.11	—
Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2012", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 30, 2013.
Exhibit 10.12	—
The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by this reference.
Exhibit 10.13	—	VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2008 and is incorporated herein by reference.
Exhibit 21*	—	Subsidiaries of the Company.
Exhibit 23*	—	Consent of Deloitte & Touche LLP.
Exhibit 24*	—	Power of Attorney.
Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.
Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.
Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 101	—	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*
Filed herewith

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.13.