Form 10-Q
period 2013-03-30
VALMONT INDUSTRIES INC
filed 2013-05-02
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
or
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

26,754,496
Outstanding shares of common stock as of April 24, 2013

VALMONT INDUSTRIES, INC.
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Product sales	$740,447	$641,987
Services sales	79,183	75,363

Net sales	819,630	717,350
Product cost of sales	529,161	482,708
Services cost of sales	55,100	48,328

Total cost of sales	584,261	531,036

Gross profit	235,369	186,314
Selling, general and administrative expenses	117,179	103,496

Operating income	118,190	82,818

Other income (expenses):
Interest expense	(8,190)	(7,807)
Interest income	1,353	2,078
Other	1,556	1,577

	(5,281)	(4,152)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	112,909	78,666

Income tax expense (benefit):
Current	38,660	27,029
Deferred	(3,687)	737

	34,973	27,766

Earnings before equity in earnings of nonconsolidated subsidiaries	77,936	50,900
Equity in earnings of nonconsolidated subsidiaries	204	1,688

Net earnings	78,140	52,588
Less: Earnings attributable to noncontrolling interests	(571)	(263)

Net earnings attributable to Valmont Industries, Inc.	$77,569	$52,325

Earnings per share:
Basic	$2.92	$1.98

Diluted	$2.89	$1.96

Cash dividends declared per share	$0.225	$0.180

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,583	26,396

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,859	26,678

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net earnings	$78,140	$52,588

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(9,620)	29,562
Realized (loss) included in net earnings during the period	(5,194)	—
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	100
Actuarial gain (loss) in defined benefit pension plan	(936)	1,871

Other comprehensive income (loss)	(15,650)	31,533

Comprehensive income	62,490	84,121
Comprehensive loss (income) attributable to noncontrolling interests	1,640	(5,014)

Comprehensive income attributable to Valmont Industries, Inc.	$64,130	$79,107

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$419,996	$414,129
Receivables, net	503,933	515,902
Inventories	451,257	412,384
Prepaid expenses	33,555	25,144
Refundable and deferred income taxes	61,745	58,381

Total current assets	1,470,486	1,425,940

Property, plant and equipment, at cost	1,025,003	994,774
Less accumulated depreciation and amortization	490,653	482,162

Net property, plant and equipment	534,350	512,612

Goodwill	339,818	330,791
Other intangible assets, net	171,764	172,270
Other assets	100,826	126,938

Total assets	$2,617,244	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$189	$224
Notes payable to banks	13,324	13,375
Accounts payable	211,572	212,424
Accrued employee compensation and benefits	78,112	101,905
Accrued expenses	85,504	78,503
Income taxes payable	16,061	—
Dividends payable	6,020	6,002

Total current liabilities	410,782	412,433

Deferred income taxes	86,591	88,300
Long-term debt, excluding current installments	472,249	472,593
Defined benefit pension liability	96,841	112,043
Deferred compensation	37,693	31,920
Other noncurrent liabilities	49,163	44,252
Shareholders' equity:
Preferred stock of $1 par value— Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value— Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,372,737	1,300,529
Accumulated other comprehensive income	30,499	43,938
Treasury stock	(21,518)	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,409,618	1,349,912

Noncontrolling interest in consolidated subsidiaries	54,307	57,098

Total shareholders' equity	1,463,925	1,407,010

Total liabilities and shareholders' equity	$2,617,244	$2,568,551

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net earnings	$78,140	$52,588
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,208	17,340
Stock-based compensation	1,675	1,563
Defined benefit pension plan expense	1,633	1,021
Contribution to defined benefit pension plan	(10,346)	(10,750)
Gain on sale of property, plant and equipment	(66)	(1)
Equity in earnings in nonconsolidated subsidiaries	(204)	(1,688)
Deferred income taxes	(3,687)	737
Changes in assets and liabilities (net of acquisitions):
Receivables	19,006	(22,702)
Inventories	(30,390)	(41,032)
Prepaid expenses	(2,786)	(1,052)
Accounts payable	(5,303)	(5,445)
Accrued expenses	(17,808)	(7,417)
Other noncurrent liabilities	1,130	318
Income taxes payable	14,410	3,648

Net cash flows from operating activities	64,612	(12,872)

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,845)	(20,134)
Proceeds from sale of assets	29,415	45
Acquisitions, net of cash acquired	(54,714)	—
Other, net	2,789	2,673

Net cash flows from investing activities	(44,355)	(17,416)

Cash flows from financing activities:
Net borrowings under short-term agreements	(573)	725
Proceeds from long-term borrowings	—	3,000
Principal payments on long-term borrowings	(16)	(3,035)
Dividends paid	(6,001)	(4,767)
Dividends to noncontrolling interest	(1,476)	(431)
Proceeds from exercises under stock plans	11,697	8,230
Excess tax benefits from stock option exercises	226	2,134
Purchase of common treasury shares—stock plan exercises	(12,375)	(7,747)

Net cash flows from financing activities	(8,518)	(1,891)

Effect of exchange rate changes on cash and cash equivalents	(5,872)	8,853

Net change in cash and cash equivalents	5,867	(23,326)
Cash and cash equivalents—beginning of year	414,129	362,894

Cash and cash equivalents—end of period	$419,996	$339,568

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	52,325	—	—	263	52,588
Other comprehensive income	—	—	—	26,782	—	4,751	31,533
Cash dividends declared	—	—	(4,778)	—	—	—	(4,778)
Dividends to noncontrolling interests	—	—	—	—	—	(431)	(431)
Stock plan exercises; 69,376 shares acquired	—	—	—	—	(7,747)	—	(7,747)
Stock options exercised; 133,510 shares issued	—	(3,605)	3,410	—	8,425	—	8,230
Tax benefit from stock option exercises	—	2,134	—	—		—	2,134
Stock option expense	—	1,245	—	—		—	1,245
Stock awards; 402 shares issued	—	226	—	—	92	—	318

Balance at March 31, 2012	$27,900	$—	$1,130,655	$90,834	$(23,918)	$55,532	$1,281,003

Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	77,569	—	—	571	78,140
Other comprehensive loss	—	—	—	(13,439)	—	(2,211)	(15,650)
Cash dividends declared	—	—	(6,020)	—	—	—	(6,020)
Dividends to noncontrolling interests	—	—	—	—	—	(1,476)	(1,476)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 77,955 shares acquired	—	—	—	—	(12,375)	—	(12,375)
Stock options exercised; 156,342 shares issued	—	(1,901)	659	—	12,939	—	11,697
Tax benefit from stock option exercises	—	226	—	—	—	—	226
Stock option expense	—	1,313	—	—	—	—	1,313
Stock awards; 2,667 shares issued	—	362	—	—	373	—	735

Balance at March 30, 2013	$27,900	$—	$1,372,737	$30,499	$(21,518)	$54,307	$1,463,925

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 30, 2013, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 30, 2013 and March 31, 2012, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 30, 2013 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2012. In 2013, the Company changed its presentation of certain intercompany utility structure sales to align with management's current reporting structure. In 2013, those sales were recorded as part of the Engineered Infrastructure Products (EIP) segment. In 2012, these sales were recorded in the Utility Support Structures segment. Fiscal 2012 reporting was reclassified to conform with the 2013 presentation. Accordingly, fiscal 2012 EIP segment sales (and the associated intersegment sales elimination) increased by $6,028. Fiscal 2012 segment sales (after intersegment sales eliminations) and operating income were unchanged from amounts previously reported. The results of operations for the period ended March 30, 2013 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 40% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 30, 2013 and December 29, 2012, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $44,517 and $45,822 at March 30, 2013 and December 29, 2012, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories consisted of the following:

	March 30, 2013	December 29, 2012
Raw materials and purchased parts	$212,124	$199,808
Work-in-process	35,917	36,114
Finished goods and manufactured goods	247,733	222,284

Subtotal	495,774	458,206
Less: LIFO reserve	44,517	45,822

	$451,257	$412,384

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended March 30, 2013 and March 31, 2012, were as follows:

	2013	2012
United States	$89,384	$62,695
Foreign	23,525	15,971

	$112,909	$78,666

  Pension Benefits

        The Company incurs expenses in connection with the Delta Pension Plan ("DPP"). The DPP was acquired as part of the Delta plc acquisition in fiscal 2010 and has no members that are active employees. In order to measure expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

        The components of the net periodic pension expense for the thirteen weeks ended March 31, 2012 and March 30, 2013 were as follows:

	2013	2012
Net Periodic Benefit Cost:
Interest cost	$6,571	$5,773
Expected return on plan assets	(4,938)	(4,752)

Net periodic benefit expense	$1,633	$1,021

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 30, 2013, 446,126 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, were as follows:

	2013	2012
Compensation expense	$1,313	$1,245
Income tax benefits	506	479

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries, which are recorded within "Other assets" on the Condensed Consolidated Balance Sheet. In February 2013, the Company sold its nonconsolidated investment in Manganese Materials Company Pty. Ltd. to the majority owner of the business for approximately $29.2 million. The profit on the sale was not significant, which included the recognition of $5,194 in currency translation adjustments previously recorded as part of "Accumulated other comprehensive income" on the Condensed consolidated balance sheet. The Company also recognized certain deferred tax benefits of approximately $3.2 million associated with the sale in the first quarter of fiscal 2013.

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

		Fair Value Measurement Using:
	Carrying Value March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$24,071	$24,071	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$20,087	$20,087	$—	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 30, 2013 and December 29, 2012:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$30,576	$(2,935)	$16,297	$43,938
Current-period comprehensive income (loss)	(12,603)	100	(936)	(13,439)

Balance at March 30, 2013	$17,973	$(2,835)	$15,361	$30,499

(2) ACQUISITION OF LOCKER GROUP HOLDINGS PTY. LTD.

        On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. (Locker). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. Locker's annual sales for the twelve months prior to the acquisition date were approximately $80,000 and its operations are reported in the Engineered Infrastructure Products Segment. The purchase price paid for the business at closing (net of $116 cash acquired) was $54,714 and before a net working capital adjustment of $1,562 to be received from the sellers. In addition, a maximum of $7,911 additional purchase price upon the achievement of certain gross profit and inventory targets over the next two years. The Company determined the present value of the potential addition purchase price at February 5, 2013 to be $6,175. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in Asia Pacific.

        The preliminary fair value measurement was completed at March 30, 2013, subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process to be completed in the second quarter of 2013.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITION OF LOCKER GROUP HOLDINGS PTY. LTD. (Continued)

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At February 5, 2013
Current assets	$27,273
Property, plant and equipment	19,326
Intangible assets	9,509
Goodwill	16,740

Total fair value of assets acquired	$72,848

Current liabilities	9,595
Deferred income taxes	2,808
Other non-current liabilities	677
Non-controlling interests	325

Total fair value of liabilities assumed and non-controlling interests	13,405

Net assets acquired	$59,443

        The Company's Condensed Consolidated Statements of Earnings for the period ended March 30, 2013 included $11,854 and $250 of net sales and net earnings, respectively, resulting from Locker's operations from February 5, 2013 and March 30, 2013.

        Based on the preliminary valuation, the Company allocated $9,509 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Locker acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$2,330	Indefinite
Customer Relationships	7,179	7.0

	$9,509

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at March 30, 2013 and December 29, 2012 were as follows:

	March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$173,409	$65,701	13 years
Proprietary Software & Database	3,078	2,820	6 years
Patents & Proprietary Technology	9,591	5,701	8 years
Non-compete Agreements	1,799	1,560	6 years

	$187,877	$75,782

	December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$170,556	$62,957	13 years
Proprietary Software & Database	3,073	2,795	6 years
Patents & Proprietary Technology	9,953	5,517	8 years
Non-compete Agreements	1,807	1,542	6 years

	$185,389	$72,811

        Amortization expense for intangible assets for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively was as follows:

2013	2012
$4,238	$3,545

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2013	$15,673
2014	15,045
2015	14,202
2016	13,659
2017	13,626

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 30, 2013 and December 29, 2012 were as follows:

	March 30, 2013	December 29, 2012	Year Acquired
Webforge	$16,411	$17,411	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,661	9,189	2010
Donhad	6,534	6,932	2010
Industrial Galvanizers	3,799	4,030	2010
Other	13,153	11,019

	$59,669	$59,692

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

  Goodwill

        The carrying amount of goodwill by segment as of March 30, 2013 and December 29, 2012 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791
Acquisitions	16,740	—	—	—	—	16,740
Foreign currency translation	(6,238)	—	(397)	7	(1,085)	(7,713)
Other	1,737	(1,737)	—	—	—	—

Balance at March 30, 2013	$167,424	$75,404	$76,656	$2,524	$17,810	$339,818

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The goodwill from acquisitions arose from the acquisition of Locker. The Company's goodwill was tested for impairment during the third quarter of 2012. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 30, 2013 2013 and March 31, 2012 were as follows:

	2013	2012
Interest	$794	$367
Income taxes	28,896	21,246

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 30, 2013:
Net earnings attributable to Valmont Industries, Inc.	$77,569	$—	$77,569
Shares outstanding	26,583	276	26,859
Per share amount	$2.92	$(0.03)	$2.89
Thirteen weeks ended March 31, 2012:
Net earnings attributable to Valmont Industries, Inc.	$52,325	$—	$52,325
Shares outstanding	26,396	282	26,678
Per share amount	$1.98	$(0.02)	$1.96

        At March 30, 2013 and March 31, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$147,170	$139,325
Communication Products	28,622	26,695
Access Systems	47,878	37,907

Engineered Infrastructure Products segment	223,670	203,927
Utility Support Structures segment:
Steel	210,497	166,964
Concrete	29,141	24,268

Utility Support Structures segment	239,638	191,232
Coatings segment	89,245	82,847
Irrigation segment	244,707	196,266
Other	77,869	86,063

Total	875,129	760,335
INTERSEGMENT SALES:
Engineered Infrastructure Products	29,452	18,420
Utility Support Structures	411	1,980
Coatings	14,330	12,697
Irrigation	—	425
Other	11,306	9,463

Total	55,499	42,985
NET SALES:
Engineered Infrastructure Products segment	194,218	185,507
Utility Support Structures segment	239,227	189,252
Coatings segment	74,915	70,150
Irrigation segment	244,707	195,841
Other	66,563	76,600

Total	$819,630	$717,350

OPERATING INCOME:
Engineered Infrastructure Products	$12,734	$8,024
Utility Support Structures	46,155	25,104
Coatings	13,420	16,512
Irrigation	54,559	38,408
Other	10,787	11,411
Corporate	(19,465)	(16,641)

Total	$118,190	$82,818

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

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen Weeks Ended March 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$416,613	$170,849	$325,409	$(93,241)	$819,630
Cost of sales	300,680	128,998	248,383	(93,800)	584,261

Gross profit	115,933	41,851	77,026	559	235,369
Selling, general and administrative expenses	50,026	13,994	53,159	—	117,179

Operating income	65,907	27,857	23,867	559	118,190

Other income (expense):
Interest expense	(7,755)	(12,630)	(434)	12,629	(8,190)
Interest income	7	253	13,722	(12,629)	1,353
Other	1,408	15	133	—	1,556

	(6,340)	(12,362)	13,421	—	(5,281)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	59,567	15,495	37,288	559	112,909

Income tax expense (benefit):
Current	21,175	6,836	10,470	179	38,660
Deferred	(1,754)	303	(2,236)	—	(3,687)

	19,421	7,139	8,234	179	34,973

Earnings before equity in earnings of nonconsolidated subsidiaries	40,146	8,356	29,054	380	77,936
Equity in earnings of nonconsolidated subsidiaries	37,423	19,151	207	(56,577)	204

Net earnings	$77,569	$27,507	$29,261	$(56,197)	$78,140

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen Weeks Ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$364,840	$128,712	$293,942	$(70,144)	$717,350
Cost of sales	267,512	103,642	229,923	(70,041)	531,036

Gross profit	97,328	25,070	64,019	(103)	186,314
Selling, general and administrative expenses	43,272	13,788	46,436	—	103,496

Operating income	54,056	11,282	17,583	(103)	82,818

Other income (expense):
Interest expense	(7,682)	(12,257)	(125)	12,257	(7,807)
Interest income	9	194	14,132	(12,257)	2,078
Other	1,459	14	104	—	1,577

	(6,214)	(12,049)	14,111	—	(4,152)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	47,842	(767)	31,694	(103)	78,666

Income tax expense (benefit):
Current	17,185	(901)	10,745	—	27,029
Deferred	194	1,170	(627)	—	737

	17,379	269	10,118	—	27,766

Earnings before equity in earnings of nonconsolidated subsidiaries	30,463	(1,036)	21,576	(103)	50,900
Equity in earnings of nonconsolidated subsidiaries	21,862	23,108	1,656	(44,938)	1,688

Net earnings	$52,325	$22,072	$23,232	$(45,041)	$52,588

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen Weeks Ended March 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$77,569	$27,507	$29,261	$(56,197)	$78,140

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(38,321)	28,701	—	(9,620)
Realized (loss) included in net earnings during the period	—	—	(5,194)	—	(5,194)

	—	(38,321)	23,507	—	(14,814)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(936)	—	(936)
Equity in other comprehensive income	(13,539)	—	—	13,539	—

Other comprehensive income (loss)	(13,439)	(38,321)	22,571	13,539	(15,650)

Comprehensive income	64,130	(10,814)	51,832	(42,658)	62,490
Comprehensive income attributable to noncontrolling interests	—	—	1,640	—	1,640

Comprehensive income attributable to Valmont Industries, Inc.	$64,130	$(10,814)	$53,472	$(42,658)	$64,130

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen Weeks Ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$52,325	$22,072	$23,232	$(45,041)	$52,588
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(16,367)	45,929	—	29,562

	—	(16,367)	45,929	—	29,562

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	1,871	—	1,871
Equity in other comprehensive income	26,682	—	—	(26,682)	—

Other comprehensive income (loss)	26,782	(16,367)	47,800	(26,682)	31,533

Comprehensive income	79,107	5,705	71,032	(71,723)	84,121
Comprehensive income attributable to noncontrolling interests	—	—	(5,014)	—	(5,014)

Comprehensive income attributable to Valmont Industries, Inc.	$79,107	$5,705	$66,018	$(71,723)	$79,107

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$85,432	$34,501	$300,063	$—	$419,996
Receivables, net	136,838	85,702	281,393	—	503,933
Inventories	149,557	80,654	221,046	—	451,257
Prepaid expenses	5,903	835	26,817	—	33,555
Refundable and deferred income taxes	29,118	7,082	25,545	—	61,745

Total current assets	406,848	208,774	854,864	—	1,470,486

Property, plant and equipment, at cost	465,837	129,868	429,298	—	1,025,003
Less accumulated depreciation and amortization	292,741	56,968	140,944	—	490,653

Net property, plant and equipment	173,096	72,900	288,354	—	534,350

Goodwill	20,108	107,542	212,168	—	339,818
Other intangible assets	458	52,074	119,232	—	171,764
Investment in subsidiaries and intercompany accounts	1,427,044	1,309,613	586,377	(3,323,034)	—
Other assets	36,246	—	64,580	—	100,826

Total assets	$2,063,800	$1,750,903	$2,125,575	$(3,323,034)	$2,617,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$189	$—	$—	$—	$189
Notes payable to banks	—	—	13,324	—	13,324
Accounts payable	70,976	16,992	123,604	—	211,572
Accrued employee compensation and benefits	44,181	6,249	27,682	—	78,112
Accrued expenses	41,337	3,628	40,539	—	85,504
Income taxes payable	16,061	—	647	(647)	16,061
Dividends payable	6,020	—	—	—	6,020

Total current liabilities	178,764	26,869	205,796	(647)	410,782

Deferred income taxes	22,482	28,332	35,777	—	86,591
Long-term debt, excluding current installments	471,468	601,872	781	(601,872)	472,249
Defined benefit pension liability	—	—	96,841	—	96,841
Deferred compensation	29,160	—	8,533	—	37,693
Other noncurrent liabilities	7,123	—	42,040	—	49,163
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,306,299	539,295	441,195	(914,052)	1,372,737
Accumulated other comprehensive income	42,122	(53,701)	92,049	(49,971)	30,499
Treasury stock	(21,518)	—	—	—	(21,518)

Total Valmont Industries, Inc. shareholders' equity	1,354,803	1,093,830	1,681,500	(2,720,515)	1,409,618

Noncontrolling interest in consolidated subsidiaries	—	—	54,307	—	54,307

Total shareholders' equity	1,354,803	1,093,830	1,735,807	(2,720,515)	1,463,925

Total liabilities and shareholders' equity	$2,063,800	$1,750,903	$2,125,575	$(3,323,034)	$2,617,244

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 29, 2012

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$77,569	$27,507	$29,261	$(56,197)	$78,140
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,787	3,318	11,103	—	19,208
Stock-based compensation	1,675	—	—	—	1,675
Defined benefit pension plan expense	—	—	1,633	—	1,633
Contribution to defined benefit pension plan	—	—	(10,346)	—	(10,346)
Gain on sale of property, plant and equipment	19	4	(89)	—	(66)
Equity in earnings in nonconsolidated subsidiaries	3	—	(207)	—	(204)
Deferred income taxes	(1,754)	303	(2,236)	—	(3,687)
Changes in assets and liabilities (net of acquisitions):
Receivables	7,323	701	10,982	—	19,006
Inventories	(2,938)	(8,666)	(18,786)	—	(30,390)
Prepaid expenses	1,249	194	(4,229)	—	(2,786)
Accounts payable	(1,634)	(5,014)	1,345	—	(5,303)
Accrued expenses	(6,374)	(5,328)	(6,106)	—	(17,808)
Other noncurrent liabilities	2,592	—	(1,462)	—	1,130
Income taxes payable (refundable)	17,232	17	(3,018)	179	14,410

Net cash flows from operating activities	99,749	13,036	7,845	(56,018)	64,612

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,589)	(7,084)	(5,172)	—	(21,845)
Proceeds from sale of assets	35	—	29,380	—	29,415
Acquisitions, net of cash aquired	—	—	(54,714)		(54,714)
Other, net	(39,236)	(54,761)	40,768	56,018	2,789

Net cash flows from investing activities	(48,790)	(61,845)	10,262	56,018	(44,355)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(573)	—	(573)
Proceeds from long-term borrowings	—	—	—	—	—
Principal payments on long-term borrowings	—	—	(16)	—	(16)
Dividends paid	(6,001)	—	—	—	(6,001)
Dividends to noncontrolling interest	—	—	(1,476)	—	(1,476)
Proceeds from exercises under stock plans	11,697	—	—	—	11,697
Excess tax benefits from stock option exercises	226	—	—	—	226
Purchase of common treasury shares—stock plan exercises:	(12,375)	—	—	—	(12,375)

Net cash flows from financing activities	(6,453)	—	(2,065)	—	(8,518)

Effect of exchange rate changes on cash and cash equivalents	—	107	(5,979)	—	(5,872)

Net change in cash and cash equivalents	44,506	(48,702)	10,063	—	5,867
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$85,432	$34,501	$300,063	$—	$419,996

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$52,325	$22,072	$23,232	$(45,041)	$52,588
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,595	3,171	9,574	—	17,340
Stock-based compensation	1,563	—	—	—	1,563
Defined benefit pension plan expense	—	—	1,021	—	1,021
Contribution to defined benefit pension plan	—	—	(10,750)	—	(10,750)
Loss (gain) on sale of property, plant and equipment	(9)	7	1	—	(1)
Equity in earnings of nonconsolidated subsidiaries	(32)	—	(1,656)	—	(1,688)
Deferred income taxes	194	1,170	(627)	—	737
Changes in assets and liabilities:
Receivables	(17,142)	(6,418)	858	—	(22,702)
Inventories	(2,780)	(5,263)	(32,167)	(822)	(41,032)
Prepaid expenses	1,482	64	(2,598)	—	(1,052)
Accounts payable	(1,667)	(129)	(3,649)	—	(5,445)
Accrued expenses	1,379	(5,264)	(3,532)	—	(7,417)
Other noncurrent liabilities	1,190	—	(872)	—	318
Income taxes payable (refundable)	3,684	10	(46)	—	3,648

Net cash flows from operations	44,782	9,420	(21,211)	(45,863)	(12,872)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,189)	(2,784)	(8,161)	—	(20,134)
Proceeds from sale of assets	11	1	33	—	45
Other, net	(36,517)	(8,934)	2,261	45,863	2,673

Net cash flows from investing activities	(45,695)	(11,717)	(5,867)	45,863	(17,416)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	725	—	725
Proceeds from long-term borrowings	3,000	—	—	—	3,000
Principal payments on long-term borrowings	(3,000)	—	(35)	—	(3,035)
Dividends paid	(4,767)	—	—	—	(4,767)
Dividend to noncontrolling interests	—	—	(431)	—	(431)
Proceeds from exercises under stock plans	8,230	—	—	—	8,230
Excess tax benefits from stock option exercises	2,134	—	—	—	2,134
Purchase of common treasury shares—stock plan exercises	(7,747)	—	—	—	(7,747)

Net cash flows from financing activities	(2,150)	—	259	—	(1,891)

Effect of exchange rate changes on cash and cash equivalents	—	445	8,408	—	8,853

Net change in cash and cash equivalents	(3,063)	(1,852)	(18,411)	—	(23,326)
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$24,482	$16,405	$298,681	$—	$339,568

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

        This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012	% Incr. (Decr.)
Consolidated
Net sales	$819.6	$717.4	14.2%
Gross profit	235.4	186.3	26.4%
as a percent of sales	28.7%	26.0%
SG&A expense	117.2	103.5	13.2%
as a percent of sales	14.3%	14.4%
Operating income	118.2	82.8	42.8%
as a percent of sales	14.4%	11.5%
Net interest expense	6.8	5.7	19.3%
Effective tax rate	31.0%	35.3%
Net earnings	$77.6	$52.3	48.4%
Diluted earnings per share	$2.89	$1.96	47.4%
Engineered Infrastructure Products
Net sales	$194.2	$185.5	4.7%
Gross profit	53.6	46.6	15.0%
SG&A expense	40.9	38.6	6.0%
Operating income	12.7	8.0	58.8%
Utility Support Structures
Net sales	$239.2	$189.3	26.4%
Gross profit	65.9	42.3	55.8%
SG&A expense	19.7	17.2	14.5%
Operating income	46.2	25.1	84.1%
Coatings
Net sales	$74.9	$70.2	6.7%
Gross profit	23.1	25.3	(8.7)%
SG&A expense	9.7	8.8	10.2%
Operating income	13.4	16.5	(18.8)%
Irrigation
Net sales	$244.7	$195.8	25.0%
Gross profit	76.5	56.0	36.6%
SG&A expense	21.9	17.6	24.4%
Operating income	54.6	38.4	42.2%
Other
Net sales	$66.6	$76.6	(13.1)%
Gross profit	16.1	16.3	(1.2)%
SG&A expense	5.3	4.9	8.2%
Operating income	10.8	11.4	(5.3)%
Net corporate expense
Gross profit	$0.2	$(0.2)	NM
SG&A expense	19.7	16.4	20.1%
Operating loss	(19.5)	(16.6)	(17.5)%

  NM=Not meaningful

  Overview

        On a consolidated basis, the increase in net sales in fiscal 2013, as compared with 2012, reflected improved sales in all reportable segments while sales were down in the "Other" category. Fiscal 2013 refers to the thirteen week period ended March 30, 2013 and fiscal 2012 refers to the thirteen week period ended March 31, 2012. For the company as a whole, the increase in net sales in 2013, as compared with 2012, was due to the following factors:

  •
  Increased unit sales of approximately $55 million. The Irrigation and Utility Support Structures (Utility) segments reported increased sales volumes. Sales volumes in the other reportable segments were down slightly from 2012;

  •
  Sales prices overall were up in fiscal 2013, as compared with 2012, due to price increases and favorable sales mix, resulting in approximately $31 million of increased revenues, and;

  •
  The acquisition of Locker Holdings Group ("Locker") and Pure Metal Galvanizing ("PMG"), in the aggregate, accounted for approximately of $19.8 million in sales revenues in fiscal 2013. We acquired PMG in December 2012 and Locker in February 2013. We report Locker in the Engineered Infrastructure Products segment and PMG in the Coatings segment.

        Foreign currency translation factors, in the aggregate, resulted in a $4.2 million decrease in net sales and a $0.7 million decrease in operating profit, as compared with 2012.

        The increase in gross margin (gross profit as a percent of sales) in fiscal 2013, as compared with 2012, was due to improved sales prices and sales mix as well as lower raw material costs in 2013, as compared with 2012. In general, our cost of steel and other raw materials were slightly lower in the first quarter of 2013, as compared with the same period in 2012. LIFO expense in the first quarter of 2013 was $2.6 million lower than the same period in 2012, contributing to the comparatively higher gross margin in 2013, as compared with 2012.

        Selling, general and administrative (SG&A) spending in fiscal 2013, as compared with 2012, increased mainly due to the following factors:

  •
  Expenses recorded by Locker and PMG, which were acquired after the first quarter of 2012, of $4.5 million;

  •
  Increased compensation expenses of $3.5 million, mainly associated with increased employment levels and salary increases, and;

  •
  Increased employee incentive accruals of $2.7 million, due to improved operating results and increased share price in valuing long-term incentive plans;

        On a reportable segment basis, all segments achieved improved operating income in the first quarter of 2013, as compared with 2012, except the Coatings segment and the "Other" category.

        Net interest expense increased in fiscal 2013, as compared with 2012. The increase was primarily attributable to lower interest income of $0.7 million due to reduced cash invested in Australia, as we used cash on hand to fund the Locker acquisition.

        Our effective income tax rate in fiscal 2013 was lower than 2012, mainly due to approximately $3.2 million of non-cash tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and $1.0 million of increased research and development tax credits in the U.S.

        Earnings in non-consolidated subsidiaries were lower in 2013, as compared with 2012, due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Our cash flows generated by operations were approximately $64.6 million in 2013, as compared with $12.9 million used by operations in 2012. The increase in operating cash flow in 2013 was the result of improved in net earnings and lower working capital increase in 2013, as compared with 2012.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in fiscal 2013 as compared with 2012 was mainly due to the acquisition of Locker in February 2013 (approximately $11.5 million). Global lighting sales were lower in fiscal 2013, as compared with 2012, mainly due to lower sales in Europe. North American lighting and traffic structures sales in 2013 were slightly higher as compared with 2012. The transportation market for lighting and traffic structures continues to be challenging, as the lack of long-term highway funding legislation and state budget challenges, which we believe are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in 2013 were stable as compared with 2012. In Europe, sales in fiscal 2013 were lower than 2012, as weak economic conditions and restricted government roadway spending activity hampered demand for lighting structures.

        Communication product line sales in fiscal 2013 were improved over 2012, mainly due to higher sales in North America in fiscal 2013, as compared with fiscal 2012. The increase in North America sales was mainly attributable to stronger sales demand for components due to 4G wireless communication development. In China, sales of wireless communication structures in fiscal 2013 were lower than fiscal 2012.

        Access systems product line sales improved in 2013, as compared with 2012, mainly due to the Locker acquisition in February 2013. Highway safety sales in 2013 were comparable with 2012, as spending for roads and highways in Australia continues to be relatively weak due to budgetary restrictions.

        Operating income for the segment in fiscal 2013 was higher than 2012, due primarily to improved operating performance of our pole structures operations in the Asia Pacific region and the effects of improved North American communication product sales. The increase in SG&A spending mainly was attributable to Locker (approximately $3.1 million). SG&A spending otherwise was lower in 2013, as compared with 2012, mainly associated with cost cutting measures taken in Europe in the latter part of 2012.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in fiscal 2013, as compared with 2012, was due to improved unit sales volumes in global markets of approximately $25.9 million and improved pricing and sales mix in the U.S. of approximately $22.5 million. In the U.S., electrical utility companies continue to invest in the electrical grid at a high rate, as evidenced by record backlogs at December 29, 2012 and continued strong order flow in 2013. Certain low margin orders that shipped and were completed in fiscal 2012 contributed to improved sales prices in 2013, as compared with 2012. In international markets, the sales increase was related to higher sales in the Asia Pacific region and certain project sales in Africa.

        Operating income in fiscal 2013, as compared with 2012, increased due to the increase in sales volumes, improved sales pricing and mix and favorable leverage of fixed costs. The increase in SG&A expense in fiscal 2013, as compared with fiscal 2012, was mainly due to increased employee compensation ($0.9 million) and incentives ($0.5 million) associated with the increase in business levels and operating income.

  Coatings segment

        Coatings segment sales increased in fiscal 2013, as compared with 2012, due mainly to the December 2012 PMG acquisition (approximately $8.0 million). In North America, we experienced slightly lower external demand for galvanizing services, although internal demand from our other segments was higher in 2013, as compared with 2012. Asia Pacific volumes in 2013 were lower than 2012 due to weak demand in Australia. Unit pricing in 2013 was comparable with 2012.

        The decrease in segment operating income in fiscal 2013, as compared with 2012, was mainly due to unfavorable factory productivity (approximately $1.5 million) and a less favorable sales mix. The operating profit associated with PMG in the first quarter of 2013 was not significant. SG&A expenses for the segment in fiscal 2013 were higher than the comparable periods in 2012, mainly due to PMG (approximately $1.5 million).

  Irrigation segment

        The increase in Irrigation segment net sales in fiscal 2013, as compared with 2012, was mainly due to improved sales volumes of approximately $38.9 million and favorable pricing and sales mix of approximately $11.6 million, offset by approximately $2.4 million of unfavorable currency translation effect. The pricing and sales mix effect was generally due to sales price increases that took effect after the first quarter of 2012 to recover higher material costs in early 2012. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, in North America, we believe widespread drought through much of the country in 2012 further highlighted the benefits of center pivot irrigation and contributed to enhanced demand for our products. In international markets, sales improved in fiscal 2013, as compared with 2012, mainly due to increased activity in Brazil.

        Operating income for the segment improved in 2013 over 2012, due to improved sales unit volumes in North America and related price increases. Moderating raw material prices in light of higher selling prices (including $1.6 million in lower LIFO expenses) also contributed to improved operating income in 2013, as compared with 2012. The most significant reason for the increase in SG&A expense in 2013, as compared with 2012, related to employee compensation costs and incentives (approximately $0.8 million) and other expenses to support the business activity levels and product development.

  Other

        This unit includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. The decrease in sales in fiscal 2013, as compared with 2012, was mainly due lower sales volumes (approximately $4.8 million) and sales prices (approximately $3.7 million). Operating income in 2013 was down slightly from 2012, as lower raw material prices helped to dampen the effects of lower selling prices.

  Net corporate expense

        Net corporate expense in fiscal 2013 increased over 2012, due to higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans (approximately $1.7 million), higher compensation and employee benefit costs (approximately $1.7 million) and increased expenses associated with the Delta Pension Plan (approximately $0.6 million) and . These increases were partially offset by 2012 stamp duties incurred in Australia related to the 2011 Delta legal restructuring of $1.2 million that were not incurred in 2013.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,059.7 million at March 30, 2013, as compared with $1,013.5 million at December 29, 2012. The increase in net working capital in 2013 mainly resulted from increased inventories to support the increase in sales. Cash flow provided by operations was $64.6 million in fiscal 2013, as compared with $12.9 million used by operations in fiscal 2012. The increase in operating cash flow in 2013 was the result of the improvement in net earnings along with less additional working capital increase in 2013, as compared with 2012.

        Investing Cash Flows—Capital spending in the first quarter of fiscal 2013 was $21.8 million, as compared with $20.1 million for the same period in 2012. The most significant capital spending projects in 2013 included certain capacity expansions in the Utility and Irrigation segments. We expect our capital spending for the 2013 fiscal year to be approximately $110 million. The increase in expected capital spending over 2012 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment. In 2013, investing cash flows reflects $29.4 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $54.7 million paid for the Locker acquisition.

        Financing Cash Flows—Our total interest-bearing debt decreased slightly to $485.8 million at March 30, 2013 from $486.2 million at December 29, 2012. Financing cash flows overall were similar in 2013, as compared with 2012.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 30, 2013, our long-term debt to invested capital ratio was 23.2%, as compared with 23.9% at December 29, 2012. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2013.

        Our debt financing at March 30, 2013 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $101.8 million, $88.4 million of which was unused at March 30, 2013. Our long-term debt principally consists of:

  •
  $450 million face value ($462 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

  (b)
  the higher of

    •
    The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus in each case, 25 to 100 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA, or

        •
        LIBOR (based on a 1 week interest period) plus 125 to 225 basis points (inclusive of facility fees), depending on our ratio of debt to EBITDA.

        At March 30, 2013 and December 29, 2012, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 30, 2013, we had the ability to borrow $384.0 million under this facility, after consideration of standby letters of credit of $16.0 million associated with certain insurance obligations.

        These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are as follows:

  •
  Interest-bearing debt is not to exceed 3.5X EBITDA of the prior four quarters; and

  •
  EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

        At March 30, 2013, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at March 30, 2013 were as follows:

Interest-bearing debt	$485,762
EBITDA—last four quarters	497,119
Leverage ratio	0.98
EBITDA—last four quarters	$497,119
Interest expense—last four quarters	32,008
Interest earned ratio	15.53

        The calculation of EBITDA—last four quarters (March 31, 2012 through March 30, 2013) is as follows:

Net cash flows from operations	$274,581
Interest expense	32,008
Income tax expense	133,710
Deferred income tax benefit	703
Noncontrolling interest	(5,152)
Equity in earnings of nonconsolidated subsidiaries	4,644
Stock-based compensation	(5,941)
Pension plan expense	(4,893)
Contribution to pension plan	11,187
Changes in assets and liabilities	56,528
Other	(256)

EBITDA	$497,119

Net earnings attributable to Valmont Industries, Inc.	$259,315
Interest expense	32,008
Income tax expense	133,710
Depreciation and amortization expense	72,086

EBITDA	$497,119

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $605.2 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at March 30, 2013, approximately $330.5 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $36.7 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described on page 37 in our Form 10-K for the fiscal year ended December 29, 2012.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 29, 2012.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 29, 2012 during the quarter ended March 30, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 30, 2013. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 29, 2012.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 to January 26, 2013	—	—	—	—
January 27, 2013 to March 2, 2013	74,926	158.65	—	—
March 3, 2013 to March 30, 2013	3,029	161.18	—	—

Total	77,955	$158.75	—	—

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

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

        Valmont's annual meeting of stockholders was held on April 30, 2013. The stockholders elected two directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, approved the Valmont 2013 Stock Plan, approved the Valmont 2013 Executive Incentive Plan and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2013. For the annual meeting there were 26,750,561 shares outstanding and eligible to vote of which 24,441,549 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Kaj den Daas	22,229,528	323,869	1,888,152
James B. Milliken	22,163,041	390,356	1,888,152

        Advisory vote on executive compensation:

For	22,261,137
Against	178,988
Abstain	113,272
Broker non-votes	1,888,152

        Proposal to approve the Valmont 2013 Stock Plan:

For	20,551,505
Against	1,945,225
Abstain	56,667
Broker non-votes	1,888,152

        Proposal to approve the Valmont 2013 Executive Incentive Plan:

For	21,762,839
Against	732,286
Abstain	58,272
Broker non-votes	1,888,152

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2013:

For	24,136,055
Against	270,574
Abstain	34,920

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ RICHARD P. HEYSE Richard P. Heyse Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 2nd day of May, 2013.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.