Form 10-Q
period 2013-06-29
VALMONT INDUSTRIES INC
filed 2013-07-25
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
or
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

26,772,121
Outstanding shares of common stock as of July 19, 2013

VALMONT INDUSTRIES, INC.
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product sales	$794,341	$688,693	$1,534,788	$1,330,680
Services sales	84,318	78,622	163,501	153,985

Net sales	878,659	767,315	1,698,289	1,484,665
Product cost of sales	563,306	519,438	1,092,467	1,002,146
Services cost of sales	53,882	48,482	108,982	96,810

Total cost of sales	617,188	567,920	1,201,449	1,098,956

Gross profit	261,471	199,395	496,840	385,709
Selling, general and administrative expenses	117,206	102,043	234,385	205,539

Operating income	144,265	97,352	262,455	180,170

Other income (expenses):
Interest expense	(8,025)	(7,421)	(16,215)	(15,228)
Interest income	1,852	1,910	3,205	3,988
Other	123	(1,977)	1,679	(400)

	(6,050)	(7,488)	(11,331)	(11,640)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	138,215	89,864	251,124	168,530

Income tax expense (benefit):
Current	48,210	35,985	86,870	63,014
Deferred	(1,042)	(5,193)	(4,729)	(4,456)

	47,168	30,792	82,141	58,558

Earnings before equity in earnings of nonconsolidated subsidiaries	91,047	59,072	168,983	109,972
Equity in earnings of nonconsolidated subsidiaries	269	2,087	473	3,775

Net earnings	91,316	61,159	169,456	113,747
Less: Earnings attributable to noncontrolling interests	(1,753)	(1,179)	(2,324)	(1,442)

Net earnings attributable to Valmont Industries, Inc.	$89,563	$59,980	$167,132	112,305

Earnings per share:
Basic	$3.36	$2.27	$6.28	$4.25

Diluted	$3.33	$2.24	$6.22	$4.20

Cash dividends declared per share	$0.250	$0.225	$0.475	$0.405

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,648	26,467	26,615	26,432

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,910	26,758	26,884	26,718

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings	$91,316	$61,159	$169,456	$113,747

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation losses	(52,962)	(30,821)	(62,582)	(1,259)
Realized loss included in net earnings during the period	—	—	(5,194)	—
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	100	200	200
Actuarial gain (loss) in defined benefit pension plan	42	(1,238)	(894)	633

Other comprehensive income (loss)	(52,820)	(31,959)	(68,470)	(426)

Comprehensive income	38,496	29,200	100,986	113,321
Comprehensive loss (income) attributable to noncontrolling interests	1,549	2,533	3,189	(2,481)

Comprehensive income attributable to Valmont Industries, Inc.	$40,045	$31,733	$104,175	$110,840

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$490,477	$414,129
Receivables, net	513,766	515,902
Inventories	413,408	412,384
Prepaid expenses	33,587	25,144
Refundable and deferred income taxes	68,168	58,381

Total current assets	1,519,406	1,425,940

Property, plant and equipment, at cost	1,018,988	994,774
Less accumulated depreciation and amortization	488,506	482,162

Net property, plant and equipment	530,482	512,612

Goodwill	332,367	330,791
Other intangible assets, net	168,470	172,270
Other assets	100,898	126,938

Total assets	$2,651,623	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$457	$224
Notes payable to banks	16,004	13,375
Accounts payable	212,097	212,424
Accrued employee compensation and benefits	100,536	101,905
Accrued expenses	80,988	78,503
Dividends payable	6,693	6,002

Total current liabilities	416,775	412,433

Deferred income taxes	80,151	88,300
Long-term debt, excluding current installments	471,662	472,593
Defined benefit pension liability	98,707	112,043
Deferred compensation	37,117	31,920
Other noncurrent liabilities	48,854	44,252
Shareholders' equity:
Preferred stock of $1 par value— Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value— Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,458,326	1,300,529
Accumulated other comprehensive income (loss)	(19,019)	43,938
Treasury stock	(21,317)	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,445,890	1,349,912

Noncontrolling interest in consolidated subsidiaries	52,467	57,098

Total shareholders' equity	1,498,357	1,407,010

Total liabilities and shareholders' equity	$2,651,623	$2,568,551

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings	$169,456	$113,747
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	38,186	34,367
Stock-based compensation	3,342	3,067
Defined benefit pension plan expense	3,245	2,050
Contribution to defined benefit pension plan	(10,346)	(10,750)
Gain on sale of property, plant and equipment	(5,071)	(164)
Equity in earnings in nonconsolidated subsidiaries	(473)	(3,775)
Deferred income taxes	(4,729)	(4,456)
Changes in assets and liabilities (net of acquisitions):
Receivables	(3,331)	(69,922)
Inventories	(2,491)	(48,498)
Prepaid expenses	(5,910)	(4,060)
Accounts payable	736	1,976
Accrued expenses	2,916	(621)
Other noncurrent liabilities	1,873	(408)
Income taxes payable	(11,810)	(16,090)

Net cash flows from operating activities	175,593	(3,537)

Cash flows from investing activities:
Purchase of property, plant and equipment	(54,258)	(39,221)
Proceeds from sale of assets	39,054	4,867
Acquisitions, net of cash acquired	(53,152)	—
Other, net	(133)	1,837

Net cash flows from investing activities	(68,489)	(32,517)

Cash flows from financing activities:
Net borrowings under short-term agreements	2,620	5,931
Proceeds from long-term borrowings	68	39,126
Principal payments on long-term borrowings	(303)	(39,232)
Proceeds from sale of partial ownership interest	—	1,404
Dividends paid	(12,021)	(9,545)
Dividends to noncontrolling interest	(1,767)	(1,379)
Proceeds from exercises under stock plans	14,098	15,153
Excess tax benefits from stock option exercises	305	3,211
Purchase of common treasury shares—stock plan exercises	(13,602)	(14,086)

Net cash flows from financing activities	(10,602)	583

Effect of exchange rate changes on cash and cash equivalents	(20,154)	958

Net change in cash and cash equivalents	76,348	(34,513)
Cash and cash equivalents—beginning of year	414,129	362,894

Cash and cash equivalents—end of period	$490,477	$328,381

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	112,305	—	—	1,442	113,747
Other comprehensive income (loss)	—	—	—	(1,465)	—	1,039	(426)
Cash dividends declared	—	—	(10,763)	—	—	—	(10,763)
Dividends to noncontrolling interests	—	—	—	—	—	(1,379)	(1,379)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 119,928 shares acquired	—	—	—	—	(14,086)	—	(14,086)
Stock options exercised; 230,141 shares issued	—	(5,576)	5,363	—	15,366	—	15,153
Tax benefit from stock option exercises	—	3,211	—	—		—	3,211
Stock option expense	—	2,490	—	—		—	2,490
Stock awards; 402 shares issued	—	485	—	—	92	—	577

Balance at June 30, 2012	$27,900	$—	$1,186,603	$62,587	$(23,316)	$54,065	$1,307,839

Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	167,132	—	—	2,324	169,456
Other comprehensive loss	—	—	—	(62,957)	—	(5,513)	(68,470)
Cash dividends declared	—	—	(12,713)	—	—	—	(12,713)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 85,874 shares acquired	—	—	—	—	(13,602)	—	(13,602)
Stock options exercised; 177,902 shares issued	—	(3,647)	3,378	—	14,367	—	14,098
Tax benefit from stock option exercises	—	305	—	—	—	—	305
Stock option expense	—	2,627	—	—	—	—	2,627
Stock awards; 2,667 shares issued	—	715	—	—	373	—	1,088

Balance at June 29, 2013	$27,900	$—	$1,458,326	$(19,019)	$(21,317)	$52,467	$1,498,357

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 29, 2013, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 29, 2013 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2012. In 2013, the Company changed its presentation of certain intercompany utility structure sales to align with management's current reporting structure. In 2013, those sales were recorded as part of the Engineered Infrastructure Products (EIP) segment. In 2012, these sales were recorded in the Utility Support Structures segment. Fiscal 2012 reporting was reclassified to conform with the 2013 presentation. Accordingly, fiscal 2012 EIP segment sales (and the associated intersegment sales elimination) for the thirteen and twenty-six weeks ended June 30, 2012 increased by $10,034 and $16,062, respectively. Fiscal 2012 segment sales (after intersegment sales eliminations) and operating income were unchanged from amounts previously reported. The results of operations for the period ended June 29, 2013 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 40% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 29, 2013 and December 29, 2012, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $42,468 and $45,822 at June 29, 2013 and December 29, 2012, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories consisted of the following:

	June 29, 2013	December 29, 2012
Raw materials and purchased parts	$182,907	$199,808
Work-in-process	39,385	36,114
Finished goods and manufactured goods	233,584	222,284

Subtotal	455,876	458,206
Less: LIFO reserve	42,468	45,822

	$413,408	$412,384

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2013	2012	2013	2012
United States	$98,684	$68,132	$187,421	$130,827
Foreign	39,531	21,732	63,703	37,703

	$138,215	$89,864	$251,124	$168,530

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

        The components of the net periodic pension expense for the twenty-six weeks ended June 29, 2013 and June 30, 2012 were as follows:

	2013	2012
Net periodic benefit expense:
Interest cost	$13,058	$11,594
Expected return on plan assets	(9,813)	(9,544)

Net periodic benefit expense	$3,245	$2,050

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 29, 2013, 1,700,000 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2013	2012	2013	2012
Compensation expense	$1,314	$1,245	$2,627	$2,490
Income tax benefits	505	479	1,011	959

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries, which are recorded within "Other assets" on the Condensed Consolidated Balance Sheet. In February 2013, the Company sold its nonconsolidated investment in Manganese Materials Company Pty. Ltd. to the majority owner of the business for approximately $29,250. The profit on the sale was not significant, which included the recognition of $5,194 in currency translation adjustments previously recorded as part of "Accumulated other comprehensive income" on the Condensed consolidated balance sheet. The Company also recognized certain deferred tax benefits of approximately $3,200 associated with the sale in the first quarter of fiscal 2013.

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

		Fair Value Measurement Using:
	Carrying Value June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$24,562	$24,562	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$20,087	$20,087	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 29, 2013 and December 29, 2012:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$30,576	$(2,935)	$16,297	$43,938
Current-period comprehensive income (loss)	(62,263)	200	(894)	(62,957)

Balance at June 29, 2013	$(31,687)	$(2,735)	$15,403	$(19,019)

(2) ACQUISITION OF LOCKER GROUP HOLDINGS PTY. LTD.

        On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. (Locker). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. Locker's annual sales for the twelve months prior to the acquisition date were approximately $80,000 and its operations are reported in the Engineered Infrastructure Products Segment. The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price may be paid to the sellers upon the achievement of certain gross profit and inventory targets over the next two years. The Company determined the present value of the potential additional purchase price at February 5, 2013 to be $6,175. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in Asia Pacific.

        The preliminary fair value measurement was completed at June 29, 2013, subject to final independent reviews of the fair value assessments of assets acquired and liabilities assumed. The Company expects the fair value measurement process to be completed in the third quarter of 2013.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At February 5, 2013
Current assets	$25,584
Property, plant and equipment	20,412
Intangible assets	11,199
Goodwill	13,326

Total fair value of assets acquired	$70,521

Current liabilities	9,595
Deferred income taxes	481
Other non-current liabilities	677
Non-controlling interests	325

Total fair value of liabilities assumed and non-controlling interests	11,078

Net assets acquired	$59,443

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITION OF LOCKER GROUP HOLDINGS PTY. LTD. (Continued)

        The Company's Condensed Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended June 29, 2013 included net sales of $18,082 and $29,936, respectively, and net earnings of $288 and $539, respectively, resulting from Locker's operations from February 5, 2013 to June 29, 2013.

        Based on the fair value assessments, the Company allocated $11,199 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Locker acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,116	Indefinite
Customer Relationships	6,047	10.0
Software and Technology	1,036	5.0

	$11,199

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at June 29, 2013 and December 29, 2012 were as follows:

	June 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$171,290	$68,632	13 years
Proprietary Software & Database	3,949	2,824	6 years
Patents & Proprietary Technology	9,592	6,084	8 years
Non-compete Agreements	1,793	1,582	6 years

	$186,624	$79,122

	December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$170,556	$62,957	13 years
Proprietary Software & Database	3,073	2,795	6 years
Patents & Proprietary Technology	9,953	5,517	8 years
Non-compete Agreements	1,807	1,542	6 years

	$185,389	$72,811

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2013	2012	2013	2012
$3,458	$3,624	$7,696	$7,169

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2013	$15,715
2014	14,898
2015	14,053
2016	13,518
2017	13,479

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 29, 2013 and December 29, 2012 were as follows:

	June 29, 2013	December 29, 2012	Year Acquired
Webforge	$16,456	$17,411	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,685	9,189	2010
Donhad	6,552	6,932	2010
Industrial Galvanizers	3,809	4,030	2010
Other	14,355	11,019

	$60,968	$59,692

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

  Goodwill

        The carrying amount of goodwill by segment as of June 29, 2013 and December 29, 2012 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791
Acquisitions	13,326	—	—	—	—	13,326
Foreign currency translation	(9,663)	—	(998)	(54)	(1,035)	(11,750)
Other	1,737	(1,737)	—	—	—	—

Balance at June 29, 2013	$160,585	$75,404	$76,055	$2,463	$17,860	$332,367

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

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 29, 2013 and June 30, 2012 were as follows:

	2013	2012
Interest	$16,329	$15,494
Income taxes	103,604	73,105

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 29, 2013:
Net earnings attributable to Valmont Industries, Inc.	$89,563	$—	$89,563
Shares outstanding	26,648	262	26,910
Per share amount	$3.36	$(0.03)	$3.33
Thirteen weeks ended June 30, 2012:
Net earnings attributable to Valmont Industries, Inc.	$59,980	$—	$59,980
Shares outstanding	26,467	291	26,758
Per share amount	$2.27	$(0.03)	$2.24
Twenty-six weeks ended June 29, 2013:
Net earnings attributable to Valmont Industries, Inc.	$167,132	$—	$167,132
Shares outstanding	26,615	269	26,884
Per share amount	$6.28	$(0.06)	$6.22
Twenty-six weeks ended June 30, 2012:
Net earnings attributable to Valmont Industries, Inc.	$112,305	$—	$112,305
Shares outstanding	26,432	286	26,718
Per share amount	$4.25	$(0.05)	$4.20

        At June 29, 2013 there were 1,172 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen weeks and twenty-six weeks ending June 29, 2013. At June 30, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$161,487	$158,575	$308,657	$297,900
Communication Products	34,771	36,488	63,393	63,183
Access Systems	54,378	40,753	102,256	78,660

Engineered Infrastructure Products segment	250,636	235,816	474,306	439,743
Utility Support Structures segment:
Steel	201,164	185,079	411,661	352,043
Concrete	27,079	27,158	56,220	51,426

Utility Support Structures segment	228,243	212,237	467,881	403,469
Coatings segment	93,798	84,837	183,043	167,684
Irrigation segment	270,175	194,496	514,882	390,762
Other	83,679	87,194	161,548	173,257

Total	926,531	814,580	1,801,660	1,574,915
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	22,169	24,726	51,621	43,146
Utility Support Structures segment	299	467	710	2,447
Coatings segment	14,448	13,252	28,778	25,949
Irrigation segment	1	6	1	431
Other	10,955	8,814	22,261	18,277

Total	47,872	47,265	103,371	90,250
NET SALES:
Engineered Infrastructure Products segment	228,467	211,090	422,685	396,597
Utility Support Structures segment	227,944	211,770	467,171	401,022
Coatings segment	79,350	71,585	154,265	141,735
Irrigation segment	270,174	194,490	514,881	390,331
Other	72,724	78,380	139,287	154,980

Total	$878,659	$767,315	$1,698,289	$1,484,665

OPERATING INCOME:
Engineered Infrastructure Products segment	$22,603	$14,168	$35,337	$22,192
Utility Support Structures segment	42,121	26,574	88,276	51,678
Coatings segment	23,552	19,517	36,972	36,029
Irrigation segment	64,174	37,607	118,733	76,015
Other	13,025	12,259	23,812	23,670
Corporate	(21,210)	(12,773)	(40,675)	(29,414)

Total	$144,265	$97,352	$262,455	$180,170

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

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$426,817	$169,027	$360,802	$(77,987)	$878,659
Cost of sales	297,949	126,290	273,482	(80,533)	617,188

Gross profit	128,868	42,737	87,320	2,546	261,471
Selling, general and administrative expenses	55,720	14,347	47,139	—	117,206

Operating income	73,148	28,390	40,181	2,546	144,265

Other income (expense):
Interest expense	(7,636)	(11,944)	(390)	11,945	(8,025)
Interest income	8	237	13,552	(11,945)	1,852
Other	394	31	(302)	—	123

	(7,234)	(11,676)	12,860	—	(6,050)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	65,914	16,714	53,041	2,546	138,215

Income tax expense (benefit):
Current	24,824	6,546	16,182	658	48,210
Deferred	(750)	1,399	(1,691)	—	(1,042)

	24,074	7,945	14,491	658	47,168

Earnings before equity in earnings of nonconsolidated subsidiaries	41,840	8,769	38,550	1,888	91,047
Equity in earnings of nonconsolidated subsidiaries	47,723	23,234	—	(70,688)	269

Net earnings	89,563	32,003	38,550	(68,800)	91,316
Less: Earnings attributable to noncontrolling interests	—	—	(1,753)	—	(1,753)

Net earnings attributable to Valmont Industries, Inc	$89,563	$32,003	$36,797	$(68,800)	$89,563

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six Weeks Ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$843,430	$339,876	$686,211	$(171,228)	$1,698,289
Cost of sales	598,629	255,288	521,865	(174,333)	1,201,449

Gross profit	244,801	84,588	164,346	3,105	496,840
Selling, general and administrative expenses	105,746	28,341	100,298	—	234,385

Operating income	139,055	56,247	64,048	3,105	262,455

Other income (expense):
Interest expense	(15,391)	(24,574)	(824)	24,574	(16,215)
Interest income	15	490	27,274	(24,574)	3,205
Other	1,802	46	(169)	—	1,679

	(13,574)	(24,038)	26,281	—	(11,331)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	125,481	32,209	90,329	3,105	251,124

Income tax expense (benefit):
Current	45,999	13,382	26,652	837	86,870
Deferred	(2,504)	1,702	(3,927)	—	(4,729)

	43,495	15,084	22,725	837	82,141

Earnings before equity in earnings of nonconsolidated subsidiaries	81,986	17,125	67,604	2,268	168,983
Equity in earnings of nonconsolidated subsidiaries	85,146	42,385	207	(127,265)	473

Net earnings	167,132	59,510	67,811	(124,997)	169,456
Less: Earnings attributable to noncontrolling interests	—	—	(2,324)	—	(2,324)

Net earnings attributable to Valmont Industries, Inc	167,132	59,510	65,487	(124,997)	167,132

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$347,643	$152,159	$333,171	$(65,658)	$767,315
Cost of sales	249,557	121,658	261,374	(64,669)	567,920

Gross profit	98,086	30,501	71,797	(989)	199,395
Selling, general and administrative expenses	43,762	13,177	45,104	—	102,043

Operating income	54,324	17,324	26,693	(989)	97,352

Other income (expense):
Interest expense	(7,573)	(12,244)	152	12,244	(7,421)
Interest income	5	129	14,020	(12,244)	1,910
Other	(454)	11	(1,534)	—	(1,977)

	(8,022)	(12,104)	12,638	—	(7,488)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	46,302	5,220	39,331	(989)	89,864

Income tax expense (benefit):
Current	19,363	6,197	10,425	—	35,985
Deferred	(2,963)	(1,031)	(1,199)	—	(5,193)

	16,400	5,166	9,226	—	30,792

Earnings before equity in earnings of nonconsolidated subsidiaries	29,902	54	30,105	(989)	59,072
Equity in earnings of nonconsolidated subsidiaries	30,078	23,253	2,276	(53,520)	2,087

Net earnings	$59,980	$23,307	$32,381	$(54,509)	$61,159
Less: Earnings attributable to noncontrolling interests	—	—	(1,179)	—	(1,179)

Net earnings attributable to Valmont Industries, Inc	$59,980	$23,307	$31,202	$(54,509)	$59,980

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six Weeks Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	712,483	280,871	627,113	(135,802)	1,484,665
Cost of sales	517,069	225,300	491,297	(134,710)	1,098,956

Gross profit	195,414	55,571	135,816	(1,092)	385,709
Selling, general and administrative expenses	87,034	26,965	91,540	—	205,539

Operating income	108,380	28,606	44,276	(1,092)	180,170
Other income (expense):
Interest expense	(15,255)	(24,501)	27	24,501	(15,228)
Interest income	14	323	28,152	(24,501)	3,988
Other	1,005	25	(1,430)	—	(400)

	(14,236)	(24,153)	26,749	—	(11,640)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	94,144	4,453	71,025	(1,092)	168,530

Income tax expense (benefit):
Current	36,548	5,296	21,170	—	63,014
Deferred	(2,769)	139	(1,826)	—	(4,456)

	33,779	5,435	19,344	—	58,558

Earnings before equity in earnings of nonconsolidated subsidiaries	60,365	(982)	51,681	(1,092)	109,972
Equity in earnings of nonconsolidated subsidiaries	51,940	46,361	3,932	(98,458)	3,775

Net earnings	112,305	45,379	55,613	(99,550)	113,747
Less: Earnings attributable to noncontrolling interests	—	—	(1,442)	—	(1,442)

Net earnings attributable to Valmont Industries, Inc	$112,305	$45,379	$54,171	$(99,550)	$112,305

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$89,563	$32,003	$38,550	$(68,800)	$91,316

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	65,807	(118,769)	—	(52,962)
Realized (loss) included in net earnings during the period	—	—	—	—	—

	—	65,807	(118,769)	—	(52,962)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	42	—	42
Equity in other comprehensive income	(49,618)	—	—	49,618	—

Other comprehensive income (loss)	(49,518)	65,807	(118,727)	49,618	(52,820)

Comprehensive income	40,045	97,810	(80,177)	(19,182)	38,496
Comprehensive income attributable to noncontrolling interests	—	—	1,549	—	1,549

Comprehensive income attributable to Valmont Industries, Inc.	$40,045	$97,810	$(78,628)	$(19,182)	$40,045

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six Weeks Ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$167,132	$59,510	$67,811	$(124,997)	$169,456

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	27,486	(90,068)	—	(62,582)
Realized (loss) included in net earnings during the period	—	—	(5,194)	—	(5,194)

	—	27,486	(95,262)	—	(67,776)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	200	—	—	—	200

	200	—	—	—	200

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(894)	—	(894)
Equity in other comprehensive income	(63,157)	—		63,157	—

Other comprehensive income (loss)	(62,957)	27,486	(96,156)	63,157	(68,470)

Comprehensive income	104,175	86,996	(28,345)	(61,840)	100,986
Comprehensive income attributable to noncontrolling interests	—	—	3,189	—	3,189

Comprehensive income attributable to Valmont Industries, Inc.	$104,175	$86,996	$(25,156)	$(61,840)	$104,175

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$59,980	$23,307	$32,381	$(54,509)	$61,159

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	14,123	(38,433)	(6,511)	(30,821)

	—	14,123	(38,433)	(6,511)	(30,821)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(1,238)	—	(1,238)
Equity in other comprehensive income	(28,347)	—	—	28,347	—

Other comprehensive income (loss)	(28,247)	14,123	(39,671)	21,836	(31,959)

Comprehensive income	31,733	37,430	(7,290)	(32,673)	29,200
Comprehensive income attributable to noncontrolling interests	—	—	2,533	—	2,533

Comprehensive income attributable to Valmont Industries, Inc.	$31,733	$37,430	$(4,757)	$(32,673)	$31,733

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six Weeks Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$112,305	$45,379	$55,613	$(99,550)	$113,747

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(2,244)	7,496	(6,511)	(1,259)

	—	(2,244)	7,496	(6,511)	(1,259)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	200	—	—	—	200

	200	—	—	—	200

Actuarial gain in defined benefit pension plan liability	—	—	633	—	633
Equity in other comprehensive income	(1,665)	—	—	1,665	—

Other comprehensive income (loss)	(1,465)	(2,244)	8,129	(4,846)	(426)

Comprehensive income	110,840	43,135	63,742	(104,396)	113,321
Comprehensive income attributable to noncontrolling interests	—	—	(2,481)	—	(2,481)

Comprehensive income attributable to Valmont Industries, Inc.	$110,840	$43,135	$61,261	$(104,396)	$110,840

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$135,336	$29,738	$325,403	$—	$490,477
Receivables, net	143,707	81,159	288,900	—	513,766
Inventories	135,396	70,345	207,667	—	413,408
Prepaid expenses	6,573	712	26,302	—	33,587
Refundable and deferred income taxes	38,155	5,605	24,408	—	68,168

Total current assets	459,167	187,559	872,680	—	1,519,406

Property, plant and equipment, at cost	476,731	141,114	401,143	—	1,018,988
Less accumulated depreciation and amortization	296,524	58,723	133,259	—	488,506

Net property, plant and equipment	180,207	82,391	267,884	—	530,482

Goodwill	20,108	107,542	204,717	—	332,367
Other intangible assets	419	50,869	117,182	—	168,470
Investment in subsidiaries and intercompany accounts	1,446,491	1,348,693	556,568	(3,351,752)	—
Other assets	36,588	—	64,310	—	100,898

Total assets	$2,142,980	$1,777,054	$2,083,341	$(3,351,752)	$2,651,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$269	$—	$457
Notes payable to banks	—	—	16,004	—	16,004
Accounts payable	66,559	19,128	126,410	—	212,097
Accrued employee compensation and benefits	58,734	9,046	32,756	—	100,536
Accrued expenses	37,575	4,227	39,186	—	80,988
Dividends payable	6,693	—	—	—	6,693

Total current liabilities	169,749	32,401	214,625	—	416,775

Deferred income taxes	19,182	28,254	32,715	—	80,151
Long-term debt, excluding current installments	470,919	532,852	743	(532,852)	471,662
Defined benefit pension liability	—	—	98,707	—	98,707
Deferred compensation	29,689	—	7,428	—	37,117
Other noncurrent liabilities	7,551	—	41,303	—	48,854
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	894,239	(1,044,525)	—
Retained earnings	1,458,326	526,750	505,878	(1,032,628)	1,458,326
Accumulated other comprehensive income (loss)	(19,019)	48,561	(19,746)	(28,815)	(19,019)
Treasury stock	(21,317)	—	—	—	(21,317)

Total Valmont Industries, Inc. shareholders' equity	1,445,890	1,183,547	1,635,353	(2,818,900)	1,445,890

Noncontrolling interest in consolidated subsidiaries	—	—	52,467	—	52,467

Total shareholders' equity	1,445,890	1,183,547	1,687,820	(2,818,900)	1,498,357

Total liabilities and shareholders' equity	$2,142,980	$1,777,054	$2,083,341	$(3,351,752)	$2,651,623

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$167,132	$59,510	$67,811	$(124,997)	$169,456
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,834	6,452	21,900	—	38,186
Stock-based compensation	3,342	—	—	—	3,342
Defined benefit pension plan expense	—	—	3,245	—	3,245
Contribution to defined benefit pension plan	—	—	(10,346)	—	(10,346)
Gain on sale of property, plant and equipment	337	36	(5,444)	—	(5,071)
Equity in earnings in nonconsolidated subsidiaries	(266)	—	(207)	—	(473)
Deferred income taxes	(2,504)	1,702	(3,927)	—	(4,729)
Changes in assets and liabilities (net of acquisitions):
Receivables	453	5,235	(9,019)	—	(3,331)
Inventories	10,524	1,643	(14,658)	—	(2,491)
Prepaid expenses	579	318	(6,807)	—	(5,910)
Accounts payable	(6,052)	(2,877)	9,665	—	736
Accrued expenses	4,471	(1,932)	377	—	2,916
Other noncurrent liabilities	3,058	—	(1,185)	—	1,873
Income taxes payable (refundable)	(10,415)	(1,943)	(277)	825	(11,810)

Net cash flows from operating activities	180,493	68,144	51,128	(124,172)	175,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,826)	(18,569)	(12,863)	—	(54,258)
Proceeds from sale of assets	1,466	32	37,556	—	39,054
Acquisitions, net of cash acquired	—	—	(53,152)	—	(53,152)
Other, net	(53,317)	(99,472)	28,484	124,172	(133)

Net cash flows from investing activities	(74,677)	(118,009)	25	124,172	(68,489)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,620	—	2,620
Proceeds from long-term borrowings	—	—	68	—	68
Principal payments on long-term borrowings	(186)	—	(117)	—	(303)
Dividends paid	(12,021)	—	—	—	(12,021)
Dividends to noncontrolling interest	—	—	(1,767)	—	(1,767)
Proceeds from exercises under stock plans	14,098	—	—	—	14,098
Excess tax benefits from stock option exercises	305	—	—	—	305
Purchase of common treasury shares—stock plan exercises:	(13,602)	—	—	—	(13,602)

Net cash flows from financing activities	(11,406)	—	804	—	(10,602)

Effect of exchange rate changes on cash and cash equivalents	—	(3,600)	(16,554)	—	(20,154)

Net change in cash and cash equivalents	94,410	(53,465)	35,403	—	76,348
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$135,336	$29,738	$325,403	$—	$490,477

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$112,305	$45,379	$55,613	$(99,550)	$113,747
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,121	6,341	18,905	—	34,367
Stock-based compensation	3,067	—	—	—	3,067
Defined benefit pension plan expense	—	—	2,050	—	2,050
Contribution to defined benefit pension plan	—	—	(10,750)	—	(10,750)
Gain on sale of property, plant and equipment	(65)	(44)	(55)	—	(164)
Equity in earnings of nonconsolidated subsidiaries	157	—	(3,932)	—	(3,775)
Deferred income taxes	(2,769)	139	(1,826)	—	(4,456)
Changes in assets and liabilities:
Receivables	(11,412)	(27,844)	(30,666)	—	(69,922)
Inventories	(10,063)	(7,131)	(31,471)	167	(48,498)
Prepaid expenses	(1,332)	266	(2,994)	—	(4,060)
Accounts payable	(13,913)	5,395	10,494	—	1,976
Accrued expenses	3,009	(1,227)	(2,403)	—	(621)
Other noncurrent liabilities	719	—	(1,127)	—	(408)
Income taxes payable (refundable)	(13,249)	38	(2,879)	—	(16,090)

Net cash flows from operations	75,575	21,312	(1,041)	(99,383)	(3,537)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,037)	(6,017)	(18,167)	—	(39,221)
Proceeds from sale of assets	98	52	4,717	—	4,867
Other, net	(59,181)	6,599	(44,964)	99,383	1,837

Net cash flows from investing activities	(74,120)	634	(58,414)	99,383	(32,517)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	5,931	—	5,931
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term borrowings	(39,191)	—	(41)	—	(39,232)
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Dividends paid	(9,545)	—	—	—	(9,545)
Dividend to noncontrolling interests	—	—	(1,379)	—	(1,379)
Proceeds from exercises under stock plans	15,153	—	—	—	15,153
Excess tax benefits from stock option exercises	3,211	—	—	—	3,211
Purchase of common treasury shares—stock plan exercises	(14,086)	—	—	—	(14,086)

Net cash flows from financing activities	(5,458)	—	6,041	—	583

Effect of exchange rate changes on cash and cash equivalents	—	270	688	—	958

Net change in cash and cash equivalents	(4,003)	22,216	(52,726)	—	(34,513)
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$23,542	$40,473	$264,366	$—	$328,381

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

        This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Segment sales in the table below are presented net of intersegment sales.

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	% Incr. (Decr.)	June 29, 2013	June 30, 2012	% Incr. (Decr.)
Consolidated
Net sales	$878.7	$767.3	14.5%	$1,698.3	$1,484.7	14.4%
Gross profit	261.5	199.4	31.1%	496.8	385.7	28.8%
as a percent of sales	29.8%	26.0%		29.3%	26.0%
SG&A expense	117.2	102.0	14.9%	234.4	205.5	14.1%
as a percent of sales	13.3%	13.3%		13.8%	13.8%
Operating income	144.3	97.4	48.2%	262.5	180.2	45.7%
as a percent of sales	16.4%	12.7%		15.5%	12.1%
Net interest expense	6.2	5.5	12.7%	13.0	11.2	16.1%
Effective tax rate	34.1%	34.3%		32.7%	34.7%
Net earnings	$89.6	$60.0	49.3%	$167.1	$112.3	48.8%
Diluted earnings per share	$3.33	$2.24	48.7%	$6.22	$4.20	48.1%
Engineered Infrastructure Products
Net sales	$228.5	$211.1	8.2%	$422.7	$396.6	6.6%
Gross profit	64.8	54.5	18.9%	118.4	101.1	17.1%
SG&A expense	42.2	40.3	4.7%	83.1	78.9	5.3%
Operating income	22.6	14.2	59.2%	35.3	22.2	59.0%
Utility Support Structures
Net sales	$227.9	$211.7	7.7%	$467.2	$401.0	16.5%
Gross profit	62.1	44.3	40.2%	128.0	86.6	47.8%
SG&A expense	20.0	17.7	13.0%	39.7	34.9	13.8%
Operating income	42.1	26.6	58.3%	88.3	51.7	70.8%
Coatings
Net sales	$79.4	$71.6	10.9%	$154.3	$141.8	8.8%
Gross profit	29.1	27.4	6.2%	52.2	52.7	(0.9)%
SG&A expense	5.5	7.9	(30.4)%	15.2	16.7	(9.0)%
Operating income	23.6	19.5	21.0%	37.0	36.0	2.8%
Irrigation
Net sales	$270.2	$194.5	38.9%	$514.9	$390.3	31.9%
Gross profit	87.1	55.9	55.8%	163.5	111.9	46.1%
SG&A expense	22.9	18.3	25.1%	44.8	35.9	24.8%
Operating income	64.2	37.6	70.7%	118.7	76.0	56.2%
Other
Net sales	$72.7	$78.4	(7.3)%	$139.2	$155.0	(10.2)%
Gross profit	18.3	17.1	7.0%	34.4	33.4	3.0%
SG&A expense	5.3	4.8	10.4%	10.6	9.7	9.3%
Operating income	13.0	12.3	5.7%	23.8	23.7	0.4%
Net corporate expense
Gross profit	$0.1	$0.2	NM	$0.3	$—	NM
SG&A expense	21.3	13.0	63.8%	41.0	29.4	39.5%
Operating loss	(21.2)	(12.8)	(65.6)%	(40.7)	(29.4)	(38.4)%

  NM=Not meaningful

Overview

        On a consolidated basis, the increase in net sales in the second quarter and first half of fiscal 2013, as compared with 2012, reflected improved sales in all reportable segments while sales were down in the "Other" category. Fiscal 2013 refers to the twenty-six and thirteen week periods ended June 29, 2013 and fiscal 2012 refers to the twenty-six and thirteen week periods ended June 30, 2012. The increase in net sales in 2013, as compared with 2012, was due to the following factors:

	Second Quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2012	$767.3	$211.1	$211.7	$71.6	$194.5	$78.4
Volume	63.4	(0.9)	(4.7)	(2.1)	70.5	0.6
Pricing/mix	25.7	—	20.8	1.3	7.3	(3.7)
Acquisitions	27.1	18.1	—	9.0	—	—
Currency translation	(4.8)	0.2	0.1	(0.4)	(2.1)	(2.6)

Sales—2013	$878.7	$228.5	$227.9	$79.4	$270.2	$72.7

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2012	$1,484.7	$396.6	$401.0	$141.8	$390.3	$155.0
Volume	119.0	(4.0)	22.8	(4.9)	110.2	(5.1)
Pricing/mix	56.7	0.5	43.3	1.4	18.9	(7.4)
Acquisitions	46.9	29.9	—	17.0	—	—
Currency translation	(9.0)	(0.3)	0.1	(1.0)	(4.5)	(3.3)

Sales—2013	$1,698.3	$422.7	$467.2	$154.3	$514.9	$139.2

        Acquisitions included Locker Holdings Group ("Locker") and Pure Metal Galvanizing ("PMG"). We acquired PMG in December 2012 and Locker in February 2013. We report Locker in the Engineered Infrastructure Products segment and PMG in the Coatings segment.

        The decrease in operating profit due to currency translation effects in the second quarter and first half of 2013, as compared with 2012 was $0.5 million and $1.2 million, respectively.

        The increase in gross margin (gross profit as a percent of sales) in fiscal 2013, as compared with 2012, was due to a combination of improved sales prices and sales mix, improved sales volumes and lower raw material costs in 2013, as compared with 2012. In general, our cost of steel and other raw materials were slightly lower in the second quarter and first half of 2013, as compared with the same periods in 2012.

        Selling, general and administrative (SG&A) spending in the second quarter and first half of fiscal 2013, as compared with the same period in 2012, increased mainly due to the following factors:

  •
  Expenses recorded by Locker and PMG, which were acquired after the second quarter of 2012, of $5.0 million and $9.6 million, respectively;

  •
  Increased compensation expenses of $2.1 million and $4.7 million, respectively, mainly associated with increased employment levels and salary increases, and;

  •
  Increased employee incentive accruals of $6.0 million and $8.7 million, respectively, due to improved operating results and increased share price in valuing long-term incentive plans.

        In addition, certain non-recurring items affecting the comparisons of SG&A expenses included:

  •
  The sale of one of our galvanizing facilities in Australia resulted in a gain of $4.6 million in the second quarter of 2013, which was reported as a reduction of SG&A expense, and;

  •
  Insurance proceeds received in the second quarter of 2012 related to a fire in one of our galvanizing facilities in Australia resulted in a non-recurring reduction in SG&A of $1.4 million.

        On a reportable segment basis, all segments realized improved operating income in the second quarter and first half of 2013, as compared with 2012.

        Net interest expense increased in the the second quarter and first half of fiscal 2013, as compared with 2012, due to a combination of lower interest income, as we used invested cash to fund the Locker acquisition, and slightly higher interest expense. The increase in interest expense principally was due to higher bank fees and interest incurred due to international working capital borrowings.

        Our effective income tax rate in the second quarter of fiscal 2013 was comparable with 2012. The year-to-date effective tax rate in fiscal 2013 was lower than 2012, mainly due to approximately $3.2 million of non-cash tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and $1.0 million of increased research and development tax credits in the U.S.

        Earnings in non-consolidated subsidiaries were lower in fiscal 2013, as compared with 2012, due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Our cash flows generated by operations were approximately $175.6 million in fiscal 2013, as compared with $3.5 million used by operations in 2012. The increase in operating cash flow in 2013 was the result of improved in net earnings and lower working capital increase in 2013, as compared with 2012.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the second quarter and first half of fiscal 2013 as compared with 2012 was mainly due to the acquisition of Locker in February 2013. Global lighting sales in the second quarter and first half of fiscal 2013 were comparable with the same periods in fiscal 2012, and slightly improved sales in North America were offset by lower sales in Europe. The transportation market for lighting and traffic structures in the U.S., while stable, continues to be challenging. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in the second quarter and first half of fiscal 2013 improved somewhat as compared with the same periods in 2012. In Europe, sales in fiscal 2013 were lower than 2012, as weak economic conditions and restricted government roadway spending activity hampered demand for lighting structures.

        Communication product line sales in fiscal 2013 were improved over 2012, mainly due to higher sales in North America of $4.1 million and $8.5 million, respectively. The increase in North America sales was mainly attributable to stronger sales demand for components due to 4G wireless communication development. In China, sales of wireless communication structures in the second quarter and first half of fiscal 2013 were lower than the same periods in fiscal 2012.

        Access systems product line sales improved in 2013, as compared with 2012, mainly due to the Locker acquisition in February 2013. Highway safety product sales in 2013 were comparable with 2012, as spending for roads and highways in Australia continues to be relatively weak due to budgetary restrictions.

        Operating income for the segment in the second quarter and first half of fiscal 2013 increased, as compared with the same periods of fiscal 2012, due primarily to:

  •
  improved operating performance of our pole structures operations in Europe and Asia Pacific, due to better sales mix, better factory operating performance and lower SG&A spending;

  •
  improved North American communication product sales, and;

  •
  operating profit generated from Locker (approximately $0.9 million and $1.3 million, respectively).

        The increase in SG&A spending was attributable to Locker (approximately $3.6 million and $6.6 million, respectively). SG&A spending otherwise was lower in 2013, as compared with 2012, mainly associated with cost cutting measures taken in Europe in the latter part of 2012.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the second quarter and first half of fiscal 2013, as compared with 2012, was due mainly to improved sales in the U.S. market. While international sales were lower in the second quarter of 2013, as compared with the same period of 2012, year-to-date international sales in 2013 improved over fiscal 2012. International utility sales are more dependent on bid projects than North America.

        In the U.S., electrical utility companies continue to invest in the electrical grid at a high rate, as evidenced by record backlogs at December 29, 2012 and continued strong order flow in 2013. Certain low margin orders that shipped and were completed in fiscal 2012 contributed to improved sales prices and mix in 2013, as compared with 2012. In international markets, the year-to-date sales increase was related to higher sales in the Asia Pacific region and certain project sales in Africa.

        Operating income in fiscal 2013, as compared with 2012, increased due to the increase in sales volumes, improved sales pricing and mix and favorable leverage of fixed costs. In addition, the second quarter and first half of fiscal 2012 included approximately $5.8 million and $7.1 million, respectively, of unanticipated production and rework costs associated with one large order. These costs did not recur in fiscal 2013, which contributed to the gross profit improvements in fiscal 2013, as compared with 2012. The increases in SG&A expense in the second quarter and first half of fiscal 2013, as compared with fiscal 2012, were mainly due to increased employee compensation ($0.5 million and $1.3 million, respectively) and incentives ($0.3 million and $0.8 million, respectively) associated with the increase in business levels and operating income.

  Coatings segment

        Coatings segment sales increased in the second quarter and first half of fiscal 2013, as compared with 2012, due mainly to the December 2012 PMG acquisition. In North America, we experienced slightly lower external demand for galvanizing services, although internal demand from our other segments was higher in the second quarter and first half of 2013, as compared with 2012. Asia Pacific volumes in 2013 were lower than 2012 due to weak demand in Australia. Unit pricing in 2013 was comparable with 2012.

        The increase in segment operating income in the second quarter and first half of fiscal 2013, as compared with 2012, was mainly due to the gain on the sale of an Australian galvanizing operation in the second quarter of fiscal 2013 of $4.6 million, and operating income provided by PMG ($1.2 million and $1.5 million, respectively). These two positive effects on fiscal 2013 operating income were offset to an extent by the effect of lower external demand for coatings services and a non-recurring favorable settlement with a vendor in the second quarter of fiscal 2012 of approximately $0.9 million.

  Irrigation segment

        The increase in Irrigation segment net sales in the second quarter and first half of fiscal 2013, as compared with 2012, was mainly due to sales volume increases in both North American and International markets. The pricing and sales mix effect was generally due to sales price increases that took effect in 2012 to recover higher material costs in early 2012. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, in North America, we believe widespread drought throughout much of the country in 2012 further highlighted the benefits of center pivot irrigation and contributed to enhanced demand for our products. In international markets, sales improved in the second quarter and first half of fiscal 2013, as compared with 2012, mainly due to increased activity in Brazil and Eastern Europe. On balance, sales in other international regions in the second quarter and first half of fiscal 2013 were comparable to the same periods of a strong fiscal 2012.

        Operating income for the segment improved in fiscal 2013 over 2012, due to improved sales unit volumes in North America and related price increases. Moderating raw material prices in light of higher selling prices also contributed to improved operating income in 2013, as compared with 2012. The most significant reason for the increase in SG&A expense in 2013, as compared with 2012, related to employee compensation costs and incentives (approximately $2.3 million and $3.1 million, respectively), $1.2 million in bad debt provisions for international receivables recorded in the second quarter of 2013 and other expenses to support the business activity levels and product development.

  Other

        This unit includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. The decrease in sales in the second quarter and first half of fiscal 2013, as compared with 2012, was mainly due lower sales volumes and sales prices. Operating income in the second quarter and first half of fiscal 2013 was comparable with the same periods in 2012, as lower raw material prices helped to dampen the effects of lower selling prices.

  Net corporate expense

        Net corporate expense in the second quarter and first half of fiscal 2013 increased over the same periods in fiscal 2012. These increases were mainly due to:

  •
  higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans (approximately $3.9 million and $5.6 million, respectively);

  •
  insurance settlements realized in the second quarter of 2012 related to a fire and storm damage to one of our galvanizing facilities in Australia of $1.4 million that did not recur in fiscal 2013;

  •
  higher compensation and employee benefit costs (approximately $1.0 million and $2.7 million, respectively), and;

  •
  increased expenses associated with the Delta Pension Plan (approximately $0.6 million and $1.2 million, respectively).

        These increases were partially offset by 2012 stamp duties incurred in the first quarter of fiscal 2012 related to the 2011 Delta legal restructuring of $1.2 million that did not recur in 2013.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,102.6 million at June 29, 2013, as compared with $1,013.5 million at December 29, 2012. The increase in net working capital in 2013 mainly resulted from increased cash on hand. Cash flow provided by operations was $175.6 million in fiscal 2013, as compared with $3.5 million used by operations in fiscal 2012. The increase in operating cash flow in 2013 was the result of the improvement in net earnings and working capital management in 2013, as compared with 2012. Despite higher sales levels, receivable and inventory levels were comparable with December 2012. Receivable turnover was slightly better in 2013, as compared with 2012, in part due to strong sales in North America, where collections generally are faster than at international locations. Inventory levels in June 2013 were comparable with December 2012, due to generally improved material lead times and has resulted in us being able to maintain lower inventory stocks at June 2013, as compared with December 2012.

        Investing Cash Flows—Capital spending in the first half of fiscal 2013 was $54.3 million, as compared with $39.2 million for the same period in 2012. The most significant capital spending projects in 2013 included certain capacity expansions in the Utility and Irrigation segments. We expect our capital spending for the 2013 fiscal year to be approximately $110 million. The increase in expected capital spending over 2012 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment. In 2013, investing cash flows included proceeds from asset sales of $39.1 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows also included $53.2 million paid for the Locker acquisition.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $488.1 million at June 29, 2013 from $486.2 million at December 29, 2012. Financing cash flows overall were lower in fiscal 2013, as compared with 2012. The main reasons for the decrease related to higher dividend payments associated with an increase in per share dividends in fiscal 2013 and lower excess tax benefits related to stock option exercises.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 29, 2013, our long-term debt to invested capital ratio was 22.8%, as compared with 23.9% at December 29, 2012. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2013.

        Our debt financing at June 29, 2013 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $106.6 million, $90.6 million of which was unused at June 29, 2013. Our long-term debt principally consists of:

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

        At June 29, 2013 and December 29, 2012, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 29, 2013, we had the ability to borrow $384.5 million under this facility, after consideration of standby letters of credit of $15.5 million associated with certain insurance obligations.

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

        At June 29, 2013, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at June 29, 2013 were as follows:

Interest-bearing debt	$488,123
EBITDA—last four quarters	545,633
Leverage ratio	0.89
EBITDA—last four quarters	$545,633
Interest expense—last four quarters	32,612
Interest earned ratio	16.73

        The calculation of EBITDA—last four quarters (June 30, 2012 through June 29, 2013) is as follows:

Net cash flows from operations	$376,227
Interest expense	32,612
Income tax expense	150,085
Deferred income tax benefit	(3,448)
Noncontrolling interest	(5,727)
Equity in earnings of nonconsolidated subsidiaries	2,826
Stock-based compensation	(6,104)
Pension plan expense	(5,476)
Contribution to pension plan	11,187
Changes in assets and liabilities	(11,136)
Other	4,587

EBITDA	$545,633

Net earnings attributable to Valmont Industries, Inc.	$288,899
Interest expense	32,612
Income tax expense	150,085
Depreciation and amortization expense	74,037

EBITDA	$545,633

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $620.4 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at June 29, 2013, approximately $352.0 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $42.4 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 29, 2012 during the quarter ended June 29, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 29, 2013. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 29, 2012.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2013 to April 27, 2013	—	—	—	—
April 28, 2013 to June 1, 2013	7,919	154.91	—	—
June 2, 2013 to June 29, 2013	—	—	—	—

Total	7,919	$154.91	—	—

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
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ RICHARD P. HEYSE Richard P. Heyse Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 25th day of July, 2013.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.