Form 10-Q
period 2013-09-28
VALMONT INDUSTRIES INC
filed 2013-10-24
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
or
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

26,786,989
Outstanding shares of common stock as of October 17, 2013

VALMONT INDUSTRIES, INC.
INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product sales	$693,480	$652,822	$2,228,268	$1,983,502
Services sales	84,552	77,017	248,053	231,002

Net sales	778,032	729,839	2,476,321	2,214,504
Product cost of sales	499,190	488,739	1,591,657	1,490,885
Services cost of sales	53,278	48,698	162,260	145,508

Total cost of sales	552,468	537,437	1,753,917	1,636,393

Gross profit	225,564	192,402	722,404	578,111
Selling, general and administrative expenses	115,663	102,020	350,048	307,559

Operating income	109,901	90,382	372,356	270,552

Other income (expenses):
Interest expense	(8,149)	(8,429)	(24,364)	(23,657)
Interest income	1,560	2,093	4,765	6,081
Other	(584)	1,307	1,095	907

	(7,173)	(5,029)	(18,504)	(16,669)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	102,728	85,353	353,852	253,883

Income tax expense (benefit):
Current	40,458	27,928	127,328	90,942
Deferred	3,454	519	(1,275)	(3,937)

	43,912	28,447	126,053	87,005

Earnings before equity in earnings of nonconsolidated subsidiaries	58,816	56,906	227,799	166,878
Equity in earnings of nonconsolidated subsidiaries	75	1,536	548	5,311

Net earnings	58,891	58,442	228,347	172,189
Less: Earnings attributable to noncontrolling interests	(2,402)	(1,711)	(4,726)	(3,153)

Net earnings attributable to Valmont Industries, Inc.	$56,489	$56,731	$223,621	169,036

Earnings per share:
Basic	$2.12	$2.14	$8.40	$6.39

Diluted	$2.10	$2.12	$8.31	$6.32

Cash dividends declared per share	$0.250	$0.225	$0.725	$0.630

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,665	26,502	26,632	26,455

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,919	26,806	26,896	26,748

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net earnings	$58,891	$58,442	$228,347	$172,189

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	18,124	23,747	(44,458)	22,488
Realized loss included in net earnings during the period	—	—	(5,194)	—
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	100	300	300
Actuarial gain (loss) in defined benefit pension plan	857	1,962	(37)	2,595

Other comprehensive income (loss)	19,081	25,809	(49,389)	25,383

Comprehensive income	77,972	84,251	178,958	197,572
Comprehensive loss (income) attributable to noncontrolling interests	(2,156)	(2,958)	1,033	(5,439)

Comprehensive income attributable to Valmont Industries, Inc.	$75,816	$81,293	$179,991	$192,133

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$543,369	$414,129
Receivables, net	513,832	515,902
Inventories	427,215	412,384
Prepaid expenses	35,071	25,144
Refundable and deferred income taxes	81,766	58,381

Total current assets	1,601,253	1,425,940

Property, plant and equipment, at cost	1,045,110	994,774
Less accumulated depreciation and amortization	504,080	482,162

Net property, plant and equipment	541,030	512,612

Goodwill	340,495	330,791
Other intangible assets, net	169,904	172,270
Other assets	95,838	126,938

Total assets	$2,748,520	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$265	$224
Notes payable to banks	17,129	13,375
Accounts payable	214,188	212,424
Accrued employee compensation and benefits	108,774	101,905
Accrued expenses	87,614	78,503
Dividends payable	6,697	6,002

Total current liabilities	434,667	412,433

Deferred income taxes	79,305	88,300
Long-term debt, excluding current installments	471,294	472,593
Defined benefit pension liability	99,135	112,043
Deferred compensation	38,917	31,920
Other noncurrent liabilities	49,417	44,252
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,514,099	1,300,529
Accumulated other comprehensive income (loss)	308	43,938
Treasury stock	(21,145)	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,521,162	1,349,912

Noncontrolling interest in consolidated subsidiaries	54,623	57,098

Total shareholders' equity	1,575,785	1,407,010

Total liabilities and shareholders' equity	$2,748,520	$2,568,551

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net earnings	$228,347	$172,189
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	57,417	52,262
Stock-based compensation	4,999	4,517
Defined benefit pension plan expense	4,870	3,076
Contribution to defined benefit pension plan	(16,755)	(11,591)
Gain on sale of property, plant and equipment	(5,060)	(187)
Equity in earnings in nonconsolidated subsidiaries	(548)	(5,311)
Deferred income taxes	(1,275)	(3,937)
Changes in assets and liabilities (net of acquisitions):
Receivables	(757)	(46,663)
Inventories	(14,574)	(36,507)
Prepaid expenses	(7,041)	(3,657)
Accounts payable	1,161	(35)
Accrued expenses	16,931	15,989
Other noncurrent liabilities	2,510	(723)
Income taxes payable	(21,120)	(21,740)

Net cash flows from operating activities	249,105	117,682

Cash flows from investing activities:
Purchase of property, plant and equipment	(75,072)	(58,700)
Proceeds from sale of assets	39,564	5,597
Acquisitions, net of cash acquired	(53,152)	—
Other, net	1,231	80

Net cash flows from investing activities	(87,429)	(53,023)

Cash flows from financing activities:
Net borrowings under short-term agreements	3,439	4,096
Proceeds from long-term borrowings	274	39,126
Principal payments on long-term borrowings	(508)	(39,280)
Proceeds from sale of partial ownership interest	—	1,404
Dividends paid	(18,717)	(15,530)
Dividends to noncontrolling interest	(1,767)	(1,379)
Debt issuance costs	—	(1,703)
Proceeds from exercises under stock plans	15,064	19,527
Excess tax benefits from stock option exercises	4,630	4,212
Purchase of common treasury shares—stock plan exercises	(14,644)	(19,116)

Net cash flows from financing activities	(12,229)	(8,643)

Effect of exchange rate changes on cash and cash equivalents	(20,207)	8,170

Net change in cash and cash equivalents	129,240	64,186
Cash and cash equivalents—beginning of year	414,129	362,894

Cash and cash equivalents—end of period	$543,369	$427,080

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	169,036	—	—	3,153	172,189
Other comprehensive income (loss)	—	—	—	23,097	—	2,286	25,383
Cash dividends declared	—	—	(16,754)	—	—	—	(16,754)
Dividends to noncontrolling interests	—	—	—	—	—	(1,379)	(1,379)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 159,555 shares acquired	—	—	—	—	(19,116)	—	(19,116)
Stock options exercised; 295,570 shares issued	—	(8,027)	6,860	—	20,694	—	19,527
Tax benefit from stock option exercises	—	4,212	—	—		—	4,212
Stock option expense	—	3,735	—	—		—	3,735
Stock awards; 402 shares issued	—	690	—	—	92	—	782

Balance at September 29, 2012	$27,900	$—	$1,238,840	$87,149	$(23,018)	$57,023	$1,387,894

Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	223,621	—	—	4,726	228,347
Other comprehensive loss	—	—	—	(43,630)	—	(5,759)	(49,389)
Cash dividends declared	—	—	(19,412)	—	—	—	(19,412)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 93,059 shares acquired	—	—	—	—	(14,644)	—	(14,644)
Stock options exercised; 192,377 shares issued	—	(9,629)	9,361	—	15,332	—	15,064
Tax benefit from stock option exercises	—	4,630	—	—	—	—	4,630
Stock option expense	—	3,935	—	—	—	—	3,935
Stock awards; 9,801 shares issued	—	1,064	—	—	622	—	1,686

Balance at September 28, 2013	$27,900	$—	$1,514,099	$308	$(21,145)	$54,623	$1,575,785

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 28, 2013, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 28, 2013 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2012. In 2013, the Company changed its presentation of certain intercompany utility structure sales to align with management's current reporting structure. Fiscal 2012 reporting was reclassified to conform with the 2013 presentation. Accordingly, fiscal 2012 EIP segment sales (and the associated intersegment sales elimination) for the thirteen and thirty-nine weeks ended September 29, 2012 increased by $15,374 and $31,436, respectively. Fiscal 2012 segment sales (after intersegment sales eliminations) and operating income were unchanged from amounts previously reported. The results of operations for the period ended September 28, 2013 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 40% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 28, 2013 and December 29, 2012, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $43,242 and $45,822 at September 28, 2013 and December 29, 2012, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories consisted of the following:

	September 28, 2013	December 29, 2012
Raw materials and purchased parts	$200,316	$199,808
Work-in-process	33,261	36,114
Finished goods and manufactured goods	236,880	222,284

Subtotal	470,457	458,206
Less: LIFO reserve	43,242	45,822

	$427,215	$412,384

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2013	2012	2013	2012
United States	$66,143	$48,524	$253,564	$179,351
Foreign	36,585	36,829	100,288	74,532

	$102,728	$85,353	$353,852	$253,883

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

        The components of the net periodic pension expense for the thirty-nine weeks ended September 28, 2013 and September 29, 2012 were as follows:

	2013	2012
Net periodic benefit expense:
Interest cost	$19,593	$17,399
Expected return on plan assets	(14,723)	(14,323)

Net periodic benefit expense	$4,870	$3,076

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 28, 2013, 1,687,864 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

        Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant.

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2013	2012	2013	2012
Compensation expense	$1,308	$1,245	$3,935	$3,735
Income tax benefits	504	479	1,515	1,438

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

		Fair Value Measurement Using:
	Carrying Value September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$26,291	$26,291	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$20,087	$20,087	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 28, 2013 and December 29, 2012:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$30,576	$(2,935)	$16,297	$43,938
Current-period comprehensive income (loss)	(43,893)	300	(37)	(43,630)

Balance at September 28, 2013	$(13,317)	$(2,635)	$16,260	$308

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

        The fair value measurement was completed at September 28, 2013. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At February 5, 2013
Current assets	$25,584
Property, plant and equipment	20,412
Intangible assets	11,205
Goodwill	13,322

Total fair value of assets acquired	$70,523

Current liabilities	9,595
Deferred income taxes	483
Other non-current liabilities	677
Non-controlling interests	325

Total fair value of liabilities assumed and non-controlling interests	11,080

Net assets acquired	$59,443

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITION OF LOCKER GROUP HOLDINGS PTY. LTD. (Continued)

        The Company's Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 28, 2013 included net sales of $16,755 and $46,692, respectively, and net earnings of $836 and $1,375, respectively, resulting from Locker's operations from February 5, 2013 to September 28, 2013.

        Based on the fair value assessments, the Company allocated $11,205 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Locker acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,116	Indefinite
Customer Relationships	6,042	10.0
Software and Technology	1,047	5.0

	$11,205

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at September 28, 2013 and December 29, 2012 were as follows:

	September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$175,273	$73,081	13 years
Proprietary Software & Database	3,958	2,875	6 years
Patents & Proprietary Technology	9,961	6,691	8 years
Non-compete Agreements	1,802	1,607	6 years

	$190,994	$84,254

	December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$170,556	$62,957	13 years
Proprietary Software & Database	3,073	2,795	6 years
Patents & Proprietary Technology	9,953	5,517	8 years
Non-compete Agreements	1,807	1,542	6 years

	$185,389	$72,811

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively was as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
2013	2012	2013	2012
$3,750	$3,582	$11,446	$10,751

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2013	$15,322
2014	15,328
2015	14,442
2016	13,884
2017	13,845

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 28, 2013 and December 29, 2012 were as follows:

	September 28, 2013	December 29, 2012	Year Acquired
Webforge	$17,372	$17,411	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,168	9,189	2010
Donhad	6,917	6,932	2010
Industrial Galvanizers	4,021	4,030	2010
Other	14,575	11,019

	$63,164	$59,692

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company's trade names were tested for impairment in the third quarter of 2013. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

  Goodwill

        The carrying amount of goodwill by segment as of September 28, 2013 and December 29, 2012 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791
Acquisitions	13,322	—	—	—	—	13,322
Foreign currency translation	(3,630)	—	120	(67)	(41)	(3,618)
Other	1,737	(1,737)	—	—	—	—

Balance at September 28, 2013	$166,614	$75,404	$77,173	$2,450	$18,854	$340,495

        The goodwill from acquisitions arose from the acquisition of Locker. The Company's goodwill was tested for impairment during the third quarter of 2013. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 28, 2013 and September 29, 2012 were as follows:

	2013	2012
Interest	$17,010	$15,797
Income taxes	149,529	106,887

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 28, 2013:
Net earnings attributable to Valmont Industries, Inc.	$56,489	$—	$56,489
Shares outstanding	26,665	254	26,919
Per share amount	$2.12	$(0.02)	$2.10
Thirteen weeks ended September 29, 2012:
Net earnings attributable to Valmont Industries, Inc.	$56,731	$—	$56,731
Shares outstanding	26,502	304	26,806
Per share amount	$2.14	$(0.02)	$2.12
Thirty-nine weeks ended September 28, 2013:
Net earnings attributable to Valmont Industries, Inc.	$223,621	$—	$223,621
Shares outstanding	26,632	264	26,896
Per share amount	$8.40	$(0.09)	$8.31
Thirty-nine weeks ended September 29, 2012:
Net earnings attributable to Valmont Industries, Inc.	$169,036	$—	$169,036
Shares outstanding	26,455	293	26,748
Per share amount	$6.39	$(0.07)	$6.32

        At September 28, 2013 there were 1,172 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen weeks and thirty-nine weeks ending September 28, 2013. At September 29, 2012, there were no outstanding stock options with exercise prices exceeding the market price of common stock.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$171,991	$168,046	$480,648	$465,946
Communication Products	38,674	36,446	102,067	99,629
Access Systems	49,618	40,192	151,874	118,852

Engineered Infrastructure Products segment	260,283	244,684	734,589	684,427
Utility Support Structures segment:
Steel	199,912	184,030	611,573	536,073
Concrete	29,508	33,465	85,728	84,891

Utility Support Structures segment	229,420	217,495	697,301	620,964
Coatings segment	89,009	83,713	272,052	251,397
Irrigation segment	175,120	156,452	690,002	547,214
Other	71,836	72,500	233,384	245,757

Total	825,668	774,844	2,627,328	2,349,759
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	24,970	25,352	76,591	68,498
Utility Support Structures segment	489	625	1,199	3,072
Coatings segment	13,697	12,313	42,475	38,262
Irrigation segment	4	67	5	498
Other	8,476	6,648	30,737	24,925

Total	47,636	45,005	151,007	135,255
NET SALES:
Engineered Infrastructure Products segment	235,313	219,332	657,998	615,929
Utility Support Structures segment	228,931	216,870	696,102	617,892
Coatings segment	75,312	71,400	229,577	213,135
Irrigation segment	175,116	156,385	689,997	546,716
Other	63,360	65,852	202,647	220,832

Total	$778,032	$729,839	$2,476,321	$2,214,504

OPERATING INCOME:
Engineered Infrastructure Products segment	$25,689	$18,715	$61,026	$40,907
Utility Support Structures segment	41,491	30,223	129,767	81,901
Coatings segment	19,833	18,542	56,805	54,571
Irrigation segment	31,145	27,140	149,878	103,155
Other	9,978	9,743	33,790	33,413
Corporate	(18,235)	(13,981)	(58,910)	(43,395)

Total	$109,901	$90,382	$372,356	$270,552

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

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$331,525	$161,432	$366,522	$(81,447)	$778,032
Cost of sales	238,692	121,870	273,317	(81,411)	552,468

Gross profit	92,833	39,562	93,205	(36)	225,564
Selling, general and administrative expenses	51,621	14,530	49,512	—	115,663

Operating income	41,212	25,032	43,693	(36)	109,901

Other income (expense):
Interest expense	(7,724)	(11,122)	(425)	11,122	(8,149)
Interest income	18	242	12,422	(11,122)	1,560
Other	1,422	9	(2,015)	—	(584)

	(6,284)	(10,871)	9,982	—	(7,173)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	34,928	14,161	53,675	(36)	102,728

Income tax expense (benefit):
Current	19,473	7,419	13,631	(65)	40,458
Deferred	(4,969)	(360)	8,783	—	3,454

	14,504	7,059	22,414	(65)	43,912

Earnings before equity in earnings of nonconsolidated subsidiaries	20,424	7,102	31,261	29	58,816
Equity in earnings of nonconsolidated subsidiaries	36,065	6,542	—	(42,532)	75

Net earnings	56,489	13,644	31,261	(42,503)	58,891
Less: Earnings attributable to noncontrolling interests	—	—	(2,402)	—	(2,402)

Net earnings attributable to Valmont Industries, Inc	$56,489	$13,644	$28,859	$(42,503)	$56,489

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine Weeks Ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$1,174,955	$501,308	$1,052,733	$(252,675)	$2,476,321
Cost of sales	837,321	377,158	795,182	(255,744)	1,753,917

Gross profit	337,634	124,150	257,551	3,069	722,404
Selling, general and administrative expenses	157,367	42,871	149,810	—	350,048

Operating income	180,267	81,279	107,741	3,069	372,356

Other income (expense):
Interest expense	(23,115)	(35,696)	(1,249)	35,696	(24,364)
Interest income	33	732	39,696	(35,696)	4,765
Other	3,224	55	(2,184)	—	1,095

	(19,858)	(34,909)	36,263	—	(18,504)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	160,409	46,370	144,004	3,069	353,852

Income tax expense (benefit):
Current	65,472	20,801	40,283	772	127,328
Deferred	(7,473)	1,342	4,856	—	(1,275)

	57,999	22,143	45,139	772	126,053

Earnings before equity in earnings of nonconsolidated subsidiaries	102,410	24,227	98,865	2,297	227,799
Equity in earnings of nonconsolidated subsidiaries	121,211	48,927	207	(169,797)	548

Net earnings	223,621	73,154	99,072	(167,500)	228,347
Less: Earnings attributable to noncontrolling interests	—	—	(4,726)	—	(4,726)

Net earnings attributable to Valmont Industries, Inc	$223,621	$73,154	$94,346	$(167,500)	$223,621

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$301,667	$160,318	$350,837	$(82,983)	$729,839
Cost of sales	226,539	127,116	266,532	(82,750)	537,437

Gross profit	75,128	33,202	84,305	(233)	192,402
Selling, general and administrative expenses	41,747	13,449	46,824	—	102,020

Operating income	33,381	19,753	37,481	(233)	90,382

Other income (expense):
Interest expense	(8,215)	(12,635)	(213)	12,634	(8,429)
Interest income	15	398	14,314	(12,634)	2,093
Other	883	15	409	—	1,307

	(7,317)	(12,222)	14,510	—	(5,029)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	26,064	7,531	51,991	(233)	85,353

Income tax expense (benefit):
Current	8,096	4,786	15,701	(655)	27,928
Deferred	(1,063)	(558)	2,140	—	519

	7,033	4,228	17,841	(655)	28,447

Earnings before equity in earnings of nonconsolidated subsidiaries	19,031	3,303	34,150	422	56,906
Equity in earnings of nonconsolidated subsidiaries	37,700	18,557	918	(55,639)	1,536

Net earnings	56,731	21,860	35,068	(55,217)	58,442
Less: Earnings attributable to noncontrolling interests	—	—	(1,711)	—	(1,711)

Net earnings attributable to Valmont Industries, Inc	$56,731	$21,860	$33,357	$(55,217)	$56,731

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine Weeks Ended September 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$1,014,150	$441,189	$977,950	$(218,785)	$2,214,504
Cost of sales	743,608	352,416	757,829	(217,460)	1,636,393

Gross profit	270,542	88,773	220,121	(1,325)	578,111
Selling, general and administrative expenses	128,781	40,414	138,364	—	307,559

Operating income	141,761	48,359	81,757	(1,325)	270,552
Other income (expense):
Interest expense	(23,470)	(37,136)	(186)	37,135	(23,657)
Interest income	29	721	42,466	(37,135)	6,081
Other	1,888	40	(1,021)	—	907

	(21,553)	(36,375)	41,259	—	(16,669)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	120,208	11,984	123,016	(1,325)	253,883

Income tax expense (benefit):
Current	44,644	10,082	36,871	(655)	90,942
Deferred	(3,832)	(419)	314	—	(3,937)

	40,812	9,663	37,185	(655)	87,005

Earnings before equity in earnings of nonconsolidated subsidiaries	79,396	2,321	85,831	(670)	166,878
Equity in earnings of nonconsolidated subsidiaries	89,640	64,918	4,850	(154,097)	5,311

Net earnings	169,036	67,239	90,681	(154,767)	172,189
Less: Earnings attributable to noncontrolling interests	—	—	(3,153)	—	(3,153)

Net earnings attributable to Valmont Industries, Inc	$169,036	$67,239	$87,528	$(154,767)	$169,036

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$56,489	$13,644	$31,261	$(42,503)	$58,891

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	30,221	(12,097)	—	18,124

	—	30,221	(12,097)	—	18,124

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	857	—	857
Equity in other comprehensive income	19,227	—	—	(19,227)	—

Other comprehensive income (loss)	19,327	30,221	(11,240)	(19,227)	19,081

Comprehensive income	75,816	43,865	20,021	(61,730)	77,972
Comprehensive income attributable to noncontrolling interests	—	—	(2,156)	—	(2,156)

Comprehensive income attributable to Valmont Industries, Inc.	$75,816	$43,865	$17,865	$(61,730)	$75,816

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine Weeks Ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$223,621	$73,154	$99,072	$(167,500)	$228,347

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	57,707	(102,165)	—	(44,458)
Realized (loss) included in net earnings during the period	—	—	(5,194)	—	(5,194)

	—	57,707	(107,359)	—	(49,652)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	300	—	—	—	300

	300	—	—	—	300

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(37)	—	(37)
Equity in other comprehensive income	(43,930)	—		43,930	—

Other comprehensive income (loss)	(43,630)	57,707	(107,396)	43,930	(49,389)

Comprehensive income	179,991	130,861	(8,324)	(123,570)	178,958
Comprehensive income attributable to noncontrolling interests	—	—	1,033	—	1,033

Comprehensive income attributable to Valmont Industries, Inc.	$179,991	$130,861	$(7,291)	$(123,570)	$179,991

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$56,731	$21,860	$35,068	$(55,217)	$58,442

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(14,977)	39,084	(360)	23,747

	—	(14,977)	39,084	(360)	23,747

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	1,962	—	1,962
Equity in other comprehensive income	24,462	—	—	(24,462)	—

Other comprehensive income (loss)	24,562	(14,977)	41,046	(24,822)	25,809

Comprehensive income	81,293	6,883	76,114	(80,039)	84,251
Comprehensive income attributable to noncontrolling interests	—	—	(2,958)	—	(2,958)

Comprehensive income attributable to Valmont Industries, Inc.	$81,293	$6,883	$73,156	$(80,039)	$81,293

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine Weeks Ended September 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$169,036	$67,239	$90,681	$(154,767)	$172,189

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(17,221)	46,580	(6,871)	22,488

	—	(17,221)	46,580	(6,871)	22,488

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	300	—	—	—	300

	300	—	—	—	300

Actuarial gain in defined benefit pension plan liability	—	—	2,595	—	2,595
Equity in other comprehensive income	22,797	—	—	(22,797)	—

Other comprehensive income (loss)	23,097	(17,221)	49,175	(29,668)	25,383

Comprehensive income	192,133	50,018	139,856	(184,435)	197,572
Comprehensive income attributable to noncontrolling interests	—	—	(5,439)	—	(5,439)

Comprehensive income attributable to Valmont Industries, Inc.	$192,133	$50,018	$134,417	$(184,435)	$192,133

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$158,360	$51,186	$333,823	$—	$543,369
Receivables, net	135,423	82,840	295,569	—	513,832
Inventories	142,773	77,545	206,897	—	427,215
Prepaid expenses	8,301	740	26,030	—	35,071
Refundable and deferred income taxes	50,796	6,174	24,796	—	81,766

Total current assets	495,653	218,485	887,115	—	1,601,253

Property, plant and equipment, at cost	492,814	140,823	411,473	—	1,045,110
Less accumulated depreciation and amortization	299,858	60,595	143,627	—	504,080

Net property, plant and equipment	192,956	80,228	267,846	—	541,030

Goodwill	20,108	107,542	212,845	—	340,495
Other intangible assets	382	49,665	119,857	—	169,904
Investment in subsidiaries and intercompany accounts	1,477,628	1,337,088	585,304	(3,400,020)	—
Other assets	38,147	—	57,691	—	95,838

Total assets	$2,224,874	$1,793,008	$2,130,658	$(3,400,020)	$2,748,520

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$77	$—	$265
Notes payable to banks	—	—	17,129	—	17,129
Accounts payable	60,642	19,014	134,532	—	214,188
Accrued employee compensation and benefits	65,924	10,542	32,308	—	108,774
Accrued expenses	43,610	4,514	39,490	—	87,614
Dividends payable	6,697	—	—	—	6,697

Total current liabilities	177,061	34,070	223,536	—	434,667

Deferred income taxes	17,437	28,464	33,404	—	79,305
Long-term debt, excluding current installments	470,549	539,517	745	(539,517)	471,294
Defined benefit pension liability	—	—	99,135	—	99,135
Deferred compensation	31,456	—	7,461	—	38,917
Other noncurrent liabilities	7,209	—	42,208	—	49,417
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,514,099	540,393	514,611	(1,055,004)	1,514,099
Accumulated other comprehensive income (loss)	308	42,328	6,679	(49,007)	308
Treasury stock	(21,145)	—	—	—	(21,145)

Total Valmont Industries, Inc. shareholders' equity	1,521,162	1,190,957	1,669,546	(2,860,503)	1,521,162

Noncontrolling interest in consolidated subsidiaries	—	—	54,623	—	54,623

Total shareholders' equity	1,521,162	1,190,957	1,724,169	(2,860,503)	1,575,785

Total liabilities and shareholders' equity	$2,224,874	$1,793,008	$2,130,658	$(3,400,020)	$2,748,520

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$223,621	$73,154	$99,072	$(167,500)	$228,347
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	15,252	9,620	32,545	—	57,417
Stock-based compensation	4,999	—	—	—	4,999
Defined benefit pension plan expense	—	—	4,870	—	4,870
Contribution to defined benefit pension plan	—	—	(16,755)	—	(16,755)
Gain on sale of property, plant and equipment	354	37	(5,451)	—	(5,060)
Equity in earnings in nonconsolidated subsidiaries	(341)	—	(207)	—	(548)
Deferred income taxes	(7,473)	1,342	4,856	—	(1,275)
Changes in assets and liabilities (net of acquisitions):
Receivables	8,737	3,552	(13,046)	—	(757)
Inventories	3,146	(5,556)	(12,164)	—	(14,574)
Prepaid expenses	(1,148)	290	(6,183)	—	(7,041)
Accounts payable	(11,968)	(2,992)	16,121	—	1,161
Accrued expenses	17,944	(148)	(865)	—	16,931
Other noncurrent liabilities	5,987	—	(3,477)		2,510
Income taxes payable (refundable)	(19,833)	(2,035)	(77)	825	(21,120)

Net cash flows from operating activities	239,277	77,264	99,239	(166,675)	249,105

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,034)	(18,381)	(15,657)	—	(75,072)
Proceeds from sale of assets	1,492	35	38,037	—	39,564
Acquisitions, net of cash acquired	—	—	(53,152)	—	(53,152)
Other, net	(68,447)	(105,512)	8,515	166,675	1,231

Net cash flows from investing activities	(107,989)	(123,858)	(22,257)	166,675	(87,429)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	3,439	—	3,439
Proceeds from long-term borrowings	—	—	274	—	274
Principal payments on long-term borrowings	(187)	—	(321)	—	(508)
Dividends paid	(18,717)	—	—	—	(18,717)
Intercompany dividends	—	20,133	(20,133)	—	—
Dividends to noncontrolling interest	—	—	(1,767)	—	(1,767)
Proceeds from exercises under stock plans	15,064	—	—	—	15,064
Excess tax benefits from stock option exercises	4,630	—	—	—	4,630
Purchase of common treasury shares—stock plan exercises:	(14,644)	—	—	—	(14,644)

Net cash flows from financing activities	(13,854)	20,133	(18,508)	—	(12,229)

Effect of exchange rate changes on cash and cash equivalents	—	(5,556)	(14,651)	—	(20,207)

Net change in cash and cash equivalents	117,434	(32,017)	43,823	—	129,240
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$158,360	$51,186	$333,823	$—	$543,369

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$169,036	$67,239	$90,681	$(154,767)	$172,189
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,183	9,602	28,477	—	52,262
Stock-based compensation	4,517	—	—	—	4,517
Defined benefit pension plan expense	—	—	3,076	—	3,076
Contribution to defined benefit pension plan	—	—	(11,591)	—	(11,591)
Gain on sale of property, plant and equipment	(66)	(58)	(63)	—	(187)
Equity in earnings of nonconsolidated subsidiaries	(461)	—	(4,850)	—	(5,311)
Deferred income taxes	(3,832)	(419)	314	—	(3,937)
Changes in assets and liabilities:
Receivables	(5,806)	(18,798)	(22,059)	—	(46,663)
Inventories	1,705	(11,409)	(26,803)	—	(36,507)
Prepaid expenses	(741)	(43)	(2,873)	—	(3,657)
Accounts payable	(14,260)	3,280	10,945	—	(35)
Accrued expenses	16,577	(607)	19	—	15,989
Other noncurrent liabilities	532	—	(1,255)	—	(723)
Income taxes payable (refundable)	(19,897)	273	(1,461)	(655)	(21,740)

Net cash flows from operations	161,487	49,060	62,557	(155,422)	117,682

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,270)	(10,885)	(24,545)	—	(58,700)
Proceeds from sale of assets	112	71	5,414	—	5,597
Other, net	(77,917)	(15,657)	(61,768)	155,422	80

Net cash flows from investing activities	(101,075)	(26,471)	(80,899)	155,422	(53,023)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	4,096	—	4,096
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term borrowings	(39,197)	—	(83)	—	(39,280)
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Dividends paid	(15,530)	—	—	—	(15,530)
Dividend to noncontrolling interests	—	—	(1,379)	—	(1,379)
Debt issuance costs	(1,703)	—	—	—	(1,703)
Proceeds from exercises under stock plans	19,527	—	—	—	19,527
Excess tax benefits from stock option exercises	4,212	—	—	—	4,212
Purchase of common treasury shares—stock plan exercises	(19,116)	—	—	—	(19,116)

Net cash flows from financing activities	(12,807)	—	4,164	—	(8,643)

Effect of exchange rate changes on cash and cash equivalents	—	1,318	6,852	—	8,170

Net change in cash and cash equivalents	47,605	23,907	(7,326)	—	64,186
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of period	$75,150	$42,164	$309,766	$—	$427,080

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	% Incr. (Decr.)	September 28, 2013	September 29, 2012	% Incr. (Decr.)
Consolidated
Net sales	$778.0	$729.8	6.6%	$2,476.3	$2,214.5	11.8%
Gross profit	225.6	192.4	17.3%	722.4	578.1	25.0%
as a percent of sales	29.0%	26.4%		29.2%	26.1%
SG&A expense	115.7	102.0	13.4%	350.0	307.6	13.8%
as a percent of sales	14.9%	14.0%		14.1%	13.9%
Operating income	109.9	90.4	21.6%	372.4	270.6	37.6%
as a percent of sales	14.1%	12.4%		15.0%	12.2%
Net interest expense	6.6	6.3	4.8%	19.6	17.6	11.4%
Effective tax rate	42.8%	34.1%		35.6%	36.2%
Net earnings	$56.5	$56.7	(0.4)%	$223.6	$169.0	32.3%
Diluted earnings per share	$2.10	$2.12	(0.9)%	$8.31	$6.32	31.5%
Engineered Infrastructure Products
Net sales	$235.3	$219.3	7.3%	$658.0	$616.0	6.8%
Gross profit	67.6	59.0	14.6%	186.0	160.1	16.2%
SG&A expense	41.9	40.3	4.0%	125.0	119.2	4.9%
Operating income	25.7	18.7	37.4%	61.0	40.9	49.1%
Utility Support Structures
Net sales	$228.9	$216.9	5.5%	$696.1	$617.9	12.7%
Gross profit	61.8	47.9	29.0%	189.8	134.5	41.1%
SG&A expense	20.3	17.7	14.7%	60.0	52.6	14.1%
Operating income	41.5	30.2	37.4%	129.8	81.9	58.5%
Coatings
Net sales	$75.3	$71.4	5.5%	$229.6	$213.1	7.7%
Gross profit	28.7	26.3	9.1%	80.9	79.0	2.4%
SG&A expense	8.9	7.7	15.6%	24.1	24.4	(1.2)%
Operating income	19.8	18.6	6.5%	56.8	54.6	4.0%
Irrigation
Net sales	$175.1	$156.4	12.0%	$690.0	$546.7	26.2%
Gross profit	52.8	44.5	18.7%	216.3	156.4	38.3%
SG&A expense	21.7	17.3	25.4%	66.4	53.2	24.8%
Operating income	31.1	27.2	14.3%	149.9	103.2	45.3%
Other
Net sales	$63.4	$65.8	(3.6)%	$202.6	$220.8	(8.2)%
Gross profit	14.8	14.5	2.1%	49.2	47.9	2.7%
SG&A expense	4.8	4.8	—%	15.4	14.5	6.2%
Operating income	10.0	9.7	3.1%	33.8	33.4	1.2%
Net corporate expense
Gross profit	$(0.1)	$0.2	NM	$0.2	$0.2	NM
SG&A expense	18.1	14.2	27.5%	59.1	43.6	35.6%
Operating loss	(18.2)	(14.0)	(30.0)%	(58.9)	(43.4)	(35.7)%

  NM=Not meaningful

Overview

        On a consolidated basis, the increase in net sales in the third quarter and first three quarters of fiscal 2013, as compared with 2012, reflected improved sales in all reportable segments while sales were down in the "Other" category. Fiscal 2013 refers to the thirteen and thirty-nine week periods ended September 28, 2013 and fiscal 2012 refers to the thirteen and thirty-nine week periods ended September 29, 2012. The increase in net sales in fiscal 2013, as compared with fiscal 2012, was due to the following factors:

	Third quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2012	$729.8	$219.3	$216.9	$71.4	$156.4	$65.8
Volume	17.9	5.1	(8.4)	(2.2)	17.8	5.6
Pricing/mix	21.5	(1.7)	19.9	0.5	4.7	(1.9)
Acquisitions	25.9	16.8	—	9.1	—	—
Currency translation	(17.1)	(4.2)	0.5	(3.5)	(3.8)	(6.1)

Sales—2013	$778.0	$235.3	$228.9	$75.3	$175.1	$63.4

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2012	$2,214.5	$616.0	$617.9	$213.1	$546.7	$220.8
Volume	136.9	1.0	14.4	(7.0)	128.0	0.5
Pricing/mix	78.2	(1.2)	63.2	1.9	23.6	(9.3)
Acquisitions	72.8	46.7	—	26.1	—	—
Currency translation	(26.1)	(4.5)	0.6	(4.5)	(8.3)	(9.4)

Sales—2013	$2,476.3	$658.0	$696.1	$229.6	$690.0	$202.6

        Acquisitions included Locker Group Holdings ("Locker") and Pure Metal Galvanizing ("PMG"). We acquired PMG in December 2012 and Locker in February 2013. We report Locker in the Engineered Infrastructure Products segment and PMG in the Coatings segment.

        In the third quarter and first three quarters of fiscal 2013, we realized a decrease in operating profit, as compared with fiscal 2012, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Coatings	Irrigation	Other	Corporate
Third quarter	$(2.2)	$(0.6)	$(0.6)	$(0.5)	$(0.5)	$—
Year-to-date	$(3.1)	$(0.5)	$(0.7)	$(1.3)	$(0.7)	$0.1

        The increase in gross margin (gross profit as a percent of sales) in fiscal 2013, as compared with 2012, was due to a combination of improved sales prices and sales mix, improved factory operations and moderating raw material costs in 2013, as compared with 2012. In general, our cost of steel and other raw materials were slightly lower in the third quarter and first three quarters of 2013, as compared with the same periods in 2012.

        Selling, general and administrative (SG&A) spending in the third quarter and first three quarters of fiscal 2013, as compared with the same period in 2012, increased mainly due to the following factors:

  •
  Expenses recorded by Locker and PMG, which were acquired after the third quarter of 2012, of $4.9 million and $14.4 million, respectively;

  •
  Increased compensation expenses of $2.1 million and $7.1 million, respectively, mainly associated with increased employment levels and salary increases, and;

  •
  Increased employee incentive accruals of $1.2 million and $9.9 million, respectively, due to improved operating results and increased share price in valuing long-term incentive plans.

        In addition, certain non-recurring items affecting the comparisons of SG&A expenses included:

  •
  The sale of one of our galvanizing facilities in Australia resulted in a gain of $4.6 million in the second quarter of 2013, which was reported as a reduction of SG&A expense, and;

  •
  Insurance proceeds received in fiscal 2012 related to a fire in one of our galvanizing facilities in Australia resulted in a non-recurring reduction in SG&A in the third quarter and first three quarters of fiscal 2012 of $0.6 million and $2.0 million, respectively.

        On a reportable segment basis, all segments realized improved operating income in the third quarter and first three quarters of 2013, as compared with 2012.

        Net interest expense increased in the the third quarter and first three quarters of fiscal 2013, as compared with 2012, due to a combination of lower interest income, as we used invested cash to fund the Locker acquisition, and slightly higher interest expense. The increase in interest expense principally was due to higher bank fees and interest incurred due to international working capital borrowings.

        The increase in other expense in the third quarter of 2013, as compared with 2012, mainly was attributable to foreign exchange transaction losses due to currency volatility.

        Our effective income tax rate in the third quarter of fiscal 2013 was higher than the same period in fiscal 2012, principally due to a lowering of U.K. income tax rates and reconciliation of our annual income tax filings. In fiscal 2012 and 2013, U.K. tax rates were collectively reduced from 25% to 20%. Accordingly, we reduced the value of our deferred tax assets associated with net operating loss carryforwards and certain timing differences by $8.3 million in the third quarter of fiscal 2013 ($4.7 million in fiscal 2012), with a corresponding increase in income tax expense. On a year-to-date basis, the effects of the U.K. tax rate decrease were offset somewhat by approximately $1.5 million of tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and $1.4 million of increased research and development tax credits in the U.S.

        Earnings in non-consolidated subsidiaries were lower in fiscal 2013, as compared with 2012, due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Our cash flows generated by operations were approximately $249.1 million in the first three quarters of fiscal 2013, as compared with $117.7 million in 2012. The increase in operating cash flow in the first three quarters of fiscal 2013 was the result of improved net earnings and less additional working capital to support the improved sales in 2013, as compared with 2012.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the third quarter and first three quarters of fiscal 2013 as compared with 2012 was mainly due to the acquisition of Locker in February 2013. Global lighting sales in the third quarter and first three quarters of fiscal 2013 were comparable with the same periods in fiscal 2012. In the third quarter of fiscal 2013, sales in North America and Europe were comparable with

2012. On a year-to-date basis, North American sales were comparable with 2012 while Europe was down slightly from 2012. The transportation market for lighting and traffic structures in the U.S., while stable, continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in the third quarter and first three quarters of fiscal 2013 improved somewhat as compared with the same periods in 2012. In Europe, year-to-date sales in fiscal 2013 were lower than 2012, as weak economic conditions and restricted government roadway spending activity hampered demand for lighting structures.

        Communication product line sales improved in the third quarter and first three quarters of fiscal 2013, as compared with the same periods of fiscal 2012. On a regional basis, North American sales in the third quarter and first three quarters of fiscal 2013 improved over the same periods in fiscal 2012 by $8.4 and $16.9 million, respectively. The increase in North America sales was mainly attributable to stronger sales demand for components due to 4G wireless communication development. In China, sales of wireless communication structures in the third quarter and first three quarters of fiscal 2013 were lower than the same periods in fiscal 2012.

        Access systems product line sales improved in fiscal 2013, as compared with 2012, mainly due to the Locker acquisition in February 2013. Otherwise, access systems sales in the third quarter and first three quarters of fiscal 2013 were lower than 2012, due a combination of slowness in mining sector investment in Australia and exchange rate effects due to a weaker Australian dollar in 2013 and related competitive pricing effects. Highway safety product sales in fiscal 2013 were comparable with fiscal 2012, as spending for roads and highways in Australia continues to be relatively weak due to budgetary restrictions.

        Operating income for the segment in the third quarter and first three quarters of fiscal 2013 increased, as compared with the same periods of fiscal 2012, due primarily to:

  •
  improved operating performance of our lighting operations as a result of better factory operating performance (approximately $7.2 million and $9.8 million, respectively);

  •
  improved North American communication product sales (approximately $1.0 million and $6.8 million), and;

  •
  operating profit generated from Locker (approximately $1.4 million and $2.7 million, respectively).

        The increase in SG&A spending was attributable to Locker (approximately $3.8 million and $10.4 million, respectively). SG&A spending otherwise was lower in fiscal 2013, as compared with 2012, mainly associated with cost cutting measures taken in Europe in the third and fourth quarters of 2012.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the third quarter and first three quarters of fiscal 2013, as compared with 2012, was due mainly to improved sales in the U.S. market. While international sales were lower in the third quarter of 2013, as compared with the same period of 2012, year-to-date international sales in 2013 were comparable with fiscal 2012. International utility sales are more dependent on bid projects than North America.

        In the U.S., electrical utility companies continue to invest in the electrical grid at a high rate, as evidenced by record backlogs at December 29, 2012 and continued strong order flow in 2013. Certain low margin orders that shipped and were completed in fiscal 2012 contributed to improved sales prices and mix in 2013, as compared with 2012.

        Operating income in fiscal 2013, as compared with 2012, increased due to the increase in sales volumes, improved sales pricing and mix and favorable leverage of fixed costs. In addition, the third quarter and first three quarters of fiscal 2012 included approximately $1.3 million and $8.4 million, respectively, of unanticipated production and rework costs associated with one large order. These costs did not recur in fiscal 2013, which contributed to the gross profit improvements in fiscal 2013, as compared with 2012. The increases in SG&A expense in the third quarter and first three quarters of fiscal 2013, as compared with fiscal 2012, were mainly due to increased employee compensation ($1.0 million and $2.3 million, respectively) and incentives ($0.5 million and $1.3 million, respectively) associated with the increase in business levels and operating income.

  Coatings segment

        Coatings segment sales increased in the third quarter and first three quarters of fiscal 2013, as compared with 2012, due mainly to the December 2012 PMG acquisition. North America experienced stable external demand for galvanizing services, although internal demand from our other segments was higher in the third quarter and first three quarters of 2013, as compared with 2012. Asia Pacific volumes in 2013 were lower than 2012 due to weak demand in Australia. Unit pricing in 2013 was comparable with 2012.

        The increase in segment operating income in the third quarter and first three quarters of fiscal 2013, as compared with 2012, was mainly due to the gain on the sale of an Australian galvanizing operation in the second quarter of fiscal 2013 of $4.6 million, and operating income provided by PMG ($1.6 million and $3.1 million, respectively). These two positive effects on fiscal 2013 operating income were offset to an extent by the effect of lower external demand for coatings services in Australia and the following non-recurring favorable events that occurred in fiscal 2012:

  •
  Insurance recoveries in the third quarter of fiscal 2012 related to fire and storm damages at one of our Australian galvanizing facilities of approximately $0.8 million, and;

  •
  Settlement of a dispute with a vendor of approximately $0.9 million in the second quarter of 2012.

  Irrigation segment

        The increase in Irrigation segment net sales in the third quarter and first three quarters of fiscal 2013, as compared with 2012, was mainly due to sales volume increases in both North American and International markets. The pricing and sales mix effect was generally due to sales price increases that took effect in 2012 to recover higher material costs in early 2012. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable. We believe that farm commodity prices have been generally favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, in North America, we believe widespread drought throughout much of the country in 2012 further highlighted the benefits of center pivot irrigation and contributed to enhanced demand for our products. In international markets, sales improved in the third quarter and first three quarters of fiscal 2013, as compared with 2012, mainly due to increased activity in Brazil, Eastern Europe and Australia. On balance, sales in other international regions in the third quarter and first three quarters of fiscal 2013 were comparable to the same periods of a strong fiscal 2012.

        Operating income for the segment improved in fiscal 2013 over 2012, due to improved global sales unit volumes and related price increases. Moderating raw material prices in light of higher selling prices also contributed to improved operating income in 2013, as compared with 2012. The most significant reasons for the increase in SG&A expense in 2013, as compared with 2012, related to employee compensation costs and incentives (approximately $1.1 million and $4.2 million, respectively), $0.8 million and $2.0 million in provisions for international receivables recorded in the third quarter and first three quarters of 2013 and other expenses to support the business activity levels and product development.

  Other

        This unit includes the grinding media, industrial tubing, electrolytic manganese and industrial fasteners operations. The decrease in sales in the third quarter and first three quarters of fiscal 2013, as compared with 2012, was mainly due lower sales prices and exchange rate translation effects. Operating income in the third quarter and first three quarters of fiscal 2013 was comparable with the same periods in 2012, as lower raw material prices helped to dampen the effects of lower selling prices.

  Net corporate expense

        Net corporate expense in the third quarter and first three quarters of fiscal 2013 increased over the same periods in fiscal 2012. These increases were mainly due to:

  •
  higher employee incentives associated with improved net earnings and share price, which affected long-term incentive plans. Third quarter incentive expense in fiscal 2013 was comparable with 2012. On a year-to-date basis, incentive expenses in fiscal 2013 were $5.3 million higher than 2012;

  •
  insurance settlements realized in the third quarter and first three quarters of 2012 related to a fire and storm damage to one of our galvanizing facilities in Australia of $0.6 million and $2.0 million, respectively, that did not recur in fiscal 2013;

  •
  higher compensation and employee benefit costs (approximately $1.5 million and $4.2 million, respectively), and;

  •
  increased expenses associated with the Delta Pension Plan (approximately $0.6 million and $1.9 million, respectively).

        These increases were partially offset by 2012 stamp duties incurred in the first quarter of fiscal 2012 related to the 2011 Delta legal restructuring of $1.2 million that did not recur in 2013.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,166.6 million at September 28, 2013, as compared with $1,013.5 million at December 29, 2012. The increase in net working capital in 2013 mainly resulted from increased cash on hand. Cash flow provided by operations was $249.1 million in the first three quarters of fiscal 2013, as compared with $117.7 million provided by operations in the first three quarters of fiscal 2012. The increase in operating cash flow in 2013 was the result of the improvement in net earnings and working capital management in 2013, as compared with 2012. Despite higher sales levels in the first three quarters of fiscal 2013, receivable levels were comparable and inventory slightly increased as compared to December 29, 2012. Receivable turnover was slightly better in 2013, as compared with 2012, in part due to strong sales in North America, where collections generally are faster than at international locations. Inventory levels at September 28, 2013 were slightly higher than December 29, 2012, due to seasonal trends and the addition of Locker in 2013.

        Investing Cash Flows—Capital spending in the first three quarters of fiscal 2013 was $75.1 million, as compared with $58.7 million for the same period in 2012. The most significant capital spending projects in 2013 included certain capacity expansions in the Utility and Irrigation segments. We expect our capital spending for the 2013 fiscal year to be approximately $110 million. The increase in expected capital spending over 2012 is mainly due to capacity increases to meet the growing need for utility structures in the U.S. and additional manufacturing investment in the Irrigation segment. In 2013, investing cash flows included proceeds from asset sales of $39.6 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and

$8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows also included $53.2 million paid for the Locker acquisition.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $488.7 million at September 28, 2013 from $486.2 million at December 29, 2012. Financing cash flows overall were lower in the first three quarters of fiscal 2013, as compared with the same period in 2012. The main reason for the decrease related to higher dividend payments associated with an increase in per share dividends in fiscal 2013.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At September 28, 2013, our long-term debt to invested capital ratio was 22.0%, as compared with 23.9% at December 29, 2012. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2013.

        Our debt financing at September 28, 2013 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $102.5 million, $85.3 million of which was unused at September 28, 2013. Our long-term debt principally consists of:

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

        At September 28, 2013 and December 29, 2012, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 28, 2013, we had the ability to borrow $384.3 million under this facility, after consideration of standby letters of credit of $15.7 million associated with certain insurance obligations and international sales commitments.

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

        At September 28, 2013, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at September 28, 2013 were as follows:

Interest-bearing debt	$488,688
EBITDA—last four quarters	561,912
Leverage ratio	0.87
EBITDA—last four quarters	$561,912
Interest expense—last four quarters	32,332
Interest earned ratio	17.38

        The calculation of EBITDA—last four quarters (September 29, 2012 through September 28, 2013) is as follows:

Net cash flows from operations	$328,520
Interest expense	32,332
Income tax expense	165,550
Deferred income tax benefit	(6,383)
Noncontrolling interest	(6,418)
Equity in earnings of nonconsolidated subsidiaries	1,366
Stock-based compensation	(6,311)
Pension plan expense	(6,075)
Contribution to pension plan	16,755
Changes in assets and liabilities	38,023
Other	4,553

EBITDA	$561,912

Net earnings attributable to Valmont Industries, Inc.	$288,657
Interest expense	32,332
Income tax expense	165,550
Depreciation and amortization expense	75,373

EBITDA	$561,912

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $644.3 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at September 28, 2013, approximately $381.8 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $38.6 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 29, 2012 during the quarter ended September 28, 2013.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 28, 2013. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 29, 2012.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 to July 27, 2013	6,004	$146.09	—	—
July 28, 2013 to August 31, 2013	1,181	139.91	—	—
September 1, 2013 to September 28, 2013	—	—	—	—

Total	7,185	$145.07	—	—

        During the third quarter, the only shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated August 13, 2013 between Richard P. Heyse and Valmont Industries, Inc. This document was filed as Exhibit 10.1 to Valmont's Current Report on Form 8-K dated August 13, 2013 and is incorporated herein by this reference.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ TERRY J. MCCLAIN Terry J. McClain Chief Financial Officer (Principal Financial Officer)

Dated this 23rd day of October, 2013.

Index of Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated August 13, 2013 between Richard P. Heyse and Valmont Industries, Inc. This document was filed as Exhibit 10.1 to Valmont's Current Report on Form 8-K dated August 13, 2013 and is incorporated herein by this reference.
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.