Form 10-K
period 2013-12-28
VALMONT INDUSTRIES INC
filed 2014-02-25
CIK 102729

Use these links to rapidly review the document

TABLE OF CONTENTS 2
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          At February 19, 2014 there were 26,829,691 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 29, 2013 was $3,830,994,339.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 29, 2014 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 28, 2013, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2013

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel and aluminum pole, tower and other structures in our Engineered Infrastructure Products (EIP) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings segment. Our products sold through the EIP segment include outdoor lighting and traffic control structures, wireless communication structures and components and roadway safety and industrial access systems. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2013, approximately 37% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products.    Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistent high quality. For example, in recent years, our Utility segment increased its sales through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers' requirements, especially on large, complex projects. Our acquisition of Delta plc in May 2010 was in part intended to improve our market presence and penetration in the Australian lighting, communication and utility structures markets and the U.S. industrial galvanizing markets.

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our type of product. In recent years, our Utility business successfully expanded into new markets in Africa. We have also expanded our geographic presence in Europe and North Africa for lighting structures. We have also been successful introducing our pole products to utility and wireless communication applications where customers have traditionally purchased lattice tower products. Our strategy of building a manufacturing presence in China was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication to the Chinese market. During 2011 we established manufacturing operations in India to provide pole structures for lighting, utility and wireless communications to the Indian market as well as galvanizing services. Our Irrigation segment has a long history of developing new mechanized irrigation markets in emerging markets. In recent years, these markets include China and Eastern Europe. Our 2012 acquisition of Pure Metal Galvanizing provides us with a presence in the Canadian galvanizing market.

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

        Developing New Products for New Markets and Leverage a Core Competency to Further Diversify our Business.    Our strategy is to increase our sales and diversify our business by developing new products for new markets or to leverage a core competency. For example, we have been expanding our offering of specialized decorative lighting poles in the U.S. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets. The acquisition of Delta gave us a presence in highway safety systems and industrial access systems, products that we believe are complementary to our existing products and provide us with future growth opportunities. The establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment.

  Acquisitions

        We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):

        2010

  •
  Acquisition of Delta plc, a publiclytraded company headquartered in the United Kingdom that manufactures and distributes steel engineered products, provides galvanizing services and manufactures steel forged grinding media and electrolytic manganese dioxide (EIP, Coatings, Other)

        2011

  •
  Acquisition of the remaining 40% not previously owned of Donhad Pty. Ltd., a forged steel grinding media manufacturer located in Australia (Other)

  •
  Acquisition of an irrigation monitoring services company located in Brazil (Irrigation)

        2012

  •
  Acquisition of a galvanizing business with three locations in Ontario, Canada (Coatings)

        2013

  •
  Acquisition of a manufacturer of perforated, expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia (EIP)

  •
  Acquisition of the remaining 40% not previously owned of Valley Irrigation South Africa Pty. Ltd (Irrigation)

  •
  Acquisition of a company holding proprietary intellectual property for products serving the highway safety market located in New Zealand (EIP)

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

        Our reportable segments are as follows:

        Engineered Infrastructure Products:    This segment consists of the manufacture of engineered metal structures and components for global lighting and traffic, wireless communication, roadway safety and access systems applications;

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

        Competition—The Coatings markets traditionally have been very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. As a result of ongoing industry consolidation, there are also several (public and private) multi-facility competitors. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer. We also use the production capacity at our network of plants to ensure that the customer receives quality, timely service.

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

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 270 dealer locations in North America, with another approximately 220 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.

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

  Patents, Licenses, Franchises and Concessions.

        We have a number of patents for our manufacturing machinery, poles and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent or trademark would have a material adverse effect on our financial condition, results of operations or liquidity.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was $666.6 million at the end of the 2013 fiscal year and $902.5 million at the end of the 2012 fiscal year. We anticipate that most of the 2013 backlog of orders will be filled during fiscal year 2014. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/28/2013	12/29/2012
Engineered Infrastructure Products	$200.8	$211.9
Utility Support Structures	334.4	434.0
Irrigation	104.4	230.6
Coatings	0.7	1.4
Other	26.3	24.6

	$666.6	$902.5

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

  Number of Employees.

        At December 28, 2013, we had 10,769 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements. While Australia accounted for approximately 15% of our net sales in 2013, no other foreign country accounted for more than 4% of our net sales. Net sales for purposes of Note 17 include sales to outside customers.

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

Increases in prices and reduced availability of key commodities such as steel, aluminum, zinc, natural gas and fuel will increase our operating costs and likely reduce our profitability.

        Hot rolled steel coil and other carbon steel products have historically constituted approximately one-third of the cost of manufacturing our products. We also use large quantities of aluminum for lighting structures and zinc for the galvanization of most of our steel products. Our facilities use large quantities of natural gas for heating and processing tanks in our galvanizing operations. We use gasoline and diesel fuel to transport raw materials to our locations and to deliver finished goods to our customers. The markets for these commodities can be volatile. The following factors increase the cost and reduce the availability of these commodities:

  •
  increased demand, which occurs when we and other industries require greater quantities of these commodities, which can result in higher prices and lengthen the time it takes to receive these commodities from suppliers;

  •
  lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce these commodities (such as coke and scrap steel for the production of steel) which could result in reduced supplies of these commodities, higher costs for us and increased lead times;

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

        Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability.

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

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $900 million in 2013. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

        The end users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products.

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

        We have also experienced cyclical demand for those of our products that we sell to the wireless communications industry. Sales of wireless structures and components to wireless carriers and build-to-suit companies that serve the wireless communications industry have historically been cyclical. These customers may elect to curtail spending on new capacity to focus on cash flow and capital management. Weak market conditions have led to competitive pricing in recent years, putting pressure on our profit margins on sales to this industry. Changes in the competitive structure of the wireless industry, due to industry consolidation or reorganization, may interrupt capital plans of the wireless carriers as they assess their networks.

        Due to the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

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

We may lose some of our foreign investment or our foreign sales and profits may reduce because of risks of doing business in foreign markets.

        We are an international manufacturing company with operations around the world. At December 28, 2013, we operated over 100 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2013, approximately 37% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

  •
  potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;

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

        We sell our products in many countries around the world. Approximately 37% of our fiscal 2013 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. For example, the U.S. dollar appreciated versus the Australian dollar in 2013. As a result, our Australian sales measured in U.S. dollar terms decreased by approximately $30 million due to exchange rate translation effects. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets. We experienced increased pricing competition in our access systems product line in Australia in 2011 and 2012. This increased pricing pressure, in part, was due to the strong Australian dollar and resulting competition from companies outside of Australia.

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

Our businesses require skilled labor and management talent and we may be unable to attract and retain qualified employees.

        Our businesses require skilled factory workers and management in order to meet our customer's needs, grow our sales and maintain competitive advantages. Skills such as welding, equipment maintenance and operating complex manufacturing machinery may be in short supply in certain geographic areas, leading to shortages of skilled labor and/or increased labor costs. Management talent is critical as well, to help grow our businesses and effectively plan for succession of key employees upon retirement. In some geographic areas, skilled management talent in certain areas may be difficult to find. To the extent we have difficulty in finding and retaining these skills in the workforce, there may be an adverse effect on our ability to grow profitably in the future.

We may incur significant warranty or contract management costs.

        In our Utility Support Structures segment, we manufacture large structures for electrical transmission. These products may be highly engineered for very large, complex contracts and subject to terms and conditions that penalize us for late delivery and result in consequential and compensatory damages. From time to time, we may have a product quality issue on a large utility structures order and the costs of curing that issue may be significant. Our products in the Engineered Infrastructure Products segment include structures for a wide range of outdoor lighting and wireless communication applications. In our Irrigation segment, our products are covered under warranties, some for several years. We may incur significant warranty or product related costs, which may include repairing or replacing defective or non-conforming products, even if another party may have contributed to the problem. In such cases, the costs of correcting the quality issue may be significant.

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

        Our facilities and operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contamination. Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with environmental laws that regulators may adopt or impose in the future.

        Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. We detected contaminants at some of our present and former sites, principally in connection with historical operations. In addition, from time to time we have been named as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites that are not provided for in our financial statements, including third-party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability beyond amounts provided for in our financial statements.

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

        As of December 28, 2013, we had $490.1 million of total indebtedness outstanding. We had $382.1 million capacity to borrow under our revolving credit facility at December 28, 2013. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

        We had $613.7 million of cash at December 28, 2013, which mitigates the risk associated with our debt. However, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

        The restrictions and covenants in our debt agreements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business, or the economy in general, or otherwise conduct necessary corporate activities. These covenants may prevent us from taking advantage of business opportunities that arise.

        A large share of our consolidated cash balances are outside the United States and most of our interest-bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we are likely to incur significant income tax expenses to repatriate that cash.

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

        Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 28, 2013, covered approximately 6,500 inactive or retired former Delta employees. At December 28, 2013, this plan was, for accounting purposes, underfunded by approximately £93.8 million ($154.4 million). The current agreement with the trustees of the pension plan for annual funding was approximately £10.0 million ($16.0 million) in respect of the funding shortfall and approximately £1.0 million ($1.6 million) in respect of administrative expenses. Although this funding obligation was considered in the offer price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

  •
  Laws and regulations in the United Kingdom normally require the plan trustees and us to agree on a new funding plan every three years. The next funding plan will be developed in 2015. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.

  •
  The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £93.8 million ($154.4 million) assumed for accounting purposes as of December 28, 2013. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to use Delta's existing cash or the combined company's future excess cash to grow the business or finance other obligations. The use of Delta's cash and future cash flows beyond the operation of Delta's business or the satisfaction of Delta's obligations would require negotiations with the trustees and regulators.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Our corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2021. The headquarters of the Company's reportable segments are located in Valley, Nebraska except for the headquarters of the Company's Utility Support Structures segment, which is located in Birmingham, Alabama. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expand capacities where needed. Our principal operating locations by reportable segment are listed below.

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

        Utility Support Structures segment North America manufacturing locations are in Alabama, Georgia, Florida, California, Texas, Oklahoma, Pennsylvania, Tennessee, Kansas, Nebraska and Mexico. The largest of these operations are in Tulsa, Oklahoma, Monterrey, Mexico and Hazleton, Pennsylvania. The Tulsa and Monterrey facilities are owned and the Hazleton facility is located on both owned and leased property. Principal international manufacturing locations are in China and France.

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

        Our other North America operations are located in Nebraska and Oregon. International operations are located in Australia (forged steel grinding media).

ITEM 3.    LEGAL PROCEEDINGS.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

Executive Officers of the Company

        Our executive officers at February 16, 2014, their ages, positions held, and the business experience of each during the past five years are, as follows:

        Mogens C. Bay, age 65, Chairman and Chief Executive Officer since January 1997.

        Terry J. McClain, age 66, Senior Vice President and Chief Financial Officer from January 1997 to February 2013 and since August 2013.

        Todd G. Atkinson, age 57, Executive Vice President since February 2011. Chief Executive Officer of Delta plc from July 2003 until February 2011.

        Mark C. Jaksich, age 56, Vice President and Controller since February 2000.

        Walter P. Pasko, age 63, Vice President-Procurement since May 2002.

        Brian J. Desigio, age 44, Vice President-Corporate Development since April 2008.

        Vanessa K. Brown, age 61, Vice President-Human Resources since July 2011. Director of Human Resources of North America Engineered Infrastructure Products division from 1997 until 2011.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange under the symbol "VMI". We had approximately 4,500 shareholders of common stock at December 28, 2013. Other stock information required by this item is included in Note 20 "Quarterly Financial Data (unaudited)" to the consolidated financial statements and incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2013 to October 26, 2013	2,976	$137.91	—	—
October 27, 2013 to November 30, 2013	6,988	144.54	—	—
December 1, 2013 to December 28, 2013	—	—	—	—

Total	9,964	$142.56	—	—

        During the fourth quarter, the shares reflected above were those delivered to the Company by employees as part of stock option exercises, either to cover the purchase price of the option or the related taxes payable by the employee as part of the option exercise. The price paid per share was the market price at the date of exercise.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating Data			(3)	(2)
Net sales	$3,304,211	$3,029,541	$2,661,480	$1,975,505	$1,786,601
Operating income	473,069	382,296	263,310	178,413	237,994
Net earnings attributable to Valmont Industries, Inc.(1)	278,489	234,072	228,308	94,379	150,562
Depreciation and amortization	77,436	70,218	74,560	59,663	44,748
Capital expenditures	106,753	97,074	83,069	36,092	44,129
Per Share Data
Earnings:
Basic(1)	$10.45	$8.84	$8.67	$3.62	$5.80
Diluted(1)	10.35	8.75	8.60	3.57	5.73
Cash dividends declared	0.975	0.855	0.705	0.645	0.580
Financial Position
Working capital	$1,161,260	$1,013,507	$844,873	$747,312	$458,605
Property, plant and equipment, net	534,210	512,612	454,877	439,609	283,088
Total assets	2,776,494	2,568,551	2,306,076	2,090,743	1,302,169
Long-term debt, including current installments	471,109	472,817	474,650	468,834	160,482
Total Valmont Industries, Inc. shareholders' equity.	1,522,025	1,349,912	1,146,962	915,892	786,261
Cash flow data:
Net cash flows from operating activities	$396,442	$197,097	$149,671	$152,220	$349,520
Net cash flows from investing activities	(131,721)	(136,692)	(84,063)	(262,713)	(43,595)
Net cash flows from financing activities	(37,380)	(16,355)	(45,911)	269,685	(198,400)
Financial Measures
Invested capital(a)	$2,113,903	$1,981,502	$1,769,461	$1,577,707	$1,029,970
Return on invested capital(a)	15.0%	13.2%	11.0%	8.8%	15.6%
EBITDA(b)	$546,208	$462,417	$343,633	$239,997	$283,964
Return on beginning shareholders' equity(c)	20.6%	20.4%	24.9%	12.0%	24.1%
Long-term debt as a percent of invested capital(d)	22.3%	23.9%	26.8%	29.7%	15.6%
Year End Data
Shares outstanding (000)	26,825	26,674	26,481	26,374	26,297
Approximate number of shareholders	4,500	4,500	5,000	5,200	5,400
Number of employees	10,769	10,543	9,476	9,188	6,626

(1)
Fiscal 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal entity restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets. Fiscal 2013 included $4,569 ($0.17 per share) in after-tax fixed asset impairment losses at Delta EMD Pty. Ltd. (EMD) and $12,011 ($0.45 per share) in losses associated with the deconsolidation of EMD.

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

	2013	2012	2011	2010	2009
Operating income	$473,069	$382,296	$263,310	$178,413	$237,994
Effective tax rate(1)	35.1%	35.2%	30.2%	36.0%	32.2%
Tax effect on operating income	(166,047)	(134,568)	(79,520)	(64,153)	(76,634)

After-tax operating income	307,022	247,728	183,790	114,260	161,360

Average invested capital	2,047,703	1,875,482	1,673,584	1,303,839	1,036,827

Return on invested capital	15.0%	13.2%	11.0%	8.8%	15.6%
Total assets	$2,776,494	$2,568,551	$2,306,076	$2,090,743	$1,302,169
Less: Accounts and income taxes payable	(216,121)	(212,424)	(234,537)	(179,814)	(118,210)
Less: Accrued expenses	(194,527)	(180,408)	(157,128)	(153,686)	(122,532)
Less: Defined benefit pension liability	(154,397)	(112,043)	(68,024)	(104,171)	—
Less: Deferred compensation	(39,109)	(31,920)	(30,741)	(23,300)	(20,503)
Less: Other noncurrent liabilities	(51,731)	(44,252)	(41,418)	(47,713)	(7,010)
Less: Dividends payable	(6,706)	(6,002)	(4,767)	(4,352)	(3,944)

Total Invested capital	$2,113,903	$1,981,502	$1,769,461	$1,577,707	$1,029,970

Beginning of year invested capital	$1,981,502	$1,769,461	$1,577,707	$1,029,970	$1,043,684

Average invested capital	$2,047,703	$1,875,482	$1,673,584	$1,303,839	$1,036,827

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

	2013	2012	2011	2010	2009
Net cash flows from operations	$396,442	$197,097	$149,671	$152,220	$349,520
Interest expense	32,502	31,625	36,175	30,947	15,760
Income tax expense	157,781	126,502	4,590	55,008	72,894
Deconsolidation of subsidiary	(12,011)	—	—	—	—
Impairment of property, plant and equipment	(12,161)	—	—	—	—
Deferred income tax (expense) benefit	10,141	(3,720)	84,962	(5,017)	(7,375)
Noncontrolling interest	(1,971)	(4,844)	(8,918)	(6,034)	(3,379)
Equity in earnings of nonconsolidated subsidiaries	835	6,128	8,059	2,439	751
Stock-based compensation	(6,513)	(5,829)	(5,931)	(7,154)	(6,586)
Pension plan expense	(6,569)	(4,281)	(5,449)	(5,874)	—
Contribution to pension plan	17,619	11,591	11,860	—	—
Payment of deferred compensation	—	—	—	393	267
Changes in assets and liabilities, net of acquisitions	(34,205)	108,469	69,307	26,272	(136,944)
Other	4,318	(321)	(693)	(3,203)	(944)

EBITDA	$546,208	$462,417	$343,633	$239,997	$283,964

	2013	2012	2011	2010	2009
Net earnings attributable to Valmont Industries, Inc.	$278,489	$234,072	$228,308	$94,379	$150,562
Interest expense	32,502	31,625	36,175	30,947	15,760
Income tax expense	157,781	126,502	4,590	55,008	72,894
Depreciation and amortization expense	77,436	70,218	74,560	59,663	44,748

EBITDA	$546,208	$462,417	$343,633	$239,997	$283,964

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

	2013	2012	2011	2010	2009
Current portion of long-term debt	$202	$224	$235	$238	$231
Long-term debt	470,907	472,593	474,415	468,596	160,251

Total long-term debt	471,109	472,817	474,650	468,834	160,482

Total invested capital	2,113,903	1,981,502	1,769,461	1,577,707	1,029,970

Long-term debt as a percent of invested capital	22.3%	23.9%	26.8%	29.7%	15.6%

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

        References to 2013 and 2012 relate to the fifty-two week periods ended December 28, 2013 and December 29, 2012, respectively. 2011 relates to the fifty-three week period ended December 31, 2011.

General

	2013	2012	Change 2013 - 2012	2011	Change 2012 - 2011
	Dollars in millions, except per share amounts
Consolidated
Net sales	$3,304.2	$3,029.5	9.1%	$2,661.5	13.8%
Gross profit	945.2	802.5	17.8%	666.8	20.4%
as a percent of sales	28.6%	26.5%		25.1%
SG&A expense	472.1	420.2	12.4%	403.5	4.1%
as a percent of sales	14.3%	13.9%		15.2%
Operating income	473.1	382.3	23.8%	263.3	45.2%
as a percent of sales	14.3%	12.6%		9.9%
Net interest expense	26.0	23.4	11.1%	26.9	(13.0)%
Effective tax rate	35.1%	35.2%		2.0%
Net earnings attributable to Valmont Industries, Inc	278.5	234.1	19.0%	228.3	2.5%
Diluted earnings per share	$10.35	$8.75	18.3%	$8.60	1.7%
Engineered Support Structures Segment
Net sales	$897.5	$833.3	7.7%	$792.6	5.1%
Gross profit	256.4	215.8	18.8%	189.1	14.1%
SG&A expense	168.7	161.8	4.3%	148.3	9.1%
Operating income	87.7	54.0	62.4%	40.8	32.4%
Utility Support Structures Segment
Net sales	959.7	869.7	10.3%	620.8	40.1%
Gross profit	257.4	200.4	28.4%	139.2	44.0%
SG&A expense	82.7	71.4	15.8%	68.6	4.1%
Operating income	174.7	129.0	35.4%	70.6	82.7%
Coatings Segment
Net sales	301.0	282.1	6.7%	280.8	0.5%
Gross profit	106.7	104.4	2.2%	93.5	11.7%
SG&A expense	31.8	32.8	(3.0)%	34.9	(6.0)%
Operating income	74.9	71.6	4.6%	58.6	22.2%
Irrigation Segment
Net sales	882.2	750.6	17.5%	665.9	12.7%
Gross profit	272.7	216.1	26.2%	178.6	21.0%
SG&A expense	91.2	72.4	26.0%	70.8	2.3%
Operating income	181.5	143.7	26.3%	107.8	33.3%
Other
Net sales	263.8	293.9	(10.2)%	301.4	(2.5)%
Gross profit	51.8	65.7	(21.2)%	65.9	(0.3)%
SG&A expense	20.8	19.1	8.9%	20.2	(5.4)%
Operating income	31.0	46.6	(33.5)%	45.7	2.0%
Net corporate expense
Gross profit	0.2	—	NA	0.5	(100.0)%
SG&A expense	76.9	62.6	22.8%	60.7	3.1%
Operating loss	(76.7)	(62.6)	22.5%	(60.2)	4.0%

RESULTS OF OPERATIONS

FISCAL 2013 COMPARED WITH FISCAL 2012

  Overview

        On a consolidated basis, the increase in net sales in 2013, as compared with 2012, reflected improved sales in all reportable segments while sales were down in the "Other" category. The increase in net sales in 2013, as compared with 2012, was due to the following factors:

	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2012	$3,029.5	$833.3	$869.6	$282.1	$750.6	$293.9
Volume	120.3	9.2	9.3	(9.3)	114.7	(3.6)
Pricing/mix	98.2	(2.0)	80.8	1.4	27.5	(9.5)
Acquisitions	99.0	64.7	—	34.3	—	—
Currency translation	(42.8)	(7.7)	—	(7.5)	(10.6)	(17.0)

Sales—2013	$3,304.2	$897.5	$959.7	$301.0	$882.2	$263.8

        Volume effects are estimated based on a physical production or sales measure, such as tons. As the products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in increased operating income. Acquisitions included Locker Group Holdings ("Locker") and Pure Metal Galvanizing ("PMG"). We acquired PMG in December 2012 and Locker in February 2013. We report Locker in the Engineered Infrastructure Products segment and PMG in the Coatings segment.

        In 2013, we realized a decrease in operating profit, as compared with 2012, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real and the South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by the affected segment was as follows:

Total	EIP	Coatings	Irrigation	Other	Corporate
$(5.5)	$(1.2)	$(1.1)	$(1.7)	$(1.7)	$0.2

        The increase in gross margin (gross profit as a percent of sales) in 2013, as compared with 2012, was due to a combination of improved sales prices and sales mix, improved factory operations and moderating raw material costs in 2013, as compared with 2012. In general, our cost of steel and other raw materials were slightly lower in 2013, as compared with 2012. 2013 included a $12.2 million fixed asset impairment loss in our electrolytic manganese dioxide (EMD) operation, which was recorded as Product Cost of Sales. The impairment was a result of continued global oversupply of global manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases from us in 2014 would be substantially below prior years. As future prospects for the operation were not as favorable as the past, we undertook an impairment review in the fourth quarter of 2013, which resulted in the $12.2 million impairment.

        Selling, general and administrative (SG&A) spending in 2013 increased over 2012, mainly due to the following factors:

  •
  Expenses recorded by Locker and PMG of $19.4 million;

  •
  Increased employee incentive accruals of $13.8 million, due to improved operating results and increased share price in valuing long-term incentive plans;

  •
  Increased compensation expenses of $8.2 million, mainly associated with increased employment levels and salary increases;

  •
  Increased doubtful account provisions of $3.1 million, principally in the Irrigation segment, and;

  •
  Increased deferred compensation expenses of $2.4 million, which was offset by the same amount of other income.

        In addition, certain non-recurring items affecting the comparisons of SG&A expenses included:

  •
  The sale of one of our galvanizing facilities in Australia resulted in a gain of $4.6 million in 2013, which was reported as a reduction of SG&A expense, and;

  •
  Insurance proceeds received related to a fire in one of our galvanizing facilities in Australia resulted in a non-recurring reduction in SG&A in 2012 of $2.0 million.

        On a reportable segment basis, all segments realized improved operating income in 2013, as compared with 2012.

        Net interest expense increased in 2013, as compared with 2012, due to a combination of lower interest income and slightly higher interest expense. Interest income for 2013 was lower than 2012 due mainly to lower interest rates and lower average cash balances in Australia. The increase in interest expense principally was due to higher bank fees and interest incurred due to increased short-term borrowings to finance working capital in our India operation.

        The increase in other income in 2013, as compared with 2012, mainly was attributable to $2.4 million of higher investment gains in our deferred compensation plan assets. This benefit was offset by an increase in SG&A expense of the same amount.

        Our effective income tax rate in 2013 was comparable with 2012. In 2012 and 2013, U.K. tax rates were collectively reduced from 26% to 20%. Accordingly, we reduced the value of our deferred tax assets associated with net operating loss carryforwards and certain timing differences by $8.3 million in 2013 ($4.8 million in 2012), with a corresponding increase in income tax expense. The effects of the U.K. tax rate decrease were offset somewhat by approximately $3.2 million of tax benefits associated with the 2013 sale of our nonconsolidated investment in South Africa and $1.8 million of increased research and development tax credits in the U.S.

        Earnings in non-consolidated subsidiaries were lower in 2013, as compared with 2012, due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Earnings attributable to non-controlling interests in 2013 was lower than 2012, mainly due to the impairment loss recorded in our electromagnetic manganese dioxide (EMD) operation. The total after-tax impairment loss was approximately $8.8 million. Our proportionate share of this loss was $4.6 million ($0.17 per share) and the remainder was attributable to the non-controlling interest. This decrease was offset to a degree by improved earnings realized by our other operations that are less than 100% owned.

        In December 2013, we reduced our ownership interest in the EMD operation to below 50% and deconsolidated this entity. Accordingly, we recognized a $12.0 million after-tax loss, or $0.45 per share, in accordance with the relevant accounting standards. The loss upon deconsolidation consisted of $8.6 million of currency translation adjustments previously recorded in the balance sheet and $3.4 million related to reducing the book value of the remaining EMD investment to fair value, including $1.7 million in deferred income taxes.

        The reported earnings per share in 2013 of $10.35 included the deconsolidation and fixed asset impairment loss at EMD, which aggregated to $0.62 per share. The earnings per share improvement in 2013 over 2012 was the result of higher net earnings in 2013, as compared with 2012.

        Our cash flows generated by operations were approximately $396.4 million in 2013, as compared with $197.1 million in 2012. The increase in operating cash flow in 2013 was the result of improved net earnings and less additional working capital to support the improved sales in 2013, as compared with 2012.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in 2013, as compared with 2012, was mainly due to improved access systems and communication products sales. Global lighting sales in 2013 were comparable with 2012. The transportation market for lighting and traffic structures in the U.S., while stable, continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in fiscal 2013 improved somewhat as compared with the same periods in 2012. In Europe, sales in 2013 were approximately 7% lower than 2012, as low economic growth and budget restrictions have hampered government roadway spending activity and demand for lighting structures.

        Communication product line sales improved in 2013, as compared with 2012. On a regional basis, North American sales in 2013 improved over the same periods in 2012 by $16.9 million. The increase in North America sales was mainly attributable to stronger sales demand for components due to 4G wireless communication development. In China, sales of wireless communication structures in 2013 were lower than 2012, as we believe local wireless communication carriers have delayed their 4G investment upgrades until 2014.

        Access systems product line sales improved in 2013, as compared with 2012, due to the Locker acquisition in February 2013. Otherwise, access systems sales in 2013 were lower than 2012, due a combination of slowness in mining sector investment in Australia, exchange rate effects due to a weaker Australian dollar in 2013 and related competitive pricing effects. Highway safety product sales in 2013 were comparable with 2012, as growth in spending for roads and highways in Australia continues to be affected by budgetary restrictions.

        Operating income for the segment in 2013 increased, as compared with 2012, due primarily to:

  •
  improved operating performance of our lighting operations as a result of better factory operating performance (approximately $18.2 million);

  •
  improved North American communication product sales (approximately $5.9 million), and;

  •
  operating profit generated from Locker (approximately $4.7 million).

        The increase in SG&A spending was attributable to Locker (approximately $14.7 million). SG&A spending otherwise was lower in 2013, as compared with 2012, mainly associated with cost cutting measures taken in Europe in the third and fourth quarters of 2012.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in 2013, as compared with 2012, was due mainly to improved sales in the U.S. market. International sales were slightly lower in 2013, as compared with 2012, as bid projects in the Asia Pacific region were somewhat lower.

        In the U.S., electrical utility companies continue to invest in the electrical grid at a high rate, as evidenced by record backlogs at December 29, 2012 and continued strong order flow in 2013. Certain low margin orders that shipped and were completed in 2012 contributed to improved sales prices and mix in 2013, as compared with 2012.

        Operating income in 2013, as compared with 2012, increased due to improved sales pricing and mix as well as increased volumes. The improvements in sales pricing and mix largely were related to strong market conditions and certain large low margin orders that were completed in 2012 and did not recur in 2013. In addition, 2012 included approximately $12.9 million of unanticipated production and rework costs associated with one large order. These costs did not recur in 2013, which contributed to the gross profit improvements in 2013, as compared with 2012. The increase in SG&A expense in 2013, as compared with 2012, were mainly due to increased employee compensation (approximately $3.6 million) and incentives (approximately $1.7 million) associated with the increase in business levels and operating income.

  Coatings segment

        Coatings segment sales increased in 2013, as compared with 2012, due mainly to the December 2012 PMG acquisition. North America experienced slightly lower external demand for galvanizing services, although internal demand from our other segments was higher in 2013, as compared with 2012. Asia Pacific volumes in 2013 were lower than 2012 due to lower demand in Australia. Unit pricing in 2013 was comparable with 2012.

        The increase in segment operating income in 2013, as compared with 2012, was mainly due to the gain on the sale of an Australian galvanizing operation in the second quarter of 2013 of $4.6 million, and operating income provided by PMG (approximately $4.1 million). These two positive effects on 2013 operating income were offset to an extent by the effect of lower external demand for coatings services in Australia and the settlement of a dispute with a vendor of approximately $0.9 million in 2012.

        In 2013, we had a kettle failure in one North America facility and a fire in another. In 2012, we realized recoveries related to fire and storm damages at one of our Australian galvanizing facilities. The effect of these events on 2013 operating profit was not significant, as the related insurance recoveries to this point approximated certain related incurred costs and the carrying value of assets that were damaged. The insurance claims process is continuing and expected to conclude in 2014.

  Irrigation segment

        The increase in Irrigation segment net sales in 2013, as compared with 2012, was mainly due to sales volume increases in both North American and International markets. The pricing and sales mix effect was generally due to sales price increases that took effect in 2012 to recover higher material costs in early 2012. In global markets, the sales growth was due to strong net farm income and agricultural economies around the world. We believe that farm commodity prices have been generally favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. In addition, in North America, we believe widespread drought throughout much of the country in 2012 further highlighted the benefits of center pivot irrigation and contributed to enhanced demand for our products. In international markets, sales improved in 2013, as compared with 2012, mainly due to increased activity in Brazil, Eastern Europe and Australia. These increases were offset somewhat by lower sales in China, Argentina and the Middle East, which were due to certain economic and political uncertainties in these regions.

        Operating income for the segment improved in 2013 over 2012, due to improved global sales unit volumes and related price increases. Moderating raw material prices in light of higher selling prices also contributed to improved operating income in 2013, as compared with 2012. The most significant reasons for the increase in SG&A expense in 2013, as compared with 2012, related to employee compensation costs and incentives (approximately $7.3 million), approximately $2.6 million in provisions for international receivables recorded in 2013 and other expenses incurred to support the business activity levels and product development.

  Other

        This unit includes the grinding media, industrial tubing, EMD and industrial fasteners operations. The decrease in sales in 2013, as compared with 2012, was mainly due to lower sales prices in the tubing and grinding media operations due to lower steel prices and exchange rate translation effects. Operating income in 2013 was lower than 2012, mainly due to a $12.2 million fixed asset impairment charge recorded by the EMD operation. Otherwise, lower raw material prices helped to dampen the effects of lower selling prices on operating income.

  Net corporate expense

        Net corporate expense in 2013 increased over 2012. This increase were mainly due to:

  •
  higher employee incentives of approximately $6.3 million associated with improved net earnings and share price, which affected long-term incentive plans;

  •
  higher compensation and employee benefit costs (approximately $4.2 million);

  •
  increased expenses associated with the Delta Pension Plan (approximately $2.5 million), and;

  •
  insurance settlements realized in 2012 related to a fire and storm damage to one of our galvanizing facilities in Australia of $2.0 million that did not recur in 2013;

FISCAL 2012 COMPARED WITH FISCAL 2011

  Overview

        On a consolidated basis, the increase in net sales in 2012, as compared with 2011, was due to the following factors:

  •
  Unit sales volumes increased approximately $353 million in 2012, as compared with 2011. All reportable segments contributed to the higher sales volumes, with the most significant unit sales increases within the Utility Support Structures and Irrigation segments. Depending on the segment, unit volumes are measured in tons, units or some other physical measure of volume.

  •
  Sales prices and mix in 2012, as compared with 2011, were favorable, resulting in increased sales of approximately $50 million. As many of our products are either built to order or configured to customer specifications, sales mix can be due to a number of factors, in addition to pricing. These factors may include product specifications, options and other factors that may affect the unit price at which a product is sold. In some cases, pricing and mix may affect our cost of the product sold.

  •
  2012 included 52 weeks of operations, as compared with 2011, which was 53 weeks. This was the result of our year ending the last Saturday in December. Accordingly, all 2011 operational figures were higher than had the year been 52 weeks in length. The estimated effect of our 2011 net sales and net earnings due to the extra week of operations was approximately $50 million and $3 million, respectively.

        Foreign currency translation factors, in the aggregate, resulted in lower net sales and operating income in 2012, as compared with 2011. On average, the U.S. dollar strengthened against most currencies in 2012. The most significant currencies that contributed to this movement were the euro,

Brazilian real and the South African rand. On a segment basis, the approximate currency effects on net sales and operating income in 2012, as compared with 2011, were as follows (in millions of dollars):

	Net Sales	Operating Income
Engineered Infrastructure Products	$(14.8)	$(0.6)
Utility Support Structures	0.5	—
Coatings	—	—
Irrigation	(15.0)	(2.5)
Other	(5.7)	(0.6)
Corporate	—	—

Total	$(35.0)	$(3.7)

        The increase in gross profit margin (gross profit as a percent of sales) in 2012, as compared with 2011, was primarily due to improved sales pricing and mix and moderating raw material costs in 2012 as compared with 2011. Steel prices and zinc prices in 2012 were down slightly as compared with 2011. LIFO expense in 2012 was $10.7 lower than 2011, contributing to the comparatively higher gross profit margin in 2012, as compared with 2011.

        Selling, general and administrative (SG&A) expense in 2012, as compared with 2011, increased mainly due to the following factors:

  •
  Increased compensation expenses of approximately $8.0 million, associated with increased employment levels and increased employee benefit costs;

  •
  Increased employee incentive accruals of approximately $10.6 million, due to improved operating results; and

  •
  Deferred compensation expense of $2.4 million incurred in 2012 associated with the increase in deferred compensation plan liabilities. The corresponding increase in deferred compensation plan assets was recorded as a decrease in "Other" expense.

        These increases were offset to a degree by foreign exchange transaction effects of $4.7 million. SG&A spending as a percent of sales decreased from 15.2% in 2011 to 13.9% in 2012, as we achieved leverage of the fixed portion of SG&A expense in light of the sales increase.

        The increase in operating income on a reportable segment basis in fiscal 2012, as compared with 2011, was due to improved operating performance in all reportable segments. The most significant increases were in the Irrigation and Utility segments.

        The decrease in net interest expense in 2012, as compared with 2011, was the net effect of lower interest expense of $4.5 million and lower interest income of $1.0 million. The decrease in interest expense was attributable to interest savings realized from the refinancing of our $150 million of senior subordinated debt in June 2011 and approximately $2.8 million of expense incurred in the second quarter of 2011 related to the refinancing of our $150 million of senior subordinated notes. The decrease in interest income was due to interest received on certain income tax refunds in 2011. Average borrowing levels in 2012 were comparable with 2011.

        The decrease in "Other" expenses in 2012, as compared with 2011, of $3.0 million was mainly due to investment returns in the assets held in our deferred compensation plan of $2.4 million. The increase in the value of these assets was offset by a corresponding increase in our deferred compensation liabilities, which was reflected as an increase in SG&A expense. Accordingly, there was no effect on net earnings from these investment gains.

        Our effective income tax rate in 2012 of 35.2% was higher than the 2011 effective rate of 2.0%. Our effective tax rate in 2011 was abnormally low, mainly due to tax benefits associated with the legal entity restructuring of Delta Ltd. in the fourth quarter of 2011. Aside from these non-recurring benefits, our 2011 effective tax would have been approximately 33%. Our effective tax rate in 2012 was affected by the following factors that contributed to increased income tax expense:

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

        Our cash flows provided by operations were $197.1 million in 2012, as compared with $149.7 million in 2011. While net earnings in 2012 was comparable with 2011, $66.0 million of 2011 earnings was due to tax benefits resulting from the Delta Ltd. legal reorganization, which were non-cash in nature.

  Engineered Infrastructure Products (EIP) segment

        The increase in EIP segment net sales in 2012, as compared with 2011, was due to improved sales volumes of approximately $33 million, $22 million of favorable pricing and sales mix changes, offset to a degree by unfavorable foreign exchange translation effects of approximately $15 million. The pricing increases largely followed raw material inflation realized in 2011.

        In the lighting product line, North American sales in 2012 were up modestly from 2011. The increase in sales resulted from higher sales prices and favorable sales mix. The transportation market for lighting and traffic structures continues to be steady but not particularly strong. While a two-year extension to the current U.S. highway funding legislation was enacted in the of 2012, this event has not yet affected the market for lighting and traffic structures. We also believe that state budget issues are limiting roadway project activity. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in 2012 were comparable with 2011. In Europe, lighting sales in 2012 were lower than 2011. We divested our Turkish and Italian operations in late 2011, resulting in lower sales in 2012, as compared with 2011, of $17.5 million. Current economic conditions in Europe are weak and uncertain. As a result, public spending for streets and highways is under pressure, as governments cope with lower tax receipts and budget deficits. However, lighting sales in local currency were higher in 2012, as compared with 2011. Stronger sales in France, Scandinavia and the U.K. were offset somewhat by weaker sales volumes in northern Europe. Lighting sales in the Asia Pacific region in 2012 were comparable with 2011.

        Communication product line sales in 2012 were improved over 2011. North America sales in 2012 were $27 million higher than 2011. The increase in sales was attributable to improved market conditions (somewhat attributable to the build out of 4G wireless technology) and the resolution of the proposed AT&T/T-Mobile merger, which we believe slowed sales activity for structures and components in 2011. In China, sales of wireless communication structures in 2012 were comparable with 2011.

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

        Operating income for the segment in 2012 was higher than 2011. Improved operating income resulted from higher sales volumes, improved sales prices and moderating raw material costs (including $2.7 million of lower LIFO expense). These improvements were offset by factory productivity issues that negatively affected operating income by approximately $14.3 million. The productivity matters mainly were due to excessive start-up costs associated with capacity expansions in the U.S. and various factory productivity matters in the Europe and Asia Pacific regions. The increase in SG&A spending in 2012, as compared with 2011, mainly was attributable to higher compensation costs of $7.6 million and increased employee incentives of $5.0 million. These increases were offset to a degree by a $3.0 million write down in a trade name recorded in 2011 and currency translation effects of $2.6 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales increase in the 2012, as compared with 2011, was primarily due to improved unit sales volumes of approximately $239 million. In U.S. markets, investments in the electrical grid by utility companies is increasing, resulting in improved sales of transmission and substation structures. The effect of sales mix was favorable in 2012, as compared with 2011, by approximately $10 million. Sales mix was mainly related to certain large orders that were taken in 2010 and early 2011, when market pricing was particularly low. As market conditions improved, pricing recovered to a degree, resulting in improved pricing and mix as the year progressed. Sales in international markets in 2012 were improved over 2011. Sales in the Asia Pacific region are higher, offset to some extent by lower sales in Europe and the Middle East.

        Operating income in 2012, as compared with 2011, increased due to the increase in North America sales volume, moderating raw material costs and leverage effects on fixed SG&A and factory expenses. These positive effects were offset to a degree by $12.9 million of additional rework and other unanticipated costs related to certain large orders. The increase in SG&A expense for the segment in 2012 as compared with 2011, was mainly due to increased employee compensation of $3.1 million and increased sales commissions of $1.0 million, associated with the increase in business levels.

  Coatings segment

        Coatings segment sales to outside customers in 2012 was comparable with 2011, as improved sales in the United States was offset to a degree by lower sales in the Asia Pacific region. In the United States, we experienced broad-based improved demand from customers, especially in the agriculture, petrochemical and energy economic sectors, which included higher sales for galvanizing services to our other segments. Asia Pacific volumes in 2012 were down from 2011, due to slowness in the Australian industrial economy not related to mining. Average selling prices in 2012 were comparable with 2011.

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

  Irrigation segment

        The increase in Irrigation segment net sales in 2012, as compared with 2011, was mainly due to improved sales volumes of approximately $78 million and favorable pricing and sales mix of approximately $23 million. These increases were offset by unfavorable currency translation effects of approximately $15 million in 2012, as compared with 2011. The pricing and sales mix effect was generally due to sales price increases that took effect in the second half of 2011 to recover higher material costs in early 2011. In global markets, the sales growth was due to very strong agricultural economies around the world. Farm commodity prices continue to be favorable, with a positive outlook for net farm income in most markets around the world. We believe that farm commodity prices have been favorable due to strong demand, including consumption in the production of ethanol and other fuels, and traditionally low inventories of major farm commodities. We believe the drought conditions in much of the U.S. this summer contributed to the increased demand for irrigation equipment and related service parts in 2012. The very dry growing conditions throughout much of the U.S. highlight the benefits of irrigation in order to maintain crop yields under these circumstances. In international markets, the sales improvement in 2012, as compared with 2011, was also realized in most markets due to generally favorable economic conditions in the global farm economy.

        Operating income for the segment improved in 2012, as compared with 2011, due to improved sales unit volumes and improved sales prices in light of stable material costs. The higher average selling prices resulted from rising material costs in 2011, when sales price increases lagged material cost inflation. The stability in raw material purchase costs also resulted in $4.6 million in lower LIFO expenses in 2012, as compared with 2011. SG&A expenses in 2012 were comparable with 2011.

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

  Net corporate expense

        Net corporate expense in 2012 was higher than 2011, mainly due to:

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,161.3 million at December 28, 2013, as compared with $1,013.5 million at December 29, 2012. The increase in net working capital in 2013 mainly resulted from increased cash on hand due to increased profitability on higher sales and slightly lower receivables and inventory on-hand in 2013. Operating cash flow was $396.4 million in 2013, as compared with $197.1 million in 2012 and $149.7 million in 2011. The increase in operating cash flow in 2013 mainly was the result of improved operations and management of working capital. The loss upon the deconsolidation of EMD of $12.0 million and the impairment of EMD's fixed assets of $12.2 million were non-cash in nature. The increase in operating cash flow in 2012 as compared with 2011 mainly resulted from the reduction in the non-cash tax benefits associated with the Delta Ltd. legal reorganization recorded as a reduction of income tax expense ($66.0 million) in fiscal 2011.

        Investing Cash Flows—Capital spending in fiscal 2013 was $106.8 million, as compared with $97.1 million in fiscal 2012. The most significant capital spending projects in 2013 included certain capacity expansions in the Utility and Irrigation segments. We expect our capital spending for the 2014 fiscal year to be approximately $100 million. In 2013, investing cash flows included proceeds from asset sales of $37.6 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows included $63.2 million paid for the Locker and Armorflex acquisitions in 2013 and $45.7 million paid for the PMG acquisition in 2012.

        Financing Cash Flows—Our total interest-bearing debt was $490.1 million at December 28, 2013, as compared with $486.2 million at December 29, 2012. Financing cash flows in 2013 included approximately $9.3 million to acquire the remaining 40% of the shares of Valley Irrigation South Africa Pty. Ltd. and $11.6 million in cash held by EMD that was removed from our consolidated balance sheet upon deconsolidation. 2011 financing cash flows included approximately $25.3 million to acquire the remaining 40% of the shares of Donhad Pty. Ltd.

  Sources of Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At December 28, 2013, our long-term debt to invested capital ratio was 22.3%, as compared with 23.9% at December 29, 2012. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2014.

        Our debt financing at December 28, 2013 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $105.2 million, $87.0 million of which was unused at December 28, 2013. Our long-term debt principally consists of:

  •
  $450 million face value ($461 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

        At December 28, 2013, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 28, 2013, we had the ability to borrow $382.1 million under this facility, after consideration of standby letters of credit of $17.9 million associated with certain insurance obligations.

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

        At December 28, 2013, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 28, 2013 were as follows:

Interest-bearing debt	$490,133
EBITDA-last four quarters	546,208
Leverage ratio	0.90
EBITDA-last four quarters	$546,208
Interest expense-last four quarters	32,502
Interest earned ratio	16.81

        The calculation of EBITDA-last four quarters is presented under the column for fiscal 2013 in footnote (b) to the table "Selected Five-Year Data" in Item 6—Selected Financial Data.

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2014 and beyond.

        We have not made any provision for U.S. income taxes in our financial statements on approximately $644.3 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $613.7 million at December 28, 2013, $395.1 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If we repatriated all of our cash outside the United States to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay approximately from $49.8 million to $138.3 million in income taxes to repatriate that cash.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 28, 2013 were as follows (in millions of dollars):

Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	After 2018
Long-term debt	$459.9	$0.2	$0.5	$—	$459.2
Interest	189.0	29.9	59.7	59.6	39.8
Delta pension plan contributions	181.1	18.1	36.2	36.2	90.6
Operating leases	118.5	27.5	40.0	22.1	28.9
Acquisition earn-out payments	11.4	2.7	4.0	—	4.7
Unconditional purchase commitments	88.4	88.0	0.4	—	—

Total contractual cash obligations	$1,048.3	$166.4	$140.8	$117.9	$623.2

        Long-term debt mainly consisted of $450.0 million principal amount of senior unsecured notes. At December 28, 2013, we had no outstanding borrowings under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non-compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Acquisition earn-out payments relate to anticipated payments to the prior owners of PMG and Locker, as a portion of the consideration paid for these entities is contingent in nature. The earn-out arrangements generally relate to the meeting of certain profitability targets. Locker's target period ends in February 2015 and PMG's ends in December 2017.

        Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2014, and certain capital investments planned for 2014. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 28, 2013, we had approximately $43.9 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

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

        Interest Rates—Our interest-bearing debt at December 28, 2013 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2013 and 2012 by approximately $0.2 million and $0.1 million, respectively. Likewise, we have excess cash balances on deposit in interest-bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2013 by approximately $0.4 million.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 28, 2013, the Company had open foreign currency forward contracts related to a large sales contract that will be settled in Canadian dollars. The notional amount of the open forward contracts to sell Canadian dollars is $28,032 and will be settled by the end of March 2014. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $32.7 million in 2013 and $32.4 million in 2012.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2013	2012
	(in millions)
Australian dollar	$24.0	$27.3
Chinese renminbi	14.9	13.9
Canadian dollar	8.1	8.8
Euro	5.7	6.8
Brazilian real	3.2	3.3
U.K. pound	3.5	2.3

        Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 28, 2013, we have open natural gas swaps for 120,000 MMBtu.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $20.7 million at December 28, 2013. If our estimate changed by 50%, the impact on operating income would be approximately $10.4 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value of approximately 43% of our inventory. The remaining 57% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2013 and 2012, we experienced lower costs to produce inventory than in the prior year, due mainly to lower cost for steel and steel-related products. This resulted in lower cost of goods sold (and higher operating income) in 2013 and 2012 of approximately $0.6 million and $3.7 million, respectively, than had our entire inventory been valued on the FIFO method. In 2011, we experienced higher costs compared to previous years and operating income was lower by approximately $7.0 million than had our entire inventory been valued on the FIFO method.

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

Depreciation, Amortization and Impairment of Long-Lived Assets

        Our long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. In 2013, we determined that the property, plant and equipment in our EMD operation was impaired. The impairment was due to continued global oversupply of global manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases of EMD in 2014 would be substantially below prior years. As future prospects for the operation were not as favorable as the past, the company undertook an impairment review in the fourth quarter of 2013, which resulted in the $12.2 million impairment.

        We identified twelve reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under current accounting standards, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

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

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 16% to 17%, which we estimate to be the after-tax cost of capital for such assets. The Company's trade names were tested for impairment in the third quarter of 2013 and 2012 and the Company determined that the value of its trade names were not impaired. In 2011, the Company determined the PiRod and Industrial Galvanizers of America trade names were impaired, which resulted in a write down of $3.8 million.

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

        At December 28, 2013, we had approximately $146.5 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $107.8 million. As a result of a legal entity restructuring within the Delta group in fiscal 2011, we released of a portion of valuation allowances previously established. Prior to the legal entity restructuring, because these tax losses were generated in the U.K. and Delta had no operations or future income taxable in the U.K., Delta historically did not establish a value on its financial statements for deferred tax assets associated with net operating losses and book and tax basis differences in its pension plan liability. Also, at December 28, 2013, $100.1 million in valuation allowances remain in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        During 2013 we recorded $1.3 million in income tax expense on $8.6 million of undistributed earnings of foreign subsidiaries which we determined are not permanently invested. Foreign subsidiaries not considered permanently invested had total cash of $17.2 million at December 28, 2013. We have not made any U.S. income tax provision in our financial statements for $644.3 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Foreign subsidiaries considered permanently invested had total cash of $366.8 million at December 28, 2013. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation. The amount of that income tax would depend on how much of those earnings were repatriated and the related timing but could range from a low of $49.8 million to a high of $138.3 million.

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

The following tables present the key assumptions used to measure pension expense for 2014 and the estimated impact on 2014 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	4.45%
Expected return on plan assets	5.50%
Inflation—CPI	2.70%
Inflation—RPI	3.60%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.50% decrease in discount rate	$1.0
0.50% decrease in expected return on plan assets	$2.5
0.50% increase in inflation	$2.5

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required is included under the captioned paragraph, "Risk Management" on page 34 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 25, 2014

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

	2013	2012	2011
Product sales	$2,976,359	$2,721,512	$2,353,470
Services sales	327,852	308,029	308,010

Net sales	3,304,211	3,029,541	2,661,480
Product cost of sales	2,144,942	2,032,030	1,788,908
Services cost of sales	214,041	195,055	205,762

Total cost of sales	2,358,983	2,227,085	1,994,670

Gross profit	945,228	802,456	666,810
Selling, general and administrative expenses	472,159	420,160	403,500

Operating income	473,069	382,296	263,310

Other income (expenses):
Interest expense	(32,502)	(31,625)	(36,175)
Interest income	6,477	8,272	9,265
Other	2,373	347	(2,643)

	(23,652)	(23,006)	(29,553)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	449,417	359,290	233,757

Income tax expense (benefit):
Current	167,922	122,782	89,552
Deferred	(10,141)	3,720	(84,962)

	157,781	126,502	4,590

Earnings before equity in earnings of nonconsolidated subsidiaries	291,636	232,788	229,167
Equity in earnings of nonconsolidated subsidiaries	835	6,128	8,059
Loss from deconsolidation of subsidiary	(12,011)	—	—

Net earnings	280,460	238,916	237,226
Less: Earnings attributable to noncontrolling interests	(1,971)	(4,844)	(8,918)

Net earnings attributable to Valmont Industries, Inc.	$278,489	$234,072	$228,308

Earnings per share:
Basic	$10.45	$8.84	$8.67
Diluted	$10.35	$8.75	$8.60

Cash dividends declared per share	$0.975	$0.855	$0.705

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three-year period ended December 28, 2013

(Dollars in thousands)

	2013	2012	2011
Net earnings	$280,460	$238,916	$237,226

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	(71,698)	15,741	(21,976)
Realized loss on sale of foreign entity investment included in other expense	5,194	—	1,446
Realized loss on deconsolidation of subsidiary	8,559	—	—

	(57,945)	15,741	(20,530)

Unrealized loss on cash flow hedge:
Loss arising during the period	—	—	(3,568)
Amortization cost included in interest expense	400	400	233

	400	400	(3,335)

Actuarial gain (loss) in defined benefit pension plan liability, net of tax expense (benefit) of ($10,143) in 2013, ($12,377) in 2012, and $8,697 in 2011	(41,282)	(35,020)	22,365

Other comprehensive income (loss)	(98,827)	(18,879)	(1,500)

Comprehensive income	181,633	220,037	235,726
Comprehensive income attributable to noncontrolling interests	(9,174)	(6,079)	(7,011)

Comprehensive income attributable to Valmont Industries, Inc.	$172,459	$213,958	$228,715

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 28, 2013 and December 29, 2012

(Dollars in thousands, except shares and per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$613,706	$414,129
Receivables, less allowance for doubtful receivables of $10,369 in 2013 and $7,898 in 2012	515,440	515,902
Inventories	380,000	412,384
Prepaid expenses	22,997	25,144
Refundable and deferred income taxes	65,697	58,381

Total current assets	1,597,840	1,425,940

Property, plant and equipment, at cost	1,017,126	994,774
Less accumulated depreciation and amortization	482,916	482,162

Net property, plant and equipment	534,210	512,612

Goodwill	349,632	330,791
Other intangible assets	170,917	172,270
Other assets	123,895	126,938

Total assets	$2,776,494	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$202	$224
Notes payable to banks	19,024	13,375
Accounts payable	216,121	212,424
Accrued employee compensation and benefits	122,967	101,905
Accrued expenses	71,560	78,503
Dividends payable	6,706	6,002

Total current liabilities	436,580	412,433

Deferred income taxes	78,924	88,300
Long-term debt, excluding current installments	470,907	472,593
Defined benefit pension liability	154,397	112,043
Deferred compensation	39,109	31,920
Other noncurrent liabilities	51,731	44,252
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	1,562,670	1,300,529
Accumulated other comprehensive income	(47,685)	43,938
Cost of treasury stock, common shares of 1,075,039 in 2013 and 1,225,836 in 2012	(20,860)	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,522,025	1,349,912

Noncontrolling interest in consolidated subsidiaries	22,821	57,098

Total shareholders' equity	1,544,846	1,407,010

Total liabilities and shareholders' equity	$2,776,494	$2,568,551

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 28, 2013

(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$280,460	$238,916	$237,226
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	77,436	70,218	74,560
Deconsolidation of subsidiary	12,011	—	—
Impairment of property, plant and equipment	12,161	—	—
Stock-based compensation	6,513	5,829	5,931
Defined benefit pension plan expense	6,569	4,281	5,449
Contribution to defined benefit pension plan	(17,619)	(11,591)	(11,860)
(Gain) loss on sale of property, plant and equipment	(4,318)	321	693
Equity in earnings in nonconsolidated subsidiaries	(835)	(6,128)	(8,059)
Deferred income taxes	(10,141)	3,720	(84,962)
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(12,708)	(84,890)	(17,430)
Inventories	13,431	(13,613)	(118,866)
Prepaid expenses	4,115	1,243	(4,042)
Accounts payable	12,448	(6,249)	42,637
Accrued expenses	21,698	20,640	11,845
Other noncurrent liabilities	(1,474)	(4,350)	(5,881)
Income taxes payable (refundable)	(3,305)	(21,250)	22,430

Net cash flows from operating activities	396,442	197,097	149,671

Cash flows from investing activities:
Purchase of property, plant and equipment	(106,753)	(97,074)	(83,069)
Acquisitions (net of cash acquired)	(63,152)	(45,687)	(1,539)
Proceeds from sale of assets	37,582	6,025	3,706
Other, net	602	44	(3,161)

Net cash flows from investing activities	(131,721)	(136,692)	(84,063)

Cash flows from financing activities:
Net borrowings under short-term agreements	5,510	1,828	2,698
Proceeds from long-term borrowings	274	39,126	277,832
Principal payments on long-term obligations	(591)	(39,564)	(271,245)
Cash decrease due to deconsolidation of subsidiary	(11,615)	—	—
Dividends paid	(25,414)	(21,520)	(18,227)
Dividends to noncontrolling interest	(1,767)	(1,944)	(4,958)
Purchase of noncontrolling interest	(9,324)	—	(25,253)
Proceeds from sale of partial ownership interest	—	1,404	—
Settlement of financial derivative	—	—	(3,568)
Debt issuance fees	—	(1,747)	(1,339)
Proceeds from exercises under stock plans	16,348	21,827	20,008
Excess tax benefits from stock option exercises	5,306	5,494	3,033
Purchase of treasury shares	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(16,107)	(21,259)	(20,090)

Net cash flows from financing activities	(37,380)	(16,355)	(45,911)

Effect of exchange rate changes on cash and cash equivalents	(27,764)	7,185	(3,707)

Net change in cash and cash equivalents	199,577	51,235	15,990
Cash and cash equivalents—beginning of year	414,129	362,894	346,904

Cash and cash equivalents—end of year	$613,706	$414,129	$362,894

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 28, 2013

(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 25, 2010	$27,900	$—	$850,269	$63,645	$(25,922)	$94,235	$1,010,127
Net earnings	—	—	228,308	—	—	8,918	237,226
Other comprehensive income (loss)	—	—	—	407	—	(1,907)	(1,500)
Cash dividends declared ($0.705 per share)	—	—	(18,642)	—	—	—	(18,642)
Dividends to noncontrolling interests	—	—	—	—	—	(4,958)	(4,958)
Purchase of noncontrolling interest	—	16,592	—	—	—	(41,845)	(25,253)
Other changes in noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Purchase of 53,847 treasury shares	—	—	—	—	(4,802)	—	(4,802)
Stock plan exercises; 184,639 shares acquired	—	—	—	—	(20,090)	—	(20,090)
Stock options exercised; 306,218 shares issued	—	(25,556)	19,763	—	25,801	—	20,008
Tax benefit from stock option exercises	—	3,033	—	—	—	—	3,033
Stock option expense	—	5,623	—	—	—	—	5,623
Stock awards; 23,968 shares issued	—	308	—	—	325	—	633

Balance at December 31, 2011	27,900	—	1,079,698	64,052	(24,688)	50,949	1,197,911
Net earnings	—	—	234,072	—	—	4,844	238,916
Other comprehensive income (loss)	—	—	—	(20,114)	—	1,235	(18,879)
Cash dividends declared ($0.855 per share)	—	—	(22,756)	—	—	—	(22,756)
Dividends to noncontrolling interests	—	—	—	—	—	(1,944)	(1,944)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 174,943 shares acquired	—	—	—	—	(21,259)	—	(21,259)
Stock options exercised; 341,090 shares issued	—	(10,713)	9,515	—	23,025	—	21,827
Tax benefit from stock option exercises	—	5,494	—	—	—	—	5,494
Stock option expense	—	4,934	—	—	—	—	4,934
Stock awards; 20,998 issued	—	895	—	—	467	—	1,362

Balance at December 29, 2012	27,900	—	1,300,529	43,938	(22,455)	57,098	1,407,010
Net earnings	—	—	278,489	—	—	1,971	280,460
Other comprehensive loss	—	—	—	(91,623)	—	(7,204)	(98,827)
Cash dividends declared ($0.975 per share)	—	—	(26,118)	—	—	—	(26,118)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Acquisition of Locker	—	—	—	—	—	325	325
Purchase of noncontrolling interests	—	(2,038)	—	—	—	(7,286)	(9,324)
Deconsolidation of subsidiary	—	—	—	—	—	(20,316)	(20,316)
Stock plan exercises; 103,023 shares acquired	—	—	—	—	(16,107)	—	(16,107)
Stock options exercised; 216,105 shares issued	—	(9,781)	9,770	—	16,359	—	16,348
Tax benefit from stock option exercises	—	5,306	—	—	—	—	5,306
Stock option expense	—	5,194	—	—	—	—	5,194
Stock awards; 33,721 shares issued	—	1,319	—	—	1,343	—	2,662

Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). The investment in Delta EMD Pty. Ltd ("EMD") was recorded at fair value subsequent to its deconsolidation. Investments in other 20% to 50% owned affiliates and joint ventures are accounted for by the equity method. Investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated.

  Cash overdrafts

        Cash book overdrafts totaling $21,713 and $23,321 were classified as accounts payable at December 28, 2013 and December 29, 2012, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

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

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 28, 2013 and December 29, 2012 consisted of 52 weeks. The Company's fiscal year ended December 31, 2011 consisted of 53 weeks. The estimated impact on the company's results of operations due to the extra week in fiscal

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2011 was additional net sales of approximately $50,000 and additional net earnings of approximately $3,000.

  Accounts Receivable

        Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality.

  Inventories

        Approximately 43% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 28, 2013 and December 29, 2012, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $45,204 and $45,822 at December 28, 2013 and December 29, 2012, respectively.

  Long-Lived Assets

        Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2013, 2012 and 2011 was $62,291, $55,559 and $54,352, respectively.

        An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. In November 2013, it was determined that the carrying amount of certain fixed assets of Delta EMD, Ltd. were not recoverable and an impairment loss of $12,161 was recorded to reduce the carrying amount of the fixed assets to fair value. The impairment was a result of continued global oversupply of global manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases of EMD in 2014 would be substantially below prior years. This charge was recorded in Product Cost of Sales in the Consolidated Statements of Earnings.

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

Three-year period ended December 28, 2013

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

  Derivative Instrument

        The Company may enter into derivative financial instruments to manage risk associated with fluctuation in interest rates, foreign currency rates or commodities. Where applicable, the Company may elect to account for such derivatives as either a cash flow or fair value hedge.

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

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities are translated at the exchange rates in effect on the balance sheet dates. The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 29, 2012	$30,576	$(2,935)	$16,297	$43,938
Current-period comprehensive income	(50,741)	400	(41,282)	(91,623)

Balance at December 28, 2013	$(20,165)	$(2,535)	$(24,985)	$(47,685)

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

  Equity Method Investments

        The Company has equity method investments in non-consolidated subsidiaries which are recorded within "Other assets" on the Consolidated Balance Sheet. In February 2013, the Company sold its nonconsolidated investment in Manganese Materials Company Pty. Ltd. to the majority owner of the business for approximately $29,250. The profit on the sale was not significant, which included the recognition of $5,194 in currency translation adjustments previously recorded as part of "Accumulated other comprehensive income" on the Consolidated Balance Sheet. The Company also recognized certain deferred tax benefits of approximately $3,200 associated with the sale in the first quarter of 2013.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Treasury Stock

        Repurchased shares are recorded as "Treasury Stock" and result in a reduction of "Shareholders' Equity." When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to "Additional Paid-In Capital."

  Research and Development

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Earnings. Research and development expenses were approximately $10,200 in 2013, $7,100 in 2012, and $6,200 in 2011.

  Subsequent Events

        The Company has evaluated all subsequent events requiring recognition after December 28, 2013 and did not identify any subsequent events that require disclosure.

  Recently Issued Accounting Pronouncements

        On February 5, 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance was adopted in fiscal 2013 and it did not have a significant effect on the Company's financial position, results of operations or cash flows.

(2) ACQUISITIONS AND DECONSOLIDATION

Acquisitions of Businesses

        On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. ("Locker"). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price may be paid to the sellers upon the achievement of certain gross profit and inventory targets over the next two years. The Company determined the present value of the potential additional purchase price at February 5, 2013 to be $7,178. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in the Asia Pacific region and is part of the Engineered Infrastructure Products segment.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the Locker acquisition (goodwill is not deductible for tax purposes):

At February 5, 2013
Current Assets	$25,584
Property, plant and equipment	20,412
Intangible assets	11,205
Goodwill	14,325

Total fair value of assets acquired	$71,526

Current liabilities	9,595
Deferred income taxes	483
Other non-current liabilities	677
Non-controlling interests	325

Total fair value of liabilities assumed	11,080

Net assets acquired	$60,446

        The Company's Consolidated Statements of Earnings for the 52 weeks ended December 28, 2013 includes net sales and net earnings of $64,709 and $2,132, respectively, resulting from Locker's operations from February 5, 2013 to December 28, 2013.

        Based on the fair value assessments, the Company allocated $11,205 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Locker acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,116	Indefinite
Customer Relationships	6,042	10.0
Software and Technology	1,047	5.0

Total Intangible Assets	$11,205

        In December 2013, the Company purchased 100% of the outstanding shares of Armorflex International Ltd. ("Armorflex") for $10,000. Armorflex is a company holding proprietary intellectual property for products serving the highway safety market. In the preliminary measurement of fair values of assets acquired and liabilities assumed, we recorded goodwill of $6,864 and an aggregate of $3,792 for customer relationships, patented technology and other intangible assets. The fair value measurements are not yet complete, due to final working capital calculations and certain income tax measurements that have not been finalized. The Company expects these measurements to be completed in the first quarter of 2014. The goodwill is not deductible for tax purposes. Armorflex is included in

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

the Engineered Infrastructure Products segment and was acquired to expand the Company's highway safety product offerings in the Asia Pacific region. This acquisition did not have a significant effect on the Company's fiscal 2013 financial results.

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

        The Company's Consolidated Statement of Earnings for the the fiscal year ended December 28, 2013 included net sales of $98,295 and net earnings of $4,666 resulting from the Locker, Armorflex and Pure Metal acquisitions. The pro forma effect of these acquisitions on the fiscal 2012 Statement of Earnings was as follows:

Fifty-two weeks Ended December 29, 2012
Net sales	$3,144,054
Net earnings	234,847
Earnings per share—diluted	$8.79

        In 2011, the Company acquired 60% of an irrigation monitoring services company for $1,539. This acquisition did not have a significant effect on the Company's fiscal 2011 financial results.

Acquisitions of Noncontrolling Interests

        In June 2011, the Company acquired the remaining 40% of Donhad Pty. Ltd. ("Donhad") that it did not own for $25,253. In October 2013, the Company acquired the remaining 40% of Valley Irrigation South Africa Pty. Ltd. that it did not own for $9,324. As these transactions were acquisitions of the remaining shares of a consolidated subsidiary with no change in control, they were recorded within shareholders' equity and as a financing cash flow in the Consolidated Statement of Cash Flows.

Deconsolidation

        In December 2013, the Company's ownership in Delta EMD, Ltd. ("EMD"), a consolidated subsidiary located in South Africa, was reduced below 50% through a supplementary contribution of 1,500,000 shares to the Delta Pension Plan ("DPP"). The DPP is managed by independent trustees whose fiduciary responsibility is to make decisions for the DPP based on the best interests of the participants. The loss recognized on the deconsolidation of EMD was $12,011, or $0.45 per share, which consisted of $8,559 realized losses on foreign currency translation adjustments previously reported in shareholders' equity and $3,452 in losses due to remeasurement of the remaining

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

investment to fair value based on the market value of EMD shares, which are publicly traded on the Johannesburg stock exchange (JSE:DTA). The Company made a fair value election with respect to its remaining ownership interest in EMD and will report its investment at fair value going forward, using the quoted market price of the EMD shares as fair value.

        The net sales of EMD included in the Company's Consolidated Statements of Earnings in 2013, 2012 and 2011 were $38,621, $44,290 and $50,387, respectively. The net earnings of EMD attributable to the Company for the same years were a loss of $3,535 in 2013 and earnings of $1,043 and $3,707 in 2012 and 2011, respectively.

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2013	2012	2011
Interest	$32,655	$31,276	$34,176
Income taxes	167,146	137,121	66,898

(4) INVENTORIES

        Inventories consisted of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Raw materials and purchased parts	$179,576	$199,808
Work-in-process	27,294	36,114
Finished goods and manufactured goods	218,334	222,284

Subtotal	425,204	458,206
Less: LIFO reserve	45,204	45,822

	$380,000	$412,384

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2013	2012
Land and improvements	$71,726	$73,713
Buildings and improvements	265,112	254,171
Machinery and equipment	520,262	519,212
Transportation equipment	37,213	37,205
Office furniture and equipment	73,200	72,728
Construction in progress	49,613	37,745

	$1,017,126	$994,774

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(5) PROPERTY, PLANT AND EQUIPMENT (Continued)

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $26,567, $24,645, and $22,775 for fiscal 2013, 2012, and 2011, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 28, 2013 are:

Fiscal year ending
2014	$27,490
2015	22,547
2016	17,406
2017	13,225
2018	8,871
Subsequent	28,903

Total minimum lease payments	$118,442

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill was performed during the third quarter of 2013. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 28, 2013 and December 29, 2012 were as follows:

	As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$177,495	$76,024	13 years
Proprietary Software & Database	3,896	2,896	6 years
Patents & Proprietary Technology	11,334	7,239	8 years
Non-compete Agreements	1,620	1,438	6 years

	$194,345	$87,597

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

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

        Amortization expense for intangible assets was $15,233, $14,332, and $14,833 for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2014	$15,724
2015	14,817
2016	14,252
2017	14,212
2018	12,491

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

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012	Year Acquired
Webforge	$17,787	$17,411	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,387	9,189	2010
Donhad	7,082	6,932	2010
Pure Metal Galvanizing	1,888	2,022	2012
PiRod	1,750	1,750	2001
Industrial Galvanizers	4,117	4,030	2010
Other	11,047	7,247

	$64,169	$59,692

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2013. The values of the trade names were determined using the relief-from-royalty method. The Company determined that the value of its trade names were not impaired.

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

  Goodwill

        The carrying amount of goodwill by segment as of December 28, 2013 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791
Acquisition	21,189	—	—	—	—	21,189
Foreign currency translation	(2,669)	—	9	(97)	409	(2,348)
Other	1,737	(1,737)	—	—	—	—

Balance at December 28, 2013	$175,442	$75,404	$77,062	$2,420	$19,304	$349,632

        The Company examined the goodwill assigned to its reporting units in the third quarter of 2013 and determined that the goodwill on its consolidated balance sheet at December 28, 2013 was not impaired. The acquisition amount arose from the acquisitions of Locker and Armorflex. The other

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

category relates to a minor component that was transferred from the Utility Support Structure segment to the Engineered Infrastructure Products segment.

        The carrying amount of goodwill by segment as of December 29, 2012 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 31, 2011	$151,558	$77,141	$64,820	$2,576	$18,567	$314,662
Impairment	—	—	—	—	—	—
Acquisition	—	—	12,676	—	—	12,676
Foreign currency translation	3,627	—	(443)	(59)	328	3,453

Balance at December 29, 2012	$155,185	$77,141	$77,053	$2,517	$18,895	$330,791

        The acquisition amount arose from the acquisition of Pure Metal Galvanizing.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $105,187 at December 28, 2013. As of December 28, 2013, $18,144 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused and available borrowings under the lines of credit were $87,043 at December 28, 2013. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 8.65% at December 28, 2013, and 7.18% at December 29, 2012. Other notes payable of $880 and $573 were outstanding at December 28, 2013 and December 29, 2012, respectively.

(8) INCOME TAXES

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2013	2012	2011
United States	$338,163	$248,840	$134,363
Foreign	111,254	110,450	99,394

	$449,417	$359,290	$233,757

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        Income tax expense (benefit) consists of:

	2013	2012	2011
Current:
Federal	$110,847	$81,000	$53,005
State	16,398	10,342	8,915
Foreign	39,285	32,294	29,287

	166,530	123,636	91,207

Non-current:	1,392	(854)	(1,655)
Deferred:
Federal	(8,661)	(3,824)	(4,586)
State	(307)	(660)	(1,180)
Foreign	(1,173)	8,204	(79,196)

	(10,141)	3,720	(84,962)

	$157,781	$126,502	$4,590

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	1.7	1.5
Carryforwards, credits and changes in valuation allowances	0.9	1.8	(27.7)
Foreign tax rate differences	(2.4)	(2.5)	(2.7)
Changes in unrecognized tax benefits	0.3	(0.2)	(0.7)
Domestic production activities deduction	(2.1)	(2.3)	(2.3)
Other	1.0	1.7	(1.1)

	35.1%	35.2%	2.0%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2013	2012
Deferred income tax assets:
Accrued expenses and allowances	$17,038	$18,020
Accrued insurance	1,508	1,283
Tax credits and loss carryforwards	146,473	161,348
Defined benefit pension liability	30,879	25,770
Inventory allowances	3,938	4,151
Accrued warranty	6,552	5,463
Deferred compensation	51,413	42,031

Gross deferred income tax assets	257,801	258,066
Valuation allowance	(107,767)	(120,979)

Net deferred income tax assets	150,034	137,087

Deferred income tax liabilities:
Property, plant and equipment	36,657	35,756
Intangible assets	57,787	60,134
Other liabilities	7,206	11,198

Total deferred income tax liabilities	101,650	107,088

Net deferred income tax asset/(liability)	$48,384	$29,999

        Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2013	2012
Refundable and deferred income taxes	$57,344	$57,209
Other assets	69,964	61,090
Deferred income taxes	(78,924)	(88,300)

Net deferred income tax asset/(liability)	$48,384	$29,999

        Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 28, 2013 and December 29, 2012 respectively, there were $146,473 and $161,348 relating to tax credits and loss carryforwards and $30,879 and $25,770 related to the defined benefit pension obligation.

        Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 28, 2013 that

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2014 through 2028.

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

        The following summarizes the activity related to our unrecognized tax benefits in 2013 and 2012, in thousands:

	2013	2012
Gross unrecognized tax benefits—beginning of year	$3,370	$4,304
Gross increases—tax positions in prior period	1,464	37
Gross decreases—tax positions in prior period	—	(3)
Gross increases—current-period tax positions	1,336	328
Lapse of statute of limitations	(1,443)	(1,296)

Gross unrecognized tax benefits—end of year	$4,727	$3,370

        There are approximately $639 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2013, the Company recorded a reduction of its gross unrecognized tax benefit of $1,443 with $938 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In the third and fourth quarters of 2012, the company recorded a reduction of its gross unrecognized tax benefit of $541 and $756 respectively, with $351 and $491 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In addition to these amounts, there was an aggregate of $314 and $405 of interest and penalties at December 28, 2013 and December 29, 2012, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2010 and forward remain open under U.S. statutes of limitation. Generally, tax years 2009 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,491 and $3,164 at December 28, 2013 and December 29, 2012, respectively.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively extended the research and experimentation (R&E) tax credit in the U.S. for two years, from January 1, 2012 through December 31, 2013. Because a change in tax law is accounted for in the period of

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012 of a benefit of approximately $750 was recognized in the first quarter of 2013.

        On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations ("TPR") under IRC Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended December 28, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company has analyzed the expected impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

        During 2013 the Company recorded $1,326 in income tax expense on $8,572 of undistributed earnings of foreign subsidiaries which are not considered permanently invested. Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $644,290 at December 28, 2013 and $586,198 at December 29, 2012, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. Furthermore, the currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

(9) LONG-TERM DEBT

	December 28, 2013	December 29, 2012
6.625% senior unsecured notes(a)	$450,000	$450,000
Unamortized premium on senior unsecured notes(a)	11,241	12,708
Revolving credit agreement(b)	—	—
IDR Bonds(c)	8,500	8,500
Other notes	1,368	1,609

Total long-term debt	471,109	472,817
Less current installments of long-term debt	202	224

Long-term debt, excluding current installments	$470,907	$472,593

(a)
The senior unsecured notes include an aggregate principal amount of $450,000 on which interest is paid and an unamortized premium balance of $11,241 at December 28, 2013. The notes bear interest at 6.625% per annum and are due in April 2020. The premium will be amortized against interest expense as interest payments are made over the term of

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

  the notes. These notes may be repurchased at specified prepayment premiums. These notes are guaranteed by certain subsidiaries of the Company.

(b)
On August 15, 2012, the Company entered into a five-year multicurrency $400,000 revolving credit agreement with a group of banks. The Company may increase the credit agreement by up to an additional $200,000 at any time, subject to the participating banks increasing the amount of their lending commitments. The interest rate on outstanding borrowings is, at the Company's option, either:

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 125 to 225 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or;

(ii)
the higher of

•
The higher of (a) the prime lending rate and (b) the Federal Funds rate plus 50 basis points plus, in each case, 25 to 125 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA, or

•
LIBOR (based on a 1 month interest period) plus 125 to 225 basis points (inclusive of facility fees), depending on the Company's ratio of debt to EBITDA

          At December 28, 2013, the Company had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 28, 2013, the Company had the ability to borrow $382.1 million under this facility. Standby letters of credit totaling $17.9 million related to various insurance obligations were outstanding at December 28, 2013 and reduce the amount available to borrow under this agreement.

(c)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at December 28, 2013 and December 29, 2012 were 0.21% and 0.30%, respectively.

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 28, 2013. The minimum aggregate maturities of long-term debt for each of the five years following 2013 are: $202, $235, $229, $15 and $7.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 28, 2013, 1,476,466 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $5,194, $4,934 and $5,623 of compensation expense (included in selling, general and administrative expenses) in the 2013, 2012 and 2011 fiscal years, respectively. The associated tax benefits recorded in the 2013, 2012 and 2011 fiscal years was $1,974, $1,875 and $2,137, respectively.

        At December 28, 2013, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.31 years, was approximately $10,418.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2013, 2012 and 2011 was estimated using the following assumptions:

	2013	2012	2011
Expected volatility	33.26%	33.76%	32.50%
Risk-free interest rate	1.16%	0.74%	0.88%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	0.72%	0.77%	0.82%

        Following is a summary of the activity of the stock plans during 2011, 2012 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 25, 2010	1,222,894	$66.22
Granted	214,206	85.40
Exercised	(306,218)	(61.57)
Forfeited	(52,169)	(76.12)

Outstanding at December 31, 2011	1,078,713	$70.88	4.68	$22,382

Options vested or expected to vest at December 31, 2011	1,048,182	$70.52	4.63	22,113

Options exercisable at December 31, 2011	618,844	$61.57	3.56	18,441

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The weighted average per share fair value of options granted during 2011 was $23.32.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,078,713	$70.88
Granted	140,007	136.01
Exercised	(341,090)	(61.53)
Forfeited	(8,638)	(84.18)

Outstanding at December 29, 2012	868,992	$84.91	4.68	$43,410

Options vested or expected to vest at December 29, 2012	845,470	$84.26	4.64	42,765

Options exercisable at December 29, 2012	485,786	$71.06	3.67	30,846

        The weighted average per share fair value of options granted during 2012 was $38.17.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2012	868,992	$84.91
Granted	155,254	144.86
Exercised	(216,105)	(72.17)
Forfeited	(12,920)	(129.08)

Outstanding at December 28, 2013	795,221	$99.29	4.56	$39,994

Options vested or expected to vest at December 28, 2013	775,237	$98.41	4.51	39,678

Options exercisable at December 28, 2013	464,377	$81.73	3.58	31,508

        The weighted average per share fair value of options granted during 2013 was $37.88.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        Following is a summary of the status of stock options outstanding at December 28, 2013:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$20.53 - 53.09	53,199	1.39 years	$31.34	38,499	$23.77
$57.46 - 86.72	446,370	3.73 years	80.80	372,481	80.49
$105.44 - 151.45	295,652	6.37 years	139.45	53,397	132.24

	795,221			464,377

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2013, 2012 and 2011, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2013	2012	2011
Shares issued	47,271	27,293	47,417
Weighted-average per share price on grant date	$146.72	$132.21	$88.26
Compensation expense	$3,667	$2,835	$2,004

        At December 28, 2013 the amount of deferred stock-based compensation granted, to be recognized over a weighted-average period of 1.95 years, was approximately $8,796.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2013:
Net earnings attributable to Valmont Industries, Inc.	$278,489	$—	$278,489
Weighted average shares outstanding (000's)	26,641	258	26,899
Per share amount	$10.45	$0.10	$10.35
2012:
Net earnings attributable to Valmont Industries, Inc.	$234,072	$—	$234,072
Weighted average shares outstanding (000's)	26,471	293	26,764
Per share amount	$8.84	$0.09	$8.75
2011:
Net earnings attributable to Valmont Industries, Inc.	$228,308	$—	$228,308
Weighted average shares outstanding (000's)	26,329	221	26,550
Per share amount	$8.67	$0.07	$8.60

        Basic and diluted net earnings and earnings per share for 2013 included a non-cash after-tax loss of $12,011 ($0.45 per share) associated with the deconsolidation of Delta EMD Pty. Ltd. (EMD) and an after-tax loss of $4,569 ($0.17 per share) related to a fixed asset impairment loss recorded by EMD in the fourth quarter of 2013. Basic and diluted net earnings and earnings per share for 2011 included an income tax benefit of $66,026 ($2.49 per share) related to a legal entity reorganization of Delta Ltd.

        At the end of fiscal years 2013, 2012 and 2011, there were approximately 1,200, 137,000, and 20,000 options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2013, 2012 and 2011 Company contributions to these plans amounted to approximately $11,600, $10,000 and $8,700 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were approximately $27,133 and $20,087 at December 28, 2013 and December 29, 2012, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. Amounts distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $1,626 and $250 at December 28, 2013 and December 29, 2012, respectively. All distributions were made in cash.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 28, 2013 the carrying amount of the Company's long-term debt was $471,109 with an estimated fair value of approximately $517,807. At December 29, 2012 the carrying amount of the Company's long-term debt was $472,817 with an estimated fair value of approximately $541,559.

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $27,133 ($20,087 in 2012) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $13,910 is recorded at fair value at December 28, 2013. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,043	$41,043	$—	$—

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$20,087	$20,087	$—	$—

(14) DERIVATIVE FINANCIAL INSTRUMENTS

        The Company manages risk from foreign currency rate risk related to foreign currency denominated transactions and from natural gas supply pricing. From time to time, the Company manages these risks using derivative financial instruments. Most of these derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings. Some derivative financial instruments may be accounted for as a fair value or cash flow hedge. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counterparties who are recognized, stable multinational banks.

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

        Annual consolidated purchase requirements for North America are approximately 1,113,800 MMBtu. At December 28, 2013 there were open swaps totaling 120,000 MMBtu with a total unrealized gain of $73, which was recorded in the Company's consolidated statement of earnings for the fiscal year ended December 28, 2013. At December 29, 2012 there were open swaps totaling 70,000 MMBtu with a total unrealized gain of $3, which was recorded in the Company's consolidated statement of earnings for the fiscal year ended December 29, 2012.

        Interest Rate Fluctuations:    In connection with the issuance of the $150,000 principal amount of senior notes in June 2011, the Company executed a contract for a notional amount of $130,000 to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On June 8, 2011, this contract was settled with the Company paying approximately $3,568 to the counterparty. As such, the Company recorded the $3,568 in accumulated accumulated other comprehensive income in fiscal 2011 and amortizes this loss to interest expense as interest payments are made over the term of the debt.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(14) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        At December 28, 2013, the Company had open foreign currency forward contracts related to a large sales contract that will be settled in Canadian dollars. The purpose of the contracts was to reduce the effect of exchange rate fluctuations on the profitability of the contract and is accounted for as a fair value hedge. The notional amount of the open forward contracts to sell Canadian dollars is $28,032 and will be settled by the end of March 2014. Total unrealized gains on the forward contracts at the end of fiscal 2013 were $475. There were no significant open foreign currency contracts at December 29, 2012 or December 31, 2011.

(15) GUARANTEES

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 28, 2013 and December 29, 2012, were as follows:

	2013	2012
Balance, beginning of period	$15,333	$13,586
Payments made	(9,033)	(14,997)
Change in liability for warranties issued during the period	15,193	16,542
Change in liability for pre-existing warranties	(782)	202

Balance, end of period	$20,711	$15,333

(16) DEFINED BENEFIT RETIREMENT PLAN

        Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 28, 2013.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.6121/£ and $1.6469/£ to translate the net pension liability into U.S. dollars at December 29, 2012 and December 28, 2013, respectively.

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

	Projected Benefit Obligation	Plan Assets	Funded status
Fair value at December 31, 2011	$492,519	$424,495	$(68,024)
Employer contributions	—	11,591
Interest cost	23,445	—
Actual return on plan assets	—	41,345
Benefits paid	(11,722)	(11,722)
Actuarial loss	69,859	—
Currency translation	23,666	20,015

Fair Value at December 29, 2012	$597,767	$485,724	$(112,043)

        Changes in the PBO and fair value of plan assets for the pension plan for the period from December 29, 2012 to December 28, 2013 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 29, 2012	$597,767	$485,724	$(112,043)
Employer contributions	—	17,619
Interest cost	26,431	—
Actual return on plan assets	—	7,676
Settlements	(12,981)	(12,981)
Benefits paid	(11,573)	(11,573)
Actuarial loss	37,235	—
Currency translation	14,978	10,995

Fair Value at December 28, 2013	$651,857	$497,460	$(154,397)

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 28, 2013 and December 29, 2012 consisted of actuarial gains (losses):

Balance December 31, 2011	$60,014
Actuarial loss	(48,524)
Currency translation gain	1,127

Balance December 29, 2012	12,617
Actuarial loss	(49,421)
Currency translation loss	(2,004)

Balance December 28, 2013	$(38,808)

        The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $0.

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 28, 2013 and December 29, 2012 were as follows:

Percentages	2013	2012
Discount rate	4.45%	4.60%
Salary increase	N/A	N/A
CPI Inflation	2.70%	2.70%
RPI Inflation	3.60%	3.20%

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

        The components of the net periodic pension expense for the fiscal years ended December 28, 2013 and December 29, 2012 were as follows:

	2013	2012
Net Periodic Benefit Cost:
Interest cost	26,431	23,445
Expected return on plan assets	(19,862)	(19,168)

Net periodic benefit expense	$6,569	$4,277

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2013 and 2012:

Percentages	2013	2012
Discount rate	4.60%	4.80%
Expected return on plan assets	4.20%	4.40%
RPI Inflation	3.20%	3.20%
CPI Inflation	2.70%	2.30%

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

Cash Contributions

        The Company completed negotiations with Plan trustees in 2013 regarding annual funding for the Plan. The annual contributions into the Plan are $16,469 (£10,000) per annum as part of the Plan's recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,812 (£1,100) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2014 through 2022:

2014	$12,681
2015	13,175
2016	13,669
2017	14,163
Years 2018 - 2022	76,087

Asset Allocation Strategy

        The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of

  •
  Long-term fixed-income securities that are investment grade or government-backed in nature;

  •
  Common stock mutual funds in U.K. and non-U.K. companies, and;

  •
  Diversified growth funds, which are invested in a number of investments, including common stock, fixed income funds, properties and commodities.

        The plan, as required by U.K. law, has an independent trustee that sets investment policy. The general strategy is to invest approximately 50% of the assets of the plan in common stock mutual funds and diversified growth funds, with the remainder of the investments in long-term fixed income

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

securities, including corporate bonds and index-linked U.K. gilts. The trustees regularly consult with representatives of the plan sponsor and independent advisors on such matters.

        The pension plan investments are held in a trust. The weighted-average maturity of the corporate bond portfolio was 13 years at December 28, 2013.

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

        Corporate Stock—This investment category consists of common and preferred stock, including mutual funds, issued by U.K. and non-U.K. corporations.

        Diversified growth funds—This investment category consists of diversified investment funds, whose holdings include common stock, fixed income funds, properties and commodities of U.K. and non-U.K. securities.

        These assets are pooled investment funds whereby the underlying investments can be valued using quoted market prices. As the fair values of the pooled investment funds themselves are not publicly quoted, they are classified as Level 2 investments.

        At December 28, 2013 and December 29, 2012, the pension plan assets measured at fair value on a recurring basis were as follows:

December 28, 2013	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$10,791	$—	$10,791
Index-linked gilts	—	112,208	—	112,208
Corporate bonds	—	166,604	—	166,604
Corporate stock	—	141,029	—	141,029
Diversified growth funds	—	66,828	—	66,828

Total plan net assets at fair value	$—	$497,460	$—	$497,460

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

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

        In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of forged steel grinding media for the mining industry, tubular products for industrial customers, and the distribution of industrial fasteners and are reported in the "Other" category.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

        In 2013, the Company changed its presentation of certain intersegment utility structure sales to align with management's current reporting structure. Fiscal 2012 and 2011 reporting was reclassified to conform with the 2013 presentation. Accordingly, fiscal 2012 and 2011 EIP segment sales (and the associated intersegment sales elimination) for 2012 increased by $49,427 and $21,657, respectively. Fiscal 2012 and 2011 segment sales (after intersegment sales eliminations) and operating income were unchanged from amounts previously reported.

Summary by Business Segments

	2013	2012	2011
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$660,423	$637,082	$595,048
Communication Products	139,888	134,711	109,131
Access Systems	201,498	159,740	135,341

Engineered Infrastructure Products segment	1,001,809	931,533	839,520
Utility Support Structures segment:
Steel	853,459	752,621	546,926
Concrete	108,579	120,899	77,944

Utility Support Structures segment	962,038	873,520	624,870
Coatings segment	357,635	334,552	327,322
Irrigation segment	882,179	750,641	666,007
Other	303,595	328,737	331,986

Total	3,507,256	3,218,983	2,789,705
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	104,306	98,220	46,923
Utility Support Structures segment	2,343	3,857	4,105
Coatings segment	56,649	52,478	46,534
Irrigation segment	5	49	111
Other	39,742	34,838	30,552

Total	203,045	189,442	128,225
NET SALES:
Engineered Infrastructure Products segment	897,503	833,313	792,597
Utility Support Structures segment	959,695	869,663	620,765
Coatings segment	300,986	282,074	280,788
Irrigation segment	882,174	750,592	665,896
Other	263,853	293,899	301,434

Total	$3,304,211	$3,029,541	$2,661,480

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

	2013	2012	2011
OPERATING INCOME (LOSS):
Engineered Infrastructure Products	$87,647	$54,013	$40,753
Utility Support Structures	174,740	129,025	70,643
Coatings	74,917	71,641	58,656
Irrigation	181,498	143,605	107,759
Other	30,984	46,575	45,670
Corporate	(76,717)	(62,563)	(60,171)

Total	473,069	382,296	263,310
Interest expense, net	(26,025)	(23,353)	(26,910)
Other	2,373	347	(2,643)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$449,417	$359,290	$233,757

TOTAL ASSETS:
Engineered Infrastructure Products	$873,757	$784,659	$750,992
Utility Support Structures	524,113	510,943	432,657
Coatings	315,663	334,841	283,588
Irrigation	323,435	287,354	267,615
Other	126,337	202,289	203,185
Corporate	613,189	448,465	368,039

Total	$2,776,494	$2,568,551	$2,306,076

CAPITAL EXPENDITURES:
Engineered Infrastructure Products	$15,878	$20,244	$13,328
Utility Support Structures	39,347	41,081	31,501
Coatings	12,206	13,280	22,881
Irrigation	21,416	12,618	8,766
Other	6,270	4,428	4,501
Corporate	11,636	5,423	2,092

Total	$106,753	$97,074	$83,069

DEPRECIATION AND AMORTIZATION:
Engineered Infrastructure Products	$31,057	$27,164	$30,637
Utility Support Structures	14,375	13,284	12,548
Coatings	14,656	12,015	12,175
Irrigation	6,679	6,209	6,006
Other	7,663	8,168	8,539
Corporate	3,006	3,378	4,655

Total	$77,436	$70,218	$74,560

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2013	2012	2011
NET SALES:
United States	$2,077,812	$1,870,703	$1,473,819
Australia	492,698	499,025	491,395
China	97,788	135,398	148,219
Other	635,913	524,415	548,047

Total	$3,304,211	$3,029,541	$2,661,480

LONG-LIVED ASSETS:
United States	$530,042	$470,154	$439,147
Australia	342,320	321,456	329,453
Canada	71,512	77,945	36,979
Other	234,780	273,056	247,554

Total	$1,178,654	$1,142,611	$1,053,133

        No single customer accounted for more than 10% of net sales in 2013, 2012, or 2011. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. While Australia accounted for approximately 15% of the Company's net sales in 2013, no other foreign country accounted for more than 4% of the Company's net sales.

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

(18) COMMITMENTS & CONTINGENCIES

        Various claims and lawsuits are pending against Company and certain of its subsidiaries. The Company cannot fully determine the effect of all asserted and unasserted claims on its consolidated results of operations, financial condition, or liquidity. Where asserted and unasserted claims are considered probable and reasonably estimable, a liability has been recorded. We do not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On April 8, 2010, the Company issued $300,000 of senior unsecured notes at a coupon interest rate of 6.625% per annum. In June 2011, the Company issued an additional $150,000 principal amount of these notes to redeem senior subordinated notes. The notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

        In 2013, the Company classified "Equity in earnings of nonconsolidated subsidiaries" as an adjustment to reconcile net earnings to operating cash flows, as part of "Net cash flows from operating activities" in the Consolidating Statement of Cash Flows. In the 2012 and 2011 Consolidating Statements of Cash Flows, these amounts were classified within "Other, net", as part of "Net cash flows from investing activities". The Company revised its presentation for 2012 and 2011 with respect to the supplemental information included in this footnote in order to achieve comparability in the Consolidating Statements of Cash Flows.

        The revisions consisted of recording the amounts previously reported in "Other, net" in cash flows from investing activities that were related to earnings from subsidiaries to 'Equity in earnings of nonconsolidated subsidiaries' in cash flows from operating activities. Accordingly, the eliminations to reconcile consolidated net earnings are contained in the "Net cash flows from operating activities".

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        The "Non-Guarantor" and "Total" columns were not affected by any of these revisions. There was also no effect on the consolidated (total) net cash flows or any other statements in this footnote. The following is a reconciliation of the columns affected for 2011 and 2012:

	Parent		Guarantor		Eliminations
		Parent		Guarantor		Eliminations
	As previously reported		As previously reported		As previously reported
		As revised		As revised		As revised
2011
Cash flows from operating activities:
Equity in earnings of nonconsolidated subsidiaries	$(1,241)	$(173,305)	$—	$(125,269)	$—	$297,333
Net cash flows from operating activities	233,161	61,097	121,137	(4,132)	(298,404)	(1,071)
Cash flows from investing activities:
Other, net	(190,242)	(18,178)	(109,457)	15,812	298,404	1,071
Net cash flows from investing activities	(209,376)	(37,312)	(121,229)	4,040	298,404	1,071
2012
Cash flows from operating activities:
Equity in earnings of nonconsolidated subsidiaries	$(978)	$(129,655)	$—	$(86,170)	$—	$214,847
Net cash flows from operating activities	213,129	84,452	84,262	(1,908)	(216,171)	(1,324)
Cash flows from investing activities:
Other, net	(138,869)	(10,192)	(63,791)	22,379	216,171	1,324
Net cash flows from investing activities	(182,346)	(53,669)	(85,949)	221	216,171	1,324

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,540,266	$689,230	$1,402,191	$(327,476)	$3,304,211
Cost of sales	1,107,020	503,431	1,078,695	(330,163)	2,358,983

Gross profit	433,246	185,799	323,496	2,687	945,228
Selling, general and administrative expenses	209,350	59,370	203,439	—	472,159

Operating income	223,896	126,429	120,057	2,687	473,069

Other income (expense):
Interest expense	(30,801)	(46,999)	(1,699)	46,997	(32,502)
Interest income	55	1,032	52,387	(46,997)	6,477
Other	4,791	9	(2,427)	—	2,373

	(25,955)	(45,958)	48,261	—	(23,652)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	197,941	80,471	168,318	2,687	449,417

Income tax expense (benefit):
Current	78,912	35,772	52,558	680	167,922
Deferred	(8,948)	(19)	(1,174)	—	(10,141)

	69,964	35,753	51,384	680	157,781

Earnings before equity in earnings of nonconsolidated subsidiaries	127,977	44,718	116,934	2,007	291,636
Equity in earnings of nonconsolidated subsidiaries	150,512	53,236	494	(203,407)	835
Loss from deconsolidation of subsidiary	—	—	(12,011)	—	(12,011)

Net earnings	278,489	97,954	105,417	(201,400)	280,460
Less: Earnings attributable to noncontrolling interests	—	—	(1,971)	—	(1,971)

Net earnings attributable to Valmont Industries, Inc	$278,489	$97,954	$103,446	$(201,400)	$278,489

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

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

Three-year period ended December 28, 2013

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

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$278,489	$97,954	$105,417	$(201,400)	$280,460

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	81,824	(153,522)	—	(71,698)
Realized loss on sale of foreign entity investment included in other expense	—	—	5,194		5,194
Realized loss on deconsolidation of subsidiary	—	—	8,559	—	8,559

	—	81,824	(139,769)	—	(57,945)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	400	—	—	—	400

	400	—	—	—	400

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(41,282)	—	(41,282)
Equity in other comprehensive income	(106,430)	—	—	106,430	—

Other comprehensive income (loss)	(106,030)	81,824	(181,051)	106,430	(98,827)

Comprehensive income	172,459	179,778	(75,634)	(94,970)	181,633
Comprehensive income attributable to noncontrolling interests	—	—	(9,174)	—	(9,174)

Comprehensive income attributable to Valmont Industries, Inc.	$172,459	$179,778	$(84,808)	$(94,970)	$172,459

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

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

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$228,308	$142,900	$164,422	$(298,404)	$237,226

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(958)	(21,018)	—	(21,976)
Realized loss on sale of foreign entity investment included in other expense	—	—	1,446	—	1,446

	—	(958)	(19,572)	—	(20,530)

Unrealized loss on cash flow hedge:
Loss arising during the period	(3,568)	—	—	—	(3,568)
Amortization cost included in interest expense	233	—	—	—	233

	(3,335)	—	—	—	(3,335)

Actuarial gain (loss) in defined benefit pension plan liability	—	—	22,365	—	22,365
Equity in other comprehensive income	3,742	—	—	(3,742)	—

Other comprehensive income (loss)	407	(958)	2,793	(3,742)	(1,500)

Comprehensive income	228,715	141,942	167,215	(302,146)	235,726
Comprehensive income attributable to noncontrolling interests	—	—	(7,011)	—	(7,011)

Comprehensive income attributable to Valmont Industries, Inc.	$228,715	$141,942	$160,204	$(302,146)	$228,715

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$215,576	$49,053	$349,077	$—	$613,706
Receivables, net	139,179	108,646	267,615	—	515,440
Inventories	132,953	70,231	176,816	—	380,000
Prepaid expenses	4,735	932	17,330	—	22,997
Refundable and deferred income taxes	41,167	8,351	16,179	—	65,697

Total current assets	533,610	237,213	827,017	—	1,597,840

Property, plant and equipment, at cost	522,734	125,764	368,628	—	1,017,126
Less accumulated depreciation and amortization	300,066	61,520	121,330	—	482,916

Net property, plant and equipment	222,668	64,244	247,298	—	534,210

Goodwill	20,108	107,542	221,982	—	349,632
Other intangible assets	346	48,461	122,110	—	170,917
Investment in subsidiaries and intercompany accounts	1,417,425	1,367,308	518,059	(3,302,792)	—
Other assets	30,759	—	93,136	—	123,895

Total assets	$2,224,916	$1,824,768	$2,029,602	$(3,302,792)	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$14	$—	$202
Notes payable to banks	—	—	19,024	—	19,024
Accounts payable	62,153	20,365	133,603	—	216,121
Accrued employee compensation and benefits	76,370	13,713	32,884	—	122,967
Accrued expenses	28,362	7,315	35,883	—	71,560
Dividends payable	6,706	—	—	—	6,706

Total current liabilities	173,779	41,393	221,408	—	436,580

Deferred income taxes	18,983	29,279	30,662	—	78,924
Long-term debt, excluding current installments	470,175	514,223	732	(514,223)	470,907
Defined benefit pension liability	—	—	154,397	—	154,397
Deferred compensation	32,339	—	6,770	—	39,109
Other noncurrent liabilities	7,615	—	44,116	—	51,731
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	891,236	(1,041,522)	—
Retained earnings	1,562,670	565,193	517,703	(1,082,896)	1,562,670
Accumulated other comprehensive income	(47,685)	66,444	(115,225)	48,781	(47,685)
Treasury stock	(20,860)	—	—	—	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,522,025	1,239,873	1,548,696	(2,788,569)	1,522,025

Noncontrolling interest in consolidated subsidiaries	—	—	22,821		22,821

Total shareholders' equity	1,522,025	1,239,873	1,571,517	(2,788,569)	1,544,846

Total liabilities and shareholders' equity	$2,224,916	$1,824,768	$2,029,602	$(3,302,792)	$2,776,494

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$40,926	$83,203	$290,000	$—	$414,129
Receivables, net	144,161	86,403	285,338	—	515,902
Inventories	146,619	71,988	193,777	—	412,384
Prepaid expenses	7,153	1,029	16,962	—	25,144
Refundable and deferred income taxes	29,359	6,904	22,118	—	58,381

Total current assets	368,218	249,527	808,195	—	1,425,940

Property, plant and equipment, at cost	456,497	122,937	415,340	—	994,774
Less accumulated depreciation and amortization	288,226	55,239	138,697	—	482,162

Net property, plant and equipment	168,271	67,698	276,643	—	512,612

Goodwill	20,108	107,542	203,141	—	330,791
Other intangible assets	499	53,517	118,254	—	172,270
Investment in subsidiaries and intercompany accounts	1,456,159	1,246,777	615,152	(3,318,088)	—
Other assets	32,511	—	94,427	—	126,938

Total assets	$2,045,766	$1,725,061	$2,115,812	$(3,318,088)	$2,568,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$189	$—	$35	$—	$224
Notes payable to banks	—	—	13,375	—	13,375
Accounts payable	72,610	22,006	117,808	—	212,424
Accrued employee compensation and benefits	61,572	10,530	29,803	—	101,905
Accrued expenses	30,641	4,674	43,188	—	78,503
Income Tax payable	—	31	669	(700)	—
Dividends payable	6,002	—	—	—	6,002

Total current liabilities	171,014	37,241	204,878	(700)	412,433

Deferred income taxes	23,305	27,851	37,144	—	88,300
Long-term debt, excluding current installments	471,828	599,873	765	(599,873)	472,593
Defined benefit pension liability	—	—	112,043	—	112,043
Deferred compensation	25,200	—	6,720	—	31,920
Other noncurrent liabilities	4,507	—	39,745	—	44,252
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	893,274	(1,043,560)	—
Retained earnings	1,300,529	467,240	443,337	(910,577)	1,300,529
Accumulated other comprehensive income	43,938	(15,380)	65,826	(50,446)	43,938
Treasury stock	(22,455)	—	—	—	(22,455)

Total Valmont Industries, Inc. shareholders' equity	1,349,912	1,060,096	1,657,419	(2,717,515)	1,349,912

Noncontrolling interest in consolidated subsidiaries	—	—	57,098	—	57,098

Total shareholders' equity	1,349,912	1,060,096	1,714,517	(2,717,515)	1,407,010

Total liabilities and shareholders' equity	$2,045,766	$1,725,061	$2,115,812	$(3,318,088)	$2,568,551

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$278,489	$97,954	$105,417	$(201,400)	$280,460
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,270	12,862	43,304	—	77,436
Deconsolidation of subsidiary	—	—	12,011	—	12,011
Impairment of property, plant and equipment	—	—	12,161	—	12,161
Stock-based compensation	6,513	—	—	—	6,513
Defined benefit pension plan expense	—	—	6,569	—	6,569
Contribution to defined benefit pension plan	—	—	(17,619)	—	(17,619)
(Gain) loss on sale of property, plant and equipment	885	42	(5,245)	—	(4,318)
Equity in earnings in nonconsolidated subsidiaries	(150,512)	(53,236)	(494)	203,407	(835)
Deferred income taxes	(8,948)	(19)	(1,174)	—	(10,141)
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	6,181	(22,259)	3,370	—	(12,708)
Inventories	12,966	1,757	(1,292)	—	13,431
Prepaid expenses	2,417	98	1,600	—	4,115
Accounts payable	(10,458)	(1,643)	24,549	—	12,448
Accrued expenses	19,191	5,824	(3,317)	—	21,698
Other noncurrent liabilities	3,201	—	(4,675)	—	(1,474)
Income taxes payable	(5,908)	(3,251)	5,029	825	(3,305)

Net cash flows from operating activities	175,287	38,129	180,194	2,832	396,442

Cash flows from investing activities:
Purchase of property, plant and equipment	(76,582)	(4,439)	(25,732)	—	(106,753)
Acquisitions, net of cash acquired	—	—	(63,152)	—	(63,152)
Proceeds from sale of assets	794	35	36,753	—	37,582
Other, net	86,258	(34,024)	(48,800)	(2,832)	602

Net cash flows from investing activities	10,470	(38,428)	(100,931)	(2,832)	(131,721)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	5,510	—	5,510
Proceeds from long-term borrowings	—	—	274	—	274
Principal payments on long-term obligations	(187)	—	(404)	—	(591)
Cash decrease due to deconsolidation of subsidiary	—	—	(11,615)	—	(11,615)
Dividends paid	(25,414)	—	—	—	(25,414)
Intercompany dividends	8,947	20,133	(29,080)	—	—
Intercompany interest on long-term note	—	(46,057)	46,057	—	—
Dividends to noncontrolling interest	—	—	(1,767)	—	(1,767)
Purchase of noncontrolling interest	—	—	(9,324)	—	(9,324)
Proceeds from exercises under stock plans	16,348	—	—	—	16,348
Excess tax benefits from stock option exercises	5,306	—	—	—	5,306
Purchase of common treasury shares—stock plan exercises	(16,107)	—	—	—	(16,107)

Net cash flows from financing activities	(11,107)	(25,924)	(349)	—	(37,380)

Effect of exchange rate changes on cash and cash equivalents	—	(7,927)	(19,837)	—	(27,764)

Net change in cash and cash equivalents	174,650	(34,150)	59,077	—	199,577
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of year	$215,576	$49,053	$349,077	$—	$613,706

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$234,072	$96,982	$123,333	$(215,471)	$238,916
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,121	12,923	38,174	—	70,218
Stock-based compensation	5,829	—	—	—	5,829
Defined benefit pension plan expense	—	—	4,281	—	4,281
Contribution to defined benefit pension plan	—	—	(11,591)	—	(11,591)
(Gain) loss on sale of property, plant and equipment	89	(17)	249	—	321
Equity in earnings in nonconsolidated subsidiaries	(129,655)	(86,170)	(5,150)	214,847	(6,128)
Deferred income taxes	(4,721)	(496)	8,937	—	3,720
Other
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(21,751)	(32,833)	(30,306)	—	(84,890)
Inventories	(20,756)	5,850	1,293	—	(13,613)
Prepaid expenses	(3,705)	(20)	4,968	—	1,243
Accounts payable	4,446	578	(11,273)	—	(6,249)
Accrued expenses	20,339	945	(644)	—	20,640
Other noncurrent liabilities	123	—	(4,473)	—	(4,350)
Income taxes payable	(18,979)	350	(1,921)	(700)	(21,250)

Net cash flows from operating activities	84,452	(1,908)	115,877	(1,324)	197,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(43,590)	(22,197)	(31,287)	—	(97,074)
Acquisitions, net of cash acquired	—	—	(45,687)	—	(45,687)
Proceeds from sale of assets	113	39	5,873	—	6,025
Other, net	(10,192)	22,379	(13,467)	1,324	44

Net cash flows from investing activities	(53,669)	221	(84,568)	1,324	(136,692)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,828	—	1,828
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term obligations	(39,197)	—	(367)	—	(39,564)
Dividends paid	(21,520)	—	—	—	(21,520)
Intercompany dividends	—	64,348	(64,348)	—	—
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Dividends to noncontrolling interest	—	—	(1,944)	—	(1,944)
Debt issuance fees	(1,747)	—	—	—	(1,747)
Proceeds from exercises under stock plans	21,827	—	—	—	21,827
Excess tax benefits from stock option exercises	5,494	—	—	—	5,494
Purchase of common treasury shares—stock plan exercises	(21,259)	—	—	—	(21,259)

Net cash flows from financing activities	(17,402)	64,348	(63,301)	—	(16,355)

Effect of exchange rate changes on cash and cash equivalents	—	2,285	4,900	—	7,185

Net change in cash and cash equivalents	13,381	64,946	(27,092)	—	51,235
Cash and cash equivalents—beginning of year	27,545	18,257	317,092	—	362,894

Cash and cash equivalents—end of year	$40,926	$83,203	$290,000	$—	$414,129

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2011

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$228,308	$142,900	$164,422	$(298,404)	$237,226
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,570	15,593	38,397	—	74,560
Stock-based compensation	5,931	—	—	—	5,931
Defined benefit pension plan expense	—	—	5,449	—	5,449
Contribution to defined benefit pension plan	—	—	(11,860)	—	(11,860)
Loss on sale of property, plant and equipment	18	123	552	—	693
Equity in earnings in nonconsolidated subsidiaries	(173,305)	(125,269)	(6,818)	297,333	(8,059)
Deferred income taxes	(4,787)	(964)	(79,211)	—	(84,962)
Other	—	—	—	—	—
Changes in assets and liabilities, before acquisitions:
Receivables	(16,228)	(2,904)	1,702	—	(17,430)
Inventories	(61,976)	(45,808)	(11,082)	—	(118,866)
Prepaid expenses	30	(89)	(3,983)	—	(4,042)
Accounts payable	22,311	6,174	14,152	—	42,637
Accrued expenses	18,298	6,112	(12,565)	—	11,845
Other noncurrent liabilities	598	—	(6,479)	—	(5,881)
Income taxes payable (refundable)	21,329	—	1,101	—	22,430

Net cash flows from operations	61,097	(4,132)	93,777	(1,071)	149,671

Cash flows from investing activities:
Purchase of property, plant and equipment	(19,185)	(12,180)	(51,704)	—	(83,069)
Acquisitions, net of cash acquired	—	—	(1,539)	—	(1,539)
Proceeds from sale of assets	51	408	3,247	—	3,706
Other, net	(18,178)	15,812	(1,866)	1,071	(3,161)

Net cash flows from investing activities	(37,312)	4,040	(51,862)	1,071	(84,063)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,698	—	2,698
Proceeds from long-term borrowings	277,832	—	—	—	277,832
Principal payments on long-term obligations	(271,192)	—	(53)	—	(271,245)
Dividends paid	(18,227)	—	—	—	(18,227)
Intercompany dividends	14,090	17,730	(31,820)	—	—
Dividends to noncontrolling interest	—	—	(4,958)	—	(4,958)
Purchase of noncontrolling interest	—	—	(25,253)	—	(25,253)
Settlement of financial derivative	(3,568)	—	—	—	(3,568)
Debt issuance fees	(1,339)	—	—	—	(1,339)
Proceeds from exercises under stock plans	20,008	—	—	—	20,008
Excess tax benefits from stock option exercises	3,033	—	—	—	3,033
Purchase of treasury shares	(4,802)	—	—	—	(4,802)
Purchase of common treasury shares—stock plan exercises	(20,090)	—	—	—	(20,090)

Net cash flows from financing activities	(4,255)	17,730	(59,386)	—	(45,911)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,707)	—	(3,707)

Net change in cash and cash equivalents	19,530	17,638	(21,178)	—	15,990
Cash and cash equivalents—beginning of year	8,015	619	338,270	—	346,904

Cash and cash equivalents—end of year	$27,545	$18,257	$317,092	$—	$362,894

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended December 28, 2013

(Dollars in thousands, except per share amounts)

(20) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2013
First	$819,630	$235,369	$77,569	$2.92	$2.89	$164.93	$133.40	$0.225
Second	878,659	261,471	89,563	3.36	3.33	157.99	132.16	0.250
Third	778,032	225,564	56,489	2.12	2.10	153.16	133.38	0.250
Fourth(1)	827,890	222,824	54,868	2.06	2.04	150.58	129.00	0.250

Year	$3,304,211	$945,228	$278,489	$10.45	$10.35	$164.93	$129.00	$0.975

2012
First	$717,350	$186,314	$52,325	$1.98	$1.96	$118.99	$90.21	$0.180
Second	767,315	199,395	59,980	2.27	2.24	128.40	106.52	0.225
Third	729,839	192,402	56,731	2.14	2.12	136.11	119.23	0.225
Fourth	815,037	224,345	65,036	2.45	2.43	141.18	125.00	0.225

Year	$3,029,541	$802,456	$234,072	$8.84	$8.75	$141.18	$90.21	$0.855

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(1)
The fourth quarter of 2013 included a non-cash after-tax loss of $12,011 ($.45 per share) associated with the deconsolidation of Delta EMD Pty. Ltd. and an after-tax loss of $4,569 ($0.17 per share) related to a fixed asset impairment loss.

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

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 28, 2013.

        The effectiveness of the Company's internal control over financial reporting as of December 28, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013, of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 25, 2014

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 28, 2013. The Company was added to these indexes in 2009 by Standard & Poor's. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

TEN YEAR COMPARISON

FIVE YEAR COMPARISON

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2013", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(a)
(1)(2) Financial Statements and Schedules.

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

(a)
(3) Exhibits.

        Index to Exhibits, Page 105

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 28, 2013
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,898	4,674	(2,203)	$10,369
Allowance for deferred income tax asset valuation	120,979	(13,212)	—	107,767
Fifty-two weeks ended December 29, 2012
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,555	1,336	(993)	$7,898
Allowance for deferred income tax asset valuation	123,522	(2,543)	—	120,979
Fifty-three weeks ended December 31, 2011
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$8,406	1,627	(2,478)	$7,555
Allowance for deferred income tax asset valuation	208,130	(84,608)	—	123,522

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2014.

Valmont Industries, Inc.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/25/2014
/s/ TERRY J. MCCLAIN Terry J. McClain	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/25/2014
/s/ MARK C. JAKSICH Mark C. Jaksich	Vice President and Controller (Principal Accounting Officer)	2/25/2014
Walter Scott, Jr.*	Kenneth E. Stinson*
Glen A. Barton*	James B. Milliken*
Daniel P. Neary*	K.R. (Kaj) den Daas*
Catherine James Paglia*	Clark (Sandy) Randt*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 25th day of February, 2014. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.2 to the Company's Annual Report on form 10-K for the year ended December 29, 2012 and is incorporated herein by reference.

Exhibit 4.1		Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 2012 and is incorporated herein by reference.

Exhibit 4.2	—	Indenture relating to senior subordinated debt dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee. This document was filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 4.3	—	Supplemental Indenture dated as of March 3, 2010 to Indenture dated as of May 4, 2004 between Valmont, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association as Trustee. This document was filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 2009 and is incorporated herein by this reference.

Exhibit 4.4	—	Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.5	—	First Supplemental Indenture, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 10.1	—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.2	—	The Company's 1999 Stock Plan, as amended. This document was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.3	—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated herein by reference.

Exhibit 10.4	—	Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.5	*	—	The Company's 2008 Stock Plan.

Exhibit 10.6			The Company's 2013 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.7		—	Form of Stock Option Agreement. This document was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.8		—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.9		—	Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.10		—	Form of Restricted Stock Unit Agreement (Foreign Employee). This document was filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by this reference.

Exhibit 10.11			Form of Director Stock Option Agreement. This document was filed as Exhibit 10.9 to the Company's Annual Report on form 10-K for the year ended December 29, 2012 and is incorporated herein by reference.

Exhibit 10.12*		—	The 2008 Valmont Executive Incentive Plan.

Exhibit 10.13			The 2013 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.14		—	Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2013", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 29, 2014.

Exhibit 10.15	*	—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors.

Exhibit 10.16	*	—	VERSP Deferred Compensation Plan.

Exhibit 10.17			Separation Agreement and Release dated August 13, 2013 between Richard P. Heyse and the Company. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 13, 2013 and is incorporated by reference.

Exhibit 21	*	—	Subsidiaries of the Company.

Exhibit 23	*	—	Consent of Deloitte & Touche LLP.

Exhibit 24	*	—	Power of Attorney.

Exhibit 31.1	*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	*	—	Section 906 Certifications.

Exhibit 101		—	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*
Filed herewith

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.17.