Form 10-Q
period 2014-03-29
VALMONT INDUSTRIES INC
filed 2014-04-30
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
or
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

26,883,338
Outstanding shares of common stock as of April 22, 2014

VALMONT INDUSTRIES, INC.

INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Product sales	$681,043	$740,447
Services sales	70,697	79,183

Net sales	751,740	819,630
Product cost of sales	497,843	529,161
Services cost of sales	46,915	55,100

Total cost of sales	544,758	584,261

Gross profit	206,982	235,369
Selling, general and administrative expenses	108,134	117,179

Operating income	98,848	118,190

Other income (expenses):
Interest expense	(8,197)	(8,190)
Interest income	1,739	1,353
Other	(5,812)	1,556

	(12,270)	(5,281)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	86,578	112,909

Income tax expense (benefit):
Current	32,938	38,660
Deferred	(2,923)	(3,687)

	30,015	34,973

Earnings before equity in earnings of nonconsolidated subsidiaries	56,563	77,936
Equity in earnings of nonconsolidated subsidiaries	—	204

Net earnings	56,563	78,140
Less: Earnings attributable to noncontrolling interests	(583)	(571)

Net earnings attributable to Valmont Industries, Inc.	$55,980	$77,569

Earnings per share:
Basic	$2.10	$2.92

Diluted	$2.08	$2.89

Cash dividends declared per share	$0.250	$0.225

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,715	26,583

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,950	26,859

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net earnings	$56,563	$78,140

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	11,637	(9,620)
Realized loss included in net earnings during the period	—	(5,194)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	100
Actuarial gain (loss) in defined benefit pension plan	(233)	(936)

Other comprehensive income (loss)	11,504	(15,650)

Comprehensive income	68,067	62,490
Comprehensive loss (income) attributable to noncontrolling interests	88	1,640

Comprehensive income attributable to Valmont Industries, Inc.	$68,155	$64,130

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$488,195	$613,706
Receivables, net	529,693	515,440
Inventories	424,825	380,000
Prepaid expenses	57,913	22,997
Refundable and deferred income taxes	57,935	65,697

Total current assets	1,558,561	1,597,840

Property, plant and equipment, at cost	1,171,914	1,017,126
Less accumulated depreciation and amortization	559,711	482,916

Net property, plant and equipment	612,203	534,210

Goodwill	355,844	349,632
Other intangible assets, net	226,469	170,917
Other assets	132,789	123,895

Total assets	$2,885,866	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$202
Notes payable to banks	14,860	19,024
Accounts payable	234,218	216,121
Accrued employee compensation and benefits	86,327	122,967
Accrued expenses	91,110	71,560
Income taxes payable	9,967	—
Dividends payable	6,721	6,706

Total current liabilities	443,391	436,580

Deferred income taxes	104,642	78,924
Long-term debt, excluding current installments	479,141	470,907
Defined benefit pension liability	139,047	154,397
Deferred compensation	46,502	39,109
Other noncurrent liabilities	53,340	51,731
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,615,696	1,562,670
Accumulated other comprehensive income (loss)	(35,510)	(47,685)
Treasury stock	(19,897)	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,588,189	1,522,025

Noncontrolling interest in consolidated subsidiaries	31,614	22,821

Total shareholders' equity	1,619,803	1,544,846

Total liabilities and shareholders' equity	$2,885,866	$2,776,494

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net earnings	$56,563	$78,140
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,601	19,208
Loss on investment	3,386	—
Stock-based compensation	1,880	1,675
Defined benefit pension plan expense	662	1,633
Contribution to defined benefit pension plan	(17,484)	(10,346)
Gain on sale of property, plant and equipment	(127)	(66)
Equity in earnings in nonconsolidated subsidiaries	—	(204)
Deferred income taxes	(2,923)	(3,687)
Changes in assets and liabilities (net of acquisitions):
Receivables	31,668	19,006
Inventories	(37,911)	(30,390)
Prepaid expenses	(9,148)	(2,786)
Accounts payable	(12,471)	(5,303)
Accrued expenses	(29,889)	(17,808)
Other noncurrent liabilities	1,551	1,130
Income taxes payable	16,559	14,410

Net cash flows from operating activities	21,917	64,612

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,526)	(21,845)
Proceeds from sale of assets	1,391	29,415
Acquisitions, net of cash acquired	(120,483)	(54,714)
Other, net	(990)	2,789

Net cash flows from investing activities	(143,608)	(44,355)

Cash flows from financing activities:
Net borrowings under short-term agreements	(4,056)	(573)
Principal payments on long-term borrowings	(63)	(16)
Dividends paid	(6,706)	(6,001)
Dividends to noncontrolling interest	(351)	(1,476)
Proceeds from exercises under stock plans	7,860	11,697
Excess tax benefits from stock option exercises	2,296	226
Purchase of common treasury shares—stock plan exercises	(8,574)	(12,375)

Net cash flows from financing activities	(9,594)	(8,518)

Effect of exchange rate changes on cash and cash equivalents	5,774	(5,872)

Net change in cash and cash equivalents	(125,511)	5,867
Cash and cash equivalents—beginning of year	613,706	414,129

Cash and cash equivalents—end of period	$488,195	$419,996

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	77,569	—	—	571	78,140
Other comprehensive income (loss)	—	—	—	(13,439)	—	(2,211)	(15,650)
Cash dividends declared	—	—	(6,020)	—	—	—	(6,020)
Dividends to noncontrolling interests	—	—	—	—	—	(1,476)	(1,476)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 77,955 shares acquired	—	—	—	—	(12,375)	—	(12,375)
Stock options exercised; 156,342 shares issued	—	(1,901)	659	—	12,939	—	11,697
Tax benefit from stock option exercises	—	226	—	—	—	—	226
Stock option expense	—	1,313	—	—	—	—	1,313
Stock awards; 2,667 shares issued	—	362	—	—	373	—	735

Balance at March 30, 2013	$27,900	$—	$1,372,737	$30,499	$(21,518)	$54,307	$1,463,925

Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	55,980	—	—	583	56,563
Other comprehensive income (loss)	—	—	—	12,175	—	(671)	11,504
Cash dividends declared	—	—	(6,721)	—	—	—	(6,721)
Dividends to noncontrolling interests	—	—	—	—	—	(351)	(351)
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Stock plan exercises; 57,854 shares acquired	—	—	—	—	(8,574)	—	(8,574)
Stock options exercised; 110,339 shares issued	—	(4,176)	3,767	—	8,269	—	7,860
Tax benefit from stock option exercises	—	2,296	—	—	—	—	2,296
Stock option expense	—	1,263	—	—	—	—	1,263
Stock awards; 8,290 shares issued	—	617	—	—	1,268	—	1,885

Balance at March 29, 2014	$27,900	$—	$1,615,696	$(35,510)	$(19,897)	$31,614	$1,619,803

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 29, 2014, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 29, 2014 and March 30, 2013, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 29, 2014 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2013. The results of operations for the period ended March 29, 2014 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 44% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 29, 2014 and December 28, 2013, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $45,601 and $45,204 at March 29, 2014 and December 28, 2013, respectively.

        Inventories consisted of the following:

	March 29, 2014	December 28, 2013
Raw materials and purchased parts	$183,412	$179,576
Work-in-process	39,617	27,294
Finished goods and manufactured goods	247,397	218,334

Subtotal	470,426	425,204
Less: LIFO reserve	45,601	45,204

	$424,825	$380,000

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended March 29, 2014 and March 30, 2013, were as follows:

	Thirteen Weeks Ended
	2014	2013
United States	$71,694	$89,384
Foreign	14,884	23,525

	$86,578	$112,909

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

        The components of the net periodic pension expense for the thirteen weeks ended March 29, 2014 and March 30, 2013 were as follows:

	2014	2013
Net periodic benefit expense:
Interest cost	$7,197	$6,571
Expected return on plan assets	(6,535)	(4,938)

Net periodic benefit expense	$662	$1,633

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 29, 2014, 1,476,466 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, were as follows:

	Thirteen Weeks Ended
	2014	2013
Compensation expense	$1,263	$1,313
Income tax benefits	486	506

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $34,175 ($27,133 in December 2013) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $10,255 and $13,910 is recorded at fair value at March 29, 2014 and December 28, 2013, respectively. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$44,430	$44,430	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,043	$41,043	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 29, 2014 and December 28, 2013:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2013	$(20,165)	$(2,535)	$(24,985)	$(47,685)
Current-period comprehensive income (loss)	12,308	100	(233)	12,175

Balance at March 29, 2014	$(7,857)	$(2,435)	$(25,218)	$(35,510)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS

        On March 3, 2014, the Company purchased 90% of the outstanding shares of DS SM A/S, which was renamed Valmont SM. Valmont SM is a manufacturer of heavy complex steel structures for a diverse range of industries including wind energy, offshore oil and gas, and electricity transmission. Valmont SM's operations are reported in the Engineered Infrastructure Products Segment. Valmont SM's annual sales are approximately $190,000 and operates two manufacturing locations in Denmark. The purchase price paid for the business at closing (net of $56 cash acquired) was $120,483, including the payoff of an intercompany loan. The purchase is subject to an earn-out clause that is contingent on meeting future operational metrics for which no liability has been established based on current expectations. Additionally, the fair value measurements are subject to a trade working capital adjustment that has not yet been finalized. The acquisition, which was funded by cash held by the Company, was completed to participate in markets for wind energy, oil and gas exploration, power transmission and other related infrastructure markets. The excess purchase price over the fair value of assets resulted in goodwill, which is not deductible for tax purposes.

        The preliminary fair value measurement was completed at March 29, 2014, subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process to be completed in the second quarter of 2014.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At March 3, 2014
Current assets	$73,421
Property, plant and equipment	69,438
Intangible assets	59,110
Goodwill	4,885

Total fair value of assets acquired	$206,854

Current liabilities	50,953
Deferred income taxes	17,245
Intercompany note payable	37,448
Long-term debt	8,941
Non-controlling interests	9,232

Total fair value of liabilities assumed	123,819

Net assets acquired	$83,035

        The Company's Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 29, 2014 included net sales and net earnings of $17,304 and $1,178, respectively, resulting from Valmont SM's operations from March 3, 2014 to March 29, 2014. No pro forma information for 2014 has been provided as it does not have a material effect on the financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

        Based on the preliminary fair value assessments, the Company allocated $59,110 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Valmont SM's acquired intangible assets and the respective weighted average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$12,986	Indefinite
Customer Relationships	46,124	15.0

Total Intangible Assets	$59,110

        On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. ("Locker"). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. Locker's operations are reported in the Engineered Infrastructure Products Segment. The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price may be paid to the sellers upon the achievement of certain gross profit and inventory targets over the next two years. The Company determined the present value of the potential additional purchase price at February 5, 2013 to be $7,178. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in Asia Pacific.

        In December 2013, the Company purchased 100% of the outstanding shares of Armorflex International Ltd. ("Armorflex") for $10,000. Armorflex is a company holding proprietary intellectual property for products serving the highway safety market. In the preliminary measurement of fair values of assets acquired and liabilities assumed, we recorded goodwill of $6,864 and an aggregate of $3,792 for customer relationships, patented technology and other intangible assets. The fair value measurements are not yet complete, due to final working capital calculations and certain income tax measurements that have not been finalized. The Company expects these measurements to be completed in the second quarter of 2014. The goodwill is not deductible for tax purposes. Armorflex is included in the Engineered Infrastructure Products segment and was acquired to expand the Company's highway safety product offerings in the Asia Pacific region. This acquisition did not have a significant effect on the Company's fiscal 2013 financial results.

        The Company's Consolidated Statement of Earnings for the thirteen weeks ended March 29, 2014 included net sales of $34,581 and net earnings of $1,686 resulting from the Valmont SM, Locker, and

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

Armorflex acquisitions. The pro forma effect of these acquisitions on the first quarter of 2013 Statement of Earnings was as follows:

Thirteen weeks Ended March 30, 2013
Net sales	$867,855
Net earnings	$79,433
Earnings per share—diluted	$2.96

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at March 29, 2014 and December 28, 2013 were as follows:

	March 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$223,739	$79,746	13 years
Proprietary Software & Database	3,949	2,942	6 years
Patents & Proprietary Technology	11,463	7,671	8 years
Non-compete Agreements	1,624	1,452	6 years

	$240,775	$91,811

	December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$177,495	$76,024	13 years
Proprietary Software & Database	3,896	2,896	6 years
Patents & Proprietary Technology	11,334	7,239	8 years
Non-compete Agreements	1,620	1,438	6 years

	$194,345	$87,597

        Amortization expense for intangible assets for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively was as follows:

2014	2013
$4,103	$4,238

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2014	$18,211
2015	17,923
2016	17,350
2017	17,302
2018	15,616

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 29, 2014 and December 28, 2013 were as follows:

	March 29, 2014	December 28, 2013	Year Acquired
Webforge	$17,952	$17,787	2010
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,475	9,387	2010
Donhad	7,148	7,082	2010
Industrial Galvanizers	4,156	4,117	2010
Valmont SM	12,986	—	2014
Other	14,677	14,685

	$77,505	$64,169

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

        The Company's trade names were tested for impairment in the third quarter of 2013 (exclusive of Valmont SM acquired in the first quarter of 2014). The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Goodwill

        The carrying amount of goodwill by segment as of March 29, 2014 and December 28, 2013 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 28, 2013	$175,442	$75,404	$77,062	$2,420	$19,304	$349,632
Acquisitions	4,885	—	—	—	—	4,885
Foreign currency translation	1,310	—	(190)	27	180	1,327

Balance at March 29, 2014	$181,637	$75,404	$76,872	$2,447	$19,484	$355,844

        The goodwill from acquisitions arose from the acquisition of Valmont SM in the first quarter of 2014. The Company's goodwill was tested for impairment during the third quarter of 2013. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 29, 2014 and March 30, 2013 were as follows:

	2014	2013
Interest	$736	$794
Income taxes	13,345	28,896

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 29, 2014:
Net earnings attributable to Valmont Industries, Inc.	$55,980	$—	$55,980
Shares outstanding	26,715	235	26,950
Per share amount	$2.10	$(0.02)	$2.08
Thirteen weeks ended March 30, 2013:
Net earnings attributable to Valmont Industries, Inc.	$77,569	$—	$77,569
Shares outstanding	26,583	276	26,859
Per share amount	$2.92	$(0.03)	$2.89

        At March 29, 2014 there were 1,172 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen weeks ending March 29, 2014. At March 30, 2013, there were no outstanding stock options with exercise prices exceeding the market price of common stock.

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

        Reportable segments are as follows:

        ENGINEERED INFRASTRUCTURE PRODUCTS:    This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, wind energy, offshore oil and gas, roadway safety and access systems applications;

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$138,977	$147,170
Communication Products	29,886	28,622
Offshore Structures	17,304	—
Access Systems	42,295	47,878

Engineered Infrastructure Products segment	228,462	223,670
Utility Support Structures segment:
Steel	191,437	211,011
Concrete	23,290	28,627

Utility Support Structures segment	214,727	239,638
Coatings segment	82,171	89,245
Irrigation segment	212,733	244,707
Other	58,602	77,869

Total	796,695	875,129
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	19,565	29,452
Utility Support Structures segment	495	411
Coatings segment	14,953	14,330
Irrigation segment	9	—
Other	9,933	11,306

Total	44,955	55,499
NET SALES:
Engineered Infrastructure Products segment	208,897	194,218
Utility Support Structures segment	214,232	239,227
Coatings segment	67,218	74,915
Irrigation segment	212,724	244,707
Other	48,669	66,563

Total	$751,740	$819,630

OPERATING INCOME:
Engineered Infrastructure Products segment	$13,709	$12,734
Utility Support Structures segment	32,757	46,155
Coatings segment	13,886	13,420
Irrigation segment	43,146	54,559
Other	8,550	10,787
Corporate	(13,200)	(19,465)

Total	$98,848	$118,190

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

        In 2014, the Company classified "Equity in earnings of nonconsolidated subsidiaries" as an adjustment to reconcile net earnings to operating cash flows, as part of "Net cash flows from operating activities" in the Condensed Consolidating Statement of Cash Flows. In the 2013 Condensed Consolidating Statement of Cash Flows, these amounts were classified within "Other, net", as part of "Net cash flows from investing activities". The Company revised its presentation for 2013 with respect to the supplemental information included in this footnote in order to achieve comparability in the Condensed Consolidating Statements of Cash Flows.

        The revisions consisted of recording the amounts previously reported in "Other, net" in cash flows from investing activities that were related to earnings from subsidiaries to "Equity in earnings of nonconsolidated subsidiaries" in cash flows from operating activities. Accordingly, the eliminations to reconcile consolidated net earnings are contained in the "Net cash flows from operating activities".

        The "Non-Guarantor" and "Total" columns were not affected by any of these revisions. There was also no effect on the consolidated (total) net cash flows or any other statements in this footnote. The following is a reconciliation of the columns affected for 2013.

	Parent	Parent	Guarantor	Guarantor	Eliminations	Eliminations
	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised
2013
Cash flows from operating activities:
Equity in earnings of nonconsolidated subsidiaries	$3	$(37,423)	$—	$(19,151)	$—	$56,577
Net cash flows from operating activities	99,749	62,323	13,036	(6,115)	(56,018)	559
Cash flows from investing activities:
Other, net	(39,236)	(1,810)	(54,761)	(35,610)	56,018	(559)
Net cash flows from investing activities	(48,790)	(11,364)	(61,845)	(42,694)	56,018	(559)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 29, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$376,642	$135,897	$300,281	$(61,080)	$751,740
Cost of sales	271,759	99,816	234,634	(61,451)	544,758

Gross profit	104,883	36,081	65,647	371	206,982
Selling, general and administrative expenses	47,790	12,991	47,353	—	108,134

Operating income	57,093	23,090	18,294	371	98,848

Other income (expense):
Interest expense	(7,675)	(10,880)	(522)	10,880	(8,197)
Interest income	20	183	12,416	(10,880)	1,739
Other	67	(492)	(5,387)	—	(5,812)

	(7,588)	(11,189)	6,507	—	(12,270)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	49,505	11,901	24,801	371	86,578

Income tax expense (benefit):
Current	19,878	5,587	7,369	104	32,938
Deferred	(1,843)	(412)	(668)	—	(2,923)

	18,035	5,175	6,701	104	30,015

Earnings before equity in earnings of nonconsolidated subsidiaries	31,470	6,726	18,100	267	56,563
Equity in earnings of nonconsolidated subsidiaries	24,510	8,939	—	(33,449)	—

Net earnings	55,980	15,665	18,100	(33,182)	56,563
Less: Earnings attributable to noncontrolling interests	—	—	(583)	—	(583)

Net earnings attributable to Valmont Industries, Inc	$55,980	$15,665	$17,517	$(33,182)	$55,980

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 30, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$416,613	$170,849	$325,409	$(93,241)	$819,630
Cost of sales	300,680	128,998	248,383	(93,800)	584,261

Gross profit	115,933	41,851	77,026	559	235,369
Selling, general and administrative expenses	50,026	13,994	53,159	—	117,179

Operating income	65,907	27,857	23,867	559	118,190

Other income (expense):
Interest expense	(7,755)	(12,630)	(434)	12,629	(8,190)
Interest income	7	253	13,722	(12,629)	1,353
Other	1,408	15	133	—	1,556

	(6,340)	(12,362)	13,421	—	(5,281)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	59,567	15,495	37,288	559	112,909

Income tax expense (benefit):
Current	21,175	6,836	10,470	179	38,660
Deferred	(1,754)	303	(2,236)	—	(3,687)

	19,421	7,139	8,234	179	34,973

Earnings before equity in earnings of nonconsolidated subsidiaries	40,146	8,356	29,054	380	77,936
Equity in earnings of nonconsolidated subsidiaries	37,423	19,151	207	(56,577)	204

Net earnings	77,569	27,507	29,261	(56,197)	78,140
Less: Earnings attributable to noncontrolling interests	—	—	(571)	—	(571)

Net earnings attributable to Valmont Industries, Inc	$77,569	$27,507	$28,690	$(56,197)	$77,569

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 29, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$55,980	$15,665	$18,100	$(33,182)	$56,563

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(20,361)	31,998	—	11,637

	—	(20,361)	31,998	—	11,637

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(233)	—	(233)
Equity in other comprehensive income	12,075	—	—	(12,075)	—

Other comprehensive income (loss)	12,175	(20,361)	31,765	(12,075)	11,504

Comprehensive income	68,155	(4,696)	49,865	(45,257)	68,067
Comprehensive income attributable to noncontrolling interests	—	—	88	—	88

Comprehensive income attributable to Valmont Industries, Inc.	$68,155	$(4,696)	$49,953	$(45,257)	$68,155

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 30, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$77,569	$27,507	$29,261	$(56,197)	$78,140

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(38,321)	28,701	—	(9,620)
Realized (loss) included in net earnings during the period	—	—	(5,194)	—	(5,194)

	—	(38,321)	23,507	—	(14,814)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(936)	—	(936)
Equity in other comprehensive income	(13,539)	—	—	13,539	—

Other comprehensive income (loss)	(13,439)	(38,321)	22,571	13,539	(15,650)

Comprehensive income	64,130	(10,814)	51,832	(42,658)	62,490
Comprehensive income attributable to noncontrolling interests	—	—	1,640	—	1,640

Comprehensive income attributable to Valmont Industries, Inc.	$64,130	$(10,814)	$53,472	$(42,658)	$64,130

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 29, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$81,941	$29,825	$376,429	$—	$488,195
Receivables, net	153,129	84,621	291,943	—	529,693
Inventories	153,676	67,478	203,671	—	424,825
Prepaid expenses	4,449	843	52,621	—	57,913
Refundable and deferred income taxes	34,436	8,558	14,941	—	57,935

Total current assets	427,631	191,325	939,605	—	1,558,561

Property, plant and equipment, at cost	533,430	127,203	511,281	—	1,171,914
Less accumulated depreciation and amortization	305,571	63,265	190,875	—	559,711

Net property, plant and equipment	227,859	63,938	320,406	—	612,203

Goodwill	20,108	107,542	228,194	—	355,844
Other intangible assets	333	47,257	178,879	—	226,469
Investment in subsidiaries and intercompany accounts	1,579,856	1,419,723	494,656	(3,494,235)	—
Other assets	38,829	—	93,960	—	132,789

Total assets	$2,294,616	$1,829,785	$2,255,700	$(3,494,235)	$2,885,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$—	$—	$188
Notes payable to banks	—	—	14,860	—	14,860
Accounts payable	71,447	19,188	143,583	—	234,218
Accrued employee compensation and benefits	42,853	5,157	38,317	—	86,327
Accrued expenses	37,997	5,928	47,185	—	91,110
Income taxes payable	9,561	(9)	415	—	9,967
Dividends payable	6,721	—	—	—	6,721

Total current liabilities	168,767	30,264	244,360	—	443,391

Deferred income taxes	18,763	29,074	56,805	—	104,642
Long-term debt, excluding current installments	469,796	535,270	9,345	(535,270)	479,141
Defined benefit pension liability	—	—	139,047	—	139,047
Deferred compensation	39,420	—	7,082	—	46,502
Other noncurrent liabilities	9,681	—	43,659	—	53,340
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	1,034,236	(1,184,522)	—
Retained earnings	1,615,696	580,858	535,220	(1,116,078)	1,615,696
Accumulated other comprehensive income (loss)	(35,510)	46,083	(100,650)	54,567	(35,510)
Treasury stock	(19,897)	—	—	—	(19,897)

Total Valmont Industries, Inc. shareholders' equity	1,588,189	1,235,177	1,723,788	(2,958,965)	1,588,189

Noncontrolling interest in consolidated subsidiaries	—	—	31,614	—	31,614

Total shareholders' equity	1,588,189	1,235,177	1,755,402	(2,958,965)	1,619,803

Total liabilities and shareholders' equity	$2,294,616	$1,829,785	$2,255,700	$(3,494,235)	$2,885,866

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$215,576	$49,053	$349,077	$—	$613,706
Receivables, net	139,179	108,646	267,615	—	515,440
Inventories	132,953	70,231	176,816	—	380,000
Prepaid expenses	4,735	932	17,330	—	22,997
Refundable and deferred income taxes	41,167	8,351	16,179	—	65,697

Total current assets	533,610	237,213	827,017	—	1,597,840

Property, plant and equipment, at cost	522,734	125,764	368,628	—	1,017,126
Less accumulated depreciation and amortization	300,066	61,520	121,330	—	482,916

Net property, plant and equipment	222,668	64,244	247,298	—	534,210

Goodwill	20,108	107,542	221,982	—	349,632
Other intangible assets	346	48,461	122,110	—	170,917
Investment in subsidiaries and intercompany accounts	1,417,425	1,367,308	518,059	(3,302,792)	—
Other assets	30,759	—	93,136	—	123,895

Total assets	$2,224,916	$1,824,768	$2,029,602	$(3,302,792)	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$14	$—	$202
Notes payable to banks	—	—	19,024	—	19,024
Accounts payable	62,153	20,365	133,603	—	216,121
Accrued employee compensation and benefits	76,370	13,713	32,884	—	122,967
Accrued expenses	28,362	7,315	35,883	—	71,560
Income Taxes Payable	—	—	—	—	—
Dividends payable	6,706	—	—	—	6,706

Total current liabilities	173,779	41,393	221,408	—	436,580

Deferred income taxes	18,983	29,279	30,662	—	78,924
Long-term debt, excluding current installments	470,175	514,223	732	(514,223)	470,907
Defined benefit pension liability	—	—	154,397	—	154,397
Deferred compensation	32,339	—	6,770	—	39,109
Other noncurrent liabilities	7,615	—	44,116	—	51,731
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	891,236	(1,041,522)	—
Retained earnings	1,562,670	565,193	517,703	(1,082,896)	1,562,670
Accumulated other comprehensive income	(47,685)	66,444	(115,225)	48,781	(47,685)
Treasury stock	(20,860)	—	—	—	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,522,025	1,239,873	1,548,696	(2,788,569)	1,522,025

Noncontrolling interest in consolidated subsidiaries	—	—	22,821	—	22,821

Total shareholders' equity	1,522,025	1,239,873	1,571,517	(2,788,569)	1,544,846

Total liabilities and shareholders' equity	$2,224,916	$1,824,768	$2,029,602	$(3,302,792)	$2,776,494

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 29, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$55,980	$15,665	$18,100	$(33,182)	$56,563
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,041	3,278	10,282	—	19,601
Loss on investment	—	—	3,386	—	3,386
Stock-based compensation	1,880	—	—	—	1,880
Defined benefit pension plan expense	—	—	662	—	662
Contribution to defined benefit pension plan	—	—	(17,484)	—	(17,484)
Gain on sale of property, plant and equipment	(9)	(77)	(41)	—	(127)
Equity in earnings in nonconsolidated subsidiaries	(24,510)	(8,939)	—	33,449	—
Deferred income taxes	(1,843)	(412)	(668)	—	(2,923)
Changes in assets and liabilities (net of acquisitions):
Receivables	(13,949)	24,027	21,590	—	31,668
Inventories	(20,723)	2,753	(19,941)	—	(37,911)
Prepaid expenses	286	89	(9,523)	—	(9,148)
Accounts payable	9,294	(1,175)	(20,590)	—	(12,471)
Accrued expenses	(22,614)	(9,943)	2,668	—	(29,889)
Other noncurrent liabilities	2,104	—	(553)	—	1,551
Income taxes payable (refundable)	16,640	586	(667)	—	16,559

Net cash flows from operating activities	8,577	25,852	(12,779)	267	21,917

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,282)	(1,767)	(10,477)	—	(23,526)
Proceeds from sale of assets	19	77	1,295	—	1,391
Acquisitions, net of cash acquired	—	—	(120,483)	—	(120,483)
Other, net	17,175	3,630	(21,528)	(267)	(990)

Net cash flows from investing activities	5,912	1,940	(151,193)	(267)	(143,608)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(4,056)	—	(4,056)
Principal payments on long-term borrowings	—	—	(63)	—	(63)
Dividends paid	(6,706)	—	—	—	(6,706)
Dividends to noncontrolling interest	—	—	(351)	—	(351)
Intercompany interest on long-term note	—	(48,174)	48,174	—	—
Intercompany capital contribution	(143,000)	—	143,000	—	—
Proceeds from exercises under stock plans	7,860	—	—	—	7,860
Excess tax benefits from stock option exercises	2,296	—	—	—	2,296
Purchase of common treasury shares—stock plan exercises:	(8,574)	—	—	—	(8,574)

Net cash flows from financing activities	(148,124)	(48,174)	186,704	—	(9,594)

Effect of exchange rate changes on cash and cash equivalents	—	1,154	4,620	—	5,774

Net change in cash and cash equivalents	(133,635)	(19,228)	27,352	—	(125,511)
Cash and cash equivalents—beginning of year	215,576	49,053	349,077	—	613,706

Cash and cash equivalents—end of period	$81,941	$29,825	$376,429	$—	$488,195

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$77,569	$27,507	$29,261	$(56,197)	$78,140
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	4,787	3,318	11,103	—	19,208
Stock-based compensation	1,675	—	—	—	1,675
Defined benefit pension plan expense	—	—	1,633	—	1,633
Contribution to defined benefit pension plan	—	—	(10,346)	—	(10,346)
Gain on sale of property, plant and equipment	19	4	(89)	—	(66)
Equity in earnings of nonconsolidated subsidiaries	(37,423)	(19,151)	(207)	56,577	(204)
Deferred income taxes	(1,754)	303	(2,236)	—	(3,687)
Changes in assets and liabilities:
Receivables	7,323	701	10,982	—	19,006
Inventories	(2,938)	(8,666)	(18,786)	—	(30,390)
Prepaid expenses	1,249	194	(4,229)	—	(2,786)
Accounts payable	(1,634)	(5,014)	1,345	—	(5,303)
Accrued expenses	(6,374)	(5,328)	(6,106)	—	(17,808)
Other noncurrent liabilities	2,592	—	(1,462)	—	1,130
Income taxes payable (refundable)	17,232	17	(3,018)	179	14,410

Net cash flows from operations	62,323	(6,115)	7,845	559	64,612

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,589)	(7,084)	(5,172)	—	(21,845)
Proceeds from sale of assets	35	—	29,380	—	29,415
Acquisitions, net of cash acquired	—	—	(54,714)	—	(54,714)
Other, net	(1,810)	(35,610)	40,768	(559)	2,789

Net cash flows from investing activities	(11,364)	(42,694)	10,262	(559)	(44,355)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(573)	—	(573)
Principal payments on long-term borrowings	—	—	(16)	—	(16)
Dividends paid	(6,001)	—	—	—	(6,001)
Dividend to noncontrolling interests	—	—	(1,476)	—	(1,476)
Proceeds from exercises under stock plans	11,697	—	—	—	11,697
Excess tax benefits from stock option exercises	226	—	—	—	226
Purchase of common treasury shares—stock plan exercises	(12,375)	—	—	—	(12,375)

Net cash flows from financing activities	(6,453)	—	(2,065)	—	(8,518)

Effect of exchange rate changes on cash and cash equivalents	—	107	(5,979)	—	(5,872)

Net change in cash and cash equivalents	44,506	(48,702)	10,063	—	5,867
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$85,432	$34,501	$300,063	$—	$419,996

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

        This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Segment sales in the table below are presented net of intersegment sales.

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013	% Incr. (Decr.)
Consolidated
Net sales	$751.7	$819.6	(8.3)%
Gross profit	207.0	235.4	(12.1)%
as a percent of sales	27.5%	28.7%
SG&A expense	108.1	117.2	(7.8)%
as a percent of sales	14.4%	14.3%
Operating income	98.9	118.2	(16.3)%
as a percent of sales	13.2%	14.4%
Net interest expense	6.5	6.8	(4.4)%
Effective tax rate	34.7%	31.0%
Net earnings	$56.0	$77.6	(27.8)%
Diluted earnings per share	$2.08	$2.89	(28.0)%
Engineered Infrastructure Products
Net sales	$208.9	$194.2	7.6%
Gross profit	54.5	53.6	1.9%
SG&A expense	40.8	40.9	—%
Operating income	13.7	12.7	7.9%
Utility Support Structures
Net sales	$214.2	$239.2	(10.5)%
Gross profit	52.1	65.9	(20.9)%
SG&A expense	19.3	19.7	(2.0)%
Operating income	32.8	46.2	(29.0)%
Coatings
Net sales	$67.2	$74.9	(10.3)%
Gross profit	23.3	23.1	0.9%
SG&A expense	9.4	9.7	(3.1)%
Operating income	13.9	13.4	3.7%
Irrigation
Net sales	$212.7	$244.7	(13.1)%
Gross profit	64.7	76.5	(15.4)%
SG&A expense	21.6	21.9	(1.4)%
Operating income	43.1	54.6	(21.1)%
Other
Net sales	$48.7	$66.6	(26.9)%
Gross profit	12.3	16.1	(23.6)%
SG&A expense	3.7	5.3	(30.2)%
Operating income	8.6	10.8	(20.4)%
Net corporate expense
Gross profit	$0.1	$0.2	NM
SG&A expense	13.3	19.7	(32.1)%
Operating loss	(13.2)	(19.5)	32.3%

  NM=Not meaningful

Overview

        On a consolidated basis, the decrease in net sales in the first quarter of fiscal 2014, as compared with 2013, reflected lower sales in all reportable segments except for the Engineered Infrastructure Products (EIP) segment. Fiscal 2014 refers to the thirteen week period ended March 29, 2014 and fiscal 2013 refers to the thirteen week period ended March 30, 2013. The changes in net sales in fiscal 2014, as compared with fiscal 2013, were as follows:

	First quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$819.6	$194.2	$239.2	$74.9	$244.7	$66.6
Volume	(56.2)	(1.7)	(18.1)	(2.0)	(29.4)	(5.0)
Pricing/mix	(5.6)	0.5	(5.4)	(1.3)	1.5	(0.9)
Acquisitions/Divestiture	16.0	23.0	—	—	—	(7.0)
Currency translation	(22.1)	(7.1)	(1.5)	(4.4)	(4.1)	(5.0)

Sales—2014	$751.7	$208.9	$214.2	$67.2	$212.7	$48.7

        Volume effects are estimated based on a physical production or sales measure, products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included Locker Group Holdings ("Locker"), Armorflex International Ltd. ("Armorflex"), and DS SM A/S ("DS SM"). We acquired Locker in February 2013, Armorflex in December 2013, and DS SM in March 2014. All of these acquisitions are reported in the Engineered Infrastructure Products segment. In the "Other" category, the decrease of $7.0 million reflects the deconsolidation of Delta EMD Pty. Ltd. ("EMD") in December 2013, following the reduction of our ownership in the operation to below 50%.

        In the first quarter of fiscal 2014, we realized a decrease in operating profit, as compared with fiscal 2013, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Year-to-date	$(2.1)	$(0.5)	$(0.4)	$(0.2)	$(0.8)	$(0.6)	$0.4

        The decrease in gross margin (gross profit as a percent of sales) in fiscal 2014, as compared with 2013, was due to a combination of lower sales prices and an unfavorable sales mix, and slightly higher raw material costs in 2014, as compared with 2013.

        Selling, general and administrative (SG&A) spending in the first quarter of fiscal 2014, as compared with the same period in 2013, decreased mainly due to the following factors:

  •
  Decreased employee incentive accruals of $5.6 million due to lower operating results;

  •
  Currency translation effects of $2.7 million, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian Real, and South Africa Rand;

  •
  Lower deferred compensation expense of $1.2 million associated with deferred compensation plan liabilities. The corresponding change in deferred compensation plan assets was recorded in "Other" expense; and

  •
  EMD was deconsolidated in December 2013, which resulted in reduced expenses of $1.2 million.

        The decrease in operating income on a reportable segment basis in 2014, as compared to 2013, was due to reduced operating performance in the Utility and Irrigation segments. The EIP and Coatings segments showed slightly improved operating performance in 2014 compared to 2013. The "Other" category reported reduced operating performance in 2014 compare to 2013, mainly due to lower grinding media sales.

        Net interest expense decreased slightly in the first quarter of fiscal 2014, as compared with 2013, due to higher interest income of $0.4 million due to more cash on hand and available for investment. Interest expense was consistent in the first quarter of 2014 and 2013.

        The increase in other expense in the first quarter of 2014, as compared with 2013, was mainly attributable to recording the change in fair value of the Company's investment in EMD of $3.4 million. The remaining increase is related to foreign exchange transaction losses due to currency volatility and a smaller increase in deferred compensation assets of $1.2 million in the first quarter of 2014, as compared to the same period in 2013.

        Our effective income tax rate in the first quarter of fiscal 2014 was higher than the same period in fiscal 2013, principally due to approximately $3.2 million of non-cash tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and higher research and development tax credits in 2013. The 2014 effective tax rate was also negatively affected by the unrealized loss in our investment in EMD being capital in nature and not resulting in an income tax benefit. After consideration of these factors, the effective tax rate for 2013 and 2014 were comparable and between 33% and 34%.

        Earnings in non-consolidated subsidiaries were lower in fiscal 2014, as compared with 2013, with no activity in 2014. In 2013, the balance was minimal due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Our cash flows provided by operations were approximately $21.9 million in the first quarter of fiscal 2014, as compared with $64.6 million provided by operations in 2013. The decrease in operating cash flow in the first quarter of fiscal 2014 was the result of decreased net earnings and higher net working capital, as compared with 2013.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the first quarter of fiscal 2014 as compared with 2013 was mainly due to the acquisition of DS SM in early March 2014. Global lighting sales in the first quarter of fiscal 2014 were slightly improved compared to the same period in fiscal 2013. In the first quarter of fiscal 2014, sales in North America and Europe were comparable with 2013. The transportation market for lighting and traffic structures in North America was lower in the first quarter of 2014, as compared to the same period in 2013, due to harsh weather conditions. The transportation market also continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in the first quarter of fiscal 2014 improved somewhat as compared with the same period in 2013, reflecting slightly stronger economic conditions in the U.S. In the Asia Pacific region, sales improved in the first quarter of fiscal 2014 over 2013 due in part to the India plant that is now fully operational.

        Communication product line sales were up slightly in the first quarter of fiscal 2014, as compared with the same period in fiscal 2013. On a regional basis, North American sales in the first quarter of fiscal 2014 declined slightly over the same period in fiscal 2013. The decrease in North America sales was mainly attributable to lower shipments of components, which we believe were due to harsh weather conditions that limited installation activity. In China, sales of wireless communication structures in the first quarter of fiscal 2014 was higher than the same period in fiscal 2013. Chinese wireless carriers are increasing investment in 4G upgrades, as the government began issuing licenses late in 2013.

        Access systems product line sales decreased in the first quarter of 2014, as compared with 2013, primarily due to the negative impact of currency translation of $5.0 million. Otherwise, access systems sales in the first quarter of fiscal 2014 were comparable with 2013, as the full 2014 effect of the Locker acquisition (approximately $4.5 million) was largely offset by slowness in mining sector investment in Australia. Highway safety product sales improved in the first quarter of 2014 compared to 2013, due to the acquisition of Armorflex in December 2013 (approximately $1.3 million) and modestly improved market conditions in Australia with more highway construction projects this year. This improvement is offset somewhat by negative currency translation effects.

        Operating income for the segment in the first quarter of fiscal 2014 increased, as compared with the same period of fiscal 2013, due primarily to operating profit generated from DS SM of $1.9 million, offset somewhat by unfavorable currency translation effects of $0.5 million.

        SG&A spending was flat when comparing the first quarter of 2014 to 2013. SG&A spending in the first quarter of 2014 included costs related to the Armorflex and DS SM acquisitions totaling $1.5 million. These increased costs were offset by currency effects of $1.2 million and approximately $0.7 million in lower incentive expenses.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in the first quarter of fiscal 2014, as compared with 2013, was due a combination of lower sales volumes in North America and international markets and an unfavorable sales order mix in North America. In North America, sales volumes in tons were down slightly in 2014, as compared with 2013, in part due to shipment delays and lower sales backlogs at the beginning of the quarter, as compared with 2013. We believe industry supply and demand are now more aligned as compared with this time in 2013, as we and our competitors have increased production capacity to meet demand. We believe this has resulted in increased price competition for certain portions of the market where orders are awarded based on competitive bidding. International sales were lower in the first quarter of 2014, as compared with the same period of 2013, primarily due to lower sales in the Asia Pacific region. International utility sales are more dependent on bid projects than North America.

        Operating income in the first quarter of 2014, as compared with 2013, decreased due to lower sales volumes, less favorable sales pricing and mix and reduced leverage of fixed costs. The decrease in SG&A expense in the first quarter of 2014, as compared with 2013, was mainly due to decreased employee incentives of $1.6 million due to lower operating income, offset by higher employee compensation due to increased headcount to support increased business levels in the last half of 2013 and long-term growth.

  Coatings segment

        Coatings segment sales decreased in the first quarter of 2014, as compared with 2013, primarily due to currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar of $4.4 million and lower sales volumes in the Asia Pacific region. In North America, sales volumes for galvanizing services were comparable with 2013, despite unfavorable winter weather conditions that affected our customers. Asia Pacific volumes in 2014 were lower than 2013 due to weak demand in Australia, offset somewhat by improved sales volumes in Asia. Unit pricing in 2014 was lower than 2013 due to sales mix.

        The increase in segment operating income in the first quarter of 2014, as compared with 2013, was mainly associated with North America. Despite lower sales volumes in Asia Pacific, operating income in 2014 was comparable with 2013, principally due to cost containment measures, including the reduction of capacity in Australia in the second quarter of 2013.

  Irrigation segment

        The decrease in Irrigation segment net sales in the first quarter of fiscal 2014, as compared with 2013, was mainly due to sales volume decreases in the North American market. The decrease in North America was offset to an extent by increased sales volumes in International markets. In North America, lower expected net farm income in 2014, as compared with 2013, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2014, as compared with 2013. In international markets, sales improved in the first quarter of fiscal 2014, as compared with 2013, mainly due to increased activity in Brazil, Eastern Europe and Australia. On balance, sales in other international regions in the first quarter of fiscal 2014 were slightly higher or comparable to the same periods of a strong fiscal 2013.

        Operating income for the segment declined in the first quarter of fiscal 2014 over 2013, due to the sales volume decrease and associated operating deleverage of fixed operating costs. The most significant reason for the slight decrease in SG&A expense in 2014, as compared with 2013, related to decreased employee incentives of $0.5 million due to reduced operating profit.

  Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the first quarter of fiscal 2014, as compared with 2013, was mainly due lower sales volumes due primarily to the deconsolidation of EMD in December 2013 (approximately $7.0 million), lower sales volumes in the grinding media operations and exchange rate translation effects. Grinding media volumes were negatively affected by less favorable Australian mining industry demand. Tubing sales in 2014 were comparable with 2013. Operating income in the first quarter of fiscal 2014 was lower than the same period in 2013, due to lower grinding media profitability and currency translation effects.

  Net corporate expense

        Net corporate expense in the first quarter of fiscal 2014 decreased over the same period in fiscal 2013. These decreases were mainly due to:

  •
  lower employee incentives of $2.8 million associated with reduced net earnings;

  •
  decreased deferred compensation plan expense of $1.2 million, which was offset by the same amount in other income (expense);

  •
  lower compensation and employee benefit costs (approximately $1.8 million); and

  •
  decreased expenses associated with the Delta Pension Plan (approximately $1.0 million).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,115.2 million at March 29, 2014, as compared with $1,161.3 million at December 28, 2013. The decrease in net working capital in 2014 mainly resulted from decreased cash on hand due to the acquisition of DS SM. Cash flow provided by operations was $21.9 million in the first quarter of fiscal 2014, as compared with $64.6 million in the first quarter of fiscal 2013. The decrease in operating cash flow in 2014 was the result of lower net earnings and higher working capital in 2014, as compared with 2013.

        Investing Cash Flows—Capital spending in the first quarter of fiscal 2014 was $23.5 million, as compared with $21.8 million for the same period in 2013. The most significant capital spending projects in 2014 included certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2014 fiscal year to be approximately $100 million. In 2013, investing cash flows included proceeds from asset sales of $29.4 million, received from the sale of our 49% owned non-consolidated subsidiary in South Africa. Investing cash flows also includes $120.5 million paid for the DS SM acquisition in the first quarter of 2014 and $54.7 million paid for the Locker acquisition in 2013.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $494.2 million at March 29, 2014 from $490.1 million at December 28, 2013. Financing cash flows overall were lower in the first quarter of fiscal 2014, as compared with the same period in 2013. The main reason for the decrease related to additional short-term borrowings, offset to an extent by lower dividends to noncontrolling interest and increased tax benefits from stock option exercises.

  Financing and Capital

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At March 29, 2014, our long-term debt to invested capital ratio was 21.6%, as compared with 22.3% at December 28, 2013. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2014.

        Our debt financing at March 29, 2014 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $114.5 million, $100.5 million of which was unused at March 29, 2014. Our long-term debt principally consists of:

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

        At March 29, 2014 and December 28, 2013, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 29, 2014, we had the ability to borrow $382.4 million under this facility, after consideration of standby letters of credit of $17.6 million associated with certain insurance obligations and international sales commitments.

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

        At March 29, 2014, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at March 29, 2014 were as follows:

Interest-bearing debt	$494,189
EBITDA—last four quarters	545,715
Leverage ratio	0.91
EBITDA—last four quarters	$545,715
Interest expense—last four quarters	32,509
Interest earned ratio	16.79

        The calculation of EBITDA—last four quarters (March 30, 2013 through March 29, 2014) is as follows:

Net cash flows from operations	$353,747
Interest expense	32,509
Income tax expense	152,822
Deconsolidation of subsidiary	(12,011)
Impairment of property, plant and equipment	(12,161)
Loss on investment	(3,386)
Deferred income tax benefit	9,378
Noncontrolling interest	(1,984)
Equity in earnings of nonconsolidated subsidiaries	631
Stock-based compensation	(6,718)
Pension plan expense	(5,598)
Contribution to pension plan	24,757
Valmont SM EBITDA—April 1, 2013—March 3, 2014	25,656
Changes in assets and liabilities	(16,306)
Other	4,379

EBITDA	$545,715

Net earnings attributable to Valmont Industries, Inc.	$256,900
Interest expense	32,509
Income tax expense	152,822
Depreciation and amortization expense	77,828
Valmont SM EBITDA—April 1, 2013—March 3, 2014	25,656

EBITDA	$545,715

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $652.5 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at March 29, 2014, approximately $401.5 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $47.1 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described on page 38 in our Form 10-K for the fiscal year ended December 28, 2013.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 28, 2013.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 28, 2013 during the quarter ended March 29, 2014.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 29, 2014. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2013.

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

PART II. OTHER INFORMATION

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

        Valmont's annual meeting of stockholders was held on April 29, 2014. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2014. For the annual meeting there were 26,844,959 shares outstanding and eligible to vote of which 24,493,352 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay	21,266,409	1,356,839	1,870,104
Walter Scott, Jr.	21,521,307	1,101,941	1,870,104
Clark T. Randt, Jr.	22,009,693	613,555	1,870,104

        Advisory vote on executive compensation:

For	22,097,976
Against	430,060
Abstain	95,212
Broker non-votes	1,870,104

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2014:

For	23,669,464
Against	789,276
Abstain	34,612

Amendments to Bylaws

        On April 29, 2014, the Board of Directors of Valmont approved amendments to Article I, Sections 11 and 12 of Valmont's bylaws. The bylaw amendments require persons reporting stock ownership when proposing a stockholder resolution or recommending a director nominee to report all direct and indirect ownership and any derivative positions in Valmont stock. The amendments took effect upon adoption by the Board of Directors of the Company.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
3.1	The Company's bylaws, as amended
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH Mark C. Jaksich Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated this 29th day of April, 2014.

Index of Exhibits

Exhibit No.	Description
3.1	The Company's bylaws, as amended
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.