Form 10-Q
period 2014-06-28
VALMONT INDUSTRIES INC
filed 2014-07-30
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
or
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

26,193,724
Outstanding shares of common stock as of July 22, 2014

VALMONT INDUSTRIES, INC.

INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product sales	$766,844	$794,341	$1,447,887	$1,534,788
Services sales	75,755	84,318	146,452	163,501

Net sales	842,599	878,659	1,594,339	1,698,289
Product cost of sales	573,067	563,306	1,070,910	1,092,467
Services cost of sales	49,055	53,882	95,970	108,982

Total cost of sales	622,122	617,188	1,166,880	1,201,449

Gross profit	220,477	261,471	427,459	496,840
Selling, general and administrative expenses	115,701	117,206	223,835	234,385

Operating income	104,776	144,265	203,624	262,455

Other income (expenses):
Interest expense	(8,304)	(8,025)	(16,501)	(16,215)
Interest income	1,577	1,852	3,316	3,205
Other	1,903	123	(3,909)	1,679

	(4,824)	(6,050)	(17,094)	(11,331)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	99,952	138,215	186,530	251,124

Income tax expense (benefit):
Current	26,117	48,210	59,055	86,870
Deferred	7,953	(1,042)	5,030	(4,729)

	34,070	47,168	64,085	82,141

Earnings before equity in earnings of nonconsolidated subsidiaries	65,882	91,047	122,445	168,983
Equity in earnings of nonconsolidated subsidiaries	(30)	269	(30)	473

Net earnings	65,852	91,316	122,415	169,456
Less: Earnings attributable to noncontrolling interests	(1,876)	(1,753)	(2,459)	(2,324)

Net earnings attributable to Valmont Industries, Inc.	$63,976	$89,563	$119,956	$167,132

Earnings per share:
Basic	$2.40	$3.36	$4.50	$6.28

Diluted	$2.38	$3.33	$4.46	$6.22

Cash dividends declared per share	$0.375	$0.250	$0.625	$0.475

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	26,623	26,648	26,669	26,615

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	26,856	26,910	26,903	26,884

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings	$65,852	$91,316	$122,415	$169,456

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	13,869	(52,962)	25,506	(62,582)
Realized loss included in net earnings during the period	—	—	—	(5,194)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	(33)	100	67	200
Actuarial gain (loss) in defined benefit pension plan	(614)	42	(847)	(894)

Other comprehensive income (loss)	13,222	(52,820)	24,726	(68,470)

Comprehensive income	79,074	38,496	147,141	100,986
Comprehensive loss (income) attributable to noncontrolling interests	(1,792)	1,549	(1,704)	3,189

Comprehensive income attributable to Valmont Industries, Inc.	$77,282	$40,045	$145,437	$104,175

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$455,927	$613,706
Receivables, net	543,608	515,440
Inventories	381,943	380,000
Prepaid expenses	66,916	22,997
Refundable and deferred income taxes	71,334	65,697

Total current assets	1,519,728	1,597,840

Property, plant and equipment, at cost	1,160,142	1,017,126
Less accumulated depreciation and amortization	521,288	482,916

Net property, plant and equipment	638,854	534,210

Goodwill	368,405	349,632
Other intangible assets, net	195,359	170,917
Other assets	136,258	123,895

Total assets	$2,858,604	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$202
Notes payable to banks	17,485	19,024
Accounts payable	208,834	216,121
Accrued employee compensation and benefits	95,365	122,967
Accrued expenses	91,631	71,560
Dividends payable	9,930	6,706

Total current liabilities	423,433	436,580

Deferred income taxes	95,674	78,924
Long-term debt, excluding current installments	478,498	470,907
Defined benefit pension liability	143,114	154,397
Deferred compensation	48,292	39,109
Other noncurrent liabilities	54,503	51,731
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,672,287	1,562,670
Accumulated other comprehensive income (loss)	(22,204)	(47,685)
Treasury stock	(95,714)	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,582,269	1,522,025

Noncontrolling interest in consolidated subsidiaries	32,821	22,821

Total shareholders' equity	1,615,090	1,544,846

Total liabilities and shareholders' equity	$2,858,604	$2,776,494

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net earnings	$122,415	$169,456
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	43,368	38,186
Loss on investment	3,501	—
Stock-based compensation	3,686	3,342
Defined benefit pension plan expense	1,334	3,245
Contribution to defined benefit pension plan	(17,484)	(10,346)
Gain on sale of property, plant and equipment	(102)	(5,071)
Equity in earnings in nonconsolidated subsidiaries	30	(473)
Deferred income taxes	5,030	(4,729)
Changes in assets and liabilities (net of acquisitions):
Receivables	21,083	(3,331)
Inventories	6,624	(2,491)
Prepaid expenses	(18,289)	(5,910)
Accounts payable	(28,633)	736
Accrued expenses	(30,415)	2,916
Other noncurrent liabilities	1,766	1,873
Income taxes refundable	(22,063)	(11,810)

Net cash flows from operating activities	91,851	175,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(46,991)	(54,258)
Proceeds from sale of assets	1,151	39,054
Acquisitions, net of cash acquired	(120,483)	(53,152)
Other, net	(2,940)	(133)

Net cash flows from investing activities	(169,263)	(68,489)

Cash flows from financing activities:
Net borrowings under short-term agreements	(1,861)	2,620
Proceeds from long-term borrowings	—	68
Principal payments on long-term borrowings	(259)	(303)
Dividends paid	(13,427)	(12,021)
Dividends to noncontrolling interest	(1,340)	(1,767)
Proceeds from exercises under stock plans	11,996	14,098
Excess tax benefits from stock option exercises	3,576	305
Purchase of treasury shares	(77,084)	—
Purchase of common treasury shares—stock plan exercises	(11,984)	(13,602)

Net cash flows from financing activities	(90,383)	(10,602)

Effect of exchange rate changes on cash and cash equivalents	10,016	(20,154)

Net change in cash and cash equivalents	(157,779)	76,348
Cash and cash equivalents—beginning of year	613,706	414,129

Cash and cash equivalents—end of period	$455,927	$490,477

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	167,132	—	—	2,324	169,456
Other comprehensive income (loss)	—	—	—	(62,957)	—	(5,513)	(68,470)
Cash dividends declared	—	—	(12,713)	—	—	—	(12,713)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 85,874 shares acquired	—	—	—	—	(13,602)	—	(13,602)
Stock options exercised; 177,902 shares issued	—	(3,647)	3,378	—	14,367	—	14,098
Tax benefit from stock option exercises	—	305	—	—	—	—	305
Stock option expense	—	2,627	—	—	—	—	2,627
Stock awards; 2,667 shares issued	—	715	—	—	373	—	1,088

Balance at June 29, 2013	$27,900	$—	$1,458,326	$(19,019)	$(21,317)	$52,467	$1,498,357

Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	119,956	—	—	2,459	122,415
Other comprehensive income (loss)	—	—	—	25,481	—	(755)	24,726
Cash dividends declared	—	—	(16,651)	—	—	—	(16,651)
Dividends to noncontrolling interests	—	—	—	—	—	(1,340)	(1,340)
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Addition of noncontrolling interest	—	—	—	—	—	404	404
Purchase of treasury shares; 490,172 shares acquired	—	—	—	—	(77,084)	—	(77,084)
Stock plan exercises; 78,217 shares acquired	—	—	—	—	(11,984)	—	(11,984)
Stock options exercised; 158,317 shares issued	—	(7,262)	6,312	—	12,946	—	11,996
Tax benefit from stock option exercises	—	3,576	—	—	—	—	3,576
Stock option expense	—	2,525	—	—	—	—	2,525
Stock awards; 8,822 shares issued	—	1,161	—	—	1,268	—	2,429

Balance at June 28, 2014	$27,900	$—	$1,672,287	$(22,204)	$(95,714)	$32,821	$1,615,090

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 28, 2014, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 28, 2014 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2013. The results of operations for the period ended June 28, 2014 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 41% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 28, 2014 and December 28, 2013, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $47,141 and $45,204 at June 28, 2014 and December 28, 2013, respectively.

        Inventories consisted of the following:

	June 28, 2014	December 28, 2013
Raw materials and purchased parts	$178,366	$179,576
Work-in-process	27,242	27,294
Finished goods and manufactured goods	223,476	218,334

Subtotal	429,084	425,204
Less: LIFO reserve	47,141	45,204

	$381,943	$380,000

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2014	2013	2014	2013
United States	$65,096	$98,684	$136,790	$187,421
Foreign	34,856	39,531	49,740	63,703

	$99,952	$138,215	$186,530	$251,124

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

        The components of the net periodic pension expense for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2014	2013	2014	2013
Net periodic benefit expense:
Interest cost	$7,312	$6,487	$14,509	$13,058
Expected return on plan assets	(6,640)	(4,875)	(13,175)	(9,813)

Net periodic benefit expense	$672	$1,612	$1,334	$3,245

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 28, 2014, 1,463,096 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2014	2013	2014	2013
Compensation expense	$1,262	$1,314	$2,525	$2,627
Income tax benefits	486	505	972	1,011

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $35,852 ($27,133 at December 2013) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $10,114 and $13,910 is recorded at fair value at June 28, 2014 and December 28, 2013, respectively. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value June 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,966	$45,966	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,043	$41,043	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 28, 2014 and December 28, 2013:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2013	$(20,165)	$(2,535)	$(24,985)	$(47,685)
Current-period comprehensive income (loss)	26,261	67	(847)	25,481

Balance at June 28, 2014	$6,096	$(2,468)	$(25,832)	$(22,204)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early application is not permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

(2) ACQUISITIONS

        On March 3, 2014, the Company purchased 90% of the outstanding shares of DS SM A/S, which was renamed Valmont SM. Valmont SM is a manufacturer of heavy complex steel structures for a diverse range of industries including wind energy, offshore oil and gas, and electricity transmission. Valmont SM's operations are reported in the Engineered Infrastructure Products Segment. Valmont SM's annual sales are approximately $190,000 and it operates two manufacturing locations in Denmark. The purchase price paid for the business at closing (net of $56 cash acquired) was $120,483, including the payoff of an intercompany note payable by Valmont SM to its prior affiliates. The purchase is subject to an earn-out clause that is contingent on meeting future operational metrics for which no liability has been established based on current expectations. Additionally, the fair value measurements are subject to a trade working capital adjustment that has not yet been finalized. The acquisition, which was funded by cash held by the Company, was completed to participate in markets for wind energy, oil and gas exploration, power transmission and other related infrastructure projects and to increase the Company's geographic footprint in Europe. The Company also funded a portion of the acquisition with an intercompany note payable. The excess purchase price over the fair value of assets resulted in goodwill, which is not deductible for tax purposes.

        The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process and purchase price allocation to be completed in the third quarter of 2014 in conjunction with the finalization of the trade working capital settlement.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At March 3, 2014
Current assets	$73,421
Property, plant and equipment	88,917
Intangible assets	30,340
Goodwill	11,846

Total fair value of assets acquired	$204,524

Current liabilities	50,953
Deferred income taxes	14,915
Intercompany note payable	37,448
Long-term debt	8,941

Total fair value of liabilities assumed	112,257
Non-controlling interests	9,232

Net assets acquired	$83,035

        The Company's Condensed Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended June 28, 2014 included net sales of $47,217 and $64,521 and net earnings of $2,925 and $4,102, respectively, resulting from Valmont SM's operations from March 3, 2014 to June 28, 2014. No proforma information for 2014 has been provided as it does not have a material effect on the financial statements.

        Based on the preliminary fair value assessments, the Company allocated $30,340 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Valmont SM's acquired intangible assets and the respective weighted average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$12,210	Indefinite
Backlog	3,145	1.5
Customer Relationships	14,985	15.0

Total Intangible Assets	$30,340

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

        In December 2013, the Company purchased 100% of the outstanding shares of Armorflex International Ltd. ("Armorflex") for $10,000. Armorflex is a company holding proprietary intellectual property for products serving the highway safety market. In the measurement of fair values of assets acquired and liabilities assumed, we recorded goodwill of $6,823 and an aggregate of $3,792 for customer relationships, patented technology and other intangible assets. The goodwill is not deductible for tax purposes. Armorflex is included in the Engineered Infrastructure Products segment and was acquired to expand the Company's highway safety product offerings in the Asia Pacific region. This acquisition did not have a significant effect on the Company's fiscal 2013 financial results.

        The Company's Condensed Consolidated Statement of Earnings for the thirteen and twenty-six weeks ended June 28, 2014 included net sales of $69,473 and $104,054 and net earnings of $3,888 and $5,574 resulting from the Valmont SM, Locker, and Armorflex acquisitions. The pro forma effect of these acquisitions on the second quarter and first half of 2013 Statement of Earnings was as follows:

	Thirteen weeks Ended June 29, 2013	Twenty-six weeks Ended June 29, 2013
Net sales	$929,722	$1,797,577
Net earnings	$92,791	$172,224
Earnings per share—diluted	$3.44	$6.41

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at June 28, 2014 and December 28, 2013 were as follows:

	June 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$194,824	$84,034	13 years
Proprietary Software & Database	3,977	2,985	5 years
Patents & Proprietary Technology	11,397	8,148	8 years
Other	4,731	2,153	3 years

	$214,929	$97,320

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$177,495	$76,024	13 years
Proprietary Software & Database	3,896	2,896	6 years
Patents & Proprietary Technology	11,334	7,239	8 years
Other	1,620	1,438	6 years

	$194,345	$87,597

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2014	2013	2014	2013
$4,634	$3,458	$8,737	$7,696

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2014	$18,243
2015	17,436
2016	15,470
2017	15,421
2018	13,738

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 28, 2014 and December 28, 2013 were as follows:

	June 28, 2014	December 28, 2013	Year Acquired
Webforge	$18,389	$17,787	2010
Valmont SM	12,059	—	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,705	9,387	2010
Donhad	7,322	7,082	2010
Industrial Galvanizers	4,257	4,117	2010
Other	14,907	14,685

	$77,750	$64,169

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

  Goodwill

        The carrying amount of goodwill by segment as of June 28, 2014 and December 28, 2013 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 28, 2013	$175,442	$75,404	$77,062	$2,420	$19,304	$349,632
Acquisitions	11,846	—	—	—	—	11,846
Foreign currency translation	5,548	—	679	46	654	6,927

Balance at June 28, 2014	$192,836	$75,404	$77,741	$2,466	$19,958	$368,405

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

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 28, 2014 and June 29, 2013 were as follows:

	2014	2013
Interest	$16,564	$16,329
Income taxes	77,691	103,604

        On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of June 28, 2014, the Company has acquired 490,172 shares for approximately $77.1 million.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 28, 2014:
Net earnings attributable to Valmont Industries, Inc.	$63,976	$—	$63,976
Shares outstanding	26,623	233	26,856
Per share amount	$2.40	$(0.02)	$2.38
Thirteen weeks ended June 29, 2013:
Net earnings attributable to Valmont Industries, Inc.	$89,563	$—	$89,563
Shares outstanding	26,648	262	26,910
Per share amount	$3.36	$(0.03)	$3.33
Twenty-six weeks ended June 28, 2014:
Net earnings attributable to Valmont Industries, Inc.	$119,956	$—	$119,956
Shares outstanding	26,669	234	26,903
Per share amount	$4.50	$(0.04)	$4.46
Twenty-six weeks ended June 29, 2013:
Net earnings attributable to Valmont Industries, Inc.	$167,132	$—	$167,132
Shares outstanding	26,615	269	26,884
Per share amount	$6.28	$(0.06)	$6.22

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$164,753	$161,487	$303,730	$308,657
Communication Products	43,618	34,771	73,504	63,393
Offshore Structures	47,217	—	64,521	—
Access Systems	48,764	54,378	91,059	102,256

Engineered Infrastructure Products segment	304,352	250,636	532,814	474,306
Utility Support Structures segment:
Steel	179,574	200,650	371,011	411,661
Concrete	33,456	27,593	56,746	56,220

Utility Support Structures segment	213,030	228,243	427,757	467,881
Coatings segment	85,157	93,798	167,328	183,043
Irrigation segment	219,917	270,175	432,650	514,882
Other	61,786	83,679	120,388	161,548

Total	884,242	926,531	1,680,937	1,801,660
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	18,166	22,169	37,731	51,621
Utility Support Structures segment	1,025	299	1,520	710
Coatings segment	14,770	14,448	29,723	28,778
Irrigation segment	4	1	13	1
Other	7,678	10,955	17,611	22,261

Total	41,643	47,872	86,598	103,371
NET SALES:
Engineered Infrastructure Products segment	286,186	228,467	495,083	422,685
Utility Support Structures segment	212,005	227,944	426,237	467,171
Coatings segment	70,387	79,350	137,605	154,265
Irrigation segment	219,913	270,174	432,637	514,881
Other	54,108	72,724	102,777	139,287

Total	$842,599	$878,659	$1,594,339	$1,698,289

OPERATING INCOME:
Engineered Infrastructure Products segment	$28,625	$22,603	$42,334	$35,337
Utility Support Structures segment	26,375	42,121	59,132	88,276
Coatings segment	15,820	23,552	29,706	36,972
Irrigation segment	41,473	64,174	84,619	118,733
Other	8,343	13,025	16,893	23,812
Corporate	(15,860)	(21,210)	(29,060)	(40,675)

Total	$104,776	$144,265	$203,624	$262,455

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

	Parent	Parent	Guarantor	Guarantor	Eliminations	Eliminations
	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised
2013
Cash flows from operating activities:
Equity in earnings of nonconsolidated subsidiaries	$(266)	$(85,146)	$—	$(42,385)	$—	$127,265
Net cash flows from operating activities	180,493	95,613	68,144	25,759	(124,172)	3,093
Cash flows from investing activities:
Other, net	(53,317)	31,563	(99,472)	(57,087)	124,172	(3,093)
Net cash flows from investing activities	(74,677)	10,203	(118,009)	(75,624)	124,172	(3,093)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$378,642	$124,414	$387,715	$(48,172)	$842,599
Cost of sales	280,054	91,536	298,764	(48,232)	622,122

Gross profit	98,588	32,878	88,951	60	220,477
Selling, general and administrative expenses	50,164	12,670	52,867	—	115,701

Operating income	48,424	20,208	36,084	60	104,776

Other income (expense):
Interest expense	(7,691)	(11,337)	(613)	11,337	(8,304)
Interest income	6	152	12,756	(11,337)	1,577
Other	1,754	140	9	—	1,903

	(5,931)	(11,045)	12,152	—	(4,824)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	42,493	9,163	48,236	60	99,952

Income tax expense (benefit):
Current	9,315	2,626	14,148	28	26,117
Deferred	7,672	2,079	(1,798)	—	7,953

	16,987	4,705	12,350	28	34,070

Earnings before equity in earnings of nonconsolidated subsidiaries	25,506	4,458	35,886	32	65,882
Equity in earnings of nonconsolidated subsidiaries	38,470	16,964	—	(55,464)	(30)

Net earnings	63,976	21,422	35,886	(55,432)	65,852
Less: Earnings attributable to noncontrolling interests	—	—	(1,876)	—	(1,876)

Net earnings attributable to Valmont Industries, Inc	$63,976	$21,422	$34,010	$(55,432)	$63,976

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$755,284	$260,311	$687,996	$(109,252)	$1,594,339
Cost of sales	551,813	191,352	533,398	(109,683)	1,166,880

Gross profit	203,471	68,959	154,598	431	427,459
Selling, general and administrative expenses	97,954	25,661	100,220	—	223,835

Operating income	105,517	43,298	54,378	431	203,624

Other income (expense):
Interest expense	(15,366)	(22,217)	(1,135)	22,217	(16,501)
Interest income	26	335	25,172	(22,217)	3,316
Other	1,821	(352)	(5,378)	—	(3,909)

	(13,519)	(22,234)	18,659	—	(17,094)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	91,998	21,064	73,037	431	186,530

Income tax expense (benefit):
Current	29,193	8,213	21,517	132	59,055
Deferred	5,829	1,667	(2,466)	—	5,030

	35,022	9,880	19,051	132	64,085

Earnings before equity in earnings of nonconsolidated subsidiaries	56,976	11,184	53,986	299	122,445
Equity in earnings of nonconsolidated subsidiaries	62,980	25,903	—	(88,913)	(30)

Net earnings	119,956	37,087	53,986	(88,614)	122,415
Less: Earnings attributable to noncontrolling interests	—	—	(2,459)	—	(2,459)

Net earnings attributable to Valmont Industries, Inc	$119,956	$37,087	$51,527	$(88,614)	$119,956

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 29, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$426,817	$169,027	$360,802	$(77,987)	$878,659
Cost of sales	297,949	126,290	273,482	(80,533)	617,188

Gross profit	128,868	42,737	87,320	2,546	261,471
Selling, general and administrative expenses	55,720	14,347	47,139	—	117,206

Operating income	73,148	28,390	40,181	2,546	144,265

Other income (expense):
Interest expense	(7,636)	(11,944)	(390)	11,945	(8,025)
Interest income	8	237	13,552	(11,945)	1,852
Other	394	31	(302)	—	123

	(7,234)	(11,676)	12,860	—	(6,050)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	65,914	16,714	53,041	2,546	138,215

Income tax expense (benefit):
Current	24,824	6,546	16,182	658	48,210
Deferred	(750)	1,399	(1,691)	—	(1,042)

	24,074	7,945	14,491	658	47,168

Earnings before equity in earnings of nonconsolidated subsidiaries	41,840	8,769	38,550	1,888	91,047
Equity in earnings of nonconsolidated subsidiaries	47,723	23,234	—	(70,688)	269

Net earnings	89,563	32,003	38,550	(68,800)	91,316
Less: Earnings attributable to noncontrolling interests	—	—	(1,753)	—	(1,753)

Net earnings attributable to Valmont Industries, Inc	$89,563	$32,003	$36,797	$(68,800)	$89,563

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 29, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$843,430	$339,876	$686,211	$(171,228)	$1,698,289
Cost of sales	598,629	255,288	521,865	(174,333)	1,201,449

Gross profit	244,801	84,588	164,346	3,105	496,840
Selling, general and administrative expenses	105,746	28,341	100,298	—	234,385

Operating income	139,055	56,247	64,048	3,105	262,455

Other income (expense):
Interest expense	(15,391)	(24,574)	(824)	24,574	(16,215)
Interest income	15	490	27,274	(24,574)	3,205
Other	1,802	46	(169)	—	1,679

	(13,574)	(24,038)	26,281	—	(11,331)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	125,481	32,209	90,329	3,105	251,124

Income tax expense (benefit):
Current	45,999	13,382	26,652	837	86,870
Deferred	(2,504)	1,702	(3,927)	—	(4,729)

	43,495	15,084	22,725	837	82,141

Earnings before equity in earnings of nonconsolidated subsidiaries	81,986	17,125	67,604	2,268	168,983
Equity in earnings of nonconsolidated subsidiaries	85,146	42,385	207	(127,265)	473

Net earnings	167,132	59,510	67,811	(124,997)	169,456
Less: Earnings attributable to noncontrolling interests	—	—	(2,324)	—	(2,324)

Net earnings attributable to Valmont Industries, Inc	$167,132	$59,510	$65,487	$(124,997)	$167,132

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$63,976	$21,422	$35,886	$(55,432)	$65,852

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(8,954)	22,823	—	13,869

	—	(8,954)	22,823	—	13,869

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	(133)	—	(33)

	100	—	(133)	—	(33)

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(614)	—	(614)
Equity in other comprehensive income	13,206	—	—	(13,206)	—

Other comprehensive income (loss)	13,306	(8,954)	22,076	(13,206)	13,222

Comprehensive income	77,282	12,468	57,962	(68,638)	79,074
Comprehensive income attributable to noncontrolling interests	—	—	(1,792)	—	(1,792)

Comprehensive income attributable to Valmont Industries, Inc.	$77,282	$12,468	$56,170	$(68,638)	$77,282

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$119,956	$37,087	$53,986	$(88,614)	$122,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(29,315)	54,821	—	25,506

	—	(29,315)	54,821	—	25,506

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	200	—	(133)	—	67

	200	—	(133)	—	67

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(847)	—	(847)
Equity in other comprehensive income	25,281	—	—	(25,281)	—

Other comprehensive income (loss)	25,481	(29,315)	53,841	(25,281)	24,726

Comprehensive income	145,437	7,772	107,827	(113,895)	147,141
Comprehensive income attributable to noncontrolling interests	—	—	(1,704)	—	(1,704)

Comprehensive income attributable to Valmont Industries, Inc.	$145,437	$7,772	$106,123	$(113,895)	$145,437

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 29, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$89,563	$32,003	$38,550	$(68,800)	$91,316

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	65,807	(118,769)	—	(52,962)

	—	65,807	(118,769)	—	(52,962)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100

	100	—	—	—	100

Actuarial gain (loss) in defined benefit pension plan liability	—	—	42	—	42
Equity in other comprehensive income	(49,618)	—	—	49,618	—

Other comprehensive income (loss)	(49,518)	65,807	(118,727)	49,618	(52,820)

Comprehensive income	40,045	97,810	(80,177)	(19,182)	38,496
Comprehensive income attributable to noncontrolling interests	—	—	1,549	—	1,549

Comprehensive income attributable to Valmont Industries, Inc.	$40,045	$97,810	$(78,628)	$(19,182)	$40,045

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 29, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$167,132	$59,510	$67,811	$(124,997)	$169,456

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	27,486	(90,068)	—	(62,582)
Realized loss included in net earnings during the period	—	—	(5,194)	—	(5,194)

	—	27,486	(95,262)	—	(67,776)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	200	—	—	—	200

	200	—	—	—	200

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(894)	—	(894)
Equity in other comprehensive income	(63,157)	—	—	63,157	—

Other comprehensive income (loss)	(62,957)	27,486	(96,156)	63,157	(68,470)

Comprehensive income	104,175	86,996	(28,345)	(61,840)	100,986
Comprehensive income attributable to noncontrolling interests	—	—	3,189	—	3,189

Comprehensive income attributable to Valmont Industries, Inc.	$104,175	$86,996	$(25,156)	$(61,840)	$104,175

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 28, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$63,127	$49,455	$343,345	$—	$455,927
Receivables, net	148,649	73,846	321,113	—	543,608
Inventories	123,369	59,580	198,994	—	381,943
Prepaid expenses	6,606	690	59,620	—	66,916
Refundable and deferred income taxes	51,058	6,285	13,991	—	71,334

Total current assets	392,809	189,856	937,063	—	1,519,728

Property, plant and equipment, at cost	548,424	126,706	485,012	—	1,160,142
Less accumulated depreciation and amortization	311,358	65,166	144,764	—	521,288

Net property, plant and equipment	237,066	61,540	340,248	—	638,854

Goodwill	20,108	107,542	240,755	—	368,405
Other intangible assets	319	46,052	148,988	—	195,359
Investment in subsidiaries and intercompany accounts	1,578,856	1,445,118	509,824	(3,533,798)	—
Other assets	40,228	—	96,030	—	136,258

Total assets	$2,269,386	$1,850,108	$2,272,908	$(3,533,798)	$2,858,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$—	$—	$188
Notes payable to banks	—	—	17,485	—	17,485
Accounts payable	63,503	16,471	128,860	—	208,834
Accrued employee compensation and benefits	46,513	6,332	42,520	—	95,365
Accrued expenses	33,746	6,284	51,601	—	91,631
Dividends payable	9,930	—	—	—	9,930

Total current liabilities	153,880	29,087	240,466	—	423,433

Deferred income taxes	13,406	28,879	53,389	—	95,674
Long-term debt, excluding current installments	469,216	544,497	9,282	(544,497)	478,498
Defined benefit pension liability	—	—	143,114	—	143,114
Deferred compensation	41,134	—	7,158	—	48,292
Other noncurrent liabilities	9,481	—	45,022	—	54,503
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	1,034,236	(1,184,522)	—
Retained earnings	1,672,287	602,280	522,868	(1,125,148)	1,672,287
Accumulated other comprehensive income (loss)	(22,204)	37,129	(70,430)	33,301	(22,204)
Treasury stock	(95,714)	—	—	—	(95,714)

Total Valmont Industries, Inc. shareholders' equity	1,582,269	1,247,645	1,741,656	(2,989,301)	1,582,269

Noncontrolling interest in consolidated subsidiaries	—	—	32,821	—	32,821

Total shareholders' equity	1,582,269	1,247,645	1,774,477	(2,989,301)	1,615,090

Total liabilities and shareholders' equity	$2,269,386	$1,850,108	$2,272,908	$(3,533,798)	$2,858,604

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 28, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$119,956	$37,087	$53,986	$(88,614)	$122,415
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,539	6,584	24,245	—	43,368
Loss on investment			3,501	—	3,501
Stock-based compensation	3,686	—	—	—	3,686
Defined benefit pension plan expense	—	—	1,334	—	1,334
Contribution to defined benefit pension plan	—	—	(17,484)	—	(17,484)
Gain on sale of property, plant and equipment	7	(74)	(35)	—	(102)
Equity in earnings in nonconsolidated subsidiaries	(62,980)	(25,903)	—	88,913	30
Deferred income taxes	5,829	1,667	(2,466)	—	5,030
Changes in assets and liabilities (net of acquisitions):
Receivables	(9,471)	34,803	(4,249)	—	21,083
Inventories	9,584	10,651	(13,611)	—	6,624
Prepaid expenses	(1,870)	241	(16,660)	—	(18,289)
Accounts payable	1,352	(3,892)	(26,093)	—	(28,633)
Accrued expenses	(23,205)	(8,411)	1,201	—	(30,415)
Other noncurrent liabilities	1,941	—	(175)	—	1,766
Income taxes payable (refundable)	(22,572)	1,071	(562)	—	(22,063)

Net cash flows from operating activities	34,796	53,824	2,932	299	91,851

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,046)	(1,486)	(18,459)	—	(46,991)
Proceeds from sale of assets	21	88	1,042	—	1,151
Acquisitions, net of cash acquired	—	—	(120,483)	—	(120,483)
Other, net	49,004	(25,784)	(25,861)	(299)	(2,940)

Net cash flows from investing activities	21,979	(27,182)	(163,761)	(299)	(169,263)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(1,861)	—	(1,861)
Principal payments on long-term borrowings	(196)	—	(63)	—	(259)
Dividends paid	(13,427)	—	—	—	(13,427)
Intercompany dividends	20,895	25,467	(46,362)	—	—
Dividends to noncontrolling interest	—	—	(1,340)	—	(1,340)
Intercompany interest on long-term note	—	(54,398)	54,398	—	—
Intercompany capital contribution	(143,000)		143,000		—
Proceeds from exercises under stock plans	11,996	—	—	—	11,996
Excess tax benefits from stock option exercises	3,576	—	—	—	3,576
Purchase of treasury shares	(77,084)	—	—	—	(77,084)
Purchase of common treasury shares—stock plan exercises:	(11,984)	—	—	—	(11,984)

Net cash flows from financing activities	(209,224)	(28,931)	147,772	—	(90,383)

Effect of exchange rate changes on cash and cash equivalents	—	2,691	7,325	—	10,016

Net change in cash and cash equivalents	(152,449)	402	(5,732)	—	(157,779)
Cash and cash equivalents—beginning of year	215,576	49,053	349,077	—	613,706

Cash and cash equivalents—end of period	$63,127	$49,455	$343,345	$—	$455,927

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 29, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$167,132	$59,510	$67,811	$(124,997)	$169,456
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	9,834	6,452	21,900	—	38,186
Stock-based compensation	3,342	—	—	—	3,342
Defined benefit pension plan expense	—	—	3,245	—	3,245
Contribution to defined benefit pension plan	—	—	(10,346)	—	(10,346)
Gain on sale of property, plant and equipment	337	36	(5,444)	—	(5,071)
Equity in earnings of nonconsolidated subsidiaries	(85,146)	(42,385)	(207)	127,265	(473)
Deferred income taxes	(2,504)	1,702	(3,927)	—	(4,729)
Changes in assets and liabilities:
Receivables	453	5,235	(9,019)	—	(3,331)
Inventories	10,524	1,643	(14,658)	—	(2,491)
Prepaid expenses	579	318	(6,807)	—	(5,910)
Accounts payable	(6,052)	(2,877)	9,665	—	736
Accrued expenses	4,471	(1,932)	377	—	2,916
Other noncurrent liabilities	3,058	—	(1,185)	—	1,873
Income taxes payable (refundable)	(10,415)	(1,943)	(277)	825	(11,810)

Net cash flows from operations	95,613	25,759	51,128	3,093	175,593

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,826)	(18,569)	(12,863)	—	(54,258)
Proceeds from sale of assets	1,466	32	37,556	—	39,054
Acquisitions, net of cash acquired	—	—	(53,152)	—	(53,152)
Other, net	31,563	(57,087)	28,484	(3,093)	(133)

Net cash flows from investing activities	10,203	(75,624)	25	(3,093)	(68,489)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,620	—	2,620
Proceeds from long-term borrowings	—	—	68	—	68
Principal payments on long-term borrowings	(186)	—	(117)	—	(303)
Dividends paid	(12,021)	—	—	—	(12,021)
Dividend to noncontrolling interests	—	—	(1,767)	—	(1,767)
Proceeds from exercises under stock plans	14,098	—	—	—	14,098
Excess tax benefits from stock option exercises	305	—	—	—	305
Purchase of common treasury shares—stock plan exercises	(13,602)	—	—	—	(13,602)

Net cash flows from financing activities	(11,406)	—	804	—	(10,602)

Effect of exchange rate changes on cash and cash equivalents	—	(3,600)	(16,554)	—	(20,154)

Net change in cash and cash equivalents	94,410	(53,465)	35,403	—	76,348
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$135,336	$29,738	$325,403	$—	$490,477

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	% Incr. (Decr.)	June 28, 2014	June 29, 2013	% Incr. (Decr.)
Consolidated
Net sales	$842.6	$878.7	(4.1)%	$1,594.3	$1,698.3	(6.1)%
Gross profit	220.5	261.5	(15.7)%	427.5	496.8	(13.9)%
as a percent of sales	26.2%	29.8%		26.8%	29.3%
SG&A expense	115.7	117.2	(1.3)%	223.9	234.4	(4.5)%
as a percent of sales	13.7%	13.3%		14.0%	13.8%
Operating income	104.8	144.3	(27.4)%	203.6	262.5	(22.4)%
as a percent of sales	12.4%	16.4%		12.8%	15.5%
Net interest expense	6.7	6.2	8.1%	13.2	13.0	1.5%
Effective tax rate	34.1%	34.1%		34.4%	32.7%
Net earnings	$64.0	$89.6	(28.6)%	$120.0	$167.1	(28.2)%
Diluted earnings per share	$2.38	$3.33	(28.5)%	$4.46	$6.22	(28.3)%
Engineered Infrastructure Products
Net sales	$286.2	$228.5	25.3%	$495.1	$422.7	17.1%
Gross profit	73.9	64.8	14.0%	128.4	118.4	8.4%
SG&A expense	45.3	42.2	7.3%	86.1	83.1	3.6%
Operating income	28.6	22.6	26.5%	42.3	35.3	19.8%
Utility Support Structures
Net sales	$212.0	$227.9	(7.0)%	$426.2	$467.2	(8.8)%
Gross profit	45.9	62.1	(26.1)%	98.0	128.0	(23.4)%
SG&A expense	19.6	20.0	(2.0)%	38.9	39.7	(2.0)%
Operating income	26.3	42.1	(37.5)%	59.1	88.3	(33.1)%
Coatings
Net sales	$70.4	$79.4	(11.3)%	$137.6	$154.3	(10.8)%
Gross profit	25.3	29.1	(13.1)%	48.6	52.2	(6.9)%
SG&A expense	9.5	5.5	72.7%	18.9	15.2	24.3%
Operating income	15.8	23.6	(33.1)%	29.7	37.0	(19.7)%
Irrigation
Net sales	$219.9	$270.2	(18.6)%	$432.6	$514.9	(16.0)%
Gross profit	62.9	87.0	(27.7)%	127.6	163.5	(22.0)%
SG&A expense	21.3	22.9	(7.0)%	42.9	44.8	(4.2)%
Operating income	41.6	64.1	(35.1)%	84.7	118.7	(28.6)%
Other
Net sales	$54.1	$72.7	(25.6)%	$102.8	$139.2	(26.1)%
Gross profit	12.4	18.3	(32.2)%	24.7	34.4	(28.2)%
SG&A expense	4.1	5.3	(22.6)%	7.8	10.6	(26.4)%
Operating income	8.3	13.0	(36.2)%	16.9	23.8	(29.0)%
Net corporate expense
Gross profit	$0.1	$0.1	NM	$0.2	$0.3	NM
SG&A expense	16.0	21.3	(24.9)%	29.3	41.0	(28.5)%
Operating loss	(15.9)	(21.2)	25.0%	(29.1)	(40.7)	28.5%

  NM=Not meaningful

Overview

        On a consolidated basis, the decrease in net sales in the second quarter and first half of fiscal 2014, as compared with 2013, reflected lower sales in all reportable segments except for the Engineered Infrastructure Products (EIP) segment. The changes in net sales in the second quarter and first half of fiscal 2014, as compared with fiscal 2013, were as follows:

	Second quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$878.7	$228.5	$227.9	$79.4	$270.2	$72.7
Volume	(44.1)	11.0	2.0	(8.3)	(46.5)	(2.3)
Pricing/mix	(20.6)	(0.6)	(17.8)	1.6	(0.9)	(2.9)
Acquisitions/Divestiture	38.9	50.1	—	—	—	(11.2)
Currency translation	(10.3)	(2.8)	(0.1)	(2.3)	(2.9)	(2.2)

Sales—2014	$842.6	$286.2	$212.0	$70.4	$219.9	$54.1

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$1,698.3	$422.7	$467.2	$154.3	$514.9	$139.2
Volume	(109.5)	9.3	(25.6)	(10.3)	(75.8)	(7.1)
Pricing/mix	(16.9)	(0.1)	(13.9)	0.3	0.6	(3.8)
Acquisitions/Divestiture	54.9	73.1	—	—	—	(18.2)
Currency translation	(32.5)	(9.9)	(1.5)	(6.7)	(7.1)	(7.3)

Sales—2014	$1,594.3	$495.1	$426.2	$137.6	$432.6	$102.8

        Volume effects are estimated based on a physical production or sales measure, products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included Locker Group Holdings ("Locker"), Armorflex International Ltd. ("Armorflex"), and DS SM A/S, which was renamed Valmont SM. We acquired Locker in February 2013, Armorflex in December 2013, and Valmont SM in March 2014. All of these acquisitions are reported in the Engineered Infrastructure Products segment. In the "Other" category, the sales reduction of $18.2 million in the first half of 2014 reflects the deconsolidation of Delta EMD Pty. Ltd. ("EMD") in December 2013, following the reduction of our ownership in the operation to below 50%.

        In the second quarter and first half of fiscal 2014, we realized a decrease in operating profit, as compared with fiscal 2013, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(1.7)	$(0.4)	$—	$(0.6)	$(0.5)	$(0.3)	$0.1
Year-to-date	$(3.8)	$(0.9)	$(0.4)	$(0.8)	$(1.3)	$(0.9)	$0.5

        The decrease in gross margin (gross profit as a percent of sales) in fiscal 2014, as compared with 2013, was due to a combination of lower sales prices and an unfavorable sales mix, reduced sales volumes and slightly higher raw material costs in 2014, as compared with 2013.

        Selling, general and administrative (SG&A) spending in the second quarter and first half of fiscal 2014, as compared with the same periods in 2013, decreased mainly due to the following factors:

  •
  decreased employee incentive accruals of $9.7 million and $15.3 million, respectively, due to lower operating results;

  •
  currency translation effects of $0.7 million and $3.4 million, respectively, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian Real, and South Africa Rand;

  •
  lower expenses associated with the Delta Pension Plan of $0.9 million and $1.9 million, respectively; and

  •
  EMD was deconsolidated in December 2013, which resulted in reduced expenses of $1.2 million and $2.4 million, respectively.

        The above reductions in SG&A were partially offset by the following:

  •
  the sale of one of our galvanizing facilities in Australia resulted in a gain of $4.6 million in the second quarter of 2013, which was reported as a reduction of SG&A expense, and;

  •
  the acquisition of Valmont SM in March 2014 and Armorflex in December 2013 included combined expenses in the second quarter and first half of fiscal 2014 of $4.4 million and $5.9 million, respectively.

        The decrease in operating income on a reportable segment basis in 2014, as compared to 2013, was due to reduced operating performance in the Utility, Irrigation, and Coatings segments. The EIP segment showed improved operating performance in 2014 compared to 2013, primarily due to the acquisition of Valmont SM. The "Other" category reported reduced operating performance in 2014 compared to 2013, mainly due to lower grinding media sales.

        Net interest expense increased slightly in the second quarter of fiscal 2014, as compared with 2013, due to slightly higher interest expense and lower interest income due to less cash on hand due to the stock repurchase program and the Valmont SM acquisition. Net interest expense was consistent in the first half of 2014 and 2013.

        The increase in other expense in the first half of 2014, as compared with 2013, was mainly attributable to recording the change (loss) in fair value of the Company's investment in EMD of $3.5 million. The remaining increase is related to foreign exchange transaction losses due to currency volatility. The decrease in other expense in the second quarter of 2014, as compared with 2013, was due to a larger increase in deferred compensation assets of $1.2 million and foreign exchange transaction gains due to currency volatility.

        Our effective income tax rate in the second quarter of fiscal 2014 was comparable with the same period in fiscal 2013. The year-to-date effective tax rate in fiscal 2014 was higher than 2013, mainly due to approximately $3.2 million of non-cash tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and $1.0 million of increased research and development tax credits in the U.S. The 2014 effective tax rate was also negatively affected by the unrealized loss in our investment in EMD being capital in nature and not resulting in an income tax benefit. After consideration of these factors, the effective tax rate for the first half of 2013 and 2014 were comparable at approximately 34%.

        Earnings in non-consolidated subsidiaries were lower in fiscal 2014, as compared with 2013, with minimal activity in 2014. In 2013, the balance was minimal due to the sale of our 49% owned manganese materials operation in February 2013. There was no significant gain or loss on the sale.

        Our cash flows provided by operations were approximately $91.9 million in the first half of fiscal 2014, as compared with $175.6 million provided by operations in 2013. The decrease in operating cash flow in the first half of fiscal 2014 was the result of decreased net earnings and higher net working capital, as compared with 2013.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the second quarter and first half of fiscal 2014 as compared with 2013 was mainly due to the acquisition of Valmont SM in early March 2014 and Armorflex in December 2013 ($50.1 million and $73.1 million). Global lighting sales in the second quarter and first half of fiscal 2014 were slightly improved compared to the same period in fiscal 2013. In the second quarter and first half of fiscal 2014, sales volumes in the U.S. were slightly higher in both the transportation and lighting markets as construction and installation activity picked up after first quarter delays caused by harsh weather conditions as compared to 2013. The transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales volumes in Canada were down in the second quarter and first half of 2014 as compared to 2013 due to the harsh weather conditions from the first quarter lingering into the second quarter.

        Sales in Europe increased primarily due to the positive impact of currency translation. Increased volumes in the U.K. were offset by volume decreases in other regional areas. In the Asia Pacific region, sales improved in the second quarter and first half of fiscal 2014 over 2013 due in part to the India plant that is now fully operational and higher demand in the Philippines. Highway safety product sales improved in the second quarter and first half of 2014 compared to 2013, due to the acquisition of Armorflex in December 2013 (approximately $2.8 million and $4.1 million, respectively) and modestly improved market conditions in Australia and New Zealand due to more highway construction projects this year. This improvement is offset somewhat by negative currency translation effects of $1.0 million and $2.8 million, respectively.

        Communication product line sales were up in the second quarter and first half of fiscal 2014, as compared with the same period in fiscal 2013. On a regional basis, North America sales in the second quarter and first half of fiscal 2014 increased over the same period in fiscal 2013. The increase in North American sales was mainly attributable to higher wireless communication structures sales due to the continued build out of wireless networks, offset by decreased communication component sales resulting from a large customer temporarily curtailing spending. In China, sales of wireless communication structures in the second quarter and first half of fiscal 2014 were higher than the same periods in fiscal 2013. Chinese wireless carriers are increasing investment in 4G upgrades, as the government began issuing licenses in late 2013.

        Access systems product line sales decreased in the second quarter and first half of 2014, as compared with 2013, primarily due to the negative impact of currency translation of $2.9 million and $7.9 million and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia and was partially offset by the full 2014 effect of the Locker acquisition (approximately $4.5 million) that was acquired in February 2013.

        Operating income for the segment in the second quarter and first half of fiscal 2014 increased, as compared with the same period of fiscal 2013, due primarily to operating profit generated from the acquisitions of Valmont SM and Armorflex of $5.7 million and $7.7 million, respectively, offset somewhat by unfavorable currency translation effects of $0.4 million and $0.9 million, respectively.

        The increase in SG&A spending in the second quarter and first half of 2014 were due to costs related to the Armorflex and Valmont SM acquisitions totaling $4.4 million and $5.9 million, respectively. These increased costs in the second quarter and first half of 2014 were offset by currency effects of $0.3 million and $1.5 million and lower incentive costs of $0.9 million and $1.6 million, respectively.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in the second quarter of 2014 as compared with 2013, was due primarily to a decline in the percentage of sales from very large transmission projects which changed the mix of utility structure sales between the reporting periods. In North America, sales volumes in tons for steel utility structures were down in both the second quarter and first half of 2014, as compared with 2013, offset by increases in sales volume for concrete structures. We believe industry supply and demand are now more aligned as compared with this time in 2013, as we and our competitors have increased production capacity to meet demand. We believe this has resulted in increased price competition for certain portions of the market where orders are awarded based on competitive bidding. For the three-months ended June 30, 2014, as compared to the same period in 2013, international utility structures sales increased due to higher sales volumes. For the first half of 2014, as compared to 2013, international utility structures sales decreased due to lower sales volumes.

        Operating income in the second quarter and first half of 2014, as compared with 2013, decreased due to lower sales volumes, reduced leverage of fixed costs, and increased depreciation expense on plant capacity added in 2013. SG&A expense decreased in the second quarter and first half of 2014, as compared with 2013, due to lower incentive compensation tied to lower operating income. This SG&A decrease was partially offset by higher employee compensation due to increased headcount to support increased business levels in the second half of 2013 and capacity expansion to meet projected long-term growth.

  Coatings segment

        Coatings segment sales decreased in the second quarter and first half of 2014, as compared with 2013, due to:

  •
  lower sales volumes in the Asia Pacific region and currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. More specifically, weak demand in Australia led to decreases in volumes offset somewhat by improved sales volumes in Asia; and

  •
  lower sales volumes in North America for galvanizing services, attributable to unfavorable winter weather conditions that affected our customers into early second quarter.

        The decrease in segment operating income in the second quarter and first half of 2014, as compared with 2013, was mainly due to the $4.6 million gain recognized on the sale of an Australian galvanizing operation in the second quarter of fiscal 2013. Operating income was also lower in the second quarter and first half of 2014, as compared with 2013, due to the lower sales volumes in both Australia and North America.

  Irrigation segment

        The decrease in Irrigation segment net sales in the second quarter and first half of fiscal 2014, as compared with 2013, was mainly due to sales volume decreases in the North American market. The decrease in North America was offset to an extent by increased sales volumes in international markets. In North America, lower expected net farm income in 2014, as compared with 2013, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2014, as compared with 2013. In fiscal 2014, net farm income in the United States is expected to decrease 22% from the record levels of 2013, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in 2014, as compared with 2013.

        In international markets, sales improved in the second quarter and first half of fiscal 2014, as compared with 2013, mainly due to increased activity in Brazil, Middle East, and Australia. On balance, sales in other international regions (excluding China) in the second quarter and first half of fiscal 2014 were slightly higher or comparable to the same periods of a strong fiscal 2013.

        Operating income for the segment declined in the second quarter and first half of fiscal 2014 over 2013, due to the sales volume decrease and associated operating deleverage of fixed operating costs. The primary reasons for the slight decrease in SG&A expense in the second quarter and first half of fiscal 2014, as compared with 2013, related to reduced employee incentives of $1.9 million and $2.5 million, respectively, offset partially by increased product development spending. Additionally, SG&A expense decreased in the second quarter and first half of fiscal 2014, as compared to 2013, due to lower bad debt provisions for international receivables of $1.3 million and $1.4 million, respectively, and exchange rate translation effects.

  Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the second quarter and first half of fiscal 2014, as compared with 2013, was mainly due lower sales volumes due primarily to the deconsolidation of EMD in December 2013 (approximately $11.2 million and $18.2 million, respectively), lower sales volumes in the grinding media operations and exchange rate translation effects. Grinding media volumes were negatively affected by less favorable Australian mining industry demand. Tubing sales in 2014 were slightly lower due to lower volumes and sales mix compared to 2013. Operating income in the second quarter and first half of fiscal 2014 was lower than the same period in 2013, due to lower grinding media sales volumes and currency translation effects.

  Net corporate expense

        Net corporate expense in the second quarter and first half of fiscal 2014 decreased over the same period in fiscal 2013. These decreases were mainly due to:

  •
  lower employee incentives associated with reduced net earnings ($4.7 million and $7.6 million, respectively);

  •
  lower compensation and employee benefit costs ($0.6 million and $2.4 million, respectively);

  •
  decreased expenses associated with the Delta Pension Plan ($0.9 million and $1.9 million, respectively); and

  •
  partial offset by increased deferred compensation plan expense ($1.2 million and $0, respectively). The deferred compensation expense recorded within corporate expense has a corresponding offset by the same amount in other income (expense).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,096.3 million at June 28, 2014, as compared with $1,161.3 million at December 28, 2013. The decrease in net working capital in 2014 mainly resulted from decreased cash on hand due to the acquisition of Valmont SM and cash used in the share repurchase program. Cash flow provided by operations was $91.9 million in fiscal 2014, as compared with $175.6 million in fiscal 2013. The decrease in operating cash flow in 2014 was the result of lower net earnings and higher working capital in 2014, as compared with 2013.

        Investing Cash Flows—Capital spending in the first half of fiscal 2014 was $47.0 million, as compared with $54.3 million for the same period in 2013. The most significant capital spending projects in 2014 included certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2014 fiscal year to be approximately $100 million. In 2013, investing cash flows included proceed from asset sales of $39.1 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows also includes $120.5 million paid for the Valmont SM acquisition in the first quarter of 2014 and $53.2 million paid for the Locker acquisition in 2013.

        Financing Cash Flows—Our total interest-bearing debt increased slightly to $496.2 million at June 28, 2014 from $490.1 million at December 28, 2013. Financing cash flows changed from a use of approximately $10.6 million in the first half of fiscal 2013 to a use of approximately $90.4 million in the first half of fiscal 2014. The main reason for the increase related to the purchase of treasury shares in the second quarter of 2014 resulting from the recently announced share repurchase program.

  Financing and Capital

        On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of June 28, 2014, we have acquired 490,172 shares for approximately $77.1 million under this share repurchase program. As of July 22, 2014, the date as of which we report on the cover of this Form 10-Q the number of outstanding shares of our common stock, we have acquired a total of 1,039,092 shares for $159.5 million under the share repurchase program.This philosophy also authorizes dividends on common shares in the range of 15% of the prior year's fully diluted net earnings; the most recent quarterly dividend was $0.375 per share paid on July 15, 2014.

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. We have an internal long-term objective to maintain long-term debt as a percent of invested capital at or below 40%. At June 28, 2014, our long-term debt to invested capital ratio was 21.7%, as compared with 22.3% at December 28, 2013. Subject to our level of acquisition activity and steel industry operating conditions (which could affect the levels of inventory we need to fulfill customer commitments), we plan to maintain this ratio below 40% in 2014.

        Our debt financing at June 28, 2014 consisted primarily of long-term debt. We also maintain certain short-term bank lines of credit totaling $115.1 million, $98.5 million of which was unused at June 28, 2014. Our long-term debt principally consists of:

  •
  $450 million face value ($460 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums. These notes are guaranteed by certain of our subsidiaries.

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

        At June 28, 2014 and December 28, 2013, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement has a termination date of August 15, 2017, and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 28, 2014, we had the ability to borrow $382.3 million under this facility, after consideration of standby letters of credit of $17.7 million associated with certain insurance obligations and international sales commitments.

        Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

        The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. Our key debt covenants are as follows:

  •
  Interest-bearing debt is not to exceed 3.5X EBITDA of the prior four quarters; and

  •
  EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

        At June 28, 2014, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 28, 2014 were as follows:

Interest-bearing debt	$496,171
EBITDA—last four quarters	505,269
Leverage ratio	0.98
EBITDA—last four quarters	$505,269
Interest expense—last four quarters	32,788
Interest earned ratio	15.41

        The calculation of EBITDA—last four quarters (June 29, 2013 through June 28, 2014) is as follows:

Net cash flows from operations	$312,701
Interest expense	32,788
Income tax expense	139,724
Deconsolidation of subsidiary	(12,011)
Impairment of property, plant and equipment	(12,161)
Loss on investment	(3,501)
Deferred income tax benefit	383
Noncontrolling interest	(2,107)
Equity in earnings of nonconsolidated subsidiaries	332
Stock-based compensation	(6,857)
Pension plan expense	(4,658)
Contribution to pension plan	24,757
Valmont SM EBITDA—June 30, 2013—March 3, 2014	18,826
Changes in assets and liabilities	17,704
Other	(651)

EBITDA	$505,269

Net earnings attributable to Valmont Industries, Inc.	$231,313
Interest expense	32,788
Income tax expense	139,724
Depreciation and amortization expense	82,618
Valmont SM EBITDA—June 30, 2013—March 3, 2014	18,826

EBITDA	$505,269

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $675.5 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at June 28, 2014, approximately $387.2 million is held in entities outside the United States with approximately $100.7 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $100.7 million of Delta Ltd.'s cash balances.

        If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $52.7 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 28, 2013 during the quarter ended June 28, 2014.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended June 28, 2014. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2013.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program(1)
March 30, 2014 to April 26, 2014	—	—	—
April 27, 2014 to May 31, 2014	319,300	158.11	319,300	449,515,000
June 1, 2014 to June 28, 2014	170,872	155.67	170,872	422,915,000

Total	490,172	$157.26	490,172	422,915,000

(1)
On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of June 28, 2014, we have acquired 490,172 shares for approximately $77.1 million under this share repurchase program.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH Mark C. Jaksich Executive Vice President and Chief Financial Officer

Dated this 29th day of July, 2014.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.