Form 10-Q
period 2014-09-27
VALMONT INDUSTRIES INC
filed 2014-10-30
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
or
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

24,605,848
Outstanding shares of common stock as of October 20, 2014

VALMONT INDUSTRIES, INC.

INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product sales	$686,508	$693,480	$2,134,395	$2,228,268
Services sales	79,160	84,552	225,612	248,053

Net sales	765,668	778,032	2,360,007	2,476,321
Product cost of sales	515,217	499,190	1,586,127	1,591,657
Services cost of sales	50,951	53,278	146,921	162,260

Total cost of sales	566,168	552,468	1,733,048	1,753,917

Gross profit	199,500	225,564	626,959	722,404
Selling, general and administrative expenses	111,697	115,663	335,532	350,048

Operating income	87,803	109,901	291,427	372,356

Other income (expenses):
Interest expense	(8,716)	(8,149)	(25,217)	(24,364)
Interest income	1,477	1,560	4,793	4,765
Costs associated with refinancing of debt	(38,705)	—	(38,705)	—
Other	(2,344)	(584)	(6,253)	1,095

	(48,288)	(7,173)	(65,382)	(18,504)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	39,515	102,728	226,045	353,852

Income tax expense (benefit):
Current	23,290	40,458	82,345	127,328
Deferred	(9,064)	3,454	(4,034)	(1,275)

	14,226	43,912	78,311	126,053

Earnings before equity in earnings of nonconsolidated subsidiaries	25,289	58,816	147,734	227,799
Equity in earnings of nonconsolidated subsidiaries	(4)	75	(34)	548

Net earnings	25,285	58,891	147,700	228,347
Less: Earnings attributable to noncontrolling interests	(1,726)	(2,402)	(4,185)	(4,726)

Net earnings attributable to Valmont Industries, Inc.	$23,559	$56,489	$143,515	$223,621

Earnings per share:
Basic	$0.93	$2.12	$5.48	$8.40

Diluted	$0.92	$2.10	$5.43	$8.31

Cash dividends declared per share	$0.375	$0.250	$1.000	$0.725

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	25,287	26,665	26,208	26,632

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	25,513	26,919	26,439	26,896

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings	$25,285	$58,891	$147,700	$228,347

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(59,001)	18,124	(33,495)	(44,458)
Realized loss included in net earnings during the period	—	—	—	(5,194)
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	383	100	450	300
Realized loss included in net earnings during the period	983	—	983	—
Gain on cash flow hedges	4,837	—	4,837	—
Actuarial gain (loss) in defined benefit pension plan	1,116	857	269	(37)

Other comprehensive income (loss)	(51,682)	19,081	(26,956)	(49,389)

Comprehensive income (loss)	(26,397)	77,972	120,744	178,958
Comprehensive loss (income) attributable to noncontrolling interests	89	(2,156)	(1,615)	1,033

Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(26,308)	$75,816	$119,129	$179,991

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$452,218	$613,706
Receivables, net	570,810	515,440
Inventories	384,645	380,000
Prepaid expenses	64,673	22,997
Refundable and deferred income taxes	64,438	65,697

Total current assets	1,536,784	1,597,840

Property, plant and equipment, at cost	1,138,421	1,017,126
Less accumulated depreciation and amortization	521,869	482,916

Net property, plant and equipment	616,552	534,210

Goodwill	374,144	349,632
Other intangible assets, net	199,819	170,917
Other assets	135,422	123,895

Total assets	$2,862,721	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$202
Notes payable to banks	17,863	19,024
Accounts payable	209,996	216,121
Accrued employee compensation and benefits	94,459	122,967
Accrued expenses	93,483	71,560
Dividends payable	9,299	6,706

Total current liabilities	425,288	436,580

Deferred income taxes	76,607	78,924
Long-term debt, excluding current installments	768,611	470,907
Defined benefit pension liability	136,808	154,397
Deferred compensation	48,014	39,109
Other noncurrent liabilities	48,707	51,731
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,687,536	1,562,670
Accumulated other comprehensive income (loss)	(72,071)	(47,685)
Treasury stock	(333,744)	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,309,621	1,522,025

Noncontrolling interest in consolidated subsidiaries	49,065	22,821

Total shareholders' equity	1,358,686	1,544,846

Total liabilities and shareholders' equity	$2,862,721	$2,776,494

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net earnings	$147,700	$228,347
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	64,460	57,417
Loss on investment	4,859	—
Non-cash debt refinancing costs	(2,478)	—
Stock-based compensation	5,444	4,999
Change in fair value of contingent consideration	4,300	—
Defined benefit pension plan expense	2,003	4,870
Contribution to defined benefit pension plan	(18,245)	(16,755)
Gain on sale of property, plant and equipment	58	(5,060)
Equity in earnings in nonconsolidated subsidiaries	34	(548)
Deferred income taxes	(4,034)	(1,275)
Changes in assets and liabilities (net of acquisitions):
Receivables	(19,951)	(757)
Inventories	(4,152)	(14,574)
Prepaid expenses	(19,182)	(7,041)
Accounts payable	(21,082)	1,161
Accrued expenses	(27,926)	16,931
Other noncurrent liabilities	(6,409)	2,510
Income taxes refundable	(22,702)	(21,120)

Net cash flows from operating activities	82,697	249,105

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,412)	(75,072)
Proceeds from sale of assets	2,107	39,564
Acquisitions, net of cash acquired	(137,438)	(53,152)
Other, net	2,992	1,231

Net cash flows from investing activities	(195,751)	(87,429)

Cash flows from financing activities:
Net borrowings under short-term agreements	(1,065)	3,439
Proceeds from long-term borrowings	652,540	274
Principal payments on long-term borrowings	(357,059)	(508)
Settlement of financial derivatives	4,837	—
Dividends paid	(23,357)	(18,717)
Dividends to noncontrolling interest	(1,340)	(1,767)
Debt issuance costs	(5,464)	—
Proceeds from exercises under stock plans	12,824	15,064
Excess tax benefits from stock option exercises	3,916	4,630
Purchase of treasury shares	(316,296)	—
Purchase of common treasury shares—stock plan exercises	(12,739)	(14,644)

Net cash flows from financing activities	(43,203)	(12,229)

Effect of exchange rate changes on cash and cash equivalents	(5,231)	(20,207)

Net change in cash and cash equivalents	(161,488)	129,240
Cash and cash equivalents—beginning of year	613,706	414,129

Cash and cash equivalents—end of period	$452,218	$543,369

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	223,621	—	—	4,726	228,347
Other comprehensive income (loss)	—	—	—	(43,630)	—	(5,759)	(49,389)
Cash dividends declared	—	—	(19,412)	—	—	—	(19,412)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 93,059 shares acquired	—	—	—	—	(14,644)	—	(14,644)
Stock options exercised; 192,377 shares issued	—	(9,629)	9,361	—	15,332	—	15,064
Tax benefit from stock option exercises	—	4,630	—	—	—	—	4,630
Stock option expense	—	3,935	—	—	—	—	3,935
Stock awards; 9,801 shares issued	—	1,064	—	—	622	—	1,686

Balance at September 28, 2013	$27,900	$—	$1,514,099	$308	$(21,145)	$54,623	$1,575,785

Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	143,515	—	—	4,185	147,700
Other comprehensive income (loss)	—	—	—	(24,386)	—	(2,570)	(26,956)
Cash dividends declared	—	—	(25,950)	—	—	—	(25,950)
Dividends to noncontrolling interests	—	—	—	—	—	(1,340)	(1,340)
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Acquisition of AgSense	—	—	—	—	—	16,333	16,333
Addition of noncontrolling interest	—	—	—	—	—	404	404
Purchase of treasury shares; 2,126,392 shares acquired	—	—	—	—	(316,296)	—	(316,296)
Stock plan exercises; 83,431 shares acquired	—	—	—	—	(12,739)	—	(12,739)
Stock options exercised; 171,508 shares issued	—	(9,360)	7,301	—	14,883	—	12,824
Tax benefit from stock option exercises	—	3,916	—	—	—	—	3,916
Stock option expense	—	3,767	—	—	—	—	3,767
Stock awards; 8,247 shares issued	—	1,677	—	—	1,268	—	2,945

Balance at September 27, 2014	$27,900	$—	$1,687,536	$(72,071)	$(333,744)	$49,065	$1,358,686

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of September 27, 2014, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 27, 2014 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2013. The results of operations for the period ended September 27, 2014 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 27, 2014 and December 28, 2013, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $47,380 and $45,204 at September 27, 2014 and December 28, 2013, respectively.

        Inventories consisted of the following:

	September 27, 2014	December 28, 2013
Raw materials and purchased parts	$185,573	$179,576
Work-in-process	29,954	27,294
Finished goods and manufactured goods	216,498	218,334

Subtotal	432,025	425,204
Less: LIFO reserve	47,380	45,204

	$384,645	$380,000

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2014	2013	2014	2013
United States	$4,844	$66,143	$141,635	$253,564
Foreign	34,671	36,585	84,410	100,288

	$39,515	$102,728	$226,045	$353,852

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

        The components of the net periodic pension expense for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2014	2013	2014	2013
Net periodic benefit expense:
Interest cost	$7,274	$6,535	$21,783	$19,593
Expected return on plan assets	(6,605)	(4,910)	(19,780)	(14,723)

Net periodic benefit expense	$669	$1,625	$2,003	$4,870

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 27, 2014, 1,463,600 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2014	2013	2014	2013
Compensation expense	$1,242	$1,308	$3,767	$3,935
Income tax benefits	478	504	1,450	1,515

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $36,308 ($27,133 at December 28, 2013) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $8,295 and $13,910 is recorded at fair value at September 27, 2014 and December 28, 2013, respectively. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$44,603	$44,603	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,043	$41,043	$—	$—

  Derivative Instruments

        On September 22, 2014, the Company issued and sold $250,000 aggregate principal amount of the Company's 5.00% Senior Notes due 2044 (the "2044 Notes") and $250,000 aggregate principal amount of the Company's 5.25% Senior Notes due 2054 (the "2054 Notes"). During the third quarter of 2014, the Company executed a contract to lock in the treasury rate related to the issuance of the 2044 Notes and a second contract to lock in the base interest rate on the issuance of the 2054 Notes. These contracts, each for a notional amount of $125,000, were executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On September 10, 2014, these contracts were settled with the Company receiving approximately $4,837

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the counterparties which was recorded in accumulated other comprehensive income and will be amortized as a reduction of interest expense over the term of the debt.

        In conjunction with the repurchase through a partial tender offer of $199,800 of the Company's 6.625% Senior notes due 2020 (the "2020 Notes") during September 2014, the Company recognized $983 of expense, which is a proportionate amount of the unrealized loss on cash flow hedge with respect to the 2020 Notes recorded within other comprehensive income. This $983 is included in the costs associated with refinancing of debt in the condensed consolidated statement of earnings.

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 27, 2014 and December 28, 2013:

	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2013	$(20,165)	$(2,535)	$(24,985)	$(47,685)
Current-period comprehensive income (loss)	(30,925)	6,270	269	(24,386)

Balance at September 27, 2014	$(51,090)	$3,735	$(24,716)	$(72,071)

  Subsequent Events

        On October 6, 2014, the Company purchased the assets of Shakespeare Composite Structures (Shakespeare) for $48 million in cash, net of assumed liabilities. Shakespeare is a manufacturer of fiberglass reinforced composite structures and products, and the originator of the composite light pole, with two manufacturing facilities in South Carolina. Shakespeare's annual sales are approximately $55 million and it will be included in the Engineered Infrastructure Products Segment. The acquisition, which was funded by cash held by the Company, was completed to extend Valmont's leading product offerings in the lighting, traffic, and utility markets.

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

        The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process and purchase price allocation to be completed in the fourth quarter of 2014 in conjunction with the finalization of the trade working capital settlement.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At March 3, 2014
Current assets	$73,421
Property, plant and equipment	85,645
Intangible assets	30,340
Goodwill	14,317

Total fair value of assets acquired	$203,723

Current liabilities	50,953
Deferred income taxes	14,114
Intercompany note payable	37,448
Long-term debt	8,941

Total fair value of liabilities assumed	111,456
Non-controlling interests	9,232

Net assets acquired	$83,035

        The Company's Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 27, 2014 included net sales of $41,284 and $105,805 and net earnings of $2,466 and $6,568, respectively, resulting from Valmont SM's operations from March 3, 2014 to September 27,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

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

        The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price could be paid to the sellers upon the achievement of certain gross profit and inventory targets over the two years following date of acquisition and the Company recognized an estimated liability of $7,178 at February 5, 2013. During 2014 and 2013, the Company made payments of approximately $2.3 million to the sellers with respect to achievement of these targets. The Company determined that the additional purchase price tied to a gross profit target for the twelve months ending February 2015 would not be achieved and therefore the additional purchase price with respect to that target will not be paid. As such, approximately $4.3 million of this liability was reversed and recognized against cost of goods sold during the third quarter of 2014.

        On August 25, 2014, the Company acquired 51% of AgSense, LLC (AgSense) for $17 million in cash. AgSense operates in South Dakota and is the creator of global WagNet network which provides growers with a more complete view of their entire farming operation by tying irrigation decision making to field, crop and weather conditions. In the preliminary measurement of fair values of assets acquired and liabilities assumed, goodwill of $17,343 and $13,510 of customer relationships, trade name and other intangible assets were recorded. A portion of the goodwill is deductible for tax purposes. AgSense is included in the Irrigation Segment and the purchase price allocation is expected to be finalized in the fourth quarter of 2014.

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

        The Company's Condensed Consolidated Statement of Earnings for the thirteen and thirty-nine weeks ended September 27, 2014 included net sales of $64,838 and $168,891 and net earnings of $8,185 and $13,760 resulting from the Valmont SM, AgSense, Locker, and Armorflex acquisitions. The pro forma effect of these acquisitions on the third quarter and first three quarters of the 2013 Statement of Earnings was as follows:

	Thirteen weeks Ended September 28, 2013	Thirty-nine weeks Ended September 28, 2013
Net sales	$827,374	$2,630,881
Net earnings	$60,549	$233,437
Earnings per share—diluted	$2.25	$8.68

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at September 27, 2014 and December 28, 2013 were as follows:

	September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$203,018	$86,175	13 years
Proprietary Software & Database	3,872	2,983	6 years
Patents & Proprietary Technology	12,694	8,258	8 years
Other	4,499	2,584	3 years

	$224,083	$100,000

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

        Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively was as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
2014	2013	2014	2013
$4,702	$3,750	$13,439	$11,446

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2014	$19,489
2015	17,182
2016	16,719
2017	16,519
2018	14,863

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 27, 2014 and December 28, 2013 were as follows:

	September 27, 2014	December 28, 2013	Year Acquired
Webforge	$17,595	$17,787	2010
Valmont SM	11,285	—	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	9,286	9,387	2010
Donhad	7,006	7,082	2010
Industrial Galvanizers	4,073	4,117	2010
Other	15,380	14,685

	$75,736	$64,169

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

        The Company's trade names were tested for impairment in the third quarter of 2014. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company determined that its trade names were not impaired.

  Goodwill

        The carrying amount of goodwill by segment as of September 27, 2014 and December 28, 2013 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 28, 2013	$175,442	$75,404	$77,062	$2,420	$19,304	$349,632
Acquisitions	14,317	—	—	17,343	—	31,660
Foreign currency translation	(6,194)	—	(729)	(18)	(207)	(7,148)

Balance at September 27, 2014	$183,565	$75,404	$76,333	$19,745	$19,097	$374,144

        The goodwill from acquisitions arose from the acquisition of Valmont SM in the first quarter, and the purchase of 51% ownership in AgSense in the third quarter of 2014. The Company's goodwill was tested for impairment during the third quarter of 2014. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS (Continued)

could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 were as follows:

	2014	2013
Interest	$23,199	$17,010
Income taxes	94,493	149,529

        On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of September 27, 2014, the Company has acquired 2,126,392 shares for approximately $316.3 million.

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 27, 2014:
Net earnings attributable to Valmont Industries, Inc.	$23,559	$—	$23,559
Shares outstanding	25,287	226	25,513
Per share amount	$0.93	$(0.01)	$0.92
Thirteen weeks ended September 28, 2013:
Net earnings attributable to Valmont Industries, Inc.	$56,489	$—	$56,489
Shares outstanding	26,665	254	26,919
Per share amount	$2.12	$(0.02)	$2.10
Thirty-nine weeks ended September 27, 2014:
Net earnings attributable to Valmont Industries, Inc.	$143,515	$—	$143,515
Shares outstanding	26,208	231	26,439
Per share amount	$5.48	$(0.05)	$5.43
Thirty-nine weeks ended September 28, 2013:
Net earnings attributable to Valmont Industries, Inc.	$223,621	$—	$223,621
Shares outstanding	26,632	264	26,896
Per share amount	$8.40	$(0.09)	$8.31

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) EARNINGS PER SHARE (Continued)

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share does not equal the total for the year primarily due to the share buyback program that began in the second quarter of 2014.

        At September 27, 2014, there were 273,170 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share for the thirteen and thirty-nine weeks ending September 27, 2014. At September 28, 2013, there were 1,172 outstanding stock options with exercise prices exceeding the market price of common stock.

(6) LONG-TERM DEBT

        On September 22, 2014, the Company issued and sold $250,000 aggregate principal amount of the Company's 5.00% senior notes due 2044 and $250,000 aggregate principal amount of the Company's 5.25% senior notes due 2054. On September 22, 2014, the Company repurchased through a partial tender offer $199,800 in aggregate principal amount of the Company's 6.625% senior notes due 2020, and $250,200 of the notes remain outstanding following the conclusion of the tender offer.

	September 27, 2014	December 28, 2013
5.00% senior unsecured notes due 2044(a)	$250,000	$—
5.25% senior unsecured notes due 2054(b)	250,000	—
Unamortized discount on 5.00% and 5.25% senior unsecured notes(a and b)	(4,460)	—
6.625% senior unsecured notes due 2020(c)	250,200	450,000
Unamortized premium on 6.625% senior unsecured notes(c)	5,650	11,241
Revolving credit agreement(d)	—	—
IDR Bonds(e)	8,500	8,500
Other notes	8,909	1,368

Total long-term debt	768,799	471,109
Less current installments of long-term debt	188	202

Long-term debt, excluding current installments	$768,611	$470,907

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $1,160 at September 27, 2014. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $3,300 at September 27, 2014. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) LONG-TERM DEBT (Continued)

  part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(c)
The 6.625% senior unsecured notes due 2020, following a partial tender offer in September 2014, include a remaining aggregate principal amount of $250,200 on which interest is paid and an unamortized premium balance of $5,650 at September 27, 2014. The notes bear interest at 6.625% per annum and are due on April 1, 2020. In September 2014, the Company repurchased by partial tender $199,800 in aggregate principal amount of these notes and incurred cash prepayment expenses of approximately $41,200. In addition, $4,439 of the unamortized premium was recognized as income which is the proportionate amount of debt that was repaid. The remaining premium will be amortized against interest expense as interest payments are made over the term of the notes. These notes may be repurchased at specified prepayment premiums. These notes are guaranteed by certain subsidiaries of the Company.

(d)
On October 17, 2014, the Company entered into a First Amendment to our Credit Agreement with JPMorgan Chase Bank, as Administrative Agent, and the other lenders party thereto, dated as of August 15, 2012, which increased the committed unsecured revolving credit facility from $400 million to $600 million and extended the maturity date from August 15, 2017 to October 17, 2019. The Company may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments. The interest rate on our borrowings will be, at our option, either:

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 100 to 162.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc., or;

(ii)
the higher of

•
the prime lending rate,

•
the Federal Funds rate plus 50 basis points, and

•
LIBOR (based on a 1 month interest period) plus 100 basis points,

    Plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.

          At September 27, 2014, the Company had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit additional borrowing capability under the agreement. At October 21, 2014, the Company had the ability to borrow $582.4 million under this facility. Standby letters of credit totaling $17.6 million related to various insurance obligations were outstanding at October 21, 2014 and reduce the amount available to borrow under this agreement.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity June 1, 2025. The effective interest rates at September 27, 2014 and December 28, 2013 were .20% and 0.21%, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) LONG-TERM DEBT (Continued)

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at September 27, 2014. The minimum aggregate maturities of long-term debt for each of the five years following 2014 are: $1,262, $1,265, $1,050, $1,050 and $1,050.

        The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, the 6.625% senior unsecured notes due 2020, and the Amended Credit Agreement are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., Valmont Group Pty. Ltd. and Valmont Queensland Pty. Ltd.

(7) BUSINESS SEGMENTS

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$158,977	$171,991	$462,707	$480,648
Communication Products	45,952	38,674	119,456	102,067
Offshore Structures	41,284	—	105,805	—
Access Systems	48,686	49,618	139,745	151,874

Engineered Infrastructure Products segment	294,899	260,283	827,713	734,589
Utility Support Structures segment:
Steel	156,112	199,912	527,123	611,573
Concrete	25,073	29,508	81,819	85,728

Utility Support Structures segment	181,185	229,420	608,942	697,301
Coatings segment	86,735	89,009	254,063	272,052
Irrigation segment	174,288	175,120	606,938	690,002
Other	60,838	71,836	181,226	233,384

Total	797,945	825,668	2,478,882	2,627,328
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	10,696	24,970	48,427	76,591
Utility Support Structures segment	626	489	2,146	1,199
Coatings segment	13,166	13,697	42,889	42,475
Irrigation segment	1	4	14	5
Other	7,788	8,476	25,399	30,737

Total	32,277	47,636	118,875	151,007
NET SALES:
Engineered Infrastructure Products segment	284,203	235,313	779,286	657,998
Utility Support Structures segment	180,559	228,931	606,796	696,102
Coatings segment	73,569	75,312	211,174	229,577
Irrigation segment	174,287	175,116	606,924	689,997
Other	53,050	63,360	155,827	202,647

Total	$765,668	$778,032	$2,360,007	$2,476,321

OPERATING INCOME:
Engineered Infrastructure Products segment	$33,200	$25,689	$75,534	$61,026
Utility Support Structures segment	16,975	41,491	76,107	129,767
Coatings segment	17,554	19,833	47,260	56,805
Irrigation segment	26,888	31,145	111,507	149,878
Other	6,211	9,978	23,104	33,790
Corporate	(13,025)	(18,235)	(42,085)	(58,910)

Total	$87,803	$109,901	$291,427	$372,356

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        On September 22, 2014, the Company issued and sold $250,000 aggregate principal amount of the Company's 5.00% senior notes due 2044 and $250,000 aggregate principal amount of the Company's 5.25% senior notes due 2054. On September 22, 2014, the Company repurchased through a partial tender offer $199,800 in aggregate principal amount of the Company's 6.625% senior notes due 2020, and $250,200 of the notes remain outstanding following the conclusion of the tender offer. All of the notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

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

	Parent	Parent	Guarantor	Guarantor	Eliminations	Eliminations
	As previously reported	As revised	As previously reported	As revised	As previously reported	As revised
2013
Cash flows from operating activities:
Equity in earnings of nonconsolidated subsidiaries	$(341)	$(121,211)	$—	$(48,927)	$—	$169,797
Net cash flows from operating activities	239,277	118,407	77,264	28,337	(166,675)	3,122
Cash flows from investing activities:
Other, net	(68,447)	52,423	(105,512)	(56,585)	166,675	(3,122)
Net cash flows from investing activities	(107,989)	12,881	(123,858)	(74,931)	166,675	(3,122)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$313,775	$120,016	$384,564	$(52,687)	$765,668
Cost of sales	234,085	92,091	292,722	(52,730)	566,168

Gross profit	79,690	27,925	91,842	43	199,500
Selling, general and administrative expenses	48,560	12,145	50,992	—	111,697

Operating income	31,130	15,780	40,850	43	87,803

Other income (expense):
Interest expense	(8,061)	(11,288)	(655)	11,288	(8,716)
Interest income	2	161	12,602	(11,288)	1,477
Costs associated with refinancing of debt	(38,705)	—	—	—	(38,705)
Other	(196)	(149)	(1,999)	—	(2,344)

	(46,960)	(11,276)	9,948	—	(48,288)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	(15,830)	4,504	50,798	43	39,515

Income tax expense (benefit):
Current	9,296	3,600	10,397	(3)	23,290
Deferred	(12,430)	(342)	3,708	—	(9,064)

	(3,134)	3,258	14,105	(3)	14,226

Earnings before equity in earnings of nonconsolidated subsidiaries	(12,696)	1,246	36,693	46	25,289
Equity in earnings of nonconsolidated subsidiaries	36,255	17,026	—	(53,285)	(4)

Net earnings	23,559	18,272	36,693	(53,239)	25,285
Less: Earnings attributable to noncontrolling interests	—	—	(1,726)	—	(1,726)

Net earnings attributable to Valmont Industries, Inc	$23,559	$18,272	$34,967	$(53,239)	$23,559

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,069,059	$380,327	$1,072,560	$(161,939)	$2,360,007
Cost of sales	785,898	283,443	826,120	(162,413)	1,733,048

Gross profit	283,161	96,884	246,440	474	626,959
Selling, general and administrative expenses	146,514	37,806	151,212	—	335,532

Operating income	136,647	59,078	95,228	474	291,427

Other income (expense):
Interest expense	(23,427)	(33,505)	(1,790)	33,505	(25,217)
Interest income	28	496	37,774	(33,505)	4,793
Costs associated with refinancing of debt	(38,705)	—	—	—	(38,705)
Other	1,625	(501)	(7,377)	—	(6,253)

	(60,479)	(33,510)	28,607	—	(65,382)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	76,168	25,568	123,835	474	226,045

Income tax expense (benefit):
Current	38,489	11,813	31,914	129	82,345
Deferred	(6,601)	1,325	1,242	—	(4,034)

	31,888	13,138	33,156	129	78,311

Earnings before equity in earnings of nonconsolidated subsidiaries	44,280	12,430	90,679	345	147,734
Equity in earnings of nonconsolidated subsidiaries	99,235	42,929	—	(142,198)	(34)

Net earnings	143,515	55,359	90,679	(141,853)	147,700
Less: Earnings attributable to noncontrolling interests	—	—	(4,185)	—	(4,185)

Net earnings attributable to Valmont Industries, Inc	$143,515	$55,359	$86,494	$(141,853)	$143,515

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$331,525	$161,432	$366,522	$(81,447)	$778,032
Cost of sales	238,692	121,870	273,317	(81,411)	552,468

Gross profit	92,833	39,562	93,205	(36)	225,564
Selling, general and administrative expenses	51,621	14,530	49,512	—	115,663

Operating income	41,212	25,032	43,693	(36)	109,901

Other income (expense):
Interest expense	(7,724)	(11,122)	(425)	11,122	(8,149)
Interest income	18	242	12,422	(11,122)	1,560
Other	1,422	9	(2,015)	—	(584)

	(6,284)	(10,871)	9,982	—	(7,173)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	34,928	14,161	53,675	(36)	102,728

Income tax expense (benefit):
Current	19,473	7,419	13,631	(65)	40,458
Deferred	(4,969)	(360)	8,783	—	3,454

	14,504	7,059	22,414	(65)	43,912

Earnings before equity in earnings of nonconsolidated subsidiaries	20,424	7,102	31,261	29	58,816
Equity in earnings of nonconsolidated subsidiaries	36,065	6,542	—	(42,532)	75

Net earnings	56,489	13,644	31,261	(42,503)	58,891
Less: Earnings attributable to noncontrolling interests	—	—	(2,402)	—	(2,402)

Net earnings attributable to Valmont Industries, Inc	$56,489	$13,644	$28,859	$(42,503)	$56,489

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,174,955	$501,308	$1,052,733	$(252,675)	$2,476,321
Cost of sales	837,321	377,158	795,182	(255,744)	1,753,917

Gross profit	337,634	124,150	257,551	3,069	722,404
Selling, general and administrative expenses	157,367	42,871	149,810	—	350,048

Operating income	180,267	81,279	107,741	3,069	372,356

Other income (expense):
Interest expense	(23,115)	(35,696)	(1,249)	35,696	(24,364)
Interest income	33	732	39,696	(35,696)	4,765
Other	3,224	55	(2,184)	—	1,095

	(19,858)	(34,909)	36,263	—	(18,504)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	160,409	46,370	144,004	3,069	353,852

Income tax expense (benefit):
Current	65,472	20,801	40,283	772	127,328
Deferred	(7,473)	1,342	4,856	—	(1,275)

	57,999	22,143	45,139	772	126,053

Earnings before equity in earnings of nonconsolidated subsidiaries	102,410	24,227	98,865	2,297	227,799
Equity in earnings of nonconsolidated subsidiaries	121,211	48,927	207	(169,797)	548

Net earnings	223,621	73,154	99,072	(167,500)	228,347
Less: Earnings attributable to noncontrolling interests	—	—	(4,726)	—	(4,726)

Net earnings attributable to Valmont Industries, Inc	$223,621	$73,154	$94,346	$(167,500)	$223,621

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$23,559	$18,272	$36,693	$(53,239)	$25,285

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	37,807	(96,808)	—	(59,001)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	283	—	383
Realized loss included in net earnings during the period	983	—	—	—	983
Gain on cash flow hedges	4,837	—	—	—	4,837
Actuarial gain (loss) in defined benefit pension plan liability	—	—	1,116	—	1,116
Equity in other comprehensive income	(55,787)	—	—	55,787	—

Other comprehensive income (loss)	(49,867)	37,807	(95,409)	55,787	(51,682)

Comprehensive income	(26,308)	56,079	(58,716)	2,548	(26,397)
Comprehensive income attributable to noncontrolling interests	—	—	89	—	89

Comprehensive income attributable to Valmont Industries, Inc.	$(26,308)	$56,079	$(58,627)	$2,548	$(26,308)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$143,515	$55,359	$90,679	$(141,853)	$147,700

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period		8,492	(41,987)	—	(33,495)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	300	—	150	—	450
Realized loss included in net earnings during the period	983	—	—	—	983
Gain on cash flow hedges	4,837	—	—	—	4,837
Actuarial gain (loss) in defined benefit pension plan liability	—	—	269	—	269
Equity in other comprehensive income	(30,506)	—		30,506	—

Other comprehensive income (loss)	(24,386)	8,492	(41,568)	30,506	(26,956)

Comprehensive income	119,129	63,851	49,111	(111,347)	120,744
Comprehensive income attributable to noncontrolling interests	—	—	(1,615)	—	(1,615)

Comprehensive income attributable to Valmont Industries, Inc.	$119,129	$63,851	$47,496	$(111,347)	$119,129

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$56,489	$13,644	$31,261	$(42,503)	$58,891

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	30,221	(12,097)	—	18,124
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100
Actuarial gain (loss) in defined benefit pension plan liability	—	—	857	—	857
Equity in other comprehensive income	19,227	—	—	(19,227)	—

Other comprehensive income (loss)	19,327	30,221	(11,240)	(19,227)	19,081

Comprehensive income	75,816	43,865	20,021	(61,730)	77,972
Comprehensive income attributable to noncontrolling interests	—	—	(2,156)	—	(2,156)

Comprehensive income attributable to Valmont Industries, Inc.	$75,816	$43,865	$17,865	$(61,730)	$75,816

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$223,621	$73,154	$99,072	$(167,500)	$228,347

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	57,707	(102,165)	—	(44,458)
Realized (loss) included in net earnings during the period	—	—	(5,194)	—	(5,194)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	300	—	—	—	300
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(37)	—	(37)
Equity in other comprehensive income	(43,930)	—	—	43,930	—

Other comprehensive income (loss)	(43,630)	57,707	(107,396)	43,930	(49,389)

Comprehensive income	179,991	130,861	(8,324)	(123,570)	178,958
Comprehensive income attributable to noncontrolling interests	—	—	1,033	—	1,033

Comprehensive income attributable to Valmont Industries, Inc.	$179,991	$130,861	$(7,291)	$(123,570)	$179,991

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 27, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$153,921	$3,663	$294,634	$—	$452,218
Receivables, net	158,080	78,808	333,922	—	570,810
Inventories	130,039	65,194	189,412	—	384,645
Prepaid expenses	6,948	759	56,966	—	64,673
Refundable and deferred income taxes	46,233	6,396	11,809	—	64,438

Total current assets	495,221	154,820	886,743	—	1,536,784

Property, plant and equipment, at cost	555,552	126,438	456,431	—	1,138,421
Less accumulated depreciation and amortization	316,637	66,509	138,723	—	521,869

Net property, plant and equipment	238,915	59,929	317,708	—	616,552

Goodwill	20,108	107,542	246,494	—	374,144
Other intangible assets	306	44,847	154,666	—	199,819
Investment in subsidiaries and intercompany accounts	1,477,670	1,489,054	564,888	(3,531,612)	—
Other assets	44,958	—	90,464	—	135,422

Total assets	$2,277,178	$1,856,192	$2,260,963	$(3,531,612)	$2,862,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$—	$—	$188
Notes payable to banks	—	—	17,863	—	17,863
Accounts payable	59,365	16,720	133,911	—	209,996
Accrued employee compensation and benefits	49,004	5,508	39,947	—	94,459
Accrued expenses	35,806	6,223	51,454	—	93,483
Dividends payable	9,299	—	—	—	9,299

Total current liabilities	153,662	28,451	243,175	—	425,288

Deferred income taxes	2,575	28,649	45,383	—	76,607
Long-term debt, excluding current installments	760,130	507,362	8,481	(507,362)	768,611
Defined benefit pension liability	—	—	136,808	—	136,808
Deferred compensation	41,629	—	6,385	—	48,014
Other noncurrent liabilities	9,561	—	39,146	—	48,707
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	254,982	(712,932)	27,900
Additional paid-in capital	—	150,286	1,034,236	(1,184,522)	—
Retained earnings	1,687,536	608,558	505,735	(1,114,293)	1,687,536
Accumulated other comprehensive income (loss)	(72,071)	74,936	(62,433)	(12,503)	(72,071)
Treasury stock	(333,744)	—	—	—	(333,744)

Total Valmont Industries, Inc. shareholders' equity	1,309,621	1,291,730	1,732,520	(3,024,250)	1,309,621

Noncontrolling interest in consolidated subsidiaries	—	—	49,065	—	49,065

Total shareholders' equity	1,309,621	1,291,730	1,781,585	(3,024,250)	1,358,686

Total liabilities and shareholders' equity	$2,277,178	$1,856,192	$2,260,963	$(3,531,612)	$2,862,721

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 27, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$143,515	$55,359	$90,679	$(141,853)	$147,700
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,094	9,804	37,562	—	64,460
Loss on investment	—	—	4,859	—	4,859
Non-cash debt refinancing costs	(2,478)	—	—	—	(2,478)
Stock-based compensation	5,444	—	—	—	5,444
Change in fair value of contingent consideration	—	—	4,300	—	4,300
Defined benefit pension plan expense	—	—	2,003	—	2,003
Contribution to defined benefit pension plan	—	—	(18,245)	—	(18,245)
Gain on sale of property, plant and equipment	37	(30)	51	—	58
Equity in earnings in nonconsolidated subsidiaries	(99,235)	(42,929)	—	142,198	34
Deferred income taxes	(6,601)	1,324	1,243	—	(4,034)
Changes in assets and liabilities (net of acquisitions):
Receivables	(18,901)	29,838	(30,888)	—	(19,951)
Inventories	2,914	5,036	(12,102)	—	(4,152)
Prepaid expenses	(2,213)	173	(17,142)	—	(19,182)
Accounts payable	(2,788)	(3,643)	(14,651)	—	(21,082)
Accrued expenses	(18,654)	(9,296)	24	—	(27,926)
Other noncurrent liabilities	2,061	—	(8,470)	—	(6,409)
Income taxes payable (refundable)	(16,149)	(225)	(6,328)	—	(22,702)

Net cash flows from operating activities	4,046	45,411	32,895	345	82,697

Cash flows from investing activities:
Purchase of property, plant and equipment	(35,925)	(1,972)	(25,515)	—	(63,412)
Proceeds from sale of assets	8	127	1,972	—	2,107
Acquisitions, net of cash acquired	—	—	(137,438)	—	(137,438)
Other, net	36,954	(15,989)	(17,628)	(345)	2,992

Net cash flows from investing activities	1,037	(17,834)	(178,609)	(345)	(195,751)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(1,065)	—	(1,065)
Proceeds from long-term borrowings	652,540	—	—	—	652,540
Principal payments on long-term borrowings	(356,994)	—	(65)	—	(357,059)
Settlement of financial derivative	4,837	—	—	—	4,837
Dividends paid	(23,357)	—	—	—	(23,357)
Intercompany dividends	116,995	(18,533)	(98,462)	—	—
Dividends to noncontrolling interest	—	—	(1,340)	—	(1,340)
Intercompany interest on long-term note	—	(54,398)	54,398	—	—
Debt issuance costs	(5,464)	—	—	—	(5,464)
Intercompany capital contribution	(143,000)	—	143,000	—	—
Proceeds from exercises under stock plans	12,824	—	—	—	12,824
Excess tax benefits from stock option exercises	3,916	—	—	—	3,916
Purchase of treasury shares	(316,296)	—	—	—	(316,296)
Purchase of common treasury shares—stock plan exercises:	(12,739)	—	—	—	(12,739)

Net cash flows from financing activities	(66,738)	(72,931)	96,466	—	(43,203)

Effect of exchange rate changes on cash and cash equivalents	—	(36)	(5,195)	—	(5,231)

Net change in cash and cash equivalents	(61,655)	(45,390)	(54,443)	—	(161,488)
Cash and cash equivalents—beginning of year	215,576	49,053	349,077	—	613,706

Cash and cash equivalents—end of period	$153,921	$3,663	$294,634	$—	$452,218

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$223,621	$73,154	$99,072	$(167,500)	$228,347
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	15,252	9,620	32,545	—	57,417
Stock-based compensation	4,999	—	—	—	4,999
Defined benefit pension plan expense	—	—	4,870	—	4,870
Contribution to defined benefit pension plan	—	—	(16,755)	—	(16,755)
Gain on sale of property, plant and equipment	354	37	(5,451)	—	(5,060)
Equity in earnings of nonconsolidated subsidiaries	(121,211)	(48,927)	(207)	169,797	(548)
Deferred income taxes	(7,473)	1,342	4,856	—	(1,275)
Changes in assets and liabilities:
Receivables	8,737	3,552	(13,046)	—	(757)
Inventories	3,146	(5,556)	(12,164)	—	(14,574)
Prepaid expenses	(1,148)	290	(6,183)	—	(7,041)
Accounts payable	(11,968)	(2,992)	16,121	—	1,161
Accrued expenses	17,944	(148)	(865)	—	16,931
Other noncurrent liabilities	5,987	—	(3,477)	—	2,510
Income taxes payable (refundable)	(19,833)	(2,035)	(77)	825	(21,120)

Net cash flows from operations	118,407	28,337	99,239	3,122	249,105

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,034)	(18,381)	(15,657)	—	(75,072)
Proceeds from sale of assets	1,492	35	38,037	—	39,564
Acquisitions, net of cash acquired	—	—	(53,152)	—	(53,152)
Other, net	52,423	(56,585)	8,515	(3,122)	1,231

Net cash flows from investing activities	12,881	(74,931)	(22,257)	(3,122)	(87,429)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	3,439	—	3,439
Proceeds from long-term borrowings	—	—	274	—	274
Principal payments on long-term borrowings	(187)	—	(321)	—	(508)
Dividends paid	(18,717)	—	—	—	(18,717)
Intercompany dividends	—	20,133	(20,133)	—	—
Dividend to noncontrolling interests	—	—	(1,767)	—	(1,767)
Proceeds from exercises under stock plans	15,064	—	—	—	15,064
Excess tax benefits from stock option exercises	4,630	—	—	—	4,630
Purchase of common treasury shares—stock plan exercises	(14,644)	—	—	—	(14,644)

Net cash flows from financing activities	(13,854)	20,133	(18,508)	—	(12,229)

Effect of exchange rate changes on cash and cash equivalents	—	(5,556)	(14,651)	—	(20,207)

Net change in cash and cash equivalents	117,434	(32,017)	43,823	—	129,240
Cash and cash equivalents—beginning of year	40,926	83,203	290,000	—	414,129

Cash and cash equivalents—end of period	$158,360	$51,186	$333,823	$—	$543,369

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	% Incr. (Decr.)	September 27, 2014	September 28, 2013	% Incr. (Decr.)
Consolidated
Net sales	$765.7	$778.0	(1.6)%	$2,360.0	$2,476.3	(4.7)%
Gross profit	199.5	225.6	(11.6)%	627.0	722.4	(13.2)%
as a percent of sales	26.1%	29.0%		26.6%	29.2%
SG&A expense	111.7	115.7	(3.5)%	335.5	350.0	(4.1)%
as a percent of sales	14.6%	14.9%		14.2%	14.1%
Operating income	87.8	109.9	(20.1)%	291.4	372.4	(21.8)%
as a percent of sales	11.5%	14.1%		12.3%	15.0%
Net interest expense	7.2	6.6	9.1%	20.4	19.6	4.1%
Refinancing costs	38.7	—	NM	38.7	—	NM
Effective tax rate	36.0%	42.8%		34.6%	35.6%
Net earnings	$23.6	$56.5	(58.2)%	$143.5	$223.6	(35.8)%
Diluted earnings per share	$0.92	$2.10	(56.2)%	$5.43	$8.31	(34.7)%
Engineered Infrastructure Products
Net sales	$284.2	$235.3	20.8%	$779.3	$658.0	18.4%
Gross profit	76.9	67.6	13.8%	205.3	186.0	10.4%
SG&A expense	43.7	41.9	4.3%	129.8	125.0	3.8%
Operating income	33.2	25.7	29.2%	75.5	61.0	23.8%
Utility Support Structures
Net sales	$180.6	$228.9	(21.1)%	$606.8	$696.1	(12.8)%
Gross profit	36.5	61.8	(40.9)%	134.5	189.8	(29.1)%
SG&A expense	19.5	20.3	(3.9)%	58.4	60.0	(2.7)%
Operating income	17.0	41.5	(59.0)%	76.1	129.8	(41.4)%
Coatings
Net sales	$73.6	$75.3	(2.3)%	$211.2	$229.6	(8.0)%
Gross profit	26.7	28.7	(7.0)%	75.3	80.9	(6.9)%
SG&A expense	9.1	8.9	2.2%	28.0	24.1	16.2%
Operating income	17.6	19.8	(11.1)%	47.3	56.8	(16.7)%
Irrigation
Net sales	$174.3	$175.1	(0.5)%	$606.9	$690.0	(12.0)%
Gross profit	49.1	52.9	(7.2)%	176.7	216.3	(18.3)%
SG&A expense	22.3	21.7	2.8%	65.2	66.4	(1.8)%
Operating income	26.8	31.2	(14.1)%	111.5	149.9	(25.6)%
Other
Net sales	$53.0	$63.4	(16.4)%	$155.8	$202.6	(23.1)%
Gross profit	10.3	14.9	(30.9)%	35.0	49.2	(28.9)%
SG&A expense	4.1	4.9	(16.3)%	11.9	15.4	(22.7)%
Operating income	6.2	10.0	(38.0)%	23.1	33.8	(31.7)%
Net corporate expense
Gross profit	$—	$(0.1)	NM	$0.2	$0.2	NM
SG&A expense	13.0	18.1	(28.2)%	42.3	59.1	(28.4)%
Operating loss	(13.0)	(18.2)	28.6%	(42.1)	(58.9)	28.5%

  NM=Not meaningful

Overview

        On a consolidated basis, the decrease in net sales in the third quarter and first three quarters of fiscal 2014, as compared with 2013, reflected lower sales in all reportable segments except for the Engineered Infrastructure Products (EIP) segment. The changes in net sales in the third quarter and first three quarters of fiscal 2014, as compared with fiscal 2013, were as follows:

	Third quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$778.0	$235.3	$228.9	$75.3	$175.1	$63.4
Volume	(26.1)	(1.0)	(22.0)	(5.1)	0.9	1.1
Pricing/mix	(21.7)	4.4	(26.4)	3.4	(2.0)	(1.1)
Acquisitions/Divestiture	33.6	43.9	—	—	0.6	(10.9)
Currency translation	1.9	1.6	0.1	—	(0.3)	0.5

Sales—2014	$765.7	$284.2	$180.6	$73.6	$174.3	$53.0

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$2,476.3	$658.0	$696.1	$229.6	$690.0	$202.6
Volume	(126.3)	8.3	(38.1)	(15.4)	(75.0)	(6.1)
Pricing/mix	(48.0)	4.3	(49.7)	3.7	(1.4)	(4.9)
Acquisitions/Divestiture	88.5	117.0	—	—	0.6	(29.1)
Currency translation	(30.5)	(8.3)	(1.5)	(6.7)	(7.3)	(6.7)

Sales—2014	$2,360.0	$779.3	$606.8	$211.2	$606.9	$155.8

        Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included Locker Group Holdings ("Locker"), Armorflex International Ltd. ("Armorflex"), AgSense LLC, and DS SM A/S, which was renamed Valmont SM. We acquired Locker in February 2013, Armorflex in December 2013, AgSense in August 2014, and Valmont SM in March 2014. All of these acquisitions are reported in the Engineered Infrastructure Products segment, except for AgSense which is reported in the Irrigation segment. In the "Other" category, the sales reduction of $10.9 million and $29.1 million in the third quarter and first three quarters of 2014 reflects the deconsolidation of Delta EMD Pty. Ltd. ("EMD") in December 2013, following the reduction of our ownership in the operation to below 50%.

        In the third quarter and first three quarters of fiscal 2014, we realized a decrease in operating profit, as compared with fiscal 2013, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Third quarter	$0.1	$0.1	$—	$—	$—	$—	$—
Year-to-date	$(3.7)	$(0.8)	$(0.3)	$(0.8)	$(1.3)	$(0.9)	$0.4

        The decrease in gross margin (gross profit as a percent of sales) in fiscal 2014, as compared with 2013, was due to a combination of lower sales prices, unfavorable sales mix, reduced sales volumes and slightly higher raw material costs in 2014, as compared with 2013.

        Selling, general and administrative (SG&A) spending in the third quarter and first three quarters of fiscal 2014, as compared with the same periods in 2013, decreased mainly due to the following factors:

  •
  decreased employee incentive accruals of $6.8 million and $22.1 million, respectively, due to lower operating results;

  •
  lower expenses associated with the Delta Pension Plan of $1.0 million and $2.9 million, respectively; and

  •
  EMD was deconsolidated in December 2013, which resulted in reduced expenses of $1.1 million and $3.5 million, respectively.

        The above reductions in SG&A were partially offset by the following:

  •
  the sale of one of our galvanizing facilities in Australia resulted in a gain of $4.6 million in the second quarter of 2013, which was reported as a reduction of SG&A expense, and;

  •
  the acquisition of AgSense in August 2014, Valmont SM in March 2014, and Armorflex in December 2013 included combined expenses in the third quarter and first three quarters of fiscal 2014 of $4.0 million and $9.9 million, respectively.

        The decrease in operating income on a reportable segment basis in 2014, as compared to 2013, was due to reduced operating performance in the Utility, Irrigation, and Coatings segments. The EIP segment showed improved operating performance in 2014 compared to 2013, primarily due to the acquisitions of Valmont SM and Armorflex. The "Other" category reported reduced operating performance in 2014 compared to 2013, mainly due to lower grinding media sales.

        Net interest expense increased slightly in the third quarter and first three quarters of fiscal 2014, as compared with 2013, due to slightly higher interest expense due to additional long-term debt issued in the third quarter.

        The approximate $38.7 million in costs associated with refinancing of debt is due to the Company's repurchase through partial tender of $199.8 million in aggregate principal amount of a portion of the 6.625% senior unsecured notes due 2020. This expense was comprised of the following:

  •
  Cash prepayment expenses of approximately $41.2 million; less

  •
  Recognition of $4.4 million of the proportionate unamortized premium originally recorded upon the issuance of the 2020 notes; plus

  •
  Recognition of approximately $2.0 million of expense comprised of the proportionate amount of the write-offs of unamortized loss on cash flow hedge and deferred financing costs.

        The increase in other expense in the third quarter and first three quarters of 2014, as compared with 2013, was mainly attributable to recording the change (loss) in fair value of the Company's investment in EMD of $1.4 million and $4.9 million, respectively. $1.3 million in lower appreciation of the deferred compensation assets in the third quarter and first three quarters of 2014 as compared to 2013 also contributed to the higher other expense.

        Our effective income tax rate in the third quarter of fiscal 2014 was lower than the same period in fiscal 2013, principally due to a lowering of the U.K. income tax rates in 2013. In the third quarter of fiscal 2013, U.K. tax rates were collectively reduced from 23% to 20%. Accordingly, we reduced the value of our deferred tax assets associated with net operating loss carryforwards and certain timing differences by $8.3 million in the third quarter of fiscal 2013, with a corresponding increase in income tax expense. The year-to-date effective tax rate in fiscal 2014 was slightly lower than 2013, mainly due to lower U.K. tax rates discussed above, offset by approximately $3.2 million of non-cash tax benefits associated with the first quarter 2013 sale of our nonconsolidated investment in South Africa and $1.0 million of higher research and development tax credits in the U.S in 2013.

        Earnings in non-consolidated subsidiaries were lower in fiscal 2014, as compared with 2013, with a small amount of activity in 2014. In February 2013, the Company sold its 49% ownership interest in a manganese materials operation. There was no significant gain or loss on the sale.

        Our cash flows provided by operations were approximately $82.7 million in the first three quarters of fiscal 2014, as compared with $249.1 million provided by operations in 2013. The decrease in operating cash flow in the first three quarters of fiscal 2014 was the result of the cash prepayment expenses related to the refinancing of debt, decreased net earnings, and higher net working capital, as compared with 2013.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the third quarter and first three quarters of fiscal 2014 as compared with 2013 was mainly due to the acquisition of Valmont SM in early March 2014 and Armorflex in December 2013 ($43.9 million and $112.6 million).

        Global lighting. traffic, and roadway product sales in the third quarter and first three quarters of fiscal 2014 improved compared to the same period in fiscal 2013. In the third quarter and first three quarters of fiscal 2014, sales volumes in the U.S. were slightly higher in the transportation markets as construction and installation activity continue to show slight improvement over 2013. However, the transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales volumes in Canada were down in the third quarter and first three quarters of 2014 as compared to 2013 due to project delays, lower government spending, and increased competition. Sales in Europe were lower in the third quarter of fiscal 2014 and slightly lower year-to-date compared to the same periods in fiscal 2013. Decreased volumes in France were offset to an extent by volume increases in the U.K and favorable currency impacts. In the Asia Pacific region, sales were lower in the third quarter of fiscal 2014 over 2013 due to softer market conditions in Australia, partially offset by growth in India. Highway safety product sales improved in the third quarter and first three quarters of 2014 compared to 2013, due to the acquisition of Armorflex in December 2013 (approximately $2.6 million and $6.7 million, respectively) and modestly improved market conditions in Australia and New Zealand due to more highway construction projects this year. This improvement is offset somewhat by unfavorable year-to-date currency translation effects of $2.7 million.

        Communication product line sales were higher in the third quarter and first three quarters of fiscal 2014, as compared with the same periods in fiscal 2013. On a regional basis, North America sales in the third quarter and first three quarters increased. The year-to-date increase in North American sales was mainly attributable to higher wireless communication structures sales due to the continued build out of wireless networks, partially offset by decreased communication component sales resulting from a large customer temporarily curtailing spending. In China, sales of wireless communication structures in the third quarter and first three quarters of fiscal 2014 were higher than the same periods in fiscal 2013. Chinese wireless carriers are increasing investment in 4G upgrades, as the government began issuing licenses in late 2013.

        Access systems product line sales decreased in the third quarter and first three quarters of 2014, as compared with 2013, primarily due to the negative impact of currency translation year-to-date of $7.5 million and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia and weaker market conditions in China. The volume decrease was partially offset by the full 2014 effect of the Locker acquisition (approximately $4.5 million) that was acquired in February 2013.

        Operating income for the segment in the third quarter and first three quarters of fiscal 2014 increased, as compared with the same period of fiscal 2013, due primarily to operating profit generated from the acquisitions of Valmont SM and Armorflex of $4.8 million and $12.5 million, respectively, and the reversal of the Locker earn-out liability in the third quarter of fiscal 2014 of approximately $4.3 million. The earn-out reversal was recorded against product cost of sales in the condensed consolidated statements of earnings.

        The increase in SG&A spending in the third quarter and first three quarters of 2014 were due to costs related to the Armorflex and Valmont SM acquisitions totaling $3.7 million and $9.6 million, respectively. These increased costs in the third quarter and first three quarters of 2014 were offset by lower incentive costs of $1.1 million and $2.7 million, respectively. Currency effects also reduced SG&A expense for the three quarters ended September 27, 2014 approximately $1.3 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in the third quarter and first three quarters of 2014, as compared with 2013, was due to lower sales volume and a decline in the percentage of sales from very large transmission projects which changed the mix of utility structure sales between the reporting periods. In North America, sales volumes in tons for steel utility structures were down in the first three quarters of 2014, as compared with 2013, offset by increases in sales volume for concrete structures. We believe industry supply and demand are now more aligned as compared with this time in 2013, as we and our competitors have increased production capacity to meet demand. We believe this has resulted in increased price competition for certain portions of the market where orders are awarded based on competitive bidding. In the third quarter of 2014, as compared to 2013, international utility structures sales increased due to higher sales volumes. For the nine months ended September 27, 2014, as compared to the same period in 2013, international utility structures sales decreased due to lower sales volumes.

        SG&A expense decreased approximately $1 million in the third quarter and first three quarters of 2014, as compared with 2013, primarily due to lower incentive compensation tied to lower operating income offset by higher employee compensation due to increased headcount to support capacity expansion to meet projected long-term growth. Operating income in the third quarter and first three quarters of 2014, as compared with 2013, decreased due to lower sales, reduced leverage of fixed costs, and increased depreciation expense on plant capacity added in 2013.

  Coatings segment

        Coatings segment sales decreased in the third quarter and first three quarters of 2014, as compared with 2013, due to lower sales volumes in the Asia Pacific region and currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. More specifically, weak demand in Australia led to decreases in volumes offset somewhat by improved sales volumes in Asia. In the third quarter of fiscal 2014, U.S. sales were relatively flat as compared to the same period in fiscal 2013. On a year-to-date basis, the lower sales volumes in North America for galvanizing services were attributable to unfavorable winter weather conditions that affected our customers into early second quarter.

        Operating income was also lower in the third quarter and first three quarters of 2014, as compared with 2013, due to the lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America. The decrease in segment operating income in the first three quarters of 2014, as compared with 2013, was also due to the $4.6 million gain recognized on the sale of an Australian galvanizing operation in the second quarter of fiscal 2013. The decrease in segment operating income in the third quarter and first three quarters of 2014, as compared to the same periods in 2013, was partially offset by approximately $2.5 million of business interruption insurance proceeds received related to a 2013 fire at one of our North American facilities which was recorded against Service Cost of Sales in the Condensed Consolidated Statement of Earnings.

  Irrigation segment

        The decrease in Irrigation segment net sales in the third quarter and first three quarters of fiscal 2014, as compared with 2013, was mainly due to sales volume decreases in the North American market. The decrease in North America was offset to an extent by increased sales volumes in international markets. In North America, lower expected net farm income in 2014, as compared with 2013, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2014, as compared with 2013. In fiscal 2014, net farm income in the United States is expected to decrease 13.8% from the record levels of 2013, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in 2014, as compared with 2013. In international markets, sales improved in the third quarter and first three quarters of fiscal 2014, as compared with 2013, mainly due to increased activity in Brazil, Middle East, and Australia.

        Operating income for the segment declined in the third quarter and first three quarters of fiscal 2014 over 2013, due to the sales volume decrease and associated operating deleverage of fixed operating costs. The primary reasons for the slight decrease in SG&A expense in the first three quarters of fiscal 2014, as compared with 2013, related to reduced employee incentives of $3.5 million, offset by increased product development spending and increased employee headcount in the international business. Additionally, SG&A expense decreased in the third quarter and first three quarters of fiscal 2014, as compared to 2013, due to lower bad debt provisions for international receivables of $0.7 million and $2.1 million, respectively, and exchange rate translation effects.

  Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the third quarter and first three quarters of fiscal 2014, as compared with 2013, was mainly due lower sales volumes due to the deconsolidation of EMD in December 2013 (approximately $10.9 million and $29.1 million, respectively), lower sales volumes in the grinding media operations and exchange rate translation effects. Grinding media volumes were negatively affected by less favorable Australian mining industry demand. Tubing sales in 2014 were slightly lower due to lower volumes compared to 2013. Operating income in the third quarter and first three quarters of fiscal 2014 was lower than the same period in 2013, due to lower grinding media sales volumes, the deconsolidation of EMD in 2013, and currency translation effects.

  Net corporate expense

        Net corporate expense in the third quarter and first three quarters of fiscal 2014 decreased over the same period in fiscal 2013. These decreases were mainly due to:

  •
  lower employee incentives associated with reduced net earnings ($2.1 million and $9.7 million, respectively);

  •
  lower compensation and employee benefit costs ($1.4 million and $3.8 million, respectively);

  •
  decreased expenses associated with the Delta Pension Plan ($1.0 million and $2.9 million, respectively); and

  •
  decreased deferred compensation plan expense ($1.3 million and $1.3 million, respectively). The deferred compensation expense recorded within corporate expense has a corresponding offset by the same amount in other income (expense).

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $1,111.5 million at September 27, 2014, as compared with $1,161.3 million at December 28, 2013. The decrease in net working capital in 2014 mainly resulted from decreased cash on hand due to the acquisition of Valmont SM and cash used in the share repurchase program. Cash flow provided by operations was $82.7 million in fiscal 2014, as compared with $249.1 million in fiscal 2013. The decrease in operating cash flow in 2014 was the result of the cash prepayment expenses related to the 2014 refinancing activities, lower net earnings and higher working capital in 2014, as compared with 2013.

        Investing Cash Flows—Capital spending in the first three quarters of fiscal 2014 was $63.4 million, as compared with $75.1 million for the same period in 2013. The most significant capital spending projects in 2014 included certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2014 fiscal year to be approximately $85 million. In 2013, investing cash flows included proceeds from asset sales of $39.6 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows also includes $120.5 million paid for the Valmont SM acquisition in the first quarter and $17.0 million paid for 51% of Agsense in the third quarter of 2014 and $53.2 million paid for the Locker acquisition in 2013.

        Financing Cash Flows—Our total interest-bearing debt increased to $786.7 million at September 27, 2014 from $490.1 million at December 28, 2013 as a result of the issuance of $500 million face value of long-term unsecured notes and the repurchase by partial tender of $199.8 million of the 2020 senior notes. Financing cash flows changed from a use of approximately $12.2 million in the first three quarters of fiscal 2013 to a use of approximately $43.2 million in the first three quarters of fiscal 2014. In addition to the third quarter 2014 refinancing activities, the Company purchased $316.3 million of treasury shares in 2014 resulting from the recently announced share repurchase program.

  Financing and Capital

        On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of September 27, 2014, we have acquired 2,126,392 shares for approximately $316.3 million under this share repurchase program. As of October 20, 2014, the date as of which we report on the cover of this Form 10-Q the number of outstanding shares of our common stock, we have acquired a total of 2,425,892 shares for $356.4 million under the share repurchase program.This philosophy also authorizes dividends on common shares in the range of 15% of the prior year's fully diluted net earnings; the most recent quarterly dividend was $0.375 per share paid on October 15, 2014.

        Our debt financing at September 27, 2014 consisted primarily of long-term debt. During the third quarter of 2014, the Company issued $500 million of new notes and repurchased by partial tender

$199.8 million in aggregate principal amount of the 2020 notes. Our long-term debt principally consists of:

  •
  $250.2 million face value ($255.8 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes at specified prepayment premiums.

  •
  $250 million face value ($248.8 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044. We are allowed to repurchase the notes at specified prepayment premiums.

  •
  $250 million face value ($246.7 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054. We are allowed to repurchase the notes at specified prepayment premiums.

  •
  All three tranches of these notes are guaranteed by certain of our subsidiaries.

        Our capital allocation philosophy is focused on maintaining our investment grade debt rating. Our most recent rating were Baa2 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to Baa3 or BBB- to finance a special acquisition or other opportunity. Otherwise, we expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

        On October 17, 2014, we entered into a First Amendment to our Credit Agreement with JPMorgan Chase Bank, as Administrative Agent, and the other lenders party thereto, dated as of August 15, 2012, which increased the committed unsecured revolving credit facility from $400 million to $600 million and extends the maturity date from August 15, 2017 to October 17, 2019. Under the Amended Credit Agreement, up to $25 million is available for swingline loans, up to $75 million is available for letters of credit and up to $200 million is available for borrowings in foreign currencies. We may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments. The interest rate on our borrowings will be, at our option, either:

    (a)
    LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 100 to 162.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.; or

    (b)
    the higher of

      •
      the prime lending rate,

      •
      the Federal Funds rate plus 50 basis points, and

      •
      LIBOR (based on a 1 month interest period) plus 100 basis points,

      Plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.

        At September 27, 2014 and December 28, 2013, we had no outstanding borrowings under the revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At October 21, 2014, we had the ability to borrow $582.4 million under this facility, after consideration of standby letters of credit of $17.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $111.8 million, $94.8 million of which was unused at September 27, 2014.

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

        At September 27, 2014, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 27, 2014 were as follows:

Interest-bearing debt	$786,662
EBITDA—last four quarters	434,815
Leverage ratio	1.81
EBITDA—last four quarters	$434,815
Interest expense—last four quarters	30,877
Interest earned ratio	14.08

        The calculation of EBITDA-last four quarters (September 28, 2013 through September 27, 2014) is as follows:

Net cash flows from operations	$230,034
Interest expense	30,877
Income tax expense	110,038
Deconsolidation of subsidiary	(12,011)
Impairment of property, plant and equipment	(12,161)
Loss on investment	(4,859)
Debt refinancing expense	2,478
Acquisition earn-out release	(4,300)
Deferred income tax benefit	12,901
Noncontrolling interest	(1,431)
Equity in earnings of nonconsolidated subsidiaries	253
Stock-based compensation	(6,958)
Pension plan expense	(3,702)
Contribution to pension plan	19,109
Valmont SM EBITDA—Sept. 28, 2013—March 3, 2014	11,038
Changes in assets and liabilities	64,308
Other	(799)

EBITDA	$434,815

Net earnings attributable to Valmont Industries, Inc.	$198,383
Interest expense	30,877
Income tax expense	110,038
Depreciation and amortization expense	84,479
Valmont SM EBITDA—Sept. 28, 2013—March 3, 2014	11,038

EBITDA	$434,815

        During the third quarter of 2014, we incurred $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it has not been added back in the EBITDA reconciliation to cash flows from operation or net earnings for the four quarters between September 28, 2013 and September 27, 2014.

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $608.9 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at September 27, 2014, approximately $294.5 million is held in entities outside the United States with approximately $94 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $94 million of Delta Ltd.'s cash balances.

        If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $34.1 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at September 27, 2014 were as follows (in millions of dollars):

Contractual Obligations	Total	Remaining 2014	2015 - 2016	2017 - 2018	After 2018
Long-term debt	$768.8	$0.2	$2.5	$2.1	$764
Interest	1,002.5	10.7	85.3	85.3	821.2
Delta pension plan contributions	136.8	—	36.2	36.2	64.4
Operating leases	97.9	6.9	40.0	22.1	28.9
Acquisition earn-out payments	4.7	—	—	4.7	—
Unconditional purchase commitments	82.0	22.0	60.0	—	—

Total contractual cash obligations	$2,092.7	$39.8	$224.0	$150.4	$1,678.5

        Long-term debt mainly consists of three tranches of senior unsecured notes. On September 22, 2014, the Company issued and sold $250.0 million aggregate principal amount of the Company's 5.00% senior notes due 2044 and $250.0 million aggregate principal amount of the Company's 5.25% senior notes due 2054. On September 22, 2014, the Company repurchased through a partial tender offer $199.8 million in aggregate principal amount of the company's 6.625% senior notes due 2020, and

$250.2 million of the notes remain outstanding following the conclusion of the tender offer. At September 27, 2014, we had no outstanding borrowings under our bank revolving credit agreement (which was amended on October 17, 2014 to extend the maturity to 2019 and increase potential borrowings to $600 million). Obligations under these agreements may be accelerated in event of non-compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Acquisition earn-out payments relate to anticipated payments to the prior owners of Pure Metal Galvanizing (PMG) and Locker, as a portion of the consideration paid for these entities is contingent in nature. The earn-out arrangements generally relate to the meeting of certain profitability targets. Locker's target period ends in February 2015 and PMG's ends in December 2017. During 2014, the Company made payments of approximately $2.3 million to the sellers of Locker with respect to achievement of those targets. The Company determined during the third quarter of 2014 that the Locker gross profit target for the twelve months ending February 2015 would not be achieved and therefore the additional purchase price with respect to this target will not be paid. As such, approximately $4.3 milllion of this liability was reversed and recognized against cost of goods sold for the third quarter 2014.

        Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use within the next year, and certain capital investments planned for the next year. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At September 27, 2014, we had approximately $44.4 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 28, 2013.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 39-43 in our Form 10-K for the fiscal year ended December 28, 2013 during the quarter ended September 27, 2014.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended September 27, 2014. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2013.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program(1)
June 29, 2014 to July 26, 2014	703,020	$149.80	703,020	317,602,000
July 27, 2014 to August 30, 2014	699,200	145.16	699,200	216,109,000
August 31, 2014 to September 27, 2014	234,000	138.48	234,000	183,704,000

Total	1,636,220	$146.20	1,636,220	183,704,000

(1)
On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of September 27, 2014, we have acquired 2,126,392 shares for approximately $316.3 million under this share repurchase program.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH Mark C. Jaksich Executive Vice President and Chief Financial Officer

Dated this 29th day of October, 2014.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.