Form 10-K
period 2014-12-27
VALMONT INDUSTRIES INC
filed 2015-02-25
CIK 102729

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At February 18, 2015 there were 23,994,776 of the Company's common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 27, 2014 was $3,928,857,217.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for its annual meeting of shareholders to be held on April 28, 2015 (the "Proxy Statement"), to be filed within 120 days of the fiscal year ended December 27, 2014, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 27, 2014

PART I

ITEM 1.    BUSINESS.

(a)   General Description of Business

  General

        We are a diversified global producer of fabricated metal products and are a leading producer of steel, aluminum and composite pole, tower and other structures in our Engineered Infrastructure Products (EIP) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings segment. Our products sold through the EIP segment include outdoor lighting and traffic control structures, wireless communication structures and components and roadway safety and industrial access systems. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2014, approximately 41% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

  Business Strategy

        Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:

        Increasing the Market Penetration of our Existing Products.    Our strategy is to increase our market penetration by differentiating our products from our competitors' products through superior customer service, technological innovation and consistent high quality. For example, our Utility segment increased its sales between 2010 and 2014 through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers' requirements, especially on large, complex projects. Our acquisition of Delta plc in May 2010 has improved our market presence and penetration in the Australian lighting, communication and utility structures markets and the U.S. industrial galvanizing markets.

        Bringing our Existing Products to New Markets.    Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our type of product. In recent years, our Utility business successfully expanded into new markets in Africa. We have also expanded our geographic presence in Europe and North Africa for lighting structures. We have also been successful introducing our pole products to utility and wireless communication applications where customers have traditionally purchased lattice tower products. Our strategy of building manufacturing presences in China and India was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new mechanized irrigation markets in emerging markets. In recent years, these markets include China and Eastern Europe. Our 2012 acquisition of Pure Metal Galvanizing provides us with a presence in the Canadian galvanizing market.

        Developing New Products for Markets that We Currently Serve.    Our strategy is to grow by developing new products for markets where we have a comprehensive understanding of end-user requirements and longstanding relationships with key distributors and end-users. For example, in recent years we developed and sold structures for tramway applications in Europe. The customers for this product line include many of the state and local governments that purchase our lighting structures. Another example is the development and expansion of decorative product concepts for lighting applications that have been introduced to our existing customer base. Our 2014 acquisition of the majority ownership in AgSense allows us to offer expanded remote monitoring services over irrigation equipment and other aspects of a farming operation.

        Developing New Products for New Markets and Leverage a Core Competency to Further Diversify our Business.    Our strategy is to increase our sales and diversify our business by developing new products for new markets or to leverage a core competency. For example, we have been expanding our offering of specialized decorative lighting poles in the U.S. including the fiberglass composite structures offered through Shakespeare Composite Structures which we acquired in 2014. The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets. The acquisition of Delta gave us a presence in highway safety systems and industrial access systems, products that we believe are complementary to our existing products and provide us with future growth opportunities. The establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment.

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

  •
  Acquisition of a distributor a company holding proprietary intellectual property for products serving the highway safety market located in New Zealand (EIP)

        2014

  •
  Acquisition of a manufacturer of heavy complex steel structures with two manufacturing locations in Denmark (EIP)

  •
  Acquisition of a 51% ownership stake in AgSense, which provides farmers with remote monitoring equipment for their pivots and entire farming operation (Irrigation)

  •
  Acquisition of a manufacturer of fiberglass composite support structures with two manufacturing locations in South Carolina (EIP)

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

        Our reportable segments are as follows:

        Engineered Infrastructure Products:    This segment consists of the manufacture and distribution of engineered metal and composite structures and components for global lighting and traffic, wireless communication, offshore structures, roadway safety and access systems applications;

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

        Other:    In addition to these four reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales, operating income or assets. These activities include the manufacture of forged steel grinding media for the mining industry, tubular products for a variety of industrial customers, and the distribution of industrial fasteners.

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

  Engineered Infrastructure Products Segment

        Products Produced—We manufacture steel, aluminum, and composite poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers' desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. This product line also includes roadway safety systems, including guard rail barrier systems, wire rope safety barriers, crash attenuation barriers and other products designed to redirect vehicles when off course and to prevent collisions between vehicles. Highway safety systems are also designed and engineered to absorb collisions and ultimately reduce roadway fatalities and injury.

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

        The EIP segment also produces and distributes access systems. Access systems are engineered structures and components that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. Access systems also are used in architectural applications. Products offered in this product line are usually engineered to specific customer requirements and include floor gratings, handrails, barriers and sunscreens. This segment also manufactures complex steel structures for wind energy and offshore and land based utility transmission outside of North America.

        Markets—The key markets for our lighting, traffic and roadway safety products are the transportation and commercial lighting markets and public roadway building and improvement. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the federal highway program. This program provides funding to improve the nation's roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current federal highway program is now operating under an extension that will expire in 2015. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments. The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy.

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

        Markets for access systems are typically driven by infrastructure, industrial and commercial construction spending and can be cyclical depending on economic conditions in the markets in which we compete. Customers consist of construction firms or installers who participate in infrastructure, industrial and commercial construction projects, resellers such as steel service centers and end users. Markets for the complex steel structures are in oil and gas, wind turbine towers, transmission towers, and material handling systems in Europe.

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

        There are other forms of irrigation available to farmers, two of the most prevalent being flood irrigation and drip irrigation. In flood irrigation, water is applied through a pipe or canal at the top of the field and allowed to run down the field by gravity. Drip irrigation involves plastic pipe or tape resting on the surface of the field or buried a few inches below ground level, with water being applied gradually. We estimate that center pivot and linear irrigation comprises 50% of the irrigated acreage in North America. International markets use predominantly flood irrigation, although all forms are used to some extent.

        The Company through its majority ownership in AgSense LLC, develops and markets remote monitoring technology for pivot irrigation systems that is sold on a subscription basis under the WagNet product name. WagNet technology allows growers to remotely monitor and operate irrigation equipment and other farm structures such as grain bins.

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

        Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 275 dealer locations in North America, with another approximately 220 dealers serving international markets. The dealer determines the grower's requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after-sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.

General

        Certain information generally applicable to each of our four reportable segments is set forth below.

  Suppliers and Availability of Raw Materials.

        Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, steel service centers, and zinc producers and these materials are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or wide-spread shortages of steel during this time, due to what we believe are strong relationships with some of the major steel producers. In the past several years, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.

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

  Backlog.

        The backlog of orders for the principal products manufactured and marketed was $553.8 million at the end of the 2014 fiscal year and $666.6 million at the end of the 2013 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2014 backlog of orders will be filled during fiscal year 2015. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/27/2014	12/28/2013
Engineered Infrastructure Products	$201.1	$200.8
Utility Support Structures	279.6	334.4
Irrigation	45.8	104.4
Coatings	0.2	0.7
Other	27.1	26.3

	$553.8	$666.6

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

  Number of Employees.

        At December 27, 2014, we had 11,321 employees.

(d)   Financial Information About Geographic Areas

        Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 17 of our consolidated financial statements. While Australia accounted for approximately 14% of our net sales in 2014, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 17 include sales to outside customers.

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

        Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $750 million in 2014 and over $900 million in 2013. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

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

        We are an international manufacturing company with operations around the world. At December 27, 2014, we operated over 100 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2014, approximately 41% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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

Failure to comply with any applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

        We must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on the company's reputation, business and results of operations and financial condition.

We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.

        We sell our products in many countries around the world. Approximately 43% of our fiscal 2014 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. For example, the U.S. dollar appreciated versus the Australian dollar in 2014. As a result, our Australian sales measured in U.S. dollar terms decreased by approximately $30 million due to exchange rate translation effects. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets. We experienced increased pricing competition in our access systems product line in Australia in 2011 and 2012. This increased pricing pressure, in part, was due to the strong Australian dollar and resulting competition from companies outside of Australia.

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

        As of December 27, 2014, we had $781.8 million of total indebtedness outstanding. We had $582.4 million capacity to borrow under our revolving credit facility at December 27, 2014. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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

        We had $371.6 million of cash at December 27, 2014, which mitigates a portion of the risk associated with our debt. However, approximately 80% of our consolidated cash balances are outside the United States and most of our interest-bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we are likely to incur significant income tax expenses to repatriate that cash. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.

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

        Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 27, 2014, covered approximately 6,500 inactive or retired former Delta employees. At December 28, 2014, this plan was, for accounting purposes, underfunded by approximately £96.5 million ($150.1 million). The current agreement with the trustees of the pension plan for annual funding was approximately £10.0 million ($15.6 million) in respect of the funding shortfall and approximately £1.1 million ($1.7 million) in respect of administrative expenses. Although this funding obligation was considered in the offer price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

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

  •
  The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £96.5 million ($150.1 million) assumed for accounting purposes as of December 27, 2014. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to use Delta's existing cash or the combined company's future excess cash to grow the business or finance other obligations. The use of Delta's cash and future cash flows beyond the operation of Delta's business or the satisfaction of Delta's obligations would require negotiations with the trustees and regulators.

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

        Engineered Infrastructure Products segment North America manufacturing locations are in Nebraska, Texas, Indiana, Minnesota, Oregon, South Carolina, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California and Georgia. International locations are in France, the Netherlands, Finland, Estonia, Denmark, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Denmark, Charmeil, France and Shanghai, China, all of which are owned facilities. Access systems manufacturing locations are located in Australia, Indonesia, the Philippines, Thailand, Malaysia and China.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not Applicable.

Executive Officers of the Company

        Our executive officers at February 25, 2015, their ages, positions held, and the business experience of each during the past five years are, as follows:

  Mogens C. Bay, age 66, Chairman and Chief Executive Officer since January 1997.

  Mark C. Jaksich, age 57, Executive Vice President and Chief Financial Officer since February 2014. Vice President and Controller since February 2000.

  Todd G. Atkinson, age 58, Executive Vice President since February 2011. Chief Executive Officer of Delta plc from July 2003 until February 2011.

  Brian J. Desigio, age 45, Senior Vice President-Corporate Development since April 2008.

  Vanessa K. Brown, age 62, Senior Vice President-Human Resources since July 2011. Director of Human Resources of North America Engineered Infrastructure Products division from 1997 until 2011.

  Timothy Francis, age 38, Vice President and Controller since June 2014. Mr. Francis served as Chief Financial Officer of Burlington Capital Group LLC ("BCG") and America First Multifamily Investors, L.P. ("ATAX"), a NASDAQ listed Limited Partnership in which BCG serves as the General Partner, from January 2012 to May 2014. He was a certified public accountant with Deloitte & Touche LLP from January 2001 to January 2012, last serving as Senior Audit Manager.

  Walter P. Pasko, age 64, Vice President-Procurement since May 2002.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange under the symbol "VMI". We had approximately 2,500 shareholders of common stock at December 27, 2014. Other stock information required by this item is included in Note 20 "Quarterly Financial Data (unaudited)" to the consolidated financial statements and incorporated herein by reference.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 to October 25, 2014	312,408	133.92	312,408	141,865,000
October 26, 2014 to November 29, 2014	272,349	135.53	272,349	104,955,000
November 30, 2014 to December 27, 2014	—	—	—	—

Total	584,757	134.67	584,757	104,955,000

        On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of December 27, 2014, we have acquired 2,711,149 shares for approximately $395.0 million under this share repurchase program. In February 2015, the Board of Directors authorized an additional $250 million of purchase, without an expiration date.

ITEM 6.    SELECTED FINANCIAL DATA.

SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating Data				(3)	(2)
Net sales	$3,123,143	$3,304,211	$3,029,541	$2,661,480	$1,975,505
Operating income	357,716	473,069	382,296	263,310	178,413
Net earnings attributable to Valmont Industries, Inc.(1)	183,976	278,489	234,072	228,308	94,379
Depreciation and amortization	89,328	77,436	70,218	74,560	59,663
Capital expenditures	73,023	106,753	97,074	83,069	36,092
Per Share Data
Earnings:
Basic(1)	$7.15	$10.45	$8.84	$8.67	$3.62
Diluted(1)	7.09	10.35	8.75	8.60	3.57
Cash dividends declared	1.375	0.975	0.855	0.705	0.645
Financial Position
Working capital	$995,727	$1,161,260	$1,013,507	$844,873	$747,312
Property, plant and equipment, net	606,453	534,210	512,612	454,877	439,609
Total assets	2,729,668	2,776,494	2,568,551	2,306,076	2,090,743
Long-term debt, including current installments	767,835	471,109	472,817	474,650	468,834
Total Valmont Industries, Inc. shareholders' equity.	1,201,833	1,522,025	1,349,912	1,146,962	915,892
Cash flow data:
Net cash flows from operating activities	$174,096	$396,442	$197,097	$149,671	$152,220
Net cash flows from investing activities	(256,863)	(131,721)	(136,692)	(84,063)	(262,713)
Net cash flows from financing activities	(139,756)	(37,380)	(16,355)	(45,911)	269,685
Financial Measures
Invested capital(a)	$2,103,989	$2,113,903	$1,981,502	$1,769,461	$1,577,707
Return on invested capital(a)	11.3%	15.0%	13.2%	11.0%	8.8%
EBITDA(b)	$413,684	$546,208	$462,417	$343,633	$239,997
Return on beginning shareholders' equity(c)	12.1%	20.6%	20.4%	24.9%	12.0%
Leverage ratio(d)	1.89	0.90	1.05	1.41	1.99
Year End Data
Shares outstanding (000)	24,229	26,825	26,674	26,481	26,374
Approximate number of shareholders	2,500	2,500	2,500	2,800	3,100
Number of employees	11,321	10,769	10,543	9,476	9,188

(1)
Fiscal 2014 included costs associated with refinancing of our long-term debt of $24.2 million after tax ($0.93 per share). Fiscal 2013 included $4,569 ($0.17 per share) in after-tax fixed asset impairment losses at Delta EMD Pty. Ltd. (EMD) and $12,011 ($0.45 per share) in losses associated with the deconsolidation of EMD. Fiscal 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal entity restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets.

(2)
On May 12, 2010, the Company acquired Delta plc (Delta). The financial results of Delta are included in the Company's consolidated accounts starting on that date. Fiscal 2011 to 2014, accordingly, include a full year of Delta's operating results.

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

	2014	2013	2012	2011	2010
Operating income	$357,716	$473,069	$382,296	$263,310	$178,413
Effective tax rate(1)	33.4%	35.1%	35.2%	30.2%	36.0%
Tax effect on operating income	(119,477)	(166,047)	(134,568)	(79,520)	(64,153)

After-tax operating income	238,239	307,022	247,728	183,790	114,260

Average invested capital	2,108,946	2,047,703	1,875,482	1,673,584	1,303,839

Return on invested capital	11.3%	15.0%	13.2%	11.0%	8.8%
Total assets	$2,729,668	$2,776,494	$2,568,551	$2,306,076	$2,090,743
Less: Accounts and income taxes payable	(196,565)	(216,121)	(212,424)	(234,537)	(179,814)
Less: Accrued expenses	(176,430)	(194,527)	(180,408)	(157,128)	(153,686)
Less: Defined benefit pension liability	(150,124)	(154,397)	(112,043)	(68,024)	(104,171)
Less: Deferred compensation	(47,932)	(39,109)	(31,920)	(30,741)	(23,300)
Less: Other noncurrent liabilities	(45,542)	(51,731)	(44,252)	(41,418)	(47,713)
Less: Dividends payable	(9,086)	(6,706)	(6,002)	(4,767)	(4,352)

Total Invested capital	$2,103,989	$2,113,903	$1,981,502	$1,769,461	$1,577,707

Beginning of year invested capital	$2,113,903	$1,981,502	$1,769,461	$1,577,707	$1,029,970

Average invested capital	$2,108,946	$2,047,703	$1,875,482	$1,673,584	$1,303,839

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

	2014	2013	2012	2011	2010
Net cash flows from operations	$174,096	$396,442	$197,097	$149,671	$152,220
Interest expense	36,790	32,502	31,625	36,175	30,947
Income tax expense	94,894	157,781	126,502	4,590	55,008
Loss on investment	(3,795)	—	—	—	—
Non-cash debt refinancing costs	2,478	—	—	—	—
Change in fair value of contingent consideration	4,300	—	—	—	—
Deconsolidation of subsidiary	—	(12,011)	—	—	—
Impairment of property, plant and equipment	—	(12,161)	—	—	—
Deferred income tax (expense) benefit	(5,251)	10,141	(3,720)	84,962	(5,017)
Noncontrolling interest	(5,342)	(1,971)	(4,844)	(8,918)	(6,034)
Equity in earnings of nonconsolidated subsidiaries	29	835	6,128	8,059	2,439
Stock-based compensation	(6,730)	(6,513)	(5,829)	(5,931)	(7,154)
Pension plan expense	(2,638)	(6,569)	(4,281)	(5,449)	(5,874)
Contribution to pension plan	18,173	17,619	11,591	11,860	—
Payment of deferred compensation	—	—	—	—	393
EBITDA from 2014 acquisitions (months not owned by Company)	8,696	—	—	—	—
Changes in assets and liabilities, net of acquisitions	98,376	(34,205)	108,469	69,307	26,272
Other	(392)	4,318	(321)	(693)	(3,203)

EBITDA	$413,684	$546,208	$462,417	$343,633	$239,997

	2014	2013	2012	2011	2010
Net earnings attributable to Valmont Industries, Inc.	$183,976	$278,489	$234,072	$228,308	$94,379
Interest expense	36,790	32,502	31,625	36,175	30,947
Income tax expense	94,894	157,781	126,502	4,590	55,008
Depreciation and amortization expense	89,328	77,436	70,218	74,560	59,663
EBITDA from 2014 acquisitions (months not owned by Company)	8,696	—	—	—	—

EBITDA	$413,684	$546,208	$462,417	$343,633	$239,997

  EBITDA, as presented, may not be comparable to similarly titled measures of other companies. During 2014, we incurred $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it was not added back in the EBITDA reconciliation to cash flows from operation or net earnings for the year ended December 27, 2014.

(c)
Return on beginning shareholders' equity is calculated by dividing Net earnings attributable to Valmont Industries, Inc. by the prior year's ending Total Valmont Industries, Inc. shareholders' equity.

(d)
Leverage ratio is calculated as the sum of current portion of long-term debt, notes payable to bank, and long-term debt divided by EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.5 for any reporting period (four quarters). If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2014	2013	2012	2011	2010
Current portion of long-term debt	$1,181	$202	$224	$235	$238
Notes payable to bank	13,952	19,024	13,375	11,403	8,824
Long-term debt	766,654	470,907	472,593	474,415	468,596

Total interest bearing debt	781,787	490,133	486,192	486,053	477,658

EBITDA	413,684	546,208	462,417	343,633	239,997

Leverage Ratio	1.89	0.90	1.05	1.41	1.99

  Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

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

General

	2014	2013	Change 2014 - 2013	2012	Change 2013 - 2012
	Dollars in millions, except per share amounts
Consolidated
Net sales	$3,123.1	$3,304.2	(5.5)%	$3,029.5	9.1%
Gross profit	808.1	945.2	(14.5)%	802.5	17.8%
as a percent of sales	25.9%	28.6%		26.5%
SG&A expense	450.4	472.1	(4.6)%	420.2	12.4%
as a percent of sales	14.4%	14.3%		13.9%
Operating income	357.7	473.1	(24.4)%	382.3	23.8%
as a percent of sales	11.5%	14.3%		12.6%
Net interest expense	30.7	26.0	18.1%	23.4	11.1%
Effective tax rate	33.4%	35.1%		35.2%
Net earnings attributable to Valmont Industries, Inc	184.0	278.5	(33.9)%	234.1	19.0%
Diluted earnings per share	$7.09	$10.35	(31.5)%	$8.75	18.3%
Engineered Infrastructure Products Segment
Net sales	$1,062.6	$897.5	18.4%	$833.3	7.7%
Gross profit	277.7	256.4	8.3%	215.8	18.8%
SG&A expense	174.4	168.7	3.4%	161.8	4.3%
Operating income	103.3	87.7	17.8%	54.0	62.4%
Utility Support Structures Segment
Net sales	822.6	959.7	(14.3)%	869.7	10.3%
Gross profit	172.0	257.4	(33.2)%	200.4	28.4%
SG&A expense	76.9	82.7	(7.0)%	71.4	15.8%
Operating income	95.1	174.7	(45.6)%	129.0	35.4%
Coatings Segment
Net sales	278.4	301.0	(7.5)%	282.1	6.7%
Gross profit	98.1	106.7	(8.1)%	104.4	2.2%
SG&A expense	37.1	31.8	16.7%	32.8	(3.0)%
Operating income	61.0	74.9	(18.6)%	71.6	4.6%
Irrigation Segment
Net sales	759.2	882.2	(13.9)%	750.6	17.5%
Gross profit	218.3	272.7	(19.9)%	216.1	26.2%
SG&A expense	90.2	91.2	(1.1)%	72.4	26.0%
Operating income	128.1	181.5	(29.4)%	143.7	26.3%
Other
Net sales	200.3	263.8	(24.1)%	293.9	(10.2)%
Gross profit	41.8	51.8	(19.3)%	65.7	(21.2)%
SG&A expense	15.9	20.8	(23.6)%	19.1	8.9%
Operating income	25.9	31.0	(16.5)%	46.6	(33.5)%
Net corporate expense
Gross profit	0.2	0.2	NA	—	NA
SG&A expense	55.9	76.9	(27.3)%	62.6	22.8%
Operating loss	(55.7)	(76.7)	(27.4)%	(62.6)	22.5%

RESULTS OF OPERATIONS

FISCAL 2014 COMPARED WITH FISCAL 2013

  Overview

        On a consolidated basis, the decrease in net sales in 2014, as compared with 2013, reflected lower sales in all reportable segments and the "Other" category, except for Engineered Infrastructure Products. The change in net sales in 2014, as compared with 2013, was due to the following factors:

	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2013	$3,304.2	$897.5	$959.7	$301.0	$882.2	$263.8
Volume	(198.1)	5.8	(63.4)	(21.6)	(111.5)	(7.4)
Pricing/mix	(70.2)	4.8	(71.8)	8.1	(2.9)	(8.4)
Acquisitions/Divestiture	136.9	172.5	—	—	2.9	(38.5)
Currency translation	(49.7)	(18.0)	(1.9)	(9.1)	(11.5)	(9.2)

Sales—2014	$3,123.1	$1,062.6	$822.6	$278.4	$759.2	$200.3

        Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included Locker Group Holdings ("Locker"), Armorflex International Ltd. ("Armorflex"), DS SM A/S ("Valmont SM"), AgSense LLC, and Shakespeare Composite Structures ("Shakespeare"). We acquired Locker in February 2013, Armorflex in December 2013, Valmont SM in March 2014, AgSense in August 2014, and Shakespeare in October 2014. All of these acquisitions are reported in the Engineered Infrastructure Products segment, except for AgSense which is reported in the Irrigation segment. In the "Other" category, the sales reduction of $38.5 million in 2014 reflects the deconsolidation of Delta EMD Pty. Ltd. ("EMD") in December 2013, following the reduction of our ownership in the operation to below 50%.

        The decrease in gross margin (gross profit as a percent of sales) in 2014, as compared with 2013, was due to a combination of lower sales prices and unfavorable sales mix, reduced sales volumes, currency translation, and slightly higher raw material costs in 2014, as compared with 2013. This was partially offset by the $12.2 million fixed asset impairment loss in our electrolytic manganese dioxide (EMD) operation in 2013, which was recorded as Product Cost of Sales.

        In 2014, we realized a decrease in operating profit, as compared with fiscal 2013, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Year-to-date	$(6.2)	$(1.9)	$(0.4)	$(1.1)	$(2.0)	$(1.3)	$0.5

        Selling, general and administrative (SG&A) spending in 2014 decreased from 2013, mainly due to the following factors:

  •
  decreased employee incentive accruals of $37.4 million, due to lower operating results and decreased share price in valuing long-term incentive plans;

  •
  decreased doubtful account provisions of $3.7 million, principally in the Irrigation segment;

  •
  lower expenses associated with the Delta Pension Plan of $3.9 million; and

  •
  EMD was deconsolidated in December 2013, which resulted in reduced expenses of $4.9 million.

        The above reductions in SG&A were partially offset by the following:

  •
  the sale of one of our galvanizing facilities in Australia resulted in a 2013 gain of $4.6 million, which was reported as a reduction of SG&A expense;

  •
  higher information technology and product development costs of approximately $5.2 million, and;

  •
  the acquisition of Shakespeare in October 2014, AgSense in August 2014, Valmont SM in March 2014, and Armorflex in December 2013 included combined SG&A expenses in 2014 of $16.2 million.

        The decrease in operating income on a reportable segment basis in 2014, as compared to 2013, was due to reduced operating performance in the Utility, Irrigation, and Coatings segments. The EIP segment showed improved operating performance in 2014 compared to 2013, primarily due to the acquisitions of Valmont SM, Armorflex, and Shakespeare. The "Other" category reported reduced operating performance in 2014 compared to 2013, mainly due to reduced profitability of grinding media business.

        Net interest expense increased in 2014, as compared with 2013, due to additional long-term debt borrowed in the third quarter of 2014.

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

  •
  Cash prepayment expenses of approximately $41.2 million; less

  •
  Recognition of $4.4 million of the proportionate unamortized premium originally recorded upon the issuance of the 2020 notes; plus

  •
  Recognition of approximately $2.1 million of expense comprised of the proportionate amount of the write-offs of unamortized loss on cash flow hedge and deferred financing costs.

        The increase in other expense in 2014, as compared with 2013, was mainly attributable to recording the change (loss) in fair value of the Company's investment in EMD of $3.8 million. $2.0 million in lower appreciation of the deferred compensation assets in 2014 as compared to 2013 also contributed to the higher other expense. The remaining increase can be attributed to higher currency translation losses in 2014.

        Our effective tax rate in 2014 was lower than fiscal 2013 due to an increased mix of foreign sourced income versus U.S. based taxable income between the years. Foreign sourced income before income taxes as a percent of the total was approximately 40.5% in 2014 compared to 24.7% in 2013. As these foreign jurisdictions have lower statutory income tax rates, our overall effective income tax rate decreased. In addition, we recorded a tax benefit of $3.9 million from a change in management's assertions regarding foreign investment opportunities and restructuring which took place in 2014. U.S. state income taxes also decreased in 2014 compared to 2013 as a result of lower U.S. based taxable income.

        Earnings in non-consolidated subsidiaries were lower in 2014, as compared with 2013, with a small amount of activity in 2014. In February 2013, the Company sold its 49% ownership interest in a manganese materials operation. There was no significant gain or loss on the sale.

        Our cash flows provided by operations were approximately $174.1 million in 2014, as compared with $396.4 million provided by operations in 2013. The decrease in operating cash flow in 2014 was the result of the cash prepayment expenses related to the refinancing of debt, decreased net earnings, and higher net working capital, as compared with 2013.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in 2014 as compared with 2013 was mainly due to the acquisition of Shakespeare in October 2014, Valmont SM in early March 2014, and Armorflex in December 2013 ($168.0 million).

        Global lighting, traffic, and roadway product sales in 2014 improved compared to 2013. In 2014, sales volumes in the U.S. were higher in the commercial markets as construction and installation activity continue to show slight improvement over 2013. However, the transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation that is affecting growth. Sales volumes in Canada were down in 2014 as compared to 2013 due to project delays, lower government spending, and increased competition. Sales in Europe were lower in 2014 compared to 2013. Decreased volumes in France were offset to an extent by volume increases in the U.K. In the Asia Pacific region, sales were slightly higher in 2014 compared to 2013 due to volume growth in Asia, partially offset by a decrease in Australia due to softer market conditions. Highway safety product sales improved in 2014 compared to 2013, due to the acquisition of Armorflex in December 2013 and modestly improved market conditions in Australia and New Zealand due to more highway construction projects this year. This improvement is offset somewhat by unfavorable year-to-date currency translation effects of $3.8 million.

        Communication product line sales were higher in fiscal 2014, as compared to 2013, by $21.7 million. An increase in North America sales was mainly attributable to higher wireless communication structures sales due to the continued build out of wireless networks, partially offset by decreased communication component sales resulting from a large customer temporarily curtailing spending. In China, sales of wireless communication structures in 2014 were higher than 2013 due to higher investment levels by the major wireless carriers and improved market share.

        Access systems product line sales decreased in 2014, as compared with 2013, primarily due to the negative impact of currency translation effects of $11.0 million and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia and weaker market conditions in China. The volume decrease was partially offset by the full 2014 effect of the Locker acquisition (approximately $4.5 million) that was acquired in February 2013 and better pricing in Asia.

        Operating income for the segment in 2014 increased, as compared with the same period of fiscal 2013, due primarily to operating profit generated from the acquisitions of Shakespeare, Valmont SM, and Armorflex ($17.1 million) and the reversal of the Locker earn-out liability in the third quarter of fiscal 2014 of approximately $4.3 million. The earn-out reversal was recorded against Product Cost of Sales in the Consolidated Statements of Earnings.

        The increase in SG&A in 2014 was due to the acquisitions of Shakespeare, Valmont SM, and Armorflex totaling $15.4 million. These increased costs in 2014 were offset by lower incentive costs of $5.2 million and currency translation effects of $2.8 million.

  Utility Support Structures (Utility) segment

        In the Utility segment, the sales decrease in 2014, as compared with 2013, was due to lower sales volume and a decline in the percentage of sales from very large transmission projects which changed the mix of utility structure sales between the reporting periods. In North America, sales volumes in tons for steel utility structures were down in 2014, as compared with 2013, partially offset by increases in sales volume for concrete structures. Sales decreased in the steel utility structures business in 2014 over 2013 by $139.1 million, while sales increased slightly over the same time period for contrete structures by $2.0 million. We believe industry supply and demand were more aligned in 2014, as compared with 2013, as we and our competitors increased production capacity to meet demand. We believe this has resulted in increased price competition for certain portions of the market where orders are awarded based on competitive bidding. In 2014, as compared to 2013, international utility structures sales decreased due to lower sales volumes and currency translation effects.

        SG&A expense decreased approximately $4.6 million in 2014, as compared with 2013, primarily due to lower incentive compensation tied to lower operating income offset by higher employee compensation due to increased headcount to support capacity expansion to meet projected long-term growth. Operating income in 2014, as compared with 2013, decreased due to lower sales, reduced leverage of fixed costs, and increased depreciation expense on plant capacity added in late 2013.

  Coatings segment

        Coatings segment sales decreased in 2014, as compared with 2013, primarily due to lower sales volumes in the Asia Pacific region and currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. More specifically, weak demand in Australia led to decreases in volumes offset somewhat by improved sales volumes in Asia. Sales in North America were slightly down in 2014 compared to 2013, primarily due to lower volumes and currency translation effects that were partially offset by an increase in sales prices due to higher zinc costs.

        Operating income was also lower in 2014, as compared with 2013, due to the lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America. The decrease in segment operating income in 2014 compared to 2013 was also due to the $4.6 million gain recognized on the sale of an Australian galvanizing operation in the second quarter of fiscal 2013. The decrease in segment operating income in 2014, as compared to the same periods in 2013, was partially offset by approximately $3.0 million of business interruption insurance proceeds received in 2014 related to a 2013 fire at one of our North American facilities. These proceeds were recorded against Service Cost of Sales in the Consolidated Statement of Earnings.

  Irrigation segment

        The decrease in Irrigation segment net sales in 2014, as compared with 2013, was mainly due to sales volume decreases in the North American market. The decrease in North America was offset to an extent by increased sales volumes in international markets. In North America, lower net farm income in 2014, as compared with 2013, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2014, as compared with 2013. In fiscal 2014, net farm income in the United States is estimated to have decreased 25% from the record levels of 2013, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in 2014, as compared with 2013. In international markets, sales improved in 2014, as compared with 2013, mainly due to increased activity in Brazil, Middle East, South Africa, and Australia. These increases were offset somewhat by lower sales in China and eastern Europe, due to certain economic and political uncertainties in these regions.

        Operating income for the segment declined in 2014 compared to 2013, due to the sales volume decrease and associated operating deleverage of fixed operating costs. The primary reasons for the slight decrease in SG&A expense in 2014, as compared with 2013, related to reduced incentives of $5.8 million and lower provisions for international receivables of $2.8 million, partially offset by increased product development spending, the acquisition of AgSense in August 2014, and increased employee headcount in the international business.

  Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in 2014, as compared with 2013, was mainly due lower sales volumes due to the deconsolidation of EMD in December 2013 ($38.6 million), lower sales volumes and pricing in the grinding media operations and exchange rate translation effects. Grinding media volumes and pricing were negatively affected by less favorable Australian mining industry demand. Tubing sales in 2014 were slightly lower due to lower volumes compared to 2013. Operating income in 2014 was lower than 2013, due to lower grinding media sales volumes and pricing, the deconsolidation of EMD in 2013, and currency translation effects.

  Net corporate expense

        Net corporate expense in 2014 decreased over 2013. These decreases were mainly due to:

  •
  lower employee incentives associated with reduced net earnings ($17.1 million);

  •
  decreased expenses associated with the Delta Pension Plan ($3.9 million); and

  •
  decreased deferred compensation plan expense ($2.0 million). The deferred compensation expense recorded within corporate expense has a corresponding offset by the same amount in other income (expense).

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

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in 2013, as compared with 2012, was mainly due to improved access systems and communication product sales. Global lighting sales in 2013 were comparable with 2012. The transportation market for lighting and traffic structures in the U.S., while stable, continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales in other market channels such as sales to lighting fixture manufacturers and commercial construction projects in fiscal 2013 improved somewhat as compared with the same periods in 2012. In Europe, sales in 2013 were approximately 7% lower than 2012, as low economic growth and budget restrictions have hampered government roadway spending activity and demand for lighting structures.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $995.7 million at December 27, 2014, as compared with $1,161.3 million at December 28, 2013. The decrease in net working capital in 2014 mainly resulted from decreased cash on hand due to cash expenditures for acquisitions and purchase of treasury shares. Operating cash flow was $174.1 million in 2014, as compared with $396.4 million in 2013 and $197.1 million in 2012. The decrease in operating cash flow in 2014 mainly was the result of less favorable working capital and lower net earnings. The increase in operating cash flow in 2013, as compared with fiscal 2012, mainly was the result of improved operations and management of working capital. The fiscal 2013 loss upon the deconsolidation of EMD of $12.0 million and the impairment of EMD's fixed assets of $12.2 were non-cash in nature.

        Investing Cash Flows—Capital spending in fiscal 2014 was $73.0 million, as compared with $106.8 million in fiscal 2013. The most significant capital spending projects in 2014 included certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2015 fiscal year to be approximately $80 million. In 2013, investing cash flows included proceeds from asset sales of $37.6 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows included $185.7 million paid for Valmont SM, AgSense and Shakespeare Composite acquisitions in 2014 and $63.2 million paid for the Locker and Armorflex acquisitions in 2013. 2012 included $45.7 million paid for the PMG acquisition.

        Financing Cash Flows—Our total interest-bearing debt increased to $781.8 million at December 27, 2014, from $490.1 million at December 28, 2013 as a result of the issuance of $500 million face value of long-term unsecured notes and the repurchase by partial tender of $199.8 million of the 2020 senior notes. Financing cash flows in 2013 included approximately $9.3 million to acquire the remaining 40% of the shares of Valley Irrigation South Africa Pty. Ltd. and $11.6 million in cash held by EMD that was removed from our consolidated balance sheet upon deconsolidation. During 2014, we acquired approximately 2.7 million shares for approximately $395 million under a share repurchase program.

  Capital Allocation Philosophy

        We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. On May 13, 2014, our Board of Directors approved and publicly announced a new capital allocation philosophy with the following priorities for Valmont's capital:

  •
  working capital and capital expenditure investments necessary for future sales growth;

  •
  dividends on common stock in the range of 15% of the prior year's fully diluted net earnings;

  •
  acquisitions;

  •
  return of capital to shareholders through share repurchases.

        We also announced our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa2 by Moody's Investors Services, Inc. and BBB+ by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to Baa3 or BBB– to finance a special acquisition or other opportunity. Otherwise, we expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

        The Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 27, 2014, we have acquired approximately 2.7 million shares for approximately $395 million under this share repurchase program. As of February 18, 2015, the date as of which we report on the cover of this form 10-K the number of outstanding shares of our common stock, we have acquired a total of 2,964,477 shares for $425.4 million under the share repurchase program. In February 2015, the Board of Directors authorized an additional $250 million of purchase, without an expiration date. The most recent quarterly dividend, authorized by the Board of Directors in accordance with the capital allocation philosophy, was $0.375 per share paid on January 15, 2015.

  Sources of Financing

        Our debt financing at December 27, 2014 consisted primarily of long-term debt. During 2014, the Company issued $500 million of new notes and repurchased by partial tender $199.8 million in aggregate principal amount of the 2020 notes. Our long-term debt principally consists of:

  •
  $250.2 million face value ($255.6 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020. We are allowed to repurchase the notes subject to the payment of a make-whole premium.

  •
  $250 million face value ($248.8 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044. We are allowed to repurchase the notes subject to the payment of a make-whole premium.

  •
  $250 million face value ($246.7 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054. We are allowed to repurchase the notes subject to the payment of a make-whole premium.

        On October 17, 2014, we entered into a First Amendment to our Credit Agreement with JPMorgan Chase Bank, as Administrative Agent, and the other lenders party thereto, dated as of August 15, 2012, which increased the committed unsecured revolving credit facility from $400 million to $600 million and extends the maturity date from August 15, 2017 to October 17, 2019. Under the amended credit agreement, up to $25 million is available for swingline loans, up to $75 million is available for letters of credit and up to $200 million is available for borrowings in foreign currencies. We may increase the revolving credit facility by up to an additional $200 million at any time, subject to participating banks increasing the amount of their lending commitments. The interest rate on our borrowings will be, at our option, either:

  (a)
  LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 100 to 162.5 basis points, depending on the credit rating of our senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.; or

        (b)   the higher of

    •
    the prime lending rate,

    •
    the Federal Funds rate plus 50 basis points, and

    •
    LIBOR (based on a 1 month interest period) plus 100 basis points (inclusive of facility fees),

    Plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.

        A commitment fee is also required under the revolving credit facility which accrues at 10 to 27.5 basis points, depending on the credit rating of our senior debt published by Standard and Poor's Rating Services and Moody's Investor Services, Inc., on the average daily unused portion of the commitment under the revolving credit facility.

        At December 27, 2014, we had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of August 15, 2017 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 27, 2014, we had the ability to borrow $582.4 million under this facility, after consideration of standby letters of credit of $17.6 million associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $108.6 million, $95.5 million of which was unused at December 27, 2014.

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

        At December 27, 2014, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 27, 2014 were as follows:

Interest-bearing debt	$781,787
EBITDA-last four quarters	413,684
Leverage ratio	1.89
EBITDA-last four quarters	$413,684
Interest expense-last four quarters	36,790
Interest earned ratio	11.24

        The calculation of EBITDA-last four quarters is presented under the column for fiscal 2014 in footnote (b) to the table "Selected Five-Year Data" in Item 6—Selected Financial Data.

        Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2015 and beyond.

        We have not made any provision for U.S. income taxes in our financial statements on approximately $668.4 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $371.6 million at December 27, 2014, $297.5 million is held in entities outside the United States with approximately $89 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $89 million of Delta Ltd.'s cash balances.

        If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If we repatriated all of our cash outside the United States to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay approximately $28.7 million in income taxes to repatriate that cash.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS

        We have future financial obligations related to (1) payment of principal and interest on interest-bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 27, 2014 were as follows (in millions of dollars):

Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	After 2019
Long-term debt	$767.8	$1.2	$2.4	$2.0	$762.2
Interest	993.5	42.5	85.0	84.8	781.2
Delta pension plan contributions	172.6	17.3	34.5	34.5	86.3
Operating leases	116.7	24.5	35.9	21.3	35.0
Acquisition earn-out payments	4.3	—	4.3	—	—
Unconditional purchase commitments	75.3	75.0	0.3	—	—

Total contractual cash obligations	$2,130.2	$160.5	$162.4	$142.6	$1,664.7

        Long-term debt mainly consisted of $750.2 million principal amount of senior unsecured notes. At December 27, 2014, we had no outstanding borrowings under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non-compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

        Acquisition earn-out payments relate to anticipated payments to the prior owners of Pure Metal Galvanizing (PMG), as a portion of the consideration paid for this business is contingent in nature. The earn-out arrangement generally relates to the meeting of certain profitability targets. The target period for PMG ends in December 2017.

        Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2015, and certain capital investments planned for 2015. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.

        At December 27, 2014, we had approximately $43.8 million of various long-term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

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

        Interest Rates—Our interest-bearing debt at December 27, 2014 was mostly fixed rate debt. In the third quarter of 2014, the Company executed a derivative contract to lock in the treasury rate on $125,000 of the $250,000 aggregate principal amount of the Company's 5.00% Senior Notes due 2044 (the "2044 Notes") and a second derivative contract to lock in the base interest rate on $125,000 of the $250,000 aggregate principal amount of the Company's 5.25% Senior Notes due 2054 (the "2054 Notes"). These derivatives were settled in the third quarter of 2014. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2014 and 2013 by approximately $0.2 million and $0.2 million, respectively. Likewise, we have excess cash balances on deposit in interest-bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2014 by approximately $0.3 million.

        Foreign Exchange—Exposures to transactions denominated in a currency other than the entity's functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 27, 2014, the Company had a number of open foreign currency forward contracts, including some related to a large sales contract that will be settled in Canadian dollars. The notional amount for these forward contracts to sell Canadian dollars is $14,757 and will be settled over the first nine months of 2015. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $26.1 million in 2014 and $32.7 million in 2013.

        We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2014	2013
	(in millions)
Australian dollar	$24.6	$24.0
Chinese Renminbi	14.0	14.9
Danish Krone	13.8	—
U.K. pound	6.5	3.5
Euro	8.1	5.7
Canadian dollar	6.4	8.1
Brazilian real	3.3	3.2

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

The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 27, 2014, we have open natural gas swaps for 80,000 MMBtu.

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

        If our customer's financial condition was to deteriorate, resulting in an impaired ability to make payment, additional allowances may be required. As the Company's international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units. As of December 27, 2014, the Company had approximately $12 million in delinquent accounts receivable with Chinese governmental entities with a specific allowance recorded against it based on our estimation of what will not be fully collected. During 2014, the Company received payments of $2.2 million on these receivables. Receivables that are not reasonably expected to be realized in cash within the next twelve months are classified as long-term receivables within other assets. The Company's allowance for doubtful accounts related to both current and long-term accounts receivables was $9.9 million at December 27, 2014 and $10.4 million at December 28, 2013.

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

        In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $19.8 million at December 27, 2014. If our estimate changed by 50%, the impact on operating income would be approximately $9.9 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories

        We use the last-in first-out (LIFO) method to determine the value of approximately 44% of our inventory. The remaining 56% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.

        In 2014, we experienced higher costs to produce inventory than in the prior year, due mainly to higher cost for steel and steel-related products. This resulted in higher cost of goods sold (and lower operating income) in 2014 of approximately $2.0 million, than had our entire inventory been valued on the FIFO method. In 2013 and 2012, we experienced lower costs compared to previous years and operating income was higher by approximately $0.6 million and $3.7 million, respectively, than had our entire inventory been valued on the FIFO method.

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

        We identified thirteen reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value and as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. As allowed for under current accounting standards, we rely on our previous valuations for the annual impairment testing provided that the following criteria for each reporting unit are met: (1) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination and (2) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

        The valuation of our reporting units exceeded their respective carrying values by a substantial margin except the APAC Coatings reporting unit in the Coatings segment, which has goodwill of $18.5 million and an excess of fair value over carrying value of approximately $10 million. Accordingly, no further valuation of our reporting units was necessary. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. In the event the discount rate increased by 100 basis points, we would have to further evaluate the APAC Coatings reporting unit for possible impairment. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

        Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 13.5% to 19.0%, which we estimate to be the after-tax cost of capital for such assets. The Company's trade names were tested for impairment in the third quarter of 2014 and 2013 and the Company determined that the value of its trade names were not impaired.

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

        At December 27, 2014, we had approximately $148.5 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $104.5 million, including $95.1 million in valuation allowances remaining in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.

        During 2014, we recorded an income tax benefit of $3.9 million, as a result of restructuring in 2014 and a change in management's assertions regarding foreign investment opportunities. All foreign subsidiaries are considered permanently invested at December 27, 2014. We have not made any U.S. income tax provision in our financial statements for $668.4 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Foreign subsidiaries considered permanently invested had total cash of $297.5 million at December 27, 2014. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation. The amount of that income tax would depend on how much of those earnings were repatriated and the related timing but could range from a low of $28.7 million to a high of $103.9 million.

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

The following tables present the key assumptions used to measure pension expense for 2015 and the estimated impact on 2015 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	3.65%
Expected return on plan assets	5.00%
Inflation—CPI	2.10%
Inflation—RPI	3.20%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.50% decrease in discount rate	$0.7
0.50% decrease in expected return on plan assets	$2.5
0.50% increase in inflation	$2.3

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 27, 2014 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 25, 2015

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 27, 2014

(Dollars in thousands, except per share amounts)

	2014	2013	2012
Product sales	$2,824,456	$2,976,359	$2,721,512
Services sales	298,687	327,852	308,029

Net sales	3,123,143	3,304,211	3,029,541
Product cost of sales	2,118,687	2,144,942	2,032,030
Services cost of sales	196,339	214,041	195,055

Total cost of sales	2,315,026	2,358,983	2,227,085

Gross profit	808,117	945,228	802,456
Selling, general and administrative expenses	450,401	472,159	420,160

Operating income	357,716	473,069	382,296

Other income (expenses):
Interest expense	(36,790)	(32,502)	(31,625)
Interest income	6,046	6,477	8,272
Costs associated with refinancing of debt	(38,705)	—	—
Other	(4,084)	2,373	347

	(73,533)	(23,652)	(23,006)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	284,183	449,417	359,290

Income tax expense (benefit):
Current	89,643	167,922	122,782
Deferred	5,251	(10,141)	3,720

	94,894	157,781	126,502

Earnings before equity in earnings of nonconsolidated subsidiaries	189,289	291,636	232,788
Equity in earnings of nonconsolidated subsidiaries	29	835	6,128
Loss from deconsolidation of subsidiary	—	(12,011)	—

Net earnings	189,318	280,460	238,916
Less: Earnings attributable to noncontrolling interests	(5,342)	(1,971)	(4,844)

Net earnings attributable to Valmont Industries, Inc.	$183,976	$278,489	$234,072

Earnings per share:
Basic	$7.15	$10.45	$8.84
Diluted	$7.09	$10.35	$8.75

Cash dividends declared per share	$1.375	$0.975	$0.855

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three-year period ended December 27, 2014

(Dollars in thousands)

	2014	2013	2012
Net earnings	$189,318	$280,460	$238,916

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	(82,275)	(71,698)	15,741
Realized loss on sale of foreign entity investment included in other expense	—	5,194	—
Realized loss on deconsolidation of subsidiary	—	8,559	—

	(82,275)	(57,945)	15,741

Unrealized gain (loss) on cash flow hedge:
Loss arising during the period	983	—	—
Gain (deferred) on cash flow hedges	4,837	—	—
Amortization cost included in interest expense	594	400	400

	6,414	400	400

Actuarial gain (loss) in defined benefit pension plan liability, net of tax expense (benefit) of ($3,450) in 2014, ($10,143) in 2013 and ($12,377) in 2012	(13,709)	(41,282)	(35,020)

Other comprehensive income (loss)	(89,570)	(98,827)	(18,879)

Comprehensive income	99,748	181,633	220,037
Comprehensive income attributable to noncontrolling interests	(2,520)	(9,174)	(6,079)

Comprehensive income attributable to Valmont Industries, Inc.	$97,228	$172,459	$213,958

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 27, 2014 and December 28, 2013

(Dollars in thousands, except shares and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$371,579	$613,706
Receivables, less allowance for doubtful receivables of $6,672 in 2014 and $10,369 in 2013	536,918	515,440
Inventories	359,522	380,000
Prepaid expenses	56,912	22,997
Refundable and deferred income taxes	68,010	65,697

Total current assets	1,392,941	1,597,840

Property, plant and equipment, at cost	1,139,569	1,017,126
Less accumulated depreciation and amortization	533,116	482,916

Net property, plant and equipment	606,453	534,210

Goodwill	385,111	349,632
Other intangible assets	202,004	170,917
Other assets, less allowance for doubtful receivables of $3,250 in 2014 and $0 in 2013	143,159	123,895

Total assets	$2,729,668	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,181	$202
Notes payable to banks	13,952	19,024
Accounts payable	196,565	216,121
Accrued employee compensation and benefits	87,950	122,967
Accrued expenses	88,480	71,560
Dividends payable	9,086	6,706

Total current liabilities	397,214	436,580

Deferred income taxes	71,797	78,924
Long-term debt, excluding current installments	766,654	470,907
Defined benefit pension liability	150,124	154,397
Deferred compensation	47,932	39,109
Other noncurrent liabilities	45,542	51,731
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock of $1 par value
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value
Authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	1,718,662	1,562,670
Accumulated other comprehensive income	(134,433)	(47,685)
Cost of treasury stock, common shares of 3,670,781 in 2014 and 1,075,039 in 2013	(410,296)	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,201,833	1,522,025

Noncontrolling interest in consolidated subsidiaries	48,572	22,821

Total shareholders' equity	1,250,405	1,544,846

Total liabilities and shareholders' equity	$2,729,668	$2,776,494

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 27, 2014 (Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$189,318	$280,460	$238,916
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	89,328	77,436	70,218
Loss on investment	3,795	—	—
Deconsolidation of subsidiary	—	12,011	—
Impairment of property, plant and equipment	—	12,161	—
Non-cash debt refinancing costs	(2,478)	—	—
Stock-based compensation	6,730	6,513	5,829
Defined benefit pension plan expense	2,638	6,569	4,281
Contribution to defined benefit pension plan	(18,173)	(17,619)	(11,591)
Change in fair value of contingent consideration	(4,300)	—	—
(Gain) loss on sale of property, plant and equipment	392	(4,318)	321
Equity in earnings in nonconsolidated subsidiaries	(29)	(835)	(6,128)
Deferred income taxes	5,251	(10,141)	3,720
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	907	(12,708)	(84,890)
Inventories	21,458	13,431	(13,613)
Prepaid expenses	(13,594)	4,115	1,243
Accounts payable	(34,321)	12,448	(6,249)
Accrued expenses	(34,778)	21,698	20,640
Other noncurrent liabilities	1,755	(1,474)	(4,350)
Income taxes payable (refundable)	(39,803)	(3,305)	(21,250)

Net cash flows from operating activities	174,096	396,442	197,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(73,023)	(106,753)	(97,074)
Acquisitions (net of cash acquired)	(185,710)	(63,152)	(45,687)
Proceeds from sale of assets	2,489	37,582	6,025
Other, net	(619)	602	44

Net cash flows from investing activities	(256,863)	(131,721)	(136,692)

Cash flows from financing activities:
Net borrowings under short-term agreements	(4,472)	5,510	1,828
Proceeds from long-term borrowings	652,211	274	39,126
Principal payments on long-term obligations	(357,858)	(591)	(39,564)
Cash decrease due to deconsolidation of subsidiary	—	(11,615)	—
Dividends paid	(32,443)	(25,414)	(21,520)
Dividends to noncontrolling interest	(2,919)	(1,767)	(1,944)
Purchase of noncontrolling interest	—	(9,324)	—
Proceeds from sale of partial ownership interest	—	—	1,404
Settlement of financial derivative	4,981	—	—
Debt issuance fees	(7,644)	—	(1,747)
Proceeds from exercises under stock plans	14,572	16,348	21,827
Excess tax benefits from stock option exercises	4,264	5,306	5,494
Purchase of treasury shares	(395,045)	—	—
Purchase of common treasury shares—stock plan exercises	(15,403)	(16,107)	(21,259)

Net cash flows from financing activities	(139,756)	(37,380)	(16,355)

Effect of exchange rate changes on cash and cash equivalents	(19,604)	(27,764)	7,185

Net change in cash and cash equivalents	(242,127)	199,577	51,235
Cash and cash equivalents—beginning of year	613,706	414,129	362,894

Cash and cash equivalents—end of year	$371,579	$613,706	$414,129

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three-year period ended December 27, 2014

(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 31, 2011	$27,900	$—	$1,079,698	$64,052	$(24,688)	$50,949	$1,197,911
Net earnings	—	—	234,072	—	—	4,844	238,916
Other comprehensive income (loss)	—	—	—	(20,114)	—	1,235	(18,879)
Cash dividends declared ($0.855 per share)	—	—	(22,756)	—	—	—	(22,756)
Dividends to noncontrolling interests	—	—	—	—	—	(1,944)	(1,944)
Sale of partial ownership interest	—	(610)	—	—	—	2,014	1,404
Stock plan exercises; 174,943 shares acquired	—	—	—	—	(21,259)	—	(21,259)
Stock options exercised; 341,090 shares issued	—	(10,713)	9,515	—	23,025	—	21,827
Tax benefit from stock option exercises	—	5,494	—	—	—	—	5,494
Stock option expense	—	4,934	—	—	—	—	4,934
Stock awards; 20,998 issued	—	895	—	—	467	—	1,362

Balance at December 29, 2012	27,900	—	1,300,529	43,938	(22,455)	57,098	1,407,010
Net earnings	—	—	278,489	—	—	1,971	280,460
Other comprehensive loss	—	—	—	(91,623)	—	(7,204)	(98,827)
Cash dividends declared ($0.975 per share)	—	—	(26,118)	—	—	—	(26,118)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Purchase of noncontrolling interest	—	(2,038)	—	—	—	(7,286)	(9,324)
Deconsolidation of EMD	—	—	—	—	—	(20,316)	(20,316)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 103,023 shares acquired	—	—	—	—	(16,107)	—	(16,107)
Stock options exercised; 216,105 shares issued	—	(9,781)	9,770	—	16,359	—	16,348
Tax benefit from stock option exercises	—	5,306	—	—	—	—	5,306
Stock option expense	—	5,194	—	—	—	—	5,194
Stock awards; 33,721 shares issued	—	1,319	—	—	1,343	—	2,662

Balance at December 28, 2013	27,900	—	1,562,670	(47,685)	(20,860)	22,821	1,544,846
Net earnings	—	—	183,976	—	—	5,342	189,318
Other comprehensive loss	—	—	—	(86,748)	—	(2,822)	(89,570)
Cash dividends declared ($1.375 per share)	—	—	(35,036)	—	—	—	(35,036)
Dividends to noncontrolling interests	—	—	—	—	—	(2,919)	(2,919)
Acquisition of DS SM	—	—	—	—	—	9,309	9,309
Acquisition of AgSense	—	—	—	—	—	16,333	16,333
Addition of noncontrolling interest	—	—	—	—	—	508	508
Stock plan exercises; 97,974 shares acquired	—	—	—	—	(15,403)	—	(15,403)
Purchase of treasury shares; 2,711,149 shares acquired	—	—	—	—	(395,045)	—	(395,045)
Stock options exercised; 194,627 shares issued	—	(10,994)	7,052	—	18,514	—	14,572
Tax benefit from stock option exercises	—	4,264	—	—	—	—	4,264
Stock option expense	—	4,461	—	—	—	—	4,461
Stock awards; 22,010 shares issued	—	2,269	—	—	2,498	—	4,767

Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority-owned subsidiaries (the Company). The investment in Delta EMD Pty. Ltd ("EMD") was recorded at fair value subsequent to its deconsolidation in 2013. Investments in other 20% to 50% owned affiliates and joint ventures are accounted for by the equity method. Investments in less than 20% owned affiliates are accounted for by the cost method. All significant intercompany items have been eliminated.

  Cash overdrafts

        Cash book overdrafts totaling $18,038 and $21,713 were classified as accounts payable at December 27, 2014 and December 28, 2013, respectively. The Company's policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

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

  Fiscal Year

        The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company's fiscal years ended December 27, 2014 and December 28, 2013 consisted of 52 weeks.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

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

  Inventories

        Approximately 44% and 43% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 27, 2014 and December 28, 2013, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $47,178 and $45,204 at December 27, 2014 and December 28, 2013, respectively.

  Long-Lived Assets

        Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2014, 2013 and 2012 was $73,395, $62,291 and $55,559, respectively.

        An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. There were no impairment losses recorded in 2014. In November 2013, it was determined that the carrying amount of certain fixed assets of Delta EMD, Ltd. were not recoverable and an impairment loss of $12,161 was recorded to reduce the carrying amount of the fixed assets to fair value. The impairment was a result of continued global oversupply of manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases of EMD in 2014 would be substantially below prior years. This charge was recorded in Product Cost of Sales in the Consolidated Statements of Earnings.

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

Three-year period ended Balance at December 27, 2014

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

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 28, 2013	$(20,165)	$(2,535)	$(24,985)	$(47,685)
Current-period comprehensive income (loss)	(79,453)	6,414	(13,709)	(86,748)

Balance at December 27, 2014	$(99,618)	$3,879	$(38,694)	$(134,433)

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Revenue Recognition

        Revenue is recognized upon shipment of the product or delivery of the service to the customer, which coincides with passage of title and risk of loss to the customer. Customer acceptance provisions exist only in the design stage of our products. Acceptance of the design by the customer is required before the product is manufactured and delivered to the customer. We are not entitled to any compensation solely based on design of the product and we do not recognize any revenue associated with the design stage. No general rights of return exist for customers once the product has been delivered. Shipping and handling costs associated with sales are recorded as cost of goods sold. Sales discounts and rebates are estimated based on past experience and are recorded as a reduction of net sales in the period in which the sale is recognized. Service revenues predominantly consist of coatings services provided by our Coatings segment to its customers. Revenue from our offshore and other complex steel structures products is recognized using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.

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

        On May 13, 2014, the Company announced a new capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of December 27, 2014, the Company has acquired 2,711,149 shares for approximately $395.0 million under this share

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

repurchase program. In February 2015, the Board of Directors authorized an additional $250 million of purchase, without an expiration date.

  Research and Development

        Research and development costs are charged to operations in the year incurred. These costs are a component of "Selling, general and administrative expenses" on the Consolidated Statements of Earnings. Research and development expenses were approximately $13,900 in 2014, $10,200 in 2013, and $7,100 in 2012.

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

(2) ACQUISITIONS AND DECONSOLIDATION

Acquisitions of Businesses

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

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

        The Company finalized the fair value measurement process and purchase price allocation in the fourth quarter of 2014. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

At March 3, 2014
Current assets	$73,421
Property, plant and equipment	85,638
Intangible assets	30,340
Goodwill	16,803

Total fair value of assets acquired	$206,202

Current liabilities	47,754
Deferred income taxes	19,715
Intercompany note payable	37,448
Long-term debt	8,941

Total fair value of liabilities assumed	113,858
Non-controlling interests	9,309

Net assets acquired	$83,035

        The Company's Condensed Consolidated Statements of Earnings for the 52 weeks ended December 27, 2014 included net sales of $146,432 and net earnings of $9,139, resulting from Valmont SM's operations from March 3, 2014 to December 27, 2014.

        Based on the fair value assessments, the Company allocated $30,340 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Valmont SM's acquired intangible assets and the respective weighted average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$11,470	Indefinite
Backlog	3,145	1.5
Customer Relationships	15,725	12.0

Total Intangible Assets	$30,340

        On October 6, 2014, the Company acquired Shakespeare Composite Structures (Shakespeare) for $48,272 in cash, plus assumed liabilities. Shakespeare is a manufacturer of fiberglass reinforced composite structures and products with two manufacturing facilities in South Carolina. Shakespeare's annual sales are approximately $55,000 and its operations will be included in the Engineered Infrastructure Products segment. The acquisition of Shakespeare was completed to expand our product offering of composite structure solutions.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

        The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process and purchase price allocation to be completed in the first half of 2015.

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the Shakespeare acquisition (goodwill is not deductible for tax purposes):

At October 6, 2014
Current assets	$12,532
Property, plant and equipment	10,694
Intangible assets	13,500
Goodwill	15,416

Total fair value of assets acquired	$52,142

Current liabilities	3,870

Net assets acquired	$48,272

        The Company's Consolidated Statements of Earnings for the 52 weeks ended December 27, 2014 includes net sales and earnings of $12,321 and $958, respectively, resulting from Shakespeare's operations from October 6, 2014 to December 27, 2014.

        Based on the preliminary fair value assessments, the Company allocated $13,500 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Shakespeare acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,000	Indefinite
Customer Relationships	9,500	15.0

Total Intangible Assets	$13,500

        On August 25, 2014, the Company acquired 51% of AgSense, LLC (AgSense) for $17,000 in cash. AgSense operates in South Dakota and is the creator of global WagNet network which provides growers with a more complete view of their entire farming operation by tying irrigation decision making to field, crop and weather conditions. In the measurement of fair values of assets acquired and liabilities assumed, goodwill of $17,193 and $16,083 of customer relationships, trade name and other intangible assets were recorded. Customer relationships will be amortized over ten years and patents will be amortized over seven years. The acquisition was completed to further extend the Company's offerings in remote monitoring and control technology for agriculture. A portion of the goodwill is

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

deductible for tax purposes. AgSense is included in the Irrigation segment and the purchase price allocation was finalized in the fourth quarter of 2014.

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

        The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price could be paid to the sellers upon the achievement of certain gross profit and inventory targets over the two years following date of acquisition and the Company recognized an estimated liability of $7,178 at February 5, 2013. During 2014 and 2013, the Company made payments of approximately $2,300 to the sellers with respect to achievement of these targets. The Company determined that the additional purchase price tied to a gross profit target for the twelve months ending February 2015 would not be achieved and therefore the additional purchase price with respect to that target will not be paid. As such, approximately $4,300 of this liability was reversed and recognized against cost of goods sold during the third quarter of 2014.

        In December 2013, the Company purchased 100% of the outstanding shares of Armorflex International Ltd. ("Armorflex") for $10,000. Armorflex is a company holding proprietary intellectual property for products serving the highway safety market. In the measurement of fair values of assets acquired and liabilities assumed, we recorded goodwill of $6,823 and an aggregate of $3,792 for customer relationships, patented technology and other intangible assets. The goodwill is not deductible for tax purposes. Armorflex is included in the Engineered Infrastructure Products segment and was acquired to expand the Company's highway safety product offering in the Asia Pacific region. This acquisition did not have a significant effect on the Company's fiscal 2013 financial results.

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

        The Company's Consolidated Statement of Earnings for the fiscal year ended December 27, 2014 included net sales of $243,139 and net earnings of $17,872 resulting from the Valmont SM, AgSense,

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)

Locker, Armorflex and Shakespeare acquisitions. The pro forma effect of these acquisitions on the 2014 and 2013 Statement of Earnings was as follows:

	Fifty-two weeks Ended December 27, 2014	Fifty-two weeks Ended December 28, 2013
Net sales	$3,201,947	$3,556,988
Net earnings	189,391	293,340
Earnings per share—diluted	$7.30	$10.91

Acquisitions of Noncontrolling Interests

        In October 2013, the Company acquired the remaining 40% of Valley Irrigation South Africa Pty. Ltd. that it did not own for $9,324. As this transaction was an acquisition of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholders' equity and as a financing cash flow in the Consolidated Statement of Cash Flows.

Deconsolidation

        In December 2013, the Company's ownership in Delta EMD, Ltd. ("EMD"), a consolidated subsidiary located in South Africa, was reduced below 50% through a supplementary contribution of 1,500,000 shares to the Delta Pension Plan ("DPP"). The DPP is managed by independent trustees whose fiduciary responsibility is to make decisions for the DPP based on the best interests of the participants. The loss recognized on the deconsolidation of EMD was $12,011, or $0.45 per share, which consisted of $8,559 realized losses on foreign currency translation adjustments previously reported in shareholders' equity and $3,452 in losses due to remeasurement of the remaining investment to fair value based on the market value of EMD shares, which are publicly traded on the Johannesburg stock exchange (JSE:DTA). The Company made a fair value election with respect to its remaining ownership interest in EMD and will report its investment at fair value going forward, using the quoted market price of the EMD shares as fair value.

        The net sales of EMD included in the Company's Consolidated Statements of Earnings in 2013 and 2012 were $38,621 and $44,290, respectively. The net earnings of EMD attributable to the Company for the same years were a loss of $3,535 in 2013 and earnings of $1,043 in 2012.

(3) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) were as follows:

	2014	2013	2012
Interest	$32,601	$32,655	$31,276
Income taxes	111,174	167,146	137,121

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(4) INVENTORIES

        Inventories consisted of the following at December 27, 2014 and December 28, 2013:

	2014	2013
Raw materials and purchased parts	$179,093	$179,576
Work-in-process	27,835	27,294
Finished goods and manufactured goods	199,772	218,334

Subtotal	406,700	425,204
Less: LIFO reserve	47,178	45,204

	$359,522	$380,000

(5) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, consist of the following:

	2014	2013
Land and improvements	$82,372	$71,726
Buildings and improvements	327,863	265,112
Machinery and equipment	593,387	520,262
Transportation equipment	35,205	37,213
Office furniture and equipment	76,589	73,200
Construction in progress	24,153	49,613

	$1,139,569	$1,017,126

        The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $28,580, $26,567, and $24,645 for fiscal 2014, 2013, and 2012, respectively.

        Minimum lease payments under operating leases expiring subsequent to December 27, 2014 are:

Fiscal year ending
2015	$24,525
2016	19,694
2017	16,166
2018	12,171
2019	9,096
Subsequent	35,042

Total minimum lease payments	$116,694

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS

        The Company's annual impairment testing of goodwill and trade names was performed during the third quarter of 2014. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

  Amortized Intangible Assets

        The components of amortized intangible assets at December 27, 2014 and December 28, 2013 were as follows:

	As of December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$207,509	$88,538	13 years
Proprietary Software & Database	3,769	2,977	8 years
Patents & Proprietary Technology	12,394	8,537	8 years
Non-compete Agreements	4,355	2,998	3 years

	$228,027	$103,050

	As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$177,495	$76,024	13 years
Proprietary Software & Database	3,896	2,896	6 years
Patents & Proprietary Technology	11,334	7,239	8 years
Non-compete Agreements	1,620	1,438	6 years

	$194,345	$87,597

        Amortization expense for intangible assets was $18,414, $15,233, and $14,332 for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2015	$18,176
2016	16,406
2017	16,364
2018	14,703
2019	13,871

        The useful lives assigned to finite-lived intangible assets include consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 27, 2014 and December 28, 2013 were as follows:

	December 27, 2014	December 28, 2013	Year Acquired
Webforge	$16,801	$17,787	2010
Valmont SM	10,818	—	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,867	9,387	2010
Donhad	6,689	7,082	2010
Shakespeare	4,000	—	2014
Industrial Galvanizers	3,889	4,117	2010
Other	14,852	14,685

	$77,027	$64,169

        The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2014. The values of the trade names were determined using the relief-from-royalty method. The Company determined that the value of its trade names were not impaired.

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

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS (Continued)

  Goodwill

        The carrying amount of goodwill by segment as of December 27, 2014 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 28, 2013	$175,442	$75,404	$77,062	$2,420	$19,304	$349,632
Acquisition	32,219	—	—	17,193	—	49,562
Foreign currency translation	(10,587)	—	(2,200)	(77)	(1,069)	(14,083)

Balance at December 27, 2014	$197,074	$75,404	$74,862	$19,536	$18,235	$385,111

        The Company examined the goodwill assigned to its reporting units in the third quarter of 2014 and determined that the goodwill on its consolidated balance sheet at December 27, 2014 was not impaired. The acquisition amount arose from the acquisitions of Valmont SM, Shakespeare, and AgSense.

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

        The acquisition amount arose from the acquisitions of Locker and Armorflex. The other category relates to a minor component that was transferred from the Utility Support Structures segment to the Engineered Infrastructure Products segment.

(7) BANK CREDIT ARRANGEMENTS

        The Company maintains various lines of credit for short-term borrowings totaling $108,554 at December 27, 2014. As of December 27, 2014, $13,058 was outstanding. The interest rates charged on these lines of credit vary in relation to the banks' costs of funds. The unused and available borrowings under the lines of credit were $95,496 at December 27, 2014. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 6.56% at December 27, 2014, and 8.65% at December 28, 2013. Other notes payable of $894 and $880 were outstanding at December 27, 2014 and December 28, 2013, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2014	2013	2012
United States	$168,975	$338,163	$248,840
Foreign	115,208	111,254	110,450

	$284,183	$449,417	$359,290

        Income tax expense (benefit) consists of:

	2014	2013	2012
Current:
Federal	$52,588	$110,847	$81,000
State	5,059	16,398	10,342
Foreign	32,443	39,285	32,294

	90,090	166,530	123,636

Non-current:	(447)	1,392	(854)
Deferred:
Federal	447	(8,661)	(3,824)
State	1,376	(307)	(660)
Foreign	3,428	(1,173)	8,204

	5,251	(10,141)	3,720

	$94,894	$157,781	$126,502

        The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.4	1.7
Carryforwards, credits and changes in valuation allowances	(0.4)	0.9	1.8
Foreign tax rate differences	(4.4)	(2.4)	(2.5)
Changes in unrecognized tax benefits	(0.2)	0.3	(0.2)
Domestic production activities deduction	(1.6)	(2.1)	(2.3)
Other	3.2	1.0	1.7

	33.4%	35.1%	35.2%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred income tax liabilities are as follows:

	2014	2013
Deferred income tax assets:
Accrued expenses and allowances	$17,446	$17,038
Accrued insurance	882	1,508
Tax credits and loss carryforwards	148,484	146,473
Defined benefit pension liability	30,025	30,879
Inventory allowances	4,804	3,938
Accrued warranty	6,920	6,552
Deferred compensation	40,348	51,413

Gross deferred income tax assets	248,909	257,801
Valuation allowance	(104,487)	(107,767)

Net deferred income tax assets	144,422	150,034

Deferred income tax liabilities:
Work in progress	5,352	—
Property, plant and equipment	43,084	36,657
Intangible assets	60,316	57,787
Other liabilities	6,738	7,206

Total deferred income tax liabilities	115,490	101,650

Net deferred income tax asset/(liability)	$28,932	$48,384

        Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2014	2013
Refundable and deferred income taxes	$30,239	$57,344
Other assets	70,490	69,964
Deferred income taxes	(71,797)	(78,924)

Net deferred income tax asset/(liability)	$28,932	$48,384

        Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 27, 2014 and December 28, 2013 respectively, there were $148,484 and $146,473 relating to tax credits and loss carryforwards and $30,025 and $30,879 related to the defined benefit pension obligation.

        Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 27, 2014 that

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2015.

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

        The following summarizes the activity related to our unrecognized tax benefits in 2014 and 2013, in thousands:

	2014	2013
Gross unrecognized tax benefits—beginning of year	$4,727	$3,370
Gross increases—tax positions in prior period	—	1,464
Gross decreases—tax positions in prior period	(456)	—
Gross increases—current-period tax positions	610	1,336
Lapse of statute of limitations	(613)	(1,443)

Gross unrecognized tax benefits—end of year	$4,268	$4,727

        There are approximately $1,284 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2014, the Company recorded a reduction of its gross unrecognized tax benefit of $613 with $399 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2013, the company recorded a reduction of its gross unrecognized tax benefit of $1,443, with $938 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States and Australia. In addition to these amounts, there was an aggregate of $298 and $314 of interest and penalties at December 27, 2014 and December 28, 2013, respectively. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

        The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2011 and forward remain open under U.S. statutes of limitation. Generally, tax years 2010 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,056 and $4,491 at December 27, 2014 and December 28, 2013, respectively.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(8) INCOME TAXES (Continued)

        On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations ("TPR") under IRC Section 162 and IRC Section 263(a). The regulations are effective for tax years beginning on or after January 1, 2014; however, certain portions may require a tax method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and required the Company to determine whether there was an impact on its financial statements for the period ended December 28, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company has analyzed the impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

        During 2014, the Company recorded an income tax benefit of $3.9 million as a result of restructuring in 2014 and a change in management's assertions regarding foreign investment opportunities. All foreign subsidiaries are considered permanently invested at December 27, 2014. Provision has not been made for United States income taxes on the undistributed earnings of the Company's foreign subsidiaries (approximately $668,400 at December 27, 2014 and $644,290 at December 28, 2013, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. Furthermore, the currency translation adjustments in "Accumulated other comprehensive income (loss)" are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

tender offer $199,800 in aggregate principal amount of the Company's 6.625% senior notes due 2020, and $250,200 of the notes remain outstanding following the conclusion of the tender offer.

	December 27, 2014	December 28, 2013
5.00% senior unsecured notes due 2044(a)	$250,000	$—
5.25% senior unsecured notes due 2054(b)	250,000	—
Unamortized discount on 5.00% and 5.25% senior unsecured notes(a and b)	(4,449)	—
6.625% senior unsecured notes due 2020(c)	250,200	450,000
Unamortized premium on 6.625% senior unsecured notes(c)	5,429	11,241
Revolving credit agreement(d)	—	—
IDR Bonds(e)	8,500	8,500
Other notes	8,155	1,368

Long-term debt	767,835	471,109
Less current installments of long-term debt	1,181	202

Long-term debt, excluding current installments	$766,654	$470,907

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $1,155 at December 27, 2014. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $3,294 at December 27, 2014. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(c)
The 6.625% senior unsecured notes due 2020, following a partial tender offer in September 2014, include a remaining aggregate principal amount of $250,200 on which interest is paid and an unamortized premium balance of $5,429 at December 27, 2014. The notes bear interest at 6.625% per annum and are due on April 1, 2020. In September 2014, the Company repurchased by partial tender $199,800 in aggregate principal amount

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

  of these notes and incurred cash prepayment expenses of approximately $41,200. In addition, $4,439 of the unamortized premium was recognized as income which is the proportionate amount of debt that was repaid. The remaining premium will be amortized against interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

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

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 100 to 162.5 basis points, depending on the credit rating of the our senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc., or;

(ii)
the higher of

•
the prime lending rate,

•
the Federal Funds rate plus 50 basis points, and

•
LIBOR (based on a 1 month interest period) plus 100 basis points,

    plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.

          At December 27, 2014, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of August 15, 2017 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 27, 2014, the Company had the ability to borrow $582.4 million under this facility, after consideration of standby letters of credit of $17.6 million associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $108.6 million, $95.5 million of which was unused at December 27, 2014.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at December 27, 2014 and December 28, 2013 were 1.16% and 0.21%, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(9) LONG-TERM DEBT (Continued)

        The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 27, 2014. The minimum aggregate maturities of long-term debt for each of the five years following 2014 are: $1,181, $1,357, $1,068, $1,066 and $900.

        The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, the 6.625% senior unsecured notes due 2020, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

(10) STOCK-BASED COMPENSATION

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 27, 2014, 1,234,445 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company's policy is to issue shares upon exercise of stock options from treasury shares held by the Company.

        Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $4,461, $5,194 and $4,934 of compensation expense (included in selling, general and administrative expenses) in the 2014, 2013 and 2012 fiscal years, respectively. The associated tax benefits recorded in the 2014, 2013 and 2012 fiscal years was $1,695, $1,974 and $1,875, respectively.

        At December 27, 2014, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.34 years, was approximately $10,961.

        The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2014, 2013 and 2012 was estimated using the following assumptions:

	2014	2013	2012
Expected volatility	32.27%	33.26%	33.76%
Risk-free interest rate	1.43%	1.16%	0.74%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	0.75%	0.72%	0.77%

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        Following is a summary of the activity of the stock plans during 2012, 2013 and 2014:

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        The weighted average per share fair value of options granted during 2013 was $37.88.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2013	795,221	$99.29
Granted	177,717	132.94
Exercised	(194,627)	(71.67)
Forfeited	(9,716)	(126.23)

Outstanding at December 27, 2014	768,595	$113.72	4.74	$15,983

Options vested or expected to vest at December 27, 2014	746,974	$113.06	4.69	15,981

Options exercisable at December 27, 2014	450,539	$97.29	3.59	15,944

        The weighted average per share fair value of options granted during 2014 was $33.94.

        Following is a summary of the status of stock options outstanding at December 27, 2014:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$24.37 - 40.21	11,400	0.43 years	$26.32	11,400	$26.32
$57.46 - 105.44	297,279	2.95 years	80.75	297,094	80.75
$110.26 - 151.45	459,916	6.00 years	137.19	142,045	137.59

	768,595			450,539

        In accordance with shareholder-approved plans, the Company grants stock under various stock-based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are settled in Company stock when the restriction period ends. During fiscal 2014, 2013 and 2012, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2014	2013	2012
Shares issued	35,885	47,271	27,293
Weighted-average per share price on grant date	$136.91	$146.72	$132.21
Compensation expense	$3,978	$3,667	$2,835

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(10) STOCK-BASED COMPENSATION (Continued)

        At December 27, 2014 the amount of deferred stock-based compensation granted, to be recognized over a weighted-average period of 1.76 years, was approximately $8,337.

(11) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2014:
Net earnings attributable to Valmont Industries, Inc.	$183,976	$—	$183,976
Weighted average shares outstanding (000's)	25,719	213	25,932
Per share amount	$7.15	$0.06	$7.09
2013:
Net earnings attributable to Valmont Industries, Inc.	$278,489	$—	$278,489
Weighted average shares outstanding (000's)	26,641	258	26,899
Per share amount	$10.45	$0.10	$10.35
2012:
Net earnings attributable to Valmont Industries, Inc.	$234,072	$—	$234,072
Weighted average shares outstanding (000's)	26,471	293	26,764
Per share amount	$8.84	$0.09	$8.75

        Basic and diluted net earnings and earnings per share for 2014 included costs associated with refinancing of our long-term debt of $24.2 million after tax ($0.93 per share). Basic and diluted net earnings and earnings per share for 2013 included a non-cash after-tax loss of $12,011 ($0.45 per share) associated with the deconsolidation of Delta EMD Pty. Ltd. (EMD) and a non-cash after-tax loss of $4,569 ($0.17 per share) related to a fixed asset impairment loss recorded by EMD in the fourth quarter of 2013.

        At the end of fiscal years 2014, 2013 and 2012, there were approximately 449,000, 1,200, and 137,000 options outstanding, respectively, with exercise prices exceeding the market value of common stock that were therefore excluded from the computation of diluted shares outstanding.

(12) EMPLOYEE RETIREMENT SAVINGS PLAN

        Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan ("VERSP") is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2014, 2013 and 2012 Company contributions to these plans amounted to approximately $12,600, $11,600 and $10,000 respectively.

        The Company sponsors a fully-funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(12) EMPLOYEE RETIREMENT SAVINGS PLAN (Continued)

under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were approximately $36,439 and $27,133 at December 27, 2014 and December 28, 2013, respectively. Such amounts are included in "Other assets" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. Amounts distributed from the Company's non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $1,519 and $1,626 at December 27, 2014 and December 28, 2013, respectively. All distributions were made in cash.

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 27, 2014 the carrying amount of the Company's long-term debt was $767,835 with an estimated fair value of approximately $813,333. At December 28, 2013 the carrying amount of the Company's long-term debt was $471,109 with an estimated fair value of approximately $517,807.

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

        Trading Securities:    The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $36,439 ($27,133 in 2013) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $9,034 ($13,901 in 2013) is recorded at fair value at December 27, 2014.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(13) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,473	$45,473	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,043	$41,043	$—	$—

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

        Annual consolidated purchase requirements for North America are approximately 1,079,000 MMBtu. At December 27, 2014 there were open swaps totaling 80,000 MMBtu with a total unrealized loss of $53, which was recorded in the Company's consolidated statement of earnings for the fiscal year ended December 27, 2014. At December 28, 2013 there were open swaps totaling

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(14) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

120,000 MMBtu with a total unrealized gain of $73, which was recorded in the Company's consolidated statement of earnings for the fiscal year ended December 28, 2013.

        Interest Rate Fluctuations:    On September 22, 2014, the Company issued and sold $250,000 aggregate principal amount of the Company's 5.00% Senior Notes due 2044 (the "2044 Notes") and $250,000 aggregate principal amount of the Company's 5.25% Senior Notes due 2054 (the "2054 Notes"). During the third quarter of 2014, the Company executed a contract to lock in the treasury rate related to the issuance of the 2044 Notes and a second contract to lock in the base interest rate on the issuance of the 2054 Notes. These contracts, each for a notional amount of $125,000, were executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, this was deemed an effective hedge at inception. On September 10, 2014, these contracts were settled with the Company receiving approximately $4,837 from the counterparties which was recorded in accumulated other comprehensive income and will be amortized as a reduction of interest expense over the term of the debt.

        In June 2011, the Company executed a contract for a notional amount of $130,000 to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the offering of $150 million of the Company's 6.625% Senior notes due 2020 (the "2020 Notes") . In conjunction with the repurchase through a partial tender offer of $199,800 of the 2020 Notes during September 2014, the Company recognized $983 of expense, which is a proportionate amount of the unrealized loss on cash flow hedge with respect to the 2020 Notes recorded within other comprehensive income at the time of partial tender. This $983 is included in the costs associated with refinancing of debt in the consolidated statement of earnings for 2014.

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

        At December 27, 2014, the Company had a number of open foreign currency forward contracts, including some related to a large sales contract that will be settled in Canadian dollars. The purpose of the contracts are to reduce the effect of exchange rate fluctuations on the profitability of the related contract and are generally accounted for as a cash flow hedge if hedge accounting is utilized. The large Canadian contract is accounted for as a cash flow hedge and has a notional amount to sell Canadian dollars of $14,757, which will be settled by September 2015. Total unrealized gains on the forward contracts related to the Canadian contract at the end of fiscal 2014 was $424, and $242 is recorded in accumulated other comprehensive income in the consolidated balance sheets. At December 28, 2013, the Company had open foreign currency forward contracts related to a large sales contract that was settled in Canadian dollars and was accounted for as a fair value hedge. The notional amount of the open forward contracts at the end of 2013 was $28,032, with unrealized gains of $475 that were recorded in other expense in the consolidated statements of earnings. The forward contracts were settled by March 2014.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(15) GUARANTEES

        The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

        Changes in the product warranty accrual, which is recorded in "Accrued expenses", for the years ended December 27, 2014 and December 28, 2013, were as follows:

	2014	2013
Balance, beginning of period	$20,711	$15,333
Payments made	(13,900)	(9,033)
Change in liability for warranties issued during the period	13,130	15,193
Change in liability for pre-existing warranties	(181)	(782)

Balance, end of period	$19,760	$20,711

(16) DEFINED BENEFIT RETIREMENT PLAN

        Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 27, 2014.

Funded Status

        The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.6469/£ and $1.5557/£ to translate the net pension liability into U.S. dollars at December 28, 2013 and December 27, 2014, respectively.

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

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

fair value of plan assets for the pension plan for the period from December 29, 2012 to December 28, 2013 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 29, 2012	$597,767	$485,724	$(112,043)
Employer contributions	—	17,619
Interest cost	26,431	—
Actual return on plan assets	—	7,676
Settlements	(12,981)	(12,981)
Benefits paid	(11,573)	(11,573)
Actuarial loss	37,235	—
Currency translation	14,978	10,995

Fair Value at December 28, 2013	$651,857	$497,460	$(154,397)

        Changes in the PBO and fair value of plan assets for the pension plan for the period from December 28, 2013 to December 27, 2014 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 28, 2013	$651,857	$497,460	$(154,397)
Employer contributions	—	18,173
Interest cost	28,667	—
Actual return on plan assets	—	72,820
Benefits paid	(14,498)	(14,498)
Actuarial loss	66,889	—
Currency translation	(40,632)	(31,796)

Fair Value at December 27, 2014	$692,283	$542,159	$(150,124)

        Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 27, 2014 and December 28, 2013 consisted of actuarial gains (losses):

Balance December 29, 2012	$12,617
Actuarial loss	(49,421)
Currency translation loss	(2,004)

Balance December 28, 2013	(38,808)
Actuarial loss	(18,980)
Currency translation gain	1,835

Balance December 27, 2014	$(55,953)

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

        The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is $0.

        Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 27, 2014 and December 28, 2013 were as follows:

Percentages	2014	2013
Discount rate	3.65%	4.45%
Salary increase	N/A	N/A
CPI inflation	2.10%	2.70%
RPI inflation	3.20%	3.60%

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

        The components of the net periodic pension expense for the fiscal years ended December 27, 2014 and December 28, 2013 were as follows:

	2014	2013
Net Periodic Benefit Cost:
Interest cost	28,667	26,431
Expected return on plan assets	(26,029)	(19,862)

Net periodic benefit expense	$2,638	$6,569

        Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2014 and 2013:

Percentages	2014	2013
Discount rate	4.45%	4.60%
Expected return on plan assets	5.50%	4.20%
RPI Inflation	3.60%	3.20%
CPI Inflation	2.70%	2.70%

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

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(16) DEFINED BENEFIT RETIREMENT PLAN (Continued)

Cash Contributions

        The Company completed negotiations with Plan trustees in 2013 regarding annual funding for the Plan. The annual contributions into the Plan are $15,557 (/£10,000) per annum as part of the Plan's recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,711 (/£1,100) per annum.

Benefit Payments

        The following table details expected pension benefit payments for the years 2015 through 2024:

2015	$14,000
2016	14,500
2017	14,935
2018	15,400
2019	15,870
Years 2020 - 2024	86,341

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

        The plan, as required by U.K. law, has an independent trustee that sets investment policy. The general strategy is to invest approximately 50% of the assets of the plan in common stock mutual funds and diversified growth funds, with the remainder of the investments in long-term fixed income securities, including corporate bonds and index-linked U.K. gilts. The trustees regularly consult with representatives of the plan sponsor and independent advisors on such matters.

        The pension plan investments are held in a trust. The weighted-average maturity of the corporate bond portfolio was 13 years at December 27, 2014.

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

Three-year period ended Balance at December 27, 2014

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

        At December 27, 2014 and December 28, 2013, the pension plan assets measured at fair value on a recurring basis were as follows:

December 27, 2014	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$12,320	$—	$12,320
Index-linked gilts	—	135,229	—	135,229
Corporate bonds	—	107,880	—	107,880
Corporate stock	—	176,010	—	176,010
Diversified growth funds	—	110,720	—	110,720

Total plan net assets at fair value	$—	$542,159	$—	$542,159

December 28, 2013	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$10,791	$—	$10,791
Index-linked gilts	—	112,208	—	112,208
Corporate bonds	—	166,604	—	166,604
Corporate stock	—	141,029	—	141,029
Diversified growth funds	—	66,828	—	66,828

Total plan net assets at fair value	$—	$497,460	$—	$497,460

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

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

        Reportable segments are as follows:

          ENGINEERED INFRASTRUCTURE PRODUCTS:    This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, offshore, roadway safety and access systems applications;

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

        In 2013, the Company changed its presentation of certain intersegment utility structure sales to align with management's current reporting structure. Fiscal 2012 reporting was reclassified to conform with the 2013 presentation. Accordingly, fiscal 2012 EIP segment sales (and the associated intersegment sales elimination) for 2012 increased by $49,427. Fiscal 2012 segment sales (after intersegment sales eliminations) and operating income were unchanged from amounts previously reported.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Business Segments

	2014	2013	2012
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$648,352	$660,423	$637,082
Communication Products	161,618	139,888	134,711
Offshore and Other Complex Steel Structures	146,432	—	—
Access Systems	181,495	201,498	159,740

Engineered Infrastructure Products segment	1,137,897	1,001,809	931,533
Utility Support Structures segment:
Steel	714,427	853,459	752,621
Concrete	110,589	108,579	120,899

Utility Support Structures segment	825,016	962,038	873,520
Coatings segment	333,853	357,635	334,552
Irrigation segment	759,178	882,179	750,641
Other	231,668	303,595	328,737

Total	3,287,612	3,507,256	3,218,983
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	75,259	104,306	98,220
Utility Support Structures segment	2,451	2,343	3,857
Coatings segment	55,418	56,649	52,478
Irrigation segment	19	5	49
Other	31,322	39,742	34,838

Total	164,469	203,045	189,442
NET SALES:
Engineered Infrastructure Products segment	1,062,638	897,503	833,313
Utility Support Structures segment	822,565	959,695	869,663
Coatings segment	278,435	300,986	282,074
Irrigation segment	759,159	882,174	750,592
Other	200,346	263,853	293,899

Total	$3,123,143	$3,304,211	$3,029,541

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

	2014	2013	2012
OPERATING INCOME (LOSS):
Engineered Infrastructure Products	$103,296	$87,647	$54,013
Utility Support Structures	95,118	174,740	129,025
Coatings	60,921	74,917	71,641
Irrigation	128,145	181,498	143,605
Other	25,898	30,984	46,575
Corporate	(55,662)	(76,717)	(62,563)

Total	357,716	473,069	382,296
Interest expense, net	(30,744)	(26,025)	(23,353)
Costs associated with refinancing of debt	(38,705)	—	—
Other	(4,084)	2,373	347

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$284,183	$449,417	$359,290

TOTAL ASSETS:
Engineered Infrastructure Products	$1,057,090	$873,757	$784,659
Utility Support Structures	470,720	524,113	510,943
Coatings	301,707	315,663	334,841
Irrigation	331,962	323,435	287,354
Other	117,300	126,337	202,289
Corporate	450,889	613,189	448,465

Total	$2,729,668	$2,776,494	$2,568,551

CAPITAL EXPENDITURES:
Engineered Infrastructure Products	$14,328	$15,878	$20,244
Utility Support Structures	9,014	39,347	41,081
Coatings	14,029	12,206	13,280
Irrigation	15,488	21,416	12,618
Other	9,220	6,270	4,428
Corporate	10,944	11,636	5,423

Total	$73,023	$106,753	$97,074

DEPRECIATION AND AMORTIZATION:
Engineered Infrastructure Products	$40,239	$31,057	$27,164
Utility Support Structures	17,811	14,375	13,284
Coatings	14,615	14,656	12,015
Irrigation	9,352	6,679	6,209
Other	5,512	7,663	8,168
Corporate	1,799	3,006	3,378

Total	$89,328	$77,436	$70,218

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(17) BUSINESS SEGMENTS (Continued)

Summary by Geographical Area by Location of Valmont Facilities:

	2014	2013	2012
NET SALES:
United States	$1,808,427	$2,077,812	$1,870,703
Australia	439,530	492,698	499,025
China	110,923	97,788	135,398
Denmark	146,432	—	—
Other	617,831	635,913	524,415

Total	$3,123,143	$3,304,211	$3,029,541

LONG-LIVED ASSETS:
United States	$616,718	$530,042	$470,154
Australia	316,382	342,320	321,456
Denmark	111,161	—	—
Other	292,862	306,293	351,001

Total	$1,337,123	$1,178,655	$1,142,611

        No single customer accounted for more than 10% of net sales in 2014, 2013, or 2012. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. While Australia accounted for approximately 14% of the Company's net sales in 2014, no other foreign country accounted for more than 5% of the Company's net sales.

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

        In the fourth quarter of 2014, a subsidiary of the Company was removed as a guarantor of our revolving credit facility, and consequently was removed as a guarantor of the notes. All prior year consolidated financial information has been recast to reflect the current guarantor structure.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,392,509	$496,326	$1,456,053	$(221,745)	$3,123,143
Cost of sales	1,040,808	371,639	1,124,813	(222,234)	2,315,026

Gross profit	351,701	124,687	331,240	489	808,117
Selling, general and administrative expenses	196,987	49,171	204,243	—	450,401

Operating income	154,714	75,516	126,997	489	357,716

Other income (expense):
Interest expense	(34,267)	(5)	(2,518)	—	(36,790)
Interest income	38	359	5,649	—	6,046
Costs associated with refinancing of debt	(38,705)	—	—	—	(38,705)
Other	2,021	(511)	(5,594)	—	(4,084)

	(70,913)	(157)	(2,463)	—	(73,533)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	83,801	75,359	124,534	489	284,183

Income tax expense (benefit):
Current	30,330	25,277	33,898	138	89,643
Deferred	(1,474)	1,866	4,859	—	5,251

	28,856	27,143	38,757	138	94,894

Earnings before equity in earnings of nonconsolidated subsidiaries	54,945	48,216	85,777	351	189,289
Equity in earnings of nonconsolidated subsidiaries	129,031	19,509	63	(148,574)	29

Net earnings	183,976	67,725	85,840	(148,223)	189,318
Less: Earnings attributable to noncontrolling interests	—	—	(5,342)	—	(5,342)

Net earnings attributable to Valmont Industries, Inc	$183,976	$67,725	$80,498	$(148,223)	$183,976

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,540,266	$689,230	$1,402,191	$(327,476)	$3,304,211
Cost of sales	1,107,020	503,431	1,078,695	(330,163)	2,358,983

Gross profit	433,246	185,799	323,496	2,687	945,228
Selling, general and administrative expenses	209,350	59,368	203,441	—	472,159

Operating income	223,896	126,431	120,055	2,687	473,069

Other income (expense):
Interest expense	(30,801)	(2)	(1,699)	—	(32,502)
Interest income	55	1,032	5,390	—	6,477
Other	4,791	9	(2,427)	—	2,373

	(25,955)	1,039	1,264	—	(23,652)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	197,941	127,470	121,319	2,687	449,417

Income tax expense (benefit):
Current	78,912	45,951	42,379	680	167,922
Deferred	(8,948)	(19)	(1,174)	—	(10,141)

	69,964	45,932	41,205	680	157,781

Earnings before equity in earnings of nonconsolidated subsidiaries	127,977	81,538	80,114	2,007	291,636
Equity in earnings of nonconsolidated subsidiaries	150,512	16,417	494	(166,588)	835
Loss from deconsolidation of subsidiary	—	—	(12,011)	—	(12,011)

Net earnings	278,489	97,955	68,597	(164,581)	280,460
Less: Earnings attributable to noncontrolling interests	—	—	(1,971)	—	(1,971)

Net earnings attributable to Valmont Industries, Inc	$278,489	$97,955	$66,626	$(164,581)	$278,489

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 29, 2012

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,375,238	$620,338	$1,331,827	$(297,862)	$3,029,541
Cost of sales	1,008,087	489,560	1,026,037	(296,599)	2,227,085

Gross profit	367,151	130,778	305,790	(1,263)	802,456
Selling, general and administrative expenses	178,669	54,305	187,186	—	420,160

Operating income	188,482	76,473	118,604	(1,263)	382,296

Other income (expense):
Interest expense	(31,121)	—	(1,845)	1,341	(31,625)
Interest income	45	1,533	8,035	(1,341)	8,272
Other	1,938	55	(1,646)	—	347

	(29,138)	1,588	4,544	—	(23,006)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	159,344	78,061	123,148	(1,263)	359,290

Income tax expense (benefit):
Current	59,648	27,736	36,098	(700)	122,782
Deferred	(4,721)	(496)	8,937	—	3,720

	54,927	27,240	45,035	(700)	126,502

Earnings before equity in earnings of nonconsolidated subsidiaries	104,417	50,821	78,113	(563)	232,788
Equity in earnings of nonconsolidated subsidiaries	129,655	37,925	5,150	(166,602)	6,128

Net earnings	234,072	88,746	83,263	(167,165)	238,916
Less: Earnings attributable to noncontrolling interests	—	—	(4,844)	—	(4,844)

Net earnings attributable to Valmont Industries, Inc	$234,072	$88,746	$78,419	$(167,165)	$234,072

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 27, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$183,976	$67,725	$85,840	$(148,223)	$189,318

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(51,536)	(30,739)		(82,275)

	—	(51,536)	(30,739)	—	(82,275)

Unrealized loss on cash flow hedge:
Loss arising during the period	983	—	—	—	983
Gain on cash flow hedges	4,837	—	—	—	4,837
Amortization cost included in interest expense	594				594

	6,414	—	—	—	6,414

Actuarial gain (loss) in defined benefit pension plan liability	—		(13,709)		(13,709)
Equity in other comprehensive income	(93,162)			93,162	—

Other comprehensive income (loss)	(86,748)	(51,536)	(44,448)	93,162	(89,570)

Comprehensive income	97,228	16,189	41,392	(55,061)	99,748
Comprehensive income attributable to noncontrolling interests			(2,520)		(2,520)

Comprehensive income attributable to Valmont Industries, Inc.	$97,228	$16,189	$$38,872	$(55,061)	$97,228

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$278,489	$97,955	$68,597	$(164,581)	$280,460

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(4,772)	(66,926)	—	(71,698)
Realized loss on sale of investment in foreign entity included in other expense	—	—	5,194	—	5,194
Realized loss on deconsolidation of subsidiary			8,559		8,559

	—	(4,772)	(53,173)	—	(57,945)

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	400	—	—	—	400

	400	—	—	—	400

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(41,282)	—	(41,282)
Equity in other comprehensive income	(106,430)	—	—	106,430	—

Other comprehensive income (loss)	(106,030)	(4,772)	(94,455)	106,430	(98,827)

Comprehensive income	172,459	93,183	(25,858)	(58,151)	181,633
Comprehensive income attributable to noncontrolling interests	—	—	(9,174)	—	(9,174)

Comprehensive income attributable to Valmont Industries, Inc.	$172,459	$93,183	$(35,032)	$(58,151)	$172,459

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$234,072	$88,746	$83,263	$(167,165)	$238,916

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	884	14,857	—	15,741

	—	884	14,857	—	15,741

Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	400	—	—	—	400

	400	—	—	—	400

Actuarial gain (loss) in defined benefit pension plan liability	—	—	(35,020)	—	(35,020)
Equity in other comprehensive income	(20,514)	—	—	20,514	—

Other comprehensive income (loss)	(20,114)	884	(20,163)	20,514	(18,879)

Comprehensive income	213,958	89,630	63,100	(146,651)	220,037
Comprehensive income attributable to noncontrolling interests	—	—	(6,079)	—	(6,079)

Comprehensive income attributable to Valmont Industries, Inc.	$213,958	$89,630	$57,021	$(146,651)	$213,958

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
For the Year ended December 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69,869	$2,157	$299,553	$—	$371,579
Receivables, net	158,316	68,414	310,188	—	536,918
Inventories	127,859	54,914	177,512	(763)	359,522
Prepaid expenses	7,087	502	49,323	—	56,912
Refundable and deferred income taxes	53,307	6,194	8,509	—	68,010

Total current assets	416,438	132,181	845,085	(763)	1,392,941

Property, plant and equipment, at cost	556,658	124,182	458,729	—	1,139,569
Less accumulated depreciation and amortization	319,899	65,493	147,724	—	533,116

Net property, plant and equipment	236,759	58,689	311,005	—	606,453

Goodwill	20,108	107,542	257,461		385,111
Other intangible assets	292	43,644	158,068		202,004
Investment in subsidiaries and intercompany accounts	1,446,989	825,236	887,055	(3,159,280)	—
Other assets	46,587	—	96,572		143,159

Total assets	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$213	$—	$968	$—	$1,181
Notes payable to banks	—	—	13,952	—	13,952
Accounts payable	59,893	15,151	121,521		196,565
Accrued employee compensation and benefits	48,169	5,385	34,396	—	87,950
Accrued expenses	32,616	6,052	49,812	—	88,480
Dividends payable	9,086	—	—	—	9,086

Total current liabilities	149,977	26,588	220,649	—	397,214

Deferred income taxes	5,584	28,988	37,225	—	71,797
Long-term debt, excluding current installments	759,895	—	6,759	—	766,654
Defined benefit pension liability	—	—	150,124	—	150,124
Deferred compensation	41,803	—	6,129		47,932
Other noncurrent liabilities	8,081	—	37,461	—	45,542
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,633)	27,900
Additional paid-in capital	—	150,286	1,098,408	(1,248,694)	—
Retained earnings	1,718,662	552,676	397,302	(949,978)	1,718,662
Accumulated other comprehensive income	(134,433)	(49,196)	(96,065)	145,261	(134,433)
Treasury stock	(410,296)	—	—	—	(410,296)

Total Valmont Industries, Inc. shareholders' equity	1,201,833	1,111,716	2,048,327	(3,160,043)	1,201,833

Noncontrolling interest in consolidated subsidiaries			48,572		48,572

Total shareholders' equity	1,201,833	1,111,716	2,096,899	(3,160,043)	1,250,405

Total liabilities and shareholders' equity	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$215,576	$29,797	$368,333	$—	$613,706
Receivables, net	139,179	108,600	267,661	—	515,440
Inventories	132,953	70,231	176,816	—	380,000
Prepaid expenses	4,735	932	17,330	—	22,997
Refundable and deferred income taxes	41,167	8,351	16,179	—	65,697

Total current assets	533,610	217,911	846,319	—	1,597,840

Property, plant and equipment, at cost	522,734	125,764	368,628	—	1,017,126
Less accumulated depreciation and amortization	300,066	61,520	121,330	—	482,916

Net property, plant and equipment	222,668	64,244	247,298	—	534,210

Goodwill	20,108	107,542	221,982	—	349,632
Other intangible assets	346	48,461	122,110	—	170,917
Investment in subsidiaries and intercompany accounts	1,417,425	791,450	827,508	(3,036,388)	—
Other assets	30,759	—	112,513	(19,377)	123,895

Total assets	$2,224,916	$1,229,608	$2,377,730	$(3,055,760)	$2,776,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$188	$—	$14	$—	$202
Notes payable to banks	—	—	19,024	—	19,024
Accounts payable	62,153	20,365	133,603	—	216,121
Accrued employee compensation and benefits	76,370	13,713	32,884	—	122,967
Accrued expenses	28,362	7,315	35,883	—	71,560
Income Taxes Payable	—	19,377	—	(19,377)	—
Dividends payable	6,706	—	—	—	6,706

Total current liabilities	173,779	60,770	221,408	(19,377)	436,580

Deferred income taxes	18,983	29,310	30,631	—	78,924
Long-term debt, excluding current installments	470,175	—	732	—	470,907
Defined benefit pension liability	—	—	154,397	—	154,397
Deferred compensation	32,339	—	6,770	—	39,109
Other noncurrent liabilities	7,615	—	44,116	—	51,731
Commitments and contingencies
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	150,286	891,236	(1,041,522)	—
Retained earnings	1,562,670	528,952	472,162	(1,001,114)	1,562,670
Accumulated other comprehensive income	(47,685)	2,340	(115,225)	112,885	(47,685)
Treasury stock	(20,860)	—	—	—	(20,860)

Total Valmont Industries, Inc. shareholders' equity	1,522,025	1,139,528	1,896,855	(3,036,383)	1,522,025

Noncontrolling interest in consolidated subsidiaries	—	—	22,821	—	22,821

Total shareholders' equity	1,522,025	1,139,528	1,919,676	(3,036,383)	1,544,846

Total liabilities and shareholders' equity	$2,224,916	$1,229,608	$2,377,730	$(3,055,760)	$2,776,494

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 27, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$183,976	$67,725	$85,840	$(148,223)	$189,318
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	24,509	12,926	51,893	—	89,328
Loss on investment	—	—	3,795	—	3,795
Non-cash debt refinancing costs	(2,478)	—	—	—	(2,478)
Stock-based compensation	6,730	—	—	—	6,730
Defined benefit pension plan expense	—	—	2,638	—	2,638
Contribution to defined benefit pension plan	—	—	(18,173)	—	(18,173)
Change in fair value of contingent consideration	—	—	(4,300)	—	(4,300)
(Gain) loss on sale of property, plant and equipment	145	143	104	—	392
Equity in earnings in nonconsolidated subsidiaries	(129,031)	(19,509)	(63)	148,574	(29)
Deferred income taxes	(1,474)	1,866	4,859	—	5,251
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(19,136)	40,186	(20,143)	—	907
Inventories	5,094	15,317	1,047	—	21,458
Prepaid expenses	(2,352)	429	(11,671)	—	(13,594)
Accounts payable	(2,260)	(5,212)	(26,849)	—	(34,321)
Accrued expenses	(21,448)	(9,590)	(3,740)	—	(34,778)
Other noncurrent liabilities	622	—	1,133	—	1,755
Income taxes payable	(24,945)	(19,417)	4,559	—	(39,803)

Net cash flows from operating activities	17,952	84,864	70,929	351	174,096

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,260)	(2,823)	(28,940)	—	(73,023)
Acquisitions, net of cash acquired	—	—	(185,710)	—	(185,710)
Proceeds from sale of assets	43	126	2,320	—	2,489
Other, net	34,735	(73,799)	38,796	(351)	(619)

Net cash flows from investing activities	(6,482)	(76,496)	(173,534)	(351)	(256,863)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(4,472)	—	(4,472)
Proceeds from long-term borrowings	652,540	—	(329)	—	652,211
Principal payments on long-term obligations	(356,994)	—	(864)	—	(357,858)
Settlement of financial derivative	4,981	—	—	—	4,981
Dividends paid	(32,443)	—	—	—	(32,443)
Intercompany dividends	116,995	(36,600)	(80,395)	—	—
Intercompany interest on long-term note	—	648	(648)	—	—
Intercompany capital contribution	(143,000)	—	143,000	—	—
Dividends to noncontrolling interest	—	—	(2,919)	—	(2,919)
Debt issuance fees	(7,644)	—	—	—	(7,644)
Proceeds from exercises under stock plans	14,572	—	—	—	14,572
Excess tax benefits from stock option exercises	4,264	—	—	—	4,264
Purchase of treasury shares	(395,045)	—	—	—	(395,045)
Purchase of common treasury shares—stock plan exercises	(15,403)	—	—	—	(15,403)

Net cash flows from financing activities	(157,177)	(35,952)	53,373	—	(139,756)

Effect of exchange rate changes on cash and cash equivalents	—	(56)	(19,548)	—	(19,604)

Net change in cash and cash equivalents	(145,707)	(27,640)	(68,780)	—	(242,127)
Cash and cash equivalents—beginning of year	215,576	29,797	368,333	—	613,706

Cash and cash equivalents—end of year	$69,869	$2,157	$299,553	$—	$371,579

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 28, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$278,489	$97,955	$68,597	$(164,581)	$280,460
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,270	12,862	43,304	—	77,436
Deconsolidation of subsidiary	—	—	12,011	—	12,011
Impairment of property, plant and equipment	—	—	12,161	—	12,161
Stock-based compensation	6,513	—	—	—	6,513
Defined benefit pension plan expense	—	—	6,569	—	6,569
Contribution to defined benefit pension plan	—	—	(17,619)	—	(17,619)
(Gain) loss on sale of property, plant and equipment	885	42	(5,245)	—	(4,318)
Equity in earnings in nonconsolidated subsidiaries	(150,512)	(16,417)	(494)	166,588	(835)
Deferred income taxes	(8,948)	(19)	(1,174)	—	(10,141)
Changes in assets and liabilities (net of the effect from acquisitions):					—
Receivables	6,181	(22,259)	3,370	—	(12,708)
Inventories	12,966	1,757	(1,292)	—	13,431
Prepaid expenses	2,417	98	1,600	—	4,115
Accounts payable	(10,458)	(1,643)	24,549	—	12,448
Accrued expenses	19,191	5,824	(3,317)	—	21,698
Other noncurrent liabilities	3,201	—	(4,675)	—	(1,474)
Income taxes payable	(5,908)	(3,251)	5,029	825	(3,305)

Net cash flows from operating activities	175,287	74,949	143,374	2,832	396,442

Cash flows from investing activities:
Purchase of property, plant and equipment	(76,582)	(4,439)	(25,732)	—	(106,753)
Acquisitions, net of cash acquired	—	—	(63,152)	—	(63,152)
Proceeds from sale of assets	794	35	36,753	—	37,582
Other, net	86,258	(83,327)	503	(2,832)	602

Net cash flows from investing activities	10,470	(87,731)	(51,628)	(2,832)	(131,721)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	5,510	—	5,510
Proceeds from long-term borrowings	—	—	274	—	274
Principal payments on long-term obligations	(187)	—	(404)	—	(591)
Cash decrease due to deconsolidation of subsidiary	—	—	(11,615)	—	(11,615)
Dividends paid	(25,414)	—	—	—	(25,414)
Intercompany dividends	8,947	20,133	(29,080)	—	—
Intercompany interest on long-term note	—	1,229	(1,229)	—	—
Intercompany principal payment on long-term note	—	22,430	(22,430)	—	—
Dividends to noncontrolling interest	—	—	(1,767)	—	(1,767)
Purchase of noncontrolling interest	—	—	(9,324)	—	(9,324)
Proceeds from exercises under stock plans	16,348	—	—	—	16,348
Excess tax benefits from stock option exercises	5,306	—	—	—	5,306
Purchase of common treasury shares—stock plan exercises	(16,107)	—	—	—	(16,107)

Net cash flows from financing activities	(11,107)	43,792	(70,065)	—	(37,380)

Effect of exchange rate changes on cash and cash equivalents	—	(7,927)	(19,837)	—	(27,764)

Net change in cash and cash equivalents	174,650	23,083	1,844	—	199,577
Cash and cash equivalents—beginning of year	40,926	6,714	366,489	—	414,129

Cash and cash equivalents—end of year	$215,576	$29,797	$368,333	$—	$613,706

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(19) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 29, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operations:
Net earnings	$234,072	$88,746	$83,263	$(167,165)	$238,916
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,121	12,923	38,174	—	70,218
Stock-based compensation	5,829	—	—	—	5,829
Defined benefit pension plan expense	—	—	4,281	—	4,281
Contribution to defined benefit pension plan	—	—	(11,591)	—	(11,591)
Loss on sale of property, plant and equipment	89	(17)	249	—	321
Equity in earnings in nonconsolidated subsidiaries	(129,655)	(37,925)	(5,150)	166,602	(6,128)
Deferred income taxes	(4,721)	(496)	8,937	—	3,720
Other	—	—	—	—	—
Changes in assets and liabilities, before acquisitions:
Receivables	(21,751)	(32,833)	(30,306)	—	(84,890)
Inventories	(20,756)	5,850	1,293	—	(13,613)
Prepaid expenses	(3,705)	(20)	4,968	—	1,243
Accounts payable	4,446	578	(11,273)	—	(6,249)
Accrued expenses	20,339	945	(644)	—	20,640
Other noncurrent liabilities	123	—	(4,473)	—	(4,350)
Income taxes payable (refundable)	(18,979)	350	(1,921)	(700)	(21,250)

Net cash flows from operations	84,452	38,101	75,807	(1,263)	197,097

Cash flows from investing activities:
Purchase of property, plant and equipment	(43,590)	(22,197)	(31,287)	—	(97,074)
Acquisitions, net of cash acquired	—	—	(45,687)	—	(45,687)
Proceeds from sale of assets	113	39	5,873	—	6,025
Other, net	(10,192)	(18,397)	27,370	1,263	44

Net cash flows from investing activities	(53,669)	(40,555)	(43,731)	1,263	(136,692)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,828	—	1,828
Proceeds from long-term borrowings	39,000	—	126	—	39,126
Principal payments on long-term obligations	(39,197)	—	(367)	—	(39,564)
Dividends paid	(21,520)	—	—	—	(21,520)
Dividends to noncontrolling interest	—	—	(1,944)	—	(1,944)
Proceeds from sale of partial ownership interest	—	—	1,404	—	1,404
Debt issuance fees	(1,747)	—	—	—	(1,747)
Proceeds from exercises under stock plans	21,827	—	—	—	21,827
Excess tax benefits from stock option exercises	5,494	—	—	—	5,494
Purchase of common treasury shares—stock plan exercises	(21,259)	—	—	—	(21,259)

Net cash flows from financing activities	(17,402)	—	1,047	—	(16,355)

Effect of exchange rate changes on cash and cash equivalents	—	2,285	4,900	—	7,185

Net change in cash and cash equivalents	13,381	(169)	38,023	—	51,235
Cash and cash equivalents—beginning of year	27,545	6,883	328,466	—	362,894

Cash and cash equivalents—end of year	$40,926	$6,714	$366,489	$—	$414,129

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three-year period ended Balance at December 27, 2014

(Dollars in thousands, except per share amounts)

(20) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
				Per Share		Stock Price
		Gross Profit						Dividends Declared
	Net Sales		Amount	Basic	Diluted	High	Low
2014
First	$751,740	$206,982	$55,980	$2.10	$2.08	$155.64	$141.74	$0.250
Second	842,599	220,477	63,976	2.40	2.38	163.23	143.02	0.375
Third(1)	765,668	199,500	23,559	0.93	0.92	155.62	131.68	0.375
Fourth	763,136	181,158	40,461	1.67	1.66	139.31	123.44	0.375

Year	$3,123,143	$808,117	$183,976	$7.15	$7.09	$163.23	$123.44	$1.375

2013
First	$819,630	$235,369	$77,569	$2.92	$2.89	$164.93	$133.40	$0.225
Second	878,659	261,471	89,563	3.36	3.33	157.99	132.16	0.250
Third	778,032	225,564	56,489	2.12	2.10	153.16	133.38	0.250
Fourth(2)	827,890	222,824	54,868	2.06	2.04	150.58	129.00	0.250

Year	$3,304,211	$945,228	$278,489	$10.45	$10.35	$164.93	$129.00	$0.975

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(1)
The third quarter of 2014 included costs associated with refinancing of our long-term debt of $24.2 million after tax ($0.95 per share) and a non-cash fair market value adjustment for Delta EMD shares of $1.4 million after tax ($.05 per share).

(2)
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting. The Company's management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 27, 2014. The Company acquired DS SM A/S (renamed Valmont SM) on March 3, 2014, and it represented approximately 6% of its total assets as of December 27, 2014, 5% of its net sales, and 4% of its operating income for fiscal 2014. As the acquisition occurred during the last 12 months, the scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include Valmont SM. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

        The effectiveness of the Company's internal control over financial reporting as of December 27, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska

        We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Valmont SM, which was acquired on March 3, 2014 and whose financial statements constitute approximately 6% of total assets, 5% of net revenues, and 4% of operating income of the consolidated financial statement amounts as of and for the year ended December 27, 2014. Accordingly, our audit did not include the internal control over financial reporting at Valmont SM. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2014, of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 25, 2015

ITEM 9B.    OTHER INFORMATION.

Shareholder Return Performance Graphs

        The graphs below compare the yearly change in the cumulative total shareholder return on the Company's common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 27, 2014. The Company was added to these indexes in 2009 by Standard & Poor's. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled "Certain Shareholders", "Corporate Governance", "Board of Directors and Election of Directors", "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2014", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", "Director Compensation", "Potential Payments Upon Termination or Change-in-Control" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(a)
(3)    Exhibits.

        Index to Exhibits, Page 109

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 27, 2014
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$10,369	1,780	(2,227)	$9,922
Allowance for deferred income tax asset valuation	107,767	(3,280)	—	104,487
Fifty-two weeks ended December 28, 2013
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,898	4,674	(2,203)	$10,369
Allowance for deferred income tax asset valuation	120,979	(13,212)	—	107,767
Fifty-two weeks ended December 29, 2012
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,555	1,336	(993)	$7,898
Allowance for deferred income tax asset valuation	123,522	(2,543)	—	120,979

*
The deductions from reserves are net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2015.

Valmont Industries, Inc.
By:	/s/ MOGENS C. BAY Mogens C. Bay Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY Mogens C. Bay	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/25/2015
/s/ MARK C. JAKSICH Mark C. Jaksich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/25/2015
/s/ TIMOTHY P. FRANCIS Timothy P. Francis	Vice President and Controller (Principal Accounting Officer)	2/25/2015
Walter Scott, Jr.*	Kenneth E. Stinson*
Glen A. Barton*	James B. Milliken*
Daniel P. Neary*	K.R. (Kaj) den Daas*
Catherine James Paglia*	Clark (Sandy) Randt*

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 25th day of February, 2015. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—	The Company's Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and is incorporated herein (Commision file number 001-31429) by reference.

Exhibit 4.1	—	Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated August 15, 2012 and is incorporated herein by reference.

Exhibit 4.2	—	First Amendment dated as of October 17, 2014 to Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated October 17, 2014 and is incorporated herein by this reference.

Exhibit 4.3	—	Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.4	—	First Supplemental Indenture, dated as of April 12, 2010, to indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.5	—	Second Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.6	—	Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 10.1		—	The Company's 1996 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.2		—	The Company's 1999 Stock Plan, as amended. This document was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.3		—	The Company's 2002 Stock Plan. This document was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 31, 2011 and is incorporated herein by reference.

Exhibit 10.4		—	Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.5		—	The Company's 2008 Stock Plan. This document was filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.6		—	The Company's 2013 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.7	*	—	Form of Stock Option Agreement.

Exhibit 10.8		—	Form of Restricted Stock Agreement. This document was filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.9		—	Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.10	*	—	Form of Restricted Stock Unit Agreement.

Exhibit 10.11		—	Form of Restricted Stock Unit Agreement (Foreign Employee). This document was filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by this reference.

Exhibit 10.12		—	Form of Director Stock Option Agreement. This document was filed as Exhibit 10.9 to the Company's Annual Report on form 10-K (Commission file number 001-31429) for the year ended December 29, 2012 and is incorporated herein by reference.

Exhibit 10.13		—	The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.14		—	The 2013 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.15		—	Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Grants of Plan-Based Awards for Fiscal Year 2014", "Outstanding Equity Awards at Fiscal Year-End", "Options Exercised and Stock Vested", "Nonqualified Deferred Compensation", and "Director Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2015.

Exhibit 10.16		—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.17		—	VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 21	*	—	Subsidiaries of the Company.

Exhibit 23	*	—	Consent of Deloitte & Touche LLP.

Exhibit 24	*	—	Power of Attorney.

Exhibit 31.1	*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2	*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1	*	—	Section 906 Certifications.

Exhibit 101		—	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*
Filed herewith

        Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant's long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

        Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.17.