Form 10-Q
period 2015-03-28
VALMONT INDUSTRIES INC
filed 2015-04-30
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
or
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

23,556,137
Outstanding shares of common stock as of April 22, 2015

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Product sales	$603,894	$681,043
Services sales	66,504	70,697

Net sales	670,398	751,740
Product cost of sales	459,541	497,843
Services cost of sales	45,403	46,915

Total cost of sales	504,944	544,758

Gross profit	165,454	206,982
Selling, general and administrative expenses	107,771	108,134

Operating income	57,683	98,848

Other income (expenses):
Interest expense	(11,128)	(8,197)
Interest income	874	1,739
Other	1,016	(5,812)

	(9,238)	(12,270)

Earnings before income taxes	48,445	86,578

Income tax expense (benefit):
Current	11,774	32,938
Deferred	5,164	(2,923)

	16,938	30,015

Net earnings	31,507	56,563
Less: Earnings attributable to noncontrolling interests	(768)	(583)

Net earnings attributable to Valmont Industries, Inc.	$30,739	$55,980

Earnings per share:
Basic	$1.29	$2.10

Diluted	$1.28	$2.08

Cash dividends declared per share	$0.375	$0.250

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	23,868	26,715

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	23,982	26,950

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Net earnings	$31,507	$56,563

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(58,178)	11,637
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	18	100
Gain on cash flow hedges	294	—
Actuarial gain (loss) in defined benefit pension plan	—	(233)

Other comprehensive income (loss)	(57,866)	11,504

Comprehensive income (loss)	(26,359)	68,067
Comprehensive loss (income) attributable to noncontrolling interests	1,327	88

Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(25,032)	$68,155

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$318,366	$371,579
Receivables, net	503,649	536,918
Inventories	379,514	359,522
Prepaid expenses	48,344	56,912
Refundable and deferred income taxes	53,032	68,010

Total current assets	1,302,905	1,392,941

Property, plant and equipment, at cost	1,124,251	1,139,569
Less accumulated depreciation and amortization	537,505	533,116

Net property, plant and equipment	586,746	606,453

Goodwill	373,888	385,111
Other intangible assets, net	189,390	202,004
Other assets	131,201	143,159

Total assets	$2,584,130	$2,729,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,070	$1,181
Notes payable to banks	14,459	13,952
Accounts payable	189,349	196,565
Accrued employee compensation and benefits	71,188	87,950
Accrued expenses	98,636	88,480
Dividends payable	8,889	9,086

Total current liabilities	383,591	397,214

Deferred income taxes	66,329	71,797
Long-term debt, excluding current installments	765,762	766,654
Defined benefit pension liability	127,708	150,124
Deferred compensation	51,027	47,932
Other noncurrent liabilities	45,849	45,542
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,741,252	1,718,662
Accumulated other comprehensive income (loss)	(190,204)	(134,433)
Treasury stock	(481,039)	(410,296)

Total Valmont Industries, Inc. shareholders' equity	1,097,909	1,201,833

Noncontrolling interest in consolidated subsidiaries	45,955	48,572

Total shareholders' equity	1,143,864	1,250,405

Total liabilities and shareholders' equity	$2,584,130	$2,729,668

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net earnings	$31,507	$56,563
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	23,901	19,601
Noncash loss on trading securities	4,415	3,386
Stock-based compensation	1,761	1,880
Defined benefit pension plan expense	(150)	662
Contribution to defined benefit pension plan	(15,735)	(17,484)
Gain on sale of property, plant and equipment	(136)	(127)
Deferred income taxes	5,164	(2,923)
Changes in assets and liabilities (net of acquisitions):
Receivables	18,584	31,668
Inventories	(27,041)	(37,911)
Prepaid expenses	4,954	(9,148)
Accounts payable	(1,261)	(12,471)
Accrued expenses	(5,324)	(29,889)
Other noncurrent liabilities	1,684	1,551
Income taxes refundable	13,205	16,559

Net cash flows from operating activities	55,528	21,917

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,615)	(23,526)
Proceeds from sale of assets	185	1,391
Acquisitions, net of cash acquired	—	(120,483)
Other, net	2,930	(990)

Net cash flows from investing activities	(13,500)	(143,608)

Cash flows from financing activities:
Net borrowings under short-term agreements	1,155	(4,056)
Principal payments on long-term borrowings	(224)	(63)
Dividends paid	(9,086)	(6,706)
Dividends to noncontrolling interest	(1,290)	(351)
Purchase of treasury shares	(72,900)	—
Proceeds from exercises under stock plans	1,760	7,860
Excess tax benefits from stock option exercises	345	2,296
Purchase of common treasury shares—stock plan exercises	(2,156)	(8,574)

Net cash flows from financing activities	(82,396)	(9,594)

Effect of exchange rate changes on cash and cash equivalents	(12,845)	5,774

Net change in cash and cash equivalents	(53,213)	(125,511)
Cash and cash equivalents—beginning of year	371,579	613,706

Cash and cash equivalents—end of period	$318,366	$488,195

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	55,980	—	—	583	56,563
Other comprehensive income (loss)	—	—	—	12,175	—	(671)	11,504
Cash dividends declared	—	—	(6,721)	—	—	—	(6,721)
Dividends to noncontrolling interests	—	—	—	—	—	(351)	(351)
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Stock plan exercises; 57,854 shares acquired	—	—	—	—	(8,574)	—	(8,574)
Stock options exercised; 110,339 shares issued	—	(4,176)	3,767	—	8,269	—	7,860
Tax benefit from stock option exercises	—	2,296	—	—	—	—	2,296
Stock option expense	—	1,263	—	—	—	—	1,263
Stock awards; 8,290 shares issued	—	617	—	—	1,268	—	1,885

Balance at March 29, 2014	$27,900	$—	$1,615,696	$(35,510)	$(19,897)	$31,614	$1,619,803

Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	30,739	—	—	768	31,507
Other comprehensive income (loss)	—	—	—	(55,771)	—	(2,095)	(57,866)
Cash dividends declared	—	—	(8,889)	—	—	—	(8,889)
Dividends to noncontrolling interests	—	—	—	—	—	(1,290)	(1,290)
Purchase of treasury shares; 598,227 shares acquired	—	—	—	—	(72,900)	—	(72,900)
Stock plan exercises; 16,950 shares acquired	—	—	—	—	(2,156)	—	(2,156)
Stock options exercised; 25,119 shares issued	—	(2,106)	740	—	3,126	—	1,760
Tax benefit from stock option exercises	—	345	—	—	—	—	345
Stock option expense	—	1,350	—	—	—	—	1,350
Stock awards; 9,656 shares issued	—	411	—	—	1,187	—	1,598

Balance at March 28, 2015	$27,900	$—	$1,741,252	$(190,204)	$(481,039)	$45,955	$1,143,864

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of March 28, 2015, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 28, 2015 and March 29, 2014, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week period then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 28, 2015 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2014. The results of operations for the period ended March 28, 2015 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 41% and 44% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 28, 2015 and December 27, 2014, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $43,908 and $47,178 at March 28, 2015 and December 27, 2014, respectively.

        Inventories consisted of the following:

	March 28, 2015	December 27, 2014
Raw materials and purchased parts	$187,281	$179,093
Work-in-process	26,078	27,835
Finished goods and manufactured goods	210,063	199,772

Subtotal	423,422	406,700
Less: LIFO reserve	43,908	47,178

	$379,514	$359,522

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended March 28, 2015 and March 29, 2014, were as follows:

	Thirteen Weeks Ended
	2015	2014
United States	$32,641	$71,694
Foreign	15,804	14,884

	$48,445	$86,578

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

        The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 28, 2015 and March 29, 2014 were as follows:

	Thirteen Weeks Ended
	2015	2014
Net periodic (benefit) expense:
Interest cost	$6,111	$7,197
Expected return on plan assets	(6,261)	(6,535)

Net periodic (benefit) expense	$(150)	$662

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 28, 2015, 1,191,723 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, were as follows:

	Thirteen Weeks Ended
	2015	2014
Compensation expense	$1,350	$1,263
Income tax benefits	520	486

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,718 ($36,439 at December 27, 2014) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

        The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. During first quarter of 2015, the Company received a special dividend of $5,010 from Delta EMD Pty. Ltd and the market price of the shares were proportionately decreased accordingly. The shares are valued at $4,826 and $9,034 as of March 28, 2015 and December 27, 2014, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value March 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$44,544	$44,544	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,473	$45,473	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 28, 2015 and December 27, 2014:

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 27, 2014	$(99,618)	$3,879	$(38,694)	$(134,433)
Current-period comprehensive income (loss)	(56,083)	312	—	(55,771)

Balance at March 28, 2015	$(155,701)	$4,191	$(38,694)	$(190,204)

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

  Subsequent Event

        In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain businesses. The initial restructuring activities primarily involve consolidation of operations in the Utility segment and consolidation of Asia Pacific operations within the Engineered Infrastructure Products and Coatings segments. Accordingly, the Company expects to incur pre-tax cash severance and property relocation and site closure expenses of $19 million and asset impairments of approximately $11 million. The asset impairments are primarily write-downs of property, plant, and equipment in the Utility, Engineered Infrastructure Products, and Coatings segments. These charges are expected to be incurred over the remainder of 2015.

        Certain of these initial restructuring actions are within the APAC Coatings reporting unit which has approximately $16 million of goodwill as of March 28, 2015. The Company expects these activities to improve the profitability of this reporting unit. Should operating income not improve within this reporting unit after these restructuring activities are implemented, the Company will have to perform an interim goodwill impairment analysis. In addition to this goodwill, the Company is also evaluating other potential restructuring activities authorized under the Plan. In total, these restructuring items could result in asset impairments of up to $25 million and cash charges of $5 million.

(2) ACQUISITIONS

        On March 3, 2014, the Company purchased 90% of the outstanding shares of DS SM A/S, which was renamed Valmont SM. Valmont SM is a manufacturer of heavy complex steel structures for a diverse range of industries including wind energy, offshore oil and gas, and electricity transmission. Valmont SM's operations are reported in the Engineered Infrastructure Products Segment. Valmont SM's annual sales are approximately $190,000 and it operates two manufacturing locations in Denmark. The purchase price paid for the business at closing (net of $56 cash acquired) was $120,483, including the payoff of an intercompany note payable by Valmont SM to its prior affiliates. The purchase is subject to an earn-out clause that is contingent on meeting future operational metrics for which no liability has been established based on expectations. The acquisition, which was funded by cash held by the Company, was completed to participate in markets for wind energy, oil and gas exploration, power transmission and other related infrastructure projects and to increase the Company's geographic footprint in Europe. The Company also funded a portion of the acquisition with an intercompany note payable. The excess purchase price over the fair value of assets resulted in goodwill, which is not deductible for tax purposes.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition, which was finalized in the fourth quarter of 2014.

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

        The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process and purchase price allocation for Shakespeare to be completed in the second quarter of 2015.

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

        Based on the preliminary fair value assessments, the Company allocated $13,500 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Shakespeare acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,000	Indefinite
Customer Relationships	9,500	12.0

Total Intangible Assets	$13,500

        On August 25, 2014, the Company acquired 51% of AgSense, LLC (AgSense) for $17 million in cash. AgSense operates in South Dakota and is the creator of global WagNet network which provides growers with a more complete view of their entire farming operation by tying irrigation decision making to field, crop and weather conditions. In the measurement of fair values of assets acquired and liabilities assumed, goodwill of $17,343 and $13,510 of customer relationships, trade name and other intangible assets were recorded. A portion of the goodwill is deductible for tax purposes. AgSense is included in the Irrigation Segment.

        The Company's Condensed Consolidated Statement of Earnings for the thirteen weeks ended March 28, 2015 included net sales of $41,924 and net earnings of $1,997 resulting from the Valmont SM, AgSense, and Shakespeare acquisitions. The pro forma effect of these acquisitions on the first quarter of the 2014 Statement of Earnings was as follows:

Thirteen weeks Ended March 29, 2014
Net sales	$800,265
Net earnings	$58,692
Earnings per share—diluted	$2.18

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at March 28, 2015 and December 27, 2014 were as follows:

	March 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$201,990	$90,546	13 years
Proprietary Software & Database	3,680	2,954	8 years
Patents & Proprietary Technology	12,109	8,712	8 years
Other	3,997	3,216	3 years

	$221,776	$105,428

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$207,509	$88,538	13 years
Proprietary Software & Database	3,769	2,977	8 years
Patents & Proprietary Technology	12,394	8,537	8 years
Other	4,355	2,998	3 years

	$228,027	$103,050

        Amortization expense for intangible assets for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively was as follows:

Thirteen Weeks Ended
2015	2014
$4,913	$4,103

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2015	$17,039
2016	16,607
2017	15,871
2018	14,227
2019	13,423

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

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 28, 2015 and December 27, 2014 were as follows:

	March 28, 2015	December 27, 2014	Year Acquired
Webforge	$16,052	$16,801	2010
Valmont SM	9,043	10,818	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,472	8,867	2010
Donhad	6,391	6,689	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	3,716	3,889	2010
Other	14,257	14,852

	$73,042	$77,027

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

  Goodwill

        The carrying amount of goodwill by segment as of March 28, 2015 and December 27, 2014 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 27, 2014	$197,074	$75,404	$74,862	$19,536	$18,235	$385,111
Foreign currency translation	(8,654)	—	(1,667)	(89)	(813)	(11,223)

Balance at March 28, 2015	$188,420	$75,404	$73,195	$19,447	$17,422	$373,888

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

(4) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 28, 2015 and March 29, 2014 were as follows:

	2015	2014
Interest	$510	$736
Income taxes	5,047	13,345

        On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 28, 2015, the Company has acquired 3,309,376 shares for approximately $467.9 million under the share repurchase program.

(5) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 28, 2015:
Net earnings attributable to Valmont Industries, Inc.	$30,739	$—	$30,739
Shares outstanding	23,868	114	23,982
Per share amount	$1.29	$(0.01)	$1.28
Thirteen weeks ended March 29, 2014:
Net earnings attributable to Valmont Industries, Inc.	$55,980	$—	$55,980
Shares outstanding	26,715	235	26,950
Per share amount	$2.10	$(0.02)	$2.08

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

        At March 28, 2015 and March 29, 2014, there were 452,103 and 1,172 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$145,267	$138,977
Communication Products	32,556	29,886
Offshore Structures	24,848	17,304
Access Systems	35,722	42,295

Engineered Infrastructure Products segment	238,393	228,462
Utility Support Structures segment:
Steel	158,273	191,437
Concrete	18,068	23,290

Utility Support Structures segment	176,341	214,727
Coatings segment	74,360	82,171
Irrigation segment	154,476	212,733
Other	53,858	58,602

Total	697,428	796,695
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	7,074	19,565
Utility Support Structures segment	289	495
Coatings segment	12,547	14,953
Irrigation segment	9	9
Other	7,111	9,933

Total	27,030	44,955
NET SALES:
Engineered Infrastructure Products segment	231,319	208,897
Utility Support Structures segment	176,052	214,232
Coatings segment	61,813	67,218
Irrigation segment	154,467	212,724
Other	46,747	48,669

Total	$670,398	$751,740

OPERATING INCOME:
Engineered Infrastructure Products segment	$11,982	$13,709
Utility Support Structures segment	15,357	32,757
Coatings segment	10,999	13,886
Irrigation segment	24,302	43,146
Other	6,598	8,550
Corporate	(11,555)	(13,200)

Total	$57,683	$98,848

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 28, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$329,131	$95,948	$302,236	$(56,917)	$670,398
Cost of sales	249,867	74,896	236,985	(56,804)	504,944

Gross profit	79,264	21,052	65,251	(113)	165,454
Selling, general and administrative expenses	48,042	11,297	48,432	—	107,771

Operating income	31,222	9,755	16,819	(113)	57,683

Other income (expense):
Interest expense	(10,832)	—	(296)	—	(11,128)
Interest income	9	2	863	—	874
Other	(649)	(24)	1,689	—	1,016

	(11,472)	(22)	2,256	—	(9,238)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	19,750	9,733	19,075	(113)	48,445

Income tax expense (benefit):
Current	1,392	4,627	5,797	(42)	11,774
Deferred	5,469	(533)	228	—	5,164

	6,861	4,094	6,025	(42)	16,938

Earnings before equity in earnings of nonconsolidated subsidiaries	12,889	5,639	13,050	(71)	31,507
Equity in earnings of nonconsolidated subsidiaries	17,850	4,305	—	(22,155)	—

Net earnings	30,739	9,944	13,050	(22,226)	31,507
Less: Earnings attributable to noncontrolling interests	—	—	(768)	—	(768)

Net earnings attributable to Valmont Industries, Inc	$30,739	$9,944	$12,282	$(22,226)	$30,739

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 29, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$376,642	$135,897	$300,281	$(61,080)	$751,740
Cost of sales	271,759	99,816	234,634	(61,451)	544,758

Gross profit	104,883	36,081	65,647	371	206,982
Selling, general and administrative expenses	47,790	12,991	47,353	—	108,134

Operating income	57,093	23,090	18,294	371	98,848

Other income (expense):
Interest expense	(7,675)	—	(522)	—	(8,197)
Interest income	20	183	1,536	—	1,739
Other	67	(492)	(5,387)	—	(5,812)

	(7,588)	(309)	(4,373)	—	(12,270)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	49,505	22,781	13,921	371	86,578

Income tax expense (benefit):
Current	19,878	8,054	4,902	104	32,938
Deferred	(1,843)	(412)	(668)	—	(2,923)

	18,035	7,642	4,234	104	30,015

Earnings before equity in earnings of nonconsolidated subsidiaries	31,470	15,139	9,687	267	56,563
Equity in earnings of nonconsolidated subsidiaries	24,510	545	—	(25,055)	—

Net earnings	55,980	15,684	9,687	(24,788)	56,563
Less: Earnings attributable to noncontrolling interests	—	—	(583)	—	(583)

Net earnings attributable to Valmont Industries, Inc	$55,980	$15,684	$9,104	$(24,788)	$55,980

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 28, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$30,739	$9,944	$13,050	$(22,226)	$31,507

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(8,888)	(49,290)	—	(58,178)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	18	—	—	—	18
Gain on cash flow hedges	92	—	202		294
Equity in other comprehensive income	(55,881)	—	—	55,881	—

Other comprehensive income (loss)	(55,771)	(8,888)	(49,688)	55,881	(57,866)

Comprehensive income	(25,032)	1,056	(36,038)	33,655	(26,359)
Comprehensive income attributable to noncontrolling interests	—	—	1,327	—	1,327

Comprehensive income attributable to Valmont Industries, Inc.	$(25,032)	$1,056	$(39,711)	$33,655	$(25,032)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 29, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$55,980	$15,684	$9,687	$(24,788)	$56,563

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	1,189	10,448	—	11,637
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	—	—	100
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(233)	—	(233)
Equity in other comprehensive income	12,075	—	—	(12,075)	—

Other comprehensive income (loss)	12,175	1,189	10,215	(12,075)	11,504

Comprehensive income	68,155	16,873	19,902	(36,863)	68,067
Comprehensive income attributable to noncontrolling interests	—	—	88	—	88

Comprehensive income attributable to Valmont Industries, Inc.	$68,155	$16,873	$19,990	$(36,863)	$68,155

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 28, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$25,571	$1,367	$291,428	$—	$318,366
Receivables, net	163,095	61,818	278,736	—	503,649
Inventories	122,962	65,221	194,400	(3,069)	379,514
Prepaid expenses	4,806	753	42,785	—	48,344
Refundable and deferred income taxes	39,909	6,397	6,726	—	53,032

Total current assets	356,343	135,556	814,075	(3,069)	1,302,905

Property, plant and equipment, at cost	561,174	125,618	437,459	—	1,124,251
Less accumulated depreciation and amortization	326,839	67,383	143,283	—	537,505

Net property, plant and equipment	234,335	58,235	294,176	—	586,746

Goodwill	20,108	107,542	246,238	—	373,888
Other intangible assets	279	42,439	146,672	—	189,390
Investment in subsidiaries and intercompany accounts	1,405,751	821,802	896,850	(3,124,403)	—
Other assets	49,615	—	81,586	—	131,201

Total assets	$2,066,431	$1,165,574	$2,479,597	$(3,127,472)	$2,584,130

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$213	$—	$857	$—	$1,070
Notes payable to banks	—	—	14,459	—	14,459
Accounts payable	64,251	13,709	111,389	—	189,349
Accrued employee compensation and benefits	32,270	4,359	34,559	—	71,188
Accrued expenses	44,316	6,077	48,243	—	98,636
Dividends payable	8,889	—	—	—	8,889

Total current liabilities	149,939	24,145	209,507	—	383,591

Deferred income taxes	3,906	28,658	33,765		66,329
Long-term debt, excluding current installments	759,682	—	6,080		765,762
Defined benefit pension liability	—		127,708		127,708
Deferred compensation	45,121	—	5,906		51,027
Other noncurrent liabilities	9,874	—	35,975		45,849
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	150,286	1,098,408	(1,248,694)	—
Retained earnings	1,741,252	562,619	409,583	(972,202)	1,741,252
Accumulated other comprehensive income (loss)	(190,204)	(58,084)	(141,972)	200,056	(190,204)
Treasury stock	(481,039)	—	—	—	(481,039)

Total Valmont Industries, Inc. shareholders' equity	1,097,909	1,112,771	2,014,701	(3,127,472)	1,097,909

Noncontrolling interest in consolidated subsidiaries	—	—	45,955	—	45,955

Total shareholders' equity	1,097,909	1,112,771	2,060,656	(3,127,472)	1,143,864

Total liabilities and shareholders' equity	$2,066,431	$1,165,574	$2,479,597	$(3,127,472)	$2,584,130

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 27, 2014

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 28, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$30,739	$9,944	$13,050	$(22,226)	$31,507
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	7,478	3,151	13,272	—	23,901
Loss on investment	—	—	4,415	—	4,415
Stock-based compensation	1,761	—	—	—	1,761
Defined benefit pension plan expense	—	—	(150)		(150)
Contribution to defined benefit pension plan	—	—	(15,735)	—	(15,735)
Gain on sale of property, plant and equipment	(13)	(10)	(113)	—	(136)
Equity in earnings in nonconsolidated subsidiaries	(17,850)	(4,305)	—	22,155	—
Deferred income taxes	5,469	(533)	228	—	5,164
Changes in assets and liabilities (net of acquisitions):
Receivables	(4,779)	6,595	16,768	—	18,584
Inventories	4,897	(10,307)	(21,631)	—	(27,041)
Prepaid expenses	2,282	(251)	2,923	—	4,954
Accounts payable	4,358	(1,442)	(4,177)	—	(1,261)
Accrued expenses	(2,966)	(1,001)	(1,357)	—	(5,324)
Other noncurrent liabilities	1,834	—	(150)	—	1,684
Income taxes payable (refundable)	6,252	(4)	6,957	—	13,205

Net cash flows from operating activities	39,462	1,837	14,300	(71)	55,528

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,995)	(1,492)	(10,128)	—	(16,615)
Proceeds from sale of assets	15	19	151	—	185
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	3,257	(1,130)	732	71	2,930

Net cash flows from investing activities	(1,723)	(2,603)	(9,245)	71	(13,500)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,155	—	1,155
Proceeds from long-term borrowings	—	—	—	—	—
Principal payments on long-term borrowings	—	—	(224)	—	(224)
Settlement of financial derivative	—	—	—	—	—
Dividends paid	(9,086)	—	—	—	(9,086)
Intercompany dividends	—	—	—	—	—
Dividends to noncontrolling interest	—	—	(1,290)	—	(1,290)
Proceeds from exercises under stock plans	1,760	—	—	—	1,760
Excess tax benefits from stock option exercises	345	—	—	—	345
Purchase of treasury shares	(72,900)	—	—	—	(72,900)
Purchase of common treasury shares—stock plan exercises:	(2,156)	—	—	—	(2,156)

Net cash flows from financing activities	(82,037)	—	(359)	—	(82,396)

Effect of exchange rate changes on cash and cash equivalents	—	(24)	(12,821)	—	(12,845)

Net change in cash and cash equivalents	(44,298)	(790)	(8,125)	—	(53,213)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579

Cash and cash equivalents—end of period	$25,571	$1,367	$291,428	$—	$318,366

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 29, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$55,980	$15,684	$9,687	$(24,788)	$56,563
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,041	3,278	10,282	—	19,601
Loss on investment	—	—	3,386	—	3,386
Stock-based compensation	1,880	—	—	—	1,880
Defined benefit pension plan expense	—	—	662	—	662
Contribution to defined benefit pension plan	—	—	(17,484)	—	(17,484)
Gain on sale of property, plant and equipment	(9)	(77)	(41)	—	(127)
Equity in earnings in nonconsolidated subsidiaries	(24,510)	(545)	—	25,055	—
Deferred income taxes	(1,843)	(412)	(668)	—	(2,923)
Changes in assets and liabilities (net of acquisitions):
Receivables	(13,949)	24,027	21,590	—	31,668
Inventories	(20,723)	2,753	(19,941)	—	(37,911)
Prepaid expenses	286	89	(9,523)	—	(9,148)
Accounts payable	9,294	(1,175)	(20,590)	—	(12,471)
Accrued expenses	(22,614)	(9,943)	2,668	—	(29,889)
Other noncurrent liabilities	2,104	—	(553)	—	1,551
Income taxes payable (refundable)	16,640	586	(667)	—	16,559

Net cash flows from operating activities	8,577	34,265	(21,192)	267	21,917

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,282)	(1,767)	(10,477)	—	(23,526)
Proceeds from sale of assets	19	77	1,295	—	1,391
Acquisitions, net of cash acquired	—	—	(120,483)	—	(120,483)
Other, net	17,175	(36,918)	19,020	(267)	(990)

Net cash flows from investing activities	5,912	(38,608)	(110,645)	(267)	(143,608)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(4,056)	—	(4,056)
Principal payments on long-term borrowings	—	—	(63)	—	(63)
Dividends paid	(6,706)	—	—	—	(6,706)
Dividends to noncontrolling interest	—	—	(351)	—	(351)
Intercompany capital contribution	(143,000)	—	143,000	—	—
Proceeds from exercises under stock plans	7,860	—	—	—	7,860
Excess tax benefits from stock option exercises	2,296	—	—	—	2,296
Purchase of common treasury shares—stock plan exercises:	(8,574)	—	—	—	(8,574)

Net cash flows from financing activities	(148,124)	—	138,530	—	(9,594)

Effect of exchange rate changes on cash and cash equivalents	—	1,154	4,620	—	5,774

Net change in cash and cash equivalents	(133,635)	(3,189)	11,313	—	(125,511)
Cash and cash equivalents—beginning of year	215,576	29,797	368,333	—	613,706

Cash and cash equivalents—end of period	$81,941	$26,608	$379,646	$—	$488,195

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

        This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2014. Segment sales in the table below are presented net of intersegment sales.

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014	% Incr. (Decr.)
Consolidated
Net sales	$670.4	$751.7	(10.8)%
Gross profit	165.5	207.0	(20.0)%
as a percent of sales	24.7%	27.5%
SG&A expense	107.8	108.1	(0.3)%
as a percent of sales	16.1%	14.4%
Operating income	57.7	98.9	(41.7)%
as a percent of sales	8.6%	13.2%
Net interest expense	10.3	6.5	58.5%
Effective tax rate	35.0%	34.7%
Net earnings	$30.7	$56.0	(45.2)%
Diluted earnings per share	$1.28	$2.08	(38.5)%
Engineered Infrastructure Products
Net sales	231.3	208.9	10.7%
Gross profit	55.0	54.5	0.9%
SG&A expense	43.0	40.8	5.4%
Operating income	12.0	13.7	(12.4)%
Utility Support Structures
Net sales	$176.1	$214.2	(17.8)%
Gross profit	34.6	52.1	(33.6)%
SG&A expense	19.2	19.3	(0.5)%
Operating income	15.4	32.8	(53.0)%
Coatings
Net sales	$61.8	$67.2	(8.0)%
Gross profit	19.8	23.3	(15.0)%
SG&A expense	8.8	9.4	(6.4)%
Operating income	11.0	13.9	(20.9)%
Irrigation
Net sales	$154.5	$212.7	(27.4)%
Gross profit	45.3	64.7	(30.0)%
SG&A expense	21.0	21.6	(2.8)%
Operating income	24.3	43.1	(43.6)%
Other
Net sales	$46.7	$48.7	(4.1)%
Gross profit	10.9	12.3	(11.4)%
SG&A expense	4.3	3.7	16.2%
Operating income	6.6	8.6	(23.3)%
Net corporate expense
Gross profit	$(0.1)	$0.1	NM
SG&A expense	11.5	13.3	(13.5)%
Operating loss	(11.6)	(13.2)	12.1%

  NM=Not meaningful

Overview

        On a consolidated basis, the decrease in net sales in the first quarter of fiscal 2015, as compared with 2014, reflected lower sales in all reportable segments except for the Engineered Infrastructure Products (EIP) segment. The changes in net sales in the first quarter of fiscal 2015, as compared with fiscal 2014, were as follows:

	First quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2014	$751.7	$208.9	$214.2	$67.2	$212.7	$48.7
Volume	(63.8)	9.6	(14.5)	(7.7)	(53.1)	1.9
Pricing/mix	(18.8)	(0.1)	(21.2)	5.5	(2.0)	(1.0)
Acquisitions	32.6	29.3	—	—	3.3	—
Currency translation	(31.3)	(16.4)	(2.4)	(3.2)	(6.4)	(2.9)

Sales—2015	$670.4	$231.3	$176.1	$61.8	$154.5	$46.7

        Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included AgSense LLC, Shakespeare, and DS SM A/S, which was renamed Valmont SM. We acquired AgSense in August 2014, Shakespeare in October 2014, and Valmont SM in March 2014. Shakespeare and Valmont SM are reported in the Engineered Infrastructure Products segment, and AgSense is reported in the Irrigation segment.

        In the first quarter of fiscal 2015, we realized a decrease in operating profit, as compared with fiscal 2014, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
First quarter	$(2.3)	$(0.8)	$(0.1)	$(0.3)	$(1.0)	$(0.2)	$0.1

        The decrease in gross margin (gross profit as a percent of sales) in fiscal 2015, as compared with 2014, was due to a combination of lower sales prices, unfavorable sales mix, and reduced sales volumes in 2015, as compared with 2014.

        Selling, general and administrative (SG&A) spending in the first quarter of fiscal 2015, as compared with the same period in 2014, decreased mainly due to the following factors:

  •
  favorable currency impact of $4.3 million due to the strengthening of the U.S. dollar;

  •
  decreased employee incentive accruals of $2.2 million, due to lower operating results, and;

  •
  lower expenses associated with the Delta Pension Plan of $0.8 million.

        The above reductions in SG&A were partially offset by the acquisition of Shakespeare, AgSense LLC, and Valmont SM with expenses totaling $5.4 million.

        The decrease in operating income on a reportable segment basis in 2015, as compared to 2014, was due to reduced operating performance in all segments. The decrease in operating income is primarily attributable to lower volumes and sales pricing.

        Net interest expense increased in the first quarter of fiscal 2015, as compared with 2014, primarily due to additional long-term debt borrowed in the third quarter of 2014. Interest income decreased due to less cash on hand.

        The decrease in other expense was mainly attributable to the difference in the investment income from the Company's shares of Delta EMD. In 2014, we recorded a non-cash mark to market loss of $3.4 million and in 2015, we received an approximately $5 million special dividend offset by a noncash mark to market loss of approximately $4.4 million. The remaining decrease in other expense relates to more favorable currency transactional gains/losses compared to 2014 of approximately $2.2 million.

        Our effective income tax rate in the first quarter of fiscal 2015 was relatively flat when compared with the same period in fiscal 2014.

        Earnings attributable to noncontrolling interest was slightly higher in the first quarter of fiscal 2015, as compared with 2014 due to the acquisitions completed in 2014.

        Our cash flows provided by operations were approximately $55.5 million in the first quarter of fiscal 2015, as compared with $21.9 million provided by operations in 2014. The increase in operating cash flow in the first quarter of fiscal 2015 was the result of improved net working capital, partially offset by lower net earnings, compared with 2014.

  Engineered Infrastructure Products (EIP) segment

        The increase in net sales in the first quarter of fiscal 2015 as compared with 2014 was mainly due to the acquisition of Valmont SM in early March 2014 and Shakespeare in October 2014 totaling $29.3 million.

        Global lighting. traffic, and roadway product sales in the first quarter of fiscal 2015 improved compared to the same period in fiscal 2014. This improvement was offset somewhat by unfavorable currency translation effects of $1.8 million. In 2015, sales volumes in the U.S. were higher in the commercial markets and slightly lower in the transportation markets. The transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales volumes in Canada increased in the first quarter of 2015 as compared to 2014, due to some improvement in the markets and more favorable weather conditions. Sales in Europe were higher in the first quarter of fiscal 2015 compared to the same periods in fiscal 2014 due primarily to a large project in the Middle East, offset to an extent by unfavorable currency translation effects. In the Asia Pacific region, sales were relatively flat in the first quarter of fiscal 2015 over 2014 with improved volumes in Australia and India offset by decreased volumes in China. Highway safety product sales decreased slightly in the first quarter of 2015 compared to 2014, due to lower sales volumes.

        Communication product line sales were slightly higher in the first quarter of fiscal 2015, as compared with the same periods in fiscal 2014. North America communication structure sales decreased, primarily due to one customer who significantly reduced its 4G wireless network build out in 2015 compared with 2014. Communication component sales were flat year over year. In China, sales of wireless communication structures in the first quarter of fiscal 2015 increased over the same period in 2014 as the investment levels by the major wireless carriers have remained strong.

        Access systems product line sales decreased in the first quarter of 2015, as compared with 2014, primarily due to the negative impact of currency translation of $3.8 million and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia and weaker market conditions in China.

        Operating income for the segment in the first quarter of fiscal 2015 was lower, as compared with the same period of fiscal 2014, due to unfavorable currency translation effects of $0.8 million and sales mix. The increase in SG&A spending in the first quarter of 2015 were due to costs related to the

Shakespeare and Valmont SM acquisitions totaling $4.4 million, and increased compensation and incentive costs of $1.2 million. Currency effects reduced SG&A expense for the first quarter of 2015 as compared to 2014.

  Utility Support Structures (Utility) segment

        In the Utility segment, sales decreased in the first quarter of 2015, as compared with 2014, due to lower sales volume, a decrease in sales price most notably for our steel products, and an unfavorable sales mix. Our mix of revenue from very large transmission projects in first quarter of 2015 was unfavorable to first quarter of 2014. A backlog including some very large transmission projects at year-end 2013 provided for the more favorable mix of large transmission projects revenue in first quarter 2014. As steel prices have declined in 2015, our average selling prices for steel products were lower as well. In North America, sales volumes in tons for steel and concrete utility structures were down in the first quarter of 2015, as compared with 2014. In the first quarter of 2015, as compared to 2014, international utility structures sales decreased due to lower sales volumes in the Asia Pacific region.

        SG&A expense decreased approximately $1.2 million in the first quarter of 2015, as compared with 2014, primarily due to lower employee compensation and sales commissions. Operating income in the first quarter of 2015, as compared with 2014, decreased due to lower sales and reduced leverage of fixed costs.

  Coatings segment

        Coatings segment sales decreased in the first quarter of 2015, as compared with 2014, due to lower sales volumes globally and currency translation effects related to the strengthening of the U.S. dollar against the Australian and Canadian dollars. Sales volume decreases were partially offset by price increases to recover higher costs for zinc in 2015 as compared to 2014.

        SG&A expense decreased approximately $0.6 million due to currency translation effects and other reduced general expenses. Operating income was also lower in the first quarter of 2015, as compared with 2014, due to the lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America.

  Irrigation segment

        The decrease in Irrigation segment net sales in the first quarter of fiscal 2015, as compared with 2014, was mainly due to sales volume decreases in both North American and International markets. In North America, lower expected net farm income in 2015, as compared with 2014, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2015, as compared with 2014. In fiscal 2015, net farm income in the United States is expected to decrease 32% from the levels of 2014, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in the first quarter of 2015, as compared with 2014. In international markets, sales decreased in the first quarter of 2015, as compared with 2014, primarily due to reduced demand in Brazil and Eastern Europe and unfavorable currency translation effects.

        SG&A decreased slightly in the first quarter of fiscal 2015, as compared with 2014, due to reduced employee compensation and incentives of $1.2 million and favorable currency translation effects of $0.5 million. These reductions in SG&A were offset partially by expenses incurred by AgSense that was acquired in August 2014. Operating income for the segment declined in the first quarter of fiscal 2015 over 2014, due to the sales volume decrease and associated operating deleverage of fixed operating costs.

Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the first quarter of fiscal 2015, as compared with 2014, was mainly due to unfavorable currency translation of $2.9 million. Grinding media sales improved in 2015 due to higher volumes in Australia. Tubing sales in 2015 were lower due to reduced volumes compared to 2014. Operating income in the first quarter of fiscal 2015 was lower than the same period in 2014, due primarily to lower tubing sales volumes.

  Net corporate expense

        Net corporate expense in the first quarter of fiscal 2015 decreased over the same period in fiscal 2014. These decreases were mainly due to:

  •
  lower employee incentives of $1.6 million associated with reduced net earnings; and

  •
  decreased expenses associated with the Delta Pension Plan of $0.8 million.

  Restructuring Plan

        In April 2015, our Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain of our businesses. The initial restructuring activities primarily involve consolidation of Asia Pacific operations within the Engineered Infrastructure Products and Coatings segments and in the Utility segment. Accordingly, we expect to incur pre-tax cash expenses of $19 million and asset impairments of approximately $11 million. These charges are expected to be incurred over the remainder of 2015.

        Certain of these restructuring actions are within the APAC Coatings reporting unit which has approximately $16 million of goodwill as of March 28, 2015. We expect these activities to improve the profitability of this reporting unit. Should operating income not improve within this reporting unit after these restructuring activities are implemented, we will have to perform an interim goodwill impairment analysis. In addition to this goodwill, we are also evaluating other potential restructuring activities authorized under the Plan. In total, these restructuring items could result in asset impairments of up to $25 million and cash charges of $5 million.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $919.3 million at March 28, 2015, as compared with $995.7 million at December 27, 2014. The decrease in net working capital in 2015 mainly resulted from decreased cash on hand due to cash used in the share repurchase program. Cash flow provided by operations was $55.5 million in fiscal 2015, as compared with $21.9 million in fiscal 2014. The increase in operating cash flow in 2015 was primarily the result of working capital improvements over 2014, offset to an extent by reduced net earnings.

        Investing Cash Flows—Capital spending in the first quarter of fiscal 2015 was $16.6 million, as compared with $23.5 million for the same period in 2014. Significant capital spending projects in 2015 and 2014 include certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2015 fiscal year to be approximately $70 million. The biggest contributor to lower investing cash outflows in 2015 as compared to 2014, was the acquisition of Valmont SM in March 2014.

        Financing Cash Flows—Our total interest-bearing debt decreased slightly to $781.3 million at March 28, 2015 from $781.8 million at December 27, 2014. Financing cash flows changed from a use of approximately $9.6 million in the first quarter of fiscal 2014 to a use of approximately $82.4 million in the first quarter of fiscal 2015. The primary change was due to the Company purchasing $72.9 million of treasury shares in 2015 related to the share repurchase program.

  Financing and Capital

        On May 13, 2014, we announced a capital allocation philosophy which covered a share repurchase program. The Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. As of March 28, 2015, we have acquired approximately 3.3 million shares for approximately $468 million under this share repurchase program. As of April 22, 2015, the date as of which we report on the cover of this form 10-Q the number of outstanding shares of our common stock, we have acquired a total of 3,438,677 shares for approximately $483 million under the share repurchase program. In February 2015, the Board of Directors authorized an additional $250 million of share purchase, without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue either or both share repurchase programs at any time.

        Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa2 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to Baa3 or BBB– to finance a special acquisition or other opportunity. Otherwise, we expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

        Our debt financing at March 28, 2015 is primarily long-term debt consisting of:

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

  •
  We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

        At March 28, 2015 and December 27, 2014, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 28, 2015, we had the ability to borrow $581.4 million under this facility, after consideration of standby letters of credit of $18.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $106.0 million, $92.3 million of which was unused at March 28, 2015.

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

        At March 28, 2015, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 28, 2015 were as follows:

Interest-bearing debt	$781,291
EBITDA—last four quarters	378,837
Leverage ratio	2.06
EBITDA—last four quarters	$378,837
Interest expense—last four quarters	42,199
Interest earned ratio	8.98

        The calculation of EBITDA-last four quarters (March 30, 2014 through March 28, 2015) is as follows:

Net cash flows from operations	$207,707
Interest expense	42,199
Income tax expense	81,817
Loss on investment	(4,824)
Non-cash debt refinancing expense	2,478
Acquisition earn-out release	4,300
Deferred income tax benefit	(13,339)
Noncontrolling interest	(5,526)
Equity in earnings of nonconsolidated subsidiaries	29
Stock-based compensation	(6,611)
Pension plan expense	(1,826)
Contribution to pension plan	16,424
Shakespeare EBITDA—March 30, 2014—Oct. 5, 2014	2,460
Changes in assets and liabilities	53,934
Other	(385)

EBITDA	$378,837

Net earnings attributable to Valmont Industries, Inc.	$158,735
Interest expense	42,199
Income tax expense	81,817
Depreciation and amortization expense	93,626
Shakespeare EBITDA—March 30, 2014—Oct. 5, 2014	2,460

EBITDA	$378,837

        During the third quarter of 2014, we incurred $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it has not been added back in the EBITDA reconciliation to cash flows from operation or net earnings for the four quarters between March 30, 2014 and March 28, 2015.

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $608.9 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at March 28, 2015, approximately $289.4 million is held in entities outside the United States with $104.2 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $104.2 million of Delta Ltd.'s cash balances.

        If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $28.2 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments

        There have been no material changes to our financial obligations and financial commitments as described on page 40 in our Form 10-K for the fiscal year ended December 27, 2014.

Off Balance Sheet Arrangements

        There have been no changes in our off balance sheet arrangements as described on page 40 in our Form 10-K for the fiscal year ended December 27, 2014.

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 42-45 in our Form 10-K for the fiscal year ended December 27, 2014 during the quarter ended March 28, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes in the company's market risk during the quarter ended March 28, 2015. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 27, 2014.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program(1)
December 28, 2014 to January 24, 2015	111,500	$118.42	111,500	91,751,000
January 25, 2015 to February 28, 2015	308,970	122.37	308,970	303,941,000
March 1, 2015 to March 28, 2015	177,757	123.12	177,757	282,055,000

Total	598,227	$121.86	598,227	282,055,000

(1)
On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 28, 2015, we have acquired 3,309,376 shares for approximately $467.9 million under this share repurchase program.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

        Valmont's annual meeting of stockholders was held on April 28, 2015. The stockholders elected two directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2015. For the annual meeting there were 23,847,403 shares outstanding and eligible to votes of which 21,905,803 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Daniel P. Neary	19,144,560	555,440	2,205,803
Kenneth E. Stinson	18,970,834	729,166	2,205,803

        Advisory vote on executive compensation:

For	18,944,137
Against	718,311
Abstain	37,552
Broker non-votes	2,205,803

        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2015:

For	21,385,277
Against	430,715
Abstain	89,811

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH Mark C. Jaksich Executive Vice President and Chief Financial Officer

Dated this 29th day of April, 2015.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.