Form 10-K/A
period 2014-12-27
VALMONT INDUSTRIES INC
filed 2015-07-13
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At February 18, 2015 there were 23,994,776 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non- affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 27, 2014 was $3,928,857,217.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 28, 2015 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 27, 2014, are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K for the fiscal year ended December 27, 2014, of Valmont Industries, Inc. (the “Company”) which was originally filed with the Securities and Exchange Commission on February 25, 2015 (the “Original Filing”) is being filed for the sole purpose of correcting Exhibit 23 which inadvertently included typographical errors respecting the dates therein.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The Exhibit Index of this report sets forth the list of exhibits and is incorporated by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment of Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valmont Industries, Inc.

Date: July 13, 2015
	By:	/s/ Mark C. Jaksich
	Name:	Mark C. Jaksich
	Title:	Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	—

The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—

The Company’s By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and is incorporated herein (Commision file number 001-31429) by reference.

Exhibit 4.1	—

Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated August 15, 2012 and is incorporated herein by reference.

Exhibit 4.2	—

First Amendment dated as of October 17, 2014 to Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated October 17, 2014 and is incorporated herein by this reference.

Exhibit 4.3	—

Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.4	—

First Supplemental Indenture, dated as of April 12, 2010, to indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.5	—

Second Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.6	—

Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 10.1	—

The Company’s 1996 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.2	—

The Company’s 1999 Stock Plan, as amended. This document was filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.3	—

The Company’s 2002 Stock Plan. This document was filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 31, 2011 and is incorporated herein by reference.

Exhibit 10.4	—

Amendment No. 1 to Valmont 2002 Stock Plan. This document was filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2009 and is incorporated herein by this reference.

Exhibit 10.5	—

The Company’s 2008 Stock Plan. This document was filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.6	—

The Company’s 2013 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.7*	—	Form of Stock Option Agreement.

Exhibit 10.8	—

Form of Restricted Stock Agreement. This document was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.9	—

Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.10*	—	Form of Restricted Stock Unit Agreement.

Exhibit 10.11	—

Form of Restricted Stock Unit Agreement (Foreign Employee). This document was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by this reference.

Exhibit 10.12	—

Form of Director Stock Option Agreement. This document was filed as Exhibit 10.9 to the Company’s Annual Report on form 10-K (Commission file number 001-31429) for the year ended December 29, 2012 and is incorporated herein by reference.

Exhibit 10.13	—

The 2008 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.14	—

The 2013 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.15	—

Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2014”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested”, “Nonqualified Deferred Compensation”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 28, 2015.

Exhibit 10.16	—

The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.17	—

VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 23**	—	Consent of Deloitte & Touche LLP.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1**	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2**	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 101*	—

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*              Previously Filed

**           Filed Herewith

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.17.