Form 10-Q
period 2015-06-27
VALMONT INDUSTRIES INC
filed 2015-07-29
CIK 102729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
or
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

23,248,776
Outstanding shares of common stock as of July 22, 2015

VALMONT INDUSTRIES, INC.

INDEX TO FORM 10-Q

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Product sales	$611,782	$766,844	$1,215,676	$1,447,887
Services sales	70,341	75,755	136,845	146,452

Net sales	682,123	842,599	1,352,521	1,594,339
Product cost of sales	461,173	573,067	920,714	1,070,910
Services cost of sales	51,402	49,055	96,805	95,970

Total cost of sales	512,575	622,122	1,017,519	1,166,880

Gross profit	169,548	220,477	335,002	427,459
Selling, general and administrative expenses	115,548	115,701	223,319	223,835

Operating income	54,000	104,776	111,683	203,624

Other income (expenses):
Interest expense	(11,232)	(8,304)	(22,360)	(16,501)
Interest income	616	1,577	1,490	3,316
Other	(28)	1,903	988	(3,909)

	(10,644)	(4,824)	(19,882)	(17,094)

Earnings before income taxes	43,356	99,952	91,801	186,530

Income tax expense (benefit):
Current	19,136	26,117	30,910	59,055
Deferred	(5,219)	7,953	(55)	5,030

	13,917	34,070	30,855	64,085

Earnings before equity in earnings of nonconsolidated subsidiaries	29,439	65,882	60,946	122,445
Equity in earnings of nonconsolidated subsidiaries	—	(30)	—	(30)

Net earnings	29,439	65,852	60,946	122,415
Less: Earnings attributable to noncontrolling interests	(1,566)	(1,876)	(2,334)	(2,459)

Net earnings attributable to Valmont Industries, Inc.	$27,873	$63,976	$58,612	$119,956

Earnings per share:
Basic	$1.19	$2.40	$2.48	$4.50

Diluted	$1.19	$2.38	$2.47	$4.46

Cash dividends declared per share	$0.375	$0.375	$0.750	$0.625

Weighted average number of shares of common stock outstanding—Basic (000 omitted)	23,336	26,623	23,602	26,669

Weighted average number of shares of common stock outstanding—Diluted (000 omitted)	23,450	26,856	23,716	26,903

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net earnings	$29,439	$65,852	$60,946	$122,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	18,328	13,869	(39,850)	25,506
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	19	(33)	37	67
Gain on cash flow hedges	751	—	1,045	—
Actuarial gain (loss) in defined benefit pension plan	—	(614)	—	(847)

Other comprehensive income (loss)	19,098	13,222	(38,768)	24,726

Comprehensive income (loss)	48,537	79,074	22,178	147,141
Comprehensive loss (income) attributable to noncontrolling interests	(1,968)	(1,792)	(641)	(1,704)

Comprehensive income (loss) attributable to Valmont Industries, Inc.	$46,569	$77,282	$21,537	$145,437

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$317,523	$371,579
Receivables, net	491,706	536,918
Inventories	379,897	359,522
Prepaid expenses	56,653	56,912
Refundable and deferred income taxes	44,072	68,010

Total current assets	1,289,851	1,392,941

Property, plant and equipment, at cost	1,123,885	1,139,569
Less accumulated depreciation and amortization	552,908	533,116

Net property, plant and equipment	570,977	606,453

Goodwill	380,086	385,111
Other intangible assets, net	189,892	202,004
Other assets	136,586	143,159

Total assets	$2,567,392	$2,729,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,096	$1,181
Notes payable to banks	7,914	13,952
Accounts payable	186,421	196,565
Accrued employee compensation and benefits	75,155	87,950
Accrued expenses	89,983	88,480
Dividends payable	8,733	9,086

Total current liabilities	369,302	397,214

Deferred income taxes	62,959	71,797
Long-term debt, excluding current installments	765,272	766,654
Defined benefit pension liability	135,068	150,124
Deferred compensation	51,056	47,932
Other noncurrent liabilities	43,142	45,542
Shareholders' equity:
Preferred stock of $1 par value—
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value—
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,762,534	1,718,662
Accumulated other comprehensive income (loss)	(171,508)	(134,433)
Treasury stock	(525,877)	(410,296)

Total Valmont Industries, Inc. shareholders' equity	1,093,049	1,201,833

Noncontrolling interest in consolidated subsidiaries	47,544	48,572

Total shareholders' equity	1,140,593	1,250,405

Total liabilities and shareholders' equity	$2,567,392	$2,729,668

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net earnings	$60,946	$122,415
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	47,761	43,368
Noncash loss on trading securities	4,582	3,501
Impairment of assets	9,292	—
Stock-based compensation	3,513	3,686
Defined benefit pension plan expense	(305)	1,334
Contribution to defined benefit pension plan	(15,735)	(17,484)
Gain on sale of property, plant and equipment	542	(102)
Equity in earnings in nonconsolidated subsidiaries	—	30
Deferred income taxes	(55)	5,030
Changes in assets and liabilities (net of acquisitions):
Receivables	32,511	21,083
Inventories	(27,746)	6,624
Prepaid expenses	(3,087)	(18,289)
Accounts payable	(5,021)	(28,633)
Accrued expenses	(6,431)	(30,415)
Other noncurrent liabilities	1,761	1,766
Income taxes refundable	15,817	(22,063)

Net cash flows from operating activities	118,345	91,851

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,758)	(46,991)
Proceeds from sale of assets	1,101	1,151
Acquisitions, net of cash acquired	—	(120,483)
Other, net	5,896	(2,940)

Net cash flows from investing activities	(17,761)	(169,263)

Cash flows from financing activities:
Net borrowings under short-term agreements	(5,890)	(1,861)
Proceeds from long-term borrowings	33,000	—
Principal payments on long-term borrowings	(33,657)	(259)
Dividends paid	(17,956)	(13,427)
Dividends to noncontrolling interest	(1,669)	(1,340)
Purchase of treasury shares	(121,020)	(77,084)
Proceeds from exercises under stock plans	9,454	11,996
Excess tax benefits from stock option exercises	1,394	3,576
Purchase of common treasury shares—stock plan exercises	(10,490)	(11,984)

Net cash flows from financing activities	(146,834)	(90,383)

Effect of exchange rate changes on cash and cash equivalents	(7,806)	10,016

Net change in cash and cash equivalents	(54,056)	(157,779)
Cash and cash equivalents—beginning of year	371,579	613,706

Cash and cash equivalents—end of period	$317,523	$455,927

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders' equity
Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	119,956	—	—	2,459	122,415
Other comprehensive income (loss)	—	—	—	25,481	—	(755)	24,726
Cash dividends declared	—	—	(16,651)	—	—	—	(16,651)
Dividends to noncontrolling interests	—	—	—	—	—	(1,340)	(1,340)
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Addition of noncontrolling interest						404	404
Purchase of treasury shares; 490,172 shares acquired					(77,084)		(77,084)
Stock plan exercises; 78,217 shares acquired	—	—	—	—	(11,984)	—	(11,984)
Stock options exercised; 158,317 shares issued	—	(7,262)	6,312	—	12,946	—	11,996
Tax benefit from stock option exercises	—	3,576	—	—	—	—	3,576
Stock option expense	—	2,525	—	—	—	—	2,525
Stock awards; 8,822 shares issued	—	1,161	—	—	1,268	—	2,429

Balance at June 28, 2014	$27,900	$—	$1,672,287	$(22,204)	$(95,714)	$32,821	$1,615,090

Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	58,612	—	—	2,334	60,946
Other comprehensive income (loss)	—	—	—	(37,075)	—	(1,693)	(38,768)
Cash dividends declared	—	—	(17,603)	—	—	—	(17,603)
Dividends to noncontrolling interests	—	—	—	—	—	(1,669)	(1,669)
Purchase of treasury shares; 989,821 shares acquired	—	—	—	—	(121,020)	—	(121,020)
Stock plan exercises; 82,989 shares acquired	—	—	—	—	(10,490)	—	(10,490)
Stock options exercised; 119,687 shares issued	—	(8,860)	2,863	—	15,451	—	9,454
Tax benefit from stock option exercises	—	1,394	—	—	—	—	1,394
Stock option expense	—	2,653	—	—	—	—	2,653
Stock awards; 4,846 shares issued	—	4,813	—	—	478	—	5,291

Balance at June 27, 2015	$27,900	$—	$1,762,534	$(171,508)	$(525,877)	$47,544	$1,140,593

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Consolidated Financial Statements

        The Condensed Consolidated Balance Sheet as of June 27, 2015, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week period then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 27, 2015 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2014. The results of operations for the period ended June 27, 2015 are not necessarily indicative of the operating results for the full year.

  Inventories

        Approximately 36% and 44% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 27, 2015 and December 27, 2014, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $39,093 and $47,178 at June 27, 2015 and December 27, 2014, respectively.

        Inventories consisted of the following:

	June 27, 2015	December 27, 2014
Raw materials and purchased parts	$182,927	$179,093
Work-in-process	26,286	27,835
Finished goods and manufactured goods	209,777	199,772

Subtotal	418,990	406,700
Less: LIFO reserve	39,093	47,178

	$379,897	$359,522

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2015	2014	2015	2014
United States	$33,641	$65,096	$66,282	$136,790
Foreign	9,715	34,856	25,519	49,740

	$43,356	$99,952	$91,801	$186,530

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

        The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2015	2014	2015	2014
Net periodic (benefit) expense:
Interest cost	$6,189	$7,312	$12,300	$14,509
Expected return on plan assets	(6,344)	(6,640)	(12,605)	(13,175)

Net periodic (benefit) expense	$(155)	$672	$(305)	$1,334

  Stock Plans

        The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 27, 2015, 1,176,222 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2015	2014	2015	2014
Compensation expense	$1,303	$1,262	$2,653	$2,525
Income tax benefits	501	486	1,021	972

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

        Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,789 ($36,439 at December 27, 2014) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

        The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. During first quarter of 2015, the Company received a special dividend of $5,010 from Delta EMD Pty. Ltd and the market price of the shares were proportionately decreased accordingly. The shares are valued at $4,966 and $9,034 as of June 27, 2015 and December 27, 2014, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value June 27, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$44,755	$44,755	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,473	$45,473	$—	$—

  Comprehensive Income

        Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 27, 2015 and December 27, 2014:

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 27, 2014	$(99,618)	$3,879	$(38,694)	$(134,433)
Current-period comprehensive income (loss)	(38,157)	1,082	—	(37,075)

Balance at June 27, 2015	$(137,775)	$4,961	$(38,694)	$(171,508)

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Under this ASU, inventory will be measured at the "lower of cost and net realizable value" and options that currently exist for "market value" will be eliminated. The ASU defines net realizable value as the "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

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

        On October 6, 2014, the Company acquired Shakespeare Composite Structures (Shakespeare) for $48,272 in cash, plus assumed liabilities. Shakespeare is a manufacturer of fiberglass reinforced composite structures and products with two manufacturing facilities in South Carolina. Shakespeare's annual sales are approximately $55,000 and its operations are included in the Engineered Infrastructure Products segment. The acquisition of Shakespeare was completed to expand our product offering of composite structure solutions.

        The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. The Company expects the fair value measurement process and purchase price allocation for Shakespeare to be completed in the third quarter of 2015.

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

        The Company's Condensed Consolidated Statement of Earnings for the thirteen and twenty-six weeks ended June 27, 2015 included net sales of $44,271 and $86,195 and net earnings of $2,935 and $4,933 resulting from the Valmont SM, AgSense, and Shakespeare acquisitions. The pro forma effect of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(2) ACQUISITIONS (Continued)

these acquisitions on the second quarter and first half of the 2014 Statement of Earnings was as follows:

	Thirteen Weeks Ended June 28, 2014	Twenty-six Weeks Ended June 28, 2014
Net sales	$858,068	$1,658,333
Net earnings	$64,525	$123,441
Earnings per share—diluted	$2.40	$4.59

(3) RESTRUCTURING ACTIVITIES

        In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain businesses. We anticipate the Company will recognize the following pre-tax expenses in conjunction with the initial restructuring activities from the Plan announced in 2015:

	EIP	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$4,000	$1,445	$460	$425	$75	$6,405
Other cash restructuring expenses	725	1,810	225	—	—	2,760
Asset impairments/net loss on disposals	3,850	625	4,150	250	—	8,875

Total cost of sales	8,575	3,880	4,835	675	75	18,040

Severance	3,900	450	—	575	1,025	5,950
Other cash restructuring expenses	750	270	275	100	650	2,045
Asset impairments/net loss on disposals	2,375	—	—	150	1,890	4,415

Total selling, general and administrative expenses	7,025	720	275	825	3,565	12,410

Consolidated total	$15,600	$4,600	$5,110	$1,500	$3,640	$30,450

        Certain of these initial restructuring actions are within the APAC Coatings reporting unit which has approximately $16 million of goodwill as of June 27, 2015. The Company expects these activities to improve the profitability of this reporting unit. Should operating income not improve within this reporting unit after these restructuring activities are implemented, we may have to write off all or a portion of our goodwill for this reporting unit during our annual impairment testing during the third quarter. Inclusive of this goodwill, the Company is currently evaluating additional potential restructuring activities estimated up to $25 million of asset impairments and $5 million of cash expenses.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) RESTRUCTURING ACTIVITIES (Continued)

        The following is a summary of the segments affected by these additional potential restructuring activities under current evaluation and the estimated pre-tax expense:

	EIP	Coatings	Other/ Corporate	TOTAL
Severance	$2,000	$—	$250	$2,250
Other cash restructuring expenses	700	—	250	950
Asset impairments/net loss on disposals	3,800	—	500	4,300

Total cost of sales	6,500	—	1,000	7,500

Severance	500	—	1,150	1,650
Asset impairments/net loss on disposals	600	16,000	3,500	20,100

Total selling, general and administrative expenses	1,100	16,000	4,650	21,750

Consolidated total	$7,600	$16,000	$5,650	$29,250

        During the first quarter of fiscal 2015, the Company's EIP segment recognized approximately $800 of pre-tax expense for severance and other cash restructuring expenses. During the second quarter of fiscal 2015, the Company recognized the following pre-tax restructuring expenses:

	EIP	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$535	$1,380	$310	$—	$73	$2,298
Other cash restructuring expenses	45	375	40	—	—	460
Asset impairments/net loss on disposals	797	295	4,150	—	—	5,242

Total cost of sales	1,377	2,050	4,500	—	73	8,000

Severance	965	405	—	219	240	1,829
Other cash restructuring expenses	125	—	269	—	—	394
Asset impairments/net loss on disposals	2,030	—	—	130	1,890	4,050

Total selling, general and administrative expenses	3,120	405	269	349	2,130	6,273

Consolidated total	$4,497	$2,455	$4,769	$349	$2,203	$14,273

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(3) RESTRUCTURING ACTIVITIES (Continued)

        Liabilities recorded for the restructuring Plan and changes therein for the first half of fiscal 2015 were as follows:

	Balance at December 27, 2014	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at June 27, 2015
Severance	$—	$4,927	$(2,294)	$2,633
Other cash restructuring expenses	—	885	(645)	240

Total cost of sales	$—	$5,812	$(2,939)	$2,873

(4) GOODWILL AND INTANGIBLE ASSETS

  Amortized Intangible Assets

        The components of amortized intangible assets at June 27, 2015 and December 27, 2014 were as follows:

	June 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$206,053	$96,178	13 years
Proprietary Software & Database	3,676	2,985	8 years
Patents & Proprietary Technology	13,029	9,290	8 years
Other	3,858	3,486	3 years

	$226,616	$111,939

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$207,509	$88,538	13 years
Proprietary Software & Database	3,769	2,977	8 years
Patents & Proprietary Technology	12,394	8,537	8 years
Other	4,355	2,998	3 years

	$228,027	$103,050

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2015	2014	2015	2014
$4,737	$4,634	$9,650	$8,737

        Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2015	$18,124
2016	16,322
2017	16,276
2018	14,622
2019	13,795

        The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company's past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company's expected use of the intangible asset.

  Non-amortized intangible assets

        Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 27, 2015 and December 27, 2014 were as follows:

	June 27, 2015	December 27, 2014	Year Acquired
Webforge	$16,997	$16,801	2010
Valmont SM	9,294	10,818	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,971	8,867	2010
Donhad	6,767	6,689	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	3,935	3,889	2010
Other	14,140	14,852

	$75,215	$77,027

        In its determination of these intangible assets as indefinite-lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)

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

  Goodwill

        The carrying amount of goodwill by segment as of June 27, 2015 and December 27, 2014 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 27, 2014	$197,074	$75,404	$74,862	$19,536	$18,235	$385,111
Impairment	(1,737)	—	—	—	—	(1,737)
Foreign currency translation	(2,789)	—	(634)	(78)	213	(3,288)

Balance at June 27, 2015	$192,548	$75,404	$74,228	$19,458	$18,448	$380,086

        During the second quarter of 2015, the Company implemented a plan to divest of a small business in its EIP segment. The goodwill allocated to that business was $1,737 and based on its current estimation of value, the goodwill was determined to be impaired and was recorded in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Earnings. The Company's annual impairment test of goodwill was last performed during the third quarter of 2014. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.

(5) CASH FLOW SUPPLEMENTARY INFORMATION

        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 27, 2015 and June 28, 2014 were as follows:

	2015	2014
Interest	$22,898	$16,564
Income taxes	14,280	77,691

        On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(5) CASH FLOW SUPPLEMENTARY INFORMATION (Continued)

prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 27, 2015, the Company has acquired 3,700,970 shares for approximately $516.1 million under the share repurchase programs.

(6) EARNINGS PER SHARE

        The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 27, 2015:
Net earnings attributable to Valmont Industries, Inc.	$27,873	$—	$27,873
Shares outstanding	23,336	114	23,450
Per share amount	$1.19	$—	$1.19
Thirteen weeks ended June 28, 2014:
Net earnings attributable to Valmont Industries, Inc.	$63,976	$—	$63,976
Shares outstanding	26,623	233	26,856
Per share amount	$2.40	$(0.02)	$2.38
Twenty-six weeks ended June 27, 2015:
Net earnings attributable to Valmont Industries, Inc.	$58,612	$—	$58,612
Shares outstanding	23,602	114	23,716
Per share amount	$2.48	$(0.01)	$2.47
Twenty-six weeks ended June 28, 2014:
Net earnings attributable to Valmont Industries, Inc.	$119,956	$—	$119,956
Shares outstanding	26,669	234	26,903
Per share amount	$4.50	$(0.04)	$4.46

        Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year primarily due to the share buyback program that began in the second quarter of 2014.

        At June 27, 2015, there were 452,459 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(7) BUSINESS SEGMENTS (Continued)

Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$154,688	$164,753	$299,955	$303,730
Communication Products	45,935	43,618	78,491	73,504
Offshore Structures	23,135	47,217	47,983	64,521
Access Systems	37,311	48,764	73,033	91,059

Engineered Infrastructure Products segment	261,069	304,352	499,462	532,814
Utility Support Structures segment:
Steel	139,425	179,574	297,698	371,011
Concrete	23,504	33,456	41,572	56,746

Utility Support Structures segment	162,929	213,030	339,270	427,757
Coatings segment	76,094	85,157	150,454	167,328
Irrigation segment	153,821	219,917	308,297	432,650
Other	50,404	61,786	104,262	120,388

Total	704,317	884,242	1,401,745	1,680,937
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	4,052	18,166	11,126	37,731
Utility Support Structures segment	273	1,025	562	1,520
Coatings segment	12,178	14,770	24,725	29,723
Irrigation segment	3	4	12	13
Other	5,688	7,678	12,799	17,611

Total	22,194	41,643	49,224	86,598
NET SALES:
Engineered Infrastructure Products segment	257,017	286,186	488,336	495,083
Utility Support Structures segment	162,656	212,005	338,708	426,237
Coatings segment	63,916	70,387	125,729	137,605
Irrigation segment	153,818	219,913	308,285	432,637
Other	44,716	54,108	91,463	102,777

Total	$682,123	$842,599	$1,352,521	$1,594,339

OPERATING INCOME:
Engineered Infrastructure Products segment	$17,424	$28,625	$29,406	$42,334
Utility Support Structures segment	10,399	26,375	25,756	59,132
Coatings segment	7,862	15,820	18,861	29,706
Irrigation segment	25,814	41,473	50,116	84,619
Other	6,273	8,343	12,871	16,893
Corporate	(13,772)	(15,860)	(25,327)	(29,060)

Total	$54,000	$104,776	$111,683	$203,624

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        The Company has three tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company's current and future direct and indirect domestic and foreign subsidiaries (collectively the "Guarantors"), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the "Non-Guarantors"). All Guarantors are 100% owned by the parent company.

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

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$311,156	$102,090	$322,555	$(53,678)	$682,123
Cost of sales	232,779	78,149	254,666	(53,019)	512,575

Gross profit	78,377	23,941	67,889	(659)	169,548
Selling, general and administrative expenses	50,913	11,091	53,544	—	115,548

Operating income	27,464	12,850	14,345	(659)	54,000

Other income (expense):
Interest expense	(10,894)	—	(338)	—	(11,232)
Interest income	4	2	610	—	616
Other	(248)	24	196	—	(28)

	(11,138)	26	468	—	(10,644)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	16,326	12,876	14,813	(659)	43,356

Income tax expense (benefit):
Current	7,545	5,223	6,547	(179)	19,136
Deferred	(1,650)	(51)	(3,518)	—	(5,219)

	5,895	5,172	3,029	(179)	13,917

Earnings before equity in earnings of nonconsolidated subsidiaries	10,431	7,704	11,784	(480)	29,439
Equity in earnings of nonconsolidated subsidiaries	17,442	876	—	(18,318)	—

Net earnings	27,873	8,580	11,784	(18,798)	29,439
Less: Earnings attributable to noncontrolling interests	—	—	(1,566)	—	(1,566)

Net earnings attributable to Valmont Industries, Inc	$27,873	$8,580	$10,218	$(18,798)	$27,873

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$640,287	$198,038	$624,791	$(110,595)	$1,352,521
Cost of sales	482,646	153,045	491,651	(109,823)	1,017,519

Gross profit	157,641	44,993	133,140	(772)	335,002
Selling, general and administrative expenses	98,955	22,388	101,976	—	223,319

Operating income	58,686	22,605	31,164	(772)	111,683

Other income (expense):
Interest expense	(21,726)	—	(634)	—	(22,360)
Interest income	13	4	1,473	—	1,490
Other	(897)	—	1,885	—	988

	(22,610)	4	2,724	—	(19,882)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	36,076	22,609	33,888	(772)	91,801

Income tax expense (benefit):
Current	8,937	9,850	12,344	(221)	30,910
Deferred	3,819	(584)	(3,290)	—	(55)

	12,756	9,266	9,054	(221)	30,855

Earnings before equity in earnings of nonconsolidated subsidiaries	23,320	13,343	24,834	(551)	60,946
Equity in earnings of nonconsolidated subsidiaries	35,292	5,181	—	(40,473)	—

Net earnings	58,612	18,524	24,834	(41,024)	60,946
Less: Earnings attributable to noncontrolling interests	—	—	(2,334)	—	(2,334)

Net earnings attributable to Valmont Industries, Inc	$58,612	$18,524	$22,500	$(41,024)	$58,612

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$378,642	$124,414	$387,715	$(48,172)	$842,599
Cost of sales	280,054	91,536	298,764	(48,232)	622,122

Gross profit	98,588	32,878	88,951	60	220,477
Selling, general and administrative expenses	50,164	12,670	52,867	—	115,701

Operating income	48,424	20,208	36,084	60	104,776

Other income (expense):
Interest expense	(7,691)	—	(613)	—	(8,304)
Interest income	6	113	1,458	—	1,577
Other	1,754	140	9	—	1,903

	(5,931)	253	854	—	(4,824)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	42,493	20,461	36,938	60	99,952

Income tax expense (benefit):
Current	9,315	5,458	11,316	28	26,117
Deferred	7,672	2,079	(1,798)	—	7,953

	16,987	7,537	9,518	28	34,070

Earnings before equity in earnings of nonconsolidated subsidiaries	25,506	12,924	27,420	32	65,882
Equity in earnings of nonconsolidated subsidiaries	38,470	8,478	—	(46,978)	(30)

Net earnings	63,976	21,402	27,420	(46,946)	65,852
Less: Earnings attributable to noncontrolling interests	—	—	(1,876)	—	(1,876)

Net earnings attributable to Valmont Industries, Inc	$63,976	$21,402	$25,544	$(46,946)	$63,976

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$755,284	$260,311	$687,996	$(109,252)	$1,594,339
Cost of sales	551,813	191,352	533,398	(109,683)	1,166,880

Gross profit	203,471	68,959	154,598	431	427,459
Selling, general and administrative expenses	97,954	25,661	100,220	—	223,835

Operating income	105,517	43,298	54,378	431	203,624

Other income (expense):
Interest expense	(15,366)	—	(1,135)	—	(16,501)
Interest income	26	296	2,994	—	3,316
Other	1,821	(352)	(5,378)	—	(3,909)

	(13,519)	(56)	(3,519)	—	(17,094)

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	91,998	43,242	50,859	431	186,530

Income tax expense (benefit):
Current	29,193	13,512	16,218	132	59,055
Deferred	5,829	1,667	(2,466)	—	5,030

	35,022	15,179	13,752	132	64,085

Earnings before equity in earnings of nonconsolidated subsidiaries	56,976	28,063	37,107	299	122,445
Equity in earnings of nonconsolidated subsidiaries	62,980	9,023	—	(72,033)	(30)

Net earnings	119,956	37,086	37,107	(71,734)	122,415
Less: Earnings attributable to noncontrolling interests	—	—	(2,459)	—	(2,459)

Net earnings attributable to Valmont Industries, Inc	$119,956	$37,086	$34,648	$(71,734)	$119,956

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$27,873	$8,580	$11,784	$(18,798)	$29,439

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	76	18,252	—	18,328
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	19	—	—	—	19
Gain on cash flow hedges	(301)	—	1,052	—	751
Equity in other comprehensive income	18,978	—	—	(18,978)	—

Other comprehensive income (loss)	18,696	76	19,304	(18,978)	19,098

Comprehensive income	46,569	8,656	31,088	(37,776)	48,537
Comprehensive income attributable to noncontrolling interests	—	—	(1,968)	—	(1,968)

Comprehensive income attributable to Valmont Industries, Inc.	$46,569	$8,656	$29,120	$(37,776)	$46,569

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$58,612	$18,524	$24,834	$(41,024)	$60,946

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(8,812)	(31,038)	—	(39,850)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	37	—	—	—	37
Gain on cash flow hedges	(209)	—	1,254	—	1,045
Equity in other comprehensive income	(36,903)	—	—	36,903	—

Other comprehensive income (loss)	(37,075)	(8,812)	(29,784)	36,903	(38,768)

Comprehensive income	21,537	9,712	(4,950)	(4,121)	22,178
Comprehensive income attributable to noncontrolling interests	—	—	(641)	—	(641)

Comprehensive income attributable to Valmont Industries, Inc.	$21,537	$9,712	$(5,591)	$(4,121)	$21,537

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$63,976	$21,402	$27,420	$(46,946)	$65,852

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	(126)	13,995	—	13,869
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	(133)	—	(33)
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(614)	—	(614)
Equity in other comprehensive income	13,206	—	—	(13,206)	—

Other comprehensive income (loss)	13,306	(126)	13,248	(13,206)	13,222

Comprehensive income	77,282	21,276	40,668	(60,152)	79,074
Comprehensive income attributable to noncontrolling interests	—	—	(1,792)	—	(1,792)

Comprehensive income attributable to Valmont Industries, Inc.	$77,282	$21,276	$38,876	$(60,152)	$77,282

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 28, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$119,956	$37,086	$37,107	$(71,734)	$122,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	—	1,063	24,443	—	25,506
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	200	—	(133)	—	67
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(847)	—	(847)
Equity in other comprehensive income	25,281	—	—	(25,281)	—

Other comprehensive income (loss)	25,481	1,063	23,463	(25,281)	24,726

Comprehensive income	145,437	38,149	60,570	(97,015)	147,141
Comprehensive income attributable to noncontrolling interests	—	—	(1,704)	—	(1,704)

Comprehensive income attributable to Valmont Industries, Inc.	$145,437	$38,149	$58,866	$(97,015)	$145,437

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 27, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$12,453	$1,800	$303,270	$—	$317,523
Receivables, net	146,163	54,606	290,937	—	491,706
Inventories	133,029	51,821	198,598	(3,551)	379,897
Prepaid expenses	6,782	662	49,209	—	56,653
Refundable and deferred income taxes	29,974	6,089	8,009	—	44,072

Total current assets	328,401	114,978	850,023	(3,551)	1,289,851

Property, plant and equipment, at cost	561,190	125,366	437,329	—	1,123,885
Less accumulated depreciation and amortization	334,149	67,516	151,243	—	552,908

Net property, plant and equipment	227,041	57,850	286,086	—	570,977

Goodwill	20,108	107,542	252,436	—	380,086
Other intangible assets	265	41,235	148,392	—	189,892
Investment in subsidiaries and intercompany accounts	1,405,594	854,867	899,268	(3,159,729)	—
Other assets	49,438	—	87,148	—	136,586

Total assets	$2,030,847	$1,176,472	$2,523,353	$(3,163,280)	$2,567,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$215	$—	$881	$—	$1,096
Notes payable to banks	—	—	7,914	—	7,914
Accounts payable	51,355	15,355	119,711	—	186,421
Accrued employee compensation and benefits	33,728	5,209	36,218	—	75,155
Accrued expenses	32,928	6,182	50,873	—	89,983
Dividends payable	8,733	—	—	—	8,733

Total current liabilities	126,959	26,746	215,597	—	369,302

Deferred income taxes	1,085	28,299	33,575	—	62,959
Long-term debt, excluding current installments	759,251	—	6,021	—	765,272
Defined benefit pension liability	—	—	135,068	—	135,068
Deferred compensation	45,231	—	5,825	—	51,056
Other noncurrent liabilities	5,272	—	37,870	—	43,142
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	150,286	1,098,408	(1,248,694)	—
Retained earnings	1,762,534	571,199	420,383	(991,582)	1,762,534
Accumulated other comprehensive income (loss)	(171,508)	(58,008)	(125,620)	183,628	(171,508)
Treasury stock	(525,877)	—	—	—	(525,877)

Total Valmont Industries, Inc. shareholders' equity	1,093,049	1,121,427	2,041,853	(3,163,280)	1,093,049

Noncontrolling interest in consolidated subsidiaries	—	—	47,544	—	47,544

Total shareholders' equity	1,093,049	1,121,427	2,089,397	(3,163,280)	1,140,593

Total liabilities and shareholders' equity	$2,030,847	$1,176,472	$2,523,353	$(3,163,280)	$2,567,392

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 27, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69,869	$2,157	$299,553	$—	$371,579
Receivables, net	158,316	68,414	310,188	—	536,918
Inventories	127,859	54,914	177,512	(763)	359,522
Prepaid expenses	7,087	502	49,323	—	56,912
Refundable and deferred income taxes	53,307	6,194	8,509	—	68,010

Total current assets	416,438	132,181	845,085	(763)	1,392,941

Property, plant and equipment, at cost	556,658	124,182	458,729	—	1,139,569
Less accumulated depreciation and amortization	319,899	65,493	147,724	—	533,116

Net property, plant and equipment	236,759	58,689	311,005	—	606,453

Goodwill	20,108	107,542	257,461	—	385,111
Other intangible assets	292	43,644	158,068	—	202,004
Investment in subsidiaries and intercompany accounts	1,446,989	825,236	887,055	(3,159,280)	—
Other assets	46,587	—	96,572	—	143,159

Total assets	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$213	$—	$968	$—	$1,181
Notes payable to banks	—	—	13,952	—	13,952
Accounts payable	59,893	15,151	121,521	—	196,565
Accrued employee compensation and benefits	48,169	5,385	34,396	—	87,950
Accrued expenses	32,616	6,052	49,812	—	88,480
Dividends payable	9,086	—	—	—	9,086

Total current liabilities	149,977	26,588	220,649	—	397,214

Deferred income taxes	5,584	28,988	37,225	—	71,797
Long-term debt, excluding current installments	759,895	—	6,759	—	766,654
Defined benefit pension liability	—	—	150,124	—	150,124
Deferred compensation	41,803	—	6,129	—	47,932
Other noncurrent liabilities	8,081	—	37,461	—	45,542
Shareholders' equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	150,286	1,098,408	(1,248,694)	—
Retained earnings	1,718,662	552,676	397,302	(949,978)	1,718,662
Accumulated other comprehensive income	(134,433)	(49,196)	(96,065)	145,261	(134,433)
Treasury stock	(410,296)	—	—	—	(410,296)

Total Valmont Industries, Inc. shareholders' equity	1,201,833	1,111,716	2,048,327	(3,160,043)	1,201,833

Noncontrolling interest in consolidated subsidiaries	—	—	48,572	—	48,572

Total shareholders' equity	1,201,833	1,111,716	2,096,899	(3,160,043)	1,250,405

Total liabilities and shareholders' equity	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 27, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$58,612	$18,524	$24,834	$(41,024)	$60,946
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,983	6,278	26,500	—	47,761
Noncash loss on trading securities	—	—	4,582	—	4,582
Impairment of assets	1,890	215	7,187	—	9,292
Stock-based compensation	7,466	—	(3,953)	—	3,513
Defined benefit pension plan expense	—	—	(305)	—	(305)
Contribution to defined benefit pension plan	—	—	(15,735)	—	(15,735)
Gain on sale of property, plant and equipment	(8)	97	453	—	542
Equity in earnings in nonconsolidated subsidiaries	(35,292)	(5,181)	—	40,473	—
Deferred income taxes	3,819	(584)	(3,290)	—	(55)
Changes in assets and liabilities (net of acquisitions):
Receivables	12,153	13,807	6,551	—	32,511
Inventories	10,161	3,093	(41,000)	—	(27,746)
Prepaid expenses	305	(160)	(3,232)	—	(3,087)
Accounts payable	(8,538)	204	3,313	—	(5,021)
Accrued expenses	(13,652)	(46)	7,267	—	(6,431)
Other noncurrent liabilities	(2,729)	—	4,490	—	1,761
Income taxes payable (refundable)	15,016	(5)	806	—	15,817

Net cash flows from operating activities	64,186	36,242	18,468	(551)	118,345

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,065)	(3,147)	(14,546)	—	(24,758)
Proceeds from sale of assets	25	19	1,057	—	1,101
Other, net	24,268	(33,440)	14,517	551	5,896

Net cash flows from investing activities	17,228	(36,568)	1,028	551	(17,761)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(5,890)	—	(5,890)
Proceeds from long-term borrowings	33,000	—	—	—	33,000
Principal payments on long-term borrowings	(33,212)	—	(445)	—	(33,657)
Dividends paid	(17,956)	—	—	—	(17,956)
Dividends to noncontrolling interest	—	—	(1,669)	—	(1,669)
Proceeds from exercises under stock plans	9,454	—	—	—	9,454
Excess tax benefits from stock option exercises	1,394	—	—	—	1,394
Purchase of treasury shares	(121,020)	—	—	—	(121,020)
Purchase of common treasury shares—stock plan exercises	(10,490)	—	—	—	(10,490)

Net cash flows from financing activities	(138,830)	—	(8,004)	—	(146,834)

Effect of exchange rate changes on cash and cash equivalents	—	(31)	(7,775)	—	(7,806)

Net change in cash and cash equivalents	(57,416)	(357)	3,717	—	(54,056)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579

Cash and cash equivalents—end of period	$12,453	$1,800	$303,270	$—	$317,523

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 28, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$119,956	$37,086	$37,107	$(71,734)	$122,415
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,539	6,584	24,245	—	43,368
Noncash loss on trading securities	—	—	3,501	—	3,501
Stock-based compensation	3,686	—	—	—	3,686
Defined benefit pension plan expense	—	—	1,334	—	1,334
Contribution to defined benefit pension plan	—	—	(17,484)	—	(17,484)
Gain on sale of property, plant and equipment	7	(74)	(35)	—	(102)
Equity in earnings in nonconsolidated subsidiaries	(62,980)	(9,023)	—	72,033	30
Deferred income taxes	5,829	1,667	(2,466)	—	5,030
Changes in assets and liabilities (net of acquisitions):
Receivables	(9,471)	34,803	(4,249)	—	21,083
Inventories	9,584	10,651	(13,611)	—	6,624
Prepaid expenses	(1,870)	241	(16,660)	—	(18,289)
Accounts payable	1,352	(3,892)	(26,093)	—	(28,633)
Accrued expenses	(23,205)	(8,411)	1,201	—	(30,415)
Other noncurrent liabilities	1,941	—	(175)	—	1,766
Income taxes payable (refundable)	(22,572)	1,071	(562)	—	(22,063)

Net cash flows from operating activities	34,796	70,703	(13,947)	299	91,851

Cash flows from investing activities:
Purchase of property, plant and equipment	(27,046)	(1,486)	(18,459)	—	(46,991)
Proceeds from sale of assets	21	88	1,042	—	1,151
Acquisitions, net of cash acquired	—	—	(120,483)	—	(120,483)
Other, net	49,004	(74,035)	22,390	(299)	(2,940)

Net cash flows from investing activities	21,979	(75,433)	(115,510)	(299)	(169,263)

Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(1,861)	—	(1,861)
Principal payments on long-term borrowings	(196)	—	(63)	—	(259)
Dividends paid	(13,427)	—	—	—	(13,427)
Intercompany dividends	20,895	—	(20,895)	—	—
Dividends to noncontrolling interest	—	—	(1,340)	—	(1,340)
Intercompany capital contribution	(143,000)	—	143,000	—	—
Proceeds from exercises under stock plans	11,996	—	—	—	11,996
Excess tax benefits from stock option exercises	3,576	—	—	—	3,576
Purchase of treasury shares	(77,084)	—	—	—	(77,084)
Purchase of common treasury shares—stock plan exercises	(11,984)	—	—	—	(11,984)

Net cash flows from financing activities	(209,224)	—	118,841	—	(90,383)

Effect of exchange rate changes on cash and cash equivalents	—	2,691	7,325	—	10,016

Net change in cash and cash equivalents	(152,449)	(2,039)	(3,291)	—	(157,779)
Cash and cash equivalents—beginning of year	215,576	29,797	368,333	—	613,706

Cash and cash equivalents—end of period	$63,127	$27,758	$365,042	$—	$455,927

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

Results of Operations

        Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	% Incr. (Decr.)	June 27, 2015	June 28, 2014	% Incr. (Decr.)
Consolidated
Net sales	$682.1	$842.6	(19.0)%	$1,352.5	$1,594.3	(15.2)%
Gross profit	169.5	220.5	(23.1)%	335.0	427.5	(21.6)%
as a percent of sales	24.8%	26.2%		24.8%	26.8%
SG&A expense	115.5	115.7	(0.2)%	223.3	223.8	(0.2)%
as a percent of sales	16.9%	13.7%		16.5%	14.0%
Operating income	54.0	104.8	(48.5)%	111.7	203.6	(45.1)%
as a percent of sales	7.9%	12.4%		8.3%	12.8%
Net interest expense	10.6	6.7	58.2%	20.9	13.2	58.3%
Effective tax rate	32.1%	34.1%		33.6%	34.4%
Net earnings	$27.9	$64.0	(56.4)%	$58.6	$120.0	(51.2)%
Diluted earnings per share	$1.19	$2.38	(50.0)%	$2.47	$4.46	(44.6)%
Engineered Infrastructure Products
Net sales	257.0	286.2	(10.2)%	488.3	495.1	(1.4)%
Gross profit	63.5	73.9	(14.1)%	118.5	128.4	(7.7)%
SG&A expense	46.1	45.3	1.8%	89.1	86.1	3.5%
Operating income	17.4	28.6	(39.2)%	29.4	42.3	(30.5)%
Utility Support Structures
Net sales	$162.6	$212.0	(23.3)%	$338.7	$426.2	(20.5)%
Gross profit	30.6	45.9	(33.3)%	65.2	98.0	(33.5)%
SG&A expense	20.3	19.6	3.6%	39.5	38.9	1.5%
Operating income	10.3	26.3	(60.8)%	25.7	59.1	(56.5)%
Coatings
Net sales	$63.9	$70.4	(9.2)%	$125.7	$137.6	(8.6)%
Gross profit	17.0	25.3	(32.8)%	36.8	48.6	(24.3)%
SG&A expense	9.1	9.5	(4.2)%	17.9	18.9	(5.3)%
Operating income	7.9	15.8	(50.0)%	18.9	29.7	(36.4)%
Irrigation
Net sales	$153.8	$219.9	(30.1)%	$308.3	$432.6	(28.7)%
Gross profit	47.7	62.9	(24.2)%	93.0	127.6	(27.1)%
SG&A expense	21.9	21.3	2.8%	42.9	42.9	—%
Operating income	25.8	41.6	(38.0)%	50.1	84.7	(40.9)%
Other
Net sales	$44.8	$54.1	(17.2)%	$91.5	$102.8	(11.0)%
Gross profit	10.5	12.4	(15.3)%	21.4	24.7	(13.4)%
SG&A expense	4.2	4.1	2.4%	8.5	7.8	9.0%
Operating income	6.3	8.3	(24.1)%	12.9	16.9	(23.7)%
Net corporate expense
Gross profit	$0.2	$0.1	(100.0)%	$0.1	$0.2	50.0%
SG&A expense	13.9	16.0	(13.1)%	25.4	29.3	(13.3)%
Operating loss	(13.7)	(15.9)	13.8%	(25.3)	(29.1)	13.1%

  NM=Not meaningful

Overview

        On a consolidated basis, the decrease in net sales in the second quarter and first half of fiscal 2015, as compared with 2014, reflected lower sales in all reportable segments. The changes in net sales in the second quarter and first half of fiscal 2015, as compared with fiscal 2014, were as follows:

	Second quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2014	$842.6	$286.2	$212.0	$70.4	$219.9	$54.1
Volume	(101.2)	(12.5)	(24.4)	(5.0)	(57.6)	(1.7)
Pricing/mix	(25.5)	(3.1)	(21.7)	2.9	(1.3)	(2.3)
Acquisitions	21.1	15.7	—	—	5.4	—
Currency translation	(54.9)	(29.3)	(3.3)	(4.4)	(12.6)	(5.3)

Sales—2015	$682.1	$257.0	$162.6	$63.9	$153.8	$44.8

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales—2014	$1,594.3	$495.1	$426.2	$137.6	$432.6	$102.8
Volume	(165.0)	(2.9)	(38.9)	(12.7)	(110.7)	0.2
Pricing/mix	(44.3)	(3.2)	(42.9)	8.4	(3.3)	(3.3)
Acquisitions	53.7	45.0	—	—	8.7	—
Currency translation	(86.2)	(45.7)	(5.7)	(7.6)	(19.0)	(8.2)

Sales—2015	$1,352.5	$488.3	$338.7	$125.7	$308.3	$91.5

        Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

        Acquisitions included DS SM A/S (renamed Valmont SM), AgSense LLC, and Shakespeare. We acquired Valmont SM in March 2014, AgSense in August 2014, and Shakespeare in October 2014. Shakespeare and Valmont SM are reported in the Engineered Infrastructure Products segment, and AgSense is reported in the Irrigation segment. Average steel index prices for both hot rolled coil and plate decreased substantially in North America over the three and six month periods ended June 27, 2015 compared to June 28, 2014. Decreases in sales pricing and volumes offset the increase in gross profit realized from the lower steel prices.

Restructuring Plan

        In April 2015, our Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain of our businesses. We expect to incur pre-tax cash expenses of $17 million and asset impairments of approximately $13 million. These charges are expected to be incurred over the remainder of 2015. Approximately $14.3 million of restructuring expense was recorded during the second quarter of 2015; $8.0 million in cost of goods sold and $6.3 million in selling, general, and administrative expense. The decrease in second quarter 2015 gross profit due to restructuring expense by segment is as follows:

Gross Profit	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(8.0)	$(1.4)	$(2.0)	$(4.5)	$—	$(0.1)	$—

        The decrease in second quarter 2015 operating income due to restructuring expense by segment is as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(14.3)	$(4.5)	$(2.5)	$(4.8)	$(0.3)	$(0.1)	$(2.1)

        Certain of these restructuring actions are within the APAC Coatings reporting unit which has approximately $16 million of goodwill as of June 27, 2015. We expect these activities to improve the profitability of this reporting unit. Should operating income not improve within this reporting unit after these restructuring activities are implemented, we may have to write off all or a portion of our goodwill for this reporting unit during our annual impairment testing during the third quarter. In addition to this goodwill, we are also evaluating other potential restructuring activities authorized under the Plan. In total, these restructuring items could result in asset impairments of up to $25 million and cash charges of $5 million.

        In the second quarter and first half of fiscal 2015, we realized a decrease in operating profit, as compared with fiscal 2014, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(5.4)	$(2.4)	$—	$(0.3)	$(2.5)	$(0.4)	$0.2
Year-to-date	$(7.7)	$(3.2)	$(0.1)	$(0.6)	$(3.5)	$(0.6)	$0.3

        The decrease in gross margin (gross profit as a percent of sales) in fiscal 2015, as compared with 2014, was due to a combination of lower sales prices, unfavorable sales mix, restructuring charges, and reduced sales volumes in 2015, as compared with 2014.

        Selling, general and administrative (SG&A) spending in the second quarter and first half of fiscal 2015, as compared with the same periods in 2014, decreased slightly due to the following factors:

  •
  currency translation effects of $6.4 million and $8.9 million, respectively, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian Real, Euro, and South Africa Rand; and

  •
  decreased employee incentive accruals of $4.4 million and $6.7 million, due to lower operating results.

        The above reductions in SG&A were partially offset by the following:

  •
  the acquisition of Valmont SM, AgSense, and Shakespeare with expenses of $3.4 million and $8.9 million, respectively; and

  •
  expenses incurred related to the restructuring plan during the second quarter of $6.3 million.

        The decrease in operating income on a reportable segment basis in 2015, as compared to 2014, was due to reduced operating performance in all segments. The decrease in operating income is primarily attributable to lower volumes and sales prices, restructuring expenses, and currency translation effects.

        Net interest expense increased in the second quarter and first half of fiscal 2015, as compared with 2014, primarily due to additional long-term debt borrowed in the third quarter of 2014. In addition, interest income decreased due to less cash on hand due to the share buyback program.

        The increase in other expense in the second quarter of 2015, as compared with 2014, was due to a smaller gain on deferred compensation assets of $1.1 million and less favorable foreign currency transaction gains/losses due to currency exchange rate changes. The decrease in other expense in the first half of fiscal 2015, as compared with 2014, was primarily attributable to the difference in the investment income from the Company's shares of Delta EMD. In 2014, we recorded a non-cash mark to market loss of $3.5 million and in 2015, we received a $5.0 million special dividend offset by a noncash mark to market loss of approximately $4.6 million. The remaining decrease in other expense relates to a smaller gain on deferred compensation assets of $0.7 million and more favorable currency transactional gains/losses.

        Our effective income tax rate in the second quarter and first half of fiscal 2015 was lower when compared with the same period in fiscal 2014. The reduction relates to a tax benefit recorded in 2015 for certain withholding taxes paid in foreign jurisdictions.

        Earnings attributable to noncontrolling interest was relatively flat in the second quarter and first half of fiscal 2015, as compared with the same periods in 2014.

        Our cash flows provided by operations were approximately $118.3 million in the first half of fiscal 2015, as compared with $91.9 million provided by operations in 2014. The increase in operating cash flow in the first half of fiscal 2015 was the result of improved net working capital, partially offset by lower net earnings, compared with 2014.

  Engineered Infrastructure Products (EIP) segment

        The decrease in net sales in the second quarter and first half of fiscal 2015 as compared with 2014 was primarily due to unfavorable foreign currency translation effects of $29.3 million and $45.7 million, respectively, and lower sales volumes. These reductions were partially offset by the acquisitions of Valmont SM in March 2014 and Shakespeare in October 2014, which added sales in the second quarter and first half of fiscal 2015 of $15.7 million and $45.0 million, respectively.

        Global lighting, traffic, and roadway product sales in the second quarter and first half of 2015 were lower compared to the same periods in fiscal 2014. In the second quarter and first half of fiscal 2015, sales volumes in the U.S. were higher in the commercial steel and aluminum markets and slightly lower in the transportation markets. The transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales volumes in Canada decreased in the second quarter and first half of 2015 as compared to 2014, due to lower volumes and unfavorable currency impacts. Sales in Europe were lower in the second quarter and first half of fiscal 2015 compared to the same periods in fiscal 2014, due to unfavorable currency translation effects that were offset to an extent by higher volumes relating to a large project in the Middle East that ended in the second quarter. The domestic markets in general remain subdued in Europe. In the Asia Pacific region, sales were slightly lower in the second quarter and first half of fiscal 2015, as compared to 2014, due to lower investment activity in both China and Australia. Highway safety product sales decreased slightly in the second quarter and first half of 2015 compared to 2014, due to unfavorable foreign currency translation that was partially offset by increased volume due to improvement in highway project activity in Australia and New Zealand.

        Communication product line sales were slightly higher in the second quarter and first half of fiscal 2015, as compared with the same periods in fiscal 2014. North America communication structure sales decreased, primarily due to one customer who significantly reduced its 4G wireless network build out in 2015 compared with 2014. Communication component sales were flat year over year. In China, sales of wireless communication structures in the second quarter and first half of fiscal 2015 increased over the same period in 2014 as the investment levels by the major wireless carriers have remained strong and we have increased our market share through better sales coverage.

        Access systems product line sales decreased in the second quarter and first half of 2015, as compared with 2014, primarily due to the negative impact of currency translation effects and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia, weaker market conditions in China, and fewer oil and gas related construction projects.

        Offshore structures sales were down $24.1 million and $16.5 million in the second quarter and first half of 2015, as compared to the same periods in 2014. These decreases are impacted by unfavorable currency translation effects of $9.1 million and $12.3 million in the second quarter and first half of 2015, respectively, as well as reduced volumes partially offset by two additional months of sales in 2015. A delay in wind energy product introduction by our customers has resulted in some projects being postponed. An additional factor contributing to the sales decrease was the postponement of oil and gas orders due to lower oil prices.

        Operating income for the segment in the second quarter and first half of fiscal 2015 was lower, as compared with the same period of fiscal 2014, due to restructuring charges recorded in the second quarter and first half of 2015 and unfavorable currency translation effects of $2.4 million and $3.2 million, respectively. The remainder of the decrease can be attributed to lower volumes and sales mix. The slight increase in SG&A spending in the second quarter and first half of 2015 was due to the Shakespeare and Valmont SM acquisitions totaling $2.3 million and $6.7 million, respectively, and restructuring charges incurred in 2015. These increases were partially offset by currency translation effects.

  Utility Support Structures (Utility) segment

        In the Utility segment, sales decreased in the second quarter and first half of 2015, as compared with 2014, due to lower sales volume, a decrease in average selling prices, most notably for our steel products, and an unfavorable sales mix. Our mix of revenue from very large transmission projects in second quarter and first half of 2015 was unfavorable to same periods of 2014. A backlog including some very large transmission projects at year-end 2013 provided for the more favorable mix of large transmission projects revenue in first quarter of 2014. Declining steel prices during the first half of 2015 and a competitive pricing environment also contributed to lower average selling prices in the second quarter of 2015 compared to 2014.

        In North America, sales volumes in tons for steel and concrete utility structures were down in the first half of 2015, as compared with 2014. Our large utility customers delayed capital investment in transmission and we believe this trend will continue for the remainder of 2015. The pricing environment in North America continues to be very competitive. In the second quarter and first half of 2015, as compared to 2014, international utility structures sales decreased due to unfavorable currency translation effects and lower volumes in the Asia-Pacific region.

        SG&A expense was slightly lower in the second quarter and first half of 2015, as compared with 2014, primarily due to lower employee compensation and sales commissions, offset to an extent by restructuring costs. Operating income in the second quarter and first half of 2015, as compared with 2014, decreased due to lower volumes, sales margins, and reduced leverage of fixed costs. While we initiated a number of actions to improve our cost structure in this segment, including certain restructuring activities, the full effect will be recognized upon a rebound in our sales volumes.

  Coatings segment

        Coatings segment sales in North America decreased in the second quarter and first half of 2015, as compared with 2014, due to lower sales volumes and currency translation effects related to the strengthening of the U.S. dollar against the Canadian dollar. Intercompany sales volumes in North America were down as well. Those decreases were partially offset by price increases to recover higher costs for zinc in 2015 as compared to 2014. Coatings sales in Asia Pacific decreased primarily due to currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. Continued weak demand in Australia led to the lower volumes that were partially offset by price increases to recover higher costs of zinc. Sales in Asia were relatively flat in the second quarter and first half of 2015.

        SG&A expense decreased in the second quarter and first half of 2015, as compared to the same periods in 2014, by $0.3 million and $1.0 primarily due to currency translation effects. Operating income was lower in the second quarter and first half of 2015, as compared with 2014, due to $4.8 million of restructuring costs in Australia, the lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America.

  Irrigation segment

        The decrease in Irrigation segment net sales in the second quarter and first half of fiscal 2015, as compared with 2014, was mainly due to sales volume decreases in both North American and International markets. In fiscal 2015, net farm income in the United States is expected to decrease 32% from the levels of 2014, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in the second quarter and first half of 2015, as compared with 2014. In international markets, sales decreased in the second quarter and first half of 2015, as compared with 2014, primarily due to reduced volumes in Brazil, Eastern Europe, and the Middle East and unfavorable currency translation effects in Brazil and South Africa.

        SG&A was relatively flat in the second quarter and first half of fiscal 2015, as compared with 2014; SG&A increased due to AgSense (acquired in August 2014) of $1.1 million and $2.1 million, respectively, offset by currency translation reductions of $0.9 million and $1.4 million, respectively. Operating income for the segment declined in the second quarter and first half of fiscal 2015 over 2014, due to sales volume decreases and associated operating deleverage of fixed operating costs, unfavorable currency impacts, and slightly lower pricing. These reductions were partially offset by the operating income of AgSense that was acquired in August 2014, lower average steel purchase prices, and reduced factory spending to adjust to the lower sales volumes.

  Other

        This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the second quarter and first half of fiscal 2015, as compared with 2014, was due in part to unfavorable currency translation of $5.3 million and $8.2 million, respectively. Grinding media volumes were slightly lower in the second quarter but higher in the first half of 2015. Tubing sales in 2015 were lower due to a decline in steel prices and lower volumes. Industrial fasteners sales were down due to lower volumes in 2015. Operating income in the second quarter and first half of fiscal 2015 was lower than the same periods in 2014, due primarily to lower tubing and industrial fasteners sales volumes and unfavorable currency translation.

  Net corporate expense

        Net corporate expense in the second quarter and first half of fiscal 2015 decreased over the same period in fiscal 2014. These decreases were mainly due to lower employee incentives of $4.4 million and $6.0 million associated with reduced net earnings, respectively, offset partially by restructuring expenses in the second quarter of $2.1 million.

Liquidity and Capital Resources

  Cash Flows

        Working Capital and Operating Cash Flows—Net working capital was $920.5 million at June 27, 2015, as compared with $995.7 million at December 27, 2014. The decrease in net working capital in 2015 mainly resulted from decreased cash which was used in the share repurchase program and lower accounts receivable due to improved collections. Cash flow provided by operations was $118.3 million in the first half of 2015, as compared with $91.9 million in first half of 2014. The increase in operating cash flow in 2015 was primarily the result of working capital improvements over 2014, offset to an extent by reduced net earnings.

        Investing Cash Flows—Capital spending in the first half of fiscal 2015 was $24.8 million, as compared with $47.0 million for the same period in 2014. Significant capital spending projects in 2015 and 2014 include certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2015 fiscal year to be approximately $60 million. The biggest contributor to lower investing cash outflows in 2015 as compared to 2014, was no acquisitions in the first half of 2015 and $120.5 million in the first half of 2014 for the acquisition of Valmont SM.

        Financing Cash Flows—Our total interest-bearing debt decreased slightly to $774.3 million at June 27, 2015 from $781.8 million at December 27, 2014. Financing cash flows changed from a use of approximately $90.4 million in the first half of fiscal 2014 to a use of approximately $146.9 million in the first half of fiscal 2015. The primary change was due to the Company purchasing $44.0 million more treasury shares in 2015 over 2014 related to the share repurchase program.

  Financing and Capital

        On May 13, 2014, we announced a new capital allocation philosophy which covered a share repurchase program. The Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015, the Board of Directors authorized an additional $250 million of share purchase, without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time.

        As of June 27, 2015, we have acquired approximately 3.7 million shares for approximately $516.1 million under these share repurchase programs. As of July 22, 2015, the date as of which we report on the cover of this form 10-Q the number of outstanding shares of our common stock, we have acquired a total of 3.74 million shares for approximately $521.0 million under these share repurchase programs.

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

        Our debt financing at June 27, 2015 is primarily long-term debt consisting of:

  •
  $250.2 million face value ($255.2 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

  •
  $250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

  •
  $250 million face value ($246.7 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

  •
  We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

        At June 27, 2015 and December 27, 2014, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 27, 2015, we had the ability to borrow $581.4 million under this facility, after consideration of standby letters of credit of $18.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $105.9 million, $98.8 million of which was unused at June 27, 2015.

        Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

        The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. The debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired business. As such, our calculations below are on an Adjusted EBITDA basis. Our key debt covenants are as follows:

  •
  Interest-bearing debt is not to exceed 3.5X Adjusted EBITDA of the prior four quarters; and

  •
  Adjusted EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

        At June 27, 2015, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 27, 2015 were as follows:

Interest-bearing debt	$774,282
Adjusted EBITDA—last four quarters	324,373
Leverage ratio	2.39
Adjusted EBITDA—last four quarters	$324,373
Interest expense—last four quarters	45,127
Interest earned ratio	7.19

        The calculation of Adjusted EBITDA-last four quarters (June 28, 2014 through June 27, 2015) is as follows:

Net cash flows from operations	$200,590
Interest expense	45,127
Income tax expense	61,663
Impairment of assets	(9,292)
Loss on investment	(4,876)
Non-cash debt refinancing expense	2,478
Acquisition earn-out release	4,300
Deferred income tax benefit	(166)
Noncontrolling interest	(5,217)
Equity in earnings of nonconsolidated subsidiaries	60
Stock-based compensation	(6,557)
Pension plan expense	(999)
Contribution to pension plan	16,424
Changes in assets and liabilities	20,644
Other	(1,036)

EBITDA	323,143
Shakespeare EBITDA—June 29, 2014—Oct. 5, 2014	1,230
Adjusted EBITDA	$324,373

Net earnings attributable to Valmont Industries, Inc.	$122,632
Interest expense	45,127
Income tax expense	61,663
Depreciation and amortization expense	93,721

EBITDA	323,143
Shakespeare EBITDA—Jun 29, 2014—Oct. 5, 2014	1,230

Adjusted EBITDA	$324,373

        During the third quarter of 2014, we incurred $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it has not been added back in the Adjusted EBITDA reconciliation to cash flows from operation or net earnings for the four quarters between June 28, 2014 and June 27, 2015.

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

        We have not made any provision for U.S. income taxes in our financial statements on approximately $683.7 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at June 27, 2015, approximately $299.1 million is held in entities outside the United States with $108.9 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $108.9 million of Delta Ltd.'s cash balances.

        If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $21.9 million in income taxes to repatriate that cash.

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

Critical Accounting Policies

        There have been no changes in our critical accounting policies as described on pages 42-45 in our Form 10-K for the fiscal year ended December 27, 2014 during the quarter ended June 27, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Steel is a key material we use and over the last several years, prices for this commodity have been volatile. Our main strategy in managing this risk is a combination of fixed price purchase contracts with our vendors to reduce the volatility and sales price increases where possible. This commodity is most significant for our utility support structures segment where the cost of steel has been approximately 50% of the net sales on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures by approximately $30 million on a year-to-date basis ended June 27, 2015.

        There were no other material changes in the company's market risk during the quarter ended June 27, 2015. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 27, 2014.

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

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program(1)
March 29, 2015 to April 25, 2015	129,301	$120.14	129,301	$266,520,000
April 26, 2015 to May 30, 2015	164,413	125.12	164,413	245,948,000
May 31, 2015 to June 27, 2015	97,880	122.73	97,880	233,935,000

Total	391,594	$122.88	391,594	$233,935,000

(1)
On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 27, 2015, we have acquired 3,700,970 shares for approximately $516.1 million under this share repurchase program.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH Mark C. Jaksich Executive Vice President and Chief Financial Officer

Dated this 29th day of July, 2015.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.