Form 10-Q
period 2015-09-26
VALMONT INDUSTRIES INC
filed 2015-10-30
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to
Commission file number 1-31429
_____________________________________
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
________________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
23,038,856
Outstanding shares of common stock as of October 19, 2015

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Product sales	$560,518	$686,508	$1,776,194	$2,134,395
Services sales	72,057	79,160	208,902	225,612
Net sales	632,575	765,668	1,985,096	2,360,007
Product cost of sales	427,688	515,217	1,348,402	1,586,127
Services cost of sales	48,136	50,951	144,941	146,921
Total cost of sales	475,824	566,168	1,493,343	1,733,048
Gross profit	156,751	199,500	491,753	626,959
Selling, general and administrative expenses	104,539	111,697	327,858	335,532
Impairment of goodwill and intangible assets	15,200	—	15,200	—
Operating income	37,012	87,803	148,695	291,427
Other income (expenses):
Interest expense	(11,120)	(8,716)	(33,480)	(25,217)
Interest income	905	1,477	2,395	4,793
Costs associated with refinancing of debt	—	(38,705)	—	(38,705)
Other	(1,230)	(2,344)	(242)	(6,253)
	(11,445)	(48,288)	(31,327)	(65,382)
Earnings before income taxes	25,567	39,515	117,368	226,045
Income tax expense (benefit):
Current	6,746	23,290	37,656	82,345
Deferred	5,272	(9,064)	5,217	(4,034)
	12,018	14,226	42,873	78,311
Earnings before equity in earnings of nonconsolidated subsidiaries	13,549	25,289	74,495	147,734
Equity in earnings of nonconsolidated subsidiaries	—	(4)	—	(34)
Net earnings	13,549	25,285	74,495	147,700
Less: Earnings attributable to noncontrolling interests	(1,483)	(1,726)	(3,817)	(4,185)
Net earnings attributable to Valmont Industries, Inc.	$12,066	$23,559	$70,678	$143,515
Earnings per share:
Basic	$0.52	$0.93	$3.02	$5.48
Diluted	$0.52	$0.92	$3.00	$5.43
Cash dividends declared per share	$0.375	$0.375	$1.125	$1.000
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	23,057	25,287	23,420	26,208
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	23,170	25,513	23,534	26,439
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net earnings	$13,549	$25,285	$74,495	$147,700
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(53,518)	(59,001)	(93,368)	(33,495)
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	18	383	55	450
Realized (gain) loss included in net earnings during the period	(439)	983	(439)	983
Gain on cash flow hedges	110	4,837	1,155	4,837
Actuarial gain (loss) in defined benefit pension plan	—	1,116	—	269
Other comprehensive income (loss)	(53,829)	(51,682)	(92,597)	(26,956)
Comprehensive income (loss)	(40,280)	(26,397)	(18,102)	120,744
Comprehensive loss (income) attributable to noncontrolling interests	847	89	206	(1,615)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(39,433)	$(26,308)	$(17,896)	$119,129

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except shares and per share amounts)
(Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$312,851	$371,579
Receivables, net	501,403	536,918
Inventories	368,290	359,522
Prepaid expenses	52,208	56,912
Refundable and deferred income taxes	44,736	68,010
Total current assets	1,279,488	1,392,941
Property, plant and equipment, at cost	1,083,211	1,139,569
Less accumulated depreciation and amortization	539,976	533,116
Net property, plant and equipment	543,235	606,453
Goodwill	362,683	385,111
Other intangible assets, net	175,157	202,004
Other assets	129,138	143,159
Total assets	$2,489,701	$2,729,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,099	$1,181
Notes payable to banks	1,496	13,952
Accounts payable	186,581	196,565
Accrued employee compensation and benefits	70,249	87,950
Accrued expenses	104,779	88,480
Dividends payable	8,649	9,086
Total current liabilities	372,853	397,214
Deferred income taxes	66,200	71,797
Long-term debt, excluding current installments	764,823	766,654
Defined benefit pension liability	129,600	150,124
Deferred compensation	48,637	47,932
Other noncurrent liabilities	41,811	45,542
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,767,621	1,718,662
Accumulated other comprehensive income (loss)	(223,007)	(134,433)
Treasury stock	(552,780)	(410,296)
Total Valmont Industries, Inc. shareholders’ equity	1,019,734	1,201,833
Noncontrolling interest in consolidated subsidiaries	46,043	48,572
Total shareholders’ equity	1,065,777	1,250,405
Total liabilities and shareholders’ equity	$2,489,701	$2,729,668
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net earnings	$74,495	$147,700
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	70,859	64,460
Noncash loss on trading securities	5,020	4,859
Impairment of assets - restructuring activities	12,659	—
Impairment of goodwill & intangible assets	15,200	—
Non-cash debt refinancing costs	—	(2,478)
Stock-based compensation	5,667	5,444
Change in fair value of contingent consideration	—	4,300
Defined benefit pension plan expense (benefit)	(460)	2,003
Contribution to defined benefit pension plan	(15,735)	(18,245)
Gain on sale of property, plant and equipment	1,263	58
Equity in earnings in nonconsolidated subsidiaries	—	34
Deferred income taxes	5,217	(4,034)
Changes in assets and liabilities (net of acquisitions):
Receivables	5,551	(19,951)
Inventories	(25,447)	(4,152)
Prepaid expenses	5,275	(19,182)
Accounts payable	832	(21,082)
Accrued expenses	7,368	(27,926)
Other noncurrent liabilities	887	(6,409)
Income taxes refundable	14,171	(22,702)
Net cash flows from operating activities	182,822	82,697
Cash flows from investing activities:
Purchase of property, plant and equipment	(34,447)	(63,412)
Proceeds from sale of assets	3,256	2,107
Acquisitions, net of cash acquired	—	(137,438)
Other, net	5,980	2,992
Net cash flows from investing activities	(25,211)	(195,751)
Cash flows from financing activities:
Net borrowings under short-term agreements	(12,322)	(1,065)
Proceeds from long-term borrowings	37,000	652,540
Principal payments on long-term borrowings	(37,878)	(357,059)
Settlement of financial derivatives	—	4,837
Dividends paid	(26,708)	(23,357)
Dividends to noncontrolling interest	(2,323)	(1,340)
Debt issuance costs	—	(5,464)
Purchase of treasury shares	(148,220)	(316,296)
Proceeds from exercises under stock plans	10,902	12,824
Excess tax benefits from stock option exercises	1,458	3,916
Purchase of common treasury shares—stock plan exercises	(12,135)	(12,739)
Net cash flows from financing activities	(190,226)	(43,203)
Effect of exchange rate changes on cash and cash equivalents	(26,113)	(5,231)
Net change in cash and cash equivalents	(58,728)	(161,488)
Cash and cash equivalents—beginning of year	371,579	613,706
Cash and cash equivalents—end of period	$312,851	$452,218
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 28, 2013	$27,900	$—	$1,562,670	$(47,685)	$(20,860)	$22,821	$1,544,846
Net earnings	—	—	143,515	—	—	4,185	147,700
Other comprehensive income (loss)	—	—	—	(24,386)	—	(2,570)	(26,956)
Cash dividends declared	—	—	(25,950)	—	—	—	(25,950)
Dividends to noncontrolling interests	—	—	—	—	—	(1,340)	(1,340)
Acquisition of AgSense	—	—	—	—	—	16,333	16,333
Acquisition of DS SM	—	—	—	—	—	9,232	9,232
Addition of noncontrolling interest	—	—	—	—	—	404	404
Purchase of treasury shares; 2,126,392 shares acquired	—	—	—	—	(316,296)	—	(316,296)
Stock plan exercises; 83,431 shares acquired	—	—	—	—	(12,739)	—	(12,739)
Stock options exercised; 171,508 shares issued	—	(9,360)	7,301	—	14,883	—	12,824
Tax benefit from stock option exercises	—	3,916	—	—	—	—	3,916
Stock option expense	—	3,767	—	—	—	—	3,767
Stock awards; 8,247 shares issued	—	1,677	—	—	1,268	—	2,945
Balance at September 27, 2014	$27,900	$—	$1,687,536	$(72,071)	$(333,744)	$49,065	$1,358,686
Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	70,678	—	—	3,817	74,495
Other comprehensive income (loss)	—	—	—	(88,574)	—	(4,023)	(92,597)
Cash dividends declared	—	—	(26,249)	—	—	—	(26,249)
Dividends to noncontrolling interests	—	—	—	—	—	(2,323)	(2,323)
Purchase of treasury shares; 1,236,771 shares acquired	—	—	—	—	(148,220)	—	(148,220)
Stock plan exercises; 98,367 shares acquired	—	—	—	—	(12,135)	—	(12,135)
Stock options exercised; 138,657 shares issued	—	(11,078)	4,530	—	17,450	—	10,902
Tax benefit from stock option exercises	—	1,458	—	—	—	—	1,458
Stock option expense	—	3,936	—	—	—	—	3,936
Stock awards; 5,943 shares issued	—	5,684	—	—	421	—	6,105
Balance at September 26, 2015	$27,900	$—	$1,767,621	$(223,007)	$(552,780)	$46,043	$1,065,777

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 26, 2015, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week period then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 26, 2015 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 27, 2014. The results of operations for the period ended September 26, 2015 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 38% and 44% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 26, 2015 and December 27, 2014, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $37,068 and $47,178 at September 26, 2015 and December 27, 2014, respectively.
Inventories consisted of the following:

	September 26, 2015	December 27, 2014
Raw materials and purchased parts	$181,618	$179,093
Work-in-process	28,934	27,835
Finished goods and manufactured goods	194,806	199,772
Subtotal	405,358	406,700
Less: LIFO reserve	37,068	47,178
	$368,290	$359,522

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2015	2014	2015	2014
United States	$26,343	$4,844	$92,625	$141,635
Foreign	(776)	34,671	24,743	84,410
	$25,567	$39,515	$117,368	$226,045
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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net periodic (benefit) expense:	2015	2014	2015	2014
Interest cost	$6,186	$7,274	$18,486	$21,783
Expected return on plan assets	(6,341)	(6,605)	(18,946)	(19,780)
Net periodic (benefit) expense	$(155)	$669	$(460)	$2,003
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 26, 2015, 1,223,563 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from six to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2015	2014	2015	2014
Compensation expense	$1,283	$1,242	$3,936	$3,767
Income tax benefits	494	478	1,515	1,450
Equity Method Investments
The Company has equity method investments in non-consolidated subsidiaries, which are recorded within "Other assets" on the Condensed Consolidated Balance Sheet.
Fair Value
The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820 establishes a three‑level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $38,005 ($36,439 at December 27, 2014) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. During first quarter of 2015, the Company received a special dividend of $5,010 from Delta EMD Pty. Ltd and the market price of the shares were proportionately decreased accordingly. The shares are valued at $4,370 and $9,034 as of September 26, 2015 and December 27, 2014, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$42,375	$42,375	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,473	$45,473	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 26, 2015 and December 27, 2014:

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 27, 2014	$(99,618)	$3,879	$(38,694)	$(134,433)
Current-period comprehensive income (loss)	(89,345)	771	—	(88,574)
Balance at September 26, 2015	$(188,963)	$4,650	$(38,694)	$(223,007)
Subsequent Events
On September 30, 2015, the Company purchased 100% of the outstanding shares of American Galvanizing for
$13.2 million in cash, net of assumed liabilities. American Galvanizing operates a galvanizing operation in Folsom, New Jersey. American Galvanizing's annual sales are approximately $8.5 million and it will be included in the Coatings Segment. The acquisition, which was funded by cash held by the Company, was completed to extend the Company's presence in the northeast United States.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 is effective for interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.
(2) ACQUISITIONS
On March 3, 2014, the Company purchased 90% of the outstanding shares of DS SM A/S, which was renamed Valmont SM. Valmont SM is a manufacturer of heavy complex steel structures for a diverse range of industries including wind energy, offshore oil and gas, and electricity transmission. Valmont SM operates two manufacturing locations in Denmark and its operations are reported in the Engineered Infrastructure Products Segment. The purchase price paid for the business at closing (net of $56 cash acquired) was $120,483, including the payoff of an intercompany note payable by Valmont SM to its prior affiliates. The purchase is subject to an earn-out clause that is contingent on meeting future operational metrics for which no liability has been established based on expectations. The earn-out clause expires on December 31, 2016. The acquisition, which was funded by cash held by the Company, was completed to participate in markets for wind energy, oil and gas exploration, power transmission and other related infrastructure projects and to increase the Company's geographic footprint in Europe. The Company also funded a portion of the acquisition with an intercompany note payable. The excess purchase price over the fair value of assets resulted in goodwill, which is not deductible for tax purposes.

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

On October 6, 2014, the Company acquired Shakespeare Composite Structures (Shakespeare) for $48,272 in cash, plus assumed liabilities. Shakespeare is a manufacturer of fiberglass reinforced composite structures and products with two manufacturing facilities in South Carolina. Shakespeare's annual sales are approximately $55,000 and its operations are included in the Engineered Infrastructure Products segment. The acquisition of Shakespeare was completed to expand our product offering of composite structure solutions. The fair value measurement process and purchase price allocation for Shakespeare were finalized in the third quarter of 2015.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS (Continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the Shakespeare acquisition (goodwill is deductible for tax purposes):

At October 6, 2014
Current assets	$12,532
Property, plant and equipment	10,694
Intangible assets	13,500
Goodwill	15,416
Total fair value of assets acquired	$52,142
Current liabilities	3,870
Net assets acquired	$48,272
Based on the fair value assessments, the Company allocated $13,500 of the purchase price to acquired intangible assets. The following table summarizes the major classes of Shakespeare acquired intangible assets and the respective weighted-average amortization periods:

	Amount	Weighted Average Amortization Period (Years)
Trade Names	$4,000	Indefinite
Customer Relationships	9,500	12.0
Total Intangible Assets	$13,500
On August 25, 2014, the Company acquired 51% of AgSense, LLC (AgSense) for $17 million in cash. AgSense operates in South Dakota and is the creator of global WagNet network which provides growers with a more complete view of their entire farming operation by tying irrigation decision making to field, crop and weather conditions. In the measurement of fair values of assets acquired and liabilities assumed, goodwill of $17,193 and $16,083 of customer relationships, trade name and other intangible assets were recorded. A portion of the goodwill is deductible for tax purposes. AgSense is included in the Irrigation Segment. The fair value measurement process and purchase price allocation for AgSense were finalized in the second quarter of 2015.
The Company’s Condensed Consolidated Statement of Earnings for the thirteen and thirteen-nine weeks ended September 26, 2015 included net sales of $45,201 and $131,396 and net earnings of $2,333 and $7,266 resulting from the Valmont SM, AgSense, and Shakespeare acquisitions. The pro forma effect of these acquisitions on the third quarter and first three quarters of the 2014 Statement of Earnings was as follows:

	Thirteen Weeks Ended September 27, 2014	Thirty-nine Weeks Ended September 27, 2014
Net sales	$780,478	$2,438,811
Net earnings	$24,002	$147,443
Earnings per share—diluted	$0.94	$5.58

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) RESTRUCTURING ACTIVITIES
In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain businesses. We anticipate the Company will recognize the following pre-tax expenses in conjunction with the initial restructuring activities from the Plan announced in 2015:

	EIP	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$3,850	$1,638	$429	$245	$75	$6,237
Other cash restructuring expenses	1,612	1,895	178	100	—	3,785
Asset impairments/net loss on disposals	2,573	788	4,699	—	—	8,060
Total cost of sales	8,035	4,321	5,306	345	75	18,082

Severance	4,335	404	—	629	1,250	6,618
Other cash restructuring expenses	—	328	270	—	—	598
Asset impairments/net loss on disposals	2,080	—	—	130	3,700	5,910
Total selling, general and administrative expenses	6,415	732	270	759	4,950	13,126
Consolidated total	$14,450	$5,053	$5,576	$1,104	$5,025	$31,208

The Company is currently evaluating additional potential restructuring activities estimated at $8 million of asset impairments and $5 million of cash expenses.  The following is a summary of the segments affected by these additional potential restructuring activities under current evaluation and the estimated pre-tax expense:

	EIP	Other/ Corporate	TOTAL
Severance	$2,000	$250	$2,250
Other cash restructuring expenses	700	250	950
Asset impairments/net loss on disposals	3,800	500	4,300
Total cost of sales	6,500	1,000	7,500
Severance	500	1,150	1,650
Asset impairments/net loss on disposals	600	3,500	4,100
Total selling, general and administrative expenses	1,100	4,650	5,750
Consolidated total	$7,600	$5,650	$13,250

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) RESTRUCTURING ACTIVITES (Continued)
During the third quarter of fiscal 2015, the Company recognized the following pre-tax restructuring expenses:

	EIP	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$1,819	$204	$120	$—	$—	$2,143
Other cash restructuring expenses	354	674	138	—	—	1,166
Asset impairments/net loss on disposals	910	43	548	—	—	1,501
Total cost of sales	3,083	921	806	—	—	4,810

Severance	1,485	—	—	52	400	1,937
Other cash restructuring expenses	—	238	—	—	—	238
Asset impairments/net loss on disposals	—	—	—	—	1,815	1,815
Total selling, general and administrative expenses	1,485	238	—	52	2,215	3,990
Consolidated total	$4,568	$1,159	$806	$52	$2,215	$8,800

In the first three quarters of 2015, the Company recognized the following pre-tax restructuring expenses:

	EIP	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$2,814	$1,813	$429	$—	$73	$5,129
Other cash restructuring expenses	399	820	178	—	—	1,397
Asset impairments/net loss on disposals	1,707	338	4,699	—	—	6,744
Total cost of sales	4,920	2,971	5,306	—	73	13,270

Severance	2,835	405	—	271	640	4,151
Other cash restructuring expenses	—	238	270	—	—	508
Asset impairments/net loss on disposals	2,080	—	—	130	3,705	5,915
Total selling, general and administrative expenses	4,915	643	270	401	4,345	10,574
Consolidated total	$9,835	$3,614	$5,576	$401	$4,418	$23,844

    Liabilities recorded for the restructuring Plan and changes therein for the first three quarters of fiscal 2015 were as follows:

	Balance at December 27, 2014	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 26, 2015
Severance	$—	$9,280	$(5,501)	$3,779
Other cash restructuring expenses	—	1,904	(1,664)	240
Total	$—	$11,184	$(7,165)	$4,019

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 26, 2015 and December 27, 2014 were as follows:

	September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$202,199	$98,523	13 years
Proprietary Software & Database	3,534	2,929	8 years
Patents & Proprietary Technology	12,659	9,211	8 years
Other	3,833	3,764	3 years
	$222,225	$114,427

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$207,509	$88,538	13 years
Proprietary Software & Database	3,769	2,977	8 years
Patents & Proprietary Technology	12,394	8,537	8 years
Other	4,355	2,998	3 years
	$228,027	$103,050
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively was as follows:

Thirteen Weeks Ended
2015	2014
$4,507	$4,702

Thirty-nine Weeks Ended
2015	2014
$14,157	$13,439
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2015	$18,154
2016	15,944
2017	15,898
2018	14,261
2019	13,434

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 26, 2015 and December 27, 2014 were as follows:

	September 26, 2015	December 27, 2014	Year Acquired
Webforge	$11,477	$16,801	2010
Valmont SM	9,284	10,818	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,668	8,867	2010
Donhad	6,539	6,689	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,713	3,889	2010
Other	13,567	14,852
	$67,359	$77,027
In its determination of these intangible assets as indefinite‑lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological and competitive factors that may impact the useful life or value of the intangible asset and the expected costs to maintain the value of the intangible asset. The Company expects that these intangible assets will maintain their value indefinitely. Accordingly, these assets are not amortized.
The Company’s trade names were tested for impairment in the third quarter of 2015. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company recorded a $5,000 impairment of the Webforge trade name (in EIP segment) and a $1,100 impairment of the Industrial Galvanizing trade name (in Coatings segment) during 2015. No other trade names were determined to be impaired. The Webforge product line's net sales decreased in 2015 as investment in oil and gas exploration within Australia and Southeast Asia declined.
Goodwill
The carrying amount of goodwill by segment as of September 26, 2015 and December 27, 2014 was as follows:

	Engineered Infrastructure Products Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Balance at December 27, 2014	$197,074	$75,404	$74,862	$19,536	$18,235	$385,111
Impairment	—	—	(9,100)	—	—	(9,100)
Foreign currency translation	(8,840)	—	(2,145)	(196)	(410)	(11,591)
Divestiture of business	(1,737)	—	—	—	—	(1,737)
Balance at September 26, 2015	$186,497	$75,404	$63,617	$19,340	$17,825	$362,683

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
During the second quarter of 2015, the Company divested of a small business in its EIP segment. The goodwill allocated to that business was $1,737 and was required to be written off based on the selling price of the divested business.
The Company’s annual impairment test of goodwill was performed during the third quarter of 2015, using the discounted cash flow method. The APAC Coatings reporting unit failed step one in that the estimated fair value was lower than the carrying value. As a result, the Company recorded a preliminary $9,100 impairment of goodwill on the APAC Coatings reporting unit. The Company will complete step two of the impairment analysis during the fourth quarter as it finalizes the estimated fair values of the property, plant, and equipment for this reporting unit. The goodwill impairment was a result of difficulties in the Australian market over the last couple of years, including a general slowdown in manufacturing.
The Company determined that its goodwill for all other reporting units was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's Access Systems reporting unit, which has approximately $70 million in goodwill, is the reporting unit with the smallest cushion between estimated fair value over carrying value. A number of restructuring activities undertaken in 2015 are expected to improve the profitability of this reporting unit. If the net sales for this reporting unit further declines in 2016 and its profitability does not improve in 2016, the Company will have to perform an impairment test as of an interim date. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 26, 2015 and September 27, 2014 were as follows:

	2015	2014
Interest	$23,447	$23,199
Income taxes	21,517	94,493
On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 26, 2015, the Company has acquired 3,947,920 shares for approximately $543.3 million under the share repurchase programs.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 26, 2015:
Net earnings attributable to Valmont Industries, Inc.	$12,066	$—	$12,066
Shares outstanding	23,057	113	23,170
Per share amount	$0.52	$—	$0.52
Thirteen weeks ended September 27, 2014:
Net earnings attributable to Valmont Industries, Inc.	$23,559	$—	$23,559
Shares outstanding	25,287	226	25,513
Per share amount	$0.93	$(0.01)	$0.92
Thirty-nine weeks ended September 26, 2015:
Net earnings attributable to Valmont Industries, Inc.	$70,678	$—	$70,678
Shares outstanding	23,420	114	23,534
Per share amount	$3.02	$(0.02)	$3.00
Thirty-nine weeks ended September 27, 2014:
Net earnings attributable to Valmont Industries, Inc.	$143,515	$—	$143,515
Shares outstanding	26,208	231	26,439
Per share amount	$5.48	$(0.05)	$5.43
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year primarily due to the share buyback program that began in the second quarter of 2014.
At September 26, 2015 and September 27, 2014, there were 433,401 and 273,170 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS
The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.
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
In addition to these four reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. These include the manufacture of forged steel grinding media for the mining industry, tubular products for industrial customers, and the distribution of industrial fasteners and are reported in the “Other” category.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
SALES:
Engineered Infrastructure Products segment:
Lighting, Traffic, and Roadway Products	$147,425	$158,977	$447,380	$462,707
Communication Products	51,940	45,952	130,431	119,456
Offshore Structures	26,813	41,284	74,796	105,805
Access Systems	33,691	48,686	106,724	139,745
Engineered Infrastructure Products segment	259,869	294,899	759,331	827,713
Utility Support Structures segment:
Steel	135,997	156,112	433,695	527,123
Concrete	28,687	25,073	70,259	81,819
Utility Support Structures segment	164,684	181,185	503,954	608,942
Coatings segment	76,200	86,735	226,654	254,063
Irrigation segment	112,205	174,288	420,502	606,938
Other	42,285	60,838	146,547	181,226
Total	655,243	797,945	2,056,988	2,478,882
INTERSEGMENT SALES:
Engineered Infrastructure Products segment	6,931	10,696	18,057	48,427
Utility Support Structures segment	287	626	849	2,146
Coatings segment	11,428	13,166	36,153	42,889
Irrigation segment	6	1	18	14
Other	4,016	7,788	16,815	25,399
Total	22,668	32,277	71,892	118,875
NET SALES:
Engineered Infrastructure Products segment	252,938	284,203	741,274	779,286
Utility Support Structures segment	164,397	180,559	503,105	606,796
Coatings segment	64,772	73,569	190,501	211,174
Irrigation segment	112,199	174,287	420,484	606,924
Other	38,269	53,050	129,732	155,827
Total	$632,575	$765,668	$1,985,096	$2,360,007

OPERATING INCOME:
Engineered Infrastructure Products segment	$14,154	$33,200	$43,560	$75,534
Utility Support Structures segment	14,505	16,975	40,261	76,107
Coatings segment	3,145	17,554	22,006	47,260
Irrigation segment	10,539	26,888	60,655	111,507
Other	3,886	6,211	16,757	23,104
Corporate	(9,217)	(13,025)	(34,544)	(42,085)
Total	$37,012	$87,803	$148,695	$291,427

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
The Company has three tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

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
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$249,121	$114,766	$321,726	$(53,038)	$632,575
Cost of sales	191,143	82,848	255,424	(53,591)	475,824
Gross profit	57,978	31,918	66,302	553	156,751
Selling, general and administrative expenses	44,432	11,154	48,953	—	104,539
Impairment of goodwill and intangible assets	—	—	15,200	—	15,200
Operating income	13,546	20,764	2,149	553	37,012
Other income (expense):
Interest expense	(10,822)	—	(298)	—	(11,120)
Interest income	(9)	2	912	—	905
Other	(2,123)	31	862	—	(1,230)
	(12,954)	33	1,476	—	(11,445)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	592	20,797	3,625	553	25,567
Income tax expense (benefit):
Current	(9,059)	8,423	7,226	156	6,746
Deferred	7,909	(478)	(2,159)	—	5,272
	(1,150)	7,945	5,067	156	12,018
Earnings before equity in earnings of nonconsolidated subsidiaries	1,742	12,852	(1,442)	397	13,549
Equity in earnings of nonconsolidated subsidiaries	10,324	1,254	—	(11,578)	—
Net earnings	12,066	14,106	(1,442)	(11,181)	13,549
Less: Earnings attributable to noncontrolling interests	—	—	(1,483)	—	(1,483)
Net earnings attributable to Valmont Industries, Inc	$12,066	$14,106	$(2,925)	$(11,181)	$12,066

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$889,408	$312,804	$946,517	$(163,633)	$1,985,096
Cost of sales	673,789	235,893	747,075	(163,414)	1,493,343
Gross profit	215,619	76,911	199,442	(219)	491,753
Selling, general and administrative expenses	143,387	33,542	150,929	—	327,858
Impairment of goodwill and intangible assets	—	—	15,200	—	15,200
Operating income	72,232	43,369	33,313	(219)	148,695
Other income (expense):
Interest expense	(32,548)	—	(932)	—	(33,480)
Interest income	4	6	2,385	—	2,395
Other	(3,020)	31	2,747	—	(242)
	(35,564)	37	4,200	—	(31,327)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	36,668	43,406	37,513	(219)	117,368
Income tax expense (benefit):
Current	(122)	18,273	19,570	(65)	37,656
Deferred	11,728	(1,062)	(5,449)	—	5,217
	11,606	17,211	14,121	(65)	42,873
Earnings before equity in earnings of nonconsolidated subsidiaries	25,062	26,195	23,392	(154)	74,495
Equity in earnings of nonconsolidated subsidiaries	45,616	6,435	—	(52,051)	—
Net earnings	70,678	32,630	23,392	(52,205)	74,495
Less: Earnings attributable to noncontrolling interests	—	—	(3,817)	—	(3,817)
Net earnings attributable to Valmont Industries, Inc	$70,678	$32,630	$19,575	$(52,205)	$70,678

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$313,775	$120,016	$384,564	$(52,687)	$765,668
Cost of sales	234,085	92,091	292,722	(52,730)	566,168
Gross profit	79,690	27,925	91,842	43	199,500
Selling, general and administrative expenses	48,560	12,145	50,992	—	111,697
Operating income	31,130	15,780	40,850	43	87,803
Other income (expense):
Interest expense	(8,061)	—	(655)	—	(8,716)
Interest income	2	60	1,415	—	1,477
Costs associated with refinancing of debt	(38,705)	—	—	—	(38,705)
Other	(196)	(149)	(1,999)	—	(2,344)
	(46,960)	(89)	(1,239)	—	(48,288)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	(15,830)	15,691	39,611	43	39,515
Income tax expense (benefit):
Current	9,296	6,206	7,791	(3)	23,290
Deferred	(12,430)	(342)	3,708	—	(9,064)
	(3,134)	5,864	11,499	(3)	14,226
Earnings before equity in earnings of nonconsolidated subsidiaries	(12,696)	9,827	28,112	46	25,289
Equity in earnings of nonconsolidated subsidiaries	36,255	8,446	—	(44,705)	(4)
Net earnings	23,559	18,273	28,112	(44,659)	25,285
Less: Earnings attributable to noncontrolling interests	—	—	(1,726)	—	(1,726)
Net earnings attributable to Valmont Industries, Inc	$23,559	$18,273	$26,386	$(44,659)	$23,559

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,069,059	$380,327	$1,072,560	$(161,939)	$2,360,007
Cost of sales	785,898	283,443	826,120	(162,413)	1,733,048
Gross profit	283,161	96,884	246,440	474	626,959
Selling, general and administrative expenses	146,514	37,806	151,212	—	335,532
Operating income	136,647	59,078	95,228	474	291,427
Other income (expense):
Interest expense	(23,427)	—	(1,790)	—	(25,217)
Interest income	28	356	4,409	—	4,793
Costs associated with refinancing of debt	(38,705)	—	—	—	(38,705)
Other	1,625	(501)	(7,377)	—	(6,253)
	(60,479)	(145)	(4,758)	—	(65,382)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	76,168	58,933	90,470	474	226,045
Income tax expense (benefit):
Current	38,489	19,718	24,009	129	82,345
Deferred	(6,601)	1,325	1,242	—	(4,034)
	31,888	21,043	25,251	129	78,311
Earnings before equity in earnings of nonconsolidated subsidiaries	44,280	37,890	65,219	345	147,734
Equity in earnings of nonconsolidated subsidiaries	99,235	17,469	—	(116,738)	(34)
Net earnings	143,515	55,359	65,219	(116,393)	147,700
Less: Earnings attributable to noncontrolling interests	—	—	(4,185)	—	(4,185)
Net earnings attributable to Valmont Industries, Inc	$143,515	$55,359	$61,034	$(116,393)	$143,515

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$12,066	$14,106	$(1,442)	$(11,181)	$13,549
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(6,168)	(47,350)	—	(53,518)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	18	—	—	—	18
Realized (gain) loss included in net earnings during the period	—	—	(439)	—	(439)
Gain on cash flow hedges	(33)	—	143	—	110
Equity in other comprehensive income	(51,484)	—	—	51,484	—
Other comprehensive income (loss)	(51,499)	(6,168)	(47,646)	51,484	(53,829)
Comprehensive income (loss)	(39,433)	7,938	(49,088)	40,303	(40,280)
Comprehensive income attributable to noncontrolling interests	—	—	847	—	847
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(39,433)	$7,938	$(48,241)	$40,303	$(39,433)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$70,678	$32,630	$23,392	$(52,205)	$74,495
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(14,980)	(78,388)	—	(93,368)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	55	—	—	—	55
Realized loss included in net earnings during the period	—	—	(439)	—	(439)
Gain on cash flow hedges	(242)	—	1,397	—	1,155
Equity in other comprehensive income	(88,387)	—	—	88,387	—
Other comprehensive income (loss)	(88,574)	(14,980)	(77,430)	88,387	(92,597)
Comprehensive income (loss)	(17,896)	17,650	(54,038)	36,182	(18,102)
Comprehensive income attributable to noncontrolling interests	—	—	206	—	206
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(17,896)	$17,650	$(53,832)	$36,182	$(17,896)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$23,559	$18,273	$28,112	$(44,659)	$25,285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(53,168)	(5,833)	—	(59,001)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	100	—	283	—	383
Realized loss included in net earnings during the period	983	—	—	—	983
Gain on cash flow hedges	4,837	—	—	—	4,837
Actuarial gain (loss) in defined benefit pension plan liability	—	—	1,116	—	1,116
Equity in other comprehensive income	(55,787)	—	—	55,787	—
Other comprehensive income (loss)	(49,867)	(53,168)	(4,434)	55,787	(51,682)
Comprehensive income (loss)	(26,308)	(34,895)	23,678	11,128	(26,397)
Comprehensive income attributable to noncontrolling interests	—	—	89	—	89
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(26,308)	$(34,895)	$23,767	$11,128	$(26,308)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$143,515	$55,359	$65,219	$(116,393)	$147,700
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(52,105)	18,610	—	(33,495)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	300	—	150	—	450
Realized loss included in net earnings during the period	983	—	—	—	983
Gain on cash flow hedges	4,837	—	—	—	4,837
Actuarial gain (loss) in defined benefit pension plan liability	—	—	269	—	269
Equity in other comprehensive income	(30,506)	—	—	30,506	—
Other comprehensive income (loss)	(24,386)	(52,105)	19,029	30,506	(26,956)
Comprehensive income	119,129	3,254	84,248	(85,887)	120,744
Comprehensive income attributable to noncontrolling interests	—	—	(1,615)	—	(1,615)
Comprehensive income attributable to Valmont Industries, Inc.	$119,129	$3,254	$82,633	$(85,887)	$119,129

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$21,227	$1,641	$289,983	$—	$312,851
Receivables, net	137,255	68,885	295,263	—	501,403
Inventories	144,751	46,820	179,894	(3,175)	368,290
Prepaid expenses	11,397	612	40,199	—	52,208
Refundable and deferred income taxes	30,001	6,262	8,473	—	44,736
Total current assets	344,631	124,220	813,812	(3,175)	1,279,488
Property, plant and equipment, at cost	544,933	127,761	410,517	—	1,083,211
Less accumulated depreciation and amortization	330,102	69,069	140,805	—	539,976
Net property, plant and equipment	214,831	58,692	269,712	—	543,235
Goodwill	20,108	107,542	235,033	—	362,683
Other intangible assets	252	40,031	134,874	—	175,157
Investment in subsidiaries and intercompany accounts	1,356,897	848,126	921,673	(3,126,696)	—
Other assets	47,404	16	81,718	—	129,138
Total assets	$1,984,123	$1,178,627	$2,456,822	$(3,129,871)	$2,489,701
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$215	$—	$884	$—	$1,099
Notes payable to banks	—	—	1,496	—	1,496
Accounts payable	64,931	14,213	107,437	—	186,581
Accrued employee compensation and benefits	30,576	5,151	34,522	—	70,249
Accrued expenses	44,031	6,145	54,603	—	104,779
Dividends payable	8,649	—	—	—	8,649
Total current liabilities	148,402	25,509	198,942	—	372,853
Deferred income taxes	8,220	27,994	29,986	—	66,200
Long-term debt, excluding current installments	759,033	—	5,790	—	764,823
Defined benefit pension liability	—	—	129,600	—	129,600
Deferred compensation	43,485	—	5,152	—	48,637
Other noncurrent liabilities	5,249	—	36,562	—	41,811
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,767,621	571,936	416,341	(988,277)	1,767,621
Accumulated other comprehensive income (loss)	(223,007)	(64,176)	(167,812)	231,988	(223,007)
Treasury stock	(552,780)	—	—	—	(552,780)
Total Valmont Industries, Inc. shareholders’ equity	1,019,734	1,125,124	2,004,747	(3,129,871)	1,019,734
Noncontrolling interest in consolidated subsidiaries	—	—	46,043	—	46,043
Total shareholders’ equity	1,019,734	1,125,124	2,050,790	(3,129,871)	1,065,777
Total liabilities and shareholders’ equity	$1,984,123	$1,178,627	$2,456,822	$(3,129,871)	$2,489,701

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$69,869	$2,157	$299,553	$—	$371,579
Receivables, net	158,316	68,414	310,188	—	536,918
Inventories	127,859	54,914	177,512	(763)	359,522
Prepaid expenses	7,087	502	49,323	—	56,912
Refundable and deferred income taxes	53,307	6,194	8,509	—	68,010
Total current assets	416,438	132,181	845,085	(763)	1,392,941
Property, plant and equipment, at cost	556,658	124,182	458,729	—	1,139,569
Less accumulated depreciation and amortization	319,899	65,493	147,724	—	533,116
Net property, plant and equipment	236,759	58,689	311,005	—	606,453
Goodwill	20,108	107,542	257,461	—	385,111
Other intangible assets	292	43,644	158,068	—	202,004
Investment in subsidiaries and intercompany accounts	1,446,989	825,236	887,055	(3,159,280)	—
Other assets	46,587	—	96,572	—	143,159
Total assets	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$213	$—	$968	$—	$1,181
Notes payable to banks	—	—	13,952	—	13,952
Accounts payable	59,893	15,151	121,521	—	196,565
Accrued employee compensation and benefits	48,169	5,385	34,396	—	87,950
Accrued expenses	32,616	6,052	49,812	—	88,480
Dividends payable	9,086	—	—	—	9,086
Total current liabilities	149,977	26,588	220,649	—	397,214
Deferred income taxes	5,584	28,988	37,225	—	71,797
Long-term debt, excluding current installments	759,895	—	6,759	—	766,654
Defined benefit pension liability	—	—	150,124	—	150,124
Deferred compensation	41,803	—	6,129	—	47,932
Other noncurrent liabilities	8,081	—	37,461	—	45,542
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	150,286	1,098,408	(1,248,694)	—
Retained earnings	1,718,662	552,676	397,302	(949,978)	1,718,662
Accumulated other comprehensive income	(134,433)	(49,196)	(96,065)	145,261	(134,433)
Treasury stock	(410,296)	—	—	—	(410,296)
Total Valmont Industries, Inc. shareholders’ equity	1,201,833	1,111,716	2,048,327	(3,160,043)	1,201,833
Noncontrolling interest in consolidated subsidiaries	—	—	48,572	—	48,572
Total shareholders’ equity	1,201,833	1,111,716	2,096,899	(3,160,043)	1,250,405
Total liabilities and shareholders’ equity	$2,167,173	$1,167,292	$2,555,246	$(3,160,043)	$2,729,668

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$70,678	$32,630	$23,392	$(52,205)	$74,495
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	22,373	9,372	39,114	—	70,859
Noncash loss on trading securities	—	—	5,020	—	5,020
Impairment of assets - restructuring activities	4,092	258	8,309	—	12,659
Impairment of Goodwill & Intangibles	—	—	15,200	—	15,200
Stock-based compensation	9,620	—	(3,953)	—	5,667
Defined benefit pension plan expense	—	—	(460)	—	(460)
Contribution to defined benefit pension plan	—	—	(15,735)	—	(15,735)
Gain on sale of property, plant and equipment	333	267	663	—	1,263
Equity in earnings in nonconsolidated subsidiaries	(45,616)	(6,435)	—	52,051	—
Deferred income taxes	11,728	(1,062)	(5,449)	—	5,217
Changes in assets and liabilities (net of acquisitions):
Receivables	21,061	(471)	(15,039)	—	5,551
Inventories	(16,893)	8,094	(16,648)	—	(25,447)
Prepaid expenses	840	(110)	4,545	—	5,275
Accounts payable	5,038	(938)	(3,268)	—	832
Accrued expenses	(5,758)	(140)	13,266	—	7,368
Other noncurrent liabilities	(2,716)	—	3,603	—	887
Income taxes payable (refundable)	14,216	(14)	(31)	—	14,171
Net cash flows from operating activities	88,996	41,451	52,529	(154)	182,822
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,547)	(6,065)	(18,835)	—	(34,447)
Proceeds from sale of assets	1,508	36	1,712	—	3,256
Other, net	45,326	(35,859)	(3,641)	154	5,980
Net cash flows from investing activities	37,287	(41,888)	(20,764)	154	(25,211)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(12,322)	—	(12,322)
Proceeds from long-term borrowings	37,000	—	—	—	37,000
Principal payments on long-term borrowings	(37,222)	—	(656)	—	(37,878)
Dividends paid	(26,708)	—	—	—	(26,708)
Dividends to noncontrolling interest	—	—	(2,323)	—	(2,323)
Proceeds from exercises under stock plans	10,902	—	—	—	10,902
Excess tax benefits from stock option exercises	1,458	—	—	—	1,458
Purchase of treasury shares	(148,220)	—	—	—	(148,220)
Purchase of common treasury shares - stock plan exercises	(12,135)	—	—	—	(12,135)
Net cash flows from financing activities	(174,925)	—	(15,301)	—	(190,226)
Effect of exchange rate changes on cash and cash equivalents	—	(79)	(26,034)	—	(26,113)
Net change in cash and cash equivalents	(48,642)	(516)	(9,570)	—	(58,728)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579
Cash and cash equivalents—end of period	$21,227	$1,641	$289,983	$—	$312,851

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$143,515	$55,359	$65,219	$(116,393)	$147,700
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	17,094	9,804	37,562	—	64,460
Loss on investment	—	—	4,859	—	4,859
Non-cash debt refinancing costs	(2,478)	—	—	—	(2,478)
Stock-based compensation	5,444	—	—	—	5,444
Change in fair value of contingent consideration	—	—	4,300	—	4,300
Defined benefit pension plan expense	—	—	2,003	—	2,003
Contribution to defined benefit pension plan	—	—	(18,245)	—	(18,245)
Gain on sale of property, plant and equipment	37	(30)	51	—	58
Equity in earnings in nonconsolidated subsidiaries	(99,235)	(17,469)	—	116,738	34
Deferred income taxes	(6,601)	1,325	1,242	—	(4,034)
Changes in assets and liabilities (net of acquisitions):
Receivables	(18,901)	29,838	(30,888)	—	(19,951)
Inventories	2,914	5,036	(12,102)	—	(4,152)
Prepaid expenses	(2,213)	173	(17,142)	—	(19,182)
Accounts payable	(2,788)	(3,643)	(14,651)	—	(21,082)
Accrued expenses	(18,654)	(9,296)	24	—	(27,926)
Other noncurrent liabilities	2,061	—	(8,470)	—	(6,409)
Income taxes payable (refundable)	(16,149)	(225)	(6,328)	—	(22,702)
Net cash flows from operating activities	4,046	70,872	7,434	345	82,697
Cash flows from investing activities:
Purchase of property, plant and equipment	(35,925)	(1,972)	(25,515)	—	(63,412)
Proceeds from sale of assets	8	127	1,972	—	2,107
Acquisitions, net of cash acquired	—	—	(137,438)	—	(137,438)
Other, net	36,954	(53,129)	19,512	(345)	2,992
Net cash flows from investing activities	1,037	(54,974)	(141,469)	(345)	(195,751)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(1,065)	—	(1,065)
Proceeds from long-term borrowings	652,540	—	—	—	652,540
Principal payments on long-term borrowings	(356,994)	—	(65)	—	(357,059)
Settlement of financial derivative	4,837	—	—	—	4,837
Dividends paid	(23,357)	—	—	—	(23,357)
Intercompany dividends	116,995	(44,000)	(72,995)	—	—
Dividends to noncontrolling interest	—	—	(1,340)	—	(1,340)
Debt issuance costs	(5,464)	—	—	—	(5,464)
Intercompany capital contribution	(143,000)	—	143,000	—	—
Proceeds from exercises under stock plans	12,824	—	—	—	12,824
Excess tax benefits from stock option exercises	3,916	—	—	—	3,916
Purchase of treasury shares	(316,296)	—	—	—	(316,296)
Purchase of common treasury shares - stock plan exercises	(12,739)	—	—	—	(12,739)
Net cash flows from financing activities	(66,738)	(44,000)	67,535	—	(43,203)
Effect of exchange rate changes on cash and cash equivalents	—	(36)	(5,195)	—	(5,231)
Net change in cash and cash equivalents	(61,655)	(28,138)	(71,695)	—	(161,488)
Cash and cash equivalents—beginning of year	215,576	29,797	368,333	—	613,706
Cash and cash equivalents—end of period	$153,921	$1,659	$296,638	$—	$452,218

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward‑looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward‑looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2014. Segment sales in the table below are presented net of intersegment sales.

Results of Operations
Dollars in millions, except per share amounts

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 26, 2015	September 27, 2014	% Incr. (Decr.)	September 26, 2015	September 27, 2014	% Incr. (Decr.)
Consolidated
Net sales	$632.6	$765.7	(17.4)%	$1,985.1	$2,360.0	(15.9)%
Gross profit	156.8	199.5	(21.4)%	491.8	627.0	(21.6)%
as a percent of sales	24.8%	26.1%		24.8%	26.6%
SG&A expense*	119.8	111.7	7.3%	343.1	335.5	2.3%
as a percent of sales	18.9%	14.6%		17.3%	14.2%
Operating income	37.0	87.8	(57.9)%	148.7	291.4	(49.0)%
as a percent of sales	5.8%	11.5%		7.5%	12.3%
Net interest expense	10.2	7.2	41.7%	31.1	20.4	52.5%
Refinancing costs	—	38.7	NM	—	38.7	NM
Effective tax rate	47.0%	36.0%		36.5%	34.6%
Net earnings	$12.1	$23.6	(48.7)%	$70.7	$143.5	(50.7)%
Diluted earnings per share	$0.52	$0.92	(43.5)%	$3.00	$5.43	(44.8)%
Engineered Infrastructure Products
Net sales	253.0	284.2	(11.0)%	741.3	779.3	(4.9)%
Gross profit	62.1	76.9	(19.2)%	180.6	205.3	(12.0)%
SG&A expense*	48.0	43.7	9.8%	137.1	129.8	5.6%
Operating income	14.1	33.2	(57.5)%	43.5	75.5	(42.4)%
Utility Support Structures
Net sales	$164.4	$180.6	(9.0)%	$503.1	$606.8	(17.1)%
Gross profit	34.4	36.5	(5.8)%	99.6	134.5	(25.9)%
SG&A expense	19.8	19.5	1.5%	59.3	58.4	1.5%
Operating income	14.6	17.0	(14.1)%	40.3	76.1	(47.0)%
Coatings
Net sales	$64.8	$73.6	(12.0)%	$190.5	$211.2	(9.8)%
Gross profit	21.9	26.7	(18.0)%	58.7	75.3	(22.0)%
SG&A expense*	18.8	9.1	106.6%	36.7	28.0	31.1%
Operating income	3.1	17.6	(82.4)%	22.0	47.3	(53.5)%
Irrigation
Net sales	$112.2	$174.3	(35.6)%	$420.5	$606.9	(30.7)%
Gross profit	30.4	49.1	(38.1)%	123.4	176.7	(30.2)%
SG&A expense	19.9	22.3	(10.8)%	62.8	65.2	(3.7)%
Operating income	10.5	26.8	(60.8)%	60.6	111.5	(45.7)%
Other
Net sales	$38.2	$53.0	(27.9)%	$129.7	$155.8	(16.8)%
Gross profit	8.0	10.3	(22.3)%	29.4	35.0	(16.0)%
SG&A expense	4.1	4.1	—%	12.6	11.9	5.9%
Operating income	3.9	6.2	(37.1)%	16.8	23.1	(27.3)%
Net corporate expense
Gross profit	$—	$—	NM	$0.1	$0.2	50.0%
SG&A expense	9.2	13.0	(29.2)%	34.6	42.3	(18.2)%
Operating loss	(9.2)	(13.0)	29.2%	(34.5)	(42.1)	18.1%
NM=Not meaningful
* Goodwill & intangible asset impairment charges are included within the SG&A expense.

Overview
As discussed below, the Company's reported net earnings for the three and nine-months ended September 26, 2015 were impacted by the decrease in net sales ($133.1 million and $374.9 million, respectively), restructuring expense incurred (pre-tax $8.8 million and $23.8 million, respectively), and impairments of goodwill and intangible assets (pre-tax $15.2 million, respectively, on a quarterly and year-to-date basis).
On a consolidated basis, the decrease in net sales in the third quarter and first three quarters of fiscal 2015, as compared with 2014, reflected lower sales in all reportable segments. The changes in net sales in the third quarter and first three quarters of fiscal 2015, as compared with fiscal 2014, were as follows:

	Third quarter
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales - 2014	$765.7	$284.2	$180.6	$73.6	$174.3	$53.0
Volume	(77.4)	(11.3)	(4.4)	(5.9)	(49.9)	(5.9)
Pricing/mix	(15.8)	(5.2)	(11.1)	3.7	(1.1)	(2.1)
Acquisitions	17.7	15.3	—	—	2.4	—
Currency translation	(57.6)	(30.0)	(0.7)	(6.6)	(13.5)	(6.8)
Sales - 2015	$632.6	$253.0	$164.4	$64.8	$112.2	$38.2

	Year-to-date
	Total	EIP	Utility	Coatings	Irrigation	Other
Sales - 2014	$2,360.0	$779.3	$606.8	$211.2	$606.9	$155.8
Volume	(242.4)	(14.2)	(43.3)	(18.6)	(160.6)	(5.7)
Pricing/mix	(60.1)	(8.4)	(54.0)	12.1	(4.4)	(5.4)
Acquisitions	71.4	60.3	—	—	11.1	—
Currency translation	(143.8)	(75.7)	(6.4)	(14.2)	(32.5)	(15.0)
Sales - 2015	$1,985.1	$741.3	$503.1	$190.5	$420.5	$129.7
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Acquisitions included DS SM A/S (renamed Valmont SM), AgSense LLC, and Shakespeare. We acquired Valmont SM in March 2014, AgSense in August 2014, and Shakespeare in October 2014. Shakespeare and Valmont SM are reported in the Engineered Infrastructure Products segment, and AgSense is reported in the Irrigation segment. Average steel index prices for both hot rolled coil and plate decreased substantially in North America over the three and nine month periods ended September 26, 2015 compared to September 27, 2014. Decreases in sales pricing and volumes offset the increase in gross profit realized from the lower steel prices.

Restructuring Plan

In April 2015, our Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain of our businesses. During the first phase, we expect to incur pre-tax cash expenses of $17 million and asset impairments of approximately $14 million. These charges are expected to be incurred over the remainder of 2015. Approximately $8.8 million of restructuring expense was recorded during the third quarter of 2015; $4.8 million in cost of goods sold and $4.0 million in selling, general, and administrative expense. The decrease in the third quarter and first three quarters of 2015 gross profit due to restructuring expense by segment is as follows:

Gross Profit	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Third quarter	$(4.8)	$(3.1)	$(0.9)	$(0.8)	$—	$—	$—

Year-to-date	$(13.3)	$(4.9)	$(3.0)	$(5.3)	$—	$(0.1)	$—

The decrease in the third quarter and first three quarters of 2015 operating income due to restructuring expense by segment is as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Third quarter	$(8.8)	$(4.6)	$(1.1)	$(0.8)	$(0.1)	$—	$(2.2)

Year-to-date	$(23.8)	$(9.8)	$(3.6)	$(5.6)	$(0.4)	$(0.1)	$(4.3)
We are also evaluating other potential restructuring activities authorized under the Plan. In total, these restructuring items could result in asset impairments of approximately $8 million and cash charges of $5 million.
Goodwill and Trade Name Impairment

In the third quarter of 2015, the Company completed its annual impairment testing of its goodwill and trade names. The APAC Coatings reporting unit failed the step one impairment analysis in that the estimated fair value of the reporting unit was lower than its carrying value. As a result, the Company recorded a preliminary $9.1 million goodwill impairment. The goodwill impairment was a result of difficulties in the Australian market over the last couple of years, including a general slowdown in manufacturing. The Company will complete the step two impairment analysis which requires estimations of the fair value of its plant, property, and equipment during the fourth quarter of 2015. The Company also recorded a $1.1 million impairment of the Industrial Galvanizing trade name and a $5.0 million impairment of the Webforge trade name during the third quarter of 2015. The Webforge product line's net sales decreased in 2015 as investment in oil and gas exploration within Australia and Southeast Asia declined.

The Company's Access Systems reporting unit, which has approximately $70 million in goodwill, is the reporting unit with the smallest cushion between estimated fair value over carrying value. A number of restructuring activities undertaken in 2015 are expected to improve the profitability of this reporting unit. If the net sales for this reporting unit further declines in 2016 and its profitability does not improve in 2016, the Company will have to perform an impairment test as of an interim date.

Currency Translation

In the third quarter and first three quarters of fiscal 2015, we realized a decrease in operating profit, as compared with fiscal 2014, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	EIP	Utility	Coatings	Irrigation	Other	Corporate
Third quarter	$(5.9)	$(2.8)	$0.1	$(0.7)	$(2.5)	$(0.3)	$0.3

Year-to-date	$(13.6)	$(6.0)	$—	$(1.3)	$(6.0)	$(0.9)	$0.6

Gross Profit, SG&A, and Operating Income

The decrease in gross margin (gross profit as a percent of sales) in fiscal 2015, as compared with 2014, was due to a combination of lower sales prices, unfavorable sales mix, restructuring charges, and reduced sales volumes in 2015, as compared with 2014.

Selling, general and administrative (SG&A) spending in the third quarter and first three quarters of fiscal 2015, as compared with the same periods in 2014, increased mainly due to the following factors:

•	the acquisition of Valmont SM, AgSense, and Shakespeare with expenses of $3.4 million and $12.3 million;

•	expenses incurred related to the restructuring plan of $4.0 million and $10.6 million; and

•	the impairment of goodwill and trade names of $15.2 million recorded in the third quarter.

The above increases in SG&A were partially offset by the following:

•
currency translation effects of $7.0 million and $17.7 million, respectively, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian Real, Euro, and South African Rand;

•	decreased employee incentive accruals and other compensation costs of $4.6 million and $10.3 million, due to lower operating results;

•	lower expenses associated with the Delta Pension Plan of $0.8 million and $2.5 million; and

•	reduced deferred compensation expenses of $1.9 million and $2.6 million, which was offset by the same amount of other expense.

The decrease in operating income on a reportable segment basis in 2015, as compared to 2014, was due to reduced operating performance in all segments. The decrease in operating income is primarily attributable to lower volumes and sales prices, restructuring expenses, impairment charges, and currency translation effects.

Net Interest Expense and Debt

Net interest expense increased in the third quarter and first three quarters of fiscal 2015, as compared with 2014, primarily due to additional long-term debt borrowed in the third quarter of 2014. In addition, interest income decreased due to less cash on hand due to the share buyback program.

The approximate $38.7 million in costs associated with refinancing of debt recognized in 2014 is due to the Company's repurchasing through partial tender of $199.8 million in aggregate principal amount of a portion of the 6.625% senior unsecured notes due 2020. This expense was comprised of the following:
• Cash prepayment expenses of approximately $41.2 million; less
• Recognition of $4.4 million of the proportionate unamortized premium originally recorded upon the issuance of the 2020 notes; plus
• Recognition of approximately $2.0 million of expense comprised of the proportionate amount of the write-offs of unamortized loss on cash flow hedge and deferred financing costs.

Other Expense

The decrease in other expense in the third quarter and first three quarters of 2015, as compared with the same periods of 2014, was due to the difference in investment income from the Company's shares of Delta EMD which improved by $0.9 million and $4.9 million, respectively. In the first three quarters of 2014, we recorded a non-cash mark to market loss of $4.9 million and in 2015, we received a $5.0 million special dividend that was fully offset by a non-cash mark to market loss. An additional contributing factor was more favorable foreign currency transaction gains/losses due to currency exchange rate changes. These improvements were partially offset by reduced market performance of deferred compensation assets of $1.9 million and $2.6 million, respectively.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2015 of 47% and 36.5%, respectively, was higher when compared with the same periods in fiscal 2014 of 36% and 34.6%. The increase primarily relates to the APAC goodwill impairment recorded in third quarter of 2015 that is not deductible for tax purposes.

Earnings attributable to noncontrolling interest was relatively flat in the third quarter and first three quarters of fiscal 2015, as compared with the same periods in 2014.

Cash Flows from Operations

Our cash flows provided by operations were approximately $182.8 million in the first three quarters of fiscal 2015, as compared with $82.7 million provided by operations in 2014. The increase in operating cash flow in the first three quarters of fiscal 2015 was the result of improved net working capital, partially offset by lower net earnings, compared with 2014.

Engineered Infrastructure Products (EIP) segment
The decrease in net sales in the third quarter and first three quarters of fiscal 2015 as compared with 2014 was primarily due to unfavorable foreign currency translation effects of $30.0 million and $75.7 million, respectively, and lower sales volumes. These reductions were partially offset by the acquisitions of Valmont SM in March 2014 and Shakespeare in October 2014, which added sales in the third quarter and first three quarters of fiscal 2015 of $15.3 million and $60.3 million, respectively.
Global lighting, traffic, and roadway product sales in the third quarter and first three quarters of 2015 were lower compared to the same periods in fiscal 2014. In the third quarter and first three quarters of fiscal 2015, sales volumes in the U.S. were higher in the commercial steel and aluminum markets and lower in the transportation markets. The transportation market continues to be challenging, due in part to the lack of long-term U.S. federal highway funding legislation. Sales volumes in Canada decreased in the third quarter and first three quarters of 2015 as compared to 2014, due to lower volumes and unfavorable currency impacts. Sales in Europe were lower in the third quarter and first three quarters of fiscal 2015 compared to the same periods in fiscal 2014, due to unfavorable currency translation effects that were offset to an extent by higher volumes relating to a large project in the Middle East that ended in the second quarter. The domestic markets in general remain subdued in Europe. In the Asia Pacific region, sales were slightly lower in the third quarter and first three quarters of fiscal 2015, as compared to 2014, due to lower investment activity in both China and Australia. Highway safety product sales decreased slightly in the third quarter due to unfavorable foreign currency translation. For the first three quarters of 2015 compared to 2014, increased sales volume from improvement in highway project activity in Australia and New Zealand offset some of the unfavorable foreign currency translation.
Communication product line sales were slightly higher in the third quarter and first three quarters of fiscal 2015, as compared with the same periods in fiscal 2014. North America communication structure sales decreased, primarily due to one customer who significantly reduced its 4G wireless network build out in 2015 compared with 2014. Communication component sales were higher in the third quarter and slightly higher for the first three quarters of 2015. In China, sales of wireless communication structures in the third quarter and first three quarters of fiscal 2015 increased over the same period in 2014 as the investment levels by the major wireless carriers have remained strong and we have increased our market share through better sales coverage.
Access systems product line sales decreased in the third quarter and first three quarters of 2015, as compared with 2014, primarily due to the negative impact of currency translation effects and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia, weaker market conditions in China, and fewer oil and gas related construction projects.
Offshore structures sales were down $14.5 million and $31.0 million in the third quarter and first three quarters of 2015, as compared to the same periods in 2014. These decreases are impacted by unfavorable currency translation effects of $6.7 million and $19.0 million in the third quarter and first three quarters of 2015 compared to the same periods in 2014, respectively, as well as reduced volumes partially offset by two additional months of sales in 2015. A delay in wind energy product introduction by our customers has resulted in some projects being postponed. An additional factor contributing to the sales decrease is the continuation of low oil prices that has resulted in the slowdown in the core energy markets served by our business.
Operating income for the segment in the third quarter and first three quarters of fiscal 2015 was lower, as compared with the same period of fiscal 2014, due to restructuring charges of $4.6 million and $9.8 million and unfavorable currency translation effects of $2.8 million and $6.0 million, respectively. The remainder of the decrease can be attributed to recording a $5.0 million impairment charge on the trade name of our access systems (Webforge) business, the reversal of the Locker earn-out liability in the third quarter of fiscal 2014 of approximately $4.0 million, and lower volumes and sales mix across the segment. The increase in SG&A spending in the first three quarters of 2015 was due to the Shakespeare and Valmont SM acquisitions totaling $2.4 million and $9.1 million, respectively, and impairment and restructuring charges incurred in 2015. These increases were partially offset by currency translation effects.

Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in the third quarter and first three quarters of 2015, as compared with 2014, due to lower sales volume, a decrease in average selling prices, most notably for our steel products, and an unfavorable sales mix. Our mix of revenue from very large transmission projects in the third quarter and first three quarters of 2015 was unfavorable to same periods of 2014. A backlog including some very large transmission projects at year-end 2013 provided for the more favorable mix of large transmission projects revenue in first quarter of 2014. Declining steel prices during the first three quarters of 2015 and a competitive pricing environment also contributed to lower average selling prices in the third quarter of 2015 compared to 2014.
In North America, sales volumes in tons for steel utility structures were down in the first three quarters of 2015, as compared with 2014. Concrete sales volumes in tons increased during the third quarter of 2015, but are lower through the first nine months of 2015 as compared to 2014. The pricing environment in North America continues to be very competitive. In the third quarter and first three quarters of 2015, as compared to 2014, international utility structures sales increased slightly due to higher volumes in the Asia-Pacific and EMEA region, offset to an extent by currency translation effects.
SG&A expense was relatively flat in the third quarter and first three quarters of 2015, as compared with 2014, primarily due to lower employee compensation and sales commissions, offset by restructuring costs. Operating income in the third quarter and first three quarters of 2015, as compared with 2014, decreased due to lower volumes, sales margins, and reduced leverage of fixed costs. While we initiated a number of actions to improve our cost structure in this segment, including certain restructuring activities, the full effect will be realized as the restructuring plans become fully implemented.
Coatings segment
Coatings segment sales in North America decreased in the third quarter and first three quarters of 2015, as compared with 2014, due to lower sales volumes and currency translation effects related to the strengthening of the U.S. dollar against the Canadian dollar. Intercompany sales volumes in North America were down as well. Those decreases were partially offset by higher average selling prices in 2015 as compared to 2014. Coatings sales in Asia Pacific decreased primarily due to currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. Continued weak demand in Australia led to the lower volumes that were partially offset by price increases to recover higher costs of zinc. Sales in Asia were down slightly in the third quarter and first three quarters of 2015, primarily due to currency translation effects.
SG&A expense increased in the third quarter and first three quarters of 2015, as compared to the same periods in 2014, primarily due to recording an impairment charge on the goodwill and trade name associated with the APAC Coatings reporting unit totaling $10.2 million. Operating income was lower in the third quarter and first three quarters of 2015, as compared with 2014, due to restructuring costs primarily in Australia, impairment charges, lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America. Additionally, a $2.5 million gain was realized from the receipt of business interruption insurance proceeds in the third quarter of 2014 related to a 2013 fire at one of our North American facilities which was recorded against Service Costs of Sales in the Condensed Consolidated Statements of Earnings.
Irrigation segment
The decrease in Irrigation segment net sales in the third quarter and first three quarters of fiscal 2015, as compared with 2014, was mainly due to sales volume decreases in both North American and International markets. In fiscal 2015, net farm income in the United States is expected to decrease 36% from the levels of 2014, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in the third quarter and first three quarters of 2015, as compared with 2014. In addition, sales volume from storm damage in the United States was exceptionally high in the third quarter of 2014. In international markets, sales decreased in the first three quarters of 2015, as compared with 2014, primarily due to reduced volumes in Brazil, Eastern Europe, Australia, and the Middle East and unfavorable currency translation effects in Brazil and South Africa. Sales decreased in the third quarter of 2015 as compared to 2014, due primarily to reduced volumes and currency translation effects in Brazil and reduced volumes in Argentina and Australia.
SG&A was lower in the third quarter and first three quarters of fiscal 2015, as compared with 2014. This was due to currency translation reductions of $1.1 million and $2.5 million, respectively, and a general reduction in overall spending. This was offset by expenses for AgSense (acquired in August 2014) of $1.0 million and $3.1 million, respectively. Operating income for the segment declined in the third quarter and first three quarters of fiscal 2015 over 2014, due to sales volume decreases and associated operating deleverage of fixed operating costs, unfavorable currency impacts, and slightly lower pricing. These reductions were partially offset by the operating income of AgSense that was acquired in August 2014, lower average steel purchase prices, and reduced factory spending to adjust to the lower sales volumes.
Other
This unit includes the grinding media, industrial tubing, and industrial fasteners operations. The decrease in sales in the third quarter and first three quarters of fiscal 2015, as compared with 2014, was due in part to unfavorable currency translation of $6.8 million and $15.0 million, respectively. Grinding media volumes were slightly lower in the third quarter but higher in the first three quarters of 2015. Tubing sales in 2015 were lower due to a decline in steel prices and lower volumes. Industrial fasteners sales were down due to lower volumes in 2015. Operating income in the third quarter and first three quarters of fiscal 2015 was lower than the same periods in 2014, due primarily to lower tubing and industrial fasteners sales volumes and unfavorable currency translation.
Net corporate expense
Net corporate expense in the third quarter and first three quarters of fiscal 2015 decreased over the same periods in fiscal 2014. These decreases were mainly due to the following, which were offset partially by restructuring expenses of $2.2 million and $4.3 million, respectively:

•	decreased employee incentive accruals of $2.0 million and $8.0 million, due to lower operating results;

•	lower expenses associated with the Delta Pension Plan of $0.8 million and $2.5 million; and

•	reduced deferred compensation expenses of $1.9 million and $2.6 million, which was offset by the same amount of other expense.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $906.6 million at September 26, 2015, as compared with $995.7 million at December 27, 2014. The decrease in net working capital in 2015 mainly resulted from decreased cash which was used in the share repurchase program and lower accounts receivable due to improved collections and lower sales. Cash flow provided by operations was $182.8 million in the first three quarters of 2015, as compared with $82.7 million in first three quarters of 2014. The increase in operating cash flow in 2015 was primarily the result of working capital improvements over 2014, offset to an extent by reduced net earnings. In addition, Valmont incurred cash prepayment expenses in 2014 related to its debt refinancing activities which was a use of operating cash flows.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2015 was $34.4 million, as compared with $63.4 million for the same period in 2014. Significant capital spending projects in 2015 and 2014 include certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2015 fiscal year to be approximately $50 million. The biggest contributor to lower investing cash outflows in 2015 as compared to 2014, was no acquisitions in the first three quarters of 2015 and $137.4 million in the first three quarters of 2014 for the acquisition of Valmont SM and AgSense.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $767.4 million at September 26, 2015 from $781.8 million at December 27, 2014. Financing cash flows changed from a use of approximately $43.2 million in the first three quarters of fiscal 2014 to a use of approximately $190.2 million in the first three quarters of fiscal 2015. The primary reason for the change was due to a combination of increasing our long-term borrowings in 2014, offset by purchasing $168.1 million less treasury shares in 2015 over 2014 related to the share repurchase program.
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
As of September 26, 2015, we have acquired approximately 3.9 million shares for approximately $543.3 million under these share repurchase programs. As of October 19, 2015, the date as of which we report on the cover of this form 10-Q the number of outstanding shares of our common stock, we have acquired a total of approximately 4.0 million shares for approximately $548.5 million under these share repurchase programs.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to BBB - to finance a special acquisition or other opportunity. Otherwise, we expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

Our debt financing at September 26, 2015 is primarily long-term debt consisting of:

•	$250.2 million face value ($254.9 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.7 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At September 26, 2015 and December 27, 2014, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 26, 2015, we had the ability to borrow $581.7 million under this facility, after consideration of standby letters of credit of $18.3 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $108.6 million, $95.5 million of which was unused at September 26, 2015.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. The debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired business. As such, when we acquire a new business, our calculations will be on an Adjusted EBITDA basis. For the periods below, no EBITDA from acquired businesses was included. Our key debt covenants are as follows:

•	Interest-bearing debt is not to exceed 3.5X EBITDA of the prior four quarters; and

•	EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

At September 26, 2015, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 26, 2015 were as follows:

Interest-bearing debt	$767,418
EBITDA-last four quarters	311,374
Leverage ratio	2.46

EBITDA-last four quarters	$311,374
Interest expense-last four quarters	45,053
Interest earned ratio	6.91
The calculation of EBITDA-last four quarters (September 28, 2014 through September 26, 2015) is as follows:

Net cash flows from operations	$274,221
Interest expense	45,053
Income tax expense	59,455
Impairment of assets	(12,659)
Impairment of Goodwill & Intangibles	(15,200)
Loss on investment	(3,955)
Acquisition earn-out release	4,300
Deferred income tax benefit	(14,502)
Noncontrolling interest	(4,974)
Equity in earnings of nonconsolidated subsidiaries	63
Stock-based compensation	(6,953)
Pension plan expense	(176)
Contribution to pension plan	15,663
Changes in assets and liabilities	(31,665)
Other	2,703
EBITDA	311,374

Net earnings attributable to Valmont Industries, Inc.	$111,139
Interest expense	45,053
Income tax expense	59,455
Depreciation and amortization expense	95,727
EBITDA	311,374
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $675.0 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances at September 26, 2015, approximately $287.6 million is held in entities outside the United States with $85.9 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $85.9 million of Delta Ltd.'s cash balances.

If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, we estimate that we would pay approximately $22.4 million in income taxes to repatriate that cash.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 42-45 in our Form 10-K for the fiscal year ended December 27, 2014 during the quarter ended September 26, 2015.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Steel is a key material we use and over the last several years, prices for this commodity have been volatile. Our main strategy in managing this risk is a combination of fixed price purchase contracts with our vendors to reduce the volatility and sales price increases where possible. This commodity is most significant for our utility support structures segment where the cost of steel has been approximately 50% of the net sales on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures by approximately $43 million on a year-to-date basis ended September 26, 2015.

There were no other material changes in the company's market risk during the quarter ended September 26, 2015. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 27, 2014.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
June 28, 2015 to July 25, 2015	71,597	$116.68	71,597	$225,582,000
July 26, 2015 to August 29, 2015	138,653	109.24	138,653	210,435,000
August 30, 2015 to September 26, 2015	36,700	100.83	36,700	206,734,000
Total	246,950	$110.15	246,950	$206,734,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 26, 2015, we have acquired 3,947,920 shares for approximately $543.3 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 29th day of October, 2015.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.