Form 10-K
period 2015-12-26
VALMONT INDUSTRIES INC
filed 2016-02-24
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
At February 17, 2016 there were 22,786,996 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 26, 2015 was $2,720,907,768.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 26, 2016 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 26, 2015, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2015

PART I
ITEM 1. BUSINESS.

(a)	General Description of Business
General
We are a diversified global producer of fabricated metal products and are a leading producer of steel, aluminum and composite pole, tower and other structures in our Engineered Support Structures (ESS) segment, steel and concrete pole structures in our Utilities Support Structures (Utility) segment and are a global producer of mechanized irrigation systems in our Irrigation segment. Within our Energy and Mining segment, we manufacture industrial access systems, grinding media used in mining operations, and complex steel structures used in wind energy and utility transmission applications outside the United States. We also provide metal coating services, including galvanizing, painting and anodizing in our Coatings segment. Our products sold through the ESS segment include outdoor lighting, traffic control, and roadway safety structures, wireless communication structures and components. Our pole structures sold through our Utility segment support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment that delivers water, chemical fertilizers and pesticides to agricultural crops. Customers and end-users of our products include state and federal governments, contractors, utility and telecommunications companies, manufacturers of commercial lighting fixtures and large farms as well as the general manufacturing sector. In 2015, approximately 37% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).
Business Strategy
Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:
Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, technological innovation and consistent high quality. For example, our Utility segment increased its sales between 2010 and 2013 through our engineering capability, effective coordination of our production capacity and strong customer service to meet our customers’ requirements, especially on large, complex projects.
Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently have a strong presence as well as into applications for which end-users do not currently purchase our type of product. In recent years, our Utility business successfully expanded into new markets in Africa. We have also expanded our geographic presence in Europe and North Africa for lighting structures. We have also been successful introducing our pole products to utility and wireless communication applications where customers have traditionally purchased lattice tower products. Our strategy of building manufacturing presences in China and India was based primarily on expanding our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new mechanized irrigation markets in emerging markets. In recent years, these markets include China and Eastern Europe. Our 2015 acquisition of American Galvanizing provides us with a presence in the Northeast U.S. galvanizing market.
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

The decorative lighting market has different customers than our traditional markets and the products to serve that market are different than the poles we manufacture for the transportation and commercial markets. The acquisition of Delta in 2010 gave us a presence in highway safety systems and industrial access systems, products that we believe are complementary to our existing products and provide us with future growth opportunities. The establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment.
Acquisitions
We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):
2010

•
Acquisition of Delta plc, a publicly-traded company headquartered in the United Kingdom that manufactures and distributes steel engineered products, provides galvanizing services and manufactures steel forged grinding media and electrolytic manganese dioxide (ESS, Energy & Mining, Coatings)

2011

•	Acquisition of the remaining 40% not previously owned of Donhad Pty. Ltd., a forged steel grinding media manufacturer located in Australia (Energy & Mining)

•	Acquisition of an irrigation monitoring services company located in Brazil (Irrigation)
2012

•	Acquisition of a galvanizing business with three locations in Ontario, Canada (Coatings)
2013

•
Acquisition of a manufacturer of perforated, expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia (Energy and Mining)

•	Acquisition of the remaining 40% not previously owned of Valley Irrigation South Africa Pty. Ltd (Irrigation)

•	Acquisition of a distributor a company holding proprietary intellectual property for products serving the highway safety market located in New Zealand (ESS)
2014

•	Acquisition of a manufacturer of heavy complex steel structures with two manufacturing locations in Denmark (Energy and Mining)

•	Acquisition of a 51% ownership stake in AgSense, which provides farmers with remote monitoring equipment for their pivots and entire farming operation (Irrigation)

•	Acquisition of a manufacturer of fiberglass composite support structures with two manufacturing locations in South Carolina (ESS)
2015

•	Acquisition of a galvanizing business located in Hammonton, New Jersey (Coatings)
There have been no significant divestitures of businesses in the past six years. In 2011, we exited our structures joint venture in Turkey (formed in 2008) and ceased our structures sales and distribution operation in Italy. Both of these businesses were in the ESS segment. The impact of these events on our financial statements was not material.
(b)    Segments
In 2015, the Company changed its reportable segment structure to improve transparency. The Company now has five reportable segments and our management structure was changed to align with this new reporting structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment. A new reportable segment, Energy & Mining, includes the businesses primarily serving the energy and mining end markets. This segment includes the access systems applications businesses and offshore structures business that was formerly part of the Engineered Infrastructure Products (EIP) segment, and the grinding media business that was formerly included in the "Other" category. The remaining businesses from the EIP segment were renamed "Engineered Support Structures". We also moved the tubing business from the "Other" category to the Irrigation segment as one of the largest markets it serves is agriculture.

Our reportable segments are as follows:
Engineered Support Structures: This segment consists of the manufacture and distribution of engineered metal and composite structures and components for global lighting and traffic, wireless communication, and roadway safety;
Utility Support Structures: This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;
Energy and Mining: This segment, all outside of the United States, consists of the manufacture of access systems applications, forged steel grinding media, on and off shore oil, gas, and wind energy structures.
Coatings: This segment consists of galvanizing, anodizing and powder coating services on a global basis; and
Irrigation: This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry as well as tubular products for a variety of industrial customers.
Other: In addition to these five reportable segments, we have other operations and activities that individually are not more than 10% of consolidated sales, operating income or assets. These activities include the distribution of industrial fasteners.
Amounts of sales, operating income and total assets attributable to each segment for each of the last three years is set forth in Note 18 of our consolidated financial statements.

(c)	Narrative Description of Business
Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our five reportable segments is set forth below.
Engineered Support Structures Segment
Products Produced—We manufacture steel, aluminum, and composite poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America and China. Traffic poles are structures to which traffic signals are attached and aid the orderly flow of automobile traffic. While standard designs are available, poles are often engineered to customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. This product line also includes roadway safety systems, including guard rail barrier systems, wire rope safety barriers, crash attenuation barriers and other products designed to redirect vehicles when off course and to prevent collisions between vehicles. Highway safety systems are also designed and engineered to absorb collisions and ultimately reduce roadway fatalities and injury.
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
Markets—The key markets for our lighting, traffic and roadway safety products are the transportation and commercial lighting markets and public roadway building and improvement. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the federal highway program. This program provides funding to improve the nation’s roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. The current federal highway program was renewed and extended in late 2015. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments. The commercial lighting market is mainly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy.
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
Energy and Mining Segment
Products Produced— We produce and distribute access systems, which are engineered structures and components that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. We also produce a line of products which are used in architectural applications. Examples of these products are perforated metal sun screens and facades that can be used on building structures to improve shading and aesthetics. Products offered in this product line are usually engineered to specific customer requirements and include floor gratings, handrails, barriers and sunscreens. This segment also manufactures complex steel structures, rotor houses, crown-mounted compensators, winches, cranes and material handling equipment for offshore and land-based wind energy, oil & gas, and utility transmission outside of North America. We also produce forged steel products used in the mining processing industry.
Markets - Markets for access systems are typically driven by infrastructure, industrial and commercial construction spending and can be cyclical depending on economic conditions in the markets in which we compete. Customers consist of construction firms or installers who participate in infrastructure, industrial and commercial construction projects, natural gas and mineral exploration companies, resellers such as steel service centers, and end users. Markets for the complex steel structures are in oil and gas, wind turbine towers, and material handling systems within Europe. The market for grinding media are mines typically within Australia.
Competition - For both access systems and grinding media, we compete on the basis of product quality and timely, complete and accurate delivery of the product. There are numerous competitors for both of these product lines. Pricing can be very competitive, especially when demand is weak or when strong local currencies result in increased competition from imported products. For offshore and complex steel structures, we compete based on our ability to co-engineer and design solutions with customers, carry out advanced order production of complex steel constructions with electronics and hydraulics and having highly automated series production for more mature products.
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
Other Types of Irrigation — There are other forms of irrigation available to farmers, two of the most prevalent being flood irrigation and drip irrigation. In flood irrigation, water is applied through a pipe or canal at the top of the field and allowed to run down the field by gravity. Drip irrigation involves plastic pipe or tape resting on the surface of the field or buried a few inches below ground level, with water being applied gradually. We estimate that center pivot and linear irrigation comprises 50% of the irrigated acreage in North America. International markets use predominantly flood irrigation, although all forms are used to some extent.
The Company through its majority ownership in AgSense LLC, develops and markets remote monitoring technology for pivot irrigation systems that is sold on a subscription basis under the WagNet product name. WagNet technology allows growers to remotely monitor and operate irrigation equipment and other farm structures such as grain bins. Data management and control is achieved using applications running on either a personal computer-based internet browser or various mobile devices connected to the internet. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in the transportation and other industries.
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
Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of price, product innovation and features, product durability and reliability, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods when market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately‑owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.
Distribution Methods—We market our irrigation machines and service parts through independent dealers. There are approximately 280 dealer locations in North America, with another approximately 210 dealers serving international markets. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.
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
Backlog.
The backlog of orders for the principal products manufactured and marketed was $590.4 million at the end of the 2015 fiscal year and $658.8 million at the end of the 2014 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2015 backlog of orders will be filled during fiscal year 2016. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/26/2015	12/27/2014
Engineered Support Structures	$148.2	$169.8
Energy & Mining	110.6	156.6
Utility Support Structures	244.6	279.6
Irrigation	86.7	52.6
Coatings	0.3	0.2
Other	—	—
	$590.4	$658.8
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
Number of Employees.
At December 26, 2015, we had 10,697 employees.

(d)	Financial Information About Geographic Areas
Our international sales activities encompass over 100 foreign countries. The information called for by this item is included in Note 18 of our consolidated financial statements. While Australia accounted for approximately 13% of our net sales in 2015, no other foreign country accounted for more than 5% of our net sales. Net sales for purposes of Note 18 include sales to outside customers.

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
Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $600 million in 2015 and over $750 million in 2014. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.
The end users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen‑based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. As of November 2015, the U.S. Department of Agriculture (USDA) estimated U.S. 2015 net farm income to be $55.9 billion, down 38 percent from USDA’s estimate of U.S. 2014 net farm income of $90.4 billion. If realized, the 2015 forecast would be the lowest since 2002.
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
The access systems and grinding media product lines are dependent on investment spending by our customers in the oil, natural gas, and other mined mineral exploration industries, most specifically in the Asia Pacific region. During periods of continued low oil and natural gas prices, these customers may elect to curtail spending on new exploration sites which will cause us to experience lower demand for these specific product lines.
Due to the cyclical nature of these markets, we have experienced, and in the future we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations and liquidity.

Changes in prices and reduced availability of key commodities such as steel, aluminum, zinc, natural gas and fuel may increase our operating costs and likely reduce our net sales and profitability.
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
Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability. Rising steel prices in 2010 and 2011 put pressure on gross profit margins, especially in our Engineered Support Structures and Utility Support Structures segments. In both of these segments, the elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of these sales are fixed price contracts, rapid increases in steel costs likely will result in lower operating income in these businesses.
Steel prices for both hot rolled coil and plate decreased substantially in North America in 2015 as compared to 2014. Decreases in our product sales pricing and volumes offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $58 million for the year ended December 26, 2015.
We believe the volatility over the past several years was due to significant increases in global steel production and rapid changes in consumption (especially in rapidly growing economies, such as China and India). The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases particularly in our lighting and traffic and utility businesses. In the same respect, rapid decreases in the price of steel can also result in reduced operating margins in our utility businesses due to the long production lead times.
Demand for our infrastructure products and coating services is highly dependent upon the overall level of infrastructure spending.
We manufacture and distribute engineered infrastructure products for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction‑related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is affected by and can decline because of, a number of factors, including (but not limited to):

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
In addition, sales in our Engineered Support Structures segment, particularly our lighting, traffic and highway safety products, are highly dependent upon federal, state, local and foreign government spending on infrastructure development projects, such as the 2015 U.S. federal highway bill. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues and changes in the political climate, including legislative delays, with respect to infrastructure appropriations. For instance, the lack of long-term U.S. federal highway spending legislation for a significant period of time prior to the 2015 U.S. federal highway bill has had a negative impact on our sales in this market. A substantial reduction in the level of government appropriations for infrastructure projects could have a material adverse effect on our results of operations or liquidity.
We may lose some of our foreign investment or our foreign sales and profits may reduce because of risks of doing business in foreign markets.
We are an international manufacturing company with operations around the world. At December 26, 2015, we operated over 100 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2015, approximately 37% of our total sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

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
As a result, we may lose some of our foreign investment or our foreign sales and profits may be materially reduced because of risks of doing business in foreign markets. In 2015, we recorded a $7 million allowance for doubtful accounts in our Irrigation segment related to a long-term receivable with a Chinese municipal entity.

Failure to comply with any applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.
We must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on the company’s reputation, business and results of operations and financial condition.
We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.
We sell our products in many countries around the world. Approximately 39% of our fiscal 2015 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. For example, the U.S. dollar appreciated versus the Australian dollar in 2015. As a result, our Australian sales measured in U.S. dollar terms decreased by approximately $68 million due to exchange rate translation effects. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In 2015, we realized a $17.3 million decrease in operating profit, as compared to 2014, from currency translation effects. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets. We experienced increased pricing competition in our access systems product line in Australia in 2011 and 2012. This increased pricing pressure, in part, was due to the strong Australian dollar and resulting competition from companies outside of Australia.
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
Our businesses require skilled factory workers and management in order to meet our customer’s needs, grow our sales and maintain competitive advantages. Skills such as welding, equipment maintenance and operating complex manufacturing machinery may be in short supply in certain geographic areas, leading to shortages of skilled labor and/or increased labor costs. Management talent is critical as well, to help grow our businesses and effectively plan for succession of key employees upon retirement. In some geographic areas, skilled management talent in certain areas may be difficult to find. To the extent we have difficulty in finding and retaining these skills in the workforce, there may be an adverse effect on our ability to grow profitably in the future.
We may incur significant warranty or contract management costs.
In our Utility Support Structures segment, we manufacture large structures for electrical transmission. These products may be highly engineered for very large, complex contracts and subject to terms and conditions that penalize us for late delivery and result in consequential and compensatory damages. From time to time, we may have a product quality issue on a large utility structures order and the costs of curing that issue may be significant. For example, we recorded a $17.0 million reserve in the fourth quarter of 2015 for a commercial settlement with a large customer that requires ongoing quality monitoring. Our products in the Engineered Support Structures segment include structures for a wide range of outdoor lighting and wireless communication applications.

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
Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. We detected contaminants at some of our present and former sites, principally in connection with historical operations. In addition, from time to time we have been named as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites that are not provided for in our financial statements, including third‑party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability beyond amounts provided for in our financial statements.
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
As of December 26, 2015, we had $766.0 million of total indebtedness outstanding. We had $581.7 million capacity to borrow under our revolving credit facility at December 26, 2015. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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
We had $349.1 million of cash at December 26, 2015, which mitigates a portion of the risk associated with our debt. However, approximately 80% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we are likely to incur significant income tax expenses to repatriate that cash. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.
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
Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 26, 2015, covered approximately 6,500 inactive or retired former Delta employees. At December 26, 2015, this plan was, for accounting purposes, underfunded by approximately £120.2 million ($179.3 million). The current agreement with the trustees of the pension plan for annual funding is approximately £10.0 million ($14.9 million) in respect of the funding shortfall and approximately £1.1 million ($1.6 million) in respect of administrative expenses. Although this funding obligation was considered in the offer price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

•
Laws and regulations in the United Kingdom normally require the plan trustees and us to agree on a new funding plan every three years. The next funding plan will be developed in 2016. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.

•
The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £120.2 million ($179.3 million) assumed for accounting purposes as of December 26, 2015. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to use Delta’s existing cash or the combined company’s future excess cash to grow the business or finance other obligations. The use of Delta’s cash and future cash flows beyond the operation of Delta’s business or the satisfaction of Delta’s obligations would require negotiations with the trustees and regulators.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2021. The headquarters of the Company’s reportable segments are located in Valley, Nebraska except for the headquarters of the Company’s Utility Support Structures segment, which is located in Birmingham, Alabama. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expand capacities where needed. Our principal operating locations by reportable segment are listed below.
Engineered Support Structures segment North America manufacturing locations are in Nebraska, Texas, Indiana, Minnesota, Oregon, South Carolina, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California and Georgia. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, all of which are owned facilities.
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
Energy and Mining segment is all international locations with manufacturing in Australia, Denmark, Indonesia, Philippines, Thailand, Malaysia and China. The largest of these operations are in Australia, Denmark, and China.

Coatings segment North America operations include U.S. operations located in Nebraska, Illinois, California, Minnesota, Kansas, Iowa, Indiana, New Jersey, Oregon, Utah, Oklahoma, Virginia, Alabama, Florida and South Carolina and three locations near Toronto, Canada. International operations are located in Australia, Malaysia, the Philippines and India.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

Executive Officers of the Company
Our executive officers at February 24, 2016, their ages, positions held, and the business experience of each during the past five years are, as follows:
Mogens C. Bay, age 67, Chairman and Chief Executive Officer since January 1997.
Mark C. Jaksich, age 58, Executive Vice President and Chief Financial Officer since February 2014. Vice President and Controller, February 2000 - February 2014.
Todd G. Atkinson, age 59, Executive Vice President since February 2011. Chief Executive Officer of Delta plc from July 2003 until February 2011. Mr. Atkinson's employment ended in February 2016.
Barry A. Ruffalo, age 46, Executive Vice President since March 2015. Mr. Ruffalo was a Group President of various divisions of Lindsay Corporation, an irrigation and infrastructure manufacturer, between 2007 and March 2015.
Vanessa K. Brown, age 63, Senior Vice President-Human Resources since July 2011. Director of Human Resources of North America Engineered Support Structures division from 1997 until 2011.
Timothy P. Francis, age 39, Vice President and Controller since June 2014. Mr. Francis served as Chief Financial Officer of Burlington Capital Group LLC (“BCG”) and America First Multifamily Investors, L.P. (“ATAX”), a NASDAQ listed Limited Partnership in which BCG serves as the General Partner, from January 2012 to May 2014. He was a certified public accountant with Deloitte & Touche LLP from January 2001 to January 2012, last serving as Senior Audit Manager.
John A. Kehoe, age 46, Vice President of Information Technology since June 2014. Mr. Kehoe was a senior information technology executive at Rockwell Collins, an aerospace and defense contractor and manufacturer, from 2004 - 2014.
.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 3,000 shareholders of common stock at December 26, 2015. Other stock information required by this item is included in Note 21 “Quarterly Financial Data (unaudited)” to the consolidated financial statements and incorporated herein by reference.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2015 to October 24, 2015	53,600	$97.96	53,600	$201,484,000
October 25, 2015 to November 28, 2015	—	—	—	201,484,000
November 29, 2015 to December 26, 2015	145,117	106.89	145,117	185,972,000
Total	198,717	$104.48	198,717	$185,972,000
On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized additional purchases of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of December 26, 2015, we have acquired 4,146,637 shares for approximately $564.0 million under this share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Data					(3)
Net sales	$2,618,924	$3,123,143	$3,304,211	$3,029,541	$2,661,480
Operating income (1)	131,695	357,716	473,069	382,296	263,310
Net earnings attributable to Valmont Industries, Inc. (2)	40,117	183,976	278,489	234,072	228,308
Depreciation and amortization	91,144	89,328	77,436	70,218	74,560
Capital expenditures	45,468	73,023	106,753	97,074	83,069
Per Share Data
Earnings:
Basic (2)	$1.72	$7.15	$10.45	$8.84	$8.67
Diluted (2)	1.71	7.09	10.35	8.75	8.60
Cash dividends declared	1.500	1.375	0.975	0.855	0.705
Financial Position
Working capital	$860,298	$995,727	$1,161,260	$1,013,507	$844,873
Property, plant and equipment, net	532,489	606,453	534,210	512,612	454,877
Total assets	2,399,428	2,729,668	2,776,494	2,568,551	2,306,076
Long-term debt, including current installments	765,041	767,835	471,109	472,817	474,650
Total Valmont Industries, Inc. shareholders’ equity.	918,441	1,201,833	1,522,025	1,349,912	1,146,962
Cash flow data:
Net cash flows from operating activities	$272,267	$174,096	$396,442	$197,097	$149,671
Net cash flows from investing activities	(48,171)	(256,863)	(131,721)	(136,692)	(84,063)
Net cash flows from financing activities	(220,005)	(139,756)	(37,380)	(16,355)	(45,911)
Financial Measures
Invested capital(a)	$1,766,897	$2,103,989	$2,113,903	$1,981,502	$1,769,461
Return on invested capital(a)	4.6%	11.3%	15.0%	13.2%	11.0%
Adjusted EBITDA(b)	$285,115	$413,684	$546,208	$462,417	$343,633
Return on beginning shareholders’ equity(c)	3.3%	12.1%	20.6%	20.4%	24.9%
Leverage ratio (d)	2.69	1.89	0.90	1.05	1.41
Year End Data
Shares outstanding (000)	22,857	24,229	26,825	26,674	26,481
Approximate number of shareholders	3,000	2,500	2,500	2,500	2,800
Number of employees	10,697	11,321	10,769	10,543	9,476

(1) Fiscal 2015 operating income included impairments of goodwill and intangible assets of $41,970 and restructuring expenses of $39,852.
(2) Fiscal 2015 included impairments of goodwill and intangible assets of $40,140 after-tax ($1.72 per share), restructuring expenses of $28,167 after-tax ($1.20 per share), and deferred income tax expense of $7,120 ($0.31 per share) for a change in U.K tax rates. Fiscal 2014 included costs associated with refinancing of our long-term debt of $24,171 after tax ($0.93 per share). Fiscal 2013 included $4,569 ($0.17 per share) in after-tax fixed asset impairment losses at Delta EMD Pty. Ltd. (EMD) and $12,011 ($0.45 per share) in losses associated with the deconsolidation of EMD. Fiscal 2011 included $66,026 ($2.49 per share) of income tax benefits associated with a legal entity restructuring resulting in the removal of valuation allowances on deferred income tax assets and increased income tax basis in certain assets.
(3) Fiscal 2011 was a 53 week fiscal year.
_____________________________________________

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

	2015	2014	2013	2012	2011
Operating income	$131,695	$357,716	$473,069	$382,296	$263,310
Effective tax rate (1)	32.0%	33.4%	35.1%	35.2%	30.2%
Tax effect on operating income	(42,142)	(119,477)	(166,047)	(134,568)	(79,520)
After-tax operating income	89,553	238,239	307,022	247,728	183,790
Average invested capital	1,935,443	2,108,946	2,047,703	1,875,482	1,673,584
Return on invested capital	4.6%	11.3%	15.0%	13.2%	11.0%
Total assets	$2,399,428	$2,729,668	$2,776,494	$2,568,551	$2,306,076
Less: Accounts and income taxes payable	(179,983)	(196,565)	(216,121)	(212,424)	(234,537)
Less: Accrued expenses	(175,947)	(176,430)	(194,527)	(180,408)	(157,128)
Less: Defined benefit pension liability	(179,323)	(150,124)	(154,397)	(112,043)	(68,024)
Less: Deferred compensation	(48,417)	(47,932)	(39,109)	(31,920)	(30,741)
Less: Other noncurrent liabilities	(40,290)	(45,542)	(51,731)	(44,252)	(41,418)
Less: Dividends payable	(8,571)	(9,086)	(6,706)	(6,002)	(4,767)
Total Invested capital	$1,766,897	$2,103,989	$2,113,903	$1,981,502	$1,769,461
Beginning of year invested capital	$2,103,989	$2,113,903	$1,981,502	$1,769,461	$1,577,707
Average invested capital	$1,935,443	$2,108,946	$2,047,703	$1,875,482	$1,673,584
(1) The effective tax rate in 2015 excludes the effects of the goodwill impairments which are not deductible for income tax purposes and the $7.1 million deferred income tax expense recognized as a result of the U.K. corporate tax rate decreasing from 20% to 18%. The effective tax rate in 2015 including these items is 51.0%. The effective tax rate in 2011 does not include the effects of the legal entity reorganization executed in late 2011 (approximately $66.0 million). The effective tax rate in 2011 including the effect of the restructuring was 2.0%.
Return on invested capital, as presented, may not be comparable to similarly titled measures of other companies.

(b)
Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50x Adjusted EBITDA for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA is as follows:

	2015	2014	2013	2012	2011
Net cash flows from operations	$272,267	$174,096	$396,442	$197,097	$149,671
Interest expense	44,621	36,790	32,502	31,625	36,175
Income tax expense	47,427	94,894	157,781	126,502	4,590
Loss on investment	(4,555)	(3,795)	—	—	—
Non-cash debt refinancing costs	—	2,478	—	—	—
Change in fair value of contingent consideration	—	4,300	—	—	—
Deconsolidation of subsidiary	—	—	(12,011)	—	—
Impairment of goodwill and intangible assets	(41,970)	—	—	—	—
Impairment of property, plant and equipment	(19,836)	—	(12,161)	—	—
Deferred income tax (expense) benefit	(4,858)	(5,251)	10,141	(3,720)	84,962
Noncontrolling interest	(5,216)	(5,342)	(1,971)	(4,844)	(8,918)
Equity in earnings of nonconsolidated subsidiaries	(247)	29	835	6,128	8,059
Stock-based compensation	(7,244)	(6,730)	(6,513)	(5,829)	(5,931)
Pension plan expense	610	(2,638)	(6,569)	(4,281)	(5,449)
Contribution to pension plan	16,500	18,173	17,619	11,591	11,860
Changes in assets and liabilities, net of acquisitions	(71,863)	98,376	(34,205)	108,469	69,307
Other	(2,327)	(392)	4,318	(321)	(693)
EBITDA	223,309	404,988	546,208	462,417	343,633
Impairment of goodwill and intangible assets	41,970	—	—	—	—
Impairment of property, plant and equipment	19,836	—	—	—	—
EBITDA from acquisitions (months in 2014 not owned by Company)	—	8,696	—	—	—
Adjusted EBITDA	$285,115	$413,684	$546,208	$462,417	$343,633

	2015	2014	2013	2012	2011
Net earnings attributable to Valmont Industries, Inc.	$40,117	$183,976	$278,489	$234,072	$228,308
Interest expense	44,621	36,790	32,502	31,625	36,175
Income tax expense	47,427	94,894	157,781	126,502	4,590
Depreciation and amortization expense	91,144	89,328	77,436	70,218	74,560
EBITDA	223,309	404,988	546,208	462,417	343,633
Impairment of goodwill and intangible assets	41,970	—	—	—	—
Impairment of property, plant and equipment	19,836	—	—	—	—
EBITDA from acquisitions (months in 2014 not owned by Company)	—	8,696	—	—	—
Adjusted EBITDA	$285,115	$413,684	$546,208	$462,417	$343,633
Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. During 2014, we incurred $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it was not added back in the Adjusted EBITDA reconciliation to cash flows from operation or net earnings for either the year ended December 27, 2014.

(c)	Return on beginning shareholders’ equity is calculated by dividing Net earnings attributable to Valmont Industries, Inc. by the prior year’s ending Total Valmont Industries, Inc. shareholders’ equity.

(d)
Leverage ratio is calculated as the sum of current portion of long-term debt, notes payable to bank, and long-term debt divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.5 for any reporting period (four quarters). If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is not a measure of financial performance or liquidity under GAAP and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

	2015	2014	2013	2012	2011
Current portion of long-term debt	$1,077	$1,181	$202	$224	$235
Notes payable to bank	976	13,952	19,024	13,375	11,403
Long-term debt	763,964	766,654	470,907	472,593	474,415
Total interest bearing debt	766,017	781,787	490,133	486,192	486,053
Adjusted EBITDA	285,115	413,684	546,208	462,417	343,633
Leverage Ratio	2.69	1.89	0.90	1.05	1.41

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS
Forward‑Looking Statements
Management’s discussion and analysis, and other sections of this annual report, contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward‑looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward‑looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

General

	2015	2014	Change 2015 - 2014	2013	Change 2014 - 2013
	Dollars in millions, except per share amounts
Consolidated
Net sales	$2,618.9	$3,123.1	(16.1)%	$3,304.2	(5.5)%
Gross profit	621.0	808.1	(23.2)%	945.2	(14.5)%
as a percent of sales	23.7%	25.9%		28.6%
SG&A expense	489.3	450.4	8.6%	472.1	(4.6)%
as a percent of sales	18.7%	14.4%		14.3%
Operating income	131.7	357.7	(63.2)%	473.1	(24.4)%
as a percent of sales	5.0%	11.5%		14.3%
Net interest expense	41.3	30.7	34.5%	26.0	18.1%
Effective tax rate	51.0%	33.4%		35.1%
Net earnings attributable to Valmont Industries, Inc	40.1	184.0	(78.2)%	278.5	(33.9)%
Diluted earnings per share	$1.71	$7.09	(75.9)%	$10.35	(31.5)%
Engineered Support Structures Segment
Net sales	$748.4	$735.0	1.8%	$696.3	5.6%
Gross profit	191.6	194.2	(1.3)%	197.4	(1.6)%
SG&A expense	132.0	128.2	3.0%	131.5	(2.5)%
Operating income	59.6	66.0	(9.7)%	65.9	0.2%
Energy & Mining Segment
Net sales	$333.2	$443.7	(24.9)%	$339.8	30.6%
Gross profit	53.4	93.8	(43.1)%	79.5	18.0%
SG&A expense	72.1	52.5	37.3%	44.4	18.2%
Operating income	(18.7)	41.3	(145.3)%	35.1	17.7%
Utility Support Structures Segment
Net sales	$673.3	$822.6	(18.1)%	$959.7	(14.3)%
Gross profit	116.0	172.0	(32.6)%	257.4	(33.2)%
SG&A expense	78.2	76.9	1.7%	82.7	(7.0)%
Operating income	37.8	95.1	(60.3)%	174.7	(45.6)%
Coatings Segment
Net sales	$255.5	$278.4	(8.2)%	$301.0	(7.5)%
Gross profit	79.8	98.1	(18.7)%	106.7	(8.1)%
SG&A expense	52.4	37.1	41.2%	31.8	16.7%
Operating income	27.4	61.0	(55.1)%	74.9	(18.6)%
Irrigation Segment
Net sales	$605.8	$839.7	(27.9)%	$964.4	(12.9)%
Gross profit	183.5	248.1	(26.0)%	304.8	(18.6)%
SG&A expense	99.0	96.6	2.5%	98.4	(1.8)%
Operating income	84.5	151.5	(44.2)%	206.4	(26.6)%
Other
Net sales	$2.7	$3.7	(27.0)%	$43.0	(91.4)%
Gross profit	(3.1)	1.7	(282.4)%	(0.8)	312.5%
SG&A expense	6.7	3.2	109.4%	6.4	(50.0)%
Operating income	(9.8)	(1.5)	553.3%	(7.2)	(79.2)%
Net corporate expense
Gross profit	$(0.2)	$0.2	(200.0)%	$0.2	—%
SG&A expense	48.9	55.9	(12.5)%	76.9	(27.3)%
Operating loss	(49.1)	(55.7)	(11.8)%	(76.7)	(27.4)%

RESULTS OF OPERATIONS
FISCAL 2015 COMPARED WITH FISCAL 2014
Overview
As discussed below, the Company's reported net earnings for the year ended December 26, 2015 was impacted by the decrease in net sales ($504.2 million), restructuring expense (pre-tax $39.9 million), and impairments of goodwill and intangible assets (pre-tax $42.0 million).
On a consolidated basis, the decrease in net sales in 2015, as compared with 2014, reflected lower sales in all reportable segments except for the Engineered Support Structures segment. The changes in net sales in 2015, as compared with 2014, was due to the following factors:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2014	$3,123.1	$735.0	$443.7	$822.6	$278.4	$839.7	$3.7
Volume	(302.7)	22.4	(49.7)	(65.8)	(18.5)	(190.1)	(1.0)
Pricing/mix	(86.9)	(3.8)	(6.9)	(76.3)	12.5	(12.4)	—
Acquisitions	73.6	44.9	15.4	—	2.2	11.1	—
Currency translation	(188.2)	(50.1)	(69.3)	(7.2)	(19.1)	(42.5)	—
Sales - 2015	$2,618.9	$748.4	$333.2	$673.3	$255.5	$605.8	$2.7
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Acquisitions included DS SM A/S (renamed Valmont SM), AgSense LLC, Shakespeare, and American Galvanizing. We acquired Valmont SM in March 2014, AgSense in August 2014, Shakespeare in October 2014, and American Galvanizing in October 2015. Shakespeare is reported in the Engineered Support Structures segment, Valmont SM is recorded in the Energy & Mining segment, AgSense is reported in the Irrigation segment, and American Galvanizing is reported in the Coatings segment. Average steel index prices for both hot rolled coil and plate decreased substantially in North America in 2015 as compared to 2014. Decreases in sales pricing and volumes offset the increase in gross profit realized from the lower steel prices.

Restructuring Plan

In April 2015, our Board of Directors authorized a broad restructuring plan (the "Plan") including up to $60 million of expenses to respond to the market environment in certain of our businesses. During 2015 we incurred approximately $39.9 million of restructuring expense consisting of $21.7 million cost of goods sold and $18.2 million in selling, general, and administrative expense. The decrease in gross profit in 2015 due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate

Full year	$(21.7)	$(4.1)	$(6.4)	$(4.5)	$(6.0)	$(0.7)	$—	$—

The decrease in 2015 operating income due to restructuring expense by segment is as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate

Full year	$(39.9)	$(9.3)	$(7.1)	$(5.2)	$(6.6)	$(1.3)	$(4.0)	$(6.4)

Goodwill and Trade Name Impairment
The Company recognized a $16.2 million impairment of goodwill on the APAC Coatings reporting unit during fiscal 2015, which represented all of the remaining goodwill on this reporting unit. The goodwill impairment was a result of difficulties in the Australian market over the last couple of years, including a general slowdown in manufacturing. The Company also recorded a $1.1 million impairment of the Industrial Galvanizing trade name (in the Coatings segment) and a $5.8 million impairment of the Webforge trade name (in the Energy and Mining segment) during 2015. In the fourth quarter of 2015, the Company recorded a $18.8 million goodwill impairment of its Access Systems reporting unit due to continued downward pressure on oil and natural gas prices which in turn reduces the prospects for new oil and gas exploration primarily in Australia and Southeast Asia.

Currency Translation

In 2015, we realized a decrease in operating profit of $17.3 million, as compared with 2014, due to currency translation effects. On average, the U.S. dollar strengthened against most currencies and in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate

Year-to-date	$(17.3)	$(3.4)	$(5.5)	$0.2	$(1.9)	$(7.6)	$—	$0.9

Gross Profit, SG&A, and Operating Income

The decrease in gross margin (gross profit as a percent of sales) in fiscal 2015, as compared with 2014, was due to a combination of lower sales prices, unfavorable sales mix, restructuring charges, and reduced sales volumes in 2015. This was partially offset by gross margin from acquisitions and a reduction of LIFO inventory layers in 2015.

Selling, general and administrative (SG&A) expense in 2015 increased from 2014, primarily due to the following factors:

•	acquisition of Valmont SM, AgSense, Shakespeare, and American Galvanizing with expenses of $12.7 million;

•	increased doubtful account provisions of $11.1 million, principally in the irrigation segment;

•	expenses incurred related to the restructuring plan of $18.2 million; and

•	impairment of goodwill and trade names of $42.0 million.

The above increases in SG&A were partially offset by the following:

•	currency translation effects of $23.5 million due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian Real, Euro, and South African Rand;

•	decreased employee incentive accruals and other compensation costs of $10.2 million, due to lower operating results;

•	lower expenses associated with the Delta Pension Plan of $3.2 million, and;

•	reduced deferred compensation expenses of $2.6 million, which is offset by the same amount of other expense.

The decrease in operating income on a reportable segment basis in 2015, as compared to 2014, was due to reduced operating performance in all segments. The decrease in operating income is primarily attributable to lower volumes and sales prices, restructuring expenses, impairment charges, and currency translation effects.

Net Interest Expense and Debt

Net interest expense increased in 2015, as compared with 2014, primarily due to additional long-term debt borrowed in the third quarter of 2014. In addition, interest income decreased due to less cash on hand for investment due to the share buyback program.

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

Other Expense

The decrease in other expense in 2015, as compared with 2014, was due to the difference in investment income from the Company's shares of Delta EMD. In 2014, we recorded a non-cash mark to market loss of $3.8 million due to the decrease in fair value of the shares. In 2015, we received a $5.0 million special dividend that was fully offset by a non-cash mark to market loss; the EMD investment then appreciated approximately $0.5 million in 2015. An additional contributing factor was more favorable foreign currency transaction gains/losses due to currency exchange rate changes. These improvements were partially offset by reduced market performance of deferred compensation assets of $2.6 million.

Income Tax Expense

Our effective income tax rate in fiscal 2015 of 51.0%, respectively, was higher when compared with the same periods in fiscal 2014 of 33.4%. The increase primarily relates to the APAC Coatings and Access Systems goodwill impairments recorded in 2015 that are not deductible for tax purposes. In addition, U.K. corporate tax rates were collectively reduced from 20% to 18%. Accordingly, we reduced the value of our deferred tax assets associated with net operating loss carryforwards and certain timing differences by $7.1 million, with a corresponding increase in income tax expense.

Earnings attributable to noncontrolling interest was lower in 2015, as compared with 2014, due to the write-off of the remaining interest in a joint venture.

Cash Flows from Operations

Our cash flows provided by operations were approximately $272.3 million in 2015, as compared with $174.1 million provided by operations in 2014. The increase in operating cash flow in 2015 was the result of improved net working capital, partially offset by lower net earnings, compared with 2014.

Engineered Support Structures (ESS) segment
The increase in net sales in 2015 as compared with 2014 was primarily due to the acquisition of Shakespeare in October 2014 and improved volumes in certain regions. The increases were partially offset by unfavorable currency translation effects.
Global lighting, traffic, and roadway product sales in 2015 were lower compared to 2014. Sales volumes in the U.S. were higher in the commercial steel and aluminum markets and lower in the transportation markets. Sales volumes in Canada decreased in 2015 as compared to 2014, due to unfavorable currency impacts that were partially offset by slightly higher volumes. Sales in Europe were lower in 2015 compared to 2014, due to unfavorable currency translation effects that were partially offset by higher volumes relating to a large project in the Middle East that concluded in the second quarter. The domestic markets in general remain subdued in Europe. In the Asia Pacific region, sales were slightly lower in 2015 as compared to 2014, due to lower investment activity in both China and Australia.
Highway safety product sales decreased in 2015 as compared to 2014, due to unfavorable foreign currency translation. An increase in sales volume and price due to improved highway project activity in Australia and New Zealand offset some of the unfavorable foreign currency translation.
Communication product line sales were higher in 2015, as compared with 2014. North America communication structure sales decreased, primarily due to one customer who significantly reduced its 4G wireless network build out in 2015 compared with 2014. Communication component sales were slightly higher in 2015 due to continued expansion of the customer base. In China, sales of wireless communication structures in 2015 increased over the same period in 2014 as the investment levels by the major wireless carriers remained strong due to the 4G network build out. In Australia, sales for wireless communication structures were down for the year but started to improve in the fourth quarter as the anticipated national broadband network build out began.
The increase in SG&A spending in 2015 was due to the Shakespeare acquisition totaling $7.0 million and restructuring charges of $5.2 million. These increases were partially offset by currency translation effects. Operating income for the segment in 2015 was lower, as compared with to 2014, due to restructuring charges of $9.3 million and unfavorable currency translation effects of $3.4 million. Due to the rapid decreases in steel prices during 2015, our North American lighting and traffic businesses in general were able to hold on to higher sales prices which improved gross margin and partially offset the lower operating income. In addition, lower steel prices led to reduced LIFO inventory reserves and higher profits that were offset by revaluing the remaining FIFO inventory. Lastly, the acquisition of Shakespeare contributed nine additional months in 2015 (as compared to 2014) accounting for additional operating income of approximately $4.0 million.
Energy & Mining (E&M) segment
The decrease in net sales in 2015 as compared with 2014 was primarily due to unfavorable currency translation effects and reduced volumes, offset partially by two additional months of business in 2015 for Valmont SM.
Access systems product line sales decreased in 2015 as compared with 2014, primarily due to the negative impact of currency translation effects and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia, weaker market conditions in China, and fewer oil and gas related construction projects.
Offshore structures sales were down $43.4 million in 2015, as compared to 2014. The decrease is impacted by unfavorable currency translation effects and reduced volumes partially offset by two additional months of sales in 2015. A delay in wind energy product introduction by our customers has resulted in some projects being delayed. An additional factor contributing to the sales decrease is the continuation of low oil prices that has resulted in lower sales for our customers in the exploration industry.
Grinding media sales were down in 2015 as compared with 2014, due to the negative impact of currency translation effects. Volumes were relatively flat year-over-year.
Operating income for the segment in 2015 was lower, as compared with 2014, due to goodwill and trade name impairments totaling $24.6 million, restructuring charges of $7.1 million, and unfavorable currency translation effects of $5.5 million. The remainder of the decrease can be attributed to the reversal of the Locker earn-out liability in 2014 of approximately $4.0 million, and lower volumes and sales mix in the offshore structures and access systems businesses. SG&A spending increased in 2015 as a result of the goodwill and trade name impairments, restructuring costs, and two additional months of Valmont SM expenses being partially offset by currency translation effects.
Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in 2015 as compared with 2014, due to lower sales volume, a decrease in average selling prices, most notably for our steel products, and an unfavorable sales mix. Our mix of revenue from very large transmission projects in 2015 was unfavorable to 2014. A backlog including some very large transmission projects at year-end 2013 provided for the more favorable mix of large transmission projects revenue in first quarter of 2014. Declining price of steel during 2015 and a competitive pricing environment also contributed to lower average selling prices in 2015 compared to 2014. In North America, sales volumes in tons for both steel and concrete utility structures were down in 2015, as compared with 2014. The pricing environment in North America continues to be very competitive. In 2015 as compared to 2014, international utility structures sales decreased due to lower volumes in export markets and unfavorable currency translation effects.
SG&A expense increased slightly in 2015, as compared with 2014, primarily due to restructuring costs. Operating income in 2015, as compared with 2014, decreased due to lower volumes, reduced sales margins, restructuring costs, and reduced leverage of fixed costs. In addition, the segment recorded a $17.0 million reserve in the fourth quarter of 2015 for a commercial settlement with a large customer that requires ongoing quality monitoring. While we initiated a number of actions to improve our cost structure in this segment, including certain restructuring activities, the full effect will be realized as these initiatives become fully implemented in 2016.

Coatings segment
Coatings segment sales in North America decreased in 2015, as compared with 2014, due to lower sales volumes and currency translation effects related to the strengthening of the U.S. dollar against the Canadian dollar. Intercompany sales volumes in North America were down as well. Those decreases were partially offset by higher average selling prices in 2015 as compared to 2014. Coatings sales in Asia Pacific decreased primarily due to currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar. In addition, continued weak demand in Australia led to the lower volumes that were partially offset by price increases to recover higher costs of zinc. Sales in Asia were down slightly in 2015, due to currency translation effects.
SG&A expense increased in 2015, as compared to the same periods in 2014, primarily due to recording an impairment charge on the goodwill and trade name associated with the APAC Coatings reporting unit totaling $17.3 million. Operating income was lower in 2015, as compared with 2014, due to restructuring costs primarily in Australia, impairment charges, lower sales volumes, unfavorable currency impacts, and reduced leverage of fixed costs in both Australia and North America. Additionally, $3.0 million business interruption insurance proceeds were received in 2014 related to a 2013 fire at one of our North American facilities.
Irrigation segment
The decrease in Irrigation segment net sales in 2015, as compared with 2014, was mainly due to sales volume decreases in both North American and International markets. In calendar 2015, net farm income in the United States is estimated by the USDA to have decreased 38% from the levels of 2014, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in 2015, as compared with 2014. In addition, sales volume from storm damage in the United States was exceptionally high in 2014. For the tubing business, sales volumes were down due to lower price of steel and lower volumes in 2015. In international markets, Irrigation sales decreased in 2015, as compared with 2014, primarily due to reduced volumes in Brazil, Eastern Europe, Australia, and the Middle East and unfavorable currency translation effects in Brazil and South Africa.
SG&A was higher in 2015, as compared with 2014. This was due to increased provisions for uncollected international receivables of approximately $8.0 million, the majority of which was a specific allowance recorded for delinquent receivables with a Chinese municipal entity. AgSense which operated for seven additional months in 2015, provided additional SG&A totaling $3.1 million. These increases were partially offset by currency translation reductions of $3.6 million, lower incentives and reduced discretionary spending. Operating income for the segment declined in 2015 over 2014, due to sales volume decreases and associated operating deleverage of fixed operating costs, unfavorable currency impacts, and increased SG&A expense. These reductions were partially offset by the operating income of AgSense that was acquired in August 2014, lower average steel purchase prices, and reduced factory spending to adjust to the lower sales volumes.
Other
This unit includes industrial fasteners operations and a product under development that ended in 2015. The decrease in sales in 2015, as compared with 2014, was due primarily to lower volumes. Operating income in 2015 was lower than the same periods in 2014, due primarily to reduced sales volumes and approximately $4 million of restructuring costs.
Net corporate expense
Net corporate expense in 2015 decreased over the same periods in fiscal 2014. These decreases were mainly due to the following, which were offset partially by restructuring expenses of $6.4 million:

•	decreased employee incentive accruals of $8.7 million, due to reduced operating results;

•	lower expenses associated with the Delta Pension Plan of $3.3 million; and

•	reduced deferred compensation expenses of $2.6 million, which was offset by the same amount of other expense.

FISCAL 2014 COMPARED WITH FISCAL 2013

Overview
On a consolidated basis, the decrease in net sales in 2014, as compared with 2013, reflected lower sales in all reportable segments and the "Other" category, except for Engineered Support Structures and Energy and Mining. The change in net sales in 2014, as compared with 2013, was due to the following factors:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2013	$3,304.2	$696.3	$339.8	$959.7	$301.0	$964.4	$43.0
Volume	(198.1)	27.4	(27.3)	(63.4)	(21.6)	(112.4)	(0.8)
Pricing/mix	(70.2)	(3.2)	0.4	(71.8)	8.1	(3.7)	—
Acquisitions/Divestiture	136.8	21.5	150.9	—	—	2.9	(38.5)
Currency translation	(49.6)	(7.0)	(20.1)	(1.9)	(9.1)	(11.5)	—
Sales - 2014	$3,123.1	$735.0	$443.7	$822.6	$278.4	$839.7	$3.7

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Acquisitions included Locker Group Holdings (“Locker”), Armorflex International Ltd. ("Armorflex"), DS SM A/S ("Valmont SM"), AgSense LLC, and Shakespeare Composite Structures ("Shakespeare"). We acquired Locker in February 2013, Armorflex in December 2013, Valmont SM in March 2014, AgSense in August 2014, and Shakespeare in October 2014. Armorflex and Shakespeare are reported in the Engineered Support Structures segment, Locker and Valmont SM are reported in the Energy and Mining segment, and AgSense is reported in the Irrigation segment. In the "Other" category, the sales reduction of $38.5 million in 2014 reflects the deconsolidation of Delta EMD Pty. Ltd. ("EMD") in December 2013, following the reduction of our ownership in the operation to below 50%.

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

In 2014, we realized a decrease in operating profit, as compared with fiscal 2013, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian Real, Euro, and South Africa Rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate
Full year	$(6.2)	$(0.5)	$(2.7)	$(0.4)	$(1.1)	$(2.0)	$—	$0.5

Selling, general and administrative (SG&A) spending in 2014 decreased from 2013, mainly due to the following factors:

•	decreased employee incentive accruals of $37.4 million, due to lower operating results and decreased share price in valuing long-term incentive plans;

•	decreased doubtful account provisions of $3.7 million, principally in the Irrigation segment;

•	lower expenses associated with the Delta Pension Plan of $3.9 million; and

•	EMD was deconsolidated in December 2013, which resulted in reduced expenses of $4.9 million.

The above reductions in SG&A were partially offset by the following:

•	the sale of one of our galvanizing facilities in Australia resulted in a 2013 gain of $4.6 million, which was reported as a reduction of SG&A expense;

•	higher information technology and product development costs of approximately $5.2 million, and;

•	the acquisition of Shakespeare in October 2014, AgSense in August 2014, Valmont SM in March 2014, and Armorflex in December 2013 included combined SG&A expenses in 2014 of $16.2 million.

The decrease in operating income on a reportable segment basis in 2014, as compared to 2013, was due to reduced operating performance in the Utility, Irrigation, and Coatings segments. The ESS segment showed improved operating performance in 2014 compared to 2013, primarily due to the acquisitions of Valmont SM, Armorflex, and Shakespeare. The "Other" category reported reduced operating performance in 2014 compared to 2013, mainly due to reduced profitability of grinding media business.

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
•Cash prepayment expenses of approximately $41.2 million; less

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
Our effective tax rate in 2014 was lower than fiscal 2013 due to an increased mix of foreign sourced income versus U.S. based taxable income between the years. Foreign sourced income before income taxes as a percent of the total was approximately 40.5% in 2014 compared to 24.7% in 2013. As these foreign jurisdictions have lower statutory income tax rates, our overall effective income tax rate decreased.  In addition, we recorded a tax benefit of $3.9 million from a change in management’s assertions regarding foreign investment opportunities and restructuring which took place in 2014. U.S. state income taxes also decreased in 2014 compared to 2013 as a result of lower U.S. based taxable income.
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
Engineered Support Structures (ESS) segment
The increase in net sales in 2014 as compared with 2013 was mainly due to the acquisition of Shakespeare in October 2014 and Armorflex in December 2013 ($21.5 million) and volume increases.
Global lighting, traffic, and roadway product sales in 2014 were relatively flat compared to 2013. In 2014, sales volumes in the U.S. were higher in the commercial markets as construction and installation activity continue to show slight improvement over 2013. However, the transportation market continues to be challenging, due in part to the lack of long-term

U.S. federal highway funding legislation that is affecting growth. Sales volumes in Canada were down in 2014 as compared to 2013 due to project delays, lower government spending, and increased competition. Sales in Europe were lower in 2014 compared to 2013. Decreased volumes in France were offset to an extent by volume increases in the U.K. In the Asia Pacific region, sales were slightly higher in 2014 compared to 2013 due to volume growth in Asia, partially offset by a decrease in Australia due to softer market conditions. Highway safety product sales improved in 2014 compared to 2013, due to the acquisition of Armorflex in December 2013 and modestly improved market conditions in Australia and New Zealand due to more highway construction projects this year. This improvement is offset somewhat by unfavorable year-to-date currency translation effects of $3.8 million.
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
The decrease in SG&A in 2014 was due to lower incentive costs of $5.2 million due to reduced profitability and currency translation effects of $1.1 million. This was offset partially by the acquisition of Shakespeare and Armorflex totaling $3.2 million.
Operating income for the segment in 2014 was flat, as compared with 2013, with a slightly unfavorable sales mix and currency translation effects offset by operating income generated from the acquisitions of Shakespeare and Armorflex ($2.8 million).
Energy and Mining (E&M) segment
The increase in net sales in 2014 as compared with 2013 was mainly due to one extra month of operations for Locker in 2014 and the acquisition of Valmont SM in March 2014 ($150.9 million). This increase was partially offset by unfavorable currency translation effects and reduced volumes in 2014 as compared to 2013.
Access systems product line sales decreased in 2014, as compared with 2013, primarily due to the negative impact of currency translation effects of $11.0 million and lower volumes. The volume decrease was primarily related to the slowdown in mining sector investment in Australia and weaker market conditions in China. The volume decrease was partially offset by the full 2014 effect of the Locker acquisition (approximately $4.5 million) that was acquired in February 2013 and better pricing in Asia. The decrease in grinding media sales in 2014 as compared to 2013, was due to reduced volumes, sales mix, and unfavorable currency translation effects.
The increase in SG&A in 2014 was due to expenses incurred by Valmont SM of $12.2 million, which was partially offset by currency translation effects. The increase in operating income can be attributed primarily to the acquisition of Valmont SM of $14.3 million and the reversal of the Locker earn-out liability in 2014 of approximately $4.0 million. The earn-out reversal was recorded against Product Cost of Sales in the Consolidated Statements of Earnings. The increases were partially offset by unfavorable currency translation of $2.7 million and reduced volumes in the access systems business and lower pricing and sales mix for the grinding media business.
Utility Support Structures (Utility) segment
In the Utility segment, the sales decrease in 2014, as compared with 2013, was due to lower sales volume and a decline in the percentage of sales from very large transmission projects which changed the mix of utility structure sales between the reporting periods. In North America, sales volumes in tons for steel utility structures were down in 2014, as compared with 2013, partially offset by increases in sales volume for concrete structures. Sales decreased in the steel utility structures business in 2014 over 2013 by $139.1 million, while sales increased slightly over the same time period for concrete structures by $2.0 million. We believe industry supply and demand were more aligned in 2014, as compared with 2013, as we and our competitors increased production capacity to meet demand. We believe this has resulted in increased price competition for certain portions of the market where orders are awarded based on competitive bidding. In 2014, as compared to 2013, international utility structures sales decreased due to lower sales volumes and currency translation effects.

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

Irrigation segment

The decrease in Irrigation segment net sales in 2014, as compared with 2013, was mainly due to sales volume decreases in the North American market. The decrease in North America was offset to an extent by increased sales volumes in international markets. In North America, lower net farm income in 2014, as compared with 2013, and much lower sales backlogs at the beginning of the year resulted in lower sales of irrigation equipment in 2014, as compared with 2013. In fiscal 2014, net farm income in the United States is estimated to have decreased 25% from the record levels of 2013, due in part to lower market prices for corn and soybeans. We believe this reduction contributed to lower demand for irrigation machines in North America in 2014, as compared with 2013. Tubing sales decreased in 2014 as compared to 2013 due to lower custom and internal sales volumes. In international markets, sales improved in 2014, as compared with 2013, mainly due to increased activity in Brazil, Middle East, South Africa, and Australia. These increases were offset somewhat by lower sales in China and eastern Europe, due to certain economic and political uncertainties in these regions.

Operating income for the segment declined in 2014 compared to 2013, due to the sales volume decrease and associated operating deleverage of fixed operating costs. The primary reasons for the slight decrease in SG&A expense in 2014, as compared with 2013, related to reduced incentives of $6.0 million and lower provisions for international receivables of $2.8 million, partially offset by increased product development spending, the acquisition of AgSense in August 2014, and increased employee headcount in the international business.

Other

This unit includes the industrial fasteners operations. The decrease in sales in 2014, as compared with 2013, was mainly due lower sales volumes due to the deconsolidation of EMD in December 2013 ($38.5 million). Operating income in 2014 was lower than 2013 due primarily to the deconsolidation of EMD in 2013.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $860.3 at December 26, 2015, as compared with $995.7 million at December 27, 2014. The decrease in net working capital in 2015 mainly resulted from decreased accounts receivable due to lower sales and reduced current deferred income tax assets due to adopting ASU 2015-17 that reclassified $31,967 to non-current assets and liabilities. Operating cash flow was $272.3 million in 2015, as compared with $174.1 million in 2014 and $396.4 million in 2013. The increase in operating cash flow in 2015, as compared with 2014, mainly was the result of lower current accounts receivable and improved working capital overall, partially offset by lower net earnings. The decrease in operating cash flow in 2014, as compared with fiscal 2013, mainly was the result of less favorable working capital and lower net earnings.
Investing Cash Flows-Capital spending in fiscal 2015 was $45.5 million, as compared with $73.0 million in fiscal 2014 and $106.8 million in fiscal 2013. Capital spending projects in 2015 included certain investments in machinery and equipment across all businesses. We expect our capital spending for the 2016 fiscal year to be approximately $75 million. In 2013, investing cash flows included proceeds from asset sales of $37.6 million, principally consisting of $29.2 million received from the sale of our 49% owned non-consolidated subsidiary in South Africa and $8.2 million received from the sale of the Western Australia galvanizing operation. Investing cash flows included $12.8 million paid for American Galvanizing in 2015, $185.7 million paid for Valmont SM, AgSense and Shakespeare Composite acquisitions in 2014, and $63.2 million paid for the Locker and Armorflex acquisitions in 2013.
Financing Cash Flows-Our total interest‑bearing debt decreased to $766.0 million at December 26, 2015, from $781.8 million at December 27, 2014. Interest-bearing debt increased in 2014 over 2013 as a result of the issuance of $500 million face value of long-term unsecured notes and the repurchase by partial tender of $199.8 million of the 2020 senior notes. Financing cash flows in 2013 included approximately $9.3 million to acquire the remaining 40% of the shares of Valley Irrigation South Africa Pty. Ltd. and $11.6 million in cash held by EMD that was removed from our consolidated balance sheet upon deconsolidation. During 2015 and 2014, we acquired approximately 1.4 million shares and 2.7 million shares for approximately $169.0 million and $395.0 million, respectively, under the share repurchase program.
Capital Allocation Philosophy
We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. On May 13, 2014, our Board of Directors approved and publicly announced a capital allocation philosophy with the following priorities for Valmont's capital:
•working capital and capital expenditure investments necessary for future sales growth;
•dividends on common stock in the range of 15% of the prior year's fully diluted net earnings;
•acquisitions;
•return of capital to shareholders through share repurchases.
We also announced our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody's Investors Services, Inc. and BBB+ by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to Baa3 or BBB- to finance a special acquisition or other opportunity. Otherwise, we expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015, the Board of Directors authorized an additional $250 million of share purchases, without an expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 26, 2015, we have acquired approximately 4.1 million shares for approximately $564 million under these share repurchase programs. As of February 17, 2016, the date as of which we report on the cover of this form 10-K the number of outstanding shares of our common stock, we have acquired a total of 4,216,346 shares for $571 million under the share repurchase program.
Sources of Financing
Our debt financing at December 26, 2015 consisted primarily of long‑term debt. During 2014, the Company issued $500 million of new notes and repurchased by partial tender $199.8 million in aggregate principal amount of the 2020 notes. Our long‑term debt as of December 26, 2015, principally consists of:

•	$250.2 million face value ($254.7 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.7 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes subject to the payment of a make-whole premium. All three tranches of these notes are guaranteed by certain of our subsidiaries.
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
At December 26, 2015, we had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of August 17, 2019 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 26, 2015, we had the ability to borrow $581.7 million under this facility, after consideration of standby letters of credit of $18.3 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $103.5 million; $103.3 million of which was unused at December 26, 2015.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
These debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. These debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The debt agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. For 2015, our covenant calculations do not include any estimated EBITDA from acquired businesses.
Our key debt covenants are as follows:

•	Interest-bearing debt is not to exceed 3.50x Adjusted EBITDA of the prior four quarters; and

•	Adjusted EBITDA over the prior four quarters must be at least 2.50x our interest expense over the same period.

At December 26, 2015, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 26, 2015 were as follows:

Interest-bearing debt	$766,017
Adjusted EBITDA-last four quarters	285,115
Leverage ratio	2.69

Adjusted EBITDA-last four quarters	285,115
Interest expense-last four quarters	44,621
Interest earned ratio	6.39
The calculation of Adjusted EBITDA-last four quarters is presented under the column for fiscal 2015 in footnote (b) to the table "Selected Five-Year Data" in Item 6 - Selected Financial Data.
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $415.4 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $349.1 million at December 26, 2015, $283.1 million is held in entities outside the United States with approximately $85.4 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $85.4 million of Delta Ltd.'s cash balances.

If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If we repatriated all of our cash outside the United States to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay in the range of $22.8 million to $99.1 million in income taxes to repatriate that cash.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS
We have future financial obligations related to (1) payment of principal and interest on interest‑bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 26, 2015 were as follows (in millions of dollars):

Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020
Long‑term debt	$765.0	$1.1	$1.8	$251.7	$510.4
Interest	951.2	42.5	85.0	82.3	741.4
Delta pension plan contributions	165.6	16.6	33.1	33.1	82.8
Operating leases	101.6	20.8	31.4	17.4	32.0
Acquisition earn-out payments	3.6	—	3.6	—	—
Unconditional purchase commitments	48.8	48.8	—	—	—
Total contractual cash obligations	$2,035.8	$129.8	$154.9	$384.5	$1,366.6
Long‑term debt mainly consisted of $750.2 million principal amount of senior unsecured notes. At December 26, 2015, we had no outstanding borrowings under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non‑compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.
Acquisition earn-out payments relate to anticipated payments to the prior owners of Pure Metal Galvanizing (PMG), as a portion of the consideration paid for this business is contingent in nature. The earn-out arrangement generally relates to the meeting of certain profitability targets. The target period for PMG ends in December 2017.
Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2016, and certain capital investments planned for 2016. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.
At December 26, 2015, we had approximately $42.6 million of various long‑term liabilities related to certain income tax, environmental and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

OFF BALANCE SHEET ARRANGEMENTS
We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also maintain standby letters of credit for contract performance on certain sales contracts.
MARKET RISK
Changes in Prices
Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our utility support structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $58 million for the year ended December 26, 2015.

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
Interest Rates—Our interest‑bearing debt at December 26, 2015 was mostly fixed rate debt. In the third quarter of 2014, the Company executed a derivative contract to lock in the treasury rate on $125,000 of the $250,000 aggregate principal amount of the Company's 5.00% Senior Notes due 2044 (the "2044 Notes") and a second derivative contract to lock in the base interest rate on $125,000 of the $250,000 aggregate principal amount of the Company's 5.25% Senior Notes due 2054 (the "2054 Notes"). These derivatives were settled in the third quarter of 2014. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2015 and 2014 by approximately $0.1 million and $0.2 million, respectively. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2015 and 2014 by approximately $0.3 million.
Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 26, 2015, the Company had a number of open foreign currency forward contracts, including one related to the interest payments on an intercompany note denominated in two different currencies. The notional amount of this forward contract to sell Australian dollars was $36,590 and the contract was settled in January 2016. At December 27, 2014, the Company had a number of open foreign currency forward contracts, including some related to a large sales contract that was settled in Canadian dollars. The notional amount for these forward contracts to sell Canadian dollars was $14,757 and were settled over the first nine months of 2015. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $25.2 million in 2015 and $26.1 million in 2014.
We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2015	2014
	(in millions)
Australian dollar	$22.3	$24.6
Chinese Renminbi	12.6	14.0
Danish Krone	11.4	13.8
U.K. pound	7.4	6.5
Canadian dollar	5.5	6.4
Euro	4.4	8.1
Brazilian real	2.2	3.3
Commodity risk—Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 26, 2015, we have open natural gas swaps for 40,000 MMBtu.

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
If our customer's financial condition was to deteriorate, resulting in an impaired ability to make payment, additional allowances may be required. As the Company’s international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units. Receivables that are not reasonably expected to be realized in cash within the next twelve months are classified as long-term receivables within other assets. As of December 26, 2015, the Company had approximately $10 million in delinquent accounts receivable with Chinese municipal entities with a specific allowance recorded against it based on our estimation of what will not be fully collected. The Company’s allowance for doubtful accounts related to both current and long-term accounts receivables increased to $21.0 million at December 26, 2015 from $9.9 million at December 27, 2014.
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
In addition to known claims or warranty issues, we estimate future claims on recent sales. The key assumptions in our estimates are the rates we apply to those recent sales (which is based on historical claims experience) and our expected future warranty costs for products that are covered under warranty for an extended period of time. Our provision for various product warranties was approximately $36.7 million at December 26, 2015. If our estimate changed by 50%, the impact on operating income would be approximately $18.3 million. If our cost to repair a product or the number of products subject to warranty claims is greater than we estimated, then we would have to increase our accrued cost for warranty claims.

Inventories
We use the last-in first-out (LIFO) method to determine the value of approximately 39% of our inventory. The remaining 61% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher more recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.
In 2015, we experienced lower costs to produce inventory than in the prior year, due mainly to lower cost for steel and steel‑related products. This resulted in lower cost of goods sold (and higher operating income) in 2015 of approximately $12.0 million, than had our entire inventory been valued on the FIFO method. In 2014, we experienced higher costs to produce inventory than in the prior year, due mainly to higher cost for steel and steel-related products. This resulted in higher costs of approximately $2.0 million, than if our entire inventory had been valued on the FIFO method. In 2013, we experienced lower costs compared to previous years and operating income was higher by approximately $0.6 million.
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
Depreciation, Amortization and Impairment of Long-Lived Assets
Our long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. In 2015, we determined that our galvanizing operation in Melbourne Australia would not generate sufficient cash flows on an undiscounted cash flow basis to recover its carrying value. We had the fixed assets valued by an appraisal firm and recognized an impairment of approximately $4.1 million. Other impairment losses were recorded in 2015 as facilities were closed and future plans for certain fixed assets changed in connection with our restructuring plans. In 2013, we determined that the property, plant and equipment in our EMD operation was impaired. The impairment was due to continued global oversupply of global manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases of EMD in 2014 would be substantially below prior years. As future prospects for the operation were not as favorable as the past, the company undertook an impairment review in the fourth quarter of 2013, which resulted in the $12.2 million impairment.
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
In step one of the annual evaluation of the APAC Coatings reporting unit, we determined that its estimated fair value was lower than its carrying value. As a result, we recorded a preliminary impairment of goodwill of $9.1 million. We finalized step two of the impairment analysis during the fourth quarter of 2015 recording an additional impairment of $7.1 million, which was the remaining goodwill on this reporting unit. The additional impairment resulted from the estimated fair values of the land of this reporting unit's owned facilities appraising higher than carrying value. The goodwill impairment was a result of difficulties in the Australian market over the last couple of years, including a general slowdown in manufacturing.
In December 2015, the price of a barrel of oil began a steady decline to below $40.  The lower price of oil and natural gas required we re-assess the financial projections used for the annual impairment of goodwill analysis performed for the Access Systems reporting unit.  Specifically, research reports project that oil prices will not rebound above $50 a barrel for the near term. This required lowering the net sales and cash flow projections for this reporting unit.  The result of this interim impairment test of goodwill was the estimated fair value of the reporting unit was lower than its carrying value. Accordingly, we recorded a $18.8 million impairment of Access System's goodwill in the fourth quarter of 2015. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.
Our indefinite‑lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 12.0% to 16.0%, which we estimate to be the after-tax cost of capital for such assets.
Our trade names were tested for impairment in the third quarter of 2015 and 2014. Two of our trade names, Webforge (in the Energy and Mining segment) and Industrial Galvanizing (in the Coatings segment), were estimated to have a fair value lower than carrying value during the 2015 impairment test. As such, we recognized a $5.8 million impairment of the Webforge trade name and a $1.1 million impairment of the Industrial Galvanizing trade name. The Webforge product line's net sales decreased in 2015 as investment in oil and gas exploration within Australia and Southeast Asia declined. Industrial Galvanizing sales decreased in 2015 as a result of weakness in the Australian manufacturing economy. The Company determined no other trade names were impaired.
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
At December 26, 2015, we had approximately $130.7 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $90.8 million, including $80.3 million in valuation allowances remaining in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.
All foreign subsidiaries are considered permanently invested at December 26, 2015. We have not made any U.S. income tax provision in our financial statements for $415.4 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Foreign subsidiaries considered permanently invested had total cash of $283.1 million at December 26, 2015. If circumstances change and we determine that we are not permanently invested, we would need to record an income tax expense on our financial statements for the resulting income tax that would be paid upon repatriation. The amount of that income tax would depend on how much of those earnings were repatriated and the related timing but could range from a low of $22.8 million to a high of $99.1 million.
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

•	Inflation is based on the estimated change in the consumer price index (“CPI”) or the retail price index (“RPI”), depending on the relevant plan provisions.
The following tables present the key assumptions used to measure pension expense for 2016 and the estimated impact on 2016 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	3.75%
Expected return on plan assets	5.15%
Inflation - CPI	2.15%
Inflation - RPI	3.25%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.50% decrease in discount rate	$0.6
0.50% decrease in expected return on plan assets	$2.7
0.50% increase in inflation	$2.1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required is included under the captioned paragraph, “MARKET RISK” on page 38 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska
We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valmont Industries, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 24, 2016

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

	2015	2014	2013
Product sales	$2,338,132	$2,824,456	$2,976,359
Services sales	280,792	298,687	327,852
Net sales	2,618,924	3,123,143	3,304,211
Product cost of sales	1,804,055	2,118,687	2,144,942
Services cost of sales	193,836	196,339	214,041
Total cost of sales	1,997,891	2,315,026	2,358,983
Gross profit	621,033	808,117	945,228
Selling, general and administrative expenses	447,368	450,401	472,159
Impairment of goodwill and intangible assets	41,970	—	—
Operating income	131,695	357,716	473,069
Other income (expenses):
Interest expense	(44,621)	(36,790)	(32,502)
Interest income	3,296	6,046	6,477
Costs associated with refinancing of debt	—	(38,705)	—
Other	2,637	(4,084)	2,373
	(38,688)	(73,533)	(23,652)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	93,007	284,183	449,417
Income tax expense (benefit):
Current	42,569	89,643	167,922
Deferred	4,858	5,251	(10,141)
	47,427	94,894	157,781
Earnings before equity in earnings of nonconsolidated subsidiaries	45,580	189,289	291,636
Equity in earnings of nonconsolidated subsidiaries	(247)	29	835
Loss from deconsolidation of subsidiary	—	—	(12,011)
Net earnings	45,333	189,318	280,460
Less: Earnings attributable to noncontrolling interests	(5,216)	(5,342)	(1,971)
Net earnings attributable to Valmont Industries, Inc.	$40,117	$183,976	$278,489
Earnings per share:
Basic	$1.72	$7.15	$10.45
Diluted	$1.71	$7.09	$10.35
Cash dividends declared per share	$1.500	$1.375	$0.975
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three-year period ended December 26, 2015
(Dollars in thousands)

	2015	2014	2013
Net earnings	$45,333	$189,318	$280,460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(96,694)	(82,275)	(71,698)
Realized loss on sale of foreign entity investment included in other expense	—	—	5,194
Realized loss on deconsolidation of subsidiary	—	—	8,559
	$(96,694)	$(82,275)	$(57,945)
Gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	74	594	400
Realized (gain) loss included in net earnings	(3,130)	983	—
Unrealized gain (loss) on cash flow hedge	2,855	4,837	—
	(201)	6,414	400
Actuarial gain (loss) in defined benefit pension plan, net of tax expense (benefit) of ($10,732) in 2015, ($3,450) in 2014, and ($10,143) in 2013	(40,274)	(13,709)	(41,282)
Other comprehensive income (loss)	(137,169)	(89,570)	(98,827)
Comprehensive income (loss)	(91,836)	99,748	181,633
Comprehensive loss (income) attributable to noncontrolling interests	(832)	(2,520)	(9,174)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(92,668)	$97,228	$172,459

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 26, 2015 and December 27, 2014
(Dollars in thousands, except shares and per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$349,074	$371,579
Receivables, less allowance of $10,055 in 2015 and $6,672 in 2014	466,443	536,918
Inventories	340,672	359,522
Prepaid expenses	46,137	56,912
Refundable and deferred income taxes	24,526	68,010
Total current assets	1,226,852	1,392,941
Property, plant and equipment, at cost	1,081,056	1,139,569
Less accumulated depreciation and amortization	548,567	533,116
Net property, plant and equipment	532,489	606,453
Goodwill	336,916	385,111
Other intangible assets, net	170,197	202,004
Other assets, less allowance for doubtful receivables of $10,953 in 2015 and $3,250 in 2014	132,974	143,159
Total assets	$2,399,428	$2,729,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,077	$1,181
Notes payable to banks	976	13,952
Accounts payable	179,983	196,565
Accrued employee compensation and benefits	70,354	87,950
Accrued expenses	105,593	88,480
Dividends payable	8,571	9,086
Total current liabilities	366,554	397,214
Deferred income taxes	35,669	71,797
Long-term debt, excluding current installments	763,964	766,654
Defined benefit pension liability	179,323	150,124
Deferred compensation	48,417	47,932
Other noncurrent liabilities	40,290	45,542
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	1,729,679	1,718,662
Accumulated other comprehensive income (loss)	(267,218)	(134,433)
Cost of treasury stock, common shares of 5,042,775 in 2015 and 3,670,781 in 2014	(571,920)	(410,296)
Total Valmont Industries, Inc. shareholders’ equity	918,441	1,201,833
Noncontrolling interest in consolidated subsidiaries	46,770	48,572
Total shareholders’ equity	965,211	1,250,405
Total liabilities and shareholders’ equity	$2,399,428	$2,729,668
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 26, 2015 (Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$45,333	$189,318	$280,460
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	91,144	89,328	77,436
Noncash loss on trading securities	4,555	3,795	—
Deconsolidation of subsidiary	—	—	12,011
Impairment of property, plant and equipment	19,836	—	12,161
Impairment of goodwill & intangible assets	41,970	—	—
Non-cash debt refinancing costs	—	(2,478)	—
Stock-based compensation	7,244	6,730	6,513
Change in fair value of contingent consideration	—	(4,300)	—
Defined benefit pension plan expense (benefit)	(610)	2,638	6,569
Contribution to defined benefit pension plan	(16,500)	(18,173)	(17,619)
(Gain) loss on sale of property, plant and equipment	2,327	392	(4,318)
Equity in earnings in nonconsolidated subsidiaries	247	(29)	(835)
Deferred income taxes	4,858	5,251	(10,141)
Changes in assets and liabilities (net of acquisitions):
Receivables	50,267	907	(12,708)
Inventories	3,296	21,458	13,431
Prepaid expenses	10,844	(13,594)	4,115
Accounts payable	(6,805)	(34,321)	12,448
Accrued expenses	8,918	(34,778)	21,698
Other noncurrent liabilities	(1,764)	1,755	(1,474)
Income taxes payable (refundable)	7,107	(39,803)	(3,305)
Net cash flows from operating activities	272,267	174,096	396,442
Cash flows from investing activities:
Purchase of property, plant and equipment	(45,468)	(73,023)	(106,753)
Proceeds from sale of assets	3,249	2,489	37,582
Acquisitions, net of cash acquired	(12,778)	(185,710)	(63,152)
Other, net	6,826	(619)	602
Net cash flows from investing activities	(48,171)	(256,863)	(131,721)
Cash flows from financing activities:
Net borrowings under short-term agreements	(12,853)	(4,472)	5,510
Proceeds from long-term borrowings	68,000	652,211	274
Principal payments on long-term borrowings	(69,098)	(357,858)	(591)
Cash decrease due to deconsolidation of subsidiary	—	—	(11,615)
Settlement of financial derivatives	—	4,981	—
Dividends paid	(35,357)	(32,443)	(25,414)
Dividends to noncontrolling interest	(2,634)	(2,919)	(1,767)
Purchase of noncontrolling interest	—	—	(9,324)
Debt issuance fees	—	(7,644)	—
Proceeds from exercises under stock plans	13,075	14,572	16,348
Excess tax benefits from stock option exercises	1,699	4,264	5,306
Purchase of treasury shares	(168,983)	(395,045)	—
Purchase of common treasury shares—stock plan exercises	(13,854)	(15,403)	(16,107)
Net cash flows from financing activities	(220,005)	(139,756)	(37,380)
Effect of exchange rate changes on cash and cash equivalents	(26,596)	(19,604)	(27,764)
Net change in cash and cash equivalents	(22,505)	(242,127)	199,577
Cash and cash equivalents—beginning of year	371,579	613,706	414,129
Cash and cash equivalents—end of period	$349,074	$371,579	$613,706
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 26, 2015
(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 29, 2012	$27,900	$—	$1,300,529	$43,938	$(22,455)	$57,098	$1,407,010
Net earnings	—	—	278,489	—	—	1,971	280,460
Other comprehensive loss	—	—	—	(91,623)	—	(7,204)	(98,827)
Cash dividends declared ($0.975 per share)	—	—	(26,118)	—	—	—	(26,118)
Dividends to noncontrolling interests	—	—	—	—	—	(1,767)	(1,767)
Purchase of noncontrolling interest	—	(2,038)	—	—	—	(7,286)	(9,324)
Deconsolidation of EMD	—	—	—	—	—	(20,316)	(20,316)
Acquisition of Locker	—	—	—	—	—	325	325
Stock plan exercises; 103,023 shares acquired	—	—	—	—	(16,107)	—	(16,107)
Stock options exercised; 216,105 shares issued	—	(9,781)	9,770	—	16,359	—	16,348
Tax benefit from stock option exercises	—	5,306	—	—	—	—	5,306
Stock option expense	—	5,194	—	—	—	—	5,194
Stock awards; 33,721 shares issued	—	1,319	—	—	1,343	—	2,662
Balance at December 28, 2013	27,900	—	1,562,670	(47,685)	(20,860)	22,821	1,544,846
Net earnings	—	—	183,976	—	—	5,342	189,318
Other comprehensive loss	—	—	—	(86,748)	—	(2,822)	(89,570)
Cash dividends declared ($1.375 per share)	—	—	(35,036)	—	—	—	(35,036)
Dividends to noncontrolling interests	—	—	—	—	—	(2,919)	(2,919)
Acquisition of DS SM	—	—	—	—	—	9,309	9,309
Acquisition of AgSense	—	—	—	—	—	16,333	16,333
Addition of noncontrolling interest	—	—	—	—	—	508	508
Purchase of treasury shares; 2,711,149 shares acquired	—	—	—	—	(395,045)	—	(395,045)
Stock plan exercises; 97,974 shares acquired	—	—	—	—	(15,403)	—	(15,403)
Stock options exercised; 194,627 shares issued	—	(10,994)	7,052	—	18,514	—	14,572
Tax benefit from stock option exercises	—	4,264	—	—	—	—	4,264
Stock option expense	—	4,461	—	—	—	—	4,461
Stock awards; 22,010 shares issued		2,269			2,498		4,767
Balance at December 27, 2014	27,900	—	1,718,662	(134,433)	(410,296)	48,572	1,250,405
Net earnings	—	—	40,117	—	—	5,216	45,333
Other comprehensive income (loss)	—	—	—	(132,785)	—	(4,384)	(137,169)
Cash dividends declared ($1.50 per share)	—	—	(34,816)	—	—	—	(34,816)
Dividends to noncontrolling interests	—	—	—	—	—	(2,634)	(2,634)
Purchase of treasury shares; 1,435,488 shares acquired	—	—	—	—	(168,983)	—	(168,983)
Stock plan exercises; 112,995 shares acquired	—	—	—	—	(13,854)	—	(13,854)
Stock options exercised; 169,493 shares issued	—	(12,895)	5,716	—	20,254	—	13,075
Tax benefit from stock option exercises	—	1,699	—	—	—	—	1,699
Stock option expense	—	5,137	—	—	—	—	5,137
Stock awards; 10,329 shares issued	—	6,059	—	—	959	—	7,018
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority‑owned subsidiaries (the Company). The investment in Delta EMD Pty. Ltd ("EMD") is recorded at fair value subsequent to its deconsolidation in 2013. Investments in other 20% to 50% owned affiliates and joint ventures are accounted for by the equity method. Investments in less than 20% owned affiliates are accounted for by the cost method. All intercompany items have been eliminated.
Cash overdrafts
Cash book overdrafts totaling $15,536 and $18,038 were classified as accounts payable at December 26, 2015 and December 27, 2014, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.
Segments
The Company has five reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment. Reportable segments are as follows:
ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, and roadway safety;
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;
ENERGY AND MINING: This segment consists of the manufacture of access systems applications, forged steel grinding media, and offshore oil and gas and wind energy structures.
COATINGS: This segment consists of galvanizing, anodizing and powder coating services on a global basis; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry as well as tubular products for industrial customers.
In addition to these five reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales. These operations include the distribution of industrial fasteners. These operations collectively are reported in the “Other” category.
Fiscal Year
The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 consisted of 52 weeks.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units. As of December 26, 2015, the Company had approximately $10 million in delinquent accounts receivable with Chinese municipal entities with a specific allowance recorded against it based on our estimation of what will not be fully collected. The Company’s allowance for doubtful accounts related to both current and long-term accounts receivables increased to $21.0 million at December 26, 2015 from $9.9 million at December 27, 2014.

Inventories
Approximately 39% and 44% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 26, 2015 and December 27, 2014, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $35,075 and $47,178 at December 26, 2015 and December 27, 2014, respectively.
Long-Lived Assets
Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2015, 2014 and 2013 was $72,805, $73,395 and $62,291, respectively.
An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. The Company recognized a $4.1 million impairment of the Melbourne galvanizing site's equipment in 2015 as the Company determined that our galvanizing operation in Melbourne, Australia would not generate sufficient cash flows on an undiscounted cash flow basis to recover its carrying value. Other impairment losses were recorded in 2015 as facilities were closed and future plans for certain fixed assets changed in connection with the Company's restructuring plans. In November 2013, it was determined that the carrying amount of certain fixed assets of Delta EMD, Ltd. were not recoverable and an impairment loss of $12,161 was recorded to reduce the carrying amount of the fixed assets to fair value. The impairment was a result of continued global oversupply of manganese dioxide in the market, increased price competition and increasing input costs. In addition, a major customer advised us that its purchases from EMD in 2014 would be substantially below prior years. This charge was recorded in Product Cost of Sales in the Consolidated Statements of Earnings. No impairment losses were recorded in 2014.
The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite‑lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
these evaluations, management considers recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. The Company performed an interim test of its Access Systems reporting unit and the Webforge and Locker trade names as of year-end (after the 2015 annual impairment test) based on changes in expected future performance. Please see footnote 7 for details of impairments recognized during 2015.
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

Comprehensive Income (Loss)
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

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 27, 2014	$(99,618)	$3,879	$(38,694)	$(134,433)
Current-period comprehensive income (loss)	(92,310)	(201)	(40,274)	(132,785)
Balance at December 26, 2015	$(191,928)	$3,678	$(78,968)	$(267,218)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
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
Treasury Stock
Repurchased shares are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity.” When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to “Additional Paid-In Capital.”
In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of December 26, 2015, we have acquired 4,146,637 shares for approximately $564.0 million under this share repurchase program.
Research and Development
Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $11,600 in 2015, $13,900 in 2014, and $10,200 in 2013.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
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
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." Under this ASU, an entity with a fiscal year-end that differs from a calendar month-end can apply a practical expedient that permits an entity to measure defined benefit plan assets and obligations using the month-end closest to the entity's fiscal year-end consistently going forward. The Company early adopted this accounting policy effective with year-end 2015. The pension plan obligation recorded on the balance sheet as of December 26, 2015 has been measured based on the pension plan assets and obligation as of December 31, 2015.
In April 2015, the FASB issued ASU 2015-03 which provides guidance requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. This guidance is effective for the Company's first quarter of fiscal year 2016 with early adoption permitted, and requires the use of the retrospective transition method. At December 26, 2015, the Company has approximately $7 million of debt issuance cost for its long-term debt (excluding its revolving line of credit) which will be reclassified as a direct reduction of long-term debt instead of an other asset in the consolidated balance sheets when this ASU is adopted in fiscal 2016.

In November 2015, the FASB issued ASU 2015-17 which provides guidance on simplifying the balance sheet classification of deferred taxes. The guidance requires the classification of deferred tax assets and liabilities as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. The guidance is effective for the Company's first quarter of fiscal year 2017 financial statements with early adoption permitted, and allows for the use of either a prospective or retrospective transition method. The Company early adopted this guidance on a prospective basis starting with its December 26, 2015 consolidated financial statements.
.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION
Acquisitions of Businesses
On September 30, 2015, the Company purchased American Galvanizing for $12,778 in cash, net of cash acquired, plus assumed liabilities. American Galvanizing operates a custom galvanizing operation in New Jersey with annual sales of approximately $10,000. Potential pro-forma disclosures were omitted as this business did not have a significant impact on the Company's 2015 financial results. In the preliminary purchase price allocation, goodwill of $3,019 and $2,178 of customer relationships, trade name and other intangible assets were recorded. Goodwill is not deductible for tax purposes. This business is included in the Coatings segment and was acquired to expand the Company's geographic presence in the Northeast United States. We expect to finalize the purchase price allocation in the first quarter of 2016 once all management reviews have been completed.
On March 3, 2014, the Company purchased 90% of the outstanding shares of DS SM A/S, which was renamed Valmont SM. Valmont SM is a manufacturer of heavy complex steel structures for a diverse range of industries including wind energy, offshore oil and gas, and electricity transmission. Valmont SM operates two manufacturing locations in Denmark and its operations are reported in the Energy and Mining segment. The purchase price paid for the business at closing (net of $56 cash acquired) was $120,483, including the payoff of an intercompany note payable by Valmont SM to its prior affiliates. The purchase is subject to an earn-out clause that is contingent on meeting future operational metrics for which no liability has been established based on expectations. The earn-out clause expires on December 31, 2016. The acquisition, which was funded by cash held by the Company, was completed to participate in markets for wind energy, oil and gas exploration, power transmission and other related infrastructure projects and to increase the Company's geographic footprint in Europe. The Company also funded a portion of the acquisition with an intercompany note payable. The excess purchase price over the fair value of assets resulted in goodwill, which is not deductible for tax purposes.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)
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
On October 6, 2014, the Company acquired Shakespeare Composite Structures (Shakespeare) for $48,272 in cash, plus assumed liabilities. Shakespeare is a manufacturer of fiberglass reinforced composite structures and products with two manufacturing facilities in South Carolina. Shakespeare's annual sales are approximately $55,000 and its operations are included in the Engineered Support Structures segment. The acquisition of Shakespeare was completed to expand our product offering of composite structure solutions. The fair value measurement process and purchase price allocation for Shakespeare were finalized in the third quarter of 2015.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)
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
On February 5, 2013, the Company purchased 100% of the outstanding shares of Locker Group Holdings Pty. Ltd. ("Locker"). Locker is a manufacturer of perforated and expanded metal for the non-residential market, industrial flooring and handrails for the access systems market, and screening media for applications in the industrial and mining sectors in Australia and Asia. Locker's operations are reported in the Energy and Mining segment. The acquisition, which was funded by cash held by the Company, was completed to expand our product offering and sales coverage for access systems and related products in Asia Pacific.
The purchase price paid for the business at closing (net of $116 cash acquired) was $53,152. In addition, a maximum of $7,911 additional purchase price could be paid to the sellers upon the achievement of certain gross profit and inventory targets over the two years following date of acquisition and the Company recognized an estimated liability of $7,178 at February 5, 2013. During 2014 and 2013, the Company made payments of approximately $2,300 to the sellers with respect to achievement of these targets. The Company determined that the additional purchase price tied to a gross profit target for the twelve months ending February 2015 would not be achieved and therefore the additional purchase price with respect to that target was not paid. As such, approximately $4,000 of this liability was reversed and recognized against cost of goods sold during the third quarter of 2014.
In December 2013, the Company purchased 100% of the outstanding shares of Armorflex International Ltd. ("Armorflex") for $10,000. Armorflex is a company holding proprietary intellectual property for products serving the highway safety market. In the measurement of fair values of assets acquired and liabilities assumed, we recorded goodwill of $6,823 and an aggregate of $3,792 for customer relationships, patented technology and other intangible assets. The goodwill is not deductible for tax purposes. Armorflex is included in the Engineered Support Structures segment and was acquired to expand the Company's highway safety product offering in the Asia Pacific region. This acquisition did not have a significant effect on the Company's fiscal 2013 financial results.
The Company’s Condensed Consolidated Statement of Earnings for the year ended December 26, 2015 included net sales of $179,132 and net earnings of $8,209 resulting from the Valmont SM, AgSense, and Shakespeare acquisitions. The pro-forma effect of these acquisitions on the 2014 Statement of Earnings was as follows:

Year ended December 27, 2014
Net sales	$3,201,947
Net earnings	$189,391
Earnings per share—diluted	$7.30
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS AND DECONSOLIDATION (Continued)
Deconsolidation
In December 2013, the Company's ownership in Delta EMD, Ltd. ("EMD"), a consolidated subsidiary located in South Africa, was reduced below 50% through a supplementary contribution of 1,500,000 shares to the Delta Pension Plan ("DPP"). The DPP is managed by independent trustees whose fiduciary responsibility is to make decisions for the DPP based on the best interests of the participants. The loss recognized on the deconsolidation of EMD was $12,011, or $0.45 per share, which consisted of $8,559 realized losses on foreign currency translation adjustments previously reported in shareholders' equity and $3,452 in losses due to remeasurement of the remaining investment to fair value based on the market value of EMD shares, which are publicly traded on the Johannesburg stock exchange (JSE:DTA). The Company made a fair value election with respect to its remaining ownership interest in EMD and will report its investment at fair value going forward, using the quoted market price of the EMD shares as fair value. In 2014, the Company recorded a non-cash mark to market loss of $3.8 million due to the decrease in fair value of the shares. In 2015, the Company received a $5.0 million special dividend that was fully offset by a non-cash mark to market loss; the EMD investment then appreciated approximately $0.5 million in 2015.
The net sales and net loss of EMD included in the Company's Consolidated Statements of Earnings in 2013 was $38,621 and $3,535, respectively.
(3) RESTRUCTURING ACTIVITIES
In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") of up to $60 million to respond to the market environment in certain businesses. The following pre-tax expenses were recognized in 2015:

	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$2,305	$2,112	$1,555	$508	$724	$—	$7,204
Other cash restructuring expenses	1,467	882	1,853	175	—	—	4,377
Asset impairments/net loss on disposals	333	3,361	1,142	5,291	—	—	10,127
Total cost of sales	4,105	6,355	4,550	5,974	724	—	21,708

Severance	2,951	714	404	270	423	1,957	6,719
Other cash restructuring expenses	—	—	238	336	—	1,142	1,716
Asset impairments/net loss on disposals	2,223	—	—	—	130	7,356	9,709
Total selling, general and administrative expenses	5,174	714	642	606	553	10,455	18,144
Consolidated total	$9,279	$7,069	$5,192	$6,580	$1,277	$10,455	$39,852

The $60 million Plan contemplated that the Company may have to recognize an impairment of goodwill in its APAC galvanizing reporting unit, dependent on future financial projections factoring the restructuring activities taking place in that reporting unit. The Company recognized $17.3 million of impairments in the APAC galvanizing reporting unit during fiscal 2015 which was comparable to the amount included in the $60 million original estimate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(3) RESTRUCTURING ACTIVITIES (Continued)

Liabilities recorded for the Plan in 2015 and changes therein were as follows:

	Balance at December 27, 2014	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at December 26, 2015
Severance	$—	$13,923	$12,616	$1,307
Other cash restructuring expenses	—	6,093	4,667	1,426
Total	$—	$20,016	$17,283	$2,733

A significant change in market conditions in any of the Company's segments may affect the Company's assessment of the restructuring activities.
(4) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-two weeks ended December 26, 2015, December 27, 2014, and December 28, 2013 were as follows:

	2015	2014	2013
Interest	$44,974	$32,601	$32,655
Income taxes	33,046	111,174	167,146
Share Repurchase Programs
On May 13, 2014, the Company announced a capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500 million of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of December 26, 2015, the Company has acquired 4,146,637 shares for approximately $564.0 million under the share repurchase program.
(5) INVENTORIES
Inventories consisted of the following at December 26, 2015 and December 27, 2014:

	2015	2014
Raw materials and purchased parts	$162,977	$179,093
Work-in-process	25,644	27,835
Finished goods and manufactured goods	187,126	199,772
Subtotal	375,747	406,700
Less: LIFO reserve	35,075	47,178
	$340,672	$359,522

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consist of the following:

	2015	2014
Land and improvements	$79,450	$82,372
Buildings and improvements	323,469	327,863
Machinery and equipment	565,771	593,387
Transportation equipment	17,774	35,205
Office furniture and equipment	77,054	76,589
Construction in progress	17,538	24,153
	$1,081,056	$1,139,569
The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to fifteen years. Rental expense for operating leases amounted to $25,546, $28,580, and $26,567 for fiscal 2015, 2014, and 2013, respectively.
Minimum lease payments under operating leases expiring subsequent to December 26, 2015 are:

Fiscal year ending
2016	$20,816
2017	17,824
2018	13,587
2019	9,510
2020	7,894
Subsequent	31,986
Total minimum lease payments	$101,617
(7) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at December 26, 2015 and December 27, 2014 were as follows:

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$201,801	$101,614	13 years
Proprietary Software & Database	3,571	2,966	8 years
Patents & Proprietary Technology	6,815	3,421	11 years
Other	3,752	3,671	3 years
	$215,939	$111,672

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(7) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$207,509	$88,538	13 years
Proprietary Software & Database	3,769	2,977	8 years
Patents & Proprietary Technology	12,394	8,537	8 years
Other	4,355	2,998	3 years
	$228,027	$103,050
Amortization expense for intangible assets was $18,339, $18,414 and $15,233 for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2016	$15,945
2017	15,905
2018	14,259
2019	13,452
2020	12,430
The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 26, 2015 and December 27, 2014 were as follows:

	December 26, 2015	December 27, 2014	Year Acquired
Webforge	$10,430	$16,801	2010
Valmont SM	8,919	10,818	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,504	8,867	2010
Donhad	6,415	6,689	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,662	3,889	2010
Other	13,889	14,852
	$65,930	$77,027

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(7) GOODWILL AND INTANGIBLE ASSETS (Continued)
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
The Company’s trade names were tested for impairment in the third quarter of 2015. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company recorded a $5,000 impairment of the Webforge trade name (in Energy and Mining segment) and a $1,100 impairment of the Industrial Galvanizing trade name (in Coatings segment) during 2015. The lower price of oil and natural gas in the fourth quarter of 2015 was a qualitative event requiring the Company to re-assess the fair value of the Webforge trade name. As a result, the Company recognized an additional $830 impairment of that trade name. No other trade names were determined to be impaired during 2015.
Goodwill
The carrying amount of goodwill by segment as of December 26, 2015 and December 27, 2014 was as follows:

	Engineered Support Structures Segment	Energy and Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance at December 27, 2014	$107,868	$106,770	$75,404	$75,533	$19,536	$385,111
Impairment	—	(18,670)	—	(16,222)	—	(34,892)
Acquisition	—	—	—	3,019	—	3,019
Foreign currency translation	(4,856)	(6,941)	—	(2,611)	(177)	(14,585)
Divestiture of business	(1,737)	—	—	—	—	(1,737)
Balance at December 26, 2015	$101,275	$81,159	$75,404	$59,719	$19,359	$336,916

	Engineered Support Structures Segment	Energy and Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance at December 28, 2013	$97,253	$96,759	$75,404	$77,796	$2,420	$349,632
Acquisition	15,416	16,803	—	—	17,193	49,412
Foreign currency translation	(4,801)	(6,792)	—	(2,263)	(77)	(13,933)
Balance at December 27, 2014	$107,868	$106,770	$75,404	$75,533	$19,536	$385,111
During the second quarter of 2015, the Company divested of a small business in its ESS segment. The goodwill allocated to that business was $1,737 and was required to be written off based on the selling price of the divested business.
The Company’s annual impairment test of goodwill was performed during the third quarter of 2015, using the discounted cash flow method. In step one of the annual evaluation of the APAC Coatings reporting, we determined that the estimated fair value was lower than the carrying value. As a result, the Company recorded a preliminary $9,100 impairment of goodwill on the APAC Coatings reporting unit. The Company finalized step two of the impairment analysis during the fourth quarter of 2015 recording an additional impairment of $7,122, which was the remaining goodwill on this reporting unit. The additional impairment resulted from the estimated fair values of the land of this reporting unit's owned facilities appraising higher than carrying value. The goodwill impairment was a result of difficulties in the Australian market over the last couple of years, including a general slowdown in manufacturing.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(7) GOODWILL AND INTANGIBLE ASSETS (Continued)
At the end of the third quarter, the Company determined that its goodwill for all other reporting units was not impaired, as the valuation of the reporting units exceeded their respective carrying values. In December 2015, the price of a barrel of oil began a steady decline to below $40.  The lower price of oil and natural gas required the Company to re-assess the financial projections used for the annual impairment of goodwill analysis performed for the Access Systems reporting unit.  Specifically, research reports project that oil prices will not rebound above $50 a barrel for the near term. This required lowering the net sales and cash flow projections for this reporting unit.  The result of this interim impairment test of goodwill was the carrying value of the reporting unit was higher than its estimated fair value. Accordingly, the Company recorded a $18,670 million impairment of Access System's goodwill in the fourth quarter of 2015.
(8) BANK CREDIT ARRANGEMENTS
The Company maintains various lines of credit for short-term borrowings totaling $103,484 at December 26, 2015. As of December 26, 2015 and December 27, 2014, $199 and $13,058 was outstanding, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The unused and available borrowings under the lines of credit were $103,285 at December 26, 2015. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with these lines of credit. In addition to the lines of credit, the Company also maintains other short-term bank loans. The weighted average interest rate on short-term borrowings was 5.23% at December 26, 2015, and 6.56% at December 27, 2014. Other notes payable of $777 and $894 were outstanding at December 26, 2015 and December 27, 2014, respectively.
(9) INCOME TAXES
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2015	2014	2013
United States	$99,175	$168,975	$338,163
Foreign	(6,168)	115,208	111,254
	$93,007	$284,183	$449,417
Income tax expense (benefit) consists of:

	2015	2014	2013
Current:
Federal	$23,130	$52,588	$110,847
State	4,431	5,059	16,398
Foreign	15,077	32,443	39,285
	42,638	90,090	166,530
Non-current:	(69)	(447)	1,392
Deferred:
Federal	3,382	447	(8,661)
State	(333)	1,376	(307)
Foreign	1,809	3,428	(1,173)
	4,858	5,251	(10,141)
	$47,427	$94,894	$157,781

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(9) INCOME TAXES (Continued)
The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	1.8	2.4
Carryforwards, credits and changes in valuation allowances	(0.1)	(0.4)	(0.2)
Foreign tax rate differences	(5.7)	(4.4)	(2.4)
Changes in unrecognized tax benefits	(0.1)	(0.2)	0.3
Domestic production activities deduction	(3.8)	(1.6)	(2.1)
Goodwill impairment	11.3	—	—
UK tax rate reduction	7.7	—	1.8
Other	3.6	3.2	0.3
	51.0%	33.4%	35.1%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2015	2014
Deferred income tax assets:
Accrued expenses and allowances	$18,320	$17,446
Accrued insurance	1,408	882
Tax credits and loss carryforwards	130,743	148,484
Defined benefit pension liability	32,278	30,025
Inventory allowances	911	4,804
Accrued warranty	12,818	6,920
Deferred compensation	36,672	40,348
Gross deferred income tax assets	233,150	248,909
Valuation allowance	(90,837)	(104,487)
Net deferred income tax assets	142,313	144,422
Deferred income tax liabilities:
Work in progress	3,087	5,352
Property, plant and equipment	41,147	43,084
Intangible assets	54,162	60,316
Other liabilities	3,517	6,738
Total deferred income tax liabilities	101,913	115,490
Net deferred income tax asset/(liability)	$40,400	$28,932

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(9) INCOME TAXES (Continued)
Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2015	2014
Refundable and deferred income taxes	$—	$30,239
Other assets	76,069	70,490
Deferred income taxes	(35,669)	(71,797)
Net deferred income tax asset/(liability)	$40,400	$28,932
In November 2015, the FASB issued ASU 2015-17 which provides guidance on simplifying the balance sheet classification of deferred taxes. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts for balance sheet presentation. ASU 2015-17 simplifies the presentation by classifying all deferred tax liabilities and assets as noncurrent. Valmont adopted ASU 2015-17 as of December 26, 2015 on a prospective basis. The net amount of current deferred tax assets being classified as noncurrent at December 26, 2015 is $31,967.
Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 26, 2015 and December 27, 2014 respectively, there were $130,743 and $148,484 relating to tax credits and loss carryforwards and $32,278 and $30,025 related to the defined benefit pension obligation.
Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 26, 2015 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2016.
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
The following summarizes the activity related to our unrecognized tax benefits in 2015 and 2014, in thousands:

	2015	2014
Gross unrecognized tax benefits—beginning of year	$4,268	$4,727
Gross decreases—tax positions in prior period	(173)	(456)
Gross increases—current‑period tax positions	687	610
Settlements with taxing authorities	(361)	—
Lapse of statute of limitations	(545)	(613)
Gross unrecognized tax benefits—end of year	$3,876	$4,268
There are approximately $1,304 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2015, the Company recorded a reduction of its gross unrecognized tax benefit of $545 with $511 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2014, the company recorded a reduction of its gross unrecognized tax benefit of $613, with $399 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $280and $298 of interest and penalties at December 26, 2015 and December 27, 2014, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(9) INCOME TAXES (Continued)
The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2011 and forward remain open under U.S. statutes of limitation. Generally, tax years 2012 and forward remain open under state statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3,813 and $4,056 at December 26, 2015 and December 27, 2014, respectively.
All foreign subsidiaries are considered permanently invested at December 26, 2015. Provision has not been made for United States income taxes on the undistributed earnings of the Company’s foreign subsidiaries (approximately $415,400 at December 26, 2015 and $432,700 at December 27, 2014, respectively) because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. Furthermore, the currency translation adjustments in “Accumulated other comprehensive income (loss)” are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

(10) LONG-TERM DEBT
On September 22, 2014, the Company issued and sold $250,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $250,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054. On September 22, 2014, the Company repurchased through a partial tender offer $199,800 in aggregate principal amount of the Company’s 6.625% senior notes due 2020, and $250,200 of the notes remain outstanding following the conclusion of the tender offer. Long-term debt is as follows:

	December 26, 2015	December 27, 2014
5.00% senior unsecured notes due 2044(a)	$250,000	$250,000
5.25% senior unsecured notes due 2054(b)	250,000	250,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(4,405)	(4,449)
6.625% senior unsecured notes due 2020(c)	250,200	250,200
Unamortized premium on 6.625% senior unsecured notes(c)	4,518	5,429
Revolving credit agreement (d)	—	—
IDR Bonds(e)	8,500	8,500
Other notes	6,228	8,155
Long-term debt	765,041	767,835
Less current installments of long-term debt	1,077	1,181
Long-term debt, excluding current installments	$763,964	$766,654
______________________________________________

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $1,138 at December 26, 2015. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principle amount of $250,000 on which interest is paid and an unamortized discount balance of $3,267 at December 26, 2015. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(10) LONG-TERM DEBT (Continued)

(c)
The 6.625% senior unsecured notes due 2020, following a partial tender offer in September 2014, include a remaining aggregate principal amount of $250,200 on which interest is paid and an unamortized premium balance of $4,518 at December 26, 2015. The notes bear interest at 6.625% per annum and are due on April 1, 2020. In September 2014, the Company repurchased by partial tender $199,800 in aggregate principal amount of these notes and incurred cash prepayment expenses of approximately $41,200. In addition, $4,439 of the unamortized premium was recognized as income which is the proportionate amount of debt that was repaid. The remaining premium will be amortized against interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

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
At December 26, 2015, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 17, 2019 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 26, 2015, the Company had the ability to borrow $581.7 million under this facility, after consideration of standby letters of credit of $18.3 million associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $103.5 million, $103.3 million of which was unused at December 26, 2015.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at December 26, 2015 and December 27, 2014 were 1.22% and 1.16%, respectively.

The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 26, 2015. The minimum aggregate maturities of long-term debt for each of the five years following 2015 are: $1,102, $893, $894, $752 and $250,958.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(11) STOCK-BASED COMPENSATION
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Compensation Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At December 26, 2015, 868,157 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options from treasury shares held by the Company.
Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the fifth anniversary of the grant. Expiration of grants is from six to ten years from the date of grant. The Company recorded $5,137, $4,461 and $5,194 of compensation expense (included in selling, general and administrative expenses) in the 2015, 2014 and 2013 fiscal years, respectively. The associated tax benefits recorded in the 2015, 2014 and 2013 fiscal years was $1,952, $1,695 and $1,974, respectively.
At December 26, 2015, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.42 years, was approximately $12,939.
The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2015, 2014 and 2013 was estimated using the following assumptions:

	2015	2014	2013
Expected volatility	34.13%	32.27%	33.26%
Risk-free interest rate	1.58%	1.43%	1.16%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	0.94%	0.75%	0.72%
Following is a summary of the activity of the stock plans during 2013, 2014 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2012	868,992	$84.91
Granted	155,254	144.86
Exercised	(216,105)	(72.17)
Forfeited	(12,920)	(129.08)
Outstanding at December 28, 2013	795,221	$99.29	4.56	$39,994
Options vested or expected to vest at December 28, 2013	775,237	$98.41	4.51	39,678
Options exercisable at December 28, 2013	464,377	$81.73	3.58	31,508
The weighted average per share fair value of options granted during 2013, was $37.88.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(11) STOCK-BASED COMPENSATION (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2013	795,221	$99.29
Granted	177,717	132.94
Exercised	(194,627)	(71.67)
Forfeited	(9,716)	(126.23)
Outstanding at December 27, 2014	768,595	$113.72	4.74	$15,983
Options vested or expected to vest at December 27, 2014	746,974	$113.06	4.69	15,981
Options exercisable at December 27, 2014	450,539	$97.29	3.59	15,944
The weighted average per share fair value of options granted during 2014 was $33.94.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 27, 2014	768,595	$113.72
Granted	291,708	104.89
Exercised	(169,493)	74.37
Forfeited	(41,201)	137.02
Outstanding at December 26, 2015	849,609	$117.42	5.18	$4,536
Options vested or expected to vest at December 26, 2015	818,300	$117.61	5.13	4,456
Options exercisable at December 26, 2015	409,068	$119.43	3.74	3,376
The weighted average per share fair value of options granted during 2015 was $27.91.
Following is a summary of the status of stock options outstanding at December 26, 2015:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$60.97 - 85.32	136,288	2.08 years	$83.78	136,103	$83.78
$104.47 - 110.33	297,221	6.78 years	104.68	12,181	109.50
$120.91 - 151.45	416,100	5.05 years	137.55	260,784	138.51
	849,609			409,068
In accordance with shareholder-approved plans, the Company grants stock under various stock‑based compensation arrangements, including non-vested stock and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. In addition, the Company grants restricted stock units. The restricted stock units are

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(11) STOCK-BASED COMPENSATION (Continued)
settled in Company stock when the restriction period ends. During fiscal 2015, 2014 and 2013, the Company granted non-vested stock and restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2015	2014	2013
Shares issued	47,038	35,885	47,271
Weighted‑average per share price on grant date	$108.97	$136.91	$146.72
Compensation expense	$4,511	$3,978	$3,667
At December 26, 2015 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 1.74 years, was approximately $7,772.
(12) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2015:
Net earnings attributable to Valmont Industries, Inc.	$40,117	$—	$40,117
Weighted average shares outstanding (000's)	23,288	117	23,405
Per share amount	$1.72	$0.01	$1.71
2014:
Net earnings attributable to Valmont Industries, Inc.	$183,976	$—	$183,976
Weighted average shares outstanding (000's)	25,719	213	25,932
Per share amount	$7.15	$0.06	$7.09
2013:
Net earnings attributable to Valmont Industries, Inc.	$278,489	$—	$278,489
Weighted average shares outstanding (000's)	26,641	258	26,899
Per share amount	$10.45	$0.10	$10.35
Basic and diluted net earnings and earnings per share in fiscal 2015 included impairments of goodwill and intangible assets of $40,140 after-tax ($1.72 per share), asset impairments arising from restructuring activities of $14,545 after-tax ($0.62 per share), and $13,622 of cash restructuring expenses ($0.58 per share). Fiscal 2014 included costs associated with refinancing of our long-term debt of $24.2 million after tax ($0.93 per share). Fiscal 2013 included a non-cash after-tax loss of $12,011 ($0.45 per share) associated with the deconsolidation of Delta EMD Pty. Ltd. (EMD) and a non-cash after-tax loss of $4,569 ($0.17 per share) related to a fixed asset impairment loss recorded by EMD in the fourth quarter of 2013.
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year primarily due to the share buyback program that began in the second quarter of 2014.
At the end of fiscal years 2015, 2014, and 2013 there were approximately 426,338, 449,000, and 1,200 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN
Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2015, 2014 and 2013 Company contributions to these plans amounted to approximately $11,700, $12,600 and $11,600 respectively.
The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were approximately$37,963 and $36,439 at December 26, 2015 and December 27, 2014, respectively. Such amounts are included in “Other assets” and “Other noncurrent liabilities” on the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $2,439 and$1,519 at December 26, 2015 and December 27, 2014, respectively. All distributions were made in cash.
(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 26, 2015 the carrying amount of the Company’s long-term debt was $765,041 with an estimated fair value of approximately $724,020. At December 27, 2014 the carrying amount of the Company’s long-term debt was $767,835 with an estimated fair value of approximately $813,333.
For financial reporting purposes, a three‑level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date is used. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $37,963 ($36,439 in 2014) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $4,734 ($9,034 in 2014) is recorded at fair value at December 26, 2015. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$42,697	$42,697	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$45,473	$45,473	$—	$—
(15) DERIVATIVE FINANCIAL INSTRUMENTS
The Company manages risk from foreign currency rate risk related to foreign currency denominated transactions and from natural gas supply pricing. From time to time, the Company manages these risks using derivative financial instruments. Some of these derivative financial instruments are marked to market and recorded in the Company’s consolidated statements of earnings, while others may be accounted for as a fair value or cash flow hedge. Derivative financial instruments have credit risk and market risk. To manage credit risk, the Company only enters into derivative transactions with counterparties who are recognized, stable multinational banks.
Natural Gas Prices: Natural gas supplies to meet production requirements of production facilities are purchased at market prices. Natural gas market prices are volatile and the Company effectively fixes prices for a portion of its natural gas usage requirements of certain of its U.S. facilities through the use of swaps. These contracts reference physical natural gas prices or appropriate NYMEX futures contract prices. While there is a strong correlation between the NYMEX futures contract prices and the Company’s delivered cost of natural gas, the use of financial derivatives may not exactly offset the change in the price of physical gas. The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period. The financial effects of these derivatives in 2015 and 2014 were minimal.
Interest Rate Fluctuations: In prior years, the Company executed contracts to lock in the treasury rate related to the issuance of each of their unsecured notes due in 2020, 2044, and 2054. These contracts were executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. As the benchmark rate component of the fixed rate debt issuance and the cash flow hedged risk is based on that same benchmark, each was deemed an effective hedge at inception. The settlement with each of the counterparties was recorded in accumulated other comprehensive income and at December 26, 2015, the Company has a $4.5 million deferred loss and a $4.4 million deferred gain remaining in accumulated other comprehensive loss related to the past settlement of these forward contracts. The amount is amortized as a reduction of interest expense (for the deferred gain) or an increase in interest expense (for the deferred loss) over the term of the debt.
Foreign Currency Fluctuations: The Company operates in a number of different foreign countries and may enter into business transactions that are in currencies that are different from a given operation’s functional currency. In certain cases, the Company may enter into foreign currency exchange contracts to manage a portion of the foreign exchange risk associated with either a receivable or payable denominated in a foreign currency, a forecasted transaction or a series of forecasted transactions denominated in a foreign currency.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(15) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
At December 26, 2015, the Company had a number of open foreign currency forward contracts, which are generally accounted for as cash flow hedges if hedge accounting is utilized. The Company has one open forward contract related to interest payments on a large intercompany note denominated in Australian dollars. The interest from these notes are used to fund the delta pension plan in the United Kingdom with a functional currency of the British pound. The derivative is accounted for as a cash flow hedge and has a notional amount to sell Australian dollars of $36,590, which was settled in January 2016. Total gains on the forward contract related to the intercompany note interest payments in fiscal 2015 was $1,821. There is no gain or loss recorded in accumulated other comprehensive income in the consolidated balance sheets related to foreign currency forward contracts at December 26, 2015. At December 27, 2014, the Company had open foreign currency forward contracts, including one related to a large sales contract that was settled in Canadian dollars and was accounted for as a cash flow hedge. The notional amount of the open Canadian forward contracts at the end of 2014 was $14,757 with unrealized gains of $424, and $242 was recorded in accumulated other comprehensive income in the consolidated balance sheets. The forward contracts were settled by September 2015.
(16) GUARANTEES
The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.
The Company recorded a $17.0 million reserve in the fourth quarter of 2015 for a commercial settlement with a large customer that requires ongoing quality monitoring. Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 26, 2015 and December 27, 2014, were as follows:

	2015	2014
Balance, beginning of period	$19,760	$20,711
Payments made	(11,203)	(13,900)
Change in liability for warranties issued during the period	28,608	13,130
Change in liability for pre-existing warranties	(512)	(181)
Balance, end of period	$36,653	$19,760
(17) DEFINED BENEFIT RETIREMENT PLAN
Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 26, 2015.
Funded Status
The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Effective with year-end 2015, the Company early adopted the practical expedient accounting guidance that permits an entity to measure defined benefit plan assets and obligations using the month-end closest to the entity's fiscal year-end consistently going forward. The pension plan obligation recorded on the balance sheet as of December 26, 2015 has been measured based on the pension plan assets and obligation as of December 31, 2015. Because the pension plan is denominated in British pounds sterling, the Company used exchange

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(17) DEFINED BENEFIT RETIREMENT PLAN (Continued)
rates of $1.5557/£ and $1.4919/£ to translate the net pension liability into U.S. dollars at December 27, 2014 and December 26, 2015, respectively.
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

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 28, 2013	$651,857	$497,460	$(154,397)
Employer contributions	—	18,173
Interest cost	28,667	—
Actual return on plan assets	—	72,820
Benefits paid	(14,498)	(14,498)
Actuarial loss	66,889	—
Currency translation	(40,632)	(31,796)
Fair Value at December 27, 2014	$692,283	$542,159	$(150,124)

Changes in the PBO and fair value of plan assets for the pension plan for the period from December 27, 2014 to December 31, 2015 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 27, 2014	$692,283	$542,159	$(150,124)
Employer contributions	—	16,500
Interest cost	24,614	—
Actual return on plan assets	—	(306)
Benefits paid	(18,346)	(18,346)
Actuarial loss	28,130	—
Currency translation	(29,232)	(21,881)
Fair Value at December 31, 2015	$697,449	$518,126	$(179,323)
Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 26, 2015 and December 27, 2014 consisted of actuarial gains (losses):

Balance December 29, 2013	$(38,808)
Actuarial loss	(18,980)
Currency translation loss	1,835
Balance December 27, 2014	(55,953)
Actuarial loss	(53,661)
Currency translation gain	2,655
Balance December 26, 2015	$(106,959)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(17) DEFINED BENEFIT RETIREMENT PLAN (Continued)
The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 is $1,500.
Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 31, 2015 and December 27, 2014 were as follows:

Percentages	2015	2014
Discount rate	3.75%	3.65%
Salary increase	N/A	N/A
CPI inflation	2.15%	2.10%
RPI inflation	3.25%	3.20%
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
The components of the net periodic pension expense for the fiscal years ended December 26, 2015 and December 27, 2014 were as follows:

	2015	2014
Net Periodic Benefit Cost:
Interest cost	24,614	28,667
Expected return on plan assets	(25,224)	(26,029)
Net periodic benefit expense (benefit)	$(610)	$2,638
Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2015 and 2014:

Percentages	2015	2014
Discount rate	3.65%	4.45%
Expected return on plan assets	5.00%	5.50%
CPI Inflation	2.10%	2.70%
RPI Inflation	3.20%	3.60%
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(17) DEFINED BENEFIT RETIREMENT PLAN (Continued)
Cash Contributions
The Company completed negotiations with Plan trustees in 2013 regarding annual funding for the Plan. The annual contributions into the Plan are $14,919 (/£10,000) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,641 (/£1,100) per annum.
Benefit Payments
The following table details expected pension benefit payments for the years 2016 through 2025:

2016	$18,500
2017	19,100
2018	19,700
2019	20,300
2020	20,900
Years 2021 - 2025	114,725
Asset Allocation Strategy
The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of
•Long-term fixed‑income securities that are investment grade or government‑backed in nature;
•Common stock mutual funds in U.K. and non-U.K. companies, and;

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
The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 31, 2015.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(17) DEFINED BENEFIT RETIREMENT PLAN (Continued)
Diversified growth funds - This investment category consists of diversified investment funds, whose holdings include common stock, fixed income funds, properties and commodities of U.K. and non-U.K. securities.
These assets are pooled investment funds whereby the underlying investments can be valued using quoted market prices. As the fair values of the pooled investment funds themselves are not publicly quoted, they are classified as Level 2 investments.
At December 31, 2015 and December 27, 2014, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2015	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$5,181	$—	$5,181
Index-linked gilts	—	123,257	—	123,257
Corporate bonds	—	100,701	—	100,701
Corporate stock	—	172,456	—	172,456
Diversified growth funds	—	116,531	—	116,531
Total plan net assets at fair value	$—	$518,126	$—	$518,126

December 27, 2014	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan net assets:
Temporary cash investments	$—	$12,320	$—	$12,320
Index-linked gilts	—	135,229	—	135,229
Corporate bonds	—	107,880	—	107,880
Corporate stock	—	176,010	—	176,010
Diversified growth funds	—	110,720	—	110,720
Total plan net assets at fair value	$—	$542,159	$—	$542,159

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS
In the fourth quarter of 2015, the Company changed its reportable segment structure to improve transparency. The Company now has five reportable segments and its management structure was changed to align with this new reporting structure. A new reportable segment, Energy & Mining, includes the businesses primarily serving the energy and mining end markets. This segment includes the access systems applications businesses and offshore structures business that was formerly part of the Engineered Infrastructure Products (EIP) segment, and the grinding media business that was formerly included in the "Other" category. The remaining businesses from the EIP segment was also renamed "Engineered Support Structures". The last change in the reporting structure was moving the tubing business from the "Other" category to the Irrigation segment. Prior year information in this footnote has been updated to match the new reportable segment structure.
Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.
Reportable segments are as follows:
ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture of engineered metal structures and components for the global lighting and traffic, wireless communication, and roadway safety industries;
ENERGY AND MINING: This segment, all outside of the United States, consists of the manufacture of access systems applications, forged steel grinding media, on and off shore oil, gas, and wind energy structures;
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility industry;
COATINGS: This segment consists of galvanizing, anodizing and powder coating services on a global basis; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment and related parts and services for the global agricultural industry and tubular products for industrial customers.
In addition to these five reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated sales. This includes the distribution of industrial fasteners and are reported in the "Other" category.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)
Summary by Business

	2015	2014	2013
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$600,280	$648,352	$660,423
Communication Products	171,173	161,618	139,888
Engineered Support Structures segment	771,453	809,970	800,311
Energy and Mining segment:
Offshore and Other Complex Steel Structures	103,068	146,432	—
Grinding Media	96,442	116,056	138,634
Access Systems	138,349	181,495	201,498
Energy and Mining segment	337,859	443,983	340,132
Utility Support Structures segment:
Steel	578,996	714,427	853,459
Concrete	95,581	110,589	108,579
Utility Support Structures segment	674,577	825,016	962,038
Coatings segment	302,385	333,853	357,635
Irrigation segment	612,201	846,326	970,890
Other	7,247	10,108	51,645
Total	2,705,722	3,269,256	3,482,651
INTERSEGMENT SALES:
Engineered Support Structures	23,003	74,963	103,974
Energy and Mining	4,652	295	332
Utility Support Structures	1,239	2,451	2,343
Coatings	46,912	55,418	56,649
Irrigation	6,430	6,609	6,523
Other	4,562	6,377	8,619
Total	86,798	146,113	178,440
NET SALES:
Engineered Support Structures segment	748,450	735,007	696,337
Energy and Mining segment	333,207	443,688	339,800
Utility Support Structures segment	673,338	822,565	959,695
Coatings segment	255,473	278,435	300,986
Irrigation segment	605,771	839,717	964,367
Other	2,685	3,731	43,026
Total	$2,618,924	$3,123,143	$3,304,211

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

	2015	2014	2013
OPERATING INCOME (LOSS):
Engineered Support Structures	$59,592	$66,024	$65,861
Energy and Mining	(18,762)	41,342	35,087
Utility Support Structures	37,847	95,118	174,740
Coatings	27,369	60,921	74,917
Irrigation	84,537	151,508	206,394
Other	(9,802)	(1,535)	(7,213)
Corporate	(49,086)	(55,662)	(76,717)
Total	131,695	357,716	473,069
Interest expense, net	(41,325)	(30,744)	(26,025)
Costs associated with refinancing of debt	—	(38,705)	—
Other	2,637	(4,084)	2,373
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$93,007	$284,183	$449,417

TOTAL ASSETS:
Engineered Support Structures	$611,201	$640,132	$616,231
Energy and Mining	396,366	500,407	353,018
Utility Support Structures	422,021	470,720	524,113
Coatings	270,793	301,707	315,663
Irrigation	310,967	360,883	351,742
Other	2,267	4,930	2,538
Corporate	385,813	450,889	613,189
Total	$2,399,428	$2,729,668	$2,776,494

CAPITAL EXPENDITURES:
Engineered Support Structures	$11,445	$11,849	$12,905
Energy and Mining	3,544	4,893	4,515
Utility Support Structures	11,815	9,014	39,347
Coatings	6,836	14,029	12,206
Irrigation	7,756	21,113	26,039
Other	1,396	1,181	105
Corporate	2,676	10,944	11,636
Total	$45,468	$73,023	$106,753

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(18) BUSINESS SEGMENTS (Continued)

	2015	2014	2013
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$22,810	$22,363	$22,037
Energy and Mining	20,733	22,146	13,167
Utility Support Structures	17,959	17,811	14,375
Coatings	12,962	14,615	14,656
Irrigation	11,746	10,471	7,859
Other	570	123	2,336
Corporate	4,364	1,799	3,006
Total	$91,144	$89,328	$77,436
Summary by Geographical Area by Location of Valmont Facilities:

	2015	2014	2013
NET SALES:
United States	$1,586,702	$1,808,427	$2,077,812
Australia	347,975	439,530	492,698
Denmark	98,628	146,432	—
Other	585,619	728,754	733,701
Total	$2,618,924	$3,123,143	$3,304,211

LONG-LIVED ASSETS:
United States	$582,783	$616,718	$530,042
Australia	259,326	316,382	342,320
Denmark	90,463	111,161	—
Other	240,004	292,466	306,293
Total	$1,172,576	$1,336,727	$1,178,655
No single customer accounted for more than 10% of net sales in 2015, 2014, or 2013. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. While Australia accounted for approximately 13% of the Company's net sales in 2015, no other foreign country accounted for more than 5% of the Company’s net sales.
Operating income by business segment are based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other operating units of the company. Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, other intangible assets and other assets. Long-lived assets by geographical area are based on location of facilities.
(19) COMMITMENTS & CONTINGENCIES
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
The Company has three tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:

CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,169,674	$423,928	$1,238,609	$(213,287)	$2,618,924
Cost of sales	890,242	332,847	987,729	(212,927)	1,997,891
Gross profit	279,432	91,081	250,880	(360)	621,033
Selling, general and administrative expenses	194,335	45,549	207,484	—	447,368
Impairment of goodwill and intangible assets	—	—	41,970	—	41,970
Operating income	85,097	45,532	1,426	(360)	131,695
Other income (expense):
Interest expense	(43,552)	—	(1,069)	—	(44,621)
Interest income	9	103	3,184	—	3,296
Other	(2,374)	60	4,951	—	2,637
	(45,917)	163	7,066	—	(38,688)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	39,180	45,695	8,492	(360)	93,007
Income tax expense (benefit):
Current	863	23,261	18,446	(1)	42,569
Deferred	10,042	(6,224)	1,040	—	4,858
	10,905	17,037	19,486	(1)	47,427
Earnings before equity in earnings of nonconsolidated subsidiaries	28,275	28,658	(10,994)	(359)	45,580
Equity in earnings of nonconsolidated subsidiaries	11,842	(39,418)	(247)	27,576	(247)
Net earnings	40,117	(10,760)	(11,241)	27,217	45,333
Less: Earnings attributable to noncontrolling interests	—	—	(5,216)	—	(5,216)
Net earnings attributable to Valmont Industries, Inc	$40,117	$(10,760)	$(16,457)	$27,217	$40,117

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
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
Three-year period ended December 26, 2015
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
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$40,117	$(10,760)	$(11,241)	$27,217	$45,333
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	(15,166)	(81,528)	—	(96,694)
	—	(15,166)	(81,528)	—	(96,694)
Gain (loss) on cash flow hedge:
Amortization cost included in interest expense	74	—	—	—	74
Realized (gain) loss included in net earnings	(3,130)	—	—	—	(3,130)
Unrealized gain on cash flow hedges	2,855	—	—	—	2,855
	(201)	—	—	—	(201)
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(40,274)	—	(40,274)
Equity in other comprehensive income	(132,584)	—	—	132,584	—
Other comprehensive income (loss)	(132,785)	(15,166)	(121,802)	132,584	(137,169)
Comprehensive income (loss)	(92,668)	(25,926)	(133,043)	159,801	(91,836)
Comprehensive income attributable to noncontrolling interests	—	—	(832)	—	(832)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(92,668)	$(25,926)	$(133,875)	$159,801	$(92,668)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$183,976	$67,725	$85,840	$(148,223)	$189,318
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	(51,536)	(30,739)	—	(82,275)
	—	(51,536)	(30,739)	—	(82,275)
Gain (loss) on cash flow hedge:
Amortization cost included in interest expense	594	—	—	—	594
Realized (gain) loss included in net earnings	983	—	—	—	983
Unrealized gain on cash flow hedges	4,837	—	—	—	4,837
	6,414	—	—	—	6,414
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(13,709)	—	(13,709)
Equity in other comprehensive income	(93,162)	—	—	93,162	—
Other comprehensive income (loss)	(86,748)	(51,536)	(44,448)	93,162	(89,570)
Comprehensive income	97,228	16,189	41,392	(55,061)	99,748
Comprehensive income attributable to noncontrolling interests	—	—	(2,520)	—	(2,520)
Comprehensive income attributable to Valmont Industries, Inc.	$97,228	$16,189	$38,872	$(55,061)	$97,228

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$278,489	$97,955	$68,597	$(164,581)	$280,460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	(4,772)	(66,926)	—	(71,698)
Realized loss on sale of investment in foreign entity included in other expense	—	—	5,194	—	5,194
Realized loss on deconsolidation of subsidiary	—	—	8,559	—	8,559
	—	(4,772)	(53,173)	—	(57,945)
Gain (loss) on cash flow hedge:
Amortization cost included in interest expense	400	—	—	—	400
	400	—	—	—	400
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(41,282)	—	(41,282)
Equity in other comprehensive income	(106,430)	—	—	106,430	—
Other comprehensive income (loss)	(106,030)	(4,772)	(94,455)	106,430	(98,827)
Comprehensive income	172,459	93,183	(25,858)	(58,151)	181,633
Comprehensive income attributable to noncontrolling interests	—	—	(9,174)	—	(9,174)
Comprehensive income attributable to Valmont Industries, Inc.	$172,459	$93,183	$(35,032)	$(58,151)	$172,459

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONSOLIDATED BALANCE SHEETS
December 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$62,281	$4,008	$282,785	$—	$349,074
Receivables, net	130,741	66,387	269,315	—	466,443
Inventories	132,222	38,379	173,064	(2,993)	340,672
Prepaid expenses	9,900	766	35,471	—	46,137
Refundable and deferred income taxes	24,526	—	—	—	24,526
Total current assets	359,670	109,540	760,635	(2,993)	1,226,852
Property, plant and equipment, at cost	541,536	132,864	406,656	—	1,081,056
Less accumulated depreciation and amortization	334,471	69,956	144,140	—	548,567
Net property, plant and equipment	207,065	62,908	262,516	—	532,489
Goodwill	20,108	110,562	206,246	—	336,916
Other intangible assets	238	40,959	129,000	—	170,197
Investment in subsidiaries and intercompany accounts	1,239,228	813,779	939,177	(2,992,184)	—
Other assets	47,113	—	85,861	—	132,974
Total assets	$1,873,422	$1,137,748	$2,383,435	$(2,995,177)	$2,399,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$215	$—	$862	$—	$1,077
Notes payable to banks	—	—	976	—	976
Accounts payable	66,723	13,680	99,580	—	179,983
Accrued employee compensation and benefits	32,272	6,347	31,735	—	70,354
Accrued expenses	31,073	22,802	51,718	—	105,593
Dividends payable	8,571	—	—	—	8,571
Total current liabilities	138,854	42,829	184,871	—	366,554
Deferred income taxes	9,686	—	25,983	—	35,669
Long-term debt, excluding current installments	758,811	—	5,153	—	763,964
Defined benefit pension liability	—	—	179,323	—	179,323
Deferred compensation	43,485	—	4,932	—	48,417
Other noncurrent liabilities	4,145	—	36,145	—	40,290
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,683	(1,106,633)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,729,679	541,917	354,727	(896,644)	1,729,679
Accumulated other comprehensive income (loss)	(267,218)	(64,362)	(210,688)	275,050	(267,218)
Treasury stock	(571,920)	—	—	—	(571,920)
Total Valmont Industries, Inc. shareholders’ equity	918,441	1,094,919	1,900,258	(2,995,177)	918,441
Noncontrolling interest in consolidated subsidiaries	—	—	46,770	—	46,770
Total shareholders’ equity	918,441	1,094,919	1,947,028	(2,995,177)	965,211
Total liabilities and shareholders’ equity	$1,873,422	$1,137,748	$2,383,435	$(2,995,177)	$2,399,428

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
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
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$40,117	$(10,760)	$(11,241)	$27,217	$45,333
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	29,433	12,611	49,100	—	91,144
Noncash loss on trading securities	—	—	4,555	—	4,555
Impairment of property, plant and equipment	7,486	542	11,808	—	19,836
Impairment of goodwill & intangibles assets	—	—	41,970	—	41,970
Stock-based compensation	7,244	—	—	—	7,244
Defined benefit pension plan expense (benefit)	—	—	(610)	—	(610)
Contribution to defined benefit pension plan	—	—	(16,500)	—	(16,500)
(Gain) loss on sale of property, plant and equipment	983	319	1,025	—	2,327
Equity in earnings in nonconsolidated subsidiaries	(11,842)	39,418	247	(27,576)	247
Deferred income taxes	10,042	(6,224)	1,040	—	4,858
Changes in assets and liabilities (net of acquisitions):
Receivables	27,576	3,547	19,144	—	50,267
Inventories	(4,364)	18,130	(12,698)	2,228	3,296
Prepaid expenses	2,337	(172)	8,679	—	10,844
Accounts payable	6,831	(1,970)	(11,666)	—	(6,805)
Accrued expenses	(16,485)	17,713	7,366	324	8,918
Other noncurrent liabilities	177	—	(1,941)	—	(1,764)
Income taxes payable (refundable)	7,895	(306)	(482)	—	7,107
Net cash flows from operating activities	107,430	72,848	89,796	2,193	272,267
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,362)	(7,718)	(23,388)	—	(45,468)
Proceeds from sale of assets	3,996	302	(1,049)	—	3,249
Acquisitions, net of cash acquired	—	(12,778)	—	—	(12,778)
Other, net	72,866	(50,447)	(13,400)	(2,193)	6,826
Net cash flows from investing activities	62,500	(70,641)	(37,837)	(2,193)	(48,171)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(12,853)	—	(12,853)
Proceeds from long-term borrowings	68,000	—	—	—	68,000
Principal payments on long-term borrowings	(68,213)	—	(885)	—	(69,098)
Dividends paid	(35,357)	—	—	—	(35,357)
Intercompany dividends	26,115	—	(26,115)	—	—
Dividends to noncontrolling interest	—	—	(2,634)	—	(2,634)
Proceeds from exercises under stock plans	13,075	—	—	—	13,075
Excess tax benefits from stock option exercises	1,699	—	—	—	1,699
Purchase of treasury shares	(168,983)	—	—	—	(168,983)
Purchase of common treasury shares - stock plan exercises	(13,854)	—	—	—	(13,854)
Net cash flows from financing activities	(177,518)	—	(42,487)	—	(220,005)
Effect of exchange rate changes on cash and cash equivalents	—	(356)	(26,240)	—	(26,596)
Net change in cash and cash equivalents	(7,588)	1,851	(16,768)	—	(22,505)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579
Cash and cash equivalents—end of period	$62,281	$4,008	$282,785	$—	$349,074

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 27, 2014

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$183,976	$67,725	$85,840	$(148,223)	$189,318
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	24,509	12,926	51,893	—	89,328
Loss on investment	—	—	3,795	—	3,795
Non-cash debt refinancing costs	(2,478)	—	—	—	(2,478)
Stock-based compensation	6,730	—	—	—	6,730
Defined benefit pension plan expense	—	—	2,638	—	2,638
Contribution to defined benefit pension plan	—	—	(18,173)	—	(18,173)
Change in fair value of contingent consideration	—	—	(4,300)	—	(4,300)
(Gain) loss on sale of property, plant and equipment	145	143	104	—	392
Equity in earnings in nonconsolidated subsidiaries	(129,031)	(19,509)	(63)	148,574	(29)
Deferred income taxes	(1,474)	1,866	4,859	—	5,251
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	(19,136)	40,186	(20,143)	—	907
Inventories	5,094	15,317	1,047	—	21,458
Prepaid expenses	(2,352)	429	(11,671)	—	(13,594)
Accounts payable	(2,260)	(5,212)	(26,849)	—	(34,321)
Accrued expenses	(21,448)	(9,590)	(3,740)	—	(34,778)
Other noncurrent liabilities	622	—	1,133	—	1,755
Income taxes payable	(24,945)	(19,417)	4,559	—	(39,803)
Net cash flows from operating activities	17,952	84,864	70,929	351	174,096
Cash flows from investing activities:
Purchase of property, plant and equipment	(41,260)	(2,823)	(28,940)	—	(73,023)
Acquisitions, net of cash acquired	—	—	(185,710)	—	(185,710)
Proceeds from sale of assets	43	126	2,320	—	2,489
Other, net	34,735	(73,799)	38,796	(351)	(619)
Net cash flows from investing activities	(6,482)	(76,496)	(173,534)	(351)	(256,863)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(4,472)	—	(4,472)
Proceeds from long-term borrowings	652,540	—	(329)	—	652,211
Principal payments on long-term obligations	(356,994)	—	(864)	—	(357,858)
Settlement of financial derivative	4,981	—	—	—	4,981
Dividends paid	(32,443)	—	—	—	(32,443)
Intercompany dividends	116,995	(36,600)	(80,395)	—	—
Intercompany interest on long-term note	—	648	(648)	—	—
Intercompany capital contribution	(143,000)	—	143,000	—	—
Dividends to noncontrolling interest	—	—	(2,919)	—	(2,919)
Debt issuance fees	(7,644)	—	—	—	(7,644)
Proceeds from exercises under stock plans	14,572	—	—	—	14,572
Excess tax benefits from stock option exercises	4,264	—	—	—	4,264
Purchase of treasury shares	(395,045)	—	—	—	(395,045)
Purchase of common treasury shares - stock plan exercises	(15,403)	—	—	—	(15,403)
Net cash flows from financing activities	(157,177)	(35,952)	53,373	—	(139,756)
Effect of exchange rate changes on cash and cash equivalents	—	(56)	(19,548)	—	(19,604)
Net change in cash and cash equivalents	(145,707)	(27,640)	(68,780)	—	(242,127)
Cash and cash equivalents—beginning of year	215,576	29,797	368,333	—	613,706
Cash and cash equivalents—end of year	$69,869	$2,157	$299,553	$—	$371,579

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

(20) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 28, 2013

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$278,489	$97,955	$68,597	$(164,581)	$280,460
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,270	12,862	43,304	—	77,436
Deconsolidation of subsidiary	—	—	12,011	—	12,011
Impairment of property, plant and equipment	—	—	12,161	—	12,161
Stock-based compensation	6,513	—	—	—	6,513
Defined benefit pension plan expense	—	—	6,569	—	6,569
Contribution to defined benefit pension plan	—	—	(17,619)	—	(17,619)
(Gain) loss on sale of property, plant and equipment	885	42	(5,245)	—	(4,318)
Equity in earnings in nonconsolidated subsidiaries	(150,512)	(16,417)	(494)	166,588	(835)
Deferred income taxes	(8,948)	(19)	(1,174)	—	(10,141)
Changes in assets and liabilities (net of the effect from acquisitions):
Receivables	6,181	(22,259)	3,370	—	(12,708)
Inventories	12,966	1,757	(1,292)	—	13,431
Prepaid expenses	2,417	98	1,600	—	4,115
Accounts payable	(10,458)	(1,643)	24,549	—	12,448
Accrued expenses	19,191	5,824	(3,317)	—	21,698
Other noncurrent liabilities	3,201	—	(4,675)	—	(1,474)
Income taxes payable	(5,908)	(3,251)	5,029	825	(3,305)
Net cash flows from operating activities	175,287	74,949	143,374	2,832	396,442
Cash flows from investing activities:
Purchase of property, plant and equipment	(76,582)	(4,439)	(25,732)	—	(106,753)
Acquisitions, net of cash acquired	—	—	(63,152)	—	(63,152)
Proceeds from sale of assets	794	35	36,753	—	37,582
Other, net	86,258	(83,327)	503	(2,832)	602
Net cash flows from investing activities	10,470	(87,731)	(51,628)	(2,832)	(131,721)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	5,510	—	5,510
Proceeds from long-term borrowings	—	—	274	—	274
Principal payments on long-term obligations	(187)	—	(404)	—	(591)
Cash decrease due to deconsolidation of subsidiary	—	—	(11,615)	—	(11,615)
Dividends paid	(25,414)	—	—	—	(25,414)
Intercompany dividends	8,947	20,133	(29,080)	—	—
Intercompany interest on long-term note	—	1,229	(1,229)	—	—
Intercompany principal payment on long-term note	—	22,430	(22,430)	—	—
Dividends to noncontrolling interest	—	—	(1,767)	—	(1,767)
Purchase of noncontrolling interest	—	—	(9,324)	—	(9,324)
Proceeds from exercises under stock plans	16,348	—	—	—	16,348
Excess tax benefits from stock option exercises	5,306	—	—	—	5,306
Purchase of common treasury shares - stock plan exercises	(16,107)	—	—	—	(16,107)
Net cash flows from financing activities	(11,107)	43,792	(70,065)	—	(37,380)
Effect of exchange rate changes on cash and cash equivalents	—	(7,927)	(19,837)	—	(27,764)
Net change in cash and cash equivalents	174,650	23,083	1,844	—	199,577
Cash and cash equivalents—beginning of year	40,926	6,714	366,489	—	414,129
Cash and cash equivalents—end of year	$215,576	$29,797	$368,333	$—	$613,706

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2015
(Dollars in thousands, except per share amounts)

21) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
		Gross		Per Share		Stock Price		Dividends
	Net Sales	Profit	Amount	Basic	Diluted	High	Low	Declared
2015
First	$670,398	$165,454	$30,739	$1.29	$1.28	$130.26	$117.56	$0.375
Second (1)	682,123	169,548	27,873	1.19	1.19	128.26	118.09	0.375
Third (2)	632,575	156,751	12,066	0.52	0.52	121.23	97.44	0.375
Fourth (3)	633,828	129,280	(30,561)	(1.34)	(1.34)	117.94	93.99	0.375
Year	$2,618,924	$621,033	$40,117	$1.72	$1.71	$130.26	$93.99	$1.500
2014
First	$751,740	$206,982	$55,980	$2.10	$2.08	$155.64	$141.74	$0.250
Second	842,599	220,477	63,976	2.40	2.38	163.23	143.02	0.375
Third (4)	765,668	199,500	23,559	0.93	0.92	155.62	131.68	0.375
Fourth	763,136	181,158	40,461	1.67	1.66	139.31	123.44	0.375
Year	$3,123,143	$808,117	$183,976	$7.15	$7.09	$163.23	$123.44	$1.375
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
_______________________________
(1)    The second quarter of 2015 included costs associated with the restructuring plan (the "Plan") that was approved by the Board of Directors in April 2015 of $9.8 million after tax ($0.42 per share).

(2)    The third quarter of 2015 included costs associated with the Plan of $6.3 million after tax ($0.27 per share) and non-
cash impairments of goodwill and trade names of $13.4 million after tax ($0.58 per share).

(3)    The fourth quarter of 2015 included costs associated with the Plan of $11.5 million after tax ($0.50 per share) and          non-cash impairments of goodwill and intangibles of $7.1 million and $19.6 million after tax (combined $1.16 per share) related to our APAC Coatings and Access Systems businesses, respectively. In addition, the Company recorded a one time increase in its warranty reserve related to one large utility project of $11.5 million after tax ($0.50 per share) and an increase to the bad debt allowance for a large international irrigation receivable of $4.8 million after tax ($0.21 per share). Lastly, U.K. corporate tax rates were collectively reduced from 20% to 18% which reduced the value of our deferred tax assets associated with net operating loss carryforwards and certain timing differences which increased the Company's tax expense by $7.1 million ($0.31 per share).

(4)    The third quarter of 2014 included costs associated with refinancing of our long-term debt of $24.2 million after tax ($0.95 per share) and a non-cash fair market value adjustment for Delta EMD shares of $1.4 million after tax
($.05 per share).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 26, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Valmont Industries, Inc.
Omaha, Nebraska
We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2015, of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 24, 2016

ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 26, 2015. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2015”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised”, "Delta Pension Benefits 2015”, “Nonqualified Deferred Compensation”, “Director Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
The Company has adopted a Code of Ethics for Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller and has posted the code on its website at www.valmont.com through the “Investors Relations” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics for Senior Officers applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Controller by posting that information on the Company’s Web site at www.valmont.com through the “Investors Relations” link.
ITEM 11. EXECUTIVE COMPENSATION.
See Item 10.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Incorporated herein by reference to “Certain Shareholders” and “Equity Compensation Plan Information” in the Proxy Statement.
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
(a)(3) Exhibits.
Index to Exhibits, Page 102

Schedule II
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 26, 2015
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$9,922	12,420	(1,334)	$21,008
Allowance for deferred income tax asset valuation	104,487	(13,650)	—	90,837
Fifty-two weeks ended December 27, 2014
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$10,369	1,780	(2,227)	$9,922
Allowance for deferred income tax asset valuation	107,767	(3,280)	—	104,487
Fifty-two weeks ended December 28, 2013
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$7,898	4,674	(2,203)	$10,369
Allowance for deferred income tax asset valuation	120,979	(13,212)	—	107,767
______________________________________________

*	The deductions from reserves are net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2016.

Valmont Industries, Inc.

By:	/s/ MOGENS C. BAY
Mogens C. Bay Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MOGENS C. BAY	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	2/24/2016
Mogens C. Bay

/s/ MARK C. JAKSICH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/24/2016
Mark C. Jaksich

/s/ TIMOTHY P. FRANCIS	Vice President and Controller (Principal Accounting Officer)	2/24/2016
Timothy P. Francis

Walter Scott, Jr.*	Kenneth E. Stinson*
Daniel P. Neary*	James B. Milliken*
Catherine James Paglia*	K.R. den Daas*
Theo W. Freye*	Clark Randt*

______________________________________________

*
Mogens C. Bay, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of February, 2016. A Power of Attorney authorizing Mogens C. Bay to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ MOGENS C. BAY
Mogens C. Bay Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit 3.1	—
The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—
The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and is incorporated herein (Commission file number 001-31429) by reference.

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
Second Amendment dated as of February 23, 2016 to Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto.  This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated February 23, 2016 and is incorporated herein by reference.

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

Exhibit 4.7	—
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

Exhibit 10.7*		2013 Stock Plan Amendment, dated December 17, 2015.

Exhibit 10.8*	—	Form of Stock Option Agreement.

Exhibit 10.9	—
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

Exhibit 10.11*	—	Form of Restricted Stock Unit Agreement (Domestic).

Exhibit 10.12*	—	Form of Restricted Stock Unit Agreement (International).

Exhibit 10.13	—
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
Director and Named Executive Officers Compensation, is incorporated by reference to the sections entitled “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2015”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested”, “Nonqualified Deferred Compensation”, and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2016.

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
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

______________________________________________

*	Filed herewith
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.
Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.17.