Form 10-Q
period 2016-03-26
VALMONT INDUSTRIES INC
filed 2016-04-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,686,312
Outstanding shares of common stock as of April 18, 2016

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Product sales	$532,940	$603,894
Services sales	63,665	66,504
Net sales	596,605	670,398
Product cost of sales	393,492	459,541
Services cost of sales	42,144	45,403
Total cost of sales	435,636	504,944
Gross profit	160,969	165,454
Selling, general and administrative expenses	98,604	107,771
Operating income	62,365	57,683
Other income (expenses):
Interest expense	(11,054)	(11,128)
Interest income	811	874
Other	(1,678)	1,016
	(11,921)	(9,238)
Earnings before income taxes	50,444	48,445
Income tax expense (benefit):
Current	10,514	11,774
Deferred	5,759	5,164
	16,273	16,938
Net earnings	34,171	31,507
Less: Earnings attributable to noncontrolling interests	(1,202)	(768)
Net earnings attributable to Valmont Industries, Inc.	$32,969	$30,739
Earnings per share:
Basic	$1.45	$1.29
Diluted	$1.45	$1.28
Cash dividends declared per share	$0.375	$0.375
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,700	23,868
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,816	23,982
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Net earnings	$34,171	$31,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	2,513	(58,178)
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	19	18
Gain on cash flow hedges	—	294
Other comprehensive income (loss)	2,532	(57,866)
Comprehensive income (loss)	36,703	(26,359)
Comprehensive loss (income) attributable to noncontrolling interests	(2,327)	1,327
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$34,376	$(25,032)

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$387,714	$349,074
Receivables, net	449,379	466,443
Inventories	350,768	340,672
Prepaid expenses	46,080	46,137
Refundable income taxes	18,897	24,526
Total current assets	1,252,838	1,226,852
Property, plant and equipment, at cost	1,100,804	1,081,056
Less accumulated depreciation and amortization	568,297	548,567
Net property, plant and equipment	532,507	532,489
Goodwill	334,269	336,916
Other intangible assets, net	164,537	170,197
Other assets	115,711	125,928
Total assets	$2,399,862	$2,392,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,110	$1,077
Notes payable to banks	2,402	976
Accounts payable	183,059	179,983
Accrued employee compensation and benefits	58,002	70,354
Accrued expenses	111,477	105,593
Dividends payable	8,527	8,571
Total current liabilities	364,577	366,554
Deferred income taxes	39,644	35,669
Long-term debt, excluding current installments	756,878	756,918
Defined benefit pension liability	170,203	179,323
Deferred compensation	48,456	48,417
Other noncurrent liabilities	39,953	40,290
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,756,082	1,729,679
Accumulated other comprehensive income (loss)	(265,811)	(267,218)
Treasury stock	(587,117)	(571,920)
Total Valmont Industries, Inc. shareholders’ equity	931,054	918,441
Noncontrolling interest in consolidated subsidiaries	49,097	46,770
Total shareholders’ equity	980,151	965,211
Total liabilities and shareholders’ equity	$2,399,862	$2,392,382
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net earnings	$34,171	$31,507
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,598	23,901
Noncash loss on trading securities	995	4,415
Stock-based compensation	2,049	1,761
Defined benefit pension plan expense (benefit)	384	(150)
Contribution to defined benefit pension plan	—	(15,735)
Gain on sale of property, plant and equipment	144	(136)
Deferred income taxes	5,759	5,164
Changes in assets and liabilities:
Receivables	20,344	18,584
Inventories	(8,022)	(27,041)
Prepaid expenses	910	4,954
Accounts payable	1,383	(1,261)
Accrued expenses	(7,178)	(5,324)
Other noncurrent liabilities	(823)	1,684
Income taxes refundable	9,813	13,205
Net cash flows from operating activities	80,527	55,528
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,961)	(16,615)
Proceeds from sale of assets	142	185
Other, net	(2,322)	2,930
Net cash flows from investing activities	(16,141)	(13,500)
Cash flows from financing activities:
Net borrowings under short-term agreements	1,352	1,155
Principal payments on long-term borrowings	(220)	(224)
Dividends paid	(8,571)	(9,086)
Dividends to noncontrolling interest	—	(1,290)
Purchase of treasury shares	(16,939)	(72,900)
Proceeds from exercises under stock plans	1,289	1,760
Excess tax benefits from stock option exercises	(66)	345
Purchase of common treasury shares—stock plan exercises	(219)	(2,156)
Net cash flows from financing activities	(23,374)	(82,396)
Effect of exchange rate changes on cash and cash equivalents	(2,372)	(12,845)
Net change in cash and cash equivalents	38,640	(53,213)
Cash and cash equivalents—beginning of year	349,074	371,579
Cash and cash equivalents—end of period	$387,714	$318,366
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	30,739	—	—	768	31,507
Other comprehensive income (loss)	—	—	—	(55,771)	—	(2,095)	(57,866)
Cash dividends declared	—	—	(8,889)	—	—	—	(8,889)
Dividends to noncontrolling interests	—	—	—	—	—	(1,290)	(1,290)
Purchase of treasury shares; 598,227 shares acquired	—	—	—	—	(72,900)	—	(72,900)
Stock plan exercises; 16,950 shares acquired	—	—	—	—	(2,156)	—	(2,156)
Stock options exercised; 25,119 shares issued		(2,106)	740		3,126	—	1,760
Tax benefit from stock option exercises		345		—	—	—	345
Stock option expense		1,350	—	—	—	—	1,350
Stock awards; 9,656 shares issued		411	—	—	1,187	—	1,598
Balance at March 28, 2015	$27,900	$—	$1,741,252	$(190,204)	$(481,039)	$45,955	$1,143,864
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	32,969	—	—	1,202	34,171
Other comprehensive income (loss)	—	—	—	1,407	—	1,125	2,532
Cash dividends declared	—	—	(8,527)	—	—	—	(8,527)
Purchase of treasury shares; 153,962 shares acquired	—	—	—	—	(16,939)	—	(16,939)
Stock plan exercises; 1,895 shares acquired	—	—	—	—	(219)	—	(219)
Stock options exercised; 12,771 shares issued	—	(1,983)	1,961	—	1,311	—	1,289
Tax benefit from stock option exercises	—	(66)	—	—	—	—	(66)
Stock option expense	—	1,491	—	—	—	—	1,491
Stock awards; 4,540 shares issued	—	558	—	—	650	—	1,208
Balance at March 26, 2016	$27,900	$—	$1,756,082	$(265,811)	$(587,117)	$49,097	$980,151

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 26, 2016, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 26, 2016 and March 28, 2015, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 26, 2016 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2015. The results of operations for the period ended March 26, 2016 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 39% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 26, 2016 and December 26, 2015. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $33,048 and $35,075 at March 26, 2016 and December 26, 2015, respectively.
Inventories consisted of the following:

	March 26, 2016	December 26, 2015
Raw materials and purchased parts	$155,585	$162,977
Work-in-process	28,663	25,644
Finished goods and manufactured goods	199,568	187,126
Subtotal	383,816	375,747
Less: LIFO reserve	33,048	35,075
	$350,768	$340,672

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended March 26, 2016 and March 28, 2015, were as follows:

	Thirteen Weeks Ended
	2016	2015
United States	$39,600	$32,641
Foreign	10,844	15,804
	$50,444	$48,445
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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 26, 2016 and March 28, 2015 were as follows:

	Thirteen Weeks Ended
Net periodic (benefit) expense:	2016	2015
Interest cost	$6,448	$6,111
Expected return on plan assets	(6,064)	(6,261)
Net periodic (benefit) expense	$384	$(150)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 26, 2016, 878,933 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively, were as follows:

	Thirteen Weeks Ended
	2016	2015
Compensation expense	$1,491	$1,350
Income tax benefits	574	520
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $37,777 ($37,963 at December 26, 2015) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $2,029 and $4,734 as of March 26, 2016 and December 26, 2015, respectively, which is the estimated fair value. During the first quarter of 2016, the Company received a dividend of $1,541 from Delta EMD Pty. Ltd and the market price of the shares were proportionately reduced accordingly. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value March 26, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$39,806	$39,806	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$42,697	$42,697	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 26, 2016 and December 26, 2015:

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 26, 2015	$(191,928)	$3,678	$(78,968)	$(267,218)
Current-period comprehensive income (loss)	1,388	19	—	1,407
Balance at March 26, 2016	$(190,540)	$3,697	$(78,968)	$(265,811)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 was to be effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year to interim and annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which provides guidance requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. The Company retrospectively adopted this guidance during the first quarter of 2016 and reclassified approximately $7,000 of debt issuance cost for its long-term debt (excluding its revolving line of credit) to a direct reduction of long-term debt instead of an other asset in the condensed consolidated balance sheets for March 26, 2016 and December 26, 2015.
In February 2016, the FASB issued ASU 2016-02, Leases, which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and is to be applied on a modified retrospective transition. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides revised guidance for employee share-based compensation payments. The ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. It also states excess tax benefits to be classified along with other income tax cash flows as an operating activity whereas currently it is classified within a financing cash flow activity. ASU 2016-09 is effective prospectively for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS
On September 30, 2015, the Company purchased American Galvanizing for $12,778 in cash, net of cash acquired, plus assumed liabilities. American Galvanizing operates a custom galvanizing operation in New Jersey with annual sales of approximately $10,000. In the purchase price allocation, goodwill of $3,019 and $2,178 of customer relationships, trade name and other intangible assets were recorded. Goodwill is not deductible for tax purposes. This business is included in the Coatings segment and was acquired to expand the Company's geographic presence in the Northeast United States. The purchase price allocation was finalized in the first quarter of 2016. Pro-forma disclosures were omitted as this business did not have a significant impact on the Company's 2015 or 2016 financial results.
(3) RESTRUCTURING ACTIVITIES
In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") to respond to the market environment in certain businesses. During fiscal 2015, the Company substantially completed this Plan and recognized $21,708 of pre-tax restructuring expenses in cost of sales and $18,144 of pre-tax restructuring expenses in selling, general, and administrative expenses. Within the total fiscal 2015 pre-tax restructuring expense of $39,852 were pre-tax asset impairments of $19,836. The Company recognized no restructuring expense during the first quarter of fiscal 2016. During the first quarter of fiscal 2015, the Company's recognized $785 of pre-tax expense for severance and other cash related expenses within the ESS and Energy and Mining segments.

Liabilities recorded for the restructuring Plan and changes therein for the first quarter of fiscal 2016 were as follows:

	Balance at December 26, 2015	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at March 26, 2016
Severance	$1,307	$—	$(657)	$650
Other cash restructuring expenses	1,426	—	(137)	1,289
Total	$2,733	$—	$(794)	$1,939

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 26, 2016 and December 26, 2015 were as follows:

	March 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$199,902	$104,376	13 years
Proprietary Software & Database	3,611	2,997	8 years
Patents & Proprietary Technology	6,835	3,528	11 years
Other	3,862	3,788	3 years
	$214,210	$114,689

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$201,801	$101,614	13 years
Proprietary Software & Database	3,571	2,966	8 years
Patents & Proprietary Technology	6,815	3,421	11 years
Other	3,752	3,671	3 years
	$215,939	$111,672
Amortization expense for intangible assets for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively was as follows:

Thirteen Weeks Ended
2016	2015
$3,995	$4,913
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2016	$15,841
2017	15,754
2018	14,116
2019	13,324
2020	12,283
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 26, 2016 and December 26, 2015 were as follows:

	March 26, 2016	December 26, 2015	Year Acquired
Webforge	$9,877	$10,430	2010
Valmont SM	9,286	8,919	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	8,053	8,504	2010
Donhad	6,075	6,415	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,521	2,662	2010
Other	14,093	13,889
	$65,016	$65,930
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
The Company’s trade names were tested for impairment in the third quarter of 2015. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company recorded a $5,000 impairment of the Webforge trade name (in Energy & Mining segment) and a $1,100 impairment of the Industrial Galvanizing trade name (in Coatings segment) during 2015. The lower price of oil and natural gas in the fourth quarter of 2015 was a qualitative event requiring the Company to re-assess the fair value of the Webforge trade name. As a result, the Company recognized an additional $830 impairment of that trade name. No other trade names were determined to be impaired during 2015 and no qualitative events were noted during the first quarter of 2016 requiring an interim test for potential impairment.
Goodwill
The carrying amount of goodwill by segment as of March 26, 2016 and December 26, 2015 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross goodwill at December 26, 2015	$101,275	$99,829	$75,404	$75,941	$19,359	$371,808
Accumulated impairment losses	—	(18,670)	—	(16,222)	—	(34,892)
Balance at December 26, 2015	$101,275	$81,159	$75,404	$59,719	$19,359	$336,916
Foreign currency translation	(1,502)	(1,462)	—	290	27	(2,647)
Balance at March 26, 2016	$99,773	$79,697	$75,404	$60,009	$19,386	$334,269

The Company’s annual impairment test of goodwill was performed during the third quarter of 2015, using the discounted cash flow method. The APAC Coatings reporting unit failed step one in that the estimated fair value was lower than the carrying value. As a result, the Company recorded $9,100 impairment of goodwill on the APAC

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Coatings reporting unit. The Company finalized step two of the impairment analysis during the fourth quarter of 2015 recording an additional impairment of $7,122, which was the remaining goodwill on this reporting unit.
The Company recorded an $18,670 impairment of Access System's goodwill in the fourth quarter of 2015 primarily driven by the depressed price of a barrel of oil. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment during 2016 prior to the annual test.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 26, 2016 and March 28, 2015 were as follows:

	2016	2015
Interest	$559	$510
Income taxes	4,788	5,047
Share Repurchase Programs
On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500,000 of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of March 26, 2016, the Company has acquired 4,300,599 shares for approximately $581,000 under the share repurchase programs.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 26, 2016:
Net earnings attributable to Valmont Industries, Inc.	$32,969	$—	$32,969
Shares outstanding (000 omitted)	22,700	116	22,816
Per share amount	$1.45	$—	$1.45
Thirteen weeks ended March 28, 2015:
Net earnings attributable to Valmont Industries, Inc.	$30,739	$—	$30,739
Shares outstanding (000 omitted)	23,868	114	23,982
Per share amount	$1.29	$(0.01)	$1.28
At March 26, 2016 and March 28, 2015, there were 403,407 and 452,103 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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

Due to the business reorganization and restructuring activities that occurred in 2015, there are no longer business operations included in Other for fiscal 2016. In 2015, the Company has other businesses and activities that individually were not more than 1% of consolidated sales.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$146,302	$145,348
Communication Products	30,669	32,556
Engineered Support Structures segment	176,971	177,904
Energy and Mining segment:
Offshore and Other Complex Steel Structures	22,969	24,848
Grinding Media	19,490	27,491
Access Systems	29,990	35,722
Energy and Mining segment	72,449	88,061
Utility Support Structures segment:
Steel	121,971	158,273
Concrete	22,549	18,068
Utility Support Structures segment	144,520	176,341
Coatings segment	68,581	74,360
Irrigation segment	158,514	174,577
Other	—	2,169
Total	621,035	693,412
INTERSEGMENT SALES:
Engineered Support Structures segment	11,012	7,106
Energy & Mining segment	1,658	49
Utility Support Structures segment	176	289
Coatings segment	9,813	12,547
Irrigation segment	1,771	1,724
Other	—	1,299
Total	24,430	23,014
NET SALES:
Engineered Support Structures segment	165,959	170,798
Energy & Mining segment	70,791	88,012
Utility Support Structures segment	144,344	176,052
Coatings segment	58,768	61,813
Irrigation segment	156,743	172,853
Other	—	870
Total	$596,605	$670,398

OPERATING INCOME:
Engineered Support Structures segment	$14,208	$9,450
Energy & Mining segment	1,902	4,366
Utility Support Structures segment	14,768	15,357
Coatings segment	11,413	10,999
Irrigation segment	28,845	30,174
Other	—	(1,108)
Corporate	(8,771)	(11,555)
Total	$62,365	$57,683

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 26, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$285,038	$91,526	$272,114	$(52,073)	$596,605
Cost of sales	207,861	67,862	211,393	(51,480)	435,636
Gross profit	77,177	23,664	60,721	(593)	160,969
Selling, general and administrative expenses	42,494	11,430	44,680	—	98,604
Operating income	34,683	12,234	16,041	(593)	62,365
Other income (expense):
Interest expense	(10,930)	—	(124)	—	(11,054)
Interest income	67	25	719	—	811
Other	(375)	12	(1,315)	—	(1,678)
	(11,238)	37	(720)	—	(11,921)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	23,445	12,271	15,321	(593)	50,444
Income tax expense (benefit):
Current	5,583	2,572	2,479	(120)	10,514
Deferred	2,419	2,149	1,191	—	5,759
	8,002	4,721	3,670	(120)	16,273
Earnings before equity in earnings of nonconsolidated subsidiaries	15,443	7,550	11,651	(473)	34,171
Equity in earnings of nonconsolidated subsidiaries	17,526	2,113	—	(19,639)	—
Net earnings	32,969	9,663	11,651	(20,112)	34,171
Less: Earnings attributable to noncontrolling interests	—	—	(1,202)	—	(1,202)
Net earnings attributable to Valmont Industries, Inc	$32,969	$9,663	$10,449	$(20,112)	$32,969

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 26, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$32,969	$9,663	$11,651	$(20,112)	$34,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(178)	2,691	—	2,513
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	19	—	—	—	19
Equity in other comprehensive income	1,388	—	—	(1,388)	—
Other comprehensive income (loss)	1,407	(178)	2,691	(1,388)	2,532
Comprehensive income (loss)	34,376	9,485	14,342	(21,500)	36,703
Comprehensive income attributable to noncontrolling interests	—	—	(2,327)	—	(2,327)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$34,376	$9,485	$12,015	$(21,500)	$34,376

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 28, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$30,739	$9,944	$13,050	$(22,226)	$31,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(8,888)	(49,290)	—	(58,178)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	18	—	—	—	18
Actuarial gain (loss) in defined benefit pension plan liability	92	—	202	—	294
Equity in other comprehensive income	(55,881)	—	—	55,881	—
Other comprehensive income (loss)	(55,771)	(8,888)	(49,088)	55,881	(57,866)
Comprehensive income (loss)	(25,032)	1,056	(36,038)	33,655	(26,359)
Comprehensive income attributable to noncontrolling interests	—	—	1,327	—	1,327
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(25,032)	$1,056	$(34,711)	$33,655	$(25,032)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 26, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,634	$4,566	$306,514	$—	$387,714
Receivables, net	128,713	54,384	266,282	—	449,379
Inventories	138,589	40,782	174,983	(3,586)	350,768
Prepaid expenses	5,435	804	39,841	—	46,080
Refundable income taxes	18,897	—	—	—	18,897
Total current assets	368,268	100,536	787,620	(3,586)	1,252,838
Property, plant and equipment, at cost	537,701	142,955	420,148	—	1,100,804
Less accumulated depreciation and amortization	338,782	74,063	155,452	—	568,297
Net property, plant and equipment	198,919	68,892	264,696	—	532,507
Goodwill	20,108	110,562	203,599	—	334,269
Other intangible assets	225	39,710	124,602	—	164,537
Investment in subsidiaries and intercompany accounts	1,250,625	837,066	1,096,458	(3,184,149)	—
Other assets	39,645	—	76,066	—	115,711
Total assets	$1,877,790	$1,156,766	$2,553,041	$(3,187,735)	$2,399,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$215	$—	$895	$—	$1,110
Notes payable to banks	—	—	2,402	—	2,402
Accounts payable	58,622	14,148	110,289	—	183,059
Accrued employee compensation and benefits	21,357	4,665	31,980	—	58,002
Accrued expenses	42,241	16,752	52,484	—	111,477
Dividends payable	8,527	—	—	—	8,527
Total current liabilities	130,962	35,565	198,050	—	364,577
Deferred income taxes	15,874	—	23,770	—	39,644
Long-term debt, excluding current installments	751,541	—	5,337	—	756,878
Defined benefit pension liability	—	—	170,203	—	170,203
Deferred compensation	43,338	—	5,118	—	48,456
Other noncurrent liabilities	5,021	—	34,932	—	39,953
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,756,082	568,377	513,246	(1,081,623)	1,756,082
Accumulated other comprehensive income (loss)	(265,811)	(64,540)	(202,930)	267,470	(265,811)
Treasury stock	(587,117)	—	—	—	(587,117)
Total Valmont Industries, Inc. shareholders’ equity	931,054	1,121,201	2,066,534	(3,187,735)	931,054
Noncontrolling interest in consolidated subsidiaries	—	—	49,097	—	49,097
Total shareholders’ equity	931,054	1,121,201	2,115,631	(3,187,735)	980,151
Total liabilities and shareholders’ equity	$1,877,790	$1,156,766	$2,553,041	$(3,187,735)	$2,399,862

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$62,281	$4,008	$282,785	$—	$349,074
Receivables, net	130,741	66,387	269,315	—	466,443
Inventories	132,222	38,379	173,064	(2,993)	340,672
Prepaid expenses	9,900	766	35,471	—	46,137
Refundable income taxes	24,526	—	—	—	24,526
Total current assets	359,670	109,540	760,635	(2,993)	1,226,852
Property, plant and equipment, at cost	541,536	132,864	406,656	—	1,081,056
Less accumulated depreciation and amortization	334,471	69,956	144,140	—	548,567
Net property, plant and equipment	207,065	62,908	262,516	—	532,489
Goodwill	20,108	110,562	206,246	—	336,916
Other intangible assets	238	40,959	129,000	—	170,197
Investment in subsidiaries and intercompany accounts	1,239,228	813,779	939,177	(2,992,184)	—
Other assets	40,067	—	85,861	—	125,928
Total assets	$1,866,376	$1,137,748	$2,383,435	$(2,995,177)	$2,392,382
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$215	$—	$862	$—	$1,077
Notes payable to banks	—	—	976	—	976
Accounts payable	66,723	13,680	99,580	—	179,983
Accrued employee compensation and benefits	32,272	6,347	31,735	—	70,354
Accrued expenses	31,073	22,802	51,718	—	105,593
Dividends payable	8,571	—	—	—	8,571
Total current liabilities	138,854	42,829	184,871	—	366,554
Deferred income taxes	9,686	—	25,983	—	35,669
Long-term debt, excluding current installments	751,765	—	5,153	—	756,918
Defined benefit pension liability	—	—	179,323	—	179,323
Deferred compensation	43,485	—	4,932	—	48,417
Other noncurrent liabilities	4,145	—	36,145	—	40,290
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,683	(1,106,633)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,729,679	541,917	354,727	(896,644)	1,729,679
Accumulated other comprehensive income	(267,218)	(64,362)	(210,688)	275,050	(267,218)
Treasury stock	(571,920)	—	—	—	(571,920)
Total Valmont Industries, Inc. shareholders’ equity	918,441	1,094,919	1,900,258	(2,995,177)	918,441
Noncontrolling interest in consolidated subsidiaries	—	—	46,770	—	46,770
Total shareholders’ equity	918,441	1,094,919	1,947,028	(2,995,177)	965,211
Total liabilities and shareholders’ equity	$1,866,376	$1,137,748	$2,383,435	$(2,995,177)	$2,392,382

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 26, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$32,969	$9,663	$11,651	$(20,112)	$34,171
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,857	3,277	10,464	—	20,598
Noncash loss on trading securities	—	—	995	—	995
Stock-based compensation	2,049	—	—	—	2,049
Defined benefit pension plan expense	—	—	384	—	384
Loss (gain) on sale of property, plant and equipment	(3)	52	95	—	144
Equity in earnings in nonconsolidated subsidiaries	(17,526)	(2,113)	—	19,639	—
Deferred income taxes	2,419	2,149	1,191	—	5,759
Changes in assets and liabilities:
Receivables	2,027	12,003	6,314	—	20,344
Inventories	(6,367)	(2,403)	155	593	(8,022)
Prepaid expenses	4,465	(38)	(3,517)	—	910
Accounts payable	(8,102)	468	9,017	—	1,383
Accrued expenses	843	(7,732)	(289)	—	(7,178)
Other noncurrent liabilities	916	—	(1,739)	—	(823)
Income taxes payable (refundable)	5,628	85	4,100	—	9,813
Net cash flows from operating activities	26,175	15,411	38,821	120	80,527
Cash flows from investing activities:
Purchase of property, plant and equipment	1,248	(8,630)	(6,579)	—	(13,961)
Proceeds from sale of assets	104	(51)	89	—	142
Other, net	11,332	(6,286)	(7,248)	(120)	(2,322)
Net cash flows from investing activities	12,684	(14,967)	(13,738)	(120)	(16,141)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,352	—	1,352
Principal payments on long-term borrowings	—	—	(220)	—	(220)
Dividends paid	(8,571)	—	—	—	(8,571)
Proceeds from exercises under stock plans	1,289	—	—	—	1,289
Excess tax benefits from stock option exercises	(66)	—	—	—	(66)
Purchase of treasury shares	(16,939)	—	—	—	(16,939)
Purchase of common treasury shares - stock plan exercises	(219)	—	—	—	(219)
Net cash flows from financing activities	(24,506)	—	1,132	—	(23,374)
Effect of exchange rate changes on cash and cash equivalents	—	114	(2,486)	—	(2,372)
Net change in cash and cash equivalents	14,353	558	23,729	—	38,640
Cash and cash equivalents—beginning of year	62,281	4,008	282,785	—	349,074
Cash and cash equivalents—end of period	$76,634	$4,566	$306,514	$—	$387,714

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 28, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$30,739	$9,944	$13,050	$(22,226)	$31,507
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	7,478	3,151	13,272	—	23,901
Loss on investment	—	—	4,415	—	4,415
Stock-based compensation	1,761	—	—	—	1,761
Defined benefit pension plan expense	—	—	(150)	—	(150)
Contribution to defined benefit pension plan	—	—	(15,735)	—	(15,735)
Gain on sale of property, plant and equipment	(13)	(10)	(113)	—	(136)
Equity in earnings in nonconsolidated subsidiaries	(17,850)	(4,305)	—	22,155	—
Deferred income taxes	5,469	(533)	228	—	5,164
Changes in assets and liabilities:
Receivables	(4,779)	6,595	16,768	—	18,584
Inventories	4,897	(10,307)	(21,631)	—	(27,041)
Prepaid expenses	2,282	(251)	2,923	—	4,954
Accounts payable	4,358	(1,442)	(4,177)	—	(1,261)
Accrued expenses	(2,966)	(1,001)	(1,357)	—	(5,324)
Other noncurrent liabilities	1,834	—	(150)	—	1,684
Income taxes payable (refundable)	6,252	(4)	6,957	—	13,205
Net cash flows from operating activities	39,462	1,837	14,300	(71)	55,528
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,995)	(1,492)	(10,128)	—	(16,615)
Proceeds from sale of assets	15	19	151	—	185
Other, net	3,257	(1,130)	732	71	2,930
Net cash flows from investing activities	(1,723)	(2,603)	(9,245)	71	(13,500)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	1,155	—	1,155
Principal payments on long-term borrowings	—	—	(224)	—	(224)
Dividends paid	(9,086)	—	—	—	(9,086)
Dividends to noncontrolling interest	—	—	(1,290)	—	(1,290)
Proceeds from exercises under stock plans	1,760	—	—	—	1,760
Excess tax benefits from stock option exercises	345	—	—	—	345
Purchase of treasury shares	(72,900)	—	—	—	(72,900)
Purchase of common treasury shares - stock plan exercises	(2,156)	—	—	—	(2,156)
Net cash flows from financing activities	(82,037)	—	(359)	—	(82,396)
Effect of exchange rate changes on cash and cash equivalents	—	(24)	(12,821)	—	(12,845)
Net change in cash and cash equivalents	(44,298)	(790)	(8,125)	—	(53,213)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579
Cash and cash equivalents—end of period	$25,571	$1,367	$291,428	$—	$318,366

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2015. Segment sales in the table below are presented net of intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	March 26, 2016	March 28, 2015	% Incr. (Decr.)
Consolidated
Net sales	$596.6	$670.4	(11.0)%
Gross profit	161.0	165.5	(2.7)%
as a percent of sales	27.0%	24.7%
SG&A expense	98.6	107.8	(8.5)%
as a percent of sales	16.5%	16.1%
Operating income	62.4	57.7	8.1%
as a percent of sales	10.5%	8.6%
Net interest expense	10.2	10.3	(1.0)%
Effective tax rate	32.3%	35.0%
Net earnings	$33.0	$30.7	7.5%
Diluted earnings per share	$1.45	$1.28	13.3%
Engineered Support Structures
Net sales	$166.0	$170.8	(2.8)%
Gross profit	47.7	41.9	13.8%
SG&A expense	33.5	32.4	3.4%
Operating income	14.2	9.5	49.5%
Energy and Mining
Net sales	$70.8	$88.0	(19.5)%
Gross profit	12.2	16.3	(25.2)%
SG&A expense	10.3	11.9	(13.4)%
Operating income	1.9	4.4	(56.8)%
Utility Support Structures
Net sales	$144.3	$176.1	(18.1)%
Gross profit	30.5	34.6	(11.8)%
SG&A expense	15.7	19.3	(18.7)%
Operating income	14.8	15.3	(3.3)%
Coatings
Net sales	$58.8	$61.8	(4.9)%
Gross profit	19.7	19.8	(0.5)%
SG&A expense	8.3	8.8	(5.7)%
Operating income	11.4	11.0	3.6%
Irrigation
Net sales	$156.7	$172.8	(9.3)%
Gross profit	50.5	52.8	(4.4)%
SG&A expense	21.6	22.6	(4.4)%
Operating income	28.9	30.2	(4.3)%
Other
Net sales	$—	$0.9	NM
Gross profit	—	0.2	NM
SG&A expense	—	1.3	NM
Operating income	—	(1.1)	NM
Net corporate expense
Gross profit	$0.4	$(0.1)	NM
SG&A expense	9.2	11.5	(20.0)%
Operating loss	(8.8)	(11.6)	24.1%
NM=Not meaningful

Overview
On a consolidated basis, the decrease in net sales in the first quarter of fiscal 2016, as compared with 2015, reflected lower sales in all reportable segments. The changes in net sales in the first quarter of fiscal 2016, as compared with fiscal 2015, were as follows:

	First quarter
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2015	$670.4	$170.8	$88.0	$176.1	$61.8	$172.8	$0.9
Volume	(30.6)	6.7	(9.1)	(16.5)	(1.4)	(9.4)	(0.9)
Pricing/mix	(25.0)	(5.9)	(2.2)	(15.3)	(1.1)	(0.5)	—
Acquisitions	1.9	—	—	—	1.9	—	—
Currency translation	(20.1)	(5.6)	(5.9)	—	(2.4)	(6.2)	—
Sales - 2016	$596.6	$166.0	$70.8	$144.3	$58.8	$156.7	$—
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

We acquired American Galvanizing in October 2015 and it is reported in the Coatings segment. Average steel index prices for both hot rolled coil and plate decreased substantially in North America throughout 2015, but started to rebound slightly in the first quarter of 2016. Decreases in average sales pricing and volumes offset the increase in gross profit realized from the lower cost of steel.

Restructuring Plan

During 2015, we incurred $39.9 million of restructuring expenses and the restructuring plan was substantially completed by the end of December 2015. In the first quarter of 2015, we incurred $0.8 million of restructuring expense in the ESS and Energy and Mining segments. There was no restructuring expense recognized in first quarter of 2016.

Currency Translation

In the first quarter of fiscal 2016, we realized a decrease in operating profit, as compared with fiscal 2015, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian real, euro, and South African rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate
First quarter	$(1.1)	$(0.2)	$(0.3)	$—	$(0.1)	$(0.6)	$—	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, the improvement in gross margin (gross profit as a percent of sales) in the first quarter of 2016, as compared with 2015, was due to a combination of restructuring activities undertaken in 2015 and lower raw material prices across most of our businesses. Gross profit decreased $4.5 million in 2016 from 2015. The decrease is primarily a result of currency transaction effects and lower sales volumes in the Energy and Mining and Utility segments partially offset by improved operating performance and sales volumes in Engineered Support Structures. See description by segment below for more detailed information.

Selling, general and administrative (SG&A) spending in the first quarter of fiscal 2016, as compared with the same period in 2015, decreased mainly due to the following factors:

•	currency translation effects of $2.8 million due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian real, euro, and South African rand;

•	reduced deferred compensation expenses of $1.0 million, which was offset by the same amount of other expense; and

•
lower expenses of approximately $5.0 million attributed to the restructuring activities undertaken in 2015, which included reduced headcounts, closure of facilities, and an overall reduction in discretionary spending.

The increase in operating income on a reportable segment basis in 2016, as compared to 2015, was due to improved operating performance in the ESS and Coatings segments. The increase in operating income for 2016, as compared to 2015, is primarily attributable to reduced fixed expenses resulting from the 2015 restructuring activities, lower raw material prices, and reduced overall SG&A spending.

Net Interest Expense and Debt

Net interest expense in the first quarter of fiscal 2016, as compared with the same period in 2015, was consistent due to minimal changes in short and long term borrowings.

Other Expense

The increase in other expense in the first quarter of 2016, as compared with 2015, was primarily due to the change in the market value of the Company's shares held of Delta EMD. In the first quarter of 2016, we recorded a non-cash mark to market loss of $1.0 million and in 2015, we recorded a gain of $0.6 million ($5.0 million special dividend offset by a non-cash mark to market loss of $4.4 million). An additional contributing factor was the reduced market performance of deferred compensation assets of $1.0 million.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2016 decreased when compared with the same period in fiscal 2015. The effective tax rate in 2016 was positively impacted by research and development tax incentives and benefits related to certain withholding taxes paid in foreign jurisdictions.

Earnings attributable to noncontrolling interest was slightly higher in the first quarter of fiscal 2016, as compared with the same period in 2015. The largest increase related to the AgSense business that continues to expand its customer base.

Cash Flows from Operations

Our cash flows provided by operations were approximately $80.5 million in the first quarter of fiscal 2016, as compared with $55.5 million provided by operations in 2015. The increase in operating cash flow in the first quarter of fiscal 2016, as compared with 2015, was the result of improved net working capital, no pension contribution, and slightly higher net earnings.

Engineered Support Structures (ESS) segment
The decrease in net sales in the first quarter of fiscal 2016 as compared with 2015 was primarily due to unfavorable foreign currency translation effects and lower average sales pricing due to lower steel prices primarily in our lighting and traffic product lines. These reductions were partially offset by improved volumes in the China and Australia telecommunication business.

Global lighting and traffic, and roadway product sales in the first quarter of 2016 were slightly higher compared to the same period in fiscal 2015. In the first quarter, sales volumes in the U.S. were higher in the commercial steel market, relatively flat in the aluminum markets, and modestly lower in the transportation markets. We expect transportation markets to pick up in the latter half of 2016 due to the long term highway bill that was signed in 2015. Sales in Canada decreased in the first quarter of 2016 as compared to 2015, due to lower volumes and unfavorable currency impacts. Sales in Europe were lower in the first quarter of fiscal 2016 compared to the same period in fiscal 2015, due to unfavorable currency translation effects and lower volumes primarily related to a large project in the Middle East that was ongoing in 2015. The domestic markets in general remain subdued in Europe. In the Asia Pacific region, sales were higher in the first quarter of fiscal 2016, as compared to 2015, due primarily to improved investment activity in both China and Australia and overall market growth in India. Roadway product sales decreased slightly in the first quarter due to unfavorable foreign currency translation effects, which was partially offset by better volumes due to some improvement in highway project activity in Australia and New Zealand.
Communication product line sales were lower in the first quarter of fiscal 2016, as compared with the same period in fiscal 2015. North America communication structure and component sales decreased, due to lower demand in the market. In China, sales of wireless communication structures in the first quarter of fiscal 2016 increased over the same period in 2015 as the investment levels by the major wireless carriers have remained strong and we have increased our market share through better sales coverage. In Australia, sales for wireless communication structures improved in 2016 due to the national broadband network build out.
Operating income for the segment in the first quarter of fiscal 2016 was higher, as compared with fiscal 2015, due to margin expansion from reduced raw material costs, growth in Asia Pacific telecommunication business, and approximately $2.4 million of lower costs resulting from the 2015 restructuring activities. In addition, we recognized a $1.6 million favorable LIFO reserve adjustment resulting from the lower cost of raw materials. These increases were partially offset by unfavorable currency translation effects and lower volumes in the Europe businesses. SG&A spending in the first quarter of 2016 was slightly up over the same period in 2015 due to increased commissions owed on the higher telecommunication sales in Asia-Pacific.
Energy & Mining (E&M) segment
The decrease in net sales in the first quarter of 2016, as compared to 2015, was due to unfavorable currency translation effects and lower volumes.
Access systems product line sales decreased in the first quarter of 2016, as compared with 2015, primarily due to the negative impact of currency translation effects and lower volumes and pricing. The volume decrease was primarily related to the slowdown in mining sector investment in Australia, weaker market conditions in China, and fewer oil and gas related construction projects.
Offshore structures sales were lower in the first quarter of 2016, as compared to the same period in 2015. The decrease was attributed to $5.9 million of unfavorable currency translation effects as well as slightly lower volumes and pricing. One factor contributing to the sales decrease is the continuation of low oil prices that has caused some previously planned projects to be postponed.
Grinding media sales were down in the first quarter of 2016 as compared to 2015, due to volume decreases and unfavorable currency translation effects. The volume decreases are primarily related to the continued slowdown in the Australia mining sector.
Operating income for the segment in the first quarter of 2016 was lower, as compared to 2015, due to lower volumes, unfavorable currency translation effects, and sales mix. SG&A expense decreased approximately $1.6 million due to currency translation effects and the benefits from restructuring activities that took place in 2015.
Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in the first quarter of 2016, as compared with 2015, due to lower sales volumes, decreased average selling prices tied mostly to the lower cost of steel, and unfavorable product mix towards smaller structures. Those decreases were partially offset by improved volumes and pricing for concrete poles. Declining steel prices during the latter half of 2015 contributed to lower average selling prices in the first quarter of 2016 compared to 2015.
In North America, sales volumes in tons for steel utility structures were down in the first quarter of 2016, as compared with 2015. There was approximately $6 million of utility project sales in Canada in 2015 which did not repeat in

2016. Sales tonnage for steel were also down in the United States as our customer mix shifted to smaller structures and smaller projects than in first quarter of 2015. Concrete sales volumes in tons increased during the first quarter of 2016. In the first quarter of 2016, as compared to 2015, international utility structures sales decreased due to lower volumes in the Asia-Pacific and EMEA regions.
Gross profit as a percentage of sales improved due to a number of actions taken in 2015 to improve our cost structure in this segment, including certain restructuring activities involving facility closures. SG&A expense was lower in the first quarter of 2016, as compared with 2015, primarily due to the benefits realized from the 2015 restructuring activities and reduced sales commissions. Operating income in the first quarter of 2016, as compared with 2015, decreased due to lower steel sales volumes and lower average steel product sales prices which were not fully offset by reduced steel costs. We also realized lower operating costs which offset the effects of the lower steel sales volumes.
Coatings segment
Coatings segment sales in North America decreased slightly in the first quarter of 2016, as compared with the same period in 2015, due to lower zinc prices resulting in reduced average selling prices and currency translation effects related to the strengthening of the U.S. dollar against the Canadian dollar. Intercompany sales volumes and pricing in North America were down as well. The decreases were partially offset by the acquisition of American Galvanizing that was acquired in October 2015. Coatings sales in Asia Pacific decreased primarily due to reduced volumes and unfavorable currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar and Malaysian Ringgit. Continued weak demand in Australia led to lower volumes and sales volumes in Asia were down in the first quarter of 2016, due to a slower market environment.
SG&A expense was slightly down in the first quarter of 2016, as compared to the same period in 2015, primarily due to currency translation effects and lower incentive expenses. The decrease was partially offset by expenses of American Galvanizing. Operating income was slightly higher in the first quarter of 2016, as compared with 2015, due to improved sales in India and the restructuring activities that occurred primarily in Australia through 2015 that reduced operating costs.
Irrigation segment
The decrease in Irrigation segment net sales in the first quarter of fiscal 2016, as compared with 2015, was mainly due to sales volume decreases in North America for both the irrigation and tubing businesses and unfavorable currency translation effects for our international irrigation business. In fiscal 2016, net farm income in the United States is expected to decrease 3% from the levels of 2015, due in part to lower market prices for corn and soybeans. We believe this reduction somewhat contributed to lower demand for irrigation machines in North America in the first quarter of 2016, as compared with 2015. In international markets, unfavorable currency translation effects (primarily Brazil and South Africa) decreased sales $6.0 million in the first quarter of 2016, as compared with 2015.
SG&A was lower in the first quarter of fiscal 2016, as compared with 2015. This was due to favorable currency translation effects and a general reduction in overall spending. Operating income for the segment declined in the first quarter of fiscal 2016 over 2015, due to tubing sales volume decreases and unfavorable currency translation effects. The reduction in tubing operating income was partially offset by improvements in the North America irrigation businesses due to lower average cost of steel and reduced factory spending.
Other
Due to the business reorganization that occurred in the fourth quarter of 2015, there are no longer business operations included in Other.
Net corporate expense
Net corporate expense in the first quarter of fiscal 2016 decreased over the same period in fiscal 2015, due largely to restructuring activities that took place during 2015. These decreases were mainly due to the following:

•	reduced deferred compensation expenses of $1.0 million, which was offset by the same amount of other expense; and

•	lower expenses of approximately $2.3 million attributed to lower headcount and lower costs across most other spend categories.

The above decreases were partially offset by higher expenses associated with the Delta Pension Plan of $0.5 million.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $888.3 million at March 26, 2016, as compared with $860.3 million at December 26, 2015. The increase in net working capital in 2016 mainly resulted from increased cash that was partially offset by lower accounts receivable. Cash flow provided by operations was $80.5 million in the first quarter of 2016, as compared with $55.5 million in first quarter of 2015. The increase in operating cash flow in the first quarter of 2016, as compared to 2015, was primarily the result of working capital improvements, no pension contribution, and higher net earnings.
Investing Cash Flows-Capital spending in the first quarter of fiscal 2016 was $14.0 million, as compared with $16.6 million for the same period in 2015. Capital spending projects in 2016 and 2015 primarily related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2016 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $760.4 million at March 26, 2016 from $759.0 million at December 26, 2015. Financing cash flows changed from a use of approximately $82.4 million in the first quarter of fiscal 2015 to a use of $23.4 million in the first quarter of fiscal 2016. The primary reason for the change was due to purchasing $56.0 million less treasury shares in the first quarter of 2016 as compared to the same period in 2015 related to the share repurchase program.
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
As of March 26, 2016, we have acquired approximately 4.3 million shares for approximately $581.0 million under these share repurchase programs. As of April 18, 2016, the date as of which we report on the cover of this form 10-Q the number of outstanding shares of our common stock, we have acquired a total of approximately 4.34 million shares for approximately $586.2 million under these share repurchase programs.
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

Our debt financing at March 26, 2016 is primarily long-term debt consisting of:

•	$250.2 million face value ($254.5 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.7 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At March 26, 2016 and December 26, 2015, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 26, 2016, we had the ability to borrow $584.6 million under this facility, after consideration of standby letters of credit of $15.4 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $104.2 million, $102.5 million of which was unused at March 26, 2016.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. The debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired business. The debt agreements also provide for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature. For 2016, our covenant calculations do not include any estimated EBITDA from acquired businesses.
Our key debt covenants are as follows:

•	Interest-bearing debt is not to exceed 3.5X Adjusted EBITDA of the prior four quarters; and

•	Adjusted EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

At March 26, 2016, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 26, 2016 were as follows:

Interest-bearing debt	$760,390
Adjusted EBITDA-last four quarters	280,824
Leverage ratio	2.71

Adjusted EBITDA-last four quarters	$280,824
Interest expense-last four quarters	42,069
Interest earned ratio	6.68

The calculation of Adjusted EBITDA-last four quarters (March 29, 2015 through March 26, 2016) is as follows:

Net cash flows from operations	$297,326
Interest expense	42,069
Income tax expense	46,761
Impairment of assets	(19,836)
Impairment of Goodwill & Intangibles	(41,970)
Loss on investment	(1,135)
Deferred income tax benefit	(5,452)
Noncontrolling interest	(5,650)
Equity in earnings of nonconsolidated subsidiaries	(247)
Stock-based compensation	(7,532)
Pension plan expense	76
Contribution to pension plan	765
Changes in assets and liabilities	(83,550)
Other	(2,607)
EBITDA	219,018
Impairment of goodwill and intangible assets	41,970
Impairment of property, plant, and equipment	19,836
Adjusted EBITDA	280,824

Net earnings attributable to Valmont Industries, Inc.	$42,347
Interest expense	42,069
Income tax expense	46,761
Depreciation and amortization expense	87,841
EBITDA	219,018
Impairment of goodwill and intangible assets	41,970
Impairment of property, plant, and equipment	19,836
Adjusted EBITDA	280,824
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $444.0 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $387.7 million at March 26, 2016, approximately $307.3 million is held in entities outside the United States with $114.9 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $114.9 million of Delta Ltd.'s cash balances.
If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay in the range of $28 million to $100 million in income taxes to repatriate that cash.

Financial Obligations and Financial Commitments
There have been no material changes to our financial obligations and financial commitments as described on page 38 in our Form 10-K for the fiscal year ended December 26, 2015.
Off Balance Sheet Arrangements
There have been no changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 26, 2015.
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 40-43 in our Form 10-K for the fiscal year ended December 26, 2015 during the quarter ended March 26, 2016.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended March 26, 2016. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2015.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 27, 2015 to January 23, 2016	69,234	$100.62	69,234	$179,006,000
January 24, 2016 to February 27, 2016	22,819	113.03	22,819	176,427,000
February 28, 2016 to March 26, 2016	61,909	119.43	61,909	169,033,000
Total	153,962	$110.02	153,962	$169,033,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 26, 2016, we have acquired 4,300,599 shares for approximately $581.0 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
Valmont's annual meeting of stockholders was held on April 26, 2016. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP to audit the Company's financial statements for fiscal 2016. For the annual meeting there were 22,792,091 shares outstanding and eligible to votes of which 21,022,505 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Kaj den Daas	18,398,139	270,500	2,353,866
James B. Milliken	18,433,259	235,380	2,353,866
Catherine James Paglia	18,616,405	52,234	2,353,866

Advisory vote on executive compensation:

For	18,411,343
Against	229,204
Abstain	28,092
Broker non-votes	2,353,866

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2016:

For	20,678,519
Against	256,715
Abstain	87,271

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
4.3
Second Amendment dated as of February 23, 2016 to Credit Agreement, dated as of August 15, 2012, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated February 23, 2016 and is incorporated herein by reference.

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 28th day of April, 2016.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.