Form 10-Q
period 2016-06-25
VALMONT INDUSTRIES INC
filed 2016-07-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,637,254
Outstanding shares of common stock as of July 21, 2016

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Product sales	$570,762	$611,782	$1,103,702	$1,215,676
Services sales	69,487	70,341	133,152	136,845
Net sales	640,249	682,123	1,236,854	1,352,521
Product cost of sales	418,072	461,173	811,564	920,714
Services cost of sales	47,060	51,402	89,204	96,805
Total cost of sales	465,132	512,575	900,768	1,017,519
Gross profit	175,117	169,548	336,086	335,002
Selling, general and administrative expenses	103,311	115,548	201,915	223,319
Operating income	71,806	54,000	134,171	111,683
Other income (expenses):
Interest expense	(11,122)	(11,232)	(22,176)	(22,360)
Interest income	707	616	1,518	1,490
Other	1,252	(28)	(426)	988
	(9,163)	(10,644)	(21,084)	(19,882)
Earnings before income taxes	62,643	43,356	113,087	91,801
Income tax expense (benefit):
Current	22,745	19,136	33,259	30,910
Deferred	(3,544)	(5,219)	2,215	(55)
	19,201	13,917	35,474	30,855
Net earnings	43,442	29,439	77,613	60,946
Less: Earnings attributable to noncontrolling interests	(1,416)	(1,566)	(2,618)	(2,334)
Net earnings attributable to Valmont Industries, Inc.	$42,026	$27,873	$74,995	$58,612
Earnings per share:
Basic	$1.86	$1.19	$3.31	$2.48
Diluted	$1.85	$1.19	$3.29	$2.47
Cash dividends declared per share	$0.375	$0.375	$0.750	$0.750
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,602	23,336	22,651	23,602
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,749	23,450	22,782	23,716
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net earnings	$43,442	$29,439	$77,613	$60,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(2,296)	18,328	217	(39,850)
Unrealized gain/(loss) on cash flow hedge:
Amortization cost included in interest expense	19	19	38	37
Gain on cash flow hedges	—	751	—	1,045
Other comprehensive income (loss)	(2,277)	19,098	255	(38,768)
Comprehensive income	41,165	48,537	77,868	22,178
Comprehensive loss (income) attributable to noncontrolling interests	(1,787)	(1,968)	(4,114)	(641)
Comprehensive income attributable to Valmont Industries, Inc.	$39,378	$46,569	$73,754	$21,537

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$344,346	$349,074
Receivables, net	466,749	466,443
Inventories	372,106	340,672
Prepaid expenses, restricted cash, and other assets	63,650	46,137
Refundable income taxes	20,441	24,526
Total current assets	1,267,292	1,226,852
Property, plant and equipment, at cost	1,105,955	1,081,056
Less accumulated depreciation and amortization	579,608	548,567
Net property, plant and equipment	526,347	532,489
Goodwill	331,603	336,916
Other intangible assets, net	158,814	170,197
Other assets	111,817	125,928
Total assets	$2,395,873	$2,392,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$889	$1,077
Notes payable to banks	3,735	976
Accounts payable	183,126	179,983
Accrued employee compensation and benefits	66,626	70,354
Accrued expenses	95,158	105,593
Dividends payable	8,505	8,571
Total current liabilities	358,039	366,554
Deferred income taxes	35,541	35,669
Long-term debt, excluding current installments	756,543	756,918
Defined benefit pension liability	164,329	179,323
Deferred compensation	48,965	48,417
Other noncurrent liabilities	38,285	40,290
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,790,120	1,729,679
Accumulated other comprehensive loss	(268,459)	(267,218)
Treasury stock	(593,479)	(571,920)
Total Valmont Industries, Inc. shareholders’ equity	956,082	918,441
Noncontrolling interest in consolidated subsidiaries	38,089	46,770
Total shareholders’ equity	994,171	965,211
Total liabilities and shareholders’ equity	$2,395,873	$2,392,382
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net earnings	$77,613	$60,946
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	40,804	47,761
Noncash loss on trading securities	1,035	4,582
Impairment of assets - restructuring activities	—	9,292
Stock-based compensation	4,201	3,513
Defined benefit pension plan expense (benefit)	959	(305)
Contribution to defined benefit pension plan	(712)	(15,735)
Increase in restricted cash - pension plan trust	(13,652)	—
Gain on sale of property, plant and equipment	1,074	542
Deferred income taxes	2,215	(55)
Changes in assets and liabilities:
Receivables	2,942	32,511
Inventories	(29,335)	(27,746)
Prepaid expenses and other assets	(4,859)	(3,087)
Accounts payable	1,430	(5,021)
Accrued expenses	(13,636)	(6,431)
Other noncurrent liabilities	327	1,761
Income taxes refundable	9,516	15,817
Net cash flows from operating activities	79,922	118,345
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,019)	(24,758)
Proceeds from sale of assets	1,827	1,101
Other, net	(1,608)	5,896
Net cash flows from investing activities	(25,800)	(17,761)
Cash flows from financing activities:
Net borrowings under short-term agreements	2,593	(5,890)
Proceeds from long-term borrowings	—	33,000
Principal payments on long-term borrowings	(659)	(33,657)
Dividends paid	(17,098)	(17,956)
Dividends to noncontrolling interest	(1,923)	(1,669)
Purchase of noncontrolling interest	(11,009)	—
Purchase of treasury shares	(28,621)	(121,020)
Proceeds from exercises under stock plans	5,975	9,454
Excess tax benefits from stock option exercises	—	1,394
Purchase of common treasury shares—stock plan exercises	(1,453)	(10,490)
Net cash flows from financing activities	(52,195)	(146,834)
Effect of exchange rate changes on cash and cash equivalents	(6,655)	(7,806)
Net change in cash and cash equivalents	(4,728)	(54,056)
Cash and cash equivalents—beginning of year	349,074	371,579
Cash and cash equivalents—end of period	$344,346	$317,523
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	58,612	—	—	2,334	60,946
Other comprehensive income (loss)	—	—	—	(37,075)	—	(1,693)	(38,768)
Cash dividends declared	—	—	(17,603)	—	—	—	(17,603)
Dividends to noncontrolling interests	—	—	—	—	—	(1,669)	(1,669)
Purchase of treasury shares; 989,821 shares acquired	—	—	—	—	(121,020)	—	(121,020)
Stock plan exercises; 82,989 shares acquired	—	—	—	—	(10,490)	—	(10,490)
Stock options exercised; 119,687 shares issued	—	(8,860)	2,863	—	15,451	—	9,454
Tax benefit from stock option exercises	—	1,394	—	—	—	—	1,394
Stock option expense	—	2,653	—	—	—	—	2,653
Stock awards; 4,846 shares issued	—	4,813	—	—	478	—	5,291
Balance at June 27, 2015	$27,900	$—	$1,762,534	$(171,508)	$(525,877)	$47,544	$1,140,593
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	74,995	—	—	2,618	77,613
Other comprehensive income (loss)	—	—	—	(1,241)	—	1,496	255
Cash dividends declared	—	—	(17,027)	—	—	—	(17,027)
Dividends to noncontrolling interests	—	—	—	—	—	(1,923)	(1,923)
Purchase of noncontrolling interests	—	(137)	—	—	—	(10,872)	(11,009)
Purchase of treasury shares; 245,798 shares acquired	—	—	—	—	(28,621)	—	(28,621)
Stock plan exercises; 10,747 shares acquired	—	—	—	—	(1,453)	—	(1,453)
Stock options exercised; 62,535 shares issued	—	(4,064)	2,473	—	7,566	—	5,975
Stock option expense	—	2,959	—	—	—	—	2,959
Stock awards; 6,976 shares issued	—	1,242	—	—	949	—	2,191
Balance at June 25, 2016	$27,900	$—	$1,790,120	$(268,459)	$(593,479)	$38,089	$994,171

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 25, 2016, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 25, 2016 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2015. The results of operations for the period ended June 25, 2016 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 38% and 39% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 25, 2016 and December 26, 2015. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $36,201 and $35,075 at June 25, 2016 and December 26, 2015, respectively.
Inventories consisted of the following:

	June 25, 2016	December 26, 2015
Raw materials and purchased parts	$170,973	$162,977
Work-in-process	24,762	25,644
Finished goods and manufactured goods	212,572	187,126
Subtotal	408,307	375,747
Less: LIFO reserve	36,201	35,075
	$372,106	$340,672

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2016	2015	2016	2015
United States	$44,240	$33,641	$83,840	$66,282
Foreign	18,403	9,715	29,247	25,519
	$62,643	$43,356	$113,087	$91,801
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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net periodic (benefit) expense:	2016	2015	2016	2015
Interest cost	$6,659	$6,189	$13,042	$12,300
Expected return on plan assets	(6,084)	(6,344)	(12,083)	(12,605)
Net periodic (benefit) expense	$575	$(155)	$959	$(305)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At June 25, 2016, 874,352 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2016	2015	2016	2015
Compensation expense	$1,468	$1,303	$2,959	$2,653
Income tax benefits	565	501	1,139	1,021
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $38,287 ($37,963 at December 26, 2015) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,821 and $4,734 as of June 25, 2016 and December 26, 2015, respectively, which is the estimated fair value. During the first quarter of 2016, the Company received a dividend of $1,541 from Delta EMD Pty. Ltd and the market price of the shares were proportionately reduced accordingly. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value June 25, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$40,108	$40,108	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$42,697	$42,697	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 25, 2016 and December 26, 2015:

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedge	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 26, 2015	$(191,928)	$3,678	$(78,968)	$(267,218)
Current-period comprehensive income (loss)	(1,279)	38	—	(1,241)
Balance at June 25, 2016	$(193,207)	$3,716	$(78,968)	$(268,459)
Net Investment Hedge
In the second quarter of 2016, the Company entered into a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our investments denominated in British pounds. No ineffectiveness resulted from the hedge and the balance is recorded in the Condensed Consolidated Statements of Other Comprehensive Income as a component of Foreign currency translation adjustments. The realized gain (loss) will be deferred in other comprehensive income where it will remain until the net investments in our British subsidiaries are divested. The unrealized gain recorded at June 25, 2016 was $2,925 and is included in Other Current Assets on the Condensed Consolidated Balance Sheets.

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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations. The Company plans to adopt this ASU in fiscal 2017.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which provides guidance requiring debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability and further clarification guidance allows the cost of securing a revolving line of credit to be recorded as a deferred asset regardless of whether a balance is outstanding. The Company retrospectively adopted this guidance during the first quarter of 2016 and reclassified approximately $7,000 of debt issuance cost for its long-term debt (excluding its revolving line of credit) to a direct reduction of long-term debt instead of an other asset in the condensed consolidated balance sheets for December 26, 2015.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides revised guidance for employee share-based compensation payments. The ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. It also states excess tax benefits to be classified along with other income tax cash flows as an operating activity whereas currently it is classified within a financing cash flow activity. ASU 2016-09 is effective prospectively for interim and annual reporting periods beginning after December 15, 2016. The Company early adopted this guidance prospectively in the second quarter of 2016 which resulted in an income tax benefit of approximately $289.

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
Acquisitions of Noncontrolling Interests
In April 2016, the Company acquired the remaining 30% of IGC Galvanizing Industries (M) Sdn Bhd that it did not own for $5,841. In June 2016, the Company acquired 5.2% of the remaining 10% of Valmont SM that it did not own for $5,168. As these transactions were for acquisitions of part or all of the remaining shares of consolidated subsidiaries with no change in control, they were recorded within shareholders' equity and as a financing cash flow in the Consolidated Statements of Cash Flows.
(3) RESTRUCTURING ACTIVITIES
In July 2016, the Company identified a restructuring plan in Australia/New Zealand (the "2016 Plan") focused primarily on closing and consolidating locations within the Energy and Mining and Coatings segments. During the remainder of 2016, the Company estimates it will incur the following pre-tax expenses from the 2016 Plan:

	Energy & Mining	Coatings	Other/ Corporate	TOTAL
Severance	$365	$380	$—	$745
Other cash restructuring expenses	1,728	285	—	2,013
Asset impairments/net loss on disposals	815	—	—	815
Total cost of sales	2,908	665	—	3,573

Severance	240	715	—	955
Other cash restructuring expenses	—	—	200	200
Total selling, general and administrative expenses	240	715	200	1,155
Consolidated total	$3,148	$1,380	$200	$4,728

In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "Plan") to respond to the market environment in certain businesses. During fiscal 2015, the Company substantially completed this Plan and recognized $21,708 of pre-tax restructuring expenses in cost of sales and $18,144 of pre-tax restructuring expenses in selling, general, and administrative expenses. Within the total fiscal 2015 pre-tax restructuring expense of $39,852 were pre-tax asset impairments of $19,836. The Company's utility segment recognized $380 of pre-tax restucturing expense during the first half of fiscal 2016.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the first quarter of fiscal 2015, the Company's recognized $785 of pre-tax expense for severance and other cash related expenses within the ESS and Energy and Mining segments. During the second quarter of fiscal 2015, the Company recognized the following pre-tax restructuring expenses:

	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$32	$576	$1,380	$310	$—	$—	$2,298
Other cash restructuring expenses	—	45	375	40	—	—	460
Asset impairments/net loss on disposals	45	752	295	4,150	—	—	5,242
Total cost of sales	77	1,373	2,050	4,500	—	—	8,000

Severance	797	168	405	—	219	240	1,829
Other cash restructuring expenses	125	—	—	269	—	—	394
Asset impairments/net loss on disposals	2,030	—	—	—	130	1,890	4,050
Total selling, general and administrative expenses	2,952	168	405	269	349	2,130	6,273
Consolidated total	$3,029	$1,541	$2,455	$4,769	$349	$2,130	$14,273

Liabilities recorded for the restructuring Plan and changes therein for the first half of fiscal 2016 were as follows:

	Balance at December 26, 2015	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at June 25, 2016
Severance	$1,307	$—	$(1,188)	$119
Other cash restructuring expenses	1,426	—	(305)	1,121
Total	$2,733	$—	$(1,493)	$1,240
(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 25, 2016 and December 26, 2015 were as follows:

	June 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$198,175	$107,359	13 years
Proprietary Software & Database	3,632	3,031	8 years
Patents & Proprietary Technology	6,922	3,687	11 years
Other	3,856	3,790	3 years
	$212,585	$117,867

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$201,801	$101,614	13 years
Proprietary Software & Database	3,571	2,966	8 years
Patents & Proprietary Technology	6,815	3,421	11 years
Other	3,752	3,671	3 years
	$215,939	$111,672
Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2016	2015	2016	2015
$4,078	$4,737	$8,073	$9,650
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2016	$15,906
2017	15,624
2018	13,990
2019	13,209
2020	12,158
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 25, 2016 and December 26, 2015 were as follows:

	June 25, 2016	December 26, 2015	Year Acquired
Webforge	$9,545	$10,430	2010
Valmont SM	9,246	8,919	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,781	8,504	2010
Donhad	5,870	6,415	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,436	2,662	2010
Other	14,107	13,889
	$64,096	$65,930
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
The Company’s trade names were tested for impairment in the third quarter of 2015. The values of the trade names were determined using the relief-from-royalty method. Based on this evaluation, the Company recorded a $5,000 impairment of the Webforge trade name (in Energy & Mining segment) and a $1,100 impairment of the Industrial Galvanizing trade name (in Coatings segment) during 2015. The lower price of oil and natural gas in the fourth quarter of 2015 was a qualitative event requiring the Company to re-assess the fair value of the Webforge trade name. As a result, the Company recognized an additional $830 impairment of that trade name. No other trade names were determined to be impaired during 2015 and no qualitative events were noted during the first half of 2016 requiring an interim test for potential impairment.
Goodwill
The carrying amount of goodwill by segment as of June 25, 2016 and December 26, 2015 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross goodwill at December 26, 2015	$101,275	$99,829	$75,404	$75,941	$19,359	$371,808
Accumulated impairment losses	—	(18,670)	—	(16,222)	—	(34,892)
Balance at December 26, 2015	$101,275	$81,159	$75,404	$59,719	$19,359	$336,916
Foreign currency translation	(2,589)	(3,200)	—	411	65	(5,313)
Balance at June 25, 2016	$98,686	$77,959	$75,404	$60,130	$19,424	$331,603

The Company’s annual impairment test of goodwill was performed during the third quarter of 2015, using the discounted cash flow method. The APAC Coatings reporting unit failed step one in that the estimated fair value was lower than the carrying value. As a result, the Company recorded $9,100 impairment of goodwill on the APAC Coatings reporting

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

unit. The Company finalized step two of the impairment analysis during the fourth quarter of 2015 recording an additional impairment of $7,122, which was the remaining goodwill on this reporting unit.
The Company recorded an $18,670 impairment of Access System's goodwill in the fourth quarter of 2015 primarily driven by the depressed price of a barrel of oil. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units and no qualitative events were noted in the first half of 2016. If such conditions arise, the Company will test a given reporting unit for impairment during 2016 prior to the annual test.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 25, 2016 and June 27, 2015 were as follows:

	2016	2015
Interest	$22,142	$22,898
Income taxes	28,791	14,280
Share Repurchase Programs
On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500,000 of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of June 25, 2016, the Company has acquired 4,392,435 shares for approximately $592,600 under the share repurchase programs.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 25, 2016:
Net earnings attributable to Valmont Industries, Inc.	$42,026	$—	$42,026
Shares outstanding (000 omitted)	22,602	147	22,749
Per share amount	$1.86	$(0.01)	$1.85
Thirteen weeks ended June 27, 2015:
Net earnings attributable to Valmont Industries, Inc.	$27,873	$—	$27,873
Shares outstanding (000 omitted)	23,336	114	23,450
Per share amount	$1.19	$—	$1.19
Twenty-six weeks ended June 25, 2016:
Net earnings attributable to Valmont Industries, Inc.	$74,995	$—	$74,995
Shares outstanding (000 omitted)	22,651	131	22,782
Per share amount	$3.31	$(0.02)	$3.29
Twenty-six weeks ended June 27, 2015:
Net earnings attributable to Valmont Industries, Inc.	$58,612	$—	$58,612
Shares outstanding (000 omitted)	23,602	114	23,716
Per share amount	$2.48	$(0.01)	$2.47
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year primarily due to the share buyback program.
At June 25, 2016 and June 27, 2015, there were 381,973 and 452,459 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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

Due to the business reorganization and restructuring activities that occurred in 2015, there are no longer business operations included in Other for fiscal 2016. In 2015, the Company had other businesses and activities that individually were not more than 1% of consolidated sales.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$163,191	$154,821	$309,493	$300,169
Communication Products	40,725	45,935	71,394	78,491
Engineered Support Structures segment	203,916	200,756	380,887	378,660
Energy and Mining segment:
Offshore and Other Complex Steel Structures	25,908	23,135	48,877	47,983
Grinding Media	21,018	25,856	40,508	53,347
Access Systems	33,766	37,311	63,756	73,033
Energy and Mining segment	80,692	86,302	153,141	174,363
Utility Support Structures segment:
Steel	126,101	139,425	248,072	297,698
Concrete	25,144	23,504	47,693	41,572
Utility Support Structures segment	151,245	162,929	295,765	339,270
Coatings segment	75,298	76,093	143,879	150,453
Irrigation segment	152,252	173,303	310,766	347,880
Other	—	2,342	—	4,511
Total	663,403	701,725	1,284,438	1,395,137
INTERSEGMENT SALES:
Engineered Support Structures segment	8,114	4,133	19,126	11,239
Energy & Mining segment	1,409	52	3,067	101
Utility Support Structures segment	86	273	262	562
Coatings segment	11,886	12,178	21,699	24,725
Irrigation segment	1,659	1,758	3,430	3,482
Other	—	1,208	—	2,507
Total	23,154	19,602	47,584	42,616
NET SALES:
Engineered Support Structures segment	195,802	196,623	361,761	367,421
Energy & Mining segment	79,283	86,250	150,074	174,262
Utility Support Structures segment	151,159	162,656	295,503	338,708
Coatings segment	63,412	63,915	122,180	125,728
Irrigation segment	150,593	171,545	307,336	344,398
Other	—	1,134	—	2,004
Total	$640,249	$682,123	$1,236,854	$1,352,521

OPERATING INCOME:
Engineered Support Structures segment	$20,968	$16,219	$35,176	$25,669
Energy & Mining segment	3,341	2,698	5,243	7,064
Utility Support Structures segment	17,528	10,399	32,296	25,756
Coatings segment	14,023	7,862	25,436	18,861
Irrigation segment	27,763	31,865	56,608	62,039
Other	—	(1,271)	—	(2,379)
Corporate	(11,817)	(13,772)	(20,588)	(25,327)
Total	$71,806	$54,000	$134,171	$111,683

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$290,171	$97,159	$300,911	$(47,992)	$640,249
Cost of sales	211,675	71,234	229,248	(47,025)	465,132
Gross profit	78,496	25,925	71,663	(967)	175,117
Selling, general and administrative expenses	44,530	11,080	47,701	—	103,311
Operating income	33,966	14,845	23,962	(967)	71,806
Other income (expense):
Interest expense	(10,918)	(3)	(201)	—	(11,122)
Interest income	46	14	647	—	707
Other	699	15	538	—	1,252
	(10,173)	26	984	—	(9,163)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	23,793	14,871	24,946	(967)	62,643
Income tax expense (benefit):
Current	10,391	6,242	6,521	(409)	22,745
Deferred	1,068	(2,149)	(2,463)	—	(3,544)
	11,459	4,093	4,058	(409)	19,201
Earnings before equity in earnings of nonconsolidated subsidiaries	12,334	10,778	20,888	(558)	43,442
Equity in earnings of nonconsolidated subsidiaries	29,692	5,746	—	(35,438)	—
Net earnings	42,026	16,524	20,888	(35,996)	43,442
Less: Earnings attributable to noncontrolling interests	—	—	(1,416)	—	(1,416)
Net earnings attributable to Valmont Industries, Inc	$42,026	$16,524	$19,472	$(35,996)	$42,026

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$575,209	$188,685	$573,025	$(100,065)	$1,236,854
Cost of sales	419,536	139,096	440,641	(98,505)	900,768
Gross profit	155,673	49,589	132,384	(1,560)	336,086
Selling, general and administrative expenses	87,024	22,510	92,381	—	201,915
Operating income	68,649	27,079	40,003	(1,560)	134,171
Other income (expense):
Interest expense	(21,848)	(3)	(325)	—	(22,176)
Interest income	113	39	1,366	—	1,518
Other	324	27	(777)	—	(426)
	(21,411)	63	264	—	(21,084)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	47,238	27,142	40,267	(1,560)	113,087
Income tax expense (benefit):
Current	15,974	8,814	9,000	(529)	33,259
Deferred	3,487	—	(1,272)		2,215
	19,461	8,814	7,728	(529)	35,474
Earnings before equity in earnings of nonconsolidated subsidiaries	27,777	18,328	32,539	(1,031)	77,613
Equity in earnings of nonconsolidated subsidiaries	47,218	7,859		(55,077)	—
Net earnings	74,995	26,187	32,539	(56,108)	77,613
Less: Earnings attributable to noncontrolling interests	—	—	(2,618)	—	(2,618)
Net earnings attributable to Valmont Industries, Inc	$74,995	$26,187	$29,921	$(56,108)	$74,995

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$42,026	$16,524	$20,888	$(35,996)	$43,442
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	2,925	29	(5,250)	—	(2,296)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	19	—	—	—	19
Equity in other comprehensive income	(5,592)	—	—	5,592	—
Other comprehensive income (loss)	(2,648)	29	(5,250)	5,592	(2,277)
Comprehensive income (loss)	39,378	16,553	15,638	(30,404)	41,165
Comprehensive income attributable to noncontrolling interests	—	—	(1,787)	—	(1,787)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$39,378	$16,553	$13,851	$(30,404)	$39,378

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$74,995	$26,187	$32,539	$(56,108)	$77,613
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	2,925	(149)	(2,559)	—	217
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	38	—	—	—	38
Equity in other comprehensive income	(1,279)	—	—	1,279	—
Other comprehensive income (loss)	1,684	(149)	(2,559)	1,279	255
Comprehensive income (loss)	76,679	26,038	29,980	(54,829)	77,868
Comprehensive income attributable to noncontrolling interests	—	—	(4,114)	—	(4,114)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$76,679	$26,038	$25,866	$(54,829)	$73,754

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$27,873	$8,580	$11,784	$(18,798)	$29,439
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	76	18,252	—	18,328
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	19	—	—	—	19
Actuarial gain (loss) in defined benefit pension plan liability	(301)	—	1,052	—	751
Equity in other comprehensive income	18,978	—	—	(18,978)	—
Other comprehensive income (loss)	18,696	76	19,304	(18,978)	19,098
Comprehensive income (loss)	46,569	8,656	31,088	(37,776)	48,537
Comprehensive income attributable to noncontrolling interests	—	—	(1,968)	—	(1,968)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$46,569	$8,656	$29,120	$(37,776)	$46,569

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$58,612	$18,524	$24,834	$(41,024)	$60,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(8,812)	(31,038)	—	(39,850)
Unrealized loss on cash flow hedge:
Amortization cost included in interest expense	37	—	—	—	37
Actuarial gain (loss) in defined benefit pension plan liability	(209)	—	1,254	—	1,045
Equity in other comprehensive income	(36,903)	—	—	36,903	—
Other comprehensive income (loss)	(37,075)	(8,812)	(29,784)	36,903	(38,768)
Comprehensive income (loss)	21,537	9,712	(4,950)	(4,121)	22,178
Comprehensive income attributable to noncontrolling interests	—	—	(641)	—	(641)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$21,537	$9,712	$(5,591)	$(4,121)	$21,537

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$62,149	$4,022	$278,175	$—	$344,346
Receivables, net	130,354	58,203	278,192	—	466,749
Inventories	140,981	38,542	197,137	(4,554)	372,106
Prepaid expenses, restricted cash, and other assets	11,405	730	51,515	—	63,650
Refundable income taxes	20,441	—	—	—	20,441
Total current assets	365,330	101,497	805,019	(4,554)	1,267,292
Property, plant and equipment, at cost	540,415	145,857	419,683	—	1,105,955
Less accumulated depreciation and amortization	345,295	74,076	160,237	—	579,608
Net property, plant and equipment	195,120	71,781	259,446	—	526,347
Goodwill	20,108	110,562	200,933	—	331,603
Other intangible assets	211	38,460	120,143	—	158,814
Investment in subsidiaries and intercompany accounts	1,268,543	852,048	1,090,615	(3,211,206)	—
Other assets	40,034	3	71,780	—	111,817
Total assets	$1,889,346	$1,174,351	$2,547,936	$(3,215,760)	$2,395,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$889	$—	$889
Notes payable to banks	—	—	3,735	—	3,735
Accounts payable	53,254	13,601	116,271	—	183,126
Accrued employee compensation and benefits	26,945	5,919	33,762	—	66,626
Accrued expenses	31,118	17,073	46,967	—	95,158
Dividends payable	8,505	—	—	—	8,505
Total current liabilities	119,822	36,593	201,624	—	358,039
Deferred income taxes	13,173	—	22,368	—	35,541
Long-term debt, excluding current installments	751,448	—	5,095	—	756,543
Defined benefit pension liability	—	—	164,329	—	164,329
Deferred compensation	43,887	—	5,078	—	48,965
Other noncurrent liabilities	4,934	5	33,346	—	38,285
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,790,120	584,900	530,930	(1,115,830)	1,790,120
Accumulated other comprehensive income (loss)	(268,459)	(64,511)	(209,141)	273,652	(268,459)
Treasury stock	(593,479)	—	—	—	(593,479)
Total Valmont Industries, Inc. shareholders’ equity	956,082	1,137,753	2,078,007	(3,215,760)	956,082
Noncontrolling interest in consolidated subsidiaries	—	—	38,089	—	38,089
Total shareholders’ equity	956,082	1,137,753	2,116,096	(3,215,760)	994,171
Total liabilities and shareholders’ equity	$1,889,346	$1,174,351	$2,547,936	$(3,215,760)	$2,395,873

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$74,995	$26,187	$32,539	$(56,108)	$77,613
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,705	6,591	20,508	—	40,804
Noncash loss on trading securities	—	—	1,035	—	1,035
Stock-based compensation	4,201	—	—	—	4,201
Defined benefit pension plan expense	—	—	959	—	959
Contribution to defined benefit pension plan	—	—	(712)	—	(712)
Increase in restricted cash - pension plan trust	—	—	(13,652)	—	(13,652)
Loss (gain) on sale of property, plant and equipment	(6)	60	1,020	—	1,074
Equity in earnings in nonconsolidated subsidiaries	(47,218)	(7,859)	—	55,077	—
Deferred income taxes	3,487	—	(1,272)	—	2,215
Changes in assets and liabilities:
Receivables	386	8,185	(5,629)	—	2,942
Inventories	(8,757)	(164)	(21,974)	1,560	(29,335)
Prepaid expenses and other assets	(1,504)	35	(3,390)	—	(4,859)
Accounts payable	(13,469)	(79)	14,978	—	1,430
Accrued expenses	(4,040)	(6,158)	(3,438)	—	(13,636)
Other noncurrent liabilities	868	5	(546)	—	327
Income taxes payable (refundable)	19,033	(16,499)	6,982	—	9,516
Net cash flows from operating activities	41,681	10,304	27,408	529	79,922
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,240)	(13,167)	(11,612)	—	(26,019)
Proceeds from sale of assets	58	141	1,628	—	1,827
Other, net	918	2,641	(4,638)	(529)	(1,608)
Net cash flows from investing activities	(264)	(10,385)	(14,622)	(529)	(25,800)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,593	—	2,593
Principal payments on long-term borrowings	(215)	—	(444)	—	(659)
Dividends paid	(17,098)	—	—	—	(17,098)
Dividends to noncontrolling interest	—	—	(1,923)	—	(1,923)
Purchase of noncontrolling interest	(137)	—	(10,872)	—	(11,009)
Proceeds from exercises under stock plans	5,975	—	—	—	5,975
Purchase of treasury shares	(28,621)	—	—	—	(28,621)
Purchase of common treasury shares - stock plan exercises	(1,453)	—	—	—	(1,453)
Net cash flows from financing activities	(41,549)	—	(10,646)	—	(52,195)
Effect of exchange rate changes on cash and cash equivalents	—	95	(6,750)	—	(6,655)
Net change in cash and cash equivalents	(132)	14	(4,610)	—	(4,728)
Cash and cash equivalents—beginning of year	62,281	4,008	282,785	—	349,074
Cash and cash equivalents—end of period	$62,149	$4,022	$278,175	$—	$344,346

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 27, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$58,612	$18,524	$24,834	$(41,024)	$60,946
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	14,983	6,278	26,500	—	47,761
Noncash loss on trading securities	—	—	4,582	—	4,582
Impairment of assets - restructuring activities	1,890	215	7,187	—	9,292
Stock-based compensation	7,466	—	(3,953)	—	3,513
Defined benefit pension plan expense	—	—	(305)	—	(305)
Contribution to defined benefit pension plan	—	—	(15,735)	—	(15,735)
Gain on sale of property, plant and equipment	(8)	97	453	—	542
Equity in earnings in nonconsolidated subsidiaries	(35,292)	(5,181)	—	40,473	—
Deferred income taxes	3,819	(584)	(3,290)	—	(55)
Changes in assets and liabilities:
Receivables	12,153	13,807	6,551	—	32,511
Inventories	10,161	3,093	(41,000)	—	(27,746)
Prepaid expenses	305	(160)	(3,232)	—	(3,087)
Accounts payable	(8,538)	204	3,313	—	(5,021)
Accrued expenses	(13,652)	(46)	7,267	—	(6,431)
Other noncurrent liabilities	(2,729)	—	4,490	—	1,761
Income taxes payable (refundable)	15,016	(5)	806	—	15,817
Net cash flows from operating activities	64,186	36,242	18,468	(551)	118,345
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,065)	(3,147)	(14,546)	—	(24,758)
Proceeds from sale of assets	25	19	1,057	—	1,101
Other, net	24,268	(33,440)	14,517	551	5,896
Net cash flows from investing activities	17,228	(36,568)	1,028	551	(17,761)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(5,890)	—	(5,890)
Proceeds from long-term borrowings	33,000	—	—	—	33,000
Principal payments on long-term borrowings	(33,212)	—	(445)	—	(33,657)
Dividends paid	(17,956)	—	—	—	(17,956)
Dividends to noncontrolling interest	—	—	(1,669)	—	(1,669)
Proceeds from exercises under stock plans	9,454	—	—	—	9,454
Excess tax benefits from stock option exercises	1,394	—	—	—	1,394
Purchase of treasury shares	(121,020)	—	—	—	(121,020)
Purchase of common treasury shares - stock plan exercises	(10,490)	—	—	—	(10,490)
Net cash flows from financing activities	(138,830)	—	(8,004)	—	(146,834)
Effect of exchange rate changes on cash and cash equivalents	—	(31)	(7,775)	—	(7,806)
Net change in cash and cash equivalents	(57,416)	(357)	3,717	—	(54,056)
Cash and cash equivalents—beginning of year	69,869	2,157	299,553	—	371,579
Cash and cash equivalents—end of period	$12,453	$1,800	$303,270	$—	$317,523

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 25, 2016	June 27, 2015	% Incr. (Decr.)	June 25, 2016	June 27, 2015	% Incr. (Decr.)
Consolidated
Net sales	$640.2	$682.1	(6.1)%	$1,236.9	$1,352.5	(8.5)%
Gross profit	175.1	169.5	3.3%	336.1	335.0	0.3%
as a percent of sales	27.4%	24.8%		27.2%	24.8%
SG&A expense	103.3	115.5	(10.6)%	201.9	223.3	(9.6)%
as a percent of sales	16.1%	16.9%		16.3%	16.5%
Operating income	71.8	54.0	33.0%	134.2	111.7	20.1%
as a percent of sales	11.2%	7.9%		10.8%	8.3%
Net interest expense	10.4	10.6	(1.9)%	20.7	20.9	(1.0)%
Effective tax rate	30.6%	32.1%		31.3%	33.6%
Net earnings	$42.0	$27.9	50.5%	$75.0	$58.6	28.0%
Diluted earnings per share	$1.85	$1.19	55.5%	$3.29	$2.47	33.2%
Engineered Support Structures
Net sales	$195.8	$196.6	(0.4)%	361.8	367.4	(1.5)%
Gross profit	56.8	51.0	11.4%	104.5	92.9	12.5%
SG&A expense	35.8	34.8	2.9%	69.3	67.2	3.1%
Operating income	21.0	16.2	29.6%	35.2	25.7	37.0%
Energy and Mining
Net sales	$79.3	$86.3	(8.1)%	$150.1	$174.3	(13.9)%
Gross profit	14.6	15.5	(5.8)%	26.8	31.8	(15.7)%
SG&A expense	11.3	12.8	(11.7)%	21.6	24.7	(12.6)%
Operating income	3.3	2.7	22.2%	5.2	7.1	(26.8)%
Utility Support Structures
Net sales	$151.2	$162.6	(7.0)%	$295.5	$338.7	(12.8)%
Gross profit	32.2	30.6	5.2%	62.7	65.2	(3.8)%
SG&A expense	14.7	20.2	(27.2)%	30.4	39.5	(23.0)%
Operating income	17.5	10.4	68.3%	32.3	25.7	25.7%
Coatings
Net sales	$63.4	$63.9	(0.8)%	$122.2	$125.7	(2.8)%
Gross profit	21.5	17.0	26.5%	41.2	36.8	12.0%
SG&A expense	7.5	9.1	(17.6)%	15.8	17.9	(11.7)%
Operating income	14.0	7.9	77.2%	25.4	18.9	34.4%
Irrigation
Net sales	$150.5	$171.6	(12.3)%	$307.3	$344.4	(10.8)%
Gross profit	49.6	55.3	(10.3)%	100.1	108.1	(7.4)%
SG&A expense	21.8	23.5	(7.2)%	43.4	46.1	(5.9)%
Operating income	27.8	31.8	(12.6)%	56.7	62.0	(8.5)%
Other
Net sales	$—	$1.1	NM	$—	$2.0	NM
Gross profit	—	(0.1)	NM	—	0.1	NM
SG&A expense	—	1.2	NM	—	2.5	NM
Operating income	—	(1.3)	NM	—	(2.4)	NM
Net corporate expense
Gross profit	$0.4	$0.2	NM	$0.8	$0.1	NM
SG&A expense	12.2	13.9	(12.2)%	21.4	25.4	(15.7)%
Operating loss	(11.8)	(13.7)	13.9%	(20.6)	(25.3)	18.6%
NM=Not meaningful

Overview
On a consolidated basis, the decrease in net sales in the second quarter and first half of fiscal 2016, as compared with 2015, reflected lower sales in all reportable segments. The changes in net sales in the second quarter and first half of fiscal 2016, as compared with fiscal 2015, were as follows:

	Second quarter
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2015	$682.1	$196.6	$86.3	$162.6	$63.9	$171.6	$1.1
Volume	(6.1)	3.2	(2.4)	10.0	0.7	(16.5)	(1.1)
Pricing/mix	(27.3)	(0.7)	(2.4)	(21.4)	(1.9)	(0.9)	—
Acquisitions	2.0	—	—	—	2.0	—	—
Currency translation	(10.5)	(3.3)	(2.2)	—	(1.3)	(3.7)	—
Sales - 2016	$640.2	$195.8	$79.3	$151.2	$63.4	$150.5	$—

	Year-to-date
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2015	$1,352.5	$367.4	$174.3	$338.7	$125.7	$344.4	$2.0
Volume	(36.6)	9.9	(11.5)	(6.5)	(0.7)	(25.8)	(2.0)
Pricing/mix	(52.3)	(6.6)	(4.6)	(36.7)	(3.0)	(1.4)	—
Acquisitions	3.9	—	—	—	3.9	—	—
Currency translation	(30.6)	(8.9)	(8.1)	—	(3.7)	(9.9)	—
Sales - 2016	$1,236.9	$361.8	$150.1	$295.5	$122.2	$307.3	$—

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Average steel index prices for both hot rolled coil and plate decreased substantially in North America throughout 2015 before bottoming out during the first quarter of 2016. Steel prices then strengthened quickly during the second quarter of 2016 reaching similar pricing levels as seen near the end of the first quarter of 2015. The effect of increasing steel prices does not necessarily affect sales and costs of sales immediately. Decreases in average sales pricing and volumes offset the increase in gross profit realized from the lower cost of steel. We acquired American Galvanizing in October 2015 and it is reported in the Coatings segment.

Restructuring Plan

In July 2016, the Company identified a restructuring plan in Australia/New Zealand (the "2016 Plan") focused primarily on closing and consolidating locations within the Energy and Mining and Coatings segments. During the second half of 2016, the Company estimates it will incur pre-tax expenses from the 2016 Plan of $4.7 million.

In April 2015, our Board of Directors authorized a broad restructuring plan (the "Plan") that was substantially completed by the end of December 2015. During the second quarter and first half of 2015, we incurred restructuring charges of $14.3 million and $15.1 million, respectively. The utility segment recognized $0.4 million of pre-tax restucturing expense during the first half of fiscal 2016. The decrease in second quarter and first half of fiscal 2015 gross profit by segment from the restructuring activities is as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(8.0)	$(0.1)	$(1.4)	$(2.0)	$(4.5)	$—	$—	$—

Year-to-date	$(8.2)	$(0.2)	$(1.5)	$(2.0)	$(4.5)	$—	$—	$—

The decrease in second quarter and first half of fiscal 2015 operating income due to restructuring expense by segment is as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(14.3)	$(3.1)	$(1.5)	$(2.5)	$(4.8)	$(0.3)	$—	$(2.1)

Year-to-date	$(15.1)	$(3.7)	$(1.7)	$(2.5)	$(4.8)	$(0.3)	$—	$(2.1)

Currency Translation

In the second quarter and first half of fiscal 2016, we realized a decrease in operating profit, as compared with fiscal 2015, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian real, euro, and South African rand, resulting in less operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(0.9)	$(0.3)	$(0.2)	$—	$—	$(0.4)	$—	$—

Year-to-date	$(2.0)	$(0.5)	$(0.5)	$—	$(0.1)	$(1.0)	$—	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, the improvement in gross margin (gross profit as a percent of sales) in the second quarter and first half of 2016, as compared with 2015, was due to restructuring activities undertaken in 2015 and lower raw material prices across most of our businesses that was partially offset by unfavorable foreign currency translation. The gross profit increase in the second quarter and first half of 2016, as compared to 2015, can be primarily attributed to improved operating performance in the ESS and Coatings segments due in part to restructuring actions taken in 2015. The irrigation segment reduced the gross profit improvement primarily due to lower volumes that led to reduced operating leverage of fixed costs and unfavorable foreign currency translation.

Selling, general and administrative (SG&A) spending in the second quarter and first half of fiscal 2016, as compared with the same periods in 2015, decreased mainly due to the following factors:

•
currency translation effects of $1.3 million and $4.1 million, respectively, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian real, and South African rand;

•	restructuring expenses incurred in 2015 totaling $6.3 million and $6.9 million, respectively; and

•
reduced costs of approximately $6.8 million and $13.1 million, respectively, attributed to the restructuring activities undertaken in 2015, which included reduced headcounts, closure of facilities, and an overall reduction in discretionary spending.

The above reductions were partially offset by an increase in incentive expenses due to improved operating performance and higher pension costs associated with the Delta Pension Plan that combined totaled $4.5 million and $4.8 million, in the second quarter and first half of 2016, respectively.

The increase in operating income on a reportable segment basis in the second quarter and first half of fiscal 2016, as compared to 2015, was due to improved operating performance in the ESS, Utility, and Coatings segments offset by Irrigation. Energy & Mining slightly improved operating income in the second quarter, but was still lower on a year-to-date basis. The increase in operating income for 2016, as compared to 2015, is primarily attributable to reduced expenses resulting from the 2015 restructuring activities, lower raw material prices, and reduced overall SG&A spending.

Net Interest Expense and Debt

Net interest expense in the second quarter and first half of fiscal 2016, as compared with the same periods in 2015, were consistent due to minimal changes in short and long-term borrowings.

Other Expense

The increase in other expense in the first half of 2016, as compared with 2015, was primarily due to the change in the market value of the Company's shares held of Delta EMD. In the first half of 2016, we recorded a non-cash mark to market loss on the investment of $1.0 million versus a gain of $0.6 million ($5.0 million special dividend offset by a non-cash mark to market loss of $4.4 million) in the same period of 2015. The decrease in other expense in the second quarter of 2016, as compared to 2015, was due to recording a gain on deferred compensation assets which results in other income of approximately $0.6 million and more favorable foreign currency transactions.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of fiscal 2016 was 30.6% and 31.3%, respectively, compared to 32.1% and 33.6% in the second quarter and first half of 2015, respectively. The effective tax rate in 2016 was positively impacted by research and development tax credits and benefits related to certain withholding taxes paid in foreign jurisdictions.

Earnings attributable to noncontrolling interest was relatively flat in the second quarter and first half of fiscal 2016, as compared with the same periods in 2015.

Cash Flows from Operations

Our cash flows provided by operations were approximately $79.9 million in the first half of fiscal 2016, as compared with $118.3 million provided by operations in 2015. The decrease in operating cash flow in the first half of fiscal 2016, as compared with 2015, was the result of less favorable net working capital changes in the comparable periods.

Engineered Support Structures (ESS) segment
The decrease in net sales in the first half of fiscal 2016 as compared with 2015 was primarily due to unfavorable foreign currency translation effects and lower average sales pricing due to lower steel prices primarily in our lighting and traffic product lines. The decrease in net sales in the second quarter of 2016 as compared with the same period in 2015 was due to unfavorable currency translation effects. These reductions were partially offset by improved volumes in the China and Australia telecommunication business.
Global lighting and traffic, and roadway product sales in the second quarter and first half of 2016 were higher compared to the same periods in fiscal 2015. In the second quarter and first half of 2016, as compared to the same periods in 2015, sales volumes in the U.S. were higher in the commercial steel market, higher in the aluminum markets, and modestly lower in the transportation markets. We expect transportation markets to pick up in the latter half of 2016 due to the long-term highway bill that was signed in 2015. Sales in Canada decreased in the second quarter and first half of 2016 as compared to 2015, from lower volumes due to less large projects and unfavorable currency impacts. Sales in Europe were lower in the second quarter and first half of fiscal 2016 compared to the same periods in fiscal 2015, due to unfavorable currency translation effects and lower volumes primarily related to a large project in the Middle East that was ongoing in 2015. The domestic markets in general remain subdued in Europe. In the Asia-Pacific region, sales were higher in the second quarter and first half of fiscal 2016, as compared to 2015, due primarily to improved investment activity in both China and Australia and overall market growth in India. Roadway product sales decreased in the second quarter and first half of 2016 due to unfavorable foreign currency translation effects and lower volumes.
Communication product line sales were lower in the second quarter and first half of fiscal 2016, as compared with the same periods in fiscal 2015. North America communication structure and component sales decreased, due to lower demand in the market. In China, sales of wireless communication structures in the second quarter and first half of fiscal 2016 increased over the same period in 2015 as the investment levels by the major wireless carriers have remained strong and we have increased our market share through better sales coverage. In Australia, sales for wireless communication structures improved in 2016 due to the national broadband network build out.
Gross profit, as a percentage of sales, and operating income for the segment were higher in the second quarter and first half of fiscal 2016, as compared with fiscal 2015, due to margin expansion from reduced raw material costs, growth in the Asia-Pacific telecommunication business, and lower costs resulting from the 2015 restructuring activities. These increases were partially offset by unfavorable currency translation effects and lower sales volumes in the European and North American wireless communication businesses. The LIFO reserve adjustment was less favorable between the two years. SG&A spending in the second quarter and first half of 2016 was slightly up over the same periods in 2015 due to increased commissions owed on the higher telecommunication sales in the Asia-Pacific region.
Energy & Mining (E&M) segment
The decrease in net sales in the second quarter and first half of 2016, as compared to 2015, was primarily due to unfavorable currency translation effects and lower volumes.
Access systems product line sales decreased in the second quarter and first half of 2016, as compared with 2015, primarily due to the negative impact of currency translation effects and lower sales prices. The decrease in sales price is primarily related to fewer oil and gas related construction projects in the Asia-Pacific region which increased competition.
Offshore and other complex structures sales increased in the second quarter and first half of 2016, as compared to the same periods in 2015. The increase can be attributed to volume improvements primarily in the wind tower product line. Oil and gas product activity continues to be slow due to low oil prices that has caused some previously planned projects to be postponed.
Grinding media sales were down in the second quarter and first half of 2016 as compared to 2015, due to volume decreases and unfavorable currency translation effects. The volume decreases are primarily related to the continued slowdown in the Australia mining sector.
Operating income for the segment in the second quarter of 2016 was higher as a result of $1.5 million of incurred restructuring expenses during second quarter of 2015. For the first half of 2016, as compared to the same period in 2015, operating income was lower due primarily to unfavorable currency translation effects and lower sales prices in the access systems businesses. SG&A expense decreased due to currency translation effects and the lower fixed cost structuring arising from restructuring activities that took place in 2015.
Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in the second quarter and first half of 2016, as compared with 2015, due mainly to decreased average selling prices tied to the lower cost of steel; an unfavorable product mix towards smaller structures also contributed to the sales decline. Those decreases were partially offset by improved volumes for both concrete and steel businesses in the second quarter of 2016. Declining cost of steel during the second half of 2015 contributed to lower average selling prices in the second quarter and first half of 2016 as compared to 2015. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. The cost of steel, as reflected in the published indexes, increased throughout the second quarter with published prices in June 2016 approximating the level seen near the end of the first quarter of 2015.
In North America, sales volumes in tons for steel utility structures were higher in the second quarter and slightly lower in the first half of 2016, as compared with 2015. Concrete sales volumes in tons increased during the second quarter and first half of 2016. In the second quarter and first half of 2016, as compared to 2015, international utility structures sales decreased due to lower volumes in the Asia-Pacific and Europe, Middle East, and Africa (EMEA) regions.
Gross profit as a percentage of sales improved in the second quarter and first half of 2016, as compared to 2015, due to a number of actions taken in 2015 to improve our cost structure in this segment, including certain restructuring activities involving facility closures. We incurred $2.1 million of restructuring costs within gross profit in the second quarter of 2015. SG&A expense was lower in the second quarter and first half of 2016, as compared with 2015, primarily due to the benefits realized from the 2015 restructuring activities and reduced sales commissions. Operating income increased in the second quarter and first half of 2016, as compared with 2015, primarily due to restructuring costs recognized in the second quarter of 2015 and the related improved cost structure realized in 2016. The sales volume improvement in the second quarter of 2016 also provided additional leverage of fixed costs as compared to the same period in 2015.

Coatings segment
Coatings segment sales in North America decreased slightly in the second quarter and first half of 2016, as compared with the same periods in 2015, due to reduced zinc prices which resulted in lower average selling prices and unfavorable currency translation effects. The decrease was partially offset by the acquisition of American Galvanizing that accounted for $2.0 million and $3.9 million of sales, respectively. North American volumes were up in the second quarter and first half of fiscal 2016. Coatings sales in the Asia-Pacific region decreased primarily due to reduced volumes and unfavorable currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar and Malaysian Ringgit. Continued weak demand in Australia led to lower volumes and sales volumes in Asia were down in the second quarter and first half of 2016, due to a slower market environment.
SG&A expense was lower in the second quarter and first half of 2016, as compared to the same periods in 2015, due to currency translation effects, fiscal 2015 restructuring expenses which did not recur, and lower discretionary spending in 2016. In addition, the contingent consideration liability to the former owners of Pure Metal Galvanizing (PMG), payable in calendar 2018, was reduced in the second quarter of 2016 by $0.9 million due to changes in the expected earnings over the earn out period. The decrease was partially offset by the SG&A of American Galvanizing, acquired in late fiscal 2015. Operating income was higher in the second quarter and first half of 2016, as compared with 2015, due to the $4.8 million of 2015 restructuring expenses incurred in Australia, the resulting restructuring savings and the reduction in the PMG contingent consideration liability recorded in the second quarter of 2016.
Irrigation segment
The decrease in Irrigation segment net sales in the second quarter and first half of fiscal 2016, as compared with 2015, was mainly due to sales volume decreases in North America for both the irrigation and tubing businesses and unfavorable currency translation effects for our international irrigation business. In fiscal 2016, net farm income in the United States is expected to decrease 3% from the levels of 2015, due in part to lower market prices for corn and soybeans. The 2016 estimate represents the third consecutive year of a decrease in estimated net farm income. We believe this reduction somewhat contributed to lower demand for irrigation machines in North America in the second quarter and first half of 2016, as compared with 2015. In international markets, unfavorable currency translation effects (primarily Brazil and South Africa) decreased sales $3.7 million and $9.9 million, respectively, in the second quarter and first half of 2016, as compared with 2015. This decrease was partially offset by volume improvements in Eastern Europe and the Middle East.
SG&A was lower in the second quarter and first half of fiscal 2016, as compared with 2015. This was due to currency translation effects and a general reduction in overall spending. Operating income for the segment declined in the second quarter and first half of fiscal 2016 over 2015, due to North America irrigation and tubing sales volume decreases and unfavorable currency translation effects for the international irrigation businesses.
Other
Due to the business reorganization that occurred in the fourth quarter of 2015, there are no longer business operations included in Other.
Net corporate expense
Net corporate expense in the second quarter and first half of fiscal 2016 decreased $1.6 million and $4.0 million, respectively, over the same periods in fiscal 2015, due largely to restructuring activities that took place during 2015. The decrease is primarily due to lower headcounts, reduced discretionary spending, and approximately $2 million of restructuring expenses in 2015 which did not recur. The reductions were partially offset by increased Delta Pension Plan expenses of $0.7 million and $1.3 million, and increased incentive expense of approximately $2.0 million for both second quarter and the first half of 2016, respectively.
Liquidity and Capital Resources
Cash Flows

Working Capital and Operating Cash Flows-Net working capital was $909.3 million at June 25, 2016, as compared to $860.3 million at December 26, 2015. The increase in net working capital in 2016 mainly resulted from increased inventory and prepaid expenses, restricted cash, and other assets. Cash flow provided by operations was $79.9 million in the first half of 2016, as compared with $118.3 million in first half of 2015. The decrease in operating cash flow in the first half of 2016, as compared to 2015, was primarily the result of the approximately $32 million reduction in accounts receivable realized in the first half of 2015 not repeating in 2016.
Investing Cash Flows-Capital spending in the first half of fiscal 2016 was $26.0 million, as compared to $24.8 million for the same period in 2015. Capital spending projects in 2016 and 2015 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2016 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt increased slightly to $761.2 million at June 25, 2016 from $759.0 million at December 26, 2015. Financing cash flows changed from a use of approximately $146.8 million in the first half of fiscal 2015 to a use of $52.2 million in the first half of fiscal 2016. The primary reason for the change was due to purchasing $92.4 million less treasury shares in the first half of 2016 as compared to the same period in 2015 related to the share repurchase program.
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
As of June 25, 2016, we have acquired approximately 4.4 million shares for approximately $592.6 million under these share repurchase programs. As of July 21, 2016, the date as of which we report on the cover of this Form 10-Q the number of outstanding shares of our common stock, we have acquired a total of approximately 4.42 million shares for approximately $596.8 million under these share repurchase programs.
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

Our debt financing at June 25, 2016 is primarily long-term debt consisting of:

•	$250.2 million face value ($254.2 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.7 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At June 25, 2016 and December 26, 2015, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 25, 2016, we had the ability to borrow $584.6 million under this facility, after consideration of standby letters of credit of $15.4 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $117.2 million, $114.3 million of which was unused at June 25, 2016.

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

At June 25, 2016, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 25, 2016 were as follows:

Interest-bearing debt	$761,167
Adjusted EBITDA-last four quarters	287,206
Leverage ratio	2.65

Adjusted EBITDA-last four quarters	$287,206
Interest expense-last four quarters	41,959
Interest earned ratio	6.84
The calculation of Adjusted EBITDA-last four quarters (June 28, 2015 through June 25, 2016) is as follows:

Net cash flows from operations	$233,844
Interest expense	41,959
Income tax expense	52,047
Impairment of property, plant and equipment	(10,544)
Impairment of goodwill & intangible assets	(41,970)
Loss on investment	(1,008)
Deferred income tax benefit	(7,129)
Noncontrolling interest	(5,501)
Equity in earnings of nonconsolidated subsidiaries	(247)
Stock-based compensation	(7,932)
Pension plan expense	(654)
Contribution to pension plan	1,477
Restricted cash - pension plan trust	13,652
Changes in assets and liabilities	(30,444)
Other	(2,858)
EBITDA	234,692
Impairment of goodwill and intangible assets	41,970
Impairment of property, plant and equipment	10,544
Adjusted EBITDA	287,206

Net earnings attributable to Valmont Industries, Inc.	$56,500
Interest expense	41,959
Income tax expense	52,047
Depreciation and amortization expense	84,186
EBITDA	234,692
Impairment of goodwill and intangible assets	41,970
Impairment of property, plant, and equipment	10,544
Adjusted EBITDA	287,206
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $456.7 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $344.3 million at June 25, 2016, approximately $277.7 million is held in entities outside the United States with $105.1 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $105.1 million of Delta Ltd.'s cash balances.
If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay in the range of $23 million to $100 million in income taxes to repatriate that cash.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 40-43 in our Form 10-K for the fiscal year ended December 26, 2015 during the quarter ended June 25, 2016.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended June 25, 2016. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2015.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
March 27, 2016 to April 23, 2016	43,076	$121.72	43,076	$163,800,000
April 24, 2016 to May 28, 2016	31,500	131.55	31,500	159,600,000
May 29, 2016 to June 25, 2016	17,260	132.98	17,260	157,400,000
Total	91,836	$127.21	91,836	$157,400,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 25, 2016, we have acquired 4,392,435 shares for approximately $592.6 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 27th day of July, 2016.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.