Form 10-Q
period 2016-09-24
VALMONT INDUSTRIES INC
filed 2016-10-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,511,043
Outstanding shares of common stock as of October 20, 2016

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Product sales	$544,828	$560,518	$1,648,530	$1,776,194
Services sales	65,419	72,057	198,571	208,902
Net sales	610,247	632,575	1,847,101	1,985,096
Product cost of sales	409,003	427,688	1,220,567	1,348,402
Services cost of sales	46,221	48,136	135,425	144,941
Total cost of sales	455,224	475,824	1,355,992	1,493,343
Gross profit	155,023	156,751	491,109	491,753
Selling, general and administrative expenses	101,783	104,539	303,698	327,858
Impairment of goodwill and intangible assets	—	15,200	—	15,200
Operating income	53,240	37,012	187,411	148,695
Other income (expenses):
Interest expense	(11,100)	(11,120)	(33,276)	(33,480)
Interest income	771	905	2,289	2,395
Other	878	(1,230)	452	(242)
	(9,451)	(11,445)	(30,535)	(31,327)
Earnings before income taxes	43,789	25,567	156,876	117,368
Income tax expense (benefit):
Current	18,017	6,746	51,276	37,656
Deferred	(3,749)	5,272	(1,534)	5,217
	14,268	12,018	49,742	42,873
Net earnings	29,521	13,549	107,134	74,495
Less: Earnings attributable to noncontrolling interests	(1,348)	(1,483)	(3,966)	(3,817)
Net earnings attributable to Valmont Industries, Inc.	$28,173	$12,066	$103,168	$70,678
Earnings per share:
Basic	$1.25	$0.52	$4.56	$3.02
Diluted	$1.24	$0.52	$4.54	$3.00
Cash dividends declared per share	$0.375	$0.375	$1.125	$1.125
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,505	23,057	22,602	23,420
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,659	23,170	22,741	23,534
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net earnings	$29,521	$13,549	$107,134	$74,495
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	770	(53,518)	(1,938)	(93,368)
Unrealized gain/(loss) on hedging activities:
Net investment hedge	1,972	—	4,897	—
Amortization cost included in interest expense	18	18	56	55
Realized (gain) loss on cash flow hedge included in net earnings during the period	—	(439)	—	(439)
Gain on cash flow hedges	—	110	—	1,155
Other comprehensive income (loss)	2,760	(53,829)	3,015	(92,597)
Comprehensive income (loss)	32,281	(40,280)	110,149	(18,102)
Comprehensive loss (income) attributable to noncontrolling interests	(1,618)	847	(5,732)	206
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$30,663	$(39,433)	$104,417	$(17,896)

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$349,375	$349,074
Receivables, net	455,692	466,443
Inventories	379,625	340,672
Prepaid expenses, restricted cash, and other assets	69,231	46,137
Refundable income taxes	20,342	24,526
Total current assets	1,274,265	1,226,852
Property, plant and equipment, at cost	1,120,350	1,081,056
Less accumulated depreciation and amortization	594,710	548,567
Net property, plant and equipment	525,640	532,489
Goodwill	327,863	336,916
Other intangible assets, net	152,469	170,197
Other assets	103,806	125,928
Total assets	$2,384,043	$2,392,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$895	$1,077
Notes payable to banks	853	976
Accounts payable	170,888	179,983
Accrued employee compensation and benefits	69,549	70,354
Accrued expenses	109,285	105,593
Dividends payable	8,455	8,571
Total current liabilities	359,925	366,554
Deferred income taxes	28,822	35,669
Long-term debt, excluding current installments	755,584	756,918
Defined benefit pension liability	156,524	179,323
Deferred compensation	47,783	48,417
Other noncurrent liabilities	33,104	40,290
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,811,947	1,729,679
Accumulated other comprehensive loss	(265,969)	(267,218)
Treasury stock	(610,680)	(571,920)
Total Valmont Industries, Inc. shareholders’ equity	963,198	918,441
Noncontrolling interest in consolidated subsidiaries	39,103	46,770
Total shareholders’ equity	1,002,301	965,211
Total liabilities and shareholders’ equity	$2,384,043	$2,392,382
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net earnings	$107,134	$74,495
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	61,242	70,859
Noncash loss on trading securities	973	5,020
Impairment of assets - restructuring activities	618	12,659
Impairment of goodwill & intangible assets	—	15,200
Stock-based compensation	6,572	5,667
Change in fair value of contingent consideration	(3,527)	—
Defined benefit pension plan expense (benefit)	1,486	(460)
Contribution to defined benefit pension plan	(712)	(15,735)
Increase in restricted cash - pension plan trust	(13,652)	—
Gain on sale of property, plant and equipment	250	1,263
Deferred income taxes	(1,534)	5,217
Changes in assets and liabilities:
Receivables	16,436	5,551
Inventories	(34,413)	(25,447)
Prepaid expenses and other assets	(10,624)	5,275
Accounts payable	(11,338)	832
Accrued expenses	3,272	7,368
Other noncurrent liabilities	240	887
Income taxes refundable	4,831	14,171
Net cash flows from operating activities	127,254	182,822
Cash flows from investing activities:
Purchase of property, plant and equipment	(42,233)	(34,447)
Proceeds from sale of assets	3,938	3,256
Other, net	(2,824)	5,980
Net cash flows from investing activities	(41,119)	(25,211)
Cash flows from financing activities:
Net borrowings under short-term agreements	(128)	(12,322)
Proceeds from long-term borrowings	—	37,000
Principal payments on long-term borrowings	(1,563)	(37,878)
Dividends paid	(25,604)	(26,708)
Dividends to noncontrolling interest	(2,527)	(2,323)
Purchase of noncontrolling interest	(11,009)	—
Purchase of treasury shares	(46,581)	(148,220)
Proceeds from exercises under stock plans	6,509	10,902
Excess tax benefits from stock option exercises	—	1,458
Purchase of common treasury shares—stock plan exercises	(1,453)	(12,135)
Net cash flows from financing activities	(82,356)	(190,226)
Effect of exchange rate changes on cash and cash equivalents	(3,478)	(26,113)
Net change in cash and cash equivalents	301	(58,728)
Cash and cash equivalents—beginning of year	349,074	371,579
Cash and cash equivalents—end of period	$349,375	$312,851
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 27, 2014	$27,900	$—	$1,718,662	$(134,433)	$(410,296)	$48,572	$1,250,405
Net earnings	—	—	70,678	—	—	3,817	74,495
Other comprehensive income (loss)	—	—	—	(88,574)	—	(4,023)	(92,597)
Cash dividends declared	—	—	(26,249)	—	—	—	(26,249)
Dividends to noncontrolling interests	—	—	—	—	—	(2,323)	(2,323)
Purchase of treasury shares; 1,236,771 shares acquired	—	—	—	—	(148,220)	—	(148,220)
Stock plan exercises; 98,367 shares acquired	—	—	—	—	(12,135)	—	(12,135)
Stock options exercised; 138,657 shares issued	—	(11,078)	4,530	—	17,450	—	10,902
Tax benefit from stock option exercises	—	1,458	—	—	—	—	1,458
Stock option expense	—	3,936	—	—	—	—	3,936
Stock awards; 5,943 shares issued	—	5,684	—	—	421	—	6,105
Balance at September 26, 2015	$27,900	$—	$1,767,621	$(223,007)	$(552,780)	$46,043	$1,065,777
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	103,168	—	—	3,966	107,134
Other comprehensive income (loss)	—	—	—	1,249	—	1,766	3,015
Cash dividends declared	—	—	(25,482)	—	—	—	(25,482)
Dividends to noncontrolling interests	—	—	—	—	—	(2,527)	(2,527)
Purchase of noncontrolling interests	—	(137)	—	—	—	(10,872)	(11,009)
Purchase of treasury shares; 384,622 shares acquired	—	—	—	—	(46,581)	—	(46,581)
Stock plan exercises; 10,747 shares acquired	—	—	—	—	(1,453)	—	(1,453)
Stock options exercised; 68,631 shares issued	—	(6,435)	4,582	—	8,362	—	6,509
Stock option expense	—	4,358	—	—	—	—	4,358
Stock awards; 6,725 shares issued	—	2,214	—	—	912	—	3,126
Balance at September 24, 2016	$27,900	$—	$1,811,947	$(265,969)	$(610,680)	$39,103	$1,002,301

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 24, 2016, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 24, 2016 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2015. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 26, 2015. The results of operations for the period ended September 24, 2016 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 38% and 39% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 24, 2016 and December 26, 2015. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $38,267 and $35,075 at September 24, 2016 and December 26, 2015, respectively.
Inventories consisted of the following:

	September 24, 2016	December 26, 2015
Raw materials and purchased parts	$174,442	$162,977
Work-in-process	26,079	25,644
Finished goods and manufactured goods	217,371	187,126
Subtotal	417,892	375,747
Less: LIFO reserve	38,267	35,075
	$379,625	$340,672

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2016	2015	2016	2015
United States	$21,550	$26,343	$105,390	$92,625
Foreign	22,239	(776)	51,486	24,743
	$43,789	$25,567	$156,876	$117,368
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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net periodic (benefit) expense:	2016	2015	2016	2015
Interest cost	$6,092	$6,186	$19,134	$18,486
Expected return on plan assets	(5,565)	(6,341)	(17,648)	(18,946)
Net periodic (benefit) expense	$527	$(155)	$1,486	$(460)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 24, 2016, 884,562 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2016	2015	2016	2015
Compensation expense	$1,399	$1,283	$4,358	$3,936
Income tax benefits	539	494	1,678	1,515
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $36,925 ($37,963 at December 26, 2015) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,721 and $4,734 as of September 24, 2016 and December 26, 2015, respectively, which is the estimated fair value. During the first quarter of 2016, the Company received a dividend of $1,541 from Delta EMD Pty. Ltd and the market price of the shares were proportionately reduced accordingly. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 24, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$38,646	$38,646	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$42,697	$42,697	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 24, 2016 and December 26, 2015:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 26, 2015	$(191,928)	$3,678	$(78,968)	$(267,218)
Current-period comprehensive income (loss)	(14,070)	4,953	10,366	1,249
Balance at September 24, 2016	$(205,998)	$8,631	$(68,602)	$(265,969)
Net Investment Hedge
In the second quarter of 2016, the Company entered into a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our investments denominated in British pounds. No ineffectiveness resulted from the hedge and the balance is recorded in the Condensed Consolidated Statements of Other Comprehensive Income within gain/(loss) on hedging activities. The realized gain (loss) will be deferred in other comprehensive income where it will remain until the net investments in our British subsidiaries are divested. The unrealized gain recorded at September 24, 2016 is $4,897 and is included in Other Current Assets on the Condensed Consolidated Balance Sheets.

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
3) RESTRUCTURING ACTIVITIES
2016 Plan

In July 2016, the Company identified a restructuring plan in Australia/New Zealand (the "2016 Plan") focused primarily on closing and consolidating locations within the Energy and Mining and Coatings segments. During the last six months of fiscal 2016, the Company estimates it will incur the following pre-tax expenses from the 2016 Plan:

	Energy & Mining	Coatings	Other/ Corporate	TOTAL
Severance	$365	$380	$—	$745
Other cash restructuring expenses	1,588	285	—	1,873
Asset impairments/net loss on disposals	815	—	—	815
Total cost of sales	2,768	665	—	3,433

Severance	240	715	—	955
Other cash restructuring expenses	140	—	225	365
Total selling, general and administrative expenses	380	715	225	1,320
Consolidated total	$3,148	$1,380	$225	$4,753

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the third quarter of fiscal 2016, the Company recognized the following pre-tax restructuring expenses:

	Energy & Mining	Coatings	Other/ Corporate	TOTAL
Severance	$155	$69	$—	$224
Other cash restructuring expenses	533	—	—	533
Asset impairments/net loss on disposals	618	—	—	618
Total cost of sales	1,306	69	—	1,375

Severance	161	236	—	397
Other cash restructuring expenses	140	—	225	365
Total selling, general and administrative expenses	301	236	225	762
Consolidated total	$1,607	$305	$225	$2,137

2015 Plan

In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "2015 Plan") to respond to the market environment in certain businesses. During fiscal 2015, the Company substantially completed this 2015 Plan and recognized $21,708 of pre-tax restructuring expenses in cost of sales and $18,144 of pre-tax restructuring expenses in selling, general, and administrative expenses. Within the total fiscal 2015 pre-tax restructuring expense of $39,852 were pre-tax asset impairments of $19,836.

During fiscal 2016, the Company recognized the following pre-tax restructuring cash expense related to the 2015 Plan:

•	Utility segment recognized $528 (cost of sales)

•	Engineered Support Structures (ESS) recognized $587 (SG&A)

•	Corporate recorded $1,572 (SG&A) and

•	Coatings recognized $241 (SG&A).

During the third quarter of fiscal 2015, the Company recognized the following pre-tax restructuring expenses:

	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$149	$1,260	$204	$120	$—	$—	$1,733
Other cash restructuring expenses	284	500	674	138	—	—	1,596
Asset impairments/net loss on disposals	—	890	43	548	—	—	1,481
Total cost of sales	433	2,650	921	806	—	—	4,810

Severance	1,201	284	—	—	52	400	1,937
Other cash restructuring expenses	—	—	238	—	—	—	238
Asset impairments/net loss on disposals	—		—	—	—	1,815	1,815
Total selling, general and administrative expenses	1,201	284	238	—	52	2,215	3,990
Consolidated total	$1,634	$2,934	$1,159	$806	$52	$2,215	$8,800

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liabilities recorded for the restructuring plans and changes therein for the first three quarters of fiscal 2016 were as follows:

	Balance at December 26, 2015	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 24, 2016
Severance	$1,307	$1,449	$(1,431)	$1,325
Other cash restructuring expenses	1,426	2,998	(2,999)	1,425
Total	$2,733	$4,447	$(4,430)	$2,750

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 24, 2016 and December 26, 2015 were as follows:

	September 24, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$195,371	$109,595	13 years
Proprietary Software & Database	3,658	3,056	8 years
Patents & Proprietary Technology	6,998	3,831	11 years
Other	3,886	3,829	3 years
	$209,913	$120,311

	December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$201,801	$101,614	13 years
Proprietary Software & Database	3,571	2,966	8 years
Patents & Proprietary Technology	6,815	3,421	11 years
Other	3,752	3,671	3 years
	$215,939	$111,672
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively was as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
2016	2015	2016	2015
$3,964	$4,507	$12,037	$14,157

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2016	$15,895
2017	15,390
2018	13,764
2019	12,994
2020	11,945
The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 24, 2016 and December 26, 2015 were as follows:

	September 24, 2016	December 26, 2015	Year Acquired
Webforge	$9,061	$10,430	2010
Valmont SM	9,333	8,919	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,387	8,504	2010
Donhad	5,573	6,415	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,313	2,662	2010
Other	14,089	13,889
	$62,867	$65,930
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
The Company’s trade names were tested for impairment in the third quarter of 2016. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired as of the third quarter of 2016. In the third quarter of 2015, the Company recorded a $5,000 impairment of the Webforge trade name (in Energy & Mining segment) and a $1,100 impairment of the Industrial Galvanizing trade name (in Coatings segment). The Company also recognized an additional $830 impairment of the Webforge trade name in the fourth quarter of 2015.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Goodwill
The carrying amount of goodwill by segment as of September 24, 2016 and December 26, 2015 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross goodwill at December 26, 2015	$101,275	$99,829	$75,404	$75,941	$19,359	$371,808
Accumulated impairment losses	—	(18,670)	—	(16,222)	—	(34,892)
Balance at December 26, 2015	$101,275	$81,159	$75,404	$59,719	$19,359	$336,916
Foreign currency translation	(4,559)	(4,968)	—	163	311	(9,053)
Balance at September 24, 2016	$96,716	$76,191	$75,404	$59,882	$19,670	$327,863

The Company’s annual impairment test of goodwill was performed during the third quarter of 2016, using the discounted cash flow method. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $13,872 of goodwill, is the reporting unit with the least amount of cushion between its estimated fair value and its carrying value. In the impairment model, the Company is forecasting steady growth in sales between 2018 to 2020 of the other complex steel structures to offset the significant decline in sales from offshore oil and gas structures realized in fiscal 2016. If this reporting unit is not able to build out a backlog of other product lines projects during 2017 to construct and deliver in fiscal 2018, an interim impairment test may be required before the next annual impairment test. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.
In the third quarter of 2015, the APAC Coatings reporting unit failed step one in that the estimated fair value was lower than the carrying value. As a result, the Company recorded a $9,100 impairment of goodwill on the APAC Coatings reporting unit. The Company finalized step two of the impairment analysis during the fourth quarter of 2015 and recorded an additional impairment of $7,122, which was the remaining goodwill of this reporting unit. The Company also recorded an $18,670 impairment of access system's goodwill in the fourth quarter of 2015.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 24, 2016 and September 26, 2015 were as follows:

	2016	2015
Interest	$24,036	$23,447
Income taxes	47,954	21,517

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Share Repurchase Programs

On May 13, 2014, the Company announced a new capital allocation philosophy which increased the dividend by 50% and covered a share repurchase program of up to $500,000 of the Company's outstanding common stock to be acquired from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of September 24, 2016, the Company has acquired 4,531,259 shares for approximately $610,600 under the share repurchase programs.

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 24, 2016:
Net earnings attributable to Valmont Industries, Inc.	$28,173	$—	$28,173
Shares outstanding (000 omitted)	22,505	154	22,659
Per share amount	$1.25	$(0.01)	$1.24
Thirteen weeks ended September 26, 2015:
Net earnings attributable to Valmont Industries, Inc.	$12,066	$—	$12,066
Shares outstanding (000 omitted)	23,057	113	23,170
Per share amount	$0.52	$—	$0.52
Thirty-nine weeks ended September 24, 2016:
Net earnings attributable to Valmont Industries, Inc.	$103,168	$—	$103,168
Shares outstanding (000 omitted)	22,602	139	22,741
Per share amount	$4.56	$(0.02)	$4.54
Thirty-nine weeks ended September 26, 2015:
Net earnings attributable to Valmont Industries, Inc.	$70,678	$—	$70,678
Shares outstanding (000 omitted)	23,420	114	23,534
Per share amount	$3.02	$(0.02)	$3.00
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year primarily due to the share buyback program.
At September 24, 2016 and September 26, 2015, there were 378,566 and 433,401 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$159,089	$147,470	$468,582	$447,639
Communication Products	44,095	51,940	115,489	130,431
Engineered Support Structures segment	203,184	199,410	584,071	578,070
Energy and Mining segment:
Offshore and Other Complex Steel Structures	27,330	26,813	76,207	74,796
Grinding Media	20,681	24,228	61,189	77,575
Access Systems	33,541	33,691	97,297	106,724
Energy and Mining segment	81,552	84,732	234,693	259,095
Utility Support Structures segment:
Steel	131,085	135,997	379,157	433,695
Concrete	19,582	28,687	67,275	70,259
Utility Support Structures segment	150,667	164,684	446,432	503,954
Coatings segment	70,082	76,201	213,961	226,654
Irrigation segment	127,809	126,775	438,575	474,655
Other	—	1,691	—	6,202
Total	633,294	653,493	1,917,732	2,048,630
INTERSEGMENT SALES:
Engineered Support Structures segment	10,076	5,027	29,202	16,266
Energy & Mining segment	319	1,950	3,386	2,051
Utility Support Structures segment	276	287	538	849
Coatings segment	10,079	11,428	31,778	36,153
Irrigation segment	2,297	1,287	5,727	4,769
Other	—	939	—	3,446
Total	23,047	20,918	70,631	63,534
NET SALES:
Engineered Support Structures segment	193,108	194,383	554,869	561,804
Energy & Mining segment	81,233	82,782	231,307	257,044
Utility Support Structures segment	150,391	164,397	445,894	503,105
Coatings segment	60,003	64,773	182,183	190,501
Irrigation segment	125,512	125,488	432,848	469,886
Other	—	752	—	2,756
Total	$610,247	$632,575	$1,847,101	$1,985,096

OPERATING INCOME:
Engineered Support Structures segment	$19,577	$20,073	$54,753	$45,742
Energy & Mining segment	3,941	(4,302)	9,184	2,762
Utility Support Structures segment	16,030	14,505	48,326	40,261
Coatings segment	11,696	3,145	37,132	22,006
Irrigation segment	14,153	14,194	70,761	76,233
Other	—	(1,386)	—	(3,765)
Corporate	(12,157)	(9,217)	(32,745)	(34,544)
Total	$53,240	$37,012	$187,411	$148,695

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$261,928	$89,305	$300,648	$(41,634)	$610,247
Cost of sales	199,957	66,401	230,561	(41,695)	455,224
Gross profit	61,971	22,904	70,087	61	155,023
Selling, general and administrative expenses	46,183	11,073	44,527	—	101,783
Operating income	15,788	11,831	25,560	61	53,240
Other income (expense):
Interest expense	(10,920)	(6)	(174)	—	(11,100)
Interest income	68	12	691	—	771
Other	1,370	12	(504)	—	878
	(9,482)	18	13	—	(9,451)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	6,306	11,849	25,573	61	43,789
Income tax expense (benefit):
Current	6,112	5,095	6,762	48	18,017
Deferred	(5,321)	—	1,572	—	(3,749)
	791	5,095	8,334	48	14,268
Earnings before equity in earnings of nonconsolidated subsidiaries	5,515	6,754	17,239	13	29,521
Equity in earnings of nonconsolidated subsidiaries	22,658	—	—	(22,658)	—
Net earnings	28,173	6,754	17,239	(22,645)	29,521
Less: Earnings attributable to noncontrolling interests	—	—	(1,348)	—	(1,348)
Net earnings attributable to Valmont Industries, Inc	$28,173	$6,754	$15,891	$(22,645)	$28,173

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$837,137	$277,990	$873,673	$(141,699)	$1,847,101
Cost of sales	619,493	205,497	671,202	(140,200)	1,355,992
Gross profit	217,644	72,493	202,471	(1,499)	491,109
Selling, general and administrative expenses	133,207	33,583	136,908	—	303,698
Operating income	84,437	38,910	65,563	(1,499)	187,411
Other income (expense):
Interest expense	(32,768)	(9)	(499)	—	(33,276)
Interest income	181	51	2,057	—	2,289
Other	1,694	39	(1,281)	—	452
	(30,893)	81	277	—	(30,535)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	53,544	38,991	65,840	(1,499)	156,876
Income tax expense (benefit):
Current	22,086	13,909	15,762	(481)	51,276
Deferred	(1,834)	—	300	—	(1,534)
	20,252	13,909	16,062	(481)	49,742
Earnings before equity in earnings of nonconsolidated subsidiaries	33,292	25,082	49,778	(1,018)	107,134
Equity in earnings of nonconsolidated subsidiaries	69,876	7,859	—	(77,735)	—
Net earnings	103,168	32,941	49,778	(78,753)	107,134
Less: Earnings attributable to noncontrolling interests	—	—	(3,966)	—	(3,966)
Net earnings attributable to Valmont Industries, Inc	$103,168	$32,941	$45,812	$(78,753)	$103,168

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$28,173	$6,754	$17,239	$(22,645)	$29,521
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(114)	884	—	770
Unrealized gain/(loss) on hedging activities:
Net investment hedge	1,972	—	—	—	1,972
Amortization cost included in interest expense	18	—	—	—	18
Equity in other comprehensive income	500	—	—	(500)	—
Other comprehensive income (loss)	2,490	(114)	884	(500)	2,760
Comprehensive income (loss)	30,663	6,640	18,123	(23,145)	32,281
Comprehensive income attributable to noncontrolling interests	—	—	(1,618)	—	(1,618)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$30,663	$6,640	$16,505	$(23,145)	$30,663

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$103,168	$32,941	$49,778	$(78,753)	$107,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(263)	(1,675)	—	(1,938)
Unrealized gain/(loss) on hedging activities:
Net investment hedge	4,897	—	—	—	4,897
Amortization cost included in interest expense	56	—	—	—	56
Equity in other comprehensive income	(3,704)	—	—	3,704	—
Other comprehensive income (loss)	1,249	(263)	(1,675)	3,704	3,015
Comprehensive income (loss)	104,417	32,678	48,103	(75,049)	110,149
Comprehensive income attributable to noncontrolling interests	—	—	(5,732)	—	(5,732)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$104,417	$32,678	$42,371	$(75,049)	$104,417

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$12,066	$14,106	$(1,442)	$(11,181)	$13,549
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(6,168)	(47,350)	—	(53,518)
Unrealized gain/(loss) on hedging activities:
Amortization cost included in interest expense	18	—	—	—	18
Realized (gain) loss included in net earnings during the period	—	—	(439)	—	(439)
Gain (loss) on cash flow hedges	(33)	—	143	—	110
Equity in other comprehensive income	(51,484)	—	—	51,484	—
Other comprehensive income (loss)	(51,499)	(6,168)	(47,646)	51,484	(53,829)
Comprehensive income (loss)	(39,433)	7,938	(49,088)	40,303	(40,280)
Comprehensive income attributable to noncontrolling interests	—	—	847	—	847
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(39,433)	$7,938	$(48,241)	$40,303	$(39,433)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 26, 2015

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$70,678	$32,630	$23,392	$(52,205)	$74,495
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(14,980)	(78,388)	—	(93,368)
Unrealized gain/(loss) on hedging activities:
Amortization cost included in interest expense	55	—	—	—	55
Realized (gain) loss included in net earnings during the period	—	—	(439)	—	(439)
Gain (loss) on cash flow hedges	(242)	—	1,397	—	1,155
Equity in other comprehensive income	(88,387)	—	—	88,387	—
Other comprehensive income (loss)	(88,574)	(14,980)	(77,430)	88,387	(92,597)
Comprehensive income (loss)	(17,896)	17,650	(54,038)	36,182	(18,102)
Comprehensive income attributable to noncontrolling interests	—	—	206	—	206
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(17,896)	$17,650	$(53,832)	$36,182	$(17,896)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$47,301	$5,818	$296,256	$—	$349,375
Receivables, net	141,242	51,418	263,032	—	455,692
Inventories	144,070	43,403	196,645	(4,493)	379,625
Prepaid expenses, restricted cash, and other assets	14,426	690	54,115	—	69,231
Refundable income taxes	20,342	—	—	—	20,342
Total current assets	367,381	101,329	810,048	(4,493)	1,274,265
Property, plant and equipment, at cost	542,199	150,966	427,185	—	1,120,350
Less accumulated depreciation and amortization	349,386	76,463	168,861	—	594,710
Net property, plant and equipment	192,813	74,503	258,324	—	525,640
Goodwill	20,108	110,562	197,193	—	327,863
Other intangible assets	198	37,211	115,060	—	152,469
Investment in subsidiaries and intercompany accounts	1,280,566	858,852	1,095,578	(3,234,996)	—
Other assets	38,557	83	65,166	—	103,806
Total assets	$1,899,623	$1,182,540	$2,541,369	$(3,239,489)	$2,384,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$895	$—	$895
Notes payable to banks	—	—	853	—	853
Accounts payable	50,119	16,210	104,559	—	170,888
Accrued employee compensation and benefits	27,969	6,052	35,528	—	69,549
Accrued expenses	44,340	15,880	49,065	—	109,285
Dividends payable	8,455	—	—	—	8,455
Total current liabilities	130,883	38,142	190,900	—	359,925
Deferred income taxes	7,852	—	20,970	—	28,822
Long-term debt, excluding current installments	751,351	—	4,233	—	755,584
Defined benefit pension liability	—	—	156,524	—	156,524
Deferred compensation	42,564	—	5,219	—	47,783
Other noncurrent liabilities	3,775	5	29,324	—	33,104
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,811,947	591,654	546,184	(1,137,838)	1,811,947
Accumulated other comprehensive income (loss)	(265,969)	(64,625)	(207,306)	271,931	(265,969)
Treasury stock	(610,680)	—	—	—	(610,680)
Total Valmont Industries, Inc. shareholders’ equity	963,198	1,144,393	2,095,096	(3,239,489)	963,198
Noncontrolling interest in consolidated subsidiaries	—	—	39,103	—	39,103
Total shareholders’ equity	963,198	1,144,393	2,134,199	(3,239,489)	1,002,301
Total liabilities and shareholders’ equity	$1,899,623	$1,182,540	$2,541,369	$(3,239,489)	$2,384,043

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$103,168	$32,941	$49,778	$(78,753)	$107,134
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,482	9,897	30,863	—	61,242
Noncash loss on trading securities	—	—	973	—	973
Impairment of assets - restructuring activities	—	—	618	—	618
Stock-based compensation	6,572	—	—	—	6,572
Change in fair value of contingent consideration	—	—	(3,527)	—	(3,527)
Defined benefit pension plan expense	—	—	1,486	—	1,486
Contribution to defined benefit pension plan	—	—	(712)	—	(712)
Increase in restricted cash - pension plan trust	—	—	(13,652)	—	(13,652)
Loss (gain) on sale of property, plant and equipment	2	117	131	—	250
Equity in earnings in nonconsolidated subsidiaries	(69,876)	(7,859)	—	77,735	—
Deferred income taxes	(1,834)	—	300	—	(1,534)
Changes in assets and liabilities:
Receivables	(10,501)	14,969	11,968	—	16,436
Inventories	(11,847)	(5,024)	(19,041)	1,499	(34,413)
Prepaid expenses and other assets	(4,526)	76	(6,174)	—	(10,624)
Accounts payable	(16,605)	2,530	2,737	—	(11,338)
Accrued expenses	11,179	(7,218)	(689)	—	3,272
Other noncurrent liabilities	(252)	5	487	—	240
Income taxes payable (refundable)	19,132	(16,444)	2,143	—	4,831
Net cash flows from operating activities	45,094	23,990	57,689	481	127,254
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,699)	(17,944)	(18,590)	—	(42,233)
Proceeds from sale of assets	36	84	3,818	—	3,938
Other, net	13,070	(4,488)	(10,925)	(481)	(2,824)
Net cash flows from investing activities	7,407	(22,348)	(25,697)	(481)	(41,119)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(128)	—	(128)
Principal payments on long-term borrowings	(215)	—	(1,348)	—	(1,563)
Dividends paid	(25,604)	—	—	—	(25,604)
Dividends to noncontrolling interest	—	—	(2,527)	—	(2,527)
Purchase of noncontrolling interest	(137)	—	(10,872)	—	(11,009)
Proceeds from exercises under stock plans	6,509	—	—	—	6,509
Purchase of treasury shares	(46,581)	—	—	—	(46,581)
Purchase of common treasury shares - stock plan exercises	(1,453)	—	—	—	(1,453)
Net cash flows from financing activities	(67,481)	—	(14,875)	—	(82,356)
Effect of exchange rate changes on cash and cash equivalents	—	168	(3,646)	—	(3,478)
Net change in cash and cash equivalents	(14,980)	1,810	13,471	—	301
Cash and cash equivalents—beginning of year	62,281	4,008	282,785	—	349,074
Cash and cash equivalents—end of period	$47,301	$5,818	$296,256	$—	$349,375

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
Changes in assets and liabilities:
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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 24, 2016	September 26, 2015	% Incr. (Decr.)	September 24, 2016	September 26, 2015	% Incr. (Decr.)
Consolidated
Net sales	$610.2	$632.6	(3.5)%	$1,847.1	$1,985.1	(7.0)%
Gross profit	155.0	156.8	(1.1)%	491.1	491.8	(0.1)%
as a percent of sales	25.4%	24.8%		26.6%	24.8%
SG&A expense	101.8	119.8	(15.0)%	303.7	343.1	(11.5)%
as a percent of sales	16.7%	18.9%		16.4%	17.3%
Operating income	53.2	37.0	43.8%	187.4	148.7	26.0%
as a percent of sales	8.7%	5.8%		10.1%	7.5%
Net interest expense	10.3	10.2	1.0%	31.0	31.1	(0.3)%
Effective tax rate	32.6%	47.0%		31.7%	36.5%
Net earnings	$28.2	$12.1	133.1%	$103.2	$70.7	46.0%
Diluted earnings per share	$1.24	$0.52	138.5%	$4.54	$3.00	51.3%
Engineered Support Structures
Net sales	$193.1	$194.4	(0.7)%	554.9	561.8	(1.2)%
Gross profit	53.6	52.7	1.7%	158.1	145.6	8.6%
SG&A expense	34.0	32.7	4.0%	103.3	99.9	3.4%
Operating income	19.6	20.0	(2.0)%	54.8	45.7	19.9%
Energy and Mining
Net sales	$81.2	$82.7	(1.8)%	$231.3	$257.0	(10.0)%
Gross profit	14.8	12.3	20.3%	41.6	44.1	(5.7)%
SG&A expense	10.9	16.6	(34.3)%	32.5	41.3	(21.3)%
Operating income	3.9	(4.3)	190.7%	9.1	2.8	225.0%
Utility Support Structures
Net sales	$150.4	$164.4	(8.5)%	$445.9	$503.1	(11.4)%
Gross profit	31.6	34.4	(8.1)%	94.3	99.6	(5.3)%
SG&A expense	15.6	19.8	(21.2)%	46.0	59.3	(22.4)%
Operating income	16.0	14.6	9.6%	48.3	40.3	19.9%
Coatings
Net sales	$60.0	$64.8	(7.4)%	$182.2	$190.5	(4.4)%
Gross profit	17.9	21.8	(17.9)%	59.1	58.6	0.9%
SG&A expense	6.2	18.7	(66.8)%	22.0	36.6	(39.9)%
Operating income	11.7	3.1	277.4%	37.1	22.0	68.6%
Irrigation
Net sales	$125.5	$125.5	—%	$432.8	$469.9	(7.9)%
Gross profit	36.8	35.5	3.7%	136.9	143.6	(4.7)%
SG&A expense	22.7	21.3	6.6%	66.1	67.4	(1.9)%
Operating income	14.1	14.2	(0.7)%	70.8	76.2	(7.1)%
Other
Net sales	$—	$0.8	NM	$—	$2.8	NM
Gross profit	—	0.1	NM	—	0.2	NM
SG&A expense	—	1.5	NM	—	4.0	NM
Operating income	—	(1.4)	NM	—	(3.8)	NM
Net corporate expense
Gross profit	$0.3	$—	NM	$1.1	$0.1	1,000.0%
SG&A expense	12.4	9.2	34.8%	33.8	34.6	(2.3)%
Operating loss	(12.1)	(9.2)	(31.5)%	(32.7)	(34.5)	5.2%
NM=Not meaningful

Overview
On a consolidated basis, the decrease in net sales in the third quarter and first three quarters of fiscal 2016, as compared with 2015, reflected lower sales in all reportable segments. The changes in net sales in the third quarter and first three quarters of fiscal 2016, as compared with fiscal 2015, were as follows:

	Third quarter
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2015	$632.6	$194.4	$82.7	$164.4	$64.8	$125.5	$0.8
Volume	(13.4)	(0.5)	(3.3)	(2.4)	(4.6)	(1.8)	(0.8)
Pricing/mix	(11.6)	0.2	0.4	(11.6)	(2.5)	1.9	—
Acquisitions	2.0	—	—	—	2.0	—	—
Currency translation	0.6	(1.0)	1.4	—	0.3	(0.1)	—
Sales - 2016	$610.2	$193.1	$81.2	$150.4	$60.0	$125.5	$—

	Year-to-date
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Other
Sales - 2015	$1,985.1	$561.8	$257.0	$503.1	$190.5	$469.9	$2.8
Volume	(50.0)	9.4	(14.8)	(8.9)	(5.3)	(27.6)	(2.8)
Pricing/mix	(63.9)	(6.4)	(4.2)	(48.3)	(5.5)	0.5	—
Acquisitions	5.9	—	—	—	5.9	—	—
Currency translation	(30.0)	(9.9)	(6.7)	—	(3.4)	(10.0)	—
Sales - 2016	$1,847.1	$554.9	$231.3	$445.9	$182.2	$432.8	$—

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

Average steel index prices for both hot rolled coil and plate decreased substantially in North America throughout 2015 before bottoming during the first quarter of 2016. Steel prices then strengthened quickly during the second quarter of 2016 but then weakened in August and September. The effect of changing steel prices does not necessarily affect sales and costs of sales immediately. Decreases in average sales pricing and volumes offset the increase in gross profit realized from the lower cost of steel.

Restructuring Plan

In July 2016, the Company identified a restructuring plan in Australia/New Zealand (the "2016 Plan") focused primarily on closing and consolidating locations within the Energy and Mining and Coatings segments. The Company estimates it will incur pre-tax expenses from the 2016 Plan of $4.8 million, of which $2.1 million were recognized in the third quarter of 2016. The Energy and Mining segment incurred approximately $1.6 million, the Coatings segment incurred approximately $0.3 million, and Corporate incurred approximately $0.2 million of restructuring expenses during the third quarter of 2016.

In April 2015, our Board of Directors authorized a broad restructuring plan (the "2015 Plan") that was substantially completed by the end of December 2015. During third quarter of 2016, the Company's Utility segment recognized $0.5 million, Corporate recognized $1.6 million, ESS recognized $0.6 million, and Coatings recognized $0.2 million of pre-tax restructuring expense related to the 2015 Plan. During the third quarter and first three quarters of 2015, we incurred restructuring charges of $8.8 million and $23.8 million, respectively.

The decrease in third quarter and first three quarters of fiscal 2015 gross profit by segment from the restructuring activities is as follows:

Gross Profit

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Corporate
Third quarter	$(4.8)	$(0.4)	$(2.7)	$(0.9)	$(0.8)	$—	$—

Year-to-date	$(13.2)	$(0.7)	$(4.2)	$(3.0)	$(5.3)	$—	$—

The decrease in third quarter and first three quarters of fiscal 2015 operating income due to restructuring expense by segment is as follows:

Operating Income

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Corporate
Third quarter	$(8.8)	$(1.6)	$(2.9)	$(1.2)	$(0.8)	$(0.1)	$(2.2)

Year-to-date	$(23.8)	$(5.3)	$(4.6)	$(3.6)	$(5.6)	$(0.4)	$(4.3)

Currency Translation

In the first three quarters of fiscal 2016, we realized a decrease in operating profit, as compared with fiscal 2015, due to currency translation effects. On average, the U.S. dollar strengthened in particular against the Australian dollar, Brazilian real, euro, and South African rand, resulting in less operating profit in U.S. dollar terms. The effects were minimal when comparing third quarter 2016 to the same period in 2015. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Corporate
Third quarter	$0.1	$—	$(0.1)	$—	$—	$0.2	$—

Year-to-date	$(1.9)	$(0.5)	$(0.6)	$—	$(0.1)	$(0.8)	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, the improvement in gross margin (gross profit as a percent of sales) in the first three quarters of 2016, as compared with 2015, was due to restructuring activities undertaken in 2015 and lower raw material prices across most of our businesses that was partially offset by unfavorable foreign currency translation. Raw material prices increased in the third quarter of 2016 which is why the gross margin improvement was lower than what was realized during the first half of 2016. Gross profit increased in the third quarter of 2016, as compared to 2015, for all operating segments except for Coatings and Utility. Gross profit in the third quarter of 2016 decreased for both segments due to lower sales volumes. Reduced average selling prices also resulted in a decline in gross profit for the Coatings segment.

The Company incurred $3.2 million of restructuring expense in the third quarter (and year-to-date) of 2016 within selling, general and administrative (SG&A) expenses. The Company incurred $4.0 million and $10.6 million of restructuring expense within SG&A in the third quarter and the first three quarters of fiscal 2015, respectively. Excluding restructuring expense, the Company saw a decrease in SG&A in the third quarter and first three quarters of fiscal 2016, as compared with the same periods in 2015, mainly due to the following factors:

•	$15.2 million of goodwill and intangible impairments recorded in 2015 which did not recur in 2016;

•
currency translation effects of $0.2 million and $4.3 million, respectively, due to the strengthening of the U.S. dollar primarily against the Australian dollar, Brazilian real, and South African rand; and

•	reversal of $2.6 million and $3.5 million of a contingent consideration liability, respectively, for the former owners of Pure Metal Galvanizing in 2016.

The above reductions were partially offset by the following increases in SG&A expenses in the third quarter and first three quarters of fiscal 2016, as compared with the same periods in 2015:

•	increased incentive expenses due to improved operating performance of $1.8 million and $5.3 million, respectively; and

•	higher deferred compensation expenses of $3.2 million and $2.5 million, which were offset by a decrease of the same amount of other expense.

In the third quarter of 2016 as compared to 2015, operating income for all operating segments were higher except for Irrigation and the ESS segment. The increase in operating income on a reportable segment basis in the first three quarters of fiscal 2016, as compared to 2015, was realized in all reportable segments except for Irrigation. The increase in operating income for 2016, as compared to 2015, is primarily attributable to reduced expenses (the 2015 restructuring activities), no goodwill or intangible asset impairments in 2016, and reduced overall SG&A spending.

Net Interest Expense and Debt

Net interest expense in the third quarter and first three quarters of fiscal 2016, as compared with the same periods in 2015, were consistent due to minimal changes in short and long-term borrowings.

Other Expense

The decrease in other expense in the third quarter and first three quarters of 2016, as compared with 2015, was primarily due to a change in valuation of deferred compensation assets which resulted in other income of approximately $3.2 million and $2.5 million, respectively. This amount is offset by an increase of the same amount in SG&A. The change in the market value of the Company's shares held of Delta EMD was favorable ($0.1 million) in the third quarter of 2016, as compared to a $0.4 million loss in 2015. For the first three quarters of 2016, the loss on Delta EMD shares was $1.0 million versus no gain or loss for the same period of 2015.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2016 was 32.6% and 31.7%, respectively, compared to 47.0% and 36.5% in the third quarter and first three quarters of 2015, respectively. The rate decrease in 2016 can be primarily attributed to the APAC Coatings goodwill impairment recorded in the third quarter of 2015 that was not deductible for tax purposes. In addition, the Company recorded approximately $1.8 million of deferred income tax expense during the third quarter of 2016 related to decreased future corporate tax rates in the United Kingdom.

Earnings attributable to noncontrolling interest was relatively flat in the third quarter and first three quarters of fiscal 2016, as compared with the same periods in 2015.

Cash Flows from Operations

Our cash flows provided by operations were approximately $127.3 million in the first three quarters of fiscal 2016, as compared with $182.8 million provided by operations in 2015. The decrease in operating cash flow in the first three quarters of fiscal 2016, as compared with 2015, was the result of higher net working capital.

Engineered Support Structures (ESS) segment
The slight decrease in net sales in the third quarter and first three quarters of fiscal 2016 as compared with 2015 was primarily due to unfavorable foreign currency translation effects and lower average sales pricing due to lower steel prices primarily in our lighting and traffic product lines. These reductions were partially offset by improved volumes in the China and Australia telecommunication business.
Global lighting and traffic, and roadway product sales in the third quarter and first three quarters of 2016 were higher compared to the same periods in fiscal 2015. In the third quarter and first three quarters of 2016, as compared to the same periods in 2015, sales volumes in the U.S. were higher in the commercial steel market, higher in the aluminum markets, and modestly lower in the transportation markets. We expect transportation markets to pick up in next few quarters due to the long-term highway bill that was signed in 2015. Sales in Canada decreased in the third quarter and first three quarters of 2016 as compared to 2015, from lower volumes due to less large projects and unfavorable currency impacts. Sales in Europe were lower in the third quarter and first three quarters of fiscal 2016 compared to the same periods in fiscal 2015, due to unfavorable currency translation effects and lower volumes primarily related to a large project in the Middle East that was ongoing in 2015. The domestic markets in general remain subdued in Europe. In the Asia-Pacific region, sales were higher in the third quarter and first three quarters of fiscal 2016, as compared to 2015, due primarily to improved investment activity in both China and Australia and overall market growth in India. Roadway product sales decreased in the third quarter and first three quarters of 2016 due to lower volumes. On a year-to-date basis, roadway product sales also decreased due to unfavorable currency translation effects.
Communication product line sales were lower in the third quarter and first three quarters of fiscal 2016, as compared with the same periods in fiscal 2015. North America communication structure and component sales decreased, due to lower demand in the market. In China, sales of wireless communication structures in the third quarter and first three quarters of fiscal 2016 increased over the same period in 2015 as the investment levels by the major wireless carriers have remained strong and we have increased our market share through better sales coverage. In Australia, sales for wireless communication structures improved in 2016 due to higher demand from the national broadband network build out.
Gross profit, as a percentage of sales, and operating income for the segment were higher in the first three quarters of fiscal 2016, as compared with fiscal 2015, due to margin expansion from reduced raw material costs, growth in the Asia-Pacific telecommunication business, and lower costs resulting from the 2015 restructuring activities. These increases were partially offset by unfavorable currency translation effects and lower sales volumes in Europe and the North American wireless communication businesses. The LIFO reserve adjustment was also less favorable in 2016 as compared to 2015. Gross profit, as a percentage of sales was slightly higher, and operating income was lower in the third quarter of 2016, as compared to 2015. The lower operating income in the third quarter of 2016 is due to higher SG&A costs. SG&A spending in the third quarter and first three quarters of 2016 was increased over the same periods in 2015 due primarily to increased commissions owed on the higher telecommunication sales in the Asia-Pacific region.
Energy & Mining (E&M) segment
The decrease in net sales in the third quarter of 2016, as compared to 2015, was due to lower volumes that were partially offset by favorable currency translation effects. The decrease in net sales in the first three quarters of 2016, as compared to 2015, was primarily due to unfavorable currency translation effects and lower volumes.
Access systems product line net sales in the third quarter of 2016 were flat when compared to the same period in 2015. The net sales decreased in the first three quarters of 2016, as compared with 2015, primarily due to the negative impact of currency translation effects and lower sales prices in Asia. The year-to-date decrease in sales price is primarily related to fewer oil and gas related construction projects in the Asia-Pacific region.
Offshore and other complex structures sales increased in the third quarter and first three quarters of 2016, as compared to the same periods in 2015. The increase can be attributed to volume improvements primarily in the wind tower product line. Oil and gas product activity continues to be slow due to low oil prices that has caused some previously planned projects to be postponed.
Grinding media sales were down in the third quarter and first three quarters of 2016 as compared to 2015, primarily due to volume decreases. In addition, foreign currency translation effects negatively affected year-to-date sales in 2016 as compared to 2015, which was partially offset by favorable foreign currency translation effects in the third quarter of 2016 as compared to 2015. The volume decreases are primarily related to the continued slowdown in the Australia mining sector.

Operating income for the segment in the third quarter and first three quarters of 2016, as compared to the same periods in 2015, was higher as a result of higher restructuring expenses incurred of $1.3 million and $3.0 million in 2015 and cost improvements from the restructuring actions in 2015. In addition, a $5.0 million impairment charge was recorded on the trade name of our access systems (Webforge) business during the third quarter of 2015. The increase in operating income was partially offset by lower sales prices in the access systems business. SG&A expense decreased due to currency translation effects and a lower fixed cost structure arising from restructuring activities that took place in 2015.
Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in the third quarter and first three quarters of 2016, as compared with 2015, due mainly to decreased average selling prices tied to the lower cost of steel and lower international sales volume. Declining cost of steel during the second half of 2015 and first quarter of 2016 contributed to lower average selling prices for the first three quarters of 2016. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Those decreases were partially offset by improved volumes for the steel businesses in the third quarter of 2016.
In North America, sales volumes in tons for steel utility structures were higher in the third quarter and first three quarters of 2016, as compared with 2015. Concrete sales volumes in tons decreased during the third quarter and first three quarters of 2016. In the third quarter and first three quarters of 2016, as compared to 2015, international utility structures sales decreased due to lower volumes primarily in China.
Gross profit as a percentage of sales improved in the third quarter and first three quarters of 2016, as compared to 2015, due to a number of actions taken in 2015 to improve our cost structure in this segment, including certain restructuring activities involving facility closures. We incurred $0.9 million and $3.0 million, respectively, of restructuring costs within gross profit in the third quarter and first three quarters of 2015. SG&A expense was lower in the third quarter and first three quarters of 2016, as compared with 2015, primarily due to the benefits realized from the 2015 restructuring activities. Operating income increased in the first three quarters of 2016, as compared with 2015, primarily due to significantly lower restructuring costs ($0.5 million and $3.6 million of restructuring expense in the first three quarters of 2016 and 2015) and the related improved cost structure realized in 2016. The sales volume improvement in the third quarter of 2016 provided additional leverage of fixed costs as compared to the same period in 2015 to increase operating income.
Coatings segment
Coatings segment sales in North America decreased in the third quarter and first three quarters of 2016, as compared with the same periods in 2015, due to lower volumes and less favorable sales pricing mostly due to mix. The decrease was partially offset by the acquisition of American Galvanizing that accounted for $2.0 million and $5.9 million of sales, respectively. Coatings sales in the Asia-Pacific region were relatively flat in the third quarter but decreased in the first three quarters of 2016 primarily due to reduced volumes and unfavorable currency translation effects related to the strengthening of the U.S. dollar against the Australian dollar and Malaysian Ringgit. Continued weak demand in Australia led to lower volumes and sales volumes in Asia were down in the third quarter and first three quarters of 2016, due to a slower market environment.
SG&A expense was lower in the third quarter and first three quarters of 2016, as compared to the same periods in 2015, due to recording an impairment charge in the third quarter of 2015 on the goodwill and trade name associated with the APAC Coatings reporting unit totaling $10.2 million. In addition, the contingent consideration liability to the former owners of Pure Metal Galvanizing (PMG), payable in calendar 2018, was reduced in the third quarter and first three quarters of 2016 by $2.6 million and $3.5 million, respectively, due to changes in the expected earnings over the earn out period. The decrease was partially offset by the SG&A of American Galvanizing, acquired in the fourth quarter of 2015. Operating income was higher in the third quarter and first three quarters of 2016, as compared with 2015, due primarily to the $10.2 million impairment charges in the third quarter of 2015 not recurring in 2016, the $2.6 million and $3.5 million reduction in the PMG contingent consideration liability in 2016, respectively, and income from the American Galvanizing acquisition. These increases were partially offset by reduced volumes in North America and Asia Pacific, less favorable sales mix, and certain inefficiencies and higher costs from operational issues in 2016 at a couple of our facilities.
Irrigation segment
The decrease in Irrigation segment net sales in the first three quarters of fiscal 2016, as compared with 2015, was mainly due to sales volume decreases in North America for both the irrigation and tubing businesses and unfavorable currency translation effects for our international irrigation business. Volume increases for international irrigation partially offset the decrease. Irrigation net sales for the third quarter of 2016 was flat as compared to the same period in 2015. In fiscal 2016, net farm income in the United States is expected to decrease 11.5% from the levels of 2015, due in part to lower market prices for corn and soybeans. The 2016 estimate represents the third consecutive year of a decrease in estimated net farm income. We believe this reduction contributed to lower demand for irrigation machines in North America in the third quarter and first three quarters of 2016, as compared with 2015. In international markets, sales volumes increased in the third quarter of 2016, as compared to 2015, primarily in Brazil and South Africa. On a year-to-date basis, sales volumes increased in 2016 over 2015 due to volume improvements in Brazil, South Africa, Eastern Europe, and the Middle East, partially offset by unfavorable currency translation effects of $10.0 million.
SG&A was higher in the third quarter of fiscal 2016, as compared with 2015. The increase can be attributed to higher compensation and incentive expenses due to improved international irrigation operations. SG&A was lower in 2016 on a year-to-date basis, as compared to 2015, due primarily to reduced discretionary spending. Operating income for the segment declined in the third quarter and first three quarters of fiscal 2016 over 2015, due to North America irrigation and tubing sales volume decreases, partially offset by improved international volumes.
Other
Due to the business reorganization that occurred in the fourth quarter of 2015, there are no longer business operations included in Other.
Net corporate expense
Net corporate expense increased in the third quarter of 2016 as compared to 2015, due to $3.2 million of higher deferred compensation expenses that is offset by an increase of the same amount in other expense, increased incentive expenses due to improved operations, and increased Delta Pension Plan expenses. In addition, there was $1.6 million of restructuring expenses booked in the third quarter of 2016 that related to exiting a business development activity as part of the 2015 Plan. These increases were partially offset by restructuring expenses incurred in 2015 and the benefits achieved in 2016 through the 2015 restructuring costs. Net corporate expense decreased in the first three quarters of fiscal 2016, as compared to the same period in 2015, due largely to restructuring activities that took place during 2015. The decrease is primarily due to lower headcounts, reduced discretionary spending, and restructuring expenses in 2015 which did not recur in 2016.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $914.3 million at September 24, 2016, as compared to $860.3 million at December 26, 2015. The increase in net working capital in 2016 mainly resulted from increased inventory and prepaid expenses, restricted cash, and other assets. Cash flow provided by operations was $127.3 million in the first three quarters of 2016, as compared with $182.8 million in first three quarters of 2015. The decrease in operating cash flow in the first three quarters of 2016, as compared to 2015, was primarily the result of higher net working capital that resulted in higher uses of cash.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2016 was $42.2 million, as compared to $34.4 million for the same period in 2015. Capital spending projects in 2016 and 2015 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2016 fiscal year to be approximately $65 million.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $757.3 million at September 24, 2016 from $759.0 million at December 26, 2015. Financing cash flows changed from a use of approximately $190.2 million in the first three quarters of fiscal 2015 to a use of $82.4 million in the first three quarters of fiscal 2016. The primary reason for the change was due to purchasing $101.6 million less treasury shares in the first three quarters of 2016 as compared to the same period in 2015 related to the share repurchase program.
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
As of September 24, 2016, we have acquired approximately 4.5 million shares for approximately $610.6 million under these share repurchase programs. As of October 20, 2016, the date as of which we report on the cover of this Form 10-Q the number of outstanding shares of our common stock, we have acquired a total of approximately 4.56 million shares for approximately $614.5 million under these share repurchase programs.
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

Our debt financing at September 24, 2016 is primarily long-term debt consisting of:

•	$250.2 million face value ($254.0 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.8 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At September 24, 2016 and December 26, 2015, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 24, 2016, we had the ability to borrow $584.6 million under this facility, after consideration of standby letters of credit of $15.4 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $118.1 million, $115.1 million of which was unused at September 24, 2016.

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

At September 24, 2016, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 24, 2016 were as follows:

Interest-bearing debt	$757,332
Adjusted EBITDA-last four quarters	287,413
Leverage ratio	2.63

Adjusted EBITDA-last four quarters	$287,413
Interest expense-last four quarters	44,417
Interest earned ratio	6.47
The calculation of Adjusted EBITDA-last four quarters (September 27, 2015 through September 24, 2016) is as follows:

Net cash flows from operations	$216,699
Interest expense	44,417
Income tax expense	54,297
Impairment of property, plant and equipment	(7,795)
Impairment of goodwill & intangible assets	(26,770)
Loss on investment	(508)
Change in fair value of contingent consideration	3,527
Deferred income tax benefit	1,893
Noncontrolling interest	(5,365)
Equity in earnings of nonconsolidated subsidiaries	(247)
Stock-based compensation	(8,149)
Pension plan expense	(1,336)
Contribution to pension plan	1,477
Restricted cash - pension plan trust	13,652
Changes in assets and liabilities	(31,630)
Other	(1,314)
EBITDA	252,848
Impairment of goodwill and intangible assets	26,770
Impairment of property, plant and equipment	7,795
Adjusted EBITDA	$287,413

Net earnings attributable to Valmont Industries, Inc.	$72,607
Interest expense	44,417
Income tax expense	54,297
Depreciation and amortization expense	81,527
EBITDA	252,848
Impairment of goodwill and intangible assets	26,770
Impairment of property, plant, and equipment	7,795
Adjusted EBITDA	$287,413
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

We have not made any provision for U.S. income taxes in our financial statements on approximately $409.3 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $349.4 million at September 24, 2016, approximately $296.0 million is held in entities outside the United States with $66.8 million specifically held within consolidated Delta Ltd., a wholly-owned subsidiary of the Company. Delta Ltd. sponsors a defined benefit pension plan and therefore, the Company is allowed to dividend out Delta Ltd.'s available cash only as long as that dividend does not negatively impact Delta Ltd.'s ability to meet its annual contribution requirements of the pension plan. We believe that the cash payments Delta Ltd. receives from its intercompany notes will provide sufficient funds to meet the pension funding requirements but additional analysis on pension funding requirements would have to be performed prior to the repatriation of the $66.8 million of Delta Ltd.'s cash balances.
If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The income taxes that we would pay if cash were repatriated depends on the amounts to be repatriated and from which country. If all of our cash outside the United States were to be repatriated to the United States, depending on the timing and nature of such repatriations, we estimate that we would pay in the range of $3 million to $104 million in income taxes to repatriate that cash.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 40-43 in our Form 10-K for the fiscal year ended December 26, 2015 during the quarter ended September 24, 2016.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended September 24, 2016. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2015.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
June 26, 2016 to July 23, 2016	46,600	$129.40	46,600	$151,300,000
July 24, 2016 to August 27, 2016	58,913	130.23	58,913	143,600,000
August 28, 2016 to September 24, 2016	33,311	127.82	33,311	139,400,000
Total	138,824	$129.37	138,824	$139,400,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 24, 2016, we have acquired 4,531,259 shares for approximately $610.6 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 26th day of October, 2016.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.