Form 10-Q
period 2017-04-01
VALMONT INDUSTRIES INC
filed 2017-04-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,584,613
Outstanding shares of common stock as of April 24, 2017

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Product sales	$572,952	$532,940
Services sales	64,521	63,665
Net sales	637,473	596,605
Product cost of sales	426,847	393,492
Services cost of sales	46,021	42,144
Total cost of sales	472,868	435,636
Gross profit	164,605	160,969
Selling, general and administrative expenses	100,103	98,604
Operating income	64,502	62,365
Other income (expenses):
Interest expense	(11,304)	(11,054)
Interest income	927	811
Other	1,199	(1,678)
	(9,178)	(11,921)
Earnings before income taxes	55,324	50,444
Income tax expense:
Current	1,298	10,514
Deferred	14,065	5,759
	15,363	16,273
Net earnings	39,961	34,171
Less: Earnings attributable to noncontrolling interests	(982)	(1,202)
Net earnings attributable to Valmont Industries, Inc.	$38,979	$32,969
Earnings per share:
Basic	$1.73	$1.45
Diluted	$1.72	$1.45
Cash dividends declared per share	$0.375	$0.375
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,472	22,700
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,660	22,816
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Net earnings	$39,961	$34,171
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	19,390	2,513
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(526)	—
Amortization cost included in interest expense	19	19
Other comprehensive income (loss)	18,883	2,532
Comprehensive income	58,844	36,703
Comprehensive loss (income) attributable to noncontrolling interests	241	(2,327)
Comprehensive income attributable to Valmont Industries, Inc.	$59,085	$34,376

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$425,216	$399,948
Receivables, net	455,044	439,342
Inventories	389,156	350,028
Prepaid expenses, restricted cash, and other assets	54,532	57,297
Refundable income taxes	7,325	6,601
Total current assets	1,331,273	1,253,216
Property, plant and equipment, at cost	1,129,787	1,105,736
Less accumulated depreciation and amortization	610,129	587,401
Net property, plant and equipment	519,658	518,335
Goodwill	324,061	321,110
Other intangible assets, net	142,000	144,378
Other assets	149,896	154,692
Total assets	$2,466,888	$2,391,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$860	$851
Notes payable to banks	957	746
Accounts payable	194,525	177,488
Accrued employee compensation and benefits	65,663	72,404
Accrued expenses	112,231	89,914
Dividends payable	8,468	8,445
Total current liabilities	382,704	349,848
Deferred income taxes	39,030	35,803
Long-term debt, excluding current installments	754,523	754,795
Defined benefit pension liability	187,276	209,470
Deferred compensation	46,567	44,319
Other noncurrent liabilities	15,508	14,910
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,906,161	1,874,722
Accumulated other comprehensive loss	(326,253)	(346,359)
Treasury stock	(604,969)	(612,781)
Total Valmont Industries, Inc. shareholders’ equity	1,002,839	943,482
Noncontrolling interest in consolidated subsidiaries	38,441	39,104
Total shareholders’ equity	1,041,280	982,586
Total liabilities and shareholders’ equity	$2,466,888	$2,391,731
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net earnings	$39,961	$34,171
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,827	20,598
Noncash loss on trading securities	70	995
Stock-based compensation	2,494	2,049
Defined benefit pension plan expense (benefit)	154	384
Contribution to defined benefit pension plan	(25,379)	—
Change in restricted cash - pension plan trust	12,568	—
(Gain)/loss on sale of property, plant and equipment	(102)	144
Deferred income taxes	14,065	5,759
Changes in assets and liabilities:
Receivables	(12,729)	20,344
Inventories	(34,817)	(8,022)
Prepaid expenses and other assets	(9,798)	910
Accounts payable	14,124	1,383
Accrued expenses	14,020	(7,178)
Other noncurrent liabilities	612	(823)
Income taxes refundable	(87)	9,813
Net cash flows from operating activities	35,983	80,527
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,168)	(13,961)
Proceeds from sale of assets	302	142
Other, net	(1,715)	(2,322)
Net cash flows from investing activities	(15,581)	(16,141)
Cash flows from financing activities:
Net borrowings under short-term agreements	198	1,352
Principal payments on long-term borrowings	(215)	(220)
Dividends paid	(8,445)	(8,571)
Dividends to noncontrolling interest	(422)	—
Purchase of treasury shares	—	(16,939)
Proceeds from exercises under stock plans	8,894	1,289
Excess tax benefits from stock option exercises	—	(66)
Purchase of common treasury shares—stock plan exercises	(2,870)	(219)
Net cash flows from financing activities	(2,860)	(23,374)
Effect of exchange rate changes on cash and cash equivalents	7,726	(2,372)
Net change in cash and cash equivalents	25,268	38,640
Cash and cash equivalents—beginning of year	399,948	349,074
Cash and cash equivalents—end of period	$425,216	$387,714
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	32,969	—	—	1,202	34,171
Other comprehensive income (loss)	—	—	—	1,407	—	1,125	2,532
Cash dividends declared	—	—	(8,527)	—	—	—	(8,527)
Purchase of treasury shares; 153,962 shares acquired	—	—	—	—	(16,939)	—	(16,939)
Stock plan exercises; 1,895 shares acquired	—	—	—	—	(219)	—	(219)
Stock options exercised; 12,771 shares issued	—	(1,983)	1,961	—	1,311	—	1,289
Tax benefit from stock option exercises	—	(66)	—	—	—	—	(66)
Stock option expense	—	1,491	—	—	—	—	1,491
Stock awards; 4,540 shares issued	—	558	—	—	650	—	1,208
Balance at March 26, 2016	$27,900	$—	$1,756,082	$(265,811)	$(587,117)	$49,097	$980,151
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	38,979	—	—	982	39,961
Other comprehensive income (loss)	—	—	—	20,106	—	(1,223)	18,883
Cash dividends declared	—	—	(8,468)	—	—	—	(8,468)
Dividends to noncontrolling interests	—	—	—	—	—	(422)	(422)
Stock plan exercises; 17,985 shares acquired	—	—	—	—	(2,870)	—	(2,870)
Stock options exercised; 77,336 shares issued	—	(2,494)	928	—	10,460	—	8,894
Stock option expense	—	1,289	—	—	—	—	1,289
Stock awards; 1,583 shares issued	—	1,205	—	—	222	—	1,427
Balance at April 1, 2017	$27,900	$—	$1,906,161	$(326,253)	$(604,969)	$38,441	$1,041,280

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of April 1, 2017, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended April 1, 2017 and March 26, 2016, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of April 1, 2017 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2016. The results of operations for the period ended April 1, 2017 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 36% and 38% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of April 1, 2017 and December 31, 2016. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $38,826 and $38,047 at April 1, 2017 and December 31, 2016, respectively.
Inventories consisted of the following:

	April 1, 2017	December 31, 2016
Raw materials and purchased parts	$162,627	$143,659
Work-in-process	32,560	27,291
Finished goods and manufactured goods	232,795	217,125
Subtotal	427,982	388,075
Less: LIFO reserve	38,826	38,047
	$389,156	$350,028

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended April 1, 2017 and March 26, 2016, were as follows:

	Thirteen Weeks Ended
	2017	2016
United States	$35,424	$39,600
Foreign	19,900	10,844
	$55,324	$50,444
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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended April 1, 2017 and March 26, 2016 were as follows:

	Thirteen Weeks Ended
Net periodic (benefit) expense:	2017	2016
Interest cost	$4,321	$6,448
Expected return on plan assets	(4,877)	(6,064)
Amortization of actuarial loss	710	—
Net periodic expense	$154	$384
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At April 1, 2017, 709,037 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively, were as follows:

	Thirteen Weeks Ended
	2017	2016
Compensation expense	$1,289	$1,491
Income tax benefits	496	574
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $37,602 ($35,784 at December 31, 2016) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,976 and $2,016 as of April 1, 2017 and December 31, 2016, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value April 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$39,578	$39,578	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$37,800	$37,800	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at April 1, 2017 and December 31, 2016:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance at December 31, 2016	$(251,228)	$7,978	$(103,109)	$(346,359)
Current-period comprehensive income (loss)	20,613	(507)	—	20,106
Balance at April 1, 2017	$(230,615)	$7,471	$(103,109)	$(326,253)
Net Investment Hedge
In the second quarter of 2016, the Company entered into a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our investments denominated in British pounds. The forward contract has a maturity date of May 2017 and a notional amount to sell British pounds and receive $44,000. No ineffectiveness resulted from the hedge and the balance is recorded in the Condensed Consolidated Statements of Other Comprehensive Income within gain/(loss) on hedging activities. The realized gain/(loss) will be deferred in other comprehensive income where it will remain until the net investments in our British subsidiaries are divested. The unrealized gain recorded at April 1, 2017 is $6,346 and is included in Other Current Assets on the Condensed Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position. One area under assessment is the timing of revenue recognition for the Company’s product lines that are custom engineered to a single customer’s specifications resulting in limited ability that the asset can be used for another customer. These product lines reside in the Utility and Engineered Support Structures segments.  When the terms and conditions allow the Company to bill a customer for full compensation on a canceled order for the performance completed to date, revenue will be recognized over the production period and not the current practice which is upon shipment or time of delivery to the customer.  The Company is also evaluating the necessary changes to its internal control processes to recognize revenue over time using an inputs based model after adoption. Based on the current status of the evaluation, the adoption of the standard is not expected to have a material effect on the amounts or timing of revenue recognition for the Company’s other segments.  The Company expects to adopt the new standard as a cumulative effect adjustment in fiscal 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and is to be applied on a modified retrospective transition. The Company is currently evaluating the effect that adopting this new accounting guidance but expects the adoption will result in a significant increase in total assets and liabilities.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows, which provides more specific guidance on cash flow presentation for certain transactions. ASU 2016-15 is effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. We do not expect the provisions of this new standard will have a material impact on our consolidated financial statements and plan to adopt it in the first quarter of 2018.
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

In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. ASU 2017-07 is effective for periods and fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements have not been issued. The Company does not believe this ASU will have a material impact on our consolidated financial statements and plans to adopt this ASU in the first quarter of 2018.

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
3) RESTRUCTURING ACTIVITIES
In April 2015, the Company's Board of Directors authorized a broad restructuring plan (the "2015 Plan") to respond to the market environment in certain businesses. During fiscal 2015, the Company substantially completed this 2015 Plan and recognized $21,708 of pre-tax restructuring expenses in cost of sales and $18,144 of pre-tax restructuring expenses in selling, general, and administrative expenses ("SG&A"). Within the total fiscal 2015 pre-tax restructuring expense of $39,852 were pre-tax asset impairments of $19,836. During fiscal 2016, the Company incurred pre-tax restructuring charges of $4,581 as it completed the 2015 Plan.

In 2016, the Company identified and executed further region specific restructuring activities (the "2016 Plan") and incurred $5,045 of pre-tax restructuring expenses in cost of sales and $2,780 of pre-tax restructuring expense in SG&A in 2016. Within the total $7,825, were pre-tax asset impairments of $1,099. The 2016 Plan was primarily completed by year-end 2016. A significant change in market conditions in any of the Company's segments may affect of the Company's assessment of necessity for further restructuring activities.

Liabilities recorded for the restructuring plans and changes therein for the first quarter of fiscal 2017 were as follows:

	Balance at December 31, 2016	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at April 1, 2017
Severance	$1,597	$—	$(1,597)	$—
Other cash restructuring expenses	4,581	—	(726)	3,855
Total	$6,178	$—	$(2,323)	$3,855

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$192,743	$115,792	13 years
Proprietary Software & Database	3,671	3,089	8 years
Patents & Proprietary Technology	6,485	3,566	11 years
Other	3,749	3,713	3 years
	$206,648	$126,160

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$191,316	$111,342	13 years
Proprietary Software & Database	3,616	3,056	8 years
Patents & Proprietary Technology	6,434	3,420	11 years
Other	3,713	3,668	3 years
	$205,079	$121,486

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Amortization expense for intangible assets for the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively was as follows:

Thirteen Weeks Ended
2017	2016
$3,863	$3,995
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2017	$15,243
2018	13,560
2019	12,819
2020	11,749
2021	9,690
The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017	December 31, 2016	Year Acquired
Webforge	$8,770	$8,624	2010
Valmont SM	8,874	8,765	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,150	7,032	2010
Donhad	5,394	5,305	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,238	2,201	2010
Other	13,975	13,747
	$61,512	$60,785
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
Goodwill
The carrying amount of goodwill by segment as of April 1, 2017 and December 31, 2016 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance at December 31, 2016	$94,314	$72,212	$75,404	$59,569	$19,611	$321,110
Foreign currency translation	765	1,946	—	127	113	2,951
Balance at April 1, 2017	$95,079	$74,158	$75,404	$59,696	$19,724	$324,061

The Company’s annual impairment test of goodwill was performed during the third quarter of 2016, using the discounted cash flow method. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $13,209 of goodwill, is the reporting unit with the least amount of cushion between its estimated fair value and its carrying value. In the impairment model, the Company is forecasting steady growth in sales between 2018 to 2020 of the other complex steel structures to offset the significant decline in sales from offshore oil and gas structures realized in fiscal 2016. If this reporting unit is not able to build out a backlog of other product lines projects during 2017 to construct and deliver in fiscal 2018, an interim impairment test may be required before the next annual impairment test. The Company continues to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended April 1, 2017 and March 26, 2016 were as follows:

	2017	2016
Interest	$925	$559
Income taxes	1,898	4,788

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended April 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$38,979	$—	$38,979
Shares outstanding (000 omitted)	22,472	188	22,660
Per share amount	$1.73	$(0.01)	$1.72
Thirteen weeks ended March 26, 2016:
Net earnings attributable to Valmont Industries, Inc.	$32,969	$—	$32,969
Shares outstanding (000 omitted)	22,700	116	22,816
Per share amount	$1.45	$—	$1.45
At April 1, 2017 and March 26, 2016, there were 0 and 403,407 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS
The accounting principles used in the preparation of the segment information are the same as those used for the consolidated financial statements as disclosed in Note 1, except that the segment assets and income reflect the FIFO basis of accounting for inventory. Certain inventories are accounted for using the LIFO basis in the consolidated financial statements. In the first quarter of 2017, the Company changed its reportable segment operating income to separate out the LIFO expense (benefit). Prior year financial information has been updated to reflect this change.
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

The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate LIFO expense, interest expense, non-operating income and deductions, or income taxes to its business segments.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$149,082	$146,302
Communication Products	31,476	30,669
Engineered Support Structures segment	180,558	176,971
Energy and Mining segment:
Offshore and Other Complex Steel Structures	25,707	22,969
Grinding Media	19,594	19,490
Access Systems	32,671	29,990
Energy and Mining segment	77,972	72,449
Utility Support Structures segment:
Steel	148,408	121,971
Concrete	26,204	22,549
Utility Support Structures segment	174,612	144,520
Coatings segment	73,468	68,581
Irrigation segment	167,224	158,514
Total	673,834	621,035
INTERSEGMENT SALES:
Engineered Support Structures segment	20,207	11,012
Energy & Mining segment	—	1,658
Utility Support Structures segment	235	176
Coatings segment	14,136	9,813
Irrigation segment	1,783	1,771
Total	36,361	24,430
NET SALES:
Engineered Support Structures segment	160,351	165,959
Energy & Mining segment	77,972	70,791
Utility Support Structures segment	174,377	144,344
Coatings segment	59,332	58,768
Irrigation segment	165,441	156,743
Total	$637,473	$596,605

OPERATING INCOME:
Engineered Support Structures segment	9,213	12,475
Energy & Mining segment	3,837	1,902
Utility Support Structures segment	22,708	14,424
Coatings segment	9,406	11,413
Irrigation segment	30,291	28,895
Adjustment to LIFO inventory valuation method	(779)	2,027
Corporate	(10,174)	(8,771)
Total	$64,502	$62,365

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$293,265	$117,225	$295,296	$(68,313)	$637,473
Cost of sales	216,486	91,489	232,490	(67,597)	472,868
Gross profit	76,779	25,736	62,806	(716)	164,605
Selling, general and administrative expenses	50,217	11,660	38,226	—	100,103
Operating income	26,562	14,076	24,580	(716)	64,502
Other income (expense):
Interest expense	(11,142)	(2,266)	(162)	2,266	(11,304)
Interest income	151	14	3,028	(2,266)	927
Other	1,354	16	(171)	—	1,199
	(9,637)	(2,236)	2,695	—	(9,178)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	16,925	11,840	27,275	(716)	55,324
Income tax expense (benefit):
Current	(4,887)	5,320	1,109	(244)	1,298
Deferred	11,327	—	2,738	—	14,065
	6,440	5,320	3,847	(244)	15,363
Earnings before equity in earnings of nonconsolidated subsidiaries	10,485	6,520	23,428	(472)	39,961
Equity in earnings of nonconsolidated subsidiaries	28,494	(980)	—	(27,514)	—
Net earnings	38,979	5,540	23,428	(27,986)	39,961
Less: Earnings attributable to noncontrolling interests	—	—	(982)	—	(982)
Net earnings attributable to Valmont Industries, Inc	$38,979	$5,540	$22,446	$(27,986)	$38,979

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$38,979	$5,540	$23,428	$(27,986)	$39,961
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	69,383	(49,993)	—	19,390
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(526)	—	—	—	(526)
Amortization cost included in interest expense	19	—	—	—	19
Equity in other comprehensive income	20,613	—	—	(20,613)	—
Other comprehensive income (loss)	20,106	69,383	(49,993)	(20,613)	18,883
Comprehensive income (loss)	59,085	74,923	(26,565)	(48,599)	58,844
Comprehensive income attributable to noncontrolling interests	—	—	241	—	241
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$59,085	$74,923	$(26,324)	$(48,599)	$59,085

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
Unrealized gain/(loss) on hedging activities:
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$93,149	$5,479	$326,588	$—	$425,216
Receivables, net	133,907	74,221	246,916	—	455,044
Inventories	143,773	49,322	200,930	(4,869)	389,156
Prepaid expenses, restricted cash, and other assets	8,913	852	44,767	—	54,532
Refundable income taxes	7,325	—	—	—	7,325
Total current assets	387,067	129,874	819,201	(4,869)	1,331,273
Property, plant and equipment, at cost	551,491	155,330	422,966	—	1,129,787
Less accumulated depreciation and amortization	359,317	79,023	171,789	—	610,129
Net property, plant and equipment	192,174	76,307	251,177	—	519,658
Goodwill	20,108	110,562	193,391	—	324,061
Other intangible assets	171	34,703	107,126	—	142,000
Investment in subsidiaries and intercompany accounts	1,319,342	1,171,413	1,299,723	(3,790,478)	—
Other assets	45,976	—	103,920	—	149,896
Total assets	$1,964,838	$1,522,859	$2,774,538	$(3,795,347)	$2,466,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$860	$—	$860
Notes payable to banks	—	—	957	—	957
Accounts payable	54,551	17,559	122,415	—	194,525
Accrued employee compensation and benefits	32,084	5,774	27,805	—	65,663
Accrued expenses	45,272	13,014	53,945	—	112,231
Dividends payable	8,468	—	—	—	8,468
Total current liabilities	140,375	36,347	205,982	—	382,704
Deferred income taxes	24,693	—	14,337	—	39,030
Long-term debt, excluding current installments	751,148	180,863	10,339	(187,827)	754,523
Defined benefit pension liability	—	—	187,276	—	187,276
Deferred compensation	41,327	—	5,240	—	46,567
Other noncurrent liabilities	4,456	5	11,047	—	15,508
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,531	(1,266,945)	—
Retained earnings	1,906,161	683,203	880,319	(1,563,522)	1,906,161
Accumulated other comprehensive income (loss)	(326,253)	5,077	(334,656)	329,579	(326,253)
Treasury stock	(604,969)	—	—	—	(604,969)
Total Valmont Industries, Inc. shareholders’ equity	1,002,839	1,305,644	2,301,876	(3,607,520)	1,002,839
Noncontrolling interest in consolidated subsidiaries	—	—	38,441	—	38,441
Total shareholders’ equity	1,002,839	1,305,644	2,340,317	(3,607,520)	1,041,280
Total liabilities and shareholders’ equity	$1,964,838	$1,522,859	$2,774,538	$(3,795,347)	$2,466,888

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$67,225	$6,071	$326,652	$—	$399,948
Receivables, net	134,351	60,522	244,469	—	439,342
Inventories	126,669	45,457	182,056	(4,154)	350,028
Prepaid expenses	13,271	880	43,146	—	57,297
Refundable income taxes	6,601	—	—	—	6,601
Total current assets	348,117	112,930	796,323	(4,154)	1,253,216
Property, plant and equipment, at cost	547,076	153,596	405,064	—	1,105,736
Less accumulated depreciation and amortization	352,960	76,776	157,665	—	587,401
Net property, plant and equipment	194,116	76,820	247,399	—	518,335
Goodwill	20,108	110,561	190,441	—	321,110
Other intangible assets	184	35,953	108,241	—	144,378
Investment in subsidiaries and intercompany accounts	1,279,413	901,758	1,089,369	(3,270,540)	—
Other assets	43,880	—	110,812	—	154,692
Total assets	$1,885,818	$1,238,022	$2,542,585	$(3,274,694)	$2,391,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$851	$—	$851
Notes payable to banks	—	—	746	—	746
Accounts payable	52,272	15,732	109,484	—	177,488
Accrued employee compensation and benefits	34,508	7,243	30,653	—	72,404
Accrued expenses	30,261	15,242	44,411	—	89,914
Dividends payable	8,445	—	—	—	8,445
Total current liabilities	125,486	38,217	186,145	—	349,848
Deferred income taxes	22,481	—	13,322	—	35,803
Long-term debt, excluding current installments	751,251	—	3,544	—	754,795
Defined benefit pension liability	—	—	209,470	—	209,470
Deferred compensation	39,476	—	4,843	—	44,319
Other noncurrent liabilities	3,642	5	11,263	—	14,910
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,683	(1,106,633)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,874,722	646,749	603,338	(1,250,087)	1,874,722
Accumulated other comprehensive income	(346,359)	(64,313)	(284,663)	348,976	(346,359)
Treasury stock	(612,781)	—	—	—	(612,781)
Total Valmont Industries, Inc. shareholders’ equity	943,482	1,199,800	2,074,894	(3,274,694)	943,482
Noncontrolling interest in consolidated subsidiaries	—	—	39,104	—	39,104
Total shareholders’ equity	943,482	1,199,800	2,113,998	(3,274,694)	982,586
Total liabilities and shareholders’ equity	$1,885,818	$1,238,022	$2,542,585	$(3,274,694)	$2,391,731

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$38,979	$5,540	$23,428	$(27,986)	$39,961
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,536	3,557	10,734	—	20,827
Noncash loss on trading securities	—	—	70	—	70
Stock-based compensation	2,494	—	—	—	2,494
Defined benefit pension plan expense	—	—	154	—	154
Contribution to defined benefit pension plan	—	—	(25,379)	—	(25,379)
Decrease in restricted cash - pension plan trust	—	—	12,568	—	12,568
Loss (gain) on sale of property, plant and equipment	(5)	(2)	(95)	—	(102)
Equity in earnings in nonconsolidated subsidiaries	(28,494)	980	—	27,514	—
Deferred income taxes	11,327	—	2,738	—	14,065
Changes in assets and liabilities:
Receivables	1,116	(13,699)	(146)	—	(12,729)
Inventories	(17,105)	(3,865)	(14,563)	716	(34,817)
Prepaid expenses and other assets	3,688	27	(13,513)	—	(9,798)
Accounts payable	2,278	1,826	10,020	—	14,124
Accrued expenses	12,588	(3,697)	5,129	—	14,020
Other noncurrent liabilities	848	—	(236)	—	612
Income taxes payable (refundable)	(9,839)	22	9,730	—	(87)
Net cash flows from operating activities	24,411	(9,311)	20,639	244	35,983
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,547)	(1,797)	(7,824)	—	(14,168)
Proceeds from sale of assets	7	6	289	—	302
Other, net	8,474	12,586	(22,531)	(244)	(1,715)
Net cash flows from investing activities	3,934	10,795	(30,066)	(244)	(15,581)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	198	—	198
Principal payments on long-term borrowings		—	(215)	—	(215)
Dividends paid	(8,445)	—	—	—	(8,445)
Intercompany interest on long-term note	—	(2,263)	2,263	—	—
Dividends to noncontrolling interest	—	—	(422)	—	(422)
Proceeds from exercises under stock plans	8,894	—	—	—	8,894
Purchase of common treasury shares - stock plan exercises	(2,870)	—	—	—	(2,870)
Net cash flows from financing activities	(2,421)	(2,263)	1,824	—	(2,860)
Effect of exchange rate changes on cash and cash equivalents	—	187	7,539	—	7,726
Net change in cash and cash equivalents	25,924	(592)	(64)	—	25,268
Cash and cash equivalents—beginning of year	67,225	6,071	326,652	—	399,948
Cash and cash equivalents—end of period	$93,149	$5,479	$326,588	$—	$425,216

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Segment sales in the table below are presented net of intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	April 1, 2017	March 26, 2016	% Incr. (Decr.)
Consolidated
Net sales	$637.5	$596.6	6.9%
Gross profit	164.6	161.0	2.2%
as a percent of sales	25.8%	27.0%
SG&A expense	100.1	98.6	1.5%
as a percent of sales	15.7%	16.5%
Operating income	64.5	62.4	3.4%
as a percent of sales	10.1%	10.5%
Net interest expense	10.4	10.2	2.0%
Effective tax rate	27.8%	32.3%
Net earnings	$39.0	$33.0	18.2%
Diluted earnings per share	$1.72	$1.45	18.6%
Engineered Support Structures
Net sales	$160.4	$166.0	(3.4)%
Gross profit	41.3	46.0	(10.2)%
SG&A expense	32.1	33.5	(4.2)%
Operating income	9.2	12.5	(26.4)%
Energy and Mining
Net sales	$78.0	$70.8	10.2%
Gross profit	14.5	12.2	18.9%
SG&A expense	10.7	10.3	3.9%
Operating income	3.8	1.9	100.0%
Utility Support Structures
Net sales	$174.4	$144.3	20.9%
Gross profit	39.1	30.1	29.9%
SG&A expense	16.4	15.7	4.5%
Operating income	22.7	14.4	57.6%
Coatings
Net sales	$59.3	$58.8	0.9%
Gross profit	17.7	19.7	(10.2)%
SG&A expense	8.3	8.3	—%
Operating income	9.4	11.4	(17.5)%
Irrigation
Net sales	$165.4	$156.7	5.6%
Gross profit	52.8	50.5	4.6%
SG&A expense	22.5	21.6	4.2%
Operating income	30.3	28.9	4.8%
Adjustment to LIFO inventory valuation method
Gross profit	$(0.8)	$2.0	NM
Operating income	(0.8)	2.0	NM
Net corporate expense
Gross profit	$—	$0.4	NM
SG&A expense	10.2	9.2	10.9%
Operating loss	(10.2)	(8.8)	(15.9)%
NM=Not meaningful

Overview
On a consolidated basis, the increase in net sales in the first quarter of fiscal 2017, as compared with 2016, reflected higher sales in all reportable segments except for the ESS segment. The changes in net sales in the first quarter of fiscal 2017, as compared with fiscal 2016, were as follows:

	First quarter
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation
Sales - 2016	$596.6	$166.0	$70.8	$144.3	$58.8	$156.7
Volume	30.2	(4.6)	5.1	28.1	(4.0)	5.6
Pricing/mix	6.8	1.0	1.3	2.0	4.1	(1.6)
Currency translation	3.9	(2.0)	0.8	—	0.4	4.7
Sales - 2017	637.5	160.4	78.0	174.4	59.3	165.4

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Average steel index prices for both hot rolled coil and plate were higher in North America in the first quarter of 2017 as compared to the same period in 2016. Increases in average sales pricing and volumes offset the decrease in gross profit realized from the higher cost of steel. The effect of changing steel prices does not necessarily affect sales and costs of sales immediately.

Currency Translation

In the first quarter of fiscal 2017, we realized an increase in operating profit, as compared with fiscal 2016, due to currency translation effects. The U.S. dollar primarily weakened against the Brazilian real and South African rand, resulting in more operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Corporate
First quarter	$0.7	$—	$—	$—	$(0.1)	$0.8	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the first quarter of 2017, as compared with 2016, was due to higher raw material prices across most of our businesses. Gross profit increased in the first quarter of 2017, as compared to 2016, for all operating segments except for Coatings and ESS. Gross profit in the first quarter of 2017 decreased for the Coatings and ESS segments primarily due to sales pricing that did not fully recover higher raw material costs. Due to rising material costs in the first quarter of 2017, as compared to declining material costs in the first quarter of 2016, the Company experienced higher LIFO expense of $2.8 million.

The Company saw an increase in SG&A in the first quarter of fiscal 2017, as compared to the same period in 2016, due primarily to higher deferred compensation expenses of $1.8 million, which was offset by the same amount of other income.

    In the first quarter of 2017 as compared to 2016, operating income for all operating segments were higher except for the Coatings and ESS segments. The increase in operating income in the first quarter of 2017, as compared to 2016, is primarily attributable to improved volumes in Utility, Mining & Energy, and Irrigation and restructuring actions undertaken in 2016 to reduce our cost structure in certain businesses. The decrease in operating income for Coatings and ESS is driven by sales pricing that did not fully recover higher raw material costs.

Net Interest Expense and Debt

Net interest expense in the first quarter of 2017, as compared with the same period in 2016, was consistent due to minimal changes in short and long-term borrowings.

Other Income/Expense

The improvement in other income/expense in the first quarter of 2017, as compared with 2016, was primarily due to a change in valuation of deferred compensation assets which resulted in higher other income of $1.8 million. This amount is offset by an increase of the same amount in SG&A. The change in the market value of the Company's shares held of Delta EMD was a $0.1 million loss in the first quarter of 2017, as compared to a $1.0 million loss in the first quarter of 2016. The remaining improvement was due to more favorable foreign currency effects from transactions.

Income Tax Expense

Our effective income tax rate in the first quarter of 2017 was 27.8%, compared to 32.3% in the first quarter of 2016. A net non-recurring benefit of $2.0 million contributed to the lower tax rate in the first quarter of 2017. This was primarily due to our U.K. subsidiaries receiving a favorable summary judgment in their application for refund of previously paid U.K. corporate income tax.

Earnings attributable to noncontrolling interest was lower in the first quarter of 2017, primarily due to acquiring the remaining non-controlling interest of our galvanizing business in Malaysia in the second quarter of 2016.

Cash Flows from Operations

Our cash flows provided by operations was $36.0 million in the first quarter of fiscal 2017, as compared with $80.5 million provided by operations in the first quarter of 2016. The decrease in operating cash flow in the first quarter of fiscal 2017, as compared with 2016, was primarily the result of higher net working capital and the pension contribution made to the Delta Pension Plan in 2017.

Engineered Support Structures (ESS) segment
The increase in sales in the first quarter of fiscal 2017, as compared with the first quarter of 2016, was due to higher intercompany sales volumes to the North America Utility business and improved communication product line sales volumes. The increase was partially offset by lower sales volumes and unfavorable currency translation effects for our EMEA structures businesses.
Global lighting and traffic, and roadway product sales in the first quarter of 2017 were higher compared to the same period in fiscal 2016. In the first quarter of 2017, as compared to 2016, sales volumes in the U.S. were slightly lower across commercial and transportation markets. We expect the 2015 long-term U.S. highway bill to provide an uplift to the transportation markets in the latter half of 2017. Sales in Europe were lower in the first quarter of fiscal 2017 compared to the same period in fiscal 2016, due to lower volumes and unfavorable currency translation effects. The domestic markets in general remain subdued in Europe. In the Asia-Pacific region, sales were higher in first quarter of fiscal 2017, as compared to 2016, due primarily to higher intercompany sales from China and volume improvements in Australia and India. Roadway product sales increased in the first quarter of 2017 due to higher volumes and favorable currency translation effects.
Communication product line sales were higher in the first quarter of fiscal 2017, as compared with the same period in fiscal 2016. North America communication structure and component sales increased, due to higher demand in the market. In China, sales volumes of wireless communication structures in the first quarter of fiscal 2017 decreased over the same period in 2016 partially offset by increased Australian sales for wireless communication structures in 2017 due to higher demand from the national broadband network build out.

Gross profit, as a percentage of sales, and operating income for the segment were lower in the first quarter of 2017, as compared with 2016, due to margin contraction from higher raw material costs that was partially offset by higher sales pricing. SG&A spending in the first quarter of 2017 decreased as compared to the same period in 2016 due primarily to lower commissions owed on reduced telecommunication sales in China.
Energy & Mining (E&M) segment
The increase in net sales in the first quarter of 2017, as compared to 2016, was due to higher volumes, increased pricing, and favorable currency translation effects.
Access systems product line net sales in the first quarter of 2017 were higher when compared to the same period in 2016 primarily due to higher volumes. Also contributing to the increase in 2017 were improved sales pricing and favorable currency translation effects.
Offshore and other complex structures sales increased in the first quarter of 2017, as compared to the same period in 2016 due to volume improvements primarily in the wind tower product line. The increase in sales was partially offset by unfavorable currency translation effects.
Grinding media sales were relatively flat in the first quarter of 2017 as compared to 2016. A decrease in sales volumes was more than offset by an improved sales mix and favorable currency translation effects.
Operating income for the segment in the first quarter of 2017, as compared to the same period in 2016, was higher as a result of improved sales pricing/mix in the grinding media business and improved volumes in the offshore and access systems business. SG&A expense increased slightly in the first quarter of 2017 due to higher incentive costs related to improved business performance.
Utility Support Structures (Utility) segment
In the Utility segment, sales increased in the first quarter of 2017, as compared with 2016, due primarily to improved sales demand in North America resulting in increased sales volumes in tons for steel and concrete utility structures. Higher costs of steel in the first quarter of 2017, as compared to 2016, partially contributed to the increase in reported sales. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. International utility structures sales decreased in 2017 due to lower volumes.
Gross profit as a percentage of sales improved in the first quarter of 2017, as compared to 2016, due to improved sales volumes and the related additional leverage of fixed costs. SG&A expense was higher in the first quarter of 2017, as compared with 2016, due to higher compensation costs and commission expense mostly attributed to the increased sales volumes. Operating income increased in the first quarter of 2017, as compared with 2016, due to the additional leverage of fixed costs and SG&A from increased sales volumes.
Coatings segment
Coatings segment sales increased primarily due to increased sales prices to recover higher zinc costs. This increase in the first quarter of 2017, as compared with the same period in 2016, was offset by lower external sales volumes. In North America, the 2017 sales mix consisted of higher intercompany volumes as compared to 2016. In the Asia-Pacific region, improved demand/volume in Australia and India also contributed to the increase in net sales.
SG&A expense was flat in the first quarter of 2017, as compared to the first quarter of 2016. Operating income was lower in the first quarter of 2017, as compared with 2016, due to the change in sales mix and costs incurred to start up our facility in Texas. The increase in sales pricing in the first quarter of 2017, as compared to 2016, was fully offset by the additional cost of zinc.
Irrigation segment
The increase in Irrigation segment net sales in the first quarter of fiscal 2017, as compared with 2016, was primarily due to sales volume increases in North America for both the irrigation and tubing businesses and favorable currency translation effects for international irrigation (Brazil and South Africa). In fiscal 2017, net farm income in the United States is expected to decrease 8.7% from the levels of 2016, due in part to lower market prices for corn and soybeans. The 2017 estimate represents the fourth consecutive year of a decrease in estimated net farm income. We believe this reduction may contribute to lower demand for irrigation machines in North America for the full year of 2017 as compared to 2016.

International sales volumes increased in Brazil which was partially offset by a decline in sales volumes in Europe and the Middle East.
SG&A was higher in the first quarter of fiscal 2017, as compared with 2016. The increase can be attributed to higher compensation and currency translation related to the international irrigation business. SG&A was relatively flat for our North American irrigation and tubing businesses. Operating income for the segment increased in the first quarter of fiscal 2017 over 2016, primarily due to North American sales volume increases, productivity improvements, and favorable foreign currency translation effects.
Net corporate expense
Net corporate expense increased in the first quarter of 2017 as compared to 2016, due to $1.8 million of higher deferred compensation expenses that is offset by a reduction of the same amount in other expense. This increase was partially offset by lower pension expenses associated with the Delta Pension Plan.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $948.6 million at April 1, 2017, as compared to $903.4 million at December 31, 2016. The increase in net working capital in 2017 mainly resulted from increased inventory, cash on hand, and receivables, partially offset by higher accrued expenses and accounts payable. Cash flow provided by operations was $36.0 million in the first quarter of 2017, as compared with $80.5 million in first quarter of 2016. The decrease in operating cash flow in the first quarter of 2017, as compared to 2016, was primarily the result of higher net working capital that resulted in higher uses of cash and the pension contribution made to the Delta Pension Plan in 2017.
Investing Cash Flows-Capital spending in the first quarter of fiscal 2017 was $14.2 million, as compared to $14.0 million for the same period in 2016. Capital spending projects in 2017 and 2016 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2017 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $756.3 million at April 1, 2017 from $756.4 million at December 31, 2016. Financing cash flows changed from a use of approximately $23.4 million in the first quarter of fiscal 2016 to a use of $2.9 million in the first quarter of fiscal 2017. We purchased $0 and $16.9 million of treasury shares in the first quarter of 2017 and 2016 under our share repurchase program.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. No shares were repurchased during first quarter of 2017. As of April 1, 2017, we have approximately $132.2 million open under this authorization to repurchase shares in the future.
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

Our debt financing at April 1, 2017 is primarily long-term debt consisting of:

•	$250.2 million face value ($253.5 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.8 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At April 1, 2017 and December 31, 2016, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At April 1, 2017, we had the ability to borrow $585.3 million under this facility, after consideration of standby letters of credit of $14.7 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $111.4 million, $111.3 million of which was unused at April 1, 2017.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. The debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired business. The debt agreements also provide for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature. For 2017, our covenant calculations do not include any estimated EBITDA from acquired businesses.
Our key debt covenants are as follows:

•	Interest-bearing debt is not to exceed 3.5X Adjusted EBITDA of the prior four quarters; and

•	Adjusted EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

At April 1, 2017, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at April 1, 2017 were as follows:

Interest-bearing debt	$756,340
Adjusted EBITDA-last four quarters	329,937
Leverage ratio	2.29

Adjusted EBITDA-last four quarters	$329,937
Interest expense-last four quarters	42,386
Interest earned ratio	7.78

The calculation of Adjusted EBITDA-last four quarters (March 27, 2016 through April 1, 2017) is as follows:

Net cash flows from operations	$174,624
Interest expense	42,386
Income tax expense	41,156
Impairment of property, plant and equipment	(1,099)
Loss on investment	339
Change in fair value of contingent consideration	3,242
Deferred income tax benefit	15,379
Noncontrolling interest	(4,940)
Stock-based compensation	(10,376)
Pension plan expense	(1,640)
Contribution to pension plan	26,867
Changes in assets and liabilities	58,792
Other	699
EBITDA	345,429
Reversal of contingent liability	(16,591)
Impairment of property, plant and equipment	1,099
Adjusted EBITDA	$329,937

Net earnings attributable to Valmont Industries, Inc.	$179,242
Interest expense	42,386
Income tax expense	41,156
Depreciation and amortization expense	82,645
EBITDA	345,429
Reversal of contingent liability	(16,591)
Impairment of property, plant, and equipment	1,099
Adjusted EBITDA	$329,937
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $469.5 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $425.2 million at April 1, 2017, approximately $327.1 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes have not been provided, as the determination is not practicable.
Financial Obligations and Financial Commitments
There have been no material changes to our financial obligations and financial commitments as described on page 36 in our Form 10-K for the fiscal year ended December 31, 2016.
Off Balance Sheet Arrangements
There have been no changes in our off balance sheet arrangements as described on page 37 in our Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 38-42 in our Form 10-K for the fiscal year ended December 31, 2016 during the quarter ended April 1, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended April 1, 2017. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
January 1, 2017 to January 28, 2017	—	$—	—	$132,172,000
January 29, 2017 to March 4, 2017	—	—	—	132,172,000
March 5, 2017 to April 1, 2017	—	—	—	132,172,000
Total	—	$—	—	$132,172,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of April 1, 2017, we have acquired 4,588,131 shares for approximately $617.8 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
Valmont's annual meeting of stockholders was held on April 25, 2017. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, voted, on an advisory basis, on the frequency of future advisory votes on executive compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2017. For the annual meeting there were 22,557,828 shares outstanding and eligible to votes of which 21,016,224 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay	18,063,565	628,215	2,324,444
Walter Scott, Jr.	17,782,121	909,659	2,324,444
Clark T. Randt, Jr.	18,350,473	341,307	2,324,444

Advisory vote on executive compensation:

For	18,366,915
Against	228,458
Abstain	96,407
Broker non-votes	2,324,444

Advisory vote on frequency of future advisory votes on executive compensation:

1 year	16,111,924
2 years	12,590
3 years	2,481,656
Abstain	85,610
Broker non-votes	2,324,444

The Board of Directors has determined that the Company will hold advisory votes on executive compensation on a one-year basis.

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2017:

For	20,644,518
Against	265,312
Abstain	106,394

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 27th day of April, 2017.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.