Form 10-Q
period 2017-07-01
VALMONT INDUSTRIES INC
filed 2017-07-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,590,934
Outstanding shares of common stock as of July 21, 2017

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Product sales	$632,507	$570,762	$1,205,459	$1,103,702
Services sales	80,230	69,487	144,751	133,152
Net sales	712,737	640,249	1,350,210	1,236,854
Product cost of sales	477,174	418,072	904,021	811,564
Services cost of sales	52,283	47,060	98,304	89,204
Total cost of sales	529,457	465,132	1,002,325	900,768
Gross profit	183,280	175,117	347,885	336,086
Selling, general and administrative expenses	104,990	103,311	205,093	201,915
Operating income	78,290	71,806	142,792	134,171
Other income (expenses):
Interest expense	(10,818)	(11,122)	(22,122)	(22,176)
Interest income	967	707	1,894	1,518
Other	(32)	1,252	1,167	(426)
	(9,883)	(9,163)	(19,061)	(21,084)
Earnings before income taxes	68,407	62,643	123,731	113,087
Income tax expense:
Current	27,803	22,745	29,101	33,259
Deferred	(6,718)	(3,544)	7,347	2,215
	21,085	19,201	36,448	35,474
Net earnings	47,322	43,442	87,283	77,613
Less: Earnings attributable to noncontrolling interests	(1,658)	(1,416)	(2,640)	(2,618)
Net earnings attributable to Valmont Industries, Inc.	$45,664	$42,026	84,643	74,995
Earnings per share:
Basic	$2.03	$1.86	$3.76	$3.31
Diluted	$2.01	$1.85	$3.73	$3.29
Cash dividends declared per share	$0.375	$0.375	$0.750	$0.750
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,517	22,602	22,494	22,651
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,740	22,749	22,700	22,782
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net earnings	$47,322	$43,442	$87,283	$77,613
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	21,551	(2,296)	40,941	217
Gain/(loss) on hedging activities:
Net investment hedge	(550)	—	(1,076)	—
Amortization cost included in interest expense	18	19	37	38
Other comprehensive income (loss)	21,019	(2,277)	39,902	255
Comprehensive income	68,341	41,165	127,185	77,868
Comprehensive loss (income) attributable to noncontrolling interests	(2,223)	(1,787)	(1,982)	(4,114)
Comprehensive income attributable to Valmont Industries, Inc.	$66,118	$39,378	$125,203	$73,754

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$448,222	$399,948
Receivables, net	496,962	439,342
Inventories	382,648	350,028
Prepaid expenses, restricted cash, and other assets	43,545	57,297
Refundable income taxes	4,830	6,601
Total current assets	1,376,207	1,253,216
Property, plant and equipment, at cost	1,148,482	1,105,736
Less accumulated depreciation and amortization	628,375	587,401
Net property, plant and equipment	520,107	518,335
Goodwill	329,708	321,110
Other intangible assets, net	141,557	144,378
Other assets	155,583	154,692
Total assets	$2,523,162	$2,391,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$921	$851
Notes payable to banks	376	746
Accounts payable	193,087	177,488
Accrued employee compensation and benefits	68,944	72,404
Accrued expenses	102,247	89,914
Dividends payable	8,472	8,445
Total current liabilities	374,047	349,848
Deferred income taxes	32,642	35,803
Long-term debt, excluding current installments	754,436	754,795
Defined benefit pension liability	194,517	209,470
Deferred compensation	47,799	44,319
Other noncurrent liabilities	17,275	14,910
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,945,874	1,874,722
Accumulated other comprehensive loss	(305,799)	(346,359)
Treasury stock	(603,726)	(612,781)
Total Valmont Industries, Inc. shareholders’ equity	1,064,249	943,482
Noncontrolling interest in consolidated subsidiaries	38,197	39,104
Total shareholders’ equity	1,102,446	982,586
Total liabilities and shareholders’ equity	$2,523,162	$2,391,731
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net earnings	$87,283	$77,613
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	41,754	40,804
Noncash loss on trading securities	188	1,035
Stock-based compensation	4,590	4,201
Defined benefit pension plan expense	314	959
Contribution to defined benefit pension plan	(25,379)	(712)
Change in restricted cash - pension plan trust	12,568	(13,652)
(Gain)/loss on sale of property, plant and equipment	(64)	1,074
Deferred income taxes	7,347	2,215
Changes in assets and liabilities:
Receivables	(49,416)	2,942
Inventories	(24,963)	(29,335)
Prepaid expenses and other assets	(5,892)	(4,859)
Accounts payable	10,715	1,430
Accrued expenses	5,252	(13,636)
Other noncurrent liabilities	1,973	327
Income taxes refundable	2,028	9,516
Net cash flows from operating activities	68,298	79,922
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,183)	(26,019)
Proceeds from sale of assets	890	1,827
Proceeds from settlement of net investment hedge	5,123	—
Other, net	(2,467)	(1,608)
Net cash flows from investing activities	(22,637)	(25,800)
Cash flows from financing activities:
Net borrowings under short-term agreements	(369)	2,593
Principal payments on long-term borrowings	(434)	(659)
Dividends paid	(16,913)	(17,098)
Dividends to noncontrolling interest	(2,889)	(1,923)
Purchase of noncontrolling interest	—	(11,009)
Purchase of treasury shares	—	(28,621)
Proceeds from exercises under stock plans	10,168	5,975
Purchase of common treasury shares—stock plan exercises	(3,056)	(1,453)
Net cash flows from financing activities	(13,493)	(52,195)
Effect of exchange rate changes on cash and cash equivalents	16,106	(6,655)
Net change in cash and cash equivalents	48,274	(4,728)
Cash and cash equivalents—beginning of year	399,948	349,074
Cash and cash equivalents—end of period	$448,222	$344,346
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	74,995	—	—	2,618	77,613
Other comprehensive income (loss)	—	—	—	(1,241)	—	1,496	255
Cash dividends declared	—	—	(17,027)	—	—	—	(17,027)
Dividends to noncontrolling interests	—	—	—	—	—	(1,923)	(1,923)
Purchase of noncontrolling interests	—	(137)	—	—	—	(10,872)	(11,009)
Purchase of treasury shares; 245,798 shares acquired	—	—	—	—	(28,621)	—	(28,621)
Stock plan exercises; 10,747 shares acquired	—	—	—	—	(1,453)	—	(1,453)
Stock options exercised; 62,535 shares issued	—	(4,064)	2,473	—	7,566	—	5,975
Stock option expense	—	2,959	—	—	—	—	2,959
Stock awards; 6,976 shares issued	—	1,242	—	—	949	—	2,191
Balance at June 25, 2016	$27,900	$—	$1,790,120	$(268,459)	$(593,479)	$38,089	$994,171
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	84,643	—	—	2,640	87,283
Other comprehensive income (loss)	—	—	—	40,560	—	(658)	39,902
Cash dividends declared	—	—	(16,939)	—	—	—	(16,939)
Dividends to noncontrolling interests	—	—	—	—	—	(2,889)	(2,889)
Stock plan exercises; 19,086 shares acquired	—	—	—	—	(3,056)	—	(3,056)
Stock options exercised; 84,432 shares issued	—	(4,590)	3,448	—	11,310	—	10,168
Stock option expense	—	2,578	—	—	—	—	2,578
Stock awards; 5,677 shares issued	—	2,012	—	—	801	—	2,813
Balance at July 1, 2017	$27,900	$—	$1,945,874	$(305,799)	$(603,726)	$38,197	$1,102,446

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of July 1, 2017, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of July 1, 2017 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2016. The results of operations for the period ended July 1, 2017 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 35% and 38% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of July 1, 2017 and December 31, 2016. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $39,260 and $38,047 at July 1, 2017 and December 31, 2016, respectively.
Inventories consisted of the following:

	July 1, 2017	December 31, 2016
Raw materials and purchased parts	$163,214	$143,659
Work-in-process	33,543	27,291
Finished goods and manufactured goods	225,151	217,125
Subtotal	421,908	388,075
Less: LIFO reserve	39,260	38,047
	$382,648	$350,028

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2017	2016	2017	2016
United States	$50,773	$44,240	$86,197	$83,840
Foreign	17,634	18,403	37,534	29,247
	$68,407	$62,643	$123,731	$113,087
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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net periodic (benefit) expense:	2017	2016	2017	2016
Interest cost	$4,478	$6,659	$8,799	$13,042
Expected return on plan assets	(5,054)	(6,084)	(9,931)	(12,083)
Amortization of actuarial loss	736	—	1,446	—
Net periodic expense	$160	$575	$314	$959
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At July 1, 2017, 700,078 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2017	2016	2017	2016
Compensation expense	$1,289	$1,468	$2,578	$2,959
Income tax benefits	496	565	993	1,139
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $38,732 ($35,784 at December 31, 2016) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,931 and $2,016 as of July 1, 2017 and December 31, 2016, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value July 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$40,663	$40,663	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$37,800	$37,800	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at July 1, 2017 and December 31, 2016:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(251,228)	$7,978	$(103,109)	$(346,359)
Current-period comprehensive income (loss)	41,599	(1,039)	—	40,560
Balance at July 1, 2017	$(209,629)	$6,939	$(103,109)	$(305,799)
Net Investment Hedge
In the second quarter of 2016, the Company entered into a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our investments denominated in British pounds. The forward contract had a notional amount to sell British pounds and receive $44,000, and matured in May 2017. The realized gain of $5,123 ($3,150 after tax) has been deferred in other comprehensive income where it will remain until the Company's net investments in its British subsidiaries are divested. No ineffectiveness resulted from the hedge prior to its maturity.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, and can be adopted either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position. One area under assessment is the timing of revenue recognition for the Company’s product lines that are custom engineered to a single customer’s specifications resulting in limited ability that the asset can be used for another customer. These product lines reside in the Utility and Engineered Support Structures segments.  When the terms and conditions allow the Company to bill a customer for full compensation on a canceled order for the performance completed to date, revenue will be recognized over the production period and not the current practice which is upon shipment or time of delivery to the customer.  The Company is also evaluating the necessary changes to its internal control processes to recognize revenue over time using an inputs based model after adoption. Based on the current status of the evaluation, the adoption of the standard is not expected to have a material effect on the amounts or timing of revenue recognition for the Company’s other segments.  The Company expects to adopt the new standard using the modified retrospective approach effective January 1, 2018.
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

Liabilities recorded for the restructuring plans and changes therein for the first half of fiscal 2017 were as follows:

	Balance at December 31, 2016	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at July 1, 2017
Severance	$1,597	$—	$(1,597)	$—
Other cash restructuring expenses	4,581	—	(2,226)	2,355
Total	$6,178	$—	$(3,823)	$2,355

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$196,201	$121,382	13 years
Proprietary Software & Database	3,659	3,083	8 years
Patents & Proprietary Technology	6,581	3,720	11 years
Other	3,942	3,912	3 years
	$210,383	$132,097

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$191,316	$111,342	13 years
Proprietary Software & Database	3,616	3,056	8 years
Patents & Proprietary Technology	6,434	3,420	11 years
Other	3,713	3,668	3 years
	$205,079	$121,486
Amortization expense for intangible assets for the thirteen and twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2017	2016	2017	2016
3,903	4,078	7,767	8,073
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2017	$15,498
2018	13,840
2019	13,079
2020	11,989
2021	9,903
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017	December 31, 2016	Year Acquired
Webforge	$9,101	$8,624	2010
Valmont SM	9,525	8,765	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,420	7,032	2010
Donhad	5,598	5,305	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,323	2,201	2010
Other	14,193	13,747
	$63,271	$60,785
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
Goodwill
The carrying amount of goodwill by segment as of July 1, 2017 and December 31, 2016 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance at December 31, 2016	$94,314	$72,212	$75,404	$59,569	$19,611	$321,110
Foreign currency translation	2,885	4,628	—	483	602	8,598
Balance at July 1, 2017	$97,199	$76,840	$75,404	$60,052	$20,213	$329,708

The Company’s annual impairment test of goodwill was performed during the third quarter of 2016, using the discounted cash flow method. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $14,179 of goodwill, is the reporting unit with the least amount of cushion between its estimated fair value and its carrying value. In the impairment model, the Company is forecasting steady growth in sales between 2018 to 2020 of the other complex steel structures to offset the significant decline in sales from offshore oil and gas structures realized in fiscal 2016. Sales and profitability amounts for the first half of 2017 approximated the amounts in the 2016 annual impairment model. The Company continues to monitor the sales backlog of this reporting unit and changes in the global economy that could impact future operating results of any of its reporting units.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended July 1, 2017 and June 25, 2016 were as follows:

	2017	2016
Interest	$22,113	$22,142
Income taxes	26,966	28,791

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended July 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$45,664	$—	$45,664
Shares outstanding (000 omitted)	22,517	223	22,740
Per share amount	$2.03	$(0.02)	$2.01
Thirteen weeks ended June 25, 2016:
Net earnings attributable to Valmont Industries, Inc.	$42,026	$—	$42,026
Shares outstanding (000 omitted)	22,602	147	22,749
Per share amount	$1.86	$(0.01)	$1.85
Twenty-six weeks ended July 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$84,643	$—	$84,643
Shares outstanding (000 omitted)	22,494	206	22,700
Per share amount	$3.76	$(0.03)	$3.73
Twenty-six weeks ended June 25, 2016:
Net earnings attributable to Valmont Industries, Inc.	$74,995	$—	$74,995
Shares outstanding (000 omitted)	22,651	131	22,782
Per share amount	$3.31	$(0.02)	$3.29
At July 1, 2017 and June 25, 2016, there were 84,712 and 381,973 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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

ENERGY AND MINING: This segment, all outside of the United States, consists of the manufacture of access systems applications, forged steel grinding media, on and offshore oil, gas, and wind energy structures;

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$173,768	$163,191	$322,850	$309,493
Communication Products	43,813	40,725	75,289	71,394
Engineered Support Structures segment	217,581	203,916	398,139	380,887
Energy and Mining segment:
Offshore and Other Complex Steel Structures	24,619	25,908	50,326	48,877
Grinding Media	21,072	21,018	40,666	40,508
Access Systems	31,516	33,766	64,187	63,756
Energy and Mining segment	77,207	80,692	155,179	153,141
Utility Support Structures segment:
Steel	161,716	126,101	310,124	248,072
Concrete	22,906	25,144	49,110	47,693
Utility Support Structures segment	184,622	151,245	359,234	295,765
Coatings segment	79,781	75,298	153,249	143,879
Irrigation segment	188,287	152,252	355,511	310,766
Total	747,478	663,403	1,421,312	1,284,438
INTERSEGMENT SALES:
Engineered Support Structures segment	16,456	8,114	36,663	19,126
Energy & Mining segment	—	1,409	—	3,067
Utility Support Structures segment	982	86	1,217	262
Coatings segment	15,181	11,886	29,317	21,699
Irrigation segment	2,122	1,659	3,905	3,430
Total	34,741	23,154	71,102	47,584
NET SALES:
Engineered Support Structures segment	201,125	195,802	361,476	361,761
Energy & Mining segment	77,207	79,283	155,179	150,074
Utility Support Structures segment	183,640	151,159	358,017	295,503
Coatings segment	64,600	63,412	123,932	122,180
Irrigation segment	186,165	150,593	351,606	307,336
Total	$712,737	$640,249	$1,350,210	$1,236,854

OPERATING INCOME:
Engineered Support Structures segment	$20,244	$20,817	$29,457	$33,292
Energy & Mining segment	3,941	3,341	7,778	5,243
Utility Support Structures segment	20,189	17,582	42,897	32,006
Coatings segment	12,108	14,023	21,514	25,436
Irrigation segment	34,670	31,013	64,961	59,908
Adjustment to LIFO inventory valuation method	(434)	(3,153)	(1,213)	(1,126)
Corporate	(12,428)	(11,817)	(22,602)	(20,588)
Total	$78,290	$71,806	$142,792	$134,171

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$316,185	$122,359	$328,016	$(53,823)	$712,737
Cost of sales	233,535	91,374	259,158	(54,610)	529,457
Gross profit	82,650	30,985	68,858	787	183,280
Selling, general and administrative expenses	46,922	11,849	46,219	—	104,990
Operating income	35,728	19,136	22,639	787	78,290
Other income (expense):
Interest expense	(10,646)	(3,785)	(172)	3,785	(10,818)
Interest income	144	10	4,598	(3,785)	967
Other	1,167	15	(1,214)	—	(32)
	(9,335)	(3,760)	3,212	—	(9,883)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	26,393	15,376	25,851	787	68,407
Income tax expense (benefit):
Current	15,344	4,782	7,444	233	27,803
Deferred	(5,788)	—	(930)	—	(6,718)
	9,556	4,782	6,514	233	21,085
Earnings before equity in earnings of nonconsolidated subsidiaries	16,837	10,594	19,337	554	47,322
Equity in earnings of nonconsolidated subsidiaries	28,827	6,296	—	(35,123)	—
Net earnings	45,664	16,890	19,337	(34,569)	47,322
Less: Earnings attributable to noncontrolling interests	—	—	(1,658)	—	(1,658)
Net earnings attributable to Valmont Industries, Inc	$45,664	$16,890	$17,679	$(34,569)	$45,664

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six Weeks Ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$609,450	$239,584	$623,312	$(122,136)	$1,350,210
Cost of sales	450,021	182,863	491,648	(122,207)	1,002,325
Gross profit	159,429	56,721	131,664	71	347,885
Selling, general and administrative expenses	97,139	23,509	84,445	—	205,093
Operating income	62,290	33,212	47,219	71	142,792
Other income (expense):
Interest expense	(21,788)	(6,051)	(334)	6,051	(22,122)
Interest income	295	24	7,626	(6,051)	1,894
Other	2,521	31	(1,385)	—	1,167
	(18,972)	(5,996)	5,907	—	(19,061)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	43,318	27,216	53,126	71	123,731
Income tax expense (benefit):
Current	10,457	10,102	8,553	(11)	29,101
Deferred	5,539	—	1,808	—	7,347
	15,996	10,102	10,361	(11)	36,448
Earnings before equity in earnings of nonconsolidated subsidiaries	27,322	17,114	42,765	82	87,283
Equity in earnings of nonconsolidated subsidiaries	57,321	5,316	—	(62,637)	—
Net earnings	84,643	22,430	42,765	(62,555)	87,283
Less: Earnings attributable to noncontrolling interests	—	—	(2,640)	—	(2,640)
Net earnings attributable to Valmont Industries, Inc	$84,643	$22,430	$40,125	$(62,555)	$84,643

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six Weeks Ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$575,209	$188,685	$573,025	$(100,065)	$1,236,854
Cost of sales	419,536	139,096	440,641	(98,505)	900,768
Gross profit	155,673	49,589	132,384	(1,560)	336,086
Selling, general and administrative expenses	87,024	22,510	92,381	—	201,915
Operating income	68,649	27,079	40,003	(1,560)	134,171
Other income (expense):
Interest expense	(21,848)	(3)	(325)	—	(22,176)
Interest income	113	39	1,366	—	1,518
Other	324	27	(777)	—	(426)
	(21,411)	63	264	—	(21,084)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	47,238	27,142	40,267	(1,560)	113,087
Income tax expense (benefit):
Current	15,974	8,814	9,000	(529)	33,259
Deferred	3,487	—	(1,272)	—	2,215
	19,461	8,814	7,728	(529)	35,474
Earnings before equity in earnings of nonconsolidated subsidiaries	27,777	18,328	32,539	(1,031)	77,613
Equity in earnings of nonconsolidated subsidiaries	47,218	7,859	—	(55,077)	—
Net earnings	74,995	26,187	32,539	(56,108)	77,613
Less: Earnings attributable to noncontrolling interests	—	—	(2,618)	—	(2,618)
Net earnings attributable to Valmont Industries, Inc	$74,995	$26,187	$29,921	$(56,108)	$74,995

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$45,664	$16,890	$19,337	$(34,569)	$47,322
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(1,359)	22,910	—	21,551
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(550)	—	—	—	(550)
Amortization cost included in interest expense	18	—	—	—	18
Equity in other comprehensive income	20,986	—	—	(20,986)	—
Other comprehensive income (loss)	20,454	(1,359)	22,910	(20,986)	21,019
Comprehensive income (loss)	66,118	15,531	42,247	(55,555)	68,341
Comprehensive income attributable to noncontrolling interests	—	—	(2,223)	—	(2,223)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$66,118	$15,531	$40,024	$(55,555)	$66,118

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six Weeks Ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$84,643	$22,430	$42,765	$(62,555)	$87,283
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	68,024	(27,083)	—	40,941
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(1,076)		—	—	(1,076)
Amortization cost included in interest expense	37	—	—	—	37
Equity in other comprehensive income	41,599	—	—	(41,599)	—
Other comprehensive income (loss)	40,560	68,024	(27,083)	(41,599)	39,902
Comprehensive income (loss)	125,203	90,454	15,682	(104,154)	127,185
Comprehensive income attributable to noncontrolling interests	—	—	(1,982)	—	(1,982)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$125,203	$90,454	$13,700	$(104,154)	$125,203

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
Unrealized gain/(loss) on hedging activities:
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$94,099	$4,422	$349,701	$—	$448,222
Receivables, net	144,846	80,026	272,090	—	496,962
Inventories	137,534	43,536	205,800	(4,222)	382,648
Prepaid expenses, restricted cash, and other assets	6,141	814	36,590	—	43,545
Refundable income taxes	4,830	—	—	—	4,830
Total current assets	387,450	128,798	864,181	(4,222)	1,376,207
Property, plant and equipment, at cost	554,027	156,700	437,755	—	1,148,482
Less accumulated depreciation and amortization	364,591	81,154	182,630	—	628,375
Net property, plant and equipment	189,436	75,546	255,125	—	520,107
Goodwill	20,108	110,562	199,038	—	329,708
Other intangible assets	157	33,454	107,946	—	141,557
Investment in subsidiaries and intercompany accounts	1,367,336	1,155,599	1,021,205	(3,544,140)	—
Other assets	47,042	—	108,541	—	155,583
Total assets	$2,011,529	$1,503,959	$2,556,036	$(3,548,362)	$2,523,162
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$921	$—	$921
Notes payable to banks	—	—	376	—	376
Accounts payable	55,029	10,891	127,167	—	193,087
Accrued employee compensation and benefits	33,624	6,088	29,232	—	68,944
Accrued expenses	33,217	10,745	58,285	—	102,247
Dividends payable	8,472	—	—	—	8,472
Total current liabilities	130,342	27,724	215,981	—	374,047
Deferred income taxes	18,958	—	13,684	—	32,642
Long-term debt, excluding current installments	751,041	182,193	10,057	(188,855)	754,436
Defined benefit pension liability	—	—	194,517	—	194,517
Deferred compensation	42,492	—	5,307	—	47,799
Other noncurrent liabilities	4,447	5	12,823	—	17,275
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	163,199	1,107,536	(1,270,735)	—
Retained earnings	1,945,874	669,177	617,796	(1,286,973)	1,945,874
Accumulated other comprehensive income (loss)	(305,799)	3,711	(308,544)	304,833	(305,799)
Treasury stock	(603,726)	—	—	—	(603,726)
Total Valmont Industries, Inc. shareholders’ equity	1,064,249	1,294,037	2,065,470	(3,359,507)	1,064,249
Noncontrolling interest in consolidated subsidiaries	—	—	38,197	—	38,197
Total shareholders’ equity	1,064,249	1,294,037	2,103,667	(3,359,507)	1,102,446
Total liabilities and shareholders’ equity	$2,011,529	$1,503,959	$2,556,036	$(3,548,362)	$2,523,162

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$84,643	$22,430	$42,765	$(62,555)	$87,283
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,048	7,113	21,593	—	41,754
Noncash loss on trading securities	—	—	188	—	188
Stock-based compensation	4,590	—	—	—	4,590
Defined benefit pension plan expense	—	—	314	—	314
Contribution to defined benefit pension plan	—	—	(25,379)	—	(25,379)
Decrease in restricted cash - pension plan trust	—	—	12,568	—	12,568
Loss (gain) on sale of property, plant and equipment	(20)	—	(44)	—	(64)
Equity in earnings in nonconsolidated subsidiaries	(57,321)	(5,316)	—	62,637	—
Deferred income taxes	5,539	—	1,808	—	7,347
Changes in assets and liabilities:
Receivables	(8,746)	(19,504)	(21,166)	—	(49,416)
Inventories	(10,866)	1,921	(16,087)	69	(24,963)
Prepaid expenses and other assets	259	66	(6,217)	—	(5,892)
Accounts payable	2,757	(4,841)	12,799	—	10,715
Accrued expenses	2,073	(5,652)	8,831	—	5,252
Other noncurrent liabilities	874	—	1,099	—	1,973
Income taxes payable (refundable)	(7,737)	542	9,223	—	2,028
Net cash flows from operating activities	29,093	(3,241)	42,295	151	68,298
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,126)	(3,351)	(14,706)	—	(26,183)
Proceeds from sale of assets	21	11	858	—	890
Proceeds from settlement of net investment hedge	5,123	—	—	—	5,123
Other, net	(8,313)	6,604	(607)	(151)	(2,467)
Net cash flows from investing activities	(11,295)	3,264	(14,455)	(151)	(22,637)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(369)	—	(369)
Principal payments on long-term borrowings		—	(434)	—	(434)
Dividends paid	(16,913)	—	—	—	(16,913)
Dividends to noncontrolling interest	—		(2,889)	—	(2,889)
Intercompany dividends	22,662	—	(22,662)	—	—
Intercompany interest on long-term note	—	(5,669)	5,669	—	—
Intercompany capital contribution	(3,785)	3,785	—	—	—
Proceeds from exercises under stock plans	10,168	—	—	—	10,168
Purchase of common treasury shares - stock plan exercises	(3,056)	—	—	—	(3,056)
Net cash flows from financing activities	9,076	(1,884)	(20,685)	—	(13,493)
Effect of exchange rate changes on cash and cash equivalents	—	212	15,894	—	16,106
Net change in cash and cash equivalents	26,874	(1,649)	23,049	—	48,274
Cash and cash equivalents—beginning of year	67,225	6,071	326,652	—	399,948
Cash and cash equivalents—end of period	$94,099	$4,422	$349,701	$—	$448,222

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 25, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$74,995	$26,187	$32,539	$(56,108)	$77,613
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,705	6,591	20,508	—	40,804
Noncash loss on trading securities	—	—	1,035	—	1,035
Stock-based compensation	4,201	—	—	—	4,201
Defined benefit pension plan expense	—	—	959	—	959
Contribution to defined benefit pension plan	—	—	(712)	—	(712)
Increase in restricted cash - pension plan trust	—	—	(13,652)	—	(13,652)
Loss (gain) on sale of property, plant and equipment	(6)	60	1,020	—	1,074
Equity in earnings in nonconsolidated subsidiaries	(47,218)	(7,859)	—	55,077	—
Deferred income taxes	3,487	—	(1,272)	—	2,215
Changes in assets and liabilities:
Receivables	386	8,185	(5,629)	—	2,942
Inventories	(8,757)	(164)	(21,974)	1,560	(29,335)
Prepaid expenses	(1,504)	35	(3,390)	—	(4,859)
Accounts payable	(13,469)	(79)	14,978	—	1,430
Accrued expenses	(4,040)	(6,158)	(3,438)	—	(13,636)
Other noncurrent liabilities	868	5	(546)	—	327
Income taxes payable (refundable)	19,033	(16,499)	6,982	—	9,516
Net cash flows from operating activities	41,681	10,304	27,408	529	79,922
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,240)	(13,167)	(11,612)	—	(26,019)
Proceeds from sale of assets	58	141	1,628	—	1,827
Other, net	918	2,641	(4,638)	(529)	(1,608)
Net cash flows from investing activities	(264)	(10,385)	(14,622)	(529)	(25,800)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	2,593	—	2,593
Principal payments on long-term borrowings	(215)	—	(444)	—	(659)
Dividends paid	(17,098)	—	—	—	(17,098)
Dividends to noncontrolling interest	—	—	(1,923)	—	(1,923)
Purchase of noncontrolling interest	(137)	—	(10,872)	—	(11,009)
Proceeds from exercises under stock plans	5,975	—	—	—	5,975
Purchase of treasury shares	(28,621)	—	—	—	(28,621)
Purchase of common treasury shares - stock plan exercises	(1,453)	—	—	—	(1,453)
Net cash flows from financing activities	(41,549)	—	(10,646)	—	(52,195)
Effect of exchange rate changes on cash and cash equivalents	—	95	(6,750)	—	(6,655)
Net change in cash and cash equivalents	(132)	14	(4,610)	—	(4,728)
Cash and cash equivalents—beginning of year	62,281	4,008	282,785	—	349,074
Cash and cash equivalents—end of period	$62,149	$4,022	$278,175	$—	$344,346

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	July 1, 2017	June 25, 2016	% Incr. (Decr.)	July 1, 2017	June 25, 2016	% Incr. (Decr.)
Consolidated
Net sales	$712.7	$640.2	11.3%	$1,350.2	$1,236.9	9.2%
Gross profit	183.3	175.1	4.7%	347.9	336.1	3.5%
as a percent of sales	25.7%	27.4%		25.8%	27.2%
SG&A expense	105.0	103.3	1.6%	205.1	201.9	1.6%
as a percent of sales	14.7%	16.1%		15.2%	16.3%
Operating income	78.3	71.8	9.1%	142.8	134.2	6.4%
as a percent of sales	11.0%	11.2%		10.6%	10.8%
Net interest expense	9.9	10.4	(4.8)%	20.2	20.7	(2.4)%
Effective tax rate	30.8%	30.6%		29.4%	31.3%
Net earnings	$45.7	$42.0	8.8%	$84.6	$75.0	12.8%
Diluted earnings per share	$2.01	$1.85	8.6%	$3.73	$3.29	13.4%
Engineered Support Structures
Net sales	$201.1	$195.8	2.7%	361.5	361.8	(0.1)%
Gross profit	53.0	56.6	(6.4)%	94.3	102.6	(8.1)%
SG&A expense	32.8	35.8	(8.4)%	64.9	69.3	(6.3)%
Operating income	20.2	20.8	(2.9)%	29.4	33.3	(11.7)%
Energy and Mining
Net sales	$77.2	$79.3	(2.6)%	$155.2	$150.1	3.4%
Gross profit	14.6	14.6	—%	29.1	26.8	8.6%
SG&A expense	10.6	11.3	(6.2)%	21.3	21.6	(1.4)%
Operating income	4.0	3.3	21.2%	7.8	5.2	50.0%
Utility Support Structures
Net sales	$183.6	$151.2	21.4%	$358.0	$295.5	21.2%
Gross profit	36.9	32.3	14.2%	76.0	62.4	21.8%
SG&A expense	16.7	14.7	13.6%	33.1	30.4	8.9%
Operating income	20.2	17.6	14.8%	42.9	32.0	34.1%
Coatings
Net sales	$64.6	$63.4	1.9%	$123.9	$122.2	1.4%
Gross profit	20.5	21.5	(4.7)%	38.2	41.2	(7.3)%
SG&A expense	8.4	7.5	12.0%	16.7	15.8	5.7%
Operating income	12.1	14.0	(13.6)%	21.5	25.4	(15.4)%
Irrigation
Net sales	$186.2	$150.5	23.7%	$351.6	$307.3	14.4%
Gross profit	58.7	52.8	11.2%	111.5	103.3	7.9%
SG&A expense	24.0	21.8	10.1%	46.5	43.4	7.1%
Operating income	34.7	31.0	11.9%	65.0	59.9	8.5%
Adjustment to LIFO inventory valuation method
Gross profit	$(0.4)	$(3.1)	NM	(1.2)	(1.1)	NM
Operating income	(0.4)	(3.1)	NM	(1.2)	(1.1)	NM
Net corporate expense
Gross profit	$—	$0.4	NM	$—	$0.8	NM
SG&A expense	12.4	12.2	1.6%	22.6	21.4	5.6%
Operating loss	(12.4)	(11.8)	(5.1)%	(22.6)	(20.6)	(9.7)%
NM=Not meaningful

Overview
On a consolidated basis, the increase in net sales in the second quarter of fiscal 2017, as compared with 2016, reflected higher sales in all reportable segments except for the Energy & Mining segment. On a year-to-date basis, consolidated sales were higher in 2017, as compared to 2016, due to higher sales in all reporting segments except for the ESS segment. The changes in net sales in the second quarter and first half of fiscal 2017, as compared with fiscal 2016, were as follows:

	Second quarter
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation
Sales - 2016	$640.2	$195.8	$79.3	$151.2	$63.4	$150.5
Volume	50.6	9.1	(3.1)	18.5	(3.1)	29.2
Pricing/mix	24.6	0.3	1.8	13.9	4.8	3.8
Currency translation	(2.7)	(4.1)	(0.8)	—	(0.5)	2.7
Sales - 2017	712.7	201.1	77.2	183.6	64.6	186.2

	Year-to-date
	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation
Sales - 2016	$1,236.9	$361.8	$150.1	$295.5	$122.2	$307.3
Volume	80.7	4.5	2.0	46.6	(7.1)	34.7
Pricing/mix	31.4	1.3	3.1	15.9	8.9	2.2
Currency translation	1.2	(6.1)	—	—	(0.1)	7.4
Sales - 2017	1,350.2	361.5	155.2	358.0	123.9	351.6
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the second quarter and first half of 2017, as compared to the same periods in 2016, resulting in higher average cost of material. Increases in average sales pricing and volumes offset the decrease in gross profit realized from the higher cost of steel for the Company.

Currency Translation

In the second quarter and first half of fiscal 2017, we realized an increase in operating profit, as compared with fiscal 2016, due to currency translation effects. The U.S. dollar primarily weakened against the Brazilian real and South African rand, resulting in more operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Energy & Mining	Utility	Coatings	Irrigation	Corporate
Second quarter	$0.1	$(0.1)	$(0.1)	$—	$(0.1)	$0.4	$—

Year-to-date	$0.9	$(0.1)	$—	$—	$(0.2)	$1.2	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the second quarter and first half of 2017, as compared with the same periods in 2016, was primarily due to higher raw material prices across most of our businesses. Gross profit increased in the second quarter and first half of 2017, as compared to 2016, due to the increase in sales volume. All operating segments realized increases in the second quarter and first half of 2017 except for ESS and Coatings which realized a decrease in gross profit primarily due to sales pricing that did not fully recover higher raw material costs and higher intersegment sales. There was a sharp rise in the cost of steel during the second quarter of 2016 versus a modest increase in 2017, and as a result, the Company experienced lower LIFO expense for the second quarter of 2017.

The Company saw an increase in SG&A in the second quarter and first half of fiscal 2017, as compared to the same periods in 2016, due primarily to a $0.9 million reduction of a contingent consideration liability to the former owners of Pure Metal Galvanizing (PMG) recorded in the second quarter of 2016 due to changes in the expected earnings over the earn out period. In addition, the Company incurred higher deferred compensation expenses in the second quarter and first half of 2017 of $0.3 million and $2.1 million, respectively, which was offset by the same amount of other income.

    In the second quarter and first half of 2017 as compared to the same periods in 2016, operating income for all operating segments were higher except for the Coatings and ESS segments. The increase in operating income in the second quarter and first half of 2017, as compared to the same periods in 2016, is primarily attributable to increased sales volumes in the Utility and Irrigation segments.

Net Interest Expense and Debt

Net interest expense in the second quarter and first half of 2017, as compared with the same periods in 2016, was consistent due to minimal changes in short and long-term borrowings.

Other Income/Expense

The improvement in other income/expense in the second quarter and first half of 2017, as compared with the same periods in 2016, was primarily due to a change in valuation of deferred compensation assets which resulted in higher other income of $0.3 million and $2.1 million. This amount is offset by an increase of the same amount in SG&A expense. The change in the market value of the Company's shares held of Delta EMD was a $0.9 million smaller loss on a year-to-date basis when comparing 2017 to 2016. The remaining change was due to foreign currency transaction gains or losses.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of 2017 was 30.8% and 29.5%, respectively, compared to 30.6% and 31.3% in the second quarter and first half of 2016, respectively. A net non-recurring benefit of $2.0 million contributed to the lower tax rate in the first first half of 2017 as compared to the same period in 2016 attributable to a favorable resolution of a tax matter involving our U.K. subsidiaries.

Earnings attributable to noncontrolling interests was consistent in the second quarter and first half of 2017, as compared to the same periods in 2016.

Cash Flows from Operations

Our cash flows provided by operations was $68.3 million in the first half of fiscal 2017, as compared with $79.9 million provided by operations in the first half of 2016. The decrease in operating cash flow in the first half of fiscal 2017, as compared with 2016, was primarily the result of higher net working capital tied to increased sales volumes partially offset by improved net earnings.

Engineered Support Structures (ESS) segment
The increase in sales in the second quarter of fiscal 2017, as compared with the same periods of 2016, was due to higher intercompany sales volumes to the North America Utility business, improved communication product line sales volumes, and roadway product sales volumes. The increase was partially offset by lower sales volumes for our EMEA structures businesses and unfavorable currency translation effects.
Global lighting and traffic, and roadway product sales in the second quarter of 2017 were higher compared to the same periods in fiscal 2016, primarily due to the Asia-Pacific businesses. In the second quarter and first half of 2017, as compared to 2016, sales volumes in the U.S. were lower across commercial and transportation markets. The 2015 long-term U.S. highway bill has not yet provided a meaningful uplift for our North America structures business. Sales in Europe were lower in the second quarter and first half of fiscal 2017 compared to the same periods in fiscal 2016, due to lower volumes and unfavorable currency translation effects. The domestic markets in general remain subdued in Europe. In the Asia-Pacific region, sales were higher in second quarter and first half of fiscal 2017, as compared to 2016, due primarily to higher intercompany sales. These increases were partially offset by unfavorable currency translation effects. Roadway product sales increased in the second quarter and first half of 2017, as compared to the same periods in 2016, due to higher volumes.
Communication product line sales were higher in the second quarter and first half of fiscal 2017, as compared with the same periods in fiscal 2016. In both North America and Asia-Pacific, communication structure and component sales increased due to higher demand from the continued network expansion by providers.
Gross profit, as a percentage of sales, and operating income for the segment were lower in the second quarter and first half of 2017, as compared with the same periods in 2016, due to margin contraction from higher raw material costs that was partially offset by higher sales pricing and higher volumes. SG&A spending in the second quarter and first half of 2017 decreased as compared to the same periods in 2016 due primarily to lower commissions owed on communication product line sales, reduced incentives due to decreased operating performance, and currency translation effects.
Energy & Mining (E&M) segment
The decrease in net sales in the second quarter of 2017, as compared to 2016, was due primarily to lower sales volumes that were partially offset by higher sales pricing. The increase in net sales in the first half of 2017, as compared to 2016, was due to higher sales volumes and higher sales pricing.
Access systems product line net sales in the second quarter of 2017 were lower than the same period in 2016 due to lower volumes from weaker demand. This decrease was partially offset by improved sales pricing. For the first half of 2017, Access systems product line net sales were comparable to the same period in 2016.
Offshore and other complex structures sales decreased modestly in the second quarter of 2017, as compared to the same period in 2016, due to slightly lower volumes and unfavorable currency translation effects. Sales increased in the first half of 2017, as compared to the same period in 2016, due to volume improvements primarily in the wind tower product line that was partially offset by unfavorable currency translation effects.
Grinding media sales were flat in the second quarter and first half of 2017, as compared to the same periods in 2016. A decrease in sales volumes offset by higher sales pricing and favorable currency translation effects.
Operating income for the segment in the second quarter of 2017, as compared to 2016, was higher due to lower compensation related costs in Access Systems attributable to certain restructuring actions undertaken in 2016. Operating income increased in the first half of 2017 as compared to the same period in 2016, due to improved sales volumes in the offshore business and benefits realized in Access Systems from the 2016 restructuring activities. SG&A expense decreased in the second quarter and first half of 2017, as compared to the same periods in 2016, due to lower compensation costs.
Utility Support Structures (Utility) segment
In the Utility segment, sales increased in the second quarter and first half of 2017, as compared with the same periods in 2016, due primarily to improved sales demand in North America resulting in increased sales volumes in tons for steel utility structures. Sales volumes in tons for concrete utility structures were lower in the second quarter but higher for the first half of fiscal 2017, as compared to the same periods in 2016. Higher costs of steel in the second quarter and first half of 2017, as compared to 2016, also contributed to the increase in reported sales. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. International utility structures sales decreased in 2017 due to lower volumes.
Gross profit as a percentage of sales decreased in the second quarter and first half of 2017, as compared to the same periods in 2016, primarily due to a less advantageous sales mix. SG&A expense was higher in the second quarter and first half of 2017, as compared with the same periods in 2016, due to higher compensation costs and commission expense attributed to the increased sales volumes. Operating income increased in the second quarter and first half of 2017, as compared with 2016, due to the increased sales volumes.
Coatings segment
Coatings segment sales increased in the second quarter and first half of 2017, as compared to the same periods in 2016, due primarily to increased sales prices to recover higher zinc costs globally. External sales volumes in North America declined due to lower demand in the second quarter and first half of 2017, as compared to the same periods in 2016, while intercompany volumes increased in 2017. In the Asia-Pacific region, improved demand/volume provided an increase in net sales.
SG&A expense was higher in the second quarter and first half of 2017, as compared to the same periods in 2016. The increase was due to recording a $0.9 million reduction of a contingent consideration liability to the former owners of Pure Metal Galvanizing (PMG) in the second quarter of 2016 due to changes in the expected earnings over the earn out period. Operating income was lower in the second quarter and first half of 2017, as compared with 2016, due to the change in sales mix in North America and costs incurred to start up our facility in Texas. The increase in sales pricing in the second quarter and first half of 2017, as compared to 2016, was fully offset by the additional cost of zinc.
Irrigation segment
The increase in Irrigation segment net sales in the second quarter and first half of fiscal 2017, as compared with the same periods in 2016, was primarily due to sales volume increases for both North America and international irrigation. In North America, sales volumes increased primarily in markets outside the traditional corn-belt. Higher equipment running times due to weather conditions resulted in higher service parts sales. International sales increased in the second quarter and first half of 2017, as compared to the same periods in 2016, due to volume increases across most regions and favorable foreign currency translation effects for Brazil and South Africa.
SG&A was higher in the second quarter and first half of fiscal 2017, as compared with the same periods in 2016. The increase can be attributed to higher compensation and incentive costs due to improved business results and currency translation effects related to the international irrigation business. Operating income for the segment increased in the second quarter and first half of fiscal 2017 over the same periods in 2016, primarily due to North America and international irrigation sales volume increases, productivity improvements, and favorable foreign currency translation effects.
Net corporate expense
Corporate SG&A expense was approximately the same in the second quarter of 2017 as compared to the same period in 2016. Net corporate expense slightly increased in the first half of 2017 as compared to 2016, due to $2.1 million of higher deferred compensation expenses that is offset by a reduction of the same amount in other expense. This increase was partially offset by $0.7 million of lower pension expenses for the Delta Pension Plan.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $1,002.2 million at July 1, 2017, as compared to $903.4 million at December 31, 2016. The increase in net working capital in 2017 mainly resulted from increased receivables, cash on hand, and inventory, partially offset by higher accrued expenses and accounts payable. Cash flow provided by operations was $68.3 million in the first half of 2017, as compared with $79.9 million in first half of 2016. The decrease in operating cash flow in the first half of 2017, as compared to 2016, was primarily the result of higher net working capital tied to increased sales volumes partially offset by improved net earnings.
Investing Cash Flows-Capital spending in the first half of fiscal 2017 was $26.2 million, as compared to $26.0 million for the same period in 2016. Capital spending projects in 2017 and 2016 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2017 fiscal year to be approximately $65 million.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $755.7 million at July 1, 2017 from $756.4 million at December 31, 2016. Financing cash flows changed from a use of approximately $52.2 million in the first half of fiscal 2016 to a use of $13.5 million in the first half of fiscal 2017. The reduction of financing cash outflows in the first half of 2017 as compared to 2016 was due to the Company purchasing $28.6 million of treasury shares under our share repurchase program and the purchase of certain noncontrolling interests totaling $11.0 million in the first half of 2016.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. No shares were repurchased during first half of 2017. As of July 1, 2017, we have approximately $132.2 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.

Our debt financing at July 1, 2017 is primarily long-term debt consisting of:

•	$250.2 million face value ($253.3 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.8 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At July 1, 2017 and December 31, 2016, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At July 1, 2017, we had the ability to borrow $585.3 million under this facility, after consideration of standby letters of credit of $14.7 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $112.4 million, $112.0 million of which was unused at July 1, 2017.

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

At July 1, 2017, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at July 1, 2017 were as follows:

Interest-bearing debt	$755,733
Adjusted EBITDA-last four quarters	335,670
Leverage ratio	2.25

Adjusted EBITDA-last four quarters	$335,670
Interest expense-last four quarters	41,877
Interest earned ratio	8.02
The calculation of Adjusted EBITDA-last four quarters (June 26, 2016 through July 1, 2017) is as follows:

Net cash flows from operations	$207,544
Interest expense	41,877
Income tax expense	43,038
Impairment of property, plant and equipment	(1,099)
Loss on investment	261
Change in fair value of contingent consideration	3,242
Deferred income tax benefit	18,554
Noncontrolling interest	(5,180)
Stock-based compensation	(10,320)
Increase in restricted cash - pension plan trust	(12,568)
Pension plan expense	(1,225)
Contribution to pension plan	26,155
Changes in assets and liabilities	40,377
Other	506
EBITDA	351,162
Reversal of contingent liability	(16,591)
Impairment of property, plant and equipment	1,099
Adjusted EBITDA	$335,670

Net earnings attributable to Valmont Industries, Inc.	$182,880
Interest expense	41,877
Income tax expense	43,038
Depreciation and amortization expense	83,367
EBITDA	351,162
Reversal of contingent liability	(16,591)
Impairment of property, plant, and equipment	1,099
Adjusted EBITDA	$335,670
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $481.1 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $448.2 million at July 1, 2017, approximately $349.6 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes have not been provided, as the determination is not practicable.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 38-42 in our Form 10-K for the fiscal year ended December 31, 2016 during the quarter ended July 1, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended July 1, 2017. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
April 2, 2017 to April 29, 2017	—	$—	—	$132,172,000
April 30, 2017 to June 3, 2017	—	—	—	132,172,000
June 4, 2017 to July 1, 2017	—	—	—	132,172,000
Total	—	$—	—	$132,172,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of July 1, 2017, we have acquired 4,588,131 shares for approximately $617.8 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 27th day of July, 2017.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.