Form 10-Q
period 2017-09-30
VALMONT INDUSTRIES INC
filed 2017-11-02
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,607,680
Outstanding shares of common stock as of October 23, 2017

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Product sales	$602,080	$544,828	$1,807,539	$1,648,530
Services sales	78,699	65,419	223,450	198,571
Net sales	680,779	610,247	2,030,989	1,847,101
Product cost of sales	462,854	409,003	1,366,875	1,220,567
Services cost of sales	54,331	46,221	152,635	135,425
Total cost of sales	517,185	455,224	1,519,510	1,355,992
Gross profit	163,594	155,023	511,479	491,109
Selling, general and administrative expenses	103,671	101,783	308,764	303,698
Operating income	59,923	53,240	202,715	187,411
Other income (expenses):
Interest expense	(11,190)	(11,100)	(33,312)	(33,276)
Interest income	1,311	771	3,205	2,289
Other	517	878	1,684	452
	(9,362)	(9,451)	(28,423)	(30,535)
Earnings before income taxes	50,561	43,789	174,292	156,876
Income tax expense:
Current	21,163	18,017	50,264	51,276
Deferred	(7,268)	(3,749)	79	(1,534)
	13,895	14,268	50,343	49,742
Net earnings	36,666	29,521	123,949	107,134
Less: Earnings attributable to noncontrolling interests	(1,458)	(1,348)	(4,098)	(3,966)
Net earnings attributable to Valmont Industries, Inc.	$35,208	$28,173	119,851	103,168
Earnings per share:
Basic	$1.56	$1.25	$5.33	$4.56
Diluted	$1.55	$1.24	$5.28	$4.54
Cash dividends declared per share	$0.375	$0.375	$1.125	$1.125
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,527	22,505	22,505	22,602
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,751	22,659	22,717	22,741
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net earnings	$36,666	$29,521	$123,949	$107,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	19,530	770	60,471	(1,938)
Gain/(loss) on hedging activities:
Net investment hedge	(740)	1,972	(1,816)	4,897
Amortization cost included in interest expense	19	18	56	56
Other comprehensive income (loss)	18,809	2,760	58,711	3,015
Comprehensive income	55,475	32,281	182,660	110,149
Comprehensive loss (income) attributable to noncontrolling interests	(2,570)	(1,618)	(4,552)	(5,732)
Comprehensive income attributable to Valmont Industries, Inc.	$52,905	$30,663	$178,108	$104,417

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$493,490	$399,948
Receivables, net	492,842	439,342
Inventories	403,234	350,028
Prepaid expenses, restricted cash, and other assets	50,064	57,297
Refundable income taxes	8,493	6,601
Total current assets	1,448,123	1,253,216
Property, plant and equipment, at cost	1,169,854	1,105,736
Less accumulated depreciation and amortization	647,430	587,401
Net property, plant and equipment	522,424	518,335
Goodwill	336,754	321,110
Other intangible assets, net	142,090	144,378
Other assets	160,780	154,692
Total assets	$2,610,171	$2,391,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$949	$851
Notes payable to banks	197	746
Accounts payable	216,104	177,488
Accrued employee compensation and benefits	81,494	72,404
Accrued expenses	106,238	89,914
Dividends payable	8,478	8,445
Total current liabilities	413,460	349,848
Deferred income taxes	28,183	35,803
Long-term debt, excluding current installments	754,202	754,795
Defined benefit pension liability	199,562	209,470
Deferred compensation	48,612	44,319
Other noncurrent liabilities	13,557	14,910
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,974,601	1,874,722
Accumulated other comprehensive loss	(288,102)	(346,359)
Treasury stock	(601,565)	(612,781)
Total Valmont Industries, Inc. shareholders’ equity	1,112,834	943,482
Noncontrolling interest in consolidated subsidiaries	39,761	39,104
Total shareholders’ equity	1,152,595	982,586
Total liabilities and shareholders’ equity	$2,610,171	$2,391,731
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net earnings	$123,949	$107,134
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	63,500	61,242
Noncash loss on trading securities	395	973
Impairment of assets - restructuring activities	—	618
Stock-based compensation	7,300	6,572
Change in fair value of contingent consideration	—	(3,527)
Defined benefit pension plan expense	481	1,486
Contribution to defined benefit pension plan	(26,064)	(712)
Change in restricted cash - pension plan trust	12,568	(13,652)
(Gain)/loss on sale of property, plant and equipment	(732)	250
Deferred income taxes	79	(1,534)
Changes in assets and liabilities:
Receivables	(39,584)	16,436
Inventories	(41,545)	(34,413)
Prepaid expenses and other assets	(11,636)	(10,624)
Accounts payable	28,895	(11,338)
Accrued expenses	20,157	3,272
Other noncurrent liabilities	(1,627)	240
Income taxes refundable	(1,732)	4,831
Net cash flows from operating activities	134,404	127,254
Cash flows from investing activities:
Purchase of property, plant and equipment	(39,898)	(42,233)
Proceeds from sale of assets	1,575	3,938
Acquisitions, net of cash acquired	(5,362)	—
Proceeds from settlement of net investment hedge	5,123	—
Other, net	(3,462)	(2,824)
Net cash flows from investing activities	(42,024)	(41,119)
Cash flows from financing activities:
Net borrowings under short-term agreements	(549)	(128)
Principal payments on long-term borrowings	(658)	(1,563)
Dividends paid	(25,386)	(25,604)
Dividends to noncontrolling interest	(3,895)	(2,527)
Purchase of noncontrolling interest	—	(11,009)
Purchase of treasury shares	—	(46,581)
Proceeds from exercises under stock plans	12,446	6,509
Purchase of common treasury shares—stock plan exercises	(3,929)	(1,453)
Net cash flows from financing activities	(21,971)	(82,356)
Effect of exchange rate changes on cash and cash equivalents	23,133	(3,478)
Net change in cash and cash equivalents	93,542	301
Cash and cash equivalents—beginning of year	399,948	349,074
Cash and cash equivalents—end of period	$493,490	$349,375
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	103,168	—	—	3,966	107,134
Other comprehensive income (loss)	—	—	—	1,249	—	1,766	3,015
Cash dividends declared	—	—	(25,482)	—	—	—	(25,482)
Dividends to noncontrolling interests	—	—	—	—	—	(2,527)	(2,527)
Purchase of noncontrolling interests	—	(137)	—	—	—	(10,872)	(11,009)
Purchase of treasury shares; 384,622 shares acquired	—	—	—	—	(46,581)	—	(46,581)
Stock plan exercises; 10,747 shares acquired	—	—	—	—	(1,453)	—	(1,453)
Stock options exercised; 68,631 shares issued	—	(6,435)	4,582	—	8,362	—	6,509
Stock option expense	—	4,358	—	—	—	—	4,358
Stock awards; 6,725 shares issued	—	2,214	—	—	912	—	3,126
Balance at September 24, 2016	$27,900	$—	$1,811,947	$(265,969)	$(610,680)	$39,103	$1,002,301
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	119,851	—	—	4,098	123,949
Other comprehensive income (loss)	—	—	—	58,257	—	454	58,711
Cash dividends declared	—	—	(25,417)	—	—	—	(25,417)
Dividends to noncontrolling interests	—	—	—	—	—	(3,895)	(3,895)
Stock plan exercises; 24,672 shares acquired	—	—	—	—	(3,929)	—	(3,929)
Stock options exercised; 106,351 shares issued	—	(7,300)	5,445	—	14,301	—	12,446
Stock option expense	—	3,868	—	—	—	—	3,868
Stock awards; 6,034 shares issued	—	3,432	—	—	844	—	4,276
Balance at September 30, 2017	$27,900	$—	$1,974,601	$(288,102)	$(601,565)	$39,761	$1,152,595

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 30, 2017, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 30, 2017 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 31, 2016. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 36% and 38% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 30, 2017 and December 31, 2016. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $40,886 and $38,047 at September 30, 2017 and December 31, 2016, respectively.
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials and purchased parts	$175,222	$143,659
Work-in-process	35,126	27,291
Finished goods and manufactured goods	233,772	217,125
Subtotal	444,120	388,075
Less: LIFO reserve	40,886	38,047
	$403,234	$350,028

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2017	2016	2017	2016
United States	$28,886	$21,550	$115,082	$105,390
Foreign	21,675	22,239	59,210	51,486
	$50,561	$43,789	$174,292	$156,876
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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net periodic (benefit) expense:	2017	2016	2017	2016
Interest cost	$4,676	$6,092	$13,475	$19,134
Expected return on plan assets	(5,277)	(5,565)	(15,208)	(17,648)
Amortization of actuarial loss	768	—	2,214	—
Net periodic expense	$167	$527	$481	$1,486
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At September 30, 2017, 704,818 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2017	2016	2017	2016
Compensation expense	$1,290	$1,399	$3,868	$4,358
Income tax benefits	496	539	1,489	1,678
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,283 ($35,784 at December 31, 2016) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,779 and $2,016 as of September 30, 2017 and December 31, 2016, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,062	$41,062	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$37,800	$37,800	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 30, 2017 and December 31, 2016:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(251,228)	$7,978	$(103,109)	$(346,359)
Current-period comprehensive income (loss)	60,017	(1,760)	—	58,257
Balance at September 30, 2017	$(191,211)	$6,218	$(103,109)	$(288,102)

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
In the third quarter of 2017, the Company entered into two six-month foreign currency forward contracts which qualified as net investment hedges, in order to mitigate foreign currency risk on our grinding media business that is denominated in both Australian dollars and British pounds. The Company announced its intention to divest of this business in August 2017 and regulatory approval in Australia is currently pending. The forward contracts have a maturity date of January 2018 and a notional amount to sell Australian dollars and British pounds to receive $27,000 and $18,500, respectively. The unrealized loss recorded at September 30, 2017 is $740 and is included in Accounts Payable on the Consolidated Balance Sheets. No ineffectiveness has resulted from the hedge and the balance is recorded in the Consolidated Statement of Other Comprehensive Income within gain/(loss) on hedging activities. When the forward contract matures, the realized gain/(loss) will be deferred in Other Comprehensive Income where it will remain until the grinding media business is divested.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows, which provides more specific guidance on cash flow presentation for certain transactions. ASU 2016-15 is effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect the provisions of this new standard will have a material impact on the consolidated financial statements and plans to adopt it in the first quarter of 2018.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for periods and fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in the third quarter of 2017 which is the same period as it performs the annual goodwill impairment testing.

In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. ASU 2017-07 is effective for periods and fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements have not been issued. The Company does not believe this ASU will have a material impact on the consolidated financial statements and plans to adopt this ASU in the first quarter of 2018.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for periods and fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period post issuance. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS
On July 31, 2017, the Company purchased Aircon Guardrails Private Limited ("Aircon") for $5,362 in cash, net of cash acquired, plus assumed liabilities. Aircon produces highway safety systems including guardrails, structural metal products, and solar structural products in India with annual sales of approximately $10,000. In the preliminary purchase price allocation, goodwill of $3,327 and $2,109 of customer relationships and other intangible assets were recorded. Goodwill is not deductible for tax purposes. This business is included in the Engineered Support Structures segment and was acquired to expand the Company's geographic presence in the Asia-Pacific region. The Company expects to finalize the purchase price allocation in the fourth quarter of 2017. Proforma disclosures were omitted as this business does not have a significant impact on the Company's financial results.
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

In 2016, the Company identified and executed further region specific restructuring activities (the "2016 Plan") and incurred $5,045 of pre-tax restructuring expenses in cost of sales and $2,780 of pre-tax restructuring expense in SG&A in 2016. Within the total $7,825, were pre-tax asset impairments of $1,099. The 2016 Plan was primarily completed by year-end 2016. The Energy and Mining segment incurred $1,607, the Coatings segment incurred $305, and Corporate incurred approximately $225 of restructuring expenses during the third quarter of 2016. A significant change in market conditions in any of the Company's segments may affect the Company's assessment of necessity for further restructuring activities.

Liabilities recorded for the restructuring plans and changes therein for the first three quarters of fiscal 2017 were as follows:

	Balance at December 31, 2016	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 30, 2017
Severance	$1,597	$—	$(1,597)	$—
Other cash restructuring expenses	4,581	—	(3,377)	1,204
Total	$6,178	$—	$(4,974)	$1,204

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$200,269	$126,845	13 years
Proprietary Software & Database	3,687	3,111	8 years
Patents & Proprietary Technology	6,633	3,859	11 years
Other	4,807	4,032	3 years
	$215,396	$137,847

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$191,316	$111,342	13 years
Proprietary Software & Database	3,616	3,056	8 years
Patents & Proprietary Technology	6,434	3,420	11 years
Other	3,713	3,668	3 years
	$205,079	$121,486
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively was as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
2017	2016	2017	2016
4,025	3,964	11,792	12,037
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2017	$15,823
2018	14,492
2019	13,718
2020	12,608
2021	10,474
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016	Year Acquired
Webforge	$9,362	$8,624	2010
Valmont SM	9,839	8,765	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,633	7,032	2010
Donhad	5,758	5,305	2010
Shakespeare	4,000	4,000	2014
Industrial Galvanizers	2,390	2,201	2010
Other	14,448	13,747
	$64,541	$60,785
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
The Company’s trade names were tested for impairment in the third quarter of 2017. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.
Goodwill
The carrying amount of goodwill by segment as of September 30, 2017 and December 31, 2016 was as follows:

	Engineered Support Structures Segment	Energy & Mining Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Balance at December 31, 2016	$94,314	$72,212	$75,404	$59,569	$19,611	$321,110
Foreign currency translation	4,568	6,704	—	951	94	12,317
Acquisitions	3,327	—	—	—	—	3,327
Balance at September 30, 2017	$102,209	$78,916	$75,404	$60,520	$19,705	$336,754

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company’s annual impairment test of goodwill was performed during the third quarter of 2017, using the discounted cash flow method. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $14,645 of goodwill, is the reporting unit with the smallest cushion between its estimated fair value and its carrying value. Sales and profitability amounts for the first nine months of 2017 approximated the amounts in the 2016 annual impairment model. The 2017 model assumes continued expansion into other highly engineered steel product offerings, such as utility support structures, where the reporting unit completed profitable projects in the past. The Company will continue to monitor the outlook for wind energy in Europe and oil and natural gas prices, which will affect the sales demand assumptions in the five year model for this reporting unit. If demand for off and onshore structures for wind energy changes significantly, the Company will perform an interim impairment test for goodwill. The Company also tracks changes in the global economy that could impact future operating results of any of its reporting units.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 30, 2017 and September 24, 2016 were as follows:

	2017	2016
Interest	$22,732	$24,036
Income taxes	52,823	47,954

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 30, 2017:
Net earnings attributable to Valmont Industries, Inc.	$35,208	$—	$35,208
Shares outstanding (000 omitted)	22,527	224	22,751
Per share amount	$1.56	$(0.01)	$1.55
Thirteen weeks ended September 24, 2016:
Net earnings attributable to Valmont Industries, Inc.	$28,173	$—	$28,173
Shares outstanding (000 omitted)	22,505	154	22,659
Per share amount	$1.25	$(0.01)	$1.24
Thirty-nine weeks ended September 30, 2017:
Net earnings attributable to Valmont Industries, Inc.	$119,851	$—	$119,851
Shares outstanding (000 omitted)	22,505	212	22,717
Per share amount	$5.33	$(0.05)	$5.28
Thirty-nine weeks ended September 24, 2016:
Net earnings attributable to Valmont Industries, Inc.	$103,168	$—	$103,168
Shares outstanding (000 omitted)	22,602	139	22,741
Per share amount	$4.56	$(0.02)	$4.54
At September 24, 2016, there were 378,566 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$175,184	$159,089	$498,034	$468,582
Communication Products	46,324	44,095	121,613	115,489
Engineered Support Structures segment	221,508	203,184	619,647	584,071
Energy and Mining segment:
Offshore and Other Complex Steel Structures	25,046	27,330	75,372	76,207
Grinding Media	19,800	20,681	60,466	61,189
Access Systems	34,909	33,541	99,096	97,297
Energy and Mining segment	79,755	81,552	234,934	234,693
Utility Support Structures segment:
Steel	160,948	131,085	471,072	379,157
Concrete	18,811	19,582	67,921	67,275
Utility Support Structures segment	179,759	150,667	538,993	446,432
Coatings segment	82,593	70,082	235,842	213,961
Irrigation segment	147,428	127,809	502,939	438,575
Total	711,043	633,294	2,132,355	1,917,732
INTERSEGMENT SALES:
Engineered Support Structures segment	11,736	10,076	48,399	29,202
Energy & Mining segment	6	319	6	3,386
Utility Support Structures segment	1,231	276	2,448	538
Coatings segment	14,913	10,079	44,230	31,778
Irrigation segment	2,378	2,297	6,283	5,727
Total	30,264	23,047	101,366	70,631
NET SALES:
Engineered Support Structures segment	209,772	193,108	571,248	554,869
Energy & Mining segment	79,749	81,233	234,928	231,307
Utility Support Structures segment	178,528	150,391	536,545	445,894
Coatings segment	67,680	60,003	191,612	182,183
Irrigation segment	145,050	125,512	496,656	432,848
Total	$680,779	$610,247	$2,030,989	$1,847,101

OPERATING INCOME:
Engineered Support Structures segment	$16,226	$20,323	$45,683	$53,615
Energy & Mining segment	1,417	3,941	9,195	9,184
Utility Support Structures segment	22,108	16,195	65,005	48,201
Coatings segment	14,577	11,696	36,091	37,132
Irrigation segment	18,235	15,308	83,196	75,216
Adjustment to LIFO inventory valuation method	(1,626)	(2,066)	(2,839)	(3,192)
Corporate	(11,014)	(12,157)	(33,616)	(32,745)
Total	$59,923	$53,240	$202,715	$187,411

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$284,538	$113,243	$343,818	$(60,820)	$680,779
Cost of sales	216,039	88,757	272,959	(60,570)	517,185
Gross profit	68,499	24,486	70,859	(250)	163,594
Selling, general and administrative expenses	46,451	12,046	45,174	—	103,671
Operating income	22,048	12,440	25,685	(250)	59,923
Other income (expense):
Interest expense	(10,884)	(3,989)	(306)	3,989	(11,190)
Interest income	268	9	5,023	(3,989)	1,311
Other	1,379	11	(873)	—	517
	(9,237)	(3,969)	3,844	—	(9,362)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	12,811	8,471	29,529	(250)	50,561
Income tax expense (benefit):
Current	9,030	3,082	9,059	(8)	21,163
Deferred	(3,474)	—	(3,794)	—	(7,268)
	5,556	3,082	5,265	(8)	13,895
Earnings before equity in earnings of nonconsolidated subsidiaries	7,255	5,389	24,264	(242)	36,666
Equity in earnings of nonconsolidated subsidiaries	27,953	9,965	—	(37,918)	—
Net earnings	35,208	15,354	24,264	(38,160)	36,666
Less: Earnings attributable to noncontrolling interests	—	—	(1,458)	—	(1,458)
Net earnings attributable to Valmont Industries, Inc	$35,208	$15,354	$22,806	$(38,160)	$35,208

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine Weeks Ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$893,988	$352,827	$967,130	$(182,956)	$2,030,989
Cost of sales	666,060	271,620	764,607	(182,777)	1,519,510
Gross profit	227,928	81,207	202,523	(179)	511,479
Selling, general and administrative expenses	143,590	35,555	129,619	—	308,764
Operating income	84,338	45,652	72,904	(179)	202,715
Other income (expense):
Interest expense	(32,672)	(10,040)	(640)	10,040	(33,312)
Interest income	563	33	12,649	(10,040)	3,205
Other	3,900	42	(2,258)	—	1,684
	(28,209)	(9,965)	9,751	—	(28,423)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	56,129	35,687	82,655	(179)	174,292
Income tax expense (benefit):
Current	19,487	13,184	17,612	(19)	50,264
Deferred	2,065	—	(1,986)	—	79
	21,552	13,184	15,626	(19)	50,343
Earnings before equity in earnings of nonconsolidated subsidiaries	34,577	22,503	67,029	(160)	123,949
Equity in earnings of nonconsolidated subsidiaries	85,274	15,281	—	(100,555)	—
Net earnings	119,851	37,784	67,029	(100,715)	123,949
Less: Earnings attributable to noncontrolling interests	—	—	(4,098)	—	(4,098)
Net earnings attributable to Valmont Industries, Inc	$119,851	$37,784	$62,931	$(100,715)	$119,851

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$35,208	$15,354	$24,264	$(38,160)	$36,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(3,613)	23,143	—	19,530
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(740)	—	—	—	(740)
Amortization cost included in interest expense	19	—	—	—	19
Equity in other comprehensive income	18,418	—	—	(18,418)	—
Other comprehensive income (loss)	17,697	(3,613)	23,143	(18,418)	18,809
Comprehensive income (loss)	52,905	11,741	47,407	(56,578)	55,475
Comprehensive income attributable to noncontrolling interests	—	—	(2,570)	—	(2,570)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$52,905	$11,741	$44,837	$(56,578)	$52,905

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine Weeks Ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$119,851	$37,784	$67,029	$(100,715)	$123,949
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	64,411	(3,940)	—	60,471
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(1,816)		—	—	(1,816)
Amortization cost included in interest expense	56	—	—	—	56
Equity in other comprehensive income	60,017	—	—	(60,017)	—
Other comprehensive income (loss)	58,257	64,411	(3,940)	(60,017)	58,711
Comprehensive income (loss)	178,108	102,195	63,089	(160,732)	182,660
Comprehensive income attributable to noncontrolling interests	—	—	(4,552)	—	(4,552)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$178,108	$102,195	$58,537	$(160,732)	$178,108

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$118,499	$4,167	$370,824	$—	$493,490
Receivables, net	152,290	69,781	270,771	—	492,842
Inventories	141,774	46,747	219,046	(4,333)	403,234
Prepaid expenses, restricted cash, and other assets	8,903	1,023	40,138	—	50,064
Refundable income taxes	8,493	—	—	—	8,493
Total current assets	429,959	121,718	900,779	(4,333)	1,448,123
Property, plant and equipment, at cost	558,484	158,087	453,283	—	1,169,854
Less accumulated depreciation and amortization	369,620	82,708	195,102	—	647,430
Net property, plant and equipment	188,864	75,379	258,181	—	522,424
Goodwill	20,108	110,562	206,084	—	336,754
Other intangible assets	144	32,204	109,742	—	142,090
Investment in subsidiaries and intercompany accounts	1,392,533	1,180,732	1,029,831	(3,603,096)	—
Other assets	47,613	—	113,167	—	160,780
Total assets	$2,079,221	$1,520,595	$2,617,784	$(3,607,429)	$2,610,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$949	$—	$949
Notes payable to banks	—	—	197	—	197
Accounts payable	59,467	8,032	148,605	—	216,104
Accrued employee compensation and benefits	40,760	8,293	32,441	—	81,494
Accrued expenses	44,896	9,222	52,120	—	106,238
Dividends payable	8,478	—	—	—	8,478
Total current liabilities	153,601	25,547	234,312	—	413,460
Deferred income taxes	15,617	—	12,566	—	28,183
Long-term debt, excluding current installments	750,933	185,674	10,060	(192,465)	754,202
Defined benefit pension liability	—	—	199,562	—	199,562
Deferred compensation	43,077	—	5,535	—	48,612
Other noncurrent liabilities	3,159	5	10,393	—	13,557
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	166,789	1,107,536	(1,274,325)	—
Retained earnings	1,974,601	684,532	636,283	(1,320,815)	1,974,601
Accumulated other comprehensive income (loss)	(288,102)	98	(286,906)	286,808	(288,102)
Treasury stock	(601,565)	—	—	—	(601,565)
Total Valmont Industries, Inc. shareholders’ equity	1,112,834	1,309,369	2,105,595	(3,414,964)	1,112,834
Noncontrolling interest in consolidated subsidiaries	—	—	39,761	—	39,761
Total shareholders’ equity	1,112,834	1,309,369	2,145,356	(3,414,964)	1,152,595
Total liabilities and shareholders’ equity	$2,079,221	$1,520,595	$2,617,784	$(3,607,429)	$2,610,171

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$119,851	$37,784	$67,029	$(100,715)	$123,949
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,600	11,130	32,770	—	63,500
Noncash loss on trading securities	—	—	395	—	395
Stock-based compensation	7,300	—	—	—	7,300
Defined benefit pension plan expense	—	—	481	—	481
Contribution to defined benefit pension plan	—	—	(26,064)	—	(26,064)
Decrease in restricted cash - pension plan trust	—	—	12,568	—	12,568
Loss (gain) on sale of property, plant and equipment	(725)	59	(66)	—	(732)
Equity in earnings in nonconsolidated subsidiaries	(85,274)	(15,281)	—	100,555	—
Deferred income taxes	2,065	—	(1,986)	—	79
Changes in assets and liabilities:
Receivables	(16,190)	(9,259)	(14,135)	—	(39,584)
Inventories	(15,105)	(1,290)	(25,329)	179	(41,545)
Prepaid expenses and other assets	(2,501)	(144)	(8,991)	—	(11,636)
Accounts payable	7,196	(7,700)	29,399	—	28,895
Accrued expenses	20,887	(4,971)	4,241	—	20,157
Other noncurrent liabilities	(381)	—	(1,246)	—	(1,627)
Income taxes payable (refundable)	(11,403)	802	8,869	—	(1,732)
Net cash flows from operating activities	45,320	11,130	77,935	19	134,404
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,046)	(5,952)	(19,900)	—	(39,898)
Proceeds from sale of assets	745	(48)	878	—	1,575
Acquisitions, net of cash acquired	—	—	(5,362)	—	(5,362)
Proceeds from settlement of net investment hedge	5,123	—	—	—	5,123
Other, net	15,714	(8,985)	(10,172)	(19)	(3,462)
Net cash flows from investing activities	7,536	(14,985)	(34,556)	(19)	(42,024)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(549)	—	(549)
Principal payments on long-term borrowings		—	(658)	—	(658)
Dividends paid	(25,386)	—	—	—	(25,386)
Dividends to noncontrolling interest	—		(3,895)	—	(3,895)
Intercompany dividends	22,662	—	(22,662)	—	—
Intercompany interest on long-term note	—	(5,669)	5,669	—	—
Intercompany capital contribution	(7,375)	7,375	—	—	—
Proceeds from exercises under stock plans	12,446	—	—	—	12,446
Purchase of common treasury shares - stock plan exercises	(3,929)	—	—	—	(3,929)
Net cash flows from financing activities	(1,582)	1,706	(22,095)	—	(21,971)
Effect of exchange rate changes on cash and cash equivalents	—	245	22,888	—	23,133
Net change in cash and cash equivalents	51,274	(1,904)	44,172	—	93,542
Cash and cash equivalents—beginning of year	67,225	6,071	326,652	—	399,948
Cash and cash equivalents—end of period	$118,499	$4,167	$370,824	$—	$493,490

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 24, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$103,168	$32,941	$49,778	$(78,753)	$107,134
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,482	9,897	30,863	—	61,242
Noncash loss on trading securities	—	—	973	—	973
Impairment of assets - restructuring activities	—	—	618	—	618
Stock-based compensation	6,572	—	—	—	6,572
Change in fair value of contingent consideration	—	—	(3,527)	—	(3,527)
Defined benefit pension plan expense	—	—	1,486	—	1,486
Contribution to defined benefit pension plan	—	—	(712)	—	(712)
Increase in restricted cash - pension plan trust	—	—	(13,652)	—	(13,652)
Loss (gain) on sale of property, plant and equipment	2	117	131	—	250
Equity in earnings in nonconsolidated subsidiaries	(69,876)	(7,859)	—	77,735	—
Deferred income taxes	(1,834)	—	300	—	(1,534)
Changes in assets and liabilities:
Receivables	(10,501)	14,969	11,968	—	16,436
Inventories	(11,847)	(5,024)	(19,041)	1,499	(34,413)
Prepaid expenses	(4,526)	76	(6,174)	—	(10,624)
Accounts payable	(16,605)	2,530	2,737	—	(11,338)
Accrued expenses	11,179	(7,218)	(689)	—	3,272
Other noncurrent liabilities	(252)	5	487	—	240
Income taxes payable (refundable)	19,132	(16,444)	2,143	—	4,831
Net cash flows from operating activities	45,094	23,990	57,689	481	127,254
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,699)	(17,944)	(18,590)	—	(42,233)
Proceeds from sale of assets	36	84	3,818	—	3,938
Other, net	13,070	(4,488)	(10,925)	(481)	(2,824)
Net cash flows from investing activities	7,407	(22,348)	(25,697)	(481)	(41,119)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	(128)	—	(128)
Principal payments on long-term borrowings	(215)	—	(1,348)	—	(1,563)
Dividends paid	(25,604)	—	—	—	(25,604)
Dividends to noncontrolling interest	—	—	(2,527)	—	(2,527)
Purchase of noncontrolling interest	(137)	—	(10,872)	—	(11,009)
Proceeds from exercises under stock plans	6,509	—	—	—	6,509
Purchase of treasury shares	(46,581)	—	—	—	(46,581)
Purchase of common treasury shares - stock plan exercises	(1,453)	—	—	—	(1,453)
Net cash flows from financing activities	(67,481)	—	(14,875)	—	(82,356)
Effect of exchange rate changes on cash and cash equivalents	—	168	(3,646)	—	(3,478)
Net change in cash and cash equivalents	(14,980)	1,810	13,471	—	301
Cash and cash equivalents—beginning of year	62,281	4,008	282,785	—	349,074
Cash and cash equivalents—end of period	$47,301	$5,818	$296,256	$—	$349,375

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 30, 2017	September 24, 2016	% Incr. (Decr.)	September 30, 2017	September 24, 2016	% Incr. (Decr.)
Consolidated
Net sales	$680.8	$610.2	11.6%	$2,031.0	$1,847.1	10.0%
Gross profit	163.6	155.0	5.5%	511.5	491.1	4.2%
as a percent of sales	24.0%	25.4%		25.2%	26.6%
SG&A expense	103.7	101.8	1.9%	308.8	303.7	1.7%
as a percent of sales	15.2%	16.7%		15.2%	16.4%
Operating income	59.9	53.2	12.6%	202.7	187.4	8.2%
as a percent of sales	8.8%	8.7%		10.0%	10.1%
Net interest expense	9.9	10.3	(3.9)%	30.1	31.0	(2.9)%
Effective tax rate	27.5%	32.6%		28.9%	31.7%
Net earnings	$35.2	$28.2	24.8%	$119.9	$103.2	16.2%
Diluted earnings per share	$1.55	$1.24	25.0%	$5.28	$4.54	16.3%
Engineered Support Structures (ESS)
Net sales	$209.8	$193.1	8.6%	$571.3	$554.9	3.0%
Gross profit	50.9	54.3	(6.3)%	145.2	156.9	(7.5)%
SG&A expense	34.6	34.0	1.8%	99.5	103.3	(3.7)%
Operating income	16.3	20.3	(19.7)%	45.7	53.6	(14.7)%
Energy and Mining (E&M)
Net sales	$79.7	$81.2	(1.8)%	$234.9	$231.3	1.6%
Gross profit	12.5	14.8	(15.5)%	41.6	41.6	—%
SG&A expense	11.1	10.9	1.8%	32.4	32.5	(0.3)%
Operating income	1.4	3.9	(64.1)%	9.2	9.1	1.1%
Utility Support Structures (Utility)
Net sales	$178.5	$150.4	18.7%	$536.5	$445.9	20.3%
Gross profit	39.4	31.8	23.9%	115.4	94.2	22.5%
SG&A expense	17.3	15.6	10.9%	50.4	46.0	9.6%
Operating income	22.1	16.2	36.4%	65.0	48.2	34.9%
Coatings
Net sales	$67.7	$60.0	12.8%	$191.6	$182.2	5.2%
Gross profit	20.3	17.9	13.4%	58.5	59.1	(1.0)%
SG&A expense	5.8	6.2	(6.5)%	22.5	22.0	2.3%
Operating income	14.5	11.7	23.9%	36.0	37.1	(3.0)%
Irrigation
Net sales	$145.1	$125.5	15.6%	$496.7	$432.8	14.8%
Gross profit	42.1	38.1	10.5%	153.6	141.4	8.6%
SG&A expense	23.9	22.7	5.3%	70.4	66.1	6.5%
Operating income	18.2	15.4	18.2%	83.2	75.3	10.5%
Adjustment to LIFO inventory valuation method
Gross profit	$(1.6)	$(2.1)	NM	$(2.8)	$(3.2)	NM
Operating income	(1.6)	(2.1)	NM	(2.8)	(3.2)	NM
Net corporate expense
Gross profit	$—	$0.3	NM	$—	$1.1	NM
SG&A expense	11.0	12.4	(11.3)%	33.6	33.8	(0.6)%
Operating loss	(11.0)	(12.1)	9.1%	(33.6)	(32.7)	(2.8)%
NM=Not meaningful

Overview
On a consolidated basis, the increase in net sales in the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, reflected higher sales in all reportable segments except for the Energy & Mining segment. On a year-to-date basis, higher consolidated sales in 2017, as compared to 2016, reflected increases across all reportable segments. The changes in net sales in the third quarter and first three quarters of fiscal 2017, as compared with fiscal 2016, were as follows:

	Third quarter
	Total	ESS	E&M	Utility	Coatings	Irrigation
Sales - 2016	$610.2	$193.1	$81.2	$150.4	$60.0	$125.5
Volume	29.7	15.9	(6.9)	1.6	1.5	17.6
Pricing/mix	31.7	(3.5)	2.0	26.5	5.6	1.1
Acquisitions	1.6	1.6	—	—	—	—
Currency translation	7.6	2.7	3.4	—	0.6	0.9
Sales - 2017	$680.8	$209.8	$79.7	$178.5	$67.7	$145.1

	Year-to-date
	Total	ESS	E&M	Utility	Coatings	Irrigation
Sales - 2016	$1,847.1	$554.9	$231.3	$445.9	$182.2	$432.8
Volume	110.4	20.4	(4.9)	48.2	(5.6)	52.3
Pricing/mix	63.1	(2.2)	5.1	42.4	14.5	3.3
Acquisitions	1.6	1.6	—	—	—	—
Currency translation	8.8	(3.4)	3.4	—	0.5	8.3
Sales - 2017	$2,031.0	$571.3	$234.9	$536.5	$191.6	$496.7
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, resulting in higher average cost of material. We expect that average selling prices will increase over time to offset the decrease in gross profit realized from the higher cost of steel for the Company.

In the third quarter of 2017, the two hurricanes in the continental United States negatively impacted 10 of our facilities by interrupting production and delivery schedules. This impacted certain locations in the ESS, Coatings, and Utility segments. The Company acquired a highway business in India ("Aircon") in the third quarter of 2017 that is included in our ESS segment.

Restructuring Plan

In July 2016, the Company identified a restructuring plan in Australia/New Zealand (the "2016 Plan") focused primarily on closing and consolidating locations within the Energy and Mining and Coatings segments. The Company incurred pre-tax expenses from the 2016 Plan of $2.1 million in the third quarter of 2016. The Energy and Mining segment incurred approximately $1.6 million, the Coatings segment incurred approximately $0.3 million, and Corporate incurred approximately $0.2 million of restructuring expenses during the third quarter of 2016.

Currency Translation

In the third quarter and first three quarters of fiscal 2017, we realized an increase in operating profit, as compared with fiscal 2016, due to currency translation effects. The U.S. dollar primarily weakened against the Brazilian real and South African rand, resulting in more operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	E&M	Utility	Coatings	Irrigation	Corporate
Third quarter	$0.4	$0.2	$0.1	$—	$0.1	$—	$—

Year-to-date	$1.3	$0.1	$0.1	$—	$(0.1)	$1.2	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the third quarter and first three quarters of 2017, as compared with the same periods in 2016, was primarily due to higher raw material prices across most of our businesses. Gross profit increased in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, due to increased sales volumes in most operating segments. The Irrigation and Utility segments realized increases in the third quarter and first three quarters of 2017, while ESS and Energy & Mining realized a decrease in gross profit primarily due to sales pricing that did not fully recover higher raw material costs and an unfavorable sales mix. The Coatings segment realized higher gross profit in the third quarter, but lower gross profit in the first three quarters of 2017 as compared to the same periods in fiscal 2016.

The Company saw an increase in SG&A in the third quarter and first three quarters of fiscal 2017, as compared to the same periods in 2016, due to higher incentive expenses related to improved business operations. In addition, the Company incurred higher deferred compensation expenses in the first three quarters of 2017 of $1.7 million, which was offset by the same amount of other income.

    In the third quarter of 2017, as compared to 2016, operating income for all operating segments were higher except for the ESS and Energy & Mining segments. On a year-to-date basis, operating income was higher in 2017 for the Utility and Irrigation segments and lower for the ESS and Coatings segments. The increase in operating income in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, is primarily attributable to increased sales volumes in the Utility and Irrigation segments.

Net Interest Expense and Debt

Net interest expense in the third quarter and first three quarters of 2017, as compared with the same periods in 2016, was consistent due to minimal changes in short and long-term borrowings. Interest income increased due to more cash on hand to invest.

Other Income/Expense

The change in other income/expense in the third quarter and first three quarters of 2017, as compared with the same periods in 2016, was primarily due to a change in valuation of deferred compensation assets. This change resulted in lower other income in the third quarter of $0.4 million but increased other income for the first three quarters of $1.7 million. This amount is offset by the same amount in SG&A expense. The change in the market value of the Company's shares held of Delta EMD was a $0.6 million smaller loss on a year-to-date basis when comparing 2017 to 2016. The remaining change was due to foreign currency transaction gains or losses.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of 2017 was 27.5% and 28.9%, respectively, compared to 32.6% and 31.7% in the third quarter and first three quarters of 2016, respectively. A $1.9 million reversal of a valuation allowance against certain foreign net operating loss carryforwards in third quarter of 2017 contributed to the lower tax rate. In addition, the Company recorded $1.8 million of deferred income tax expense related to decreased future corporate tax rates in the United Kingdom in the third quarter of 2016.

Earnings attributable to noncontrolling interests was consistent in the third quarter and first three quarters of 2017, as compared to the same periods in 2016.

Cash Flows from Operations

Our cash flows provided by operations was $134.4 million in the first three quarters of fiscal 2017, as compared with $127.3 million provided by operations in the first three quarters of 2016. The increase in operating cash flow in the first three quarters of fiscal 2017, as compared with 2016, was primarily the result of improved net earnings mostly offset by higher net working capital tied to increased sales volumes.

Engineered Support Structures (ESS) segment
The increase in sales in the third quarter and first three quarters of fiscal 2017, as compared with the same periods of 2016, was due to improved roadway product sales volumes and higher communication product line sales volumes.
Global lighting and traffic, and roadway product sales in the third quarter and first three quarters of 2017 were higher compared to the same periods in fiscal 2016, primarily due to increased sales volumes in roadway product sales, which is a product line outside of North America. In the third quarter and first three quarters of 2017, as compared to 2016, sales volumes in the U.S. were lower across commercial and transportation markets. The 2015 long-term U.S. highway bill has not yet provided a meaningful uplift for our North America structures business. Sales in Europe were higher in the third quarter but lower in the first three quarters of 2017 compared to the same periods in fiscal 2016. The domestic markets in general remain subdued in Europe. The increase in sales volume was partially offset by unfavorable currency translation effects on a year-to-date basis.
Communication product line sales were higher in the third quarter and first three quarters of fiscal 2017, as compared with the same periods in fiscal 2016. In both North America and Asia-Pacific, communication structure and component sales increased due to higher demand from the continued network expansion by providers.
Gross profit, as a percentage of sales, and operating income for the segment were lower in the third quarter and first three quarters of 2017, as compared with the same periods in 2016, due to margin contraction from higher raw material costs that the business was not able to fully recover through higher sales pricing. SG&A spending was higher in the third quarter of 2017, as compared to 2016, due to foreign currency translation effects. SG&A spending was lower in the first three quarters of 2017, as compared to 2016, due primarily to lower commissions owed on communication product line sales, reduced incentives due to decreased operating performance, and currency translation effects.
Energy & Mining (E&M) segment
The decrease in net sales in the third quarter of 2017, as compared to 2016, was due primarily to lower sales volumes that were partially offset by higher sales pricing and favorable currency translation effects. The increase in net sales in the first three quarters of 2017, as compared to 2016, was due to higher sales pricing and favorable currency translation effects.
Access systems product line net sales in the third quarter and first three quarters of 2017 were higher than the same periods in 2016 due to higher sales pricing and favorable currency translation effects. The increase was partially offset by lower external sales volumes in Asia.
Offshore and other complex structures sales decreased in the third quarter of 2017, as compared to the same period in 2016, due to lower volumes that were partially offset by favorable currency translation effects. Sales decreased in the first three quarters of 2017, as compared to 2016, due to lower sales pricing that was partially offset by volume improvements primarily in the wind tower product line.
Grinding media sales were down slightly in the third quarter and first three quarters of 2017, as compared to the same periods in 2016. A decrease in sales volumes was offset by higher sales pricing and favorable currency translation effects.

Operating income for the segment in the third quarter of 2017, as compared to 2016, was lower primarily due to sales pricing that did not fully recover higher material costs in the grinding media business. Operating income was comparable in the first three quarters of 2017 as compared to 2016, due to benefits realized in Access Systems from the 2016 restructuring activities offsetting the lower gross profit realized from higher material costs. SG&A expense was flat in the third quarter and first three quarters of 2017, as compared to the same periods in 2016. Restructuring costs incurred in the third quarter of 2016 and lower compensation costs were offset by currency translation effects in 2017.
Utility Support Structures (Utility) segment
In the Utility segment, sales increased in the third quarter of 2017, as compared with 2016, due to the higher costs of steel and a favorable sales mix. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. For the first three quarters of 2017, as compared to 2016, improved sales demand in North America resulted in increased sales volumes in tons for steel utility structures also contributed to the increase in sales. Sales volumes in tons for concrete utility structures were also higher in the third quarter and first three quarters of 2017, as compared to the same periods in 2016. International utility structures sales decreased in 2017 due to lower volumes.
Gross profit as a percentage of sales increased in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, due to improved pricing and sales mix. SG&A expense was higher in the third quarter and first three quarters of 2017, as compared with the same periods in 2016, due to higher incentive expense and commission expense attributed to the increased sales volumes. Operating income increased in the third quarter and first three quarters of 2017, as compared with 2016, due to the increased sales volumes and improved sales pricing.
Coatings segment
Coatings segment sales increased in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, due primarily to increased sales prices to recover higher zinc costs globally. External sales volumes in North America increased in the third quarter but were lower year-to-date, while intercompany volumes increased in the third quarter and first three quarters. In the Asia-Pacific region, improved demand/volume provided an increase in net sales.
SG&A expense was lower in the third quarter of 2017, as compared to 2016, due to restructuring actions undertaken in 2016 to reduce the cost structure in Australia. SG&A expense was comparable in the first three quarters of 2017, as compared to 2016. Operating income was higher in the third quarter of 2017 compared to 2016, due to improved sales pricing and restructuring actions undertaken in 2016. Operating income was lower in the first three quarters of 2017, as compared with 2016, due to costs incurred to start up our facility in Texas.
Irrigation segment
The increase in Irrigation segment net sales in the third quarter of 2017, as compared to 2016, was primarily due to sales volume increases for international irrigation. On a year-to-date basis in 2017 as compared to 2016, the sales increase is driven by improved volumes for both the domestic and international irrigation businesses. In North America, when comparing 2017 to the same periods of 2016, sales volumes were comparable in the third quarter but increased year-to-date primarily driven by markets outside the traditional corn-belt. In addition, higher equipment running times due to weather conditions resulted in higher service parts sales on a year-to-date basis. International sales increased in the third quarter and first three quarters of 2017, as compared to the same periods in 2016, due to volume increases across most regions and favorable foreign currency translation effects for Brazil and South Africa.
SG&A was higher in the third quarter and first three quarters of fiscal 2017, as compared with the same periods in 2016. The increase can primarily be attributed to higher incentive costs due to improved business results and currency translation effects related to the international irrigation business. Operating income for the segment increased in the third quarter and first three quarters of fiscal 2017 over the same periods in 2016, primarily due to North America and international irrigation sales volume increases, productivity improvements, and favorable foreign currency translation effects.
Net corporate expense
Corporate SG&A expense was lower in the third quarter of 2017, as compared to the same period in 2016, due to $0.4 million lower pension expense for the Delta Pension Plan and $0.4 million of lower deferred compensation expenses that is offset by the same amount in other expense. Net corporate expense slightly increased in the first three quarters of 2017 as compared to 2016, due to $1.7 million of higher deferred compensation expenses that is offset by a reduction of the same amount in other expense. This increase was partially offset by $1.0 million of lower pension expenses for the Delta Pension Plan.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $1,034.7 million at September 30, 2017, as compared to $903.4 million at December 31, 2016. The increase in net working capital in 2017 mainly resulted from increased receivables, cash on hand, and inventory, partially offset by higher accrued expenses and accounts payable. Cash flow provided by operations was $134.4 million in the first three quarters of 2017, as compared with $127.3 million in first three quarters of 2016. The increase in operating cash flow in the first three quarters of 2017, as compared to 2016, was primarily the result of higher net earnings tied to increased sales volumes and pricing that was mostly offset by a corresponding increase in working capital.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2017 was $39.9 million, as compared to $42.2 million for the same period in 2016. Capital spending projects in 2017 and 2016 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2017 fiscal year to be approximately $60 million.
Financing Cash Flows-Our total interest‑bearing debt decreased slightly to $755.3 million at September 30, 2017 from $756.4 million at December 31, 2016. Financing cash flows changed from a use of approximately $82.4 million in the first three quarters of fiscal 2016 to a use of $22.0 million in the first three quarters of fiscal 2017. The reduction of financing cash outflows in the first three quarters of 2017, as compared to 2016, was due to the Company purchasing $46.6 million of treasury shares under our share repurchase program and the purchase of certain noncontrolling interests totaling $11.0 million in 2016.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. No shares were repurchased during the first three quarters of 2017. As of September 30, 2017, we have approximately $132.2 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.
Our debt financing at September 30, 2017 is primarily long-term debt consisting of:

•	$250.2 million face value ($253.0 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$250 million face value ($248.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$250 million face value ($246.8 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

On October 18, 2017, we amended and restated our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto.  The credit facility provides for $600 million of committed unsecured revolving credit loans.  We may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments.  Our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., along with the Company, are borrowers under the credit facility.  The obligations arising under the credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc. and Valmont Queensland Pty. Ltd.

The amendments to the credit facility, which are adopted in the amended and restated credit agreement, include:

•	an extension of the maturity date of the credit facility from October 17, 2019 to October 18, 2022;

•	an increase in the available borrowings in foreign currencies from $200 million to $400 million;

•
a decrease in the range of commitment fees payable from 10 to 27.5 basis points to 10 to 25 basis points (the specific commitment fees payable on the average daily unused portion of the commitments under the credit facility depend on the credit rating of the Company's senior, unsecured, long-term debt);

•	a modification of the definition of "EBITDA" to add-back non-recurring cash and non-cash restructuring costs in an amount that does not exceed $75 million in any trailing twelve month period;

•	a modification of the leverage ratio permitting it to increase from 3.5X to 3.75X for the four consecutive fiscal quarters after certain material acquisitions;

•	implementing beneficial changes to certain of the baskets and exceptions in the negative covenants of the credit facility; and

•	updating the credit facility with certain market provisions.

At September 30, 2017 and December 31, 2016, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 30, 2017, we had the ability to borrow $585.2 million under this facility, after consideration of standby letters of credit of $14.8 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $113.0 million, $112.8 million of which was unused at September 30, 2017.

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

At September 30, 2017, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 30, 2017 were as follows:

Interest-bearing debt	$755,348
Adjusted EBITDA-last four quarters	345,590
Leverage ratio	2.19

Adjusted EBITDA-last four quarters	$345,590
Interest expense-last four quarters	44,445
Interest earned ratio	7.78

The calculation of Adjusted EBITDA-last four quarters (September 25, 2016 through September 30, 2017) is as follows:

Net cash flows from operations	$226,318
Interest expense	44,445
Income tax expense	42,666
Impairment of property, plant and equipment	(481)
Loss on investment	(8)
Change in fair value of contingent consideration	(285)
Deferred income tax benefit	22,072
Noncontrolling interest	(5,292)
Stock-based compensation	(10,659)
Increase in restricted cash - pension plan trust	(12,568)
Pension plan expense	(865)
Contribution to pension plan	26,840
Changes in assets and liabilities	29,167
Other	350
EBITDA	361,700
Reversal of contingent liability	(16,591)
Impairment of property, plant and equipment	481
Adjusted EBITDA	$345,590

Net earnings attributable to Valmont Industries, Inc.	$189,915
Interest expense	44,445
Income tax expense	42,666
Depreciation and amortization expense	84,674
EBITDA	361,700
Reversal of contingent liability	(16,591)
Impairment of property, plant, and equipment	481
Adjusted EBITDA	$345,590
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
We have not made any provision for U.S. income taxes in our financial statements on approximately $437.8 million of undistributed earnings of our foreign subsidiaries, as we intend to reinvest those earnings. Of our cash balances of $493.5 million at September 30, 2017, approximately $370.5 million is held in entities outside the United States. If we need to repatriate foreign cash balances to the United States to meet our cash needs, income taxes would be paid to the extent that those cash repatriations were undistributed earnings of our foreign subsidiaries. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes have not been provided, as the determination is not practicable.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies as described on pages 38-42 in our Form 10-K for the fiscal year ended December 31, 2016 during the quarter ended September 30, 2017.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended September 30, 2017. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
July 2, 2017 to July 29, 2017	—	$—	—	$132,172,000
July 30, 2017 to September 2, 2017	—	—	—	132,172,000
September 3, 2017 to September 30, 2017	—	—	—	132,172,000
Total	—	$—	—	$132,172,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 30, 2017, we have acquired 4,588,131 shares for approximately $617.8 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 1st day of November, 2017.

Index of Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.