Form 10-Q
period 2018-03-31
VALMONT INDUSTRIES INC
filed 2018-04-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,552,073
Outstanding shares of common stock as of April 20, 2018

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Product sales	$620,486	$572,952
Services sales	78,198	64,521
Net sales	698,684	637,473
Product cost of sales	476,264	426,847
Services cost of sales	53,180	46,021
Total cost of sales	529,444	472,868
Gross profit	169,240	164,605
Selling, general and administrative expenses	105,280	99,949
Operating income	63,960	64,656
Other income (expenses):
Interest expense	(11,074)	(11,304)
Interest income	1,267	927
Other	(1,141)	1,045
	(10,948)	(9,332)
Earnings before income taxes	53,012	55,324
Income tax expense:
Current	7,713	1,298
Deferred	4,819	14,065
	12,532	15,363
Net earnings	40,480	39,961
Less: Earnings attributable to noncontrolling interests	(1,199)	(982)
Net earnings attributable to Valmont Industries, Inc.	$39,281	$38,979
Earnings per share:
Basic	$1.74	$1.73
Diluted	$1.72	$1.72
Cash dividends declared per share	$0.375	$0.375
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,609	22,472
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,796	22,660
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Net earnings	$40,480	$39,961
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain	6,804	19,390
Gain/(loss) on hedging activities:
Net investment hedge, net of tax expense (benefit) of ($263) in 2018 and ($200) in 2017	(789)	(526)
Amortization cost included in interest expense	19	19
Cash flow hedges	(93)	—
Other comprehensive income (loss)	5,941	18,883
Comprehensive income	46,421	58,844
Comprehensive loss (income) attributable to noncontrolling interests	(4,747)	241
Comprehensive income attributable to Valmont Industries, Inc.	$41,674	$59,085

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$479,663	$492,805
Receivables, net	467,010	503,677
Inventories	370,005	420,948
Prepaid expenses and other assets	127,251	43,643
Assets held for sale	72,665	—
Refundable income taxes	6,749	11,492
Total current assets	1,523,343	1,472,565
Property, plant and equipment, at cost	1,137,152	1,165,687
Less accumulated depreciation and amortization	633,440	646,759
Net property, plant and equipment	503,712	518,928
Goodwill	327,874	337,720
Other intangible assets, net	129,540	138,599
Other assets	133,595	134,438
Total assets	$2,618,064	$2,602,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$951	$966
Notes payable to banks	377	161
Accounts payable	190,902	227,906
Accrued employee compensation and benefits	67,928	84,426
Accrued expenses	92,651	81,029
Liabilities held for sale	12,960	—
Dividends payable	8,493	8,510
Total current liabilities	374,262	402,998
Deferred income taxes	39,669	34,906
Long-term debt, excluding current installments	753,647	753,888
Defined benefit pension liability	195,490	189,552
Deferred compensation	48,597	48,526
Other noncurrent liabilities	21,043	20,585
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	1,996,474	1,954,344
Accumulated other comprehensive loss	(276,629)	(279,022)
Treasury stock	(602,504)	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,145,241	1,112,836
Noncontrolling interest in consolidated subsidiaries	40,115	38,959
Total shareholders’ equity	1,185,356	1,151,795
Total liabilities and shareholders’ equity	$2,618,064	$2,602,250
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net earnings	$40,480	$39,961
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,178	20,827
Noncash loss on trading securities	71	70
Impairment of property, plant and equipment	1,145	—
Stock-based compensation	2,775	2,494
Defined benefit pension plan expense	(594)	154
Contribution to defined benefit pension plan	(731)	(25,379)
(Gain)/loss on sale of property, plant and equipment	(280)	(102)
Deferred income taxes	4,819	14,065
Changes in assets and liabilities:
Receivables	29,794	(12,729)
Inventories	(1,201)	(34,817)
Prepaid expenses and other assets	(32,025)	(9,798)
Accounts payable	(29,449)	14,124
Accrued expenses	(6,407)	14,020
Other noncurrent liabilities	440	612
Income taxes refundable	3,033	(87)
Net cash flows from operating activities	33,048	23,415
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,248)	(14,168)
Proceeds from sale of assets	714	302
Acquisitions, net of cash acquired	(4,800)	—
Loss from settlement of net investment hedge	(863)	—
Other, net	(1,782)	(1,715)
Net cash flows from investing activities	(22,979)	(15,581)
Cash flows from financing activities:
Borrowings under short-term agreements	219	198
Principal payments on long-term borrowings	(249)	(215)
Dividends paid	(8,510)	(8,445)
Dividends to noncontrolling interest	(1,281)	(422)
Purchase of noncontrolling interest	(5,510)	—
Purchase of treasury shares	(14,790)	—
Proceeds from exercises under stock plans	2,972	8,894
Purchase of common treasury shares—stock plan exercises	(1,504)	(2,870)
Net cash flows from financing activities	(28,653)	(2,860)
Effect of exchange rate changes on cash and cash equivalents	5,442	7,726
Net change in cash and cash equivalents	(13,142)	12,700
Cash, cash equivalents, and restricted cash—beginning of year	492,805	412,516
Cash, cash equivalents, and restricted cash—end of period	$479,663	$425,216
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	38,979	—	—	982	39,961
Other comprehensive income (loss)	—	—	—	20,106	—	(1,223)	18,883
Cash dividends declared	—	—	(8,468)	—	—	—	(8,468)
Dividends to noncontrolling interests	—	—	—	—	—	(422)	(422)
Stock plan exercises; 17,985 shares acquired	—	—	—	—	(2,870)	—	(2,870)
Stock options exercised; 77,336 shares issued	—	(2,494)	928	—	10,460	—	8,894
Stock option expense	—	1,289	—	—	—	—	1,289
Stock awards; 1,583 shares issued	—	1,205	—	—	222	—	1,427
Balance at April 1, 2017	$27,900	$—	$1,906,161	$(326,253)	$(604,969)	$38,441	$1,041,280
Balance at December 30, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	39,281	—	—	1,199	40,480
Other comprehensive income (loss)	—	—	—	2,393	—	3,548	5,941
Cash dividends declared	—	—	(8,493)	—	—	—	(8,493)
Dividends to noncontrolling interests	—	—	—	—	—	(1,281)	(1,281)
Purchase of noncontrolling interests	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Addition of noncontrolling interest	—	—	—	—	—	3,200	3,200
Purchase of treasury shares; 101,387 shares acquired	—	—	—	—	(14,790)	—	(14,790)
Stock plan exercises; 9,548 shares acquired	—	—	—	—	(1,504)	—	(1,504)
Stock options exercised; 27,904 shares issued	—	(2,545)	1,571	—	3,946	—	2,972
Stock option expense	—	1,090	—	—	—	—	1,090
Stock awards; 1,840 shares issued	—	1,455	—	—	230	—	1,685
Balance at March 31, 2018	$27,900	$—	$1,996,474	$(276,629)	$(602,504)	$40,115	$1,185,356

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 31, 2018, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 31, 2018 and April 1, 2017, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 31, 2018 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2017 with the exception of the revenue recognition accounting policy which changed from adopting ASU 2014-09 and is discussed later within this footnote. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 37% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 31, 2018 and December 30, 2017. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $44,808 and $43,727 at March 31, 2018 and December 30, 2017, respectively.
Inventories consisted of the following:

	March 31, 2018	December 30, 2017
Raw materials and purchased parts	$176,554	$183,029
Work-in-process	20,197	30,671
Finished goods and manufactured goods	218,062	250,975
Subtotal	414,813	464,675
Less: LIFO reserve	44,808	43,727
	$370,005	$420,948

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen weeks ended March 31, 2018 and April 1, 2017, were as follows:

	Thirteen Weeks Ended
	2018	2017
United States	$41,765	$35,424
Foreign	11,247	19,900
	$53,012	$55,324
The Company estimated and recognized provisional amounts at December 30, 2017 for the following aspect of the 2017 Tax Act:

•
Deemed Repatriation transition tax: The Deemed Repatriation transition tax (“Transition Tax”) is a tax on unremitted foreign earnings of certain foreign subsidiaries, which subjected the Company's unremitted foreign earnings of approximately $400,000 to tax at certain specified rates less associated foreign tax credits. The Company recorded a provisional Transition Tax obligation of $9,890.

•
Indefinite reinvestment assertion: The Company's position is that unremitted foreign earnings subject to the Transition Tax are not indefinitely reinvested. The Company recorded a provisional amount of the deferred income taxes for foreign withholding taxes and U.S. state income taxes of $10,373 and $1,300, respectively. The Company also continues to gather additional information to determine its permanently reinvested position with respect to future foreign earnings.

•
No adjustments to these 2017 Tax Act amounts were recognized during the first quarter of 2018. However, the Company may adjust these provisional amounts in future quarters of 2018 after assessing additional implementation guidance as it becomes available.

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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 31, 2018 and April 1, 2017 were as follows:

	Thirteen Weeks Ended
Net periodic (benefit) expense:	2018	2017
Interest cost	$4,716	$4,321
Expected return on plan assets	(6,114)	(4,877)
Amortization of actuarial loss	804	710
Net periodic expense (benefit)	$(594)	$154

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Plans
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, non-vested stock awards and bonuses of common stock. At March 31, 2018, 550,606 shares of common stock remained available for issuance under the plans.
Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the grant's fifth anniversary.
Expiration of grants is from seven to ten years from the date of grant. The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively, were as follows:

	Thirteen Weeks Ended
	2018	2017
Compensation expense	$1,090	$1,289
Income tax benefits	273	496
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,118 ($39,091 at December 30, 2017) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,954 and $1,951 as of March 31, 2018 and December 30, 2017, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,072	$41,072	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,042	$41,042	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 31, 2018 and December 30, 2017:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(171,399)	$6,357	$(113,980)	$(279,022)
Current-period comprehensive income (loss)	3,256	(863)	—	2,393
Balance at March 31, 2018	$(168,143)	$5,494	$(113,980)	$(276,629)
Revenue Recognition
On December 31, 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company elected to use the modified retrospective approach for the adoption of the new revenue standard. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings, which impacted the Condensed Consolidated Balance Sheet as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Balance Sheet	December 30, 2017	ASC 606 Adjustments	December 31, 2017
Assets
Inventories	$420,948	$(36,243)	$384,705
Prepaid expenses and other current assets	43,643	51,507	95,150
Liabilities and shareholders' equity
Accrued expenses	81,029	2,043	83,072
Deferred income taxes	34,906	3,450	38,356
Retained earnings	1,954,344	9,771	1,964,115
The adoption of ASC 606 had the following impact on the Consolidated Balance Sheets and Consolidated Statements of Earnings for the thirteen weeks ended March 31, 2018:

Balance Sheet	As Reported	Balance Excluding ASC 606 Effects	Change
Assets
Inventories	$370,005	$425,956	$(55,951)
Prepaid expenses and other current assets	127,251	48,767	78,484
Liabilities and shareholders' equity
Accrued expenses	92,651	87,626	5,025
Deferred income taxes	39,669	35,539	4,130
Retained earnings	1,996,474	1,983,096	13,378

Statement of Earnings
Net Sales	$698,684	$670,874	$27,810
Operating Income	63,960	58,886	5,074
The Company determines the appropriate revenue recognition for our contracts by analyzing the type, terms and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue, and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as product when the performance obligation is related to the manufacturing of goods. Contract revenues are classified as service when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings segment.
Customer acceptance provisions exist only in the design stage of our products and acceptance of the design by the customer is required before the project is manufactured and delivered to the customer. The Company is not entitled to any compensation solely based on design of the product and does not recognize revenue associated with the design stage. There is one performance obligation for revenue recognition. No general rights of return exist for customers once the product has been delivered and the Company establishes provisions for estimated warranties. The Company does not sell extended warranties for any of its products.
Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less at contract inception.
Segment and Product Line Revenue Recognition
The global Utility segment revenues are derived from manufactured steel and concrete structures for the North America utility industry and offshore and other complex structures used in energy generation and distribution outside of the United States. Steel and concrete utility structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For our steel and concrete utility and wireless communication structure product lines, we generally recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Production of an order, once started, is typically completed within three months. Revenue from the offshore and other complex structures business is also recognized using an inputs method, based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain sales of steel and concrete structures; the Company has chosen to use the practical expedient to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.
The global ESS segment revenues are derived from the manufacture and distribution of engineered metal, composite structures and components for lighting and traffic and roadway safety, engineered access systems, and wireless communication. For the lighting and traffic and roadway safety product lines, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. For Access Systems, revenue is generally recognized upon delivery of goods to the customer which is the same point in time that the customer is billed. The wireless communication product line has large regional customers who have unique product specifications for communication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production. For the remaining wireless communication product line customers which do not provide a contractual right to bill for work completed on a canceled order, revenue is recognized upon shipment or delivery of the goods to the customer which is the same point in time that the customer is billed.
The global Coatings segment revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the coating service has been performed and the goods are ready to be picked up or delivered to the customer which is the same time that the customer is billed.
The global Irrigation segment revenues are derived from the manufacture of agricultural irrigation equipment and related parts and services for the agricultural industry and tubular products for industrial customers. Revenue recognition for the irrigation segment is generally upon shipment of the goods to the customer which is the same point in time that the customer is billed. The remote monitoring subscription services are primarily billed annually and revenue is recognized on a straight-line basis over the subsequent twelve months.
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen weeks ended March 31, 2018 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Point in Time	Over Time
	March 31, 2018	March 31, 2018
Utility Support Structures	$—	$209,859
Engineered Support Structures	207,194	8,722
Coatings	68,458	—
Irrigation	183,234	2,818
Other	18,399	—
Total	$477,285	$221,399
The Company's contract asset as of March 31, 2018 is $95,209. This amount is included within prepaid expenses and other assets line item within current assets. The contract assets attributable to the cumulative effect from the adoption of the new revenue recognition guidance was $51,507; the contract asset at December 30, 2017, attributable to the offshore and other complex structures product line, was $16,165. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At March 31, 2018 and December 30, 2017, the contract liability for revenue recognized over time was $6,301 and $7,368. The contract liability is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. During the quarter ended March 31, 2018, the Company recognized $2,824 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the quarter.
Hedging Activities
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
In the third quarter of 2017, the Company entered into two six-month foreign currency forward contracts which qualified as net investment hedges, in order to mitigate foreign currency risk on our grinding media business that is denominated in both Australian dollars and British pounds. The Company announced its intention to divest of this business in August 2017 and regulatory approval in Australia was received at the end of March 2018. The forward contracts had a maturity date of January 2018 and a notional amount to sell British pounds and Australian dollars to receive $24,059 and $21,222, respectively. The two forward contracts matured at the end of January 2018 with a combined loss of $2,671. As regulatory approval was still pending at maturity of the contracts, the Company chose to extend the Australian dollar contract through April 2018 which is the planned date of divestiture. The gain recorded on the contract extended through April at March 31, 2018 is $792. No ineffectiveness has resulted from the hedge and the balance is recorded in the Consolidated Statement of Other Comprehensive Income within gain/(loss) on hedging activities. The gain/(loss) will be deferred in Other Comprehensive Income where it will remain until the grinding media business is divested in the second quarter of 2018.
In the first quarter of 2018, the Company entered into a steel hot rolled coil forward contract which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. The forward contract has a notional amount of $7,142 for the hedge of 1,500 short tons for each month from July 2018 to December 2018. The unrealized loss at March 31, 2018 is $93 and is included in Accounts Payable on the Condensed Consolidated Balance Sheets. The balance is recorded in the Consolidated Statement of Other Comprehensive Income within gain/(loss) on hedging activities. The gain/(loss) will be recognized in the income statement when the hedged inventory is used in customer orders.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. Effective December 31, 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company elected the modified retrospective approach for the adoption of the new revenue standard, resulting in a credit to retained earnings being recognized for $9,771. The Company calculated the cumulative effect on revenue of approximately $51,507 with $13,121 of pre-tax operating income; these were customer orders for the steel utility, concrete utility, and wireless communication structures product lines at various stages of production at December 30, 2017.
In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted this ASU in the first quarter of 2018, recognizing the DPP net periodic pension expense within Other income (expense). The Company also reclassified $154 of DPP net periodic pension expense for first quarter 2017 out of selling, general, and administrative expense and into Other (expense).
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.
The Company adopted the ASU in the first quarter of 2018, recasting the beginning-of-period and end-of-period total cash and cash equivalent amounts on the statement of cash flows to include the £10,000 restricted cash account for the pension plan at December 31, 2016, thus reducing cash flows from operating activities by $12,568 for the first quarter of 2017. The Company did not have any restricted cash at March 31, 2018 or December 30, 2017.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for periods and fiscal years beginning after December 15, 2018. Early adoption is permitted for any interim period post issuance. The Company adopted this ASU in the first quarter of 2018, which did not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows, which provides more specific guidance on cash flow presentation for certain transactions. ASU 2016-15 is effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of 2018, which did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS
On January 26, 2018, the Company acquired 60% of the assets of Torrent Engineering and Equipment ("Torrent") for $4,800 in cash. Torrent operates in Indiana and is an integrator of prefabricated pump stations that involves designing high pressure water and compressed air process systems. Torrent has annual sales of approximately $9,000. In the preliminary purchase price allocation, goodwill of $3,922 and $4,020 of customer relationships and other intangible assets were recorded. A portion of the goodwill is deductible for tax purposes. Torrent is included in the Irrigation segment and was acquired to expand the Company's water management capabilities. The Company expects to finalize the purchase price allocation in the second quarter of 2018.
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
Acquisitions of Noncontrolling Interests
In March 2018, the Company acquired the remaining 10% of Valmont Industria e Commercio Ltda. that it did not own for $5,510. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiaries with no change in control, they were recorded within shareholders' equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) ASSETS AND LIABILITIES HELD FOR SALE
During the first quarter of 2018, the Company received regulatory approval to sell Donhad, its grinding media business in Australia, which is reported in the Other segment. The grinding media business had pre-tax income/(loss) of ($579) and $2,086 for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. The business is being sold because it does not fit the long-term strategic plans for the Company. The Company expects the sale to close during the second quarter of 2018. The expected proceeds from the sale are greater than its carrying value as of March 31, 2018. The grinding media business historical annual sales, operating profit, and net assets did not meet the quantitative thresholds for discontinued operations presentation. The carrying value of the assets and liabilities are separately presented within the captions "Assets held for sale" and "Liabilities held for sale" in the Condensed Consolidated Balance Sheet.
The assets and liabilities of the grinding media business as of March 31, 2018 are as follows:

Receivables, net	$9,978
Inventories	16,155
Net property, plant, and equipment	14,013
Goodwill and intangible assets	27,607
Other assets	4,912
Total assets	$72,665

Accounts payable	$9,201
Accrued expenses	1,536
Deferred income taxes	2,223
Total liabilities	$12,960

Net assets	59,705

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) RESTRUCTURING ACTIVITIES
In February 2018, the Company decided upon certain regional restructuring activities (the "2018 Plan") of approximately $10,000, primarily in the ESS segment. The Company expects to incur $7,500 of pre-tax restructuring expenses in cost of sales and $2,500 of pre-tax restructuring expense in SG&A in 2018. Within the $10,000 are expected pre-tax asset impairments of approximately $2,000.

The following pre-tax expense were recognized during the first quarter of 2018:

	ESS	Utility	Total
Severance	$423	$—	$423
Other cash restructuring expenses	—	772	772
Asset impairments/net loss on disposals	1,145	—	1,145
Total cost of sales	1,568	772	2,340

Severance	1,978	—	1,978
Other cash restructuring expenses	82	—	82
Total selling, general and administrative expenses	2,060	—	2,060
Consolidated total	$3,628	$772	$4,400

Liabilities recorded for the restructuring plans and changes therein for the first quarter of fiscal 2018 were as follows:

	Balance at December 30, 2017	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at March 31, 2018
Severance	$—	$2,401	$(2,251)	$150
Other cash restructuring expenses	1,216	772	(1,988)	—
Total	$1,216	$3,173	$(4,239)	$150

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 31, 2018 and December 30, 2017 were as follows:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$191,117	$126,168	13 years
Proprietary Software & Database	3,659	3,115	8 years
Patents & Proprietary Technology	6,748	4,115	11 years
Other	5,035	4,248	3 years
	$206,559	$137,646

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$200,810	$131,062	13 years
Proprietary Software & Database	3,671	3,107	8 years
Patents & Proprietary Technology	6,693	3,999	11 years
Other	4,861	4,121	3 years
	$216,035	$142,289
Amortization expense for intangible assets for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively was as follows:

Thirteen Weeks Ended
2018	2017
3,883	3,863
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2018	$14,167
2019	12,986
2020	11,879
2021	9,796
2022	7,494
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 31, 2018 and December 30, 2017 were as follows:

	March 31, 2018	December 30, 2017	Year Acquired
Webforge	$9,793	$9,432	2010
Valmont SM	10,243	9,973	2014
Newmark	11,111	11,111	2004
Ingal EPS/Ingal Civil Products	7,985	7,690	2010
Shakespeare	4,000	4,000	2014
Other	17,495	22,647
	$60,627	$64,853
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
Goodwill
The carrying amount of goodwill by segment as of March 31, 2018 and December 30, 2017 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Gross Balance at December 30, 2017	$170,076	$90,248	$76,696	$19,778	$15,814	$372,612
Accumulated impairment losses	(18,670)	$—	(16,222)	$—	$—	$(34,892)
Balance at December 30, 2017	$151,406	$90,248	$60,474	$19,778	$15,814	$337,720
Acquisitions	—	—	—	3,922	—	3,922
Assets held for sale	—	—	—	—	(16,420)	(16,420)
Foreign currency translation	1,984	402	(200)	(140)	606	2,652
Balance at March 31, 2018	$153,390	$90,650	$60,274	$23,560	$—	$327,874

The Company’s annual impairment test of goodwill was performed during the third quarter of 2017. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $15,245 of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value. The Company monitors the outlook for wind energy in Europe which would affect the sales demand assumptions in the five year

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
impairment model for this reporting unit. If demand for off and onshore structures for wind energy declines significantly and recent increases to oil prices do not drive demand for new exploration structures, the Company may be required to perform an interim goodwill impairment test. The Company continues to monitor changes in global market conditions, including commodity prices, which could impact future results of any of its reporting units.
(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 31, 2018 and April 1, 2017 were as follows:

	2018	2017
Interest	$439	$925
Income taxes	2,912	1,898
(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 31, 2018:
Net earnings attributable to Valmont Industries, Inc.	$39,281	$—	$39,281
Shares outstanding (000 omitted)	22,609	187	22,796
Per share amount	$1.74	$(0.02)	$1.72
Thirteen weeks ended April 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$38,979	$—	$38,979
Shares outstanding (000 omitted)	22,472	188	22,660
Per share amount	$1.73	$(0.01)	$1.72
At March 31, 2018, there were 147,554 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) BUSINESS SEGMENTS
In the fourth quarter of 2017, the Company's management structure and reporting was changed to reflect management's expectations of the future growth of certain product lines and to take into consideration the expected divestiture of the grinding media business which historically was reported in the Energy and Mining segment. Grinding media will be reported in "Other" pending the completion of its divestiture. The access systems applications product line is now part of the Engineered Support Structures ("ESS") segment and the offshore and other complex structures product line is now part of the Utility segment. The segment financial information have been accordingly reclassified in this report to reflect these changes, for all periods presented.

The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered metal and composite structures and components for lighting, traffic, and wireless communication markets, engineered access systems, and highway safety products;

UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility transmission, distribution, and generation applications and on and offshore and other complex steel structures used in energy generation and distribution outside the United States, and inspection services;
COATINGS: This segment consists of galvanizing, anodizing and powder coating services; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment, parts, services and tubular products and technology for precision agriculture.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$160,444	$140,802
Communication Products	34,113	31,476
Access Systems	30,397	32,671
Engineered Support Structures segment	224,954	204,949
Utility Support Structures segment:
Steel	163,983	148,354
Concrete	23,662	26,204
Offshore and Other Complex Steel Structures	22,217	25,707
Utility Support Structures segment	209,862	200,265
Coatings segment	84,947	73,468
Irrigation segment	187,953	167,224
Other	18,399	19,594
Total	726,115	665,500
INTERSEGMENT SALES:
Engineered Support Structures segment	9,038	11,873
Utility Support Structures segment	3	235
Coatings segment	16,489	14,136
Irrigation segment	1,901	1,783
Other	—	—
Total	27,431	28,027
NET SALES:
Engineered Support Structures segment	215,916	193,076
Utility Support Structures segment	209,859	200,030
Coatings segment	68,458	59,332
Irrigation segment	186,052	165,441
Other	18,399	19,594
Total	$698,684	$637,473

OPERATING INCOME:
Engineered Support Structures segment	$6,947	$9,464
Utility Support Structures segment	23,367	24,207
Coatings segment	11,867	9,406
Irrigation segment	33,887	30,291
Other	(579)	2,086
Adjustment to LIFO inventory valuation method	(1,081)	(779)
Corporate	(10,448)	(10,019)
Total	$63,960	$64,656

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$315,992	$121,171	$332,136	$(70,615)	$698,684
Cost of sales	235,596	94,459	271,716	(72,327)	529,444
Gross profit	80,396	26,712	60,420	1,712	169,240
Selling, general and administrative expenses	46,531	11,917	46,832	—	105,280
Operating income	33,865	14,795	13,588	1,712	63,960
Other income (expense):
Interest expense	(10,881)	(3,880)	(193)	3,880	(11,074)
Interest income	176	10	4,961	(3,880)	1,267
Other	(106)	12	(1,047)	—	(1,141)
	(10,811)	(3,858)	3,721	—	(10,948)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	23,054	10,937	17,309	1,712	53,012
Income tax expense (benefit):
Current	2,769	886	3,921	137	7,713
Deferred	5,591	1,791	(2,563)	—	4,819
	8,360	2,677	1,358	137	12,532
Earnings before equity in earnings of nonconsolidated subsidiaries	14,694	8,260	15,951	1,575	40,480
Equity in earnings of nonconsolidated subsidiaries	24,587	2,729	—	(27,316)	—
Net earnings	39,281	10,989	15,951	(25,741)	40,480
Less: Earnings attributable to noncontrolling interests	—	—	(1,199)	—	(1,199)
Net earnings attributable to Valmont Industries, Inc	$39,281	$10,989	$14,752	$(25,741)	$39,281

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$293,265	$117,225	$295,296	$(68,313)	$637,473
Cost of sales	216,486	91,489	232,490	(67,597)	472,868
Gross profit	76,779	25,736	62,806	(716)	164,605
Selling, general and administrative expenses	50,217	11,660	38,072	—	99,949
Operating income	26,562	14,076	24,734	(716)	64,656
Other income (expense):
Interest expense	(11,142)	(2,266)	(162)	2,266	(11,304)
Interest income	151	14	3,028	(2,266)	927
Other	1,354	16	(325)	—	1,045
	(9,637)	(2,236)	2,541	—	(9,332)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	16,925	11,840	27,275	(716)	55,324
Income tax expense (benefit):
Current	(4,887)	5,320	1,109	(244)	1,298
Deferred	11,327	—	2,738	—	14,065
	6,440	5,320	3,847	(244)	15,363
Earnings before equity in earnings of nonconsolidated subsidiaries	10,485	6,520	23,428	(472)	39,961
Equity in earnings of nonconsolidated subsidiaries	28,494	(980)	—	(27,514)	—
Net earnings	38,979	5,540	23,428	(27,986)	39,961
Less: Earnings attributable to noncontrolling interests	—	—	(982)	—	(982)
Net earnings attributable to Valmont Industries, Inc	$38,979	$5,540	$22,446	$(27,986)	$38,979

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$39,281	$10,989	$15,951	$(25,741)	$40,480
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(8,680)	15,484	—	6,804
Unrealized gain/(loss) on hedging activities:
Net investment hedge	(789)	—	—	—	(789)
Amortization cost included in interest expense	19	—	—	—	19
Cash flow hedges	(93)	—	—	—	(93)
Equity in other comprehensive income	3,256	—	—	(3,256)	—
Other comprehensive income (loss)	2,393	(8,680)	15,484	(3,256)	5,941
Comprehensive income (loss)	41,674	2,309	31,435	(28,997)	46,421
Comprehensive income attributable to noncontrolling interests	—	—	(4,747)	—	(4,747)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$41,674	$2,309	$26,688	$(28,997)	$41,674

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$71,423	$3,409	$404,831	$—	$479,663
Receivables, net	139,677	67,545	259,788	—	467,010
Inventories	135,973	38,734	197,998	(2,700)	370,005
Prepaid expenses and other assets	42,926	37,527	46,798	—	127,251
Assets held for sale	—	—	72,665	—	72,665
Refundable income taxes	6,749	—	—	—	6,749
Total current assets	396,748	147,215	982,080	(2,700)	1,523,343
Property, plant and equipment, at cost	560,719	165,996	410,437	—	1,137,152
Less accumulated depreciation and amortization	374,716	87,080	171,644	—	633,440
Net property, plant and equipment	186,003	78,916	238,793	—	503,712
Goodwill	20,108	110,562	197,204	—	327,874
Other intangible assets	117	30,057	99,366	—	129,540
Investment in subsidiaries and intercompany accounts	1,430,127	1,178,134	947,570	(3,555,831)	—
Other assets	50,467	—	83,128	—	133,595
Total assets	$2,083,570	$1,544,884	$2,548,141	$(3,558,531)	$2,618,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$951	$—	$951
Notes payable to banks	—	—	377	—	377
Accounts payable	51,996	14,047	124,859	—	190,902
Accrued employee compensation and benefits	33,685	5,623	28,620	—	67,928
Accrued expenses	37,633	6,571	48,447	—	92,651
Liabilities held for sale	—	—	12,960	—	12,960
Dividends payable	8,493	—	—	—	8,493
Total current liabilities	131,807	26,241	216,214	—	374,262
Deferred income taxes	925	16,883	21,861	—	39,669
Long-term debt, excluding current installments	750,705	182,065	9,601	(188,724)	753,647
Defined benefit pension liability	—	—	195,490	—	195,490
Deferred compensation	42,988	—	5,609	—	48,597
Other noncurrent liabilities	11,904	5	9,134	—	21,043
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	1,996,474	633,032	630,982	(1,264,014)	1,996,474
Accumulated other comprehensive income (loss)	(276,629)	65,802	(337,083)	271,281	(276,629)
Treasury stock	(602,504)	—	—	—	(602,504)
Total Valmont Industries, Inc. shareholders’ equity	1,145,241	1,319,690	2,050,117	(3,369,807)	1,145,241
Noncontrolling interest in consolidated subsidiaries	—	—	40,115	—	40,115
Total shareholders’ equity	1,145,241	1,319,690	2,090,232	(3,369,807)	1,185,356
Total liabilities and shareholders’ equity	$2,083,570	$1,544,884	$2,548,141	$(3,558,531)	$2,618,064

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$83,329	$5,304	$404,172	$—	$492,805
Receivables, net	149,221	82,995	271,461	—	503,677
Inventories	160,444	46,801	217,551	(3,848)	420,948
Prepaid expenses and other assets	8,607	970	34,066	—	43,643
Refundable income taxes	11,492	—	—	—	11,492
Total current assets	413,093	136,070	927,250	(3,848)	1,472,565
Property, plant and equipment, at cost	557,371	160,767	447,549	—	1,165,687
Less accumulated depreciation and amortization	368,668	84,508	193,583	—	646,759
Net property, plant and equipment	188,703	76,259	253,966	—	518,928
Goodwill	20,108	110,562	207,050	—	337,720
Other intangible assets	130	30,955	107,514	—	138,599
Investment in subsidiaries and intercompany accounts	1,416,446	1,181,537	927,179	(3,525,162)	—
Other assets	50,773	—	83,665	—	134,438
Total assets	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$966	$—	$966
Notes payable to banks	—	—	161	—	161
Accounts payable	69,915	18,039	139,952	—	227,906
Accrued employee compensation and benefits	44,086	8,749	31,591	—	84,426
Accrued expenses	28,198	9,621	43,210	—	81,029
Dividends payable	8,510	—	—	—	8,510
Total current liabilities	150,709	36,409	215,880	—	402,998
Deferred income taxes	20,885	—	14,021	—	34,906
Long-term debt, excluding current installments	750,821	185,078	9,836	(191,847)	753,888
Defined benefit pension liability	—	—	189,552	—	189,552
Deferred compensation	42,928	—	5,598	—	48,526
Other noncurrent liabilities	11,074	6	9,505	—	20,585
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,954,344	622,044	619,622	(1,241,666)	1,954,344
Accumulated other comprehensive income	(279,022)	74,482	(352,567)	278,085	(279,022)
Treasury stock	(590,386)	—	—	—	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,112,836	1,313,890	2,023,273	(3,337,163)	1,112,836
Noncontrolling interest in consolidated subsidiaries	—	—	38,959	—	38,959
Total shareholders’ equity	1,112,836	1,313,890	2,062,232	(3,337,163)	1,151,795
Total liabilities and shareholders’ equity	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$39,281	$10,989	$15,951	$(25,741)	$40,480
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,444	3,478	11,256	—	21,178
Noncash loss on trading securities	—	—	71	—	71
Impairment of property, plant and equipment	—	—	1,145	—	1,145
Stock-based compensation	2,775	—	—	—	2,775
Defined benefit pension plan expense	—	—	(594)	—	(594)
Contribution to defined benefit pension plan	—	—	(731)	—	(731)
Loss (gain) on sale of property, plant and equipment	—	4	(284)	—	(280)
Equity in earnings in nonconsolidated subsidiaries	(24,587)	(2,729)	—	27,316	—
Deferred income taxes	5,591	1,791	(2,563)	—	4,819
Changes in assets and liabilities:
Receivables	10,407	15,450	3,937	—	29,794
Inventories	(934)	4,089	(3,208)	(1,148)	(1,201)
Prepaid expenses and other assets	2,202	(31,130)	(3,097)	—	(32,025)
Accounts payable	(17,919)	(3,992)	(7,538)	—	(29,449)
Accrued expenses	(2,606)	(6,178)	2,377	—	(6,407)
Other noncurrent liabilities	861	—	(421)	—	440
Income taxes payable (refundable)	(7,862)	(514)	11,409	—	3,033
Net cash flows from operating activities	13,653	(8,742)	27,710	427	33,048
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,928)	(5,241)	(7,079)	—	(16,248)
Proceeds from sale of assets	5	—	709	—	714
Acquisitions, net of cash acquired	—	—	(4,800)	—	(4,800)
Loss from settlement of net investment hedge	(863)	—	—	—	(863)
Other, net	4,551	8,633	(14,539)	(427)	(1,782)
Net cash flows from investing activities	(235)	3,392	(25,709)	(427)	(22,979)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	219	—	219
Principal payments on long-term borrowings		—	(249)	—	(249)
Dividends paid	(8,510)	—	—	—	(8,510)
Dividends to noncontrolling interest	—	—	(1,281)	—	(1,281)
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Proceeds from exercises under stock plans	2,972	—	—	—	2,972
Purchase of treasury shares	(14,790)	—	—	—	(14,790)
Purchase of common treasury shares - stock plan exercises	(1,504)	—	—	—	(1,504)
Net cash flows from financing activities	(25,324)	3,492	(6,821)	—	(28,653)
Effect of exchange rate changes on cash and cash equivalents	—	(37)	5,479	—	5,442
Net change in cash and cash equivalents	(11,906)	(1,895)	659	—	(13,142)
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$71,423	$3,409	$404,831	$—	$479,663

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen Weeks Ended April 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$38,979	$5,540	$23,428	$(27,986)	$39,961
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,536	3,557	10,734	—	20,827
Noncash loss on trading securities	—	—	70	—	70
Stock-based compensation	2,494	—	—	—	2,494
Defined benefit pension plan expense	—	—	154	—	154
Contribution to defined benefit pension plan	—	—	(25,379)	—	(25,379)
Loss (gain) on sale of property, plant and equipment	(5)	(2)	(95)	—	(102)
Equity in earnings in nonconsolidated subsidiaries	(28,494)	980	—	27,514	—
Deferred income taxes	11,327	—	2,738	—	14,065
Changes in assets and liabilities:
Receivables	1,116	(13,699)	(146)	—	(12,729)
Inventories	(17,105)	(3,865)	(14,563)	716	(34,817)
Prepaid expenses and other assets	3,688	27	(13,513)	—	(9,798)
Accounts payable	2,278	1,826	10,020	—	14,124
Accrued expenses	12,588	(3,697)	5,129	—	14,020
Other noncurrent liabilities	848	—	(236)	—	612
Income taxes payable (refundable)	(9,839)	22	9,730	—	(87)
Net cash flows from operating activities	24,411	(9,311)	8,071	244	23,415
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,547)	(1,797)	(7,824)	—	(14,168)
Proceeds from sale of assets	7	6	289	—	302
Other, net	8,474	12,586	(22,531)	(244)	(1,715)
Net cash flows from investing activities	3,934	10,795	(30,066)	(244)	(15,581)
Cash flows from financing activities:
Net borrowings under short-term agreements	—	—	198	—	198
Principal payments on long-term borrowings	—	—	(215)	—	(215)
Dividends paid	(8,445)	—	—	—	(8,445)
Intercompany interest on long-term note	—	(2,263)	2,263	—	—
Dividends to noncontrolling interest	—	—	(422)	—	(422)
Proceeds from exercises under stock plans	8,894	—	—	—	8,894
Purchase of common treasury shares - stock plan exercises	(2,870)	—	—	—	(2,870)
Net cash flows from financing activities	(2,421)	(2,263)	1,824	—	(2,860)
Effect of exchange rate changes on cash and cash equivalents	—	187	7,539	—	7,726
Net change in cash and cash equivalents	25,924	(592)	(12,632)	—	12,700
Cash and cash equivalents—beginning of year	67,225	6,071	339,220	—	412,516
Cash and cash equivalents—end of period	$93,149	$5,479	$326,588	$—	$425,216

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 8 of our consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017	% Incr. (Decr.)
Consolidated
Net sales	$698.7	$637.5	9.6%
Gross profit	169.2	164.6	2.8%
as a percent of sales	24.2%	25.8%
SG&A expense	105.3	99.9	5.4%
as a percent of sales	15.1%	15.7%
Operating income	64.0	64.7	(1.1)%
as a percent of sales	9.2%	10.1%
Net interest expense	9.8	10.4	(5.8)%
Effective tax rate	23.6%	27.8%
Net earnings	$39.3	$39.0	0.8%
Diluted earnings per share	$1.72	$1.72	—%
Engineered Support Structures (ESS)
Net sales	$215.9	$193.1	11.8%
Gross profit	49.3	48.2	2.3%
SG&A expense	42.4	38.7	9.6%
Operating income	6.9	9.5	(27.4)%
Utility Support Structures (Utility)
Net sales	$209.9	$200.1	4.9%
Gross profit	43.6	43.4	0.5%
SG&A expense	20.3	19.2	5.7%
Operating income	23.3	24.2	(3.7)%
Coatings
Net sales	$68.5	$59.3	15.5%
Gross profit	20.6	17.7	16.4%
SG&A expense	8.7	8.3	4.8%
Operating income	11.9	9.4	26.6%
Irrigation
Net sales	$186.0	$165.4	12.5%
Gross profit	56.0	52.8	6.1%
SG&A expense	22.1	22.5	(1.8)%
Operating income	33.9	30.3	11.9%
Other
Net sales	$18.4	$19.6	(6.1)%
Gross profit	0.8	3.3	(75.8)%
SG&A expense	1.4	1.2	16.7%
Operating income	(0.6)	2.1	(128.6)%
Adjustment to LIFO inventory valuation method
Gross profit	$(1.1)	$(0.8)	37.5%
Operating income	(1.1)	(0.8)	37.5%
Net corporate expense
Gross profit	$—	$—	NM
SG&A expense	10.4	10.0	4.0%
Operating loss	(10.4)	(10.0)	(4.0)%
NM=Not meaningful

Overview
On a consolidated basis, the increase in net sales in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, reflected higher sales in all reportable segments with the exception of Other. The changes in net sales in the first quarter of fiscal 2018, as compared with fiscal 2017, is as follows:

	First quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$637.5	$193.1	$200.1	$59.3	$165.4	$19.6
Volume	9.4	6.5	(10.9)	2.9	15.2	(4.3)
Pricing/mix	31.6	3.6	16.8	5.2	3.6	2.4
Acquisitions	4.6	3.7	—	—	0.9	—
Currency translation	15.6	9.0	3.9	1.1	0.9	0.7
Sales - 2018	$698.7	$215.9	$209.9	$68.5	$186.0	$18.4
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes. On the first day of fiscal 2018, the Company was required to adopt new revenue recognition guidance. Within the Utility Support Structures segment, the steel and concrete product lines now recognize revenue over time whereas in 2017 and years prior, their revenue was recognized at a point in time, which was typically upon product delivery to the customer. The estimated impact of the adoption of ASC 606 in the first quarter of 2018 was an increase in sales of approximately $27.8 million and an increase in operating income of approximately $5.1 million primarily in the Utility segment. It is not practical to estimate the sales volumes attributable to the adoption of ASC 606 so it is not a separate line item in the table above. Information on the adoption of the new revenue standard can be found under Critical Accounting Policies starting on page 40.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the first quarter of 2018, as compared to 2017, resulting in higher average cost of material. We expect that average selling prices will increase over time to offset the decrease in gross profit realized from the higher cost of steel for the Company.

The Company acquired a highway business in India ("Aircon") in the third quarter of 2017 that is included in our ESS segment. The Company acquired a majority interest in the assets of Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 that is included in our Irrigation segment.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS segment, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $4.4 million in the first quarter of 2018. The ESS segment incurred $3.6 million and the Utility segment incurred $0.8 million of restructuring expenses during the first quarter of 2018.

Currency Translation

In the first quarter of fiscal 2018, we realized an increase in operating profit, as compared with fiscal 2017, due to currency translation effects. The U.S. dollar primarily weakened against the Chinese yuan, and the euro, resulting in more operating profit in U.S. dollar terms. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other	Corporate
First quarter	$0.4	$—	$0.1	$0.2	$0.1	$—	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the first quarter of 2018, as compared with the same period in 2017, was primarily due to higher raw material prices across most of our businesses. Gross profit was higher in the first quarter of 2018, as compared to 2017, due to increased sales volumes in most operating segments. All reportable operating segments realized increases in gross profit or were consistent in the first quarter of 2018 as compared to 2017.

The Company saw an increase in SG&A in the first quarter of fiscal 2018, as compared to the same period in 2017, primarily due to currency translation effects of $2.2 million and restructuring costs incurred of $2.0 million.

    In the first quarter of 2018, as compared to 2017, operating income was higher for the Irrigation and Coatings segments, but lower for the remaining operating segments. The overall decrease in operating income in the first quarter of 2018, as compared to the same period in 2017, is primarily attributable to restructuring costs incurred.

Net Interest Expense and Debt

Net interest expense in the first quarter of 2018, as compared to 2017, was consistent due to minimal changes in short and long-term borrowings. Interest income increased due to improved returns on cash invested.

Other Income/Expense

The change in other income/expense in the first quarter of 2018, as compared with the same period in 2017, was primarily due to a change in valuation of deferred compensation assets. The Company had a $1.4 million gain in first quarter 2017 versus a small loss in first quarter 2018. The remaining change was due to less favorable foreign currency transaction gains/losses due to changes in foreign currency exchange rates.

Income Tax Expense

Our effective income tax rate in the first quarter of 2018 was 23.6%, compared to 27.8% in the first quarter of 2017. The rate reduction can be attributed to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") that reduced the Company's statutory federal corporate income tax rate from 35% to 21% at the beginning of 2018.

Earnings attributable to noncontrolling interests was higher in the first quarter of 2018, as compared to 2017, due to improved earnings for our majority-owned irrigation businesses.

Cash Flows from Operations

Our cash flows provided by operations was $33.0 million in the first quarter of fiscal 2018, as compared with $23.4 million provided by operations in the first quarter of 2017. The increase in operating cash flow in the first quarter of fiscal 2018, as compared with 2017, was primarily the result of lower pension plan contributions that was partially offset by higher net working capital changes.

ESS segment
The increase in sales in the first quarter of 2018, as compared with the same period in 2017, was primarily due to higher roadway product sales volumes, higher sales pricing for most businesses due to higher costs of steel, and $9.0 million of favorable currency translation effects.

Global lighting and traffic, and roadway product sales in the first quarter of 2018 were $19.6 million higher as compared to the same periods in fiscal 2017, primarily due to increased sales volumes. In the first quarter of 2018, as compared to 2017, sales volumes in North America were higher across commercial and transportation markets. Both sales volumes and pricing in Europe contributed to higher sales in the first quarter of 2018, as compared to 2017, along with favorable currency translation effects as the value of the euro appreciated against the U.S. dollar. Sales volumes in Asia-Pacific were lower primarily due to lower domestic demand in China that was partially offset by currency translation effects. Roadway product sales increased significantly in 2018, as compared to 2017, due to higher demand in Australia and the acquisition of Aircon in the third quarter of 2017.
Communication product line sales were $2.6 million higher in the first quarter of 2018, as compared with 2017. In North America, communication structure and component sales increased due to higher demand from the continued network expansion by providers. In Asia-Pacific, sales volumes decreased due to lower domestic demand in China but was partially offset by currency translation effects.
Access Systems product line net sales in the first quarter of 2018, as compared to the first quarter of 2017, were $2.3 million lower primarily attributed to lower sales volumes in Asia due to less large project work. The decrease in sales volumes were partially offset by currency translation effects.
Gross profit, as a percentage of sales, and operating income for the segment were lower in the first quarter of 2018, as compared to 2017, primarily due to restructuring costs incurred in 2018. The segment incurred $1.6 million of restructuring costs within product cost of sales and $2.0 million within SG&A. SG&A spending was higher in the first quarter of 2018, as compared to 2017, due to restructuring costs incurred in 2018 and foreign currency translation effects.
Utility segment
In the Utility segment, sales increased in the first quarter of 2018, as compared with 2017, due primarily to the higher cost of steel. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Sales volumes in tons for concrete and steel utility structures in North America were lower in the first quarter of 2018, as compared to the same period in 2017. The Company adopted new revenue recognition guidance effective the first day of fiscal 2018; steel and concrete reported sales for first quarter of 2017 were recognized upon delivery to customers (point in time) whereas reported revenue for first quarter of 2018 is based on progress of production on customer orders (over time).
Offshore and other complex structures sales decreased $3.5 million in the first quarter of 2018, as compared to 2017, due primarily to lower volumes that were partially offset by a $3.9 million positive effect from currency translation.
Gross profit as a percentage of sales decreased in the first quarter of 2018, as compared to 2017, due to lower sales volumes and restructuring costs incurred of $0.8 million. SG&A expense was higher in the first quarter of 2018, as compared with 2017, due to higher compensation related costs. Excluding restructuring expenses, operating income decreased slightly in the first quarter of 2018, as compared with 2017, due to the lower sales volumes.
Coatings segment
Coatings segment sales increased in the first quarter of 2018, as compared to the same period in 2017, due primarily to increased sales prices to recover higher zinc costs globally and higher sales volumes. Sales pricing and sales volumes increased in North America in the first quarter of 2018, as compared to 2017. In the Asia-Pacific region, improved demand in Australia along with overall higher sales pricing provided an increase in net sales.
SG&A expense was higher in the first quarter of 2018, as compared to 2017, due to higher compensation costs related to improved business operations and currency translation effects. Operating income was higher in the first quarter of 2018 compared to 2017, due to improved sales volumes and the associated operating leverage of fixed costs and favorable currency translation effects.
Irrigation segment
The increase in Irrigation segment net sales in the first quarter of 2018, as compared to 2017, was primarily due to sales volume increases for international irrigation. In North America, sales amounts were comparable between the years. Volume increases attributable to large projects primarily in the Middle East and Eurasia drove the sales increase internationally.

SG&A was lower in the first quarter of 2018, as compared to 2017. The decrease can primarily be attributed to reduced compensation related costs that are partially offset by operating expenses associated with the acquisition of Torrent in January 2018. Operating income for the segment increased in the first quarter of 2018 over the same period in 2017, primarily due to international irrigation sales volume increases.
Other
Grinding media sales decreased in the first quarter of 2018, as compared to the first quarter of 2017, due to lower sales volumes that were partially offset by higher sales pricing and favorable currency translation effects. Gross profit and operating income were lower in 2018, as compared to 2017, due to lower sales volumes and the associated operating deleverage of fixed costs.
LIFO expense
Steel index prices for both hot rolled coil, plate, and zinc in the U.S. increased at a higher rate in 2018, as compared to 2017, resulting in higher LIFO expense.
Net corporate expense
Corporate SG&A expense was higher in the first quarter of 2018, as compared to the same period in 2017, due to higher compensation related costs. This increase was offset by $1.4 million of lower deferred compensation expenses that is offset by the same amount in other expense.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $1,149.1 million at March 31, 2018, as compared to $1,069.6 million at December 30, 2017. The increase in net working capital in 2018 mainly resulted from the increase in contract assets which is associated with our utility segment which recognized revenue over time and lower accounts payable. Cash flow provided by operations was $33.0 million in the first quarter of 2018, as compared with $23.4 million in first quarter of 2017. The increase in operating cash flow in the first quarter of 2018, as compared to 2017, was primarily the result of lower pension contributions that was partially offset by higher working capital.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2018 was $16.2 million, as compared to $14.2 million for the same period in 2017. We acquired 60% of Torrent in the first quarter of 2018 for $4.8 million. Capital spending projects in 2018 and 2017 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2018 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt was $755.0 million at March 31, 2018 and December 30, 2017. Financing cash flows changed from a use of $2.9 million in the first quarter of 2017 to a use of $28.6 million in the first quarter of 2018. The increase in financing cash outflows in the first quarter of 2018, as compared to 2017, was primarily due to purchasing $14.8 million of treasury shares under our share repurchase program and the purchase of certain noncontrolling interests totaling $5.5 million in 2018.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 101,387 treasury shares for approximately $14.8 million under our share repurchase program during the first quarter of 2018. As of March 31, 2018, we have approximately $117.4 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.

Our debt financing at March 31, 2018 is primarily long-term debt consisting of:

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

At March 31, 2018 and December 30, 2017, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 31, 2018, we had the ability to borrow $585.3 million under this facility, after consideration of standby letters of credit of $14.7 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $113.1 million, $112.9 million of which was unused at March 31, 2018.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
The debt agreements contain covenants that require us to maintain certain coverage ratios and may limit us with respect to certain business activities, including capital expenditures. The debt agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired business. The debt agreements also provide for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature. For 2018, our covenant calculations do not include any estimated EBITDA from acquired businesses.
Our key debt covenants are as follows:

•	Leverage ratio - Interest-bearing debt is not to exceed 3.5X Adjusted EBITDA (or 3.75X Adjusted EBITDA after certain material acquisitions) of the prior four quarters; and

•	Interest earned ratio - Adjusted EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

At March 31, 2018, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 31, 2018 were as follows:

Interest-bearing debt	$754,975
Adjusted EBITDA-last four quarters	353,978
Leverage ratio	2.13

Adjusted EBITDA-last four quarters	$353,978
Interest expense-last four quarters	44,415
Interest earned ratio	7.97

The calculation of Adjusted EBITDA-last four quarters (April 2, 2017 through March 31, 2018) is as follows:

Net cash flows from operations	$142,781
Interest expense	44,415
Income tax expense	103,314
Impairment of property, plant and equipment	(1,145)
Loss on investment	(238)
Deferred income tax benefit	(30,509)
Noncontrolling interest	(6,298)
Stock-based compensation	(10,987)
Pension plan expense	100
Contribution to pension plan	15,597
Changes in assets and liabilities	88,445
Other	4,103
EBITDA	349,578
Cash restructuring expenses	3,255
Impairment of property, plant and equipment	1,145
Adjusted EBITDA	$353,978

Net earnings attributable to Valmont Industries, Inc.	$116,542
Interest expense	44,415
Income tax expense	103,314
Depreciation and amortization expense	85,307
EBITDA	349,578
Cash restructuring expenses	3,255
Impairment of property, plant, and equipment	1,145
Adjusted EBITDA	$353,978
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

As a result of the 2017 Tax Act, we have reassessed our position with respect to the approximately $400 million of unremitted foreign earnings in our non-U.S. subsidiaries. We have taken the position that our previously deferred earnings in our non-U.S. subsidiaries that were subject to the Transition Tax are not indefinitely reinvested. Of our cash balances of $479.7 million at March 31, 2018, approximately $403.7 million is held in our non-U.S. subsidiaries. Consequently, with the change in our position on unremitted foreign earnings, if we distributed our foreign cash balances certain taxes would be applicable. Therefore at December 30, 2017, we recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $10.4 million and $1.3 million, respectively. The Company's estimates and the overall impact of the 2017 Tax Act may change for various reasons including, but not limited to, changes in our interpretation and assumptions, additional guidance that may be issued by governing authorities, and tax planning actions we may undertake. We continue to gather additional information to fully account for the 2017 Tax Act. Any updates and changes in the estimates will be communicated in future quarterly financial statements.

Financial Obligations and Financial Commitments
There have been no material changes to our financial obligations and financial commitments as described on page 35-36 in our Form 10-K for the fiscal year ended December 30, 2017.
Off Balance Sheet Arrangements
There have been no changes in our off balance sheet arrangements as described on page 36 in our Form 10-K for the fiscal year ended December 30, 2017.
Critical Accounting Policies
Other than revenue recognition as a result of our adoption of ASC 606 as described below, there were no other changes in our critical accounting policies as described on pages 37-41 in our Form 10-K for the fiscal year ended December 30, 2017 during the quarter ended March 31, 2018.
Revenue Recognition

Effective the first day of fiscal 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Please see note 1 to the consolidated financial statements for additional information on the new standard and the cumulative effect from the modified retrospective adjustment.

We determine the appropriate revenue recognition for our contracts by analyzing the type, terms and conditions of each contract or arrangement with a customer. We have no contracts with customers, under any product line, where we could earn variable consideration. With the exception of our Utility segment and the wireless communication structures product line, our inventory is interchangeable for a variety of the product line’s customers. There is one performance obligation for revenue recognition. Our Irrigation and Coatings segments recognize revenue at a point in time, which is when the service has been performed or when the goods ship; this is the same time that the customer is billed. Lighting, traffic, highway safety, and access system product lines within the ESS segment recognize revenue and bill customers at a point in time, which is typically when the product ships or when it is delivered, as stipulated in the customer contract.

The following provides additional information about our contracts with utility and wireless communication structures customers, where the revenue is recognized over time, the judgments we make in accounting for those contracts, and the resulting amounts recognized in our financial statements.

Accounting for utility and wireless communication structures contracts: Steel and concrete utility and wireless communication structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to us. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We have certain wireless communication structures customers contracts where we do not have the right to payment for work performed. In those instances, we recognize revenue at a point in time which is time of shipment of the structure.

The selection of the method to measure progress towards completion requires judgment. For our steel and concrete utility and wireless communication structure product lines, we recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Our enterprise resource planning (ERP) system captures the total costs incurred to-date and the total production hours, both incurred to-date and forecast to complete. Revenue from the offshore and other complex steel structures business is also recognized using an inputs method, based on the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

Management must make assumptions and estimates regarding manufacturing labor hours and wages, the usage and cost of materials, and manufacturing burden / overhead recovery rates for each production facility. For our steel, concrete and wireless communication structures, production of an order, once started, is typically completed within three months. Projected profitability on open production orders is reviewed and updated monthly. We elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less.

We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During the quarter ended March 31, 2018, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the quarter. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended March 31, 2018. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 30, 2017.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 31, 2017 to January 27, 2018	—	$—	—	$132,172,000
January 28, 2018 to March 3, 2018	34,589	146.22	34,589	127,114,000
March 4, 2018 to March 31, 2018	66,798	145.70	66,798	117,382,000
Total	101,387	$145.87	101,387	$117,382,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 31, 2018, we have acquired 4,689,518 shares for approximately $632.6 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
Valmont's annual meeting of stockholders was held on April 24, 2018. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, approved the 2018 Stock Plan, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2018. For the annual meeting there were 22,708,426 shares outstanding and eligible to vote of which 21,394,184 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Daniel P. Neary	19,383,693	426,603	1,583,888
Theo Freye	19,627,341	182,955	1,583,888
Stephen G. Kaniewski	19,495,931	314,365	1,583,888

Advisory vote on executive compensation:

For	19,581,901
Against	207,309
Abstain	21,086
Broker non-votes	1,583,888

Approve Valmont 2018 Stock Plan:

For	19,076,535
Against	715,994
Abstain	17,767
Broker non-votes	1,583,888

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2018:

For	21,091,166
Against	260,023
Abstain	42,995

Compensatory Arrangements

At Valmont’s annual stockholders meeting on April 24, 2018, the stockholders of Valmont approved the Valmont 2018 Stock Plan. The stock plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units and other forms of stock-based compensation to officers and other employees of Valmont and its subsidiaries. The maximum number of shares of Valmont's common stock that may be issued under the stock plan is 1,700,000. The principal features of the plan are summarized on pages 32 to 38 of Valmont’s proxy statement for the annual stockholders meeting held on April 24, 2018. The forgoing description and the proxy statement summary are qualified in their entirety by reference to the Valmont 2018 Stock Plan, filed as an Exhibit 10.1 to Valmont’s Current Report on Form 8-K dated March 12, 2018.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
10.1	2018 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated March 12, 2018 and incorporated herein by this reference.
10.2	Form of 2018 Stock Plan Stock Option Agreement
10.3	Form of 2018 Stock Plan Restricted Stock Unit Agreement
10.4	Form of 2018 Stock Plan Restricted Stock Unit Agreement (Directors)
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 26th day of April, 2018.