Form 10-Q
period 2018-06-30
VALMONT INDUSTRIES INC
filed 2018-08-01
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,408,197
Outstanding shares of common stock as of July 25, 2018

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Product sales	$598,642	$632,507	$1,219,128	$1,205,459
Services sales	83,763	80,230	161,961	144,751
Net sales	682,405	712,737	1,381,089	1,350,210
Product cost of sales	453,021	477,174	929,285	904,021
Services cost of sales	54,385	52,283	107,565	98,304
Total cost of sales	507,406	529,457	1,036,850	1,002,325
Gross profit	174,999	183,280	344,239	347,885
Selling, general and administrative expenses	111,329	104,830	216,609	204,779
Operating income	63,670	78,450	127,630	143,106
Other income (expenses):
Interest expense	(11,791)	(10,818)	(22,865)	(22,122)
Interest income	1,446	967	2,713	1,894
Loss from divestiture of grinding media business	(6,084)	—	(6,084)	—
Other	1,844	(192)	703	853
	(14,585)	(10,043)	(25,533)	(19,375)
Earnings before income taxes	49,085	68,407	102,097	123,731
Income tax expense (benefit):
Current	16,724	27,803	24,437	29,101
Deferred	(2,319)	(6,718)	2,500	7,347
	14,405	21,085	26,937	36,448
Net earnings	34,680	47,322	75,160	87,283
Less: Earnings attributable to noncontrolling interests	(1,720)	(1,658)	(2,919)	(2,640)
Net earnings attributable to Valmont Industries, Inc.	$32,960	$45,664	$72,241	$84,643
Earnings per share:
Basic	$1.47	$2.03	$3.21	$3.76
Diluted	$1.46	$2.01	$3.18	$3.73
Cash dividends declared per share	$0.375	$0.375	$0.750	$0.750
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,438	22,517	22,523	22,494
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,573	22,740	22,684	22,700
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings	$34,680	$47,322	$75,160	$87,283
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(46,953)	21,551	(40,149)	40,941
Realized loss on divestiture of grinding media business recorded in earnings	9,203	—	9,203	—
Gain (loss) on hedging activities:
Net investment hedges	2,396	(550)	1,607	(1,076)
Realized loss on net investment hedge for grinding media business recorded in earnings	1,215	—	1,215	—
Amortization cost included in interest expense	25	18	44	37
Loss (deferred) on interest rate hedges	(2,467)	—	(2,467)	—
Commodity hedges	1,438	—	1,345	—
Other comprehensive income (loss)	(35,143)	21,019	(29,202)	39,902
Comprehensive income	(463)	68,341	45,958	127,185
Comprehensive loss (income) attributable to noncontrolling interests	(1,114)	(2,223)	(5,861)	(1,982)
Comprehensive income attributable to Valmont Industries, Inc.	$(1,577)	$66,118	$40,097	$125,203

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$722,588	$492,805
Receivables, net	472,849	503,677
Inventories	381,971	420,948
Prepaid expenses and other assets	127,843	43,643
Refundable income taxes	9,841	11,492
Total current assets	1,715,092	1,472,565
Property, plant and equipment, at cost	1,132,074	1,165,687
Less accumulated depreciation and amortization	639,386	646,759
Net property, plant and equipment	492,688	518,928
Goodwill	321,362	337,720
Other intangible assets, net	124,549	138,599
Other assets	125,670	134,438
Total assets	$2,779,361	$2,602,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$253,081	$966
Notes payable to banks	271	161
Accounts payable	193,612	227,906
Accrued employee compensation and benefits	71,813	84,426
Accrued expenses	79,363	81,029
Dividends payable	8,412	8,510
Total current liabilities	606,552	402,998
Deferred income taxes	34,492	34,906
Long-term debt, excluding current installments	736,302	753,888
Defined benefit pension liability	183,688	189,552
Deferred compensation	48,118	48,526
Other noncurrent liabilities	20,385	20,585
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,023,919	1,954,344
Accumulated other comprehensive loss	(311,166)	(279,022)
Treasury stock	(628,487)	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,112,166	1,112,836
Noncontrolling interest in consolidated subsidiaries	37,658	38,959
Total shareholders’ equity	1,149,824	1,151,795
Total liabilities and shareholders’ equity	$2,779,361	$2,602,250
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net earnings	$75,160	$87,283
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	41,657	41,754
Noncash loss on trading securities	229	188
Impairment of property, plant and equipment	2,791	—
Loss on divestiture of grinding media business	6,084	—
Stock-based compensation	5,374	4,590
Defined benefit pension plan expense (benefit)	(1,159)	314
Contribution to defined benefit pension plan	(731)	(25,379)
(Gain)/loss on sale of property, plant and equipment	(287)	(64)
Deferred income taxes	2,500	7,347
Changes in assets and liabilities:
Receivables	10,664	(49,416)
Inventories	(20,592)	(24,963)
Prepaid expenses and other assets	(34,096)	(5,892)
Accounts payable	(18,645)	10,715
Accrued expenses	(10,523)	5,252
Other noncurrent liabilities	(480)	1,973
Income taxes refundable	(4,288)	2,028
Net cash flows from operating activities	53,658	55,730
Cash flows from investing activities:
Purchase of property, plant and equipment	(31,816)	(26,183)
Proceeds from sale of assets	64,393	890
Acquisitions, net of cash acquired	(9,300)	—
Settlement of net investment hedges	(1,621)	5,123
Other, net	2,404	(2,467)
Net cash flows from investing activities	24,060	(22,637)
Cash flows from financing activities:
Proceeds/(payments) under short-term agreements	130	(369)
Proceeds from long-term borrowings	237,641	—
Principal payments on long-term borrowings	(495)	(434)
Settlement of financial derivatives	(2,467)	—
Debt issuance costs	(2,322)	—
Dividends paid	(17,003)	(16,913)
Dividends to noncontrolling interest	(4,852)	(2,889)
Purchase of noncontrolling interest	(5,510)	—
Purchase of treasury shares	(43,999)	—
Proceeds from exercises under stock plans	5,711	10,168
Purchase of common treasury shares—stock plan exercises	(1,769)	(3,056)
Net cash flows from financing activities	165,065	(13,493)
Effect of exchange rate changes on cash and cash equivalents	(13,000)	16,106
Net change in cash and cash equivalents	229,783	35,706
Cash, cash equivalents, and restricted cash—beginning of year	492,805	412,516
Cash, cash equivalents, and restricted cash—end of period	$722,588	$448,222
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	84,643	—	—	2,640	87,283
Other comprehensive income (loss)	—	—	—	40,560	—	(658)	39,902
Cash dividends declared	—	—	(16,939)	—	—	—	(16,939)
Dividends to noncontrolling interests	—	—	—	—	—	(2,889)	(2,889)
Stock plan exercises; 19,086 shares acquired	—	—	—	—	(3,056)	—	(3,056)
Stock options exercised; 84,432 shares issued	—	(4,590)	3,448	—	11,310	—	10,168
Stock option expense	—	2,578	—	—	—	—	2,578
Stock awards; 5,677 shares issued	—	2,012	—	—	801	—	2,813
Balance at July 1, 2017	$27,900	$—	$1,945,874	$(305,799)	$(603,726)	$38,197	$1,102,446
Balance at December 30, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	72,241	—	—	2,919	75,160
Other comprehensive income (loss)	—	—	—	(32,144)	—	2,942	(29,202)
Cash dividends declared	—	—	(16,893)	—	—	—	(16,893)
Dividends to noncontrolling interests	—	—	—	—	—	(4,852)	(4,852)
Purchase of noncontrolling interests	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	3,200	3,200
Purchase of treasury shares; 305,256 shares acquired	—	—	—	—	(43,999)	—	(43,999)
Stock plan exercises; 11,938 shares acquired	—	—	—	—	(1,769)	—	(1,769)
Stock options exercised; 46,213 shares issued	—	(4,459)	3,418	—	6,752	—	5,711
Stock option expense	—	2,151	—	—	—	—	2,151
Stock awards; 7,692 shares issued	—	2,308	—	—	915	—	3,223
Balance at June 30, 2018	$27,900	$—	$2,023,919	$(311,166)	$(628,487)	$37,658	$1,149,824

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 30, 2018, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 30, 2018 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2017 with the exception of the revenue recognition accounting policy which changed from adopting ASU 2014-09 and is discussed later within this footnote. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 37% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 30, 2018 and December 30, 2017. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $46,459 and $43,727 at June 30, 2018 and December 30, 2017, respectively.
Inventories consisted of the following:

	June 30, 2018	December 30, 2017
Raw materials and purchased parts	$191,918	$183,029
Work-in-process	19,500	30,671
Finished goods and manufactured goods	217,012	250,975
Subtotal	428,430	464,675
Less: LIFO reserve	46,459	43,727
	$381,971	$420,948

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2018	2017	2018	2017
United States	$42,336	$50,773	$84,101	$86,197
Foreign	6,749	17,634	17,996	37,534
	$49,085	$68,407	$102,097	$123,731
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

•
No adjustments to these 2017 Tax Act amounts were recognized during the first half of 2018. However, the Company may adjust these provisional amounts in future quarters of 2018 after assessing additional implementation guidance as it becomes available.

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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net periodic (benefit) expense:	2018	2017	2018	2017
Interest cost	$4,486	$4,478	$9,202	$8,799
Expected return on plan assets	(5,815)	(5,054)	(11,929)	(9,931)
Amortization of actuarial loss	764	736	1,568	1,446
Net periodic expense (benefit)	$(565)	$160	$(1,159)	$314

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At June 30, 2018, 1,700,000 shares of common stock remained available for issuance under the plans.
Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the grant's fifth anniversary. Expiration of grants is from seven to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant.
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2018	2017	2018	2017
Compensation expense	$2,599	$2,096	$5,374	$4,590
Income tax benefits	650	807	1,344	1,767
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,508 ($39,091 at December 30, 2017) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,686 and $1,951 as of June 30, 2018 and December 30, 2017, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,194	$41,194	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,042	$41,042	$—	$—
Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 30, 2018 and December 30, 2017:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(171,399)	$6,357	$(113,980)	$(279,022)
Current-period comprehensive income (loss)	(43,091)	529	—	(42,562)
Divestiture of grinding media business	9,203	1,215	—	10,418
Balance at June 30, 2018	$(205,287)	$8,101	$(113,980)	$(311,166)
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
The adoption of ASC 606 had the following impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings for the thirteen weeks and twenty-six weeks ended June 30, 2018:

Balance Sheet	As Reported	Balance Excluding ASC 606 Effects	Change
Assets
Inventories	$381,971	$436,414	$(54,443)
Prepaid expenses and other assets	127,843	53,829	74,014
Liabilities and shareholders' equity
Accrued expenses	79,363	75,060	4,303
Deferred income taxes	34,492	30,535	3,957
Retained earnings	2,023,919	2,012,608	11,311

	Thirteen Weeks Ended June 30, 2018			Twenty-six Weeks Ended June 30, 2018
Statement of Earnings	As Reported	Balance Excluding ASC 606 Effects	Change	As Reported	Balance Excluding ASC 606 Effects	Change
Net Sales	$682,405	$687,953	$(5,548)	$1,381,089	$1,358,827	$22,262
Operating Income	$63,670	$66,707	$(3,037)	$127,630	$125,592	$2,038
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less at contract inception.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen and twenty-six weeks ended June 30, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 30, 2018	Thirteen weeks ended June 30, 2018	Twenty-six weeks ended June 30, 2018	Twenty-six weeks ended June 30, 2018
Utility Support Structures	$—	$196,531	$—	$406,390
Engineered Support Structures	237,720	8,321	444,914	17,043
Coatings	74,539	—	142,997	—
Irrigation	157,800	2,813	341,034	5,631
Other	4,681	—	23,080	—
Total	$474,740	$207,665	$952,025	$429,064
The Company's contract asset as of June 30, 2018 is $92,585. This amount is included within prepaid expenses and other assets line item within current assets. The contract assets attributable to the cumulative effect from the adoption of the new revenue recognition guidance was $51,507; the contract asset at December 30, 2017, attributable to the offshore and other complex structures product line, was $16,165. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At June 30, 2018 and December 30, 2017, the contract liability for revenue recognized over time was $4,669 and $7,368. The contract liability is included in Accrued Expenses on the Condensed Consolidated Balance Sheets. During the twenty-six weeks ended June 30, 2018, the Company recognized $4,456 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
Hedging Activities
The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.
Fair value of derivative instruments at June 30, 2018 and December 30, 2017 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	June 30, 2018	December 30, 2017
Commodity forward contracts	Prepaid expenses and other assets	$1,345	$—
Foreign currency forward contracts	Prepaid expenses and other assets	2,005	—
Foreign currency forward contracts	Accrued expenses	—	(826)
		$3,350	$(826)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In the second quarter of 2016, the Company entered into a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our investments denominated in British pounds. The forward contract had a notional amount to sell British pounds and receive $44,000, and matured in May 2017. The realized gain of $5,123 ($3,150 after tax) has been deferred in other comprehensive income (OCI) where it will remain until the Company's net investments in its British subsidiaries are divested.
In the third quarter of 2017, the Company entered into two six-month foreign currency forward contracts which qualified as net investment hedges, in order to mitigate foreign currency risk on the grinding media business that is denominated in both Australian dollars and British pounds. The Company announced its intention to divest of this business in August 2017 and finalized the sale in the second quarter. The forward contracts had a maturity date of January 2018 and a notional amount to sell British pounds and Australian dollars to receive $24,059 and $21,222, respectively. As regulatory approval was still pending at maturity of the contracts, the Company chose to extend the Australian dollar contract through April 2018 which was the planned date of divestiture. Due to the sale of the grinding media business in the second quarter of 2018, the Company reclassified the net investment hedge loss of $1,621 ($1,215 after tax) from OCI to Loss from divestiture of grinding media business in the Statements of Earnings.
In the first quarter of 2018, the Company entered into a steel hot rolled coil forward contract which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. The forward contract has a notional amount of $7,142 for the purchase of 1,500 short tons for each month from July 2018 to December 2018. During the second quarter of 2018, the Company entered into an additional steel hot rolled coil forward contract with a notional amount of $7,185 for an additional 2,000 short tons for each month from July to September 2018 and 1,000 short tons for each month from October to December 2018. The unrealized gain on the hedges of $1,345 is recorded in OCI. The gain/(loss) upon settlement will be recognized in earnings based on average inventory turns.
In the second quarter of 2018, the Company entered into a two foreign currency forward contracts which qualified as net investment hedges, each for a two year term, to mitigate foreign currency risk of the Company's investment in its Australian dollar and euro denominated businesses. The forward contracts have a maturity date of May 2020 and notional amounts to sell Australian dollars and euro to receive $100,000 and $50,000, respectively. The unrealized gain recorded in OCI for the Australian dollar and euro net investment hedges at June 30, 2018 are $857 and $1,148, respectively.
On June 19, 2018, the Company issued and sold $200,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $55,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054. During the second quarter of 2018, the Company executed a contract to lock in the interest rate related to the issuance of the 2044 Notes and an additional contract to lock in the interest rate on the 2054 Notes. These contracts, with a combined notional amount of $175,000, were executed to hedge the risk of potential fluctuations in the treasury rates which would change the amount of net proceeds received from the debt offering. On June 8, 2018, these contracts were settled with the Company paying $2,467 to the counterparties which was recorded in OCI and will be amortized as an increase to interest expense over the term of the debt.

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
In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted this ASU in the first quarter of 2018, recognizing the DPP net periodic pension expense within Other income (expense). The Company also reclassified $160 and $314 of DPP net periodic pension expense for second quarter and first half of 2017 out of selling, general, and administrative expense and into Other expense.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.
The Company adopted the ASU in the first quarter of 2018, recasting the beginning-of-period and end-of-period total cash and cash equivalent amounts on the statement of cash flows to include the £10,000 restricted cash account for the pension plan at December 31, 2016, thus reducing cash flows from operating activities by $12,568 in 2017. The Company did not have any restricted cash at June 30, 2018 or December 30, 2017.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, which requires the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when it is sold to an outside party. The Company adopted this standard in 2018 and the result was an increase to retained earnings of $1,038.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS
On January 26, 2018, the Company acquired 60% of the assets of Torrent Engineering and Equipment ("Torrent") for $4,800 in cash. Torrent operates in Indiana and is an integrator of prefabricated pump stations that involves designing high pressure water and compressed air process systems. Torrent has annual sales of approximately $9,000. In the purchase price allocation, goodwill of $3,922 and $4,020 of customer relationships and other intangible assets were recorded. A portion of the goodwill is deductible for tax purposes. Torrent is included in the Irrigation segment and was acquired to expand the Company's water management capabilities. The purchase price allocation was finalized in the second quarter of 2018. Proforma disclosures were omitted as this business does not have a significant impact on the Company's financial results.
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
Acquisitions of Noncontrolling Interests
In March 2018, the Company acquired the remaining 10% of Valmont Industria e Commercio Ltda. that it did not own for $5,510. As this transaction was for the acquisition of all of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholders' equity and as a financing activity in the Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation.
The grinding media business had operating income/(loss) of ($334) and ($913) for the thirteen and twenty-six weeks ended June 30, 2018, and $1,859 and $3,945 for the thirteen and twenty-six weeks ended July 1, 2017. The Company received Australian $82,500 (U.S. $62,518) but is subject to a working capital target settlement with the buyer that is expected to be finalized before the end of fiscal 2018.
The assets and liabilities of the grinding media business at closing on April 30, 2018 were as follows:

Receivables, net	$9,848
Inventories	15,945
Net property, plant, and equipment	13,815
Goodwill and intangible assets	27,153
Other assets	1,388
Total assets	$68,149

Accounts payable	$7,125
Accrued expenses	2,484
Deferred income taxes	2,187
Total liabilities	$11,796

Net assets	$56,353
The pre-tax loss from the divestiture is reported in other income (expense). The loss is comprised of the proceeds from buyer, less deal-related costs, less the net assets of the business which resulted in a gain of $4,334. Offsetting this amount is a $(10,418) realized loss on foreign exchange translation adjustments and net investment hedges previously reported in shareholders' equity.

Pre-tax gain from divestiture, before recognition of currency translation loss	$4,334
Recognition of cumulative currency translation loss and hedges (out of OCI)	(10,418)
Net pre-tax loss from divestiture of the grinding media business	$(6,084)
The transaction did not result in a taxable capital gain as the cash proceeds were less than the tax carrying value of the business. There is an insignificant tax benefit from the tax deductibility of deal related expenses.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) RESTRUCTURING ACTIVITIES
In February 2018, the Company decided upon certain regional restructuring activities (the "2018 Plan") of approximately $20,000, primarily in the ESS segment. The Company expects to incur $13,500 of pre-tax restructuring expenses in cost of sales and $6,500 of pre-tax restructuring expense in SG&A in 2018. Within the $20,000 are expected pre-tax asset impairments of approximately $5,000.

The following pre-tax expense were recognized during the second quarter of 2018:

	ESS	Utility	Corporate	Total
Severance	$1,603	$515	$—	$2,118
Other cash restructuring expenses	152	959	—	1,111
Asset impairments/net loss on disposals	1,261	—	—	1,261
Total cost of sales	3,016	1,474	—	4,490

Severance	1,533	—	—	1,533
Other cash restructuring expenses	485	—	126	611
Asset impairments/net loss on disposals	385	—	—	385
Total selling, general and administrative expenses	2,403	—	126	2,529
Consolidated total	$5,419	$1,474	$126	$7,019

In the first half of 2018, the Company recognized the following pre-tax restructuring expenses:

	ESS	Utility	Corporate	Total
Severance	$2,026	$515	$—	$2,541
Other cash restructuring expenses	152	1,731	—	1,883
Asset impairments/net loss on disposals	2,406	—	—	2,406
Total cost of sales	4,584	2,246	—	6,830

Severance	3,511	—	—	3,511
Other cash restructuring expenses	567	—	126	693
Asset impairments/net loss on disposals	385	—	—	385
Total selling, general and administrative expenses	4,463	—	126	4,589
Consolidated total	$9,047	$2,246	$126	$11,419

Liabilities recorded for the restructuring plans and changes therein for the first half of 2018 were as follows:

	Balance at December 30, 2017	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at June 30, 2018
Severance	$—	$6,052	$(6,052)	$—
Other cash restructuring expenses	1,216	2,576	(2,609)	1,183
Total	$1,216	$8,628	$(8,661)	$1,183

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 30, 2018 and December 30, 2017 were as follows:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$188,767	$126,904	13 years
Proprietary Software & Database	3,589	3,075	8 years
Patents & Proprietary Technology	7,225	4,238	11 years
Other	4,496	3,789	3 years
	$204,077	$138,006

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$200,810	$131,062	13 years
Proprietary Software & Database	3,671	3,107	8 years
Patents & Proprietary Technology	6,693	3,999	11 years
Other	4,861	4,121	3 years
	$216,035	$142,289
Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2018	2017	2018	2017
3,572	3,903	7,455	7,767
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2018	$14,187
2019	12,903
2020	11,804
2021	9,748
2022	7,573
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at June 30, 2018 and December 30, 2017 were as follows:

	June 30, 2018	December 30, 2017	Year Acquired
Newmark	$11,111	$11,111	2004
Valmont SM	9,717	9,973	2014
Webforge	9,230	9,432	2010
Ingal EPS/Ingal Civil Products	7,526	7,690	2010
Shakespeare	4,000	4,000	2014
Other	16,894	22,647
	$58,478	$64,853
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
Goodwill
The carrying amount of goodwill by segment as of June 30, 2018 and December 30, 2017 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Gross Balance at December 30, 2017	$170,076	$90,248	$76,696	$19,778	$15,814	$372,612
Accumulated impairment losses	(18,670)	—	(16,222)	—	—	(34,892)
Balance at December 30, 2017	$151,406	$90,248	$60,474	$19,778	$15,814	$337,720
Acquisitions	—	—	—	3,922	—	3,922
Divestiture of grinding media	—	—	—	—	(15,814)	(15,814)
Foreign currency translation	(3,443)	(380)	(527)	(116)	—	(4,466)
Balance at June 30, 2018	$147,963	$89,868	$59,947	$23,584	$—	$321,362

The Company’s annual impairment test of goodwill was performed during the third quarter of 2017. As a result of that testing, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values. The Company's offshore and other complex steel structures reporting unit with $14,464 of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value. The Company continues to monitor changes in global market conditions, including commodity prices, which could impact future results of any of its reporting units.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 30, 2018 and July 1, 2017 were as follows:

	2018	2017
Interest	$19,448	$22,113
Income taxes	22,796	26,966
(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 30, 2018:
Net earnings attributable to Valmont Industries, Inc.	$32,960	$—	$32,960
Shares outstanding (000 omitted)	22,438	135	22,573
Per share amount	$1.47	$(0.01)	$1.46
Thirteen weeks ended July 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$45,664	$—	$45,664
Shares outstanding (000 omitted)	22,517	223	22,740
Per share amount	$2.03	$(0.02)	$2.01
Twenty-six weeks ended June 30, 2018:
Net earnings attributable to Valmont Industries, Inc.	$72,241	$—	$72,241
Shares outstanding (000 omitted)	22,523	161	22,684
Per share amount	$3.21	$(0.03)	$3.18
Twenty-six weeks ended July 1, 2017:
Net earnings attributable to Valmont Industries, Inc.	$84,643	$—	$84,643
Shares outstanding (000 omitted)	22,494	206	22,700
Per share amount	$3.76	$(0.03)	$3.73
Basic and diluted earnings per share in the second quarter and first half of 2018 were impacted by the 2018 Restructuring Plan costs of $6,295, after-tax ($0.28 per share) and $9,620, after-tax ($0.43 per share), respectively. In addition, the Company divested of its grinding media business in the second quarter of 2018 resulting in a loss of $5,455, after-tax ($0.24 per share).
At June 30, 2018 and July 1, 2017, there were 145,105 and 84,712 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) LONG-TERM DEBT
On June 19, 2018, the Company issued and sold $200,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $55,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054.
Long-term debt is as follows:

	June 30, 2018	December 30, 2017
5.00% senior unsecured notes due 2044(a)	$450,000	$250,000
5.25% senior unsecured notes due 2054(b)	305,000	250,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(21,624)	(4,312)
6.625% senior unsecured notes due 2020(c)	250,200	250,200
Unamortized premium on 6.625 senior unsecured notes (c)	2,018	2,545
Revolving credit agreement (d)	—	—
IDR Bonds(e)	8,500	8,500
Other notes	3,456	4,033
Debt issuance costs	(8,167)	(6,112)
Long-term debt	989,383	754,854
Less current installments of long-term debt	253,081	966
Long-term debt, excluding current installments	$736,302	$753,888

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $14,053 at June 30, 2018. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount is amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,571 at June 30, 2018. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount is amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(c)
The 6.625% senior unsecured notes due 2020, following a partial tender offer in September 2014, include a remaining aggregate principal amount of $250,200 on which interest is paid and an unamortized premium balance of $2,018 at June 30, 2018. The notes bear interest at 6.625% per annum and are due on April 1, 2020. The remaining premium will be amortized against interest expense as interest payments are made over the term of the notes. The notes may be redeemed prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

On June 11, 2018, the Company notified the holders of the 2020 bonds of its plan to redeem all of these bonds. On July 9, 2018, the Company redeemed all $250,200 of the 2020 bonds at a make-whole redemption price equal to approximately $266,000 plus approximately $3,600 of accrued and unpaid interest on the notes from April 20, 2018

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) LONG-TERM DEBT (Continued)
to July 8, 2018. The Company recognized approximately $14,800 of redemption related expenses, including the recognition of the unamortized premium, in the third quarter of 2018.

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
At June 30, 2018, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At June 30, 2018, the Company had the ability to borrow $585,350 under this facility, after consideration of standby letters of credit of $14,650 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $110,940, $110,670 of which was unused at June 30, 2018.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at June 30, 2018 and December 30, 2017 were 2.96% and 2.00%, respectively.

The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at June 30, 2018. The minimum aggregate maturities of long-term debt for 2018 is $250,685 and each of the five years following 2018 are: $820, $824, $829, $499 and $0.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) BUSINESS SEGMENTS
In the fourth quarter of 2017, the Company's management structure and reporting was changed to reflect management's expectations of the future growth of certain product lines and to take into consideration the expected divestiture of the grinding media business which historically was reported in the Energy and Mining segment. Grinding media is reported in "Other" and was sold in the second quarter of 2018. The access systems applications product line is now part of the Engineered Support Structures ("ESS") segment and the offshore and other complex structures product line is now part of the Utility segment. The segment financial information have been accordingly reclassified in this report to reflect these changes, for all periods presented.

The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture of engineered metal and composite structures and components for lighting, traffic, and wireless communication markets, engineered access systems, integrated solutions for smart cities, and highway safety products;

UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility transmission, distribution, and generation applications and on and offshore and other complex steel structures used in energy generation and distribution outside of North America, and inspection services;
COATINGS: This segment consists of galvanizing, painting, and anodizing services; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment, parts, services, tubular products, water management solutions, and technology for precision agriculture.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$178,930	$161,474	$339,374	$302,276
Communication Products	39,592	43,813	73,705	75,289
Access Systems	32,189	31,516	62,586	64,187
Engineered Support Structures segment	250,711	236,803	475,665	441,752
Utility Support Structures segment:
Steel	146,117	163,079	310,100	311,433
Concrete	30,185	22,906	53,847	49,110
Offshore and Other Complex Steel Structures	21,417	24,619	43,634	50,326
Utility Support Structures segment	197,719	210,604	407,581	410,869
Coatings segment	91,572	79,781	176,519	153,249
Irrigation segment	162,936	188,287	350,889	355,511
Other	4,681	21,072	23,080	40,666
Total	707,619	736,547	1,433,734	1,402,047
INTERSEGMENT SALES:
Engineered Support Structures segment	4,670	5,525	13,708	17,398
Utility Support Structures segment	1,188	982	1,191	1,217
Coatings segment	17,033	15,181	33,522	29,317
Irrigation segment	2,323	2,122	4,224	3,905
Other	—	—	—	—
Total	25,214	23,810	52,645	51,837
NET SALES:
Engineered Support Structures segment	246,041	231,278	461,957	424,354
Utility Support Structures segment	196,531	209,622	406,390	409,652
Coatings segment	74,539	64,600	142,997	123,932
Irrigation segment	160,613	186,165	346,665	351,606
Other	4,681	21,072	23,080	40,666
Total	$682,405	$712,737	$1,381,089	$1,350,210

OPERATING INCOME:
Engineered Support Structures segment	$12,965	$20,288	$19,912	$29,752
Utility Support Structures segment	20,841	22,394	44,208	46,601
Coatings segment	14,868	12,108	26,735	21,514
Irrigation segment	27,728	34,670	61,615	64,961
Other	(334)	1,859	(913)	3,945
Adjustment to LIFO inventory valuation method	(1,651)	(434)	(2,732)	(1,213)
Corporate	(10,747)	(12,435)	(21,195)	(22,454)
Total	$63,670	$78,450	$127,630	$143,106

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
The Company had three tranches of senior unsecured notes at June 30, 2018. One of the tranches of senior unsecured notes was subsequently redeemed in the third quarter of 2018. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$297,916	$133,563	$315,499	$(64,573)	$682,405
Cost of sales	220,677	98,649	252,185	(64,105)	507,406
Gross profit	77,239	34,914	63,314	(468)	174,999
Selling, general and administrative expenses	50,259	12,535	48,535	—	111,329
Operating income	26,980	22,379	14,779	(468)	63,670
Other income (expense):
Interest expense	(11,396)	(3,749)	(395)	3,749	(11,791)
Interest income	305	5	4,885	(3,749)	1,446
Loss from divestiture of grinding media business	(2,518)	—	(3,566)	—	(6,084)
Other	616	14	1,214	—	1,844
	(12,993)	(3,730)	2,138	—	(14,585)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	13,987	18,649	16,917	(468)	49,085
Income tax expense (benefit):
Current	4,566	4,851	7,356	(49)	16,724
Deferred	(2,248)	—	(71)	—	(2,319)
	2,318	4,851	7,285	(49)	14,405
Earnings before equity in earnings of nonconsolidated subsidiaries	11,669	13,798	9,632	(419)	34,680
Equity in earnings of nonconsolidated subsidiaries	21,291	31,169	—	(52,460)	—
Net earnings	32,960	44,967	9,632	(52,879)	34,680
Less: Earnings attributable to noncontrolling interests	—	—	(1,720)	—	(1,720)
Net earnings attributable to Valmont Industries, Inc.	$32,960	$44,967	$7,912	$(52,879)	$32,960

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$613,908	$254,734	$647,635	$(135,188)	$1,381,089
Cost of sales	456,273	193,108	523,901	(136,432)	1,036,850
Gross profit	157,635	61,626	123,734	1,244	344,239
Selling, general and administrative expenses	96,790	24,452	95,367	—	216,609
Operating income	60,845	37,174	28,367	1,244	127,630
Other income (expense):
Interest expense	(22,277)	(7,629)	(588)	7,629	(22,865)
Interest income	481	15	9,846	(7,629)	2,713
Loss from divestiture of grinding media business	(2,518)	—	(3,566)	—	(6,084)
Other	510	26	167	—	703
	(23,804)	(7,588)	5,859	—	(25,533)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	37,041	29,586	34,226	1,244	102,097
Income tax expense (benefit):
Current	7,335	5,737	11,277	88	24,437
Deferred	3,343	1,791	(2,634)	—	2,500
	10,678	7,528	8,643	88	26,937
Earnings before equity in earnings of nonconsolidated subsidiaries	26,363	22,058	25,583	1,156	75,160
Equity in earnings of nonconsolidated subsidiaries	45,878	33,898	—	(79,776)	—
Net earnings	72,241	55,956	25,583	(78,620)	75,160
Less: Earnings attributable to noncontrolling interests	—	—	(2,919)	—	(2,919)
Net earnings attributable to Valmont Industries, Inc.	$72,241	$55,956	$22,664	$(78,620)	$72,241

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$316,185	$122,359	$328,016	$(53,823)	$712,737
Cost of sales	233,535	91,374	259,158	(54,610)	529,457
Gross profit	82,650	30,985	68,858	787	183,280
Selling, general and administrative expenses	46,922	11,849	46,059	—	104,830
Operating income	35,728	19,136	22,799	787	78,450
Other income (expense):
Interest expense	(10,646)	(3,785)	(172)	3,785	(10,818)
Interest income	144	10	4,598	(3,785)	967
Other	1,167	15	(1,374)	—	(192)
	(9,335)	(3,760)	3,052	—	(10,043)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	26,393	15,376	25,851	787	68,407
Income tax expense (benefit):
Current	15,344	4,782	7,444	233	27,803
Deferred	(5,788)	—	(930)	—	(6,718)
	9,556	4,782	6,514	233	21,085
Earnings before equity in earnings of nonconsolidated subsidiaries	16,837	10,594	19,337	554	47,322
Equity in earnings of nonconsolidated subsidiaries	28,827	6,296	—	(35,123)	—
Net earnings	45,664	16,890	19,337	(34,569)	47,322
Less: Earnings attributable to noncontrolling interests	—	—	(1,658)	—	(1,658)
Net earnings attributable to Valmont Industries, Inc.	$45,664	$16,890	$17,679	$(34,569)	$45,664

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$609,450	$239,584	$623,312	$(122,136)	$1,350,210
Cost of sales	450,021	182,863	491,648	(122,207)	1,002,325
Gross profit	159,429	56,721	131,664	71	347,885
Selling, general and administrative expenses	97,139	23,509	84,131	—	204,779
Operating income	62,290	33,212	47,533	71	143,106
Other income (expense):
Interest expense	(21,788)	(6,051)	(334)	6,051	(22,122)
Interest income	295	24	7,626	(6,051)	1,894
Other	2,521	31	(1,699)	—	853
	(18,972)	(5,996)	5,593	—	(19,375)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	43,318	27,216	53,126	71	123,731
Income tax expense (benefit):
Current	10,457	10,102	8,553	(11)	29,101
Deferred	5,539	—	1,808	—	7,347
	15,996	10,102	10,361	(11)	36,448
Earnings before equity in earnings of nonconsolidated subsidiaries	27,322	17,114	42,765	82	87,283
Equity in earnings of nonconsolidated subsidiaries	57,321	5,316	—	(62,637)	—
Net earnings	84,643	22,430	42,765	(62,555)	87,283
Less: Earnings attributable to noncontrolling interests	—	—	(2,640)	—	(2,640)
Net earnings attributable to Valmont Industries, Inc.	$84,643	$22,430	$40,125	$(62,555)	$84,643

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$32,960	$44,967	$9,632	$(52,879)	$34,680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	6,513	(53,466)	—	(46,953)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities:
Net investment hedges	2,396	—	—	—	2,396
Loss on net investment hedge for grinding media business recorded in earnings	1,215	—	—	—	1,215
Amortization cost included in interest expense	25	—	—	—	25
Loss (deferred) on interest rate hedges	(2,467)	—	—	—	(2,467)
Commodity hedges	1,438	—	—	—	1,438
Equity in other comprehensive income	(37,144)	—	—	37,144	—
Other comprehensive income (loss)	(34,537)	6,513	(44,263)	37,144	(35,143)
Comprehensive income (loss)	(1,577)	51,480	(34,631)	(15,735)	(463)
Comprehensive income attributable to noncontrolling interests	—	—	(1,114)	—	(1,114)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(1,577)	$51,480	$(35,745)	$(15,735)	$(1,577)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$72,241	$55,956	$25,583	$(78,620)	$75,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(2,167)	(37,982)	—	(40,149)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities:
Net investment hedges	1,607	—	—	—	1,607
Loss on net investment hedge for grinding media business recorded in earnings	1,215	—	—	—	1,215
Amortization cost included in interest expense	44	—	—	—	44
Loss (deferred) on interest rate hedges	(2,467)	—	—	—	(2,467)
Commodity hedges	1,345	—	—	—	1,345
Equity in other comprehensive income	(33,888)	—	—	33,888	—
Other comprehensive income (loss)	(32,144)	(2,167)	(28,779)	33,888	(29,202)
Comprehensive income (loss)	40,097	53,789	(3,196)	(44,732)	45,958
Comprehensive income attributable to noncontrolling interests	—	—	(5,861)	—	(5,861)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$40,097	$53,789	$(9,057)	$(44,732)	$40,097

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$45,664	$16,890	$19,337	$(34,569)	$47,322
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(1,359)	22,910	—	21,551
Gain (loss) on hedging activities:
Net investment hedges	(550)	—	—	—	(550)
Amortization cost included in interest expense	18	—	—	—	18
Equity in other comprehensive income	20,986	—	—	(20,986)	—
Other comprehensive income (loss)	20,454	(1,359)	22,910	(20,986)	21,019
Comprehensive income (loss)	66,118	15,531	42,247	(55,555)	68,341
Comprehensive income attributable to noncontrolling interests	—	—	(2,223)	—	(2,223)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$66,118	$15,531	$40,024	$(55,555)	$66,118

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$84,643	$22,430	$42,765	$(62,555)	$87,283
Other comprehensive income (loss), net of tax:			—
Foreign currency translation adjustments:			—
Unrealized translation gain (loss)	—	68,024	(27,083)	—	40,941
Gain (loss) on hedging activities:
Net investment hedges	(1,076)	—	—	—	(1,076)
Amortization cost included in interest expense	37	—	—	—	37
Equity in other comprehensive income	41,599	—	—	(41,599)	—
Other comprehensive income (loss)	40,560	68,024	(27,083)	(41,599)	39,902
Comprehensive income (loss)	125,203	90,454	15,682	(104,154)	127,185
Comprehensive income attributable to noncontrolling interests	—	—	(1,982)	—	(1,982)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$125,203	$90,454	$13,700	$(104,154)	$125,203

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$349,906	$12,698	$359,984	$—	$722,588
Receivables, net	135,850	86,036	250,963	—	472,849
Inventories	140,600	38,888	205,410	(2,927)	381,971
Prepaid expenses and other assets	49,748	39,066	39,029	—	127,843
Refundable income taxes	9,841	—	—	—	9,841
Total current assets	685,945	176,688	855,386	(2,927)	1,715,092
Property, plant and equipment, at cost	566,962	166,690	398,422	—	1,132,074
Less accumulated depreciation and amortization	380,864	89,134	169,388	—	639,386
Net property, plant and equipment	186,098	77,556	229,034	—	492,688
Goodwill	20,108	110,562	190,692	—	321,362
Other intangible assets	103	29,164	95,282	—	124,549
Investment in subsidiaries and intercompany accounts	1,342,466	1,118,506	990,137	(3,451,109)	—
Other assets	50,346	—	75,324	—	125,670
Total assets	$2,285,066	$1,512,476	$2,435,855	$(3,454,036)	$2,779,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$252,218	$—	$863	$—	$253,081
Notes payable to banks	—	—	271	—	271
Accounts payable	55,865	12,342	125,405	—	193,612
Accrued employee compensation and benefits	37,484	5,888	28,441	—	71,813
Accrued expenses	31,803	5,963	41,597	—	79,363
Dividends payable	8,412	—	—	—	8,412
Total current liabilities	385,782	24,193	196,577	—	606,552
Deferred income taxes	(1,652)	16,883	19,261	—	34,492
Long-term debt, excluding current installments	733,709	175,549	9,012	(181,968)	736,302
Defined benefit pension liability	—	—	183,688	—	183,688
Deferred compensation	43,413	—	4,705	—	48,118
Other noncurrent liabilities	11,648	5	8,732	—	20,385
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,023,919	602,675	552,173	(1,154,848)	2,023,919
Accumulated other comprehensive income (loss)	(311,166)	72,315	(332,169)	259,854	(311,166)
Treasury stock	(628,487)	—	—	—	(628,487)
Total Valmont Industries, Inc. shareholders’ equity	1,112,166	1,295,846	1,976,222	(3,272,068)	1,112,166
Noncontrolling interest in consolidated subsidiaries	—	—	37,658	—	37,658
Total shareholders’ equity	1,112,166	1,295,846	2,013,880	(3,272,068)	1,149,824
Total liabilities and shareholders’ equity	$2,285,066	$1,512,476	$2,435,855	$(3,454,036)	$2,779,361

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$72,241	$55,956	$25,583	$(78,620)	$75,160
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,871	7,063	21,723	—	41,657
Noncash loss on trading securities	—	—	229	—	229
Impairment of property, plant and equipment	—	—	2,791	—	2,791
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	5,374	—	—	—	5,374
Defined benefit pension plan expense	—	—	(1,159)	—	(1,159)
Contribution to defined benefit pension plan	—	—	(731)	—	(731)
Loss (gain) on sale of property, plant and equipment	10	(7)	(290)	—	(287)
Equity in earnings in nonconsolidated subsidiaries	(45,878)	(33,898)	—	79,776	—
Deferred income taxes	3,343	1,791	(2,634)	—	2,500
Changes in assets and liabilities:
Net working capital	(15,781)	(43,990)	(12,177)	(1,244)	(73,192)
Other noncurrent liabilities	640	—	(1,120)	—	(480)
Income taxes payable (refundable)	(11,054)	(843)	7,609	—	(4,288)
Net cash flows from operating activities	24,284	(13,928)	43,390	(88)	53,658
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,051)	(6,770)	(14,995)	—	(31,816)
Proceeds from sale of assets	5	209	64,179	—	64,393
Acquisitions, net of cash acquired	—	—	(9,300)	—	(9,300)
Settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	6,335	13,752	(17,771)	88	2,404
Net cash flows from investing activities	(5,332)	7,191	22,113	88	24,060
Cash flows from financing activities:
Proceeds from short-term agreements	—	—	130	—	130
Proceeds from long-term borrowings	237,641	—	—	—	237,641
Principal payments on long-term borrowings	—	—	(495)	—	(495)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(17,003)	—	—	—	(17,003)
Dividends to noncontrolling interest	—	—	(4,852)	—	(4,852)
Intercompany dividends	75,325	11,296	(86,621)	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Purchase of treasury shares	(43,999)	—	—	—	(43,999)
Proceeds from exercises under stock plans	5,711	—	—	—	5,711
Purchase of common treasury shares - stock plan exercises	(1,769)	—	—	—	(1,769)
Net cash flows from financing activities	247,625	14,788	(97,348)	—	165,065
Effect of exchange rate changes on cash and cash equivalents	—	(657)	(12,343)	—	(13,000)
Net change in cash and cash equivalents	266,577	7,394	(44,188)	—	229,783
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$349,906	$12,698	$359,984	$—	$722,588

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six Weeks Ended July 1, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$84,643	$22,430	$42,765	$(62,555)	$87,283
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,048	7,113	21,593	—	41,754
Noncash loss on trading securities	—	—	188	—	188
Stock-based compensation	4,590	—	—	—	4,590
Defined benefit pension plan expense	—	—	314	—	314
Contribution to defined benefit pension plan	—	—	(25,379)	—	(25,379)
Loss (gain) on sale of property, plant and equipment	(20)	—	(44)	—	(64)
Equity in earnings in nonconsolidated subsidiaries	(57,321)	(5,316)	—	62,637	—
Deferred income taxes	5,539	—	1,808	—	7,347
Changes in assets and liabilities:
Net working capital	(14,523)	(28,010)	(21,840)	69	(64,304)
Other noncurrent liabilities	874	—	1,099	—	1,973
Income taxes payable (refundable)	(7,737)	542	9,223	—	2,028
Net cash flows from operating activities	29,093	(3,241)	29,727	151	55,730
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,126)	(3,351)	(14,706)	—	(26,183)
Proceeds from sale of assets	21	11	858	—	890
Settlement of net investment hedge	5,123	—	—	—	5,123
Other, net	(8,313)	6,604	(607)	(151)	(2,467)
Net cash flows from investing activities	(11,295)	3,264	(14,455)	(151)	(22,637)
Cash flows from financing activities:
Payments under short-term agreements	—	—	(369)	—	(369)
Principal payments on long-term borrowings	—	—	(434)	—	(434)
Dividends paid	(16,913)	—	—	—	(16,913)
Dividends to noncontrolling interest	—	—	(2,889)	—	(2,889)
Intercompany dividends	22,662	—	(22,662)	—	—
Intercompany interest on long-term note	—	(5,669)	5,669	—	—
Intercompany capital contribution	(3,785)	3,785	—	—	—
Proceeds from exercises under stock plans	10,168	—	—	—	10,168
Purchase of common treasury shares - stock plan exercises	(3,056)	—	—	—	(3,056)
Net cash flows from financing activities	9,076	(1,884)	(20,685)	—	(13,493)
Effect of exchange rate changes on cash and cash equivalents	—	212	15,894	—	16,106
Net change in cash and cash equivalents	26,874	(1,649)	10,481	—	35,706
Cash and cash equivalents—beginning of year	67,225	6,071	339,220	—	412,516
Cash and cash equivalents—end of period	$94,099	$4,422	$349,701	$—	$448,222

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 9 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 30, 2018	July 1, 2017	% Incr. (Decr.)	June 30, 2018	July 1, 2017	% Incr. (Decr.)
Consolidated
Net sales	$682.4	$712.7	(4.3)%	$1,381.1	$1,350.2	2.3%
Gross profit	175.0	183.3	(4.5)%	344.2	347.9	(1.1)%
as a percent of sales	25.6%	25.7%		24.9%	25.8%
SG&A expense	111.3	104.8	6.2%	216.6	204.8	5.8%
as a percent of sales	16.3%	14.7%		15.7%	15.2%
Operating income	63.7	78.5	(18.9)%	127.6	143.1	(10.8)%
as a percent of sales	9.3%	11.0%		9.2%	10.6%
Net interest expense	10.3	9.9	4.0%	20.2	20.2	—%
Effective tax rate	29.3%	30.8%		26.4%	29.4%
Net earnings	$33.0	$45.7	(27.8)%	$72.2	$84.6	(14.7)%
Diluted earnings per share	$1.46	$2.01	(27.4)%	$3.18	$3.73	(14.7)%
Engineered Support Structures (ESS)
Net sales	$246.0	$231.2	6.4%	$461.9	$424.3	8.9%
Gross profit	56.9	59.6	(4.5)%	106.2	107.8	(1.5)%
SG&A expense	43.9	39.3	11.7%	86.3	78.0	10.6%
Operating income	13.0	20.3	(36.0)%	19.9	29.8	(33.2)%
Utility Support Structures (Utility)
Net sales	$196.5	$209.6	(6.3)%	$406.4	$409.7	(0.8)%
Gross profit	42.3	41.9	1.0%	85.9	85.3	0.7%
SG&A expense	21.4	19.5	9.7%	41.7	38.7	7.8%
Operating income	20.9	22.4	(6.7)%	44.2	46.6	(5.2)%
Coatings
Net sales	$74.5	$64.6	15.3%	$143.0	$123.9	15.4%
Gross profit	24.2	20.5	18.0%	44.8	38.2	17.3%
SG&A expense	9.4	8.4	11.9%	18.1	16.7	8.4%
Operating income	14.8	12.1	22.3%	26.7	21.5	24.2%
Irrigation
Net sales	$160.7	$186.2	(13.7)%	$346.7	$351.6	(1.4)%
Gross profit	53.2	58.7	(9.4)%	109.2	111.5	(2.1)%
SG&A expense	25.5	24.0	6.3%	47.6	46.5	2.4%
Operating income	27.7	34.7	(20.2)%	61.6	65.0	(5.2)%
Other
Net sales	$4.7	$21.1	(77.7)%	$23.1	$40.7	(43.2)%
Gross profit	—	3.1	(100.0)%	0.8	6.4	(87.5)%
SG&A expense	0.3	1.3	(76.9)%	1.7	2.5	(32.0)%
Operating income	(0.3)	1.8	(116.7)%	(0.9)	3.9	(123.1)%
Adjustment to LIFO inventory valuation method
Gross profit	$(1.6)	$(0.4)	NM	$(2.7)	$(1.2)	NM
Operating income	(1.6)	(0.4)	NM	(2.7)	(1.2)	NM
Net corporate expense
Gross profit	$—	$(0.1)	NM	$—	$(0.1)	NM
SG&A expense	10.8	12.4	(12.9)%	21.2	22.4	(5.4)%
Operating loss	(10.8)	(12.5)	13.6%	(21.2)	(22.5)	5.8%
NM=Not meaningful

Overview
On a consolidated basis, net sales in the second quarter of fiscal 2018, as compared with the second quarter of fiscal 2017, reflected lower sales in the Utility, Irrigation, and Other segments that were offset by higher net sales in the ESS and Coatings segments. In the first half of 2018, as compared to 2017, net sales were higher in ESS and Coatings and lower in the remaining segments. The changes in net sales in the second quarter and first half of fiscal 2018, as compared with the same periods in fiscal 2017, is as follows:

	Second quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$712.7	$231.2	$209.6	$64.6	$186.2	$21.1
Volume	(54.5)	0.2	(28.4)	4.1	(30.4)	—
Pricing/mix	27.4	3.9	13.4	5.1	5.0	—
Acquisition/(divestiture)	(8.7)	4.9	—	—	2.8	(16.4)
Currency translation	5.5	5.8	1.9	0.7	(2.9)	—
Sales - 2018	$682.4	$246.0	$196.5	$74.5	$160.7	$4.7

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$1,350.2	$424.3	$409.7	$123.9	$351.6	$40.7
Volume	(45.1)	6.7	(39.3)	7.0	(15.2)	(4.3)
Pricing/mix	59.0	7.5	30.2	10.3	8.6	2.4
Acquisition/(divestiture)	(4.1)	8.6	—	—	3.7	(16.4)
Currency translation	21.1	14.8	5.8	1.8	(2.0)	0.7
Sales - 2018	$1,381.1	$461.9	$406.4	$143.0	$346.7	$23.1

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes. On the first day of fiscal 2018, the Company was required to adopt new revenue recognition guidance. Within the Utility Support Structures segment, the steel and concrete product lines now recognize revenue over time whereas in 2017 and years prior, their revenue was recognized at a point in time, which was typically upon product delivery to the customer. The estimated impact of the adoption of ASC 606 in the first half of 2018 was an increase in sales of approximately $22 million and an increase in operating income of approximately $2.0 million primarily in the Utility segment. It is not practical to estimate the sales volumes attributable to the adoption of ASC 606 and thus it is not a separate line item in the table above. Information on the adoption of the new revenue standard can be found under Critical Accounting Policies starting on page 48.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the first half of 2018, as compared to 2017, resulting in higher average cost of material. We expect that average selling prices will increase over time to offset the decrease in gross profit realized from the higher cost of steel for the Company.

The Company acquired a highway business in India ("Aircon") in the third quarter of 2017 that is included in our ESS segment. The Company acquired a majority interest in the assets of Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 that is included in our Irrigation segment.

The Company divested of its grinding media business in the second quarter of 2018, which resulted in a pre-tax loss of approximately $6.1 million. The grinding media business is reported in Other and the loss was recorded in other income/expense on the Condensed Consolidated Statements of Earnings.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS segment, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $7.0 million and $11.4 million in the second quarter and first half of 2018, respectively. The decrease in the second quarter and first half of 2018 gross profit due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Utility	Corporate
Second quarter	$4.5	$3.0	$1.5	$—

Year-to-date	$6.8	$4.6	$2.2	$—

The decrease in the second quarter and first half of 2018 operating income due to restructuring expense by segment is as follows:

Operating Income	Total	ESS	Utility	Corporate
Second quarter	$7.0	$5.4	$1.5	$0.1

Year-to-date	$11.4	$9.0	$2.3	$0.1

Currency Translation

In the second quarter of fiscal 2018, we realized a slight decrease in operating profit, as compared with fiscal 2017, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other	Corporate
Second quarter	$(0.3)	$0.2	$0.1	$0.1	$(0.7)	$—	$—

Year-to-date	$0.1	$0.2	$0.2	$0.3	$(0.6)	$—	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the second quarter and first half of 2018, as compared with the same periods in 2017, was primarily due to higher raw material prices across most of our businesses. Gross profit was lower in the second quarter and first half of 2018, as compared to 2017, due to lower sales volumes, restructuring expenses, and higher LIFO expense incurred in 2018. Coatings and Utility realized increases in gross profit, while the remaining operating segments had a decrease in gross profit.

The Company saw an increase in SG&A in the second quarter and first half of fiscal 2018, as compared to the same periods in 2017, primarily due to currency translation effects of $0.8 million and $3.1 million, restructuring costs incurred of $2.5 million and $4.6 million, and expenses related to recently acquired businesses of $1.1 million and $1.5 million, respectively.

    In the second quarter and first half of 2018, as compared to the same periods in 2017, operating income was lower for all operating segments except for Coatings. The overall decrease in operating income in the second quarter and first half of 2018, as compared to the same periods in 2017, is primarily attributable to lower irrigation volumes, restructuring costs incurred in the ESS and Utility segments, and the disposal of the grinding media business included in Other.

Net Interest Expense and Debt

Net interest expense in the second quarter of 2018, as compared to 2017, was higher due to issuing $255 million of bonds in June 2018 that resulted in additional interest expense. The proceeds from the new debt issuance were subsequently used to pay off the 2020 bonds in July 2018. Interest income was higher in the second quarter of 2018, as compared to 2017, due to having more cash on hand to invest.

Other Income/Expense

The change in other income/expense in the second quarter and first half of 2018, as compared with the same periods in 2017, was primarily due to the divestiture of our grinding media business that resulted in a loss of approximately $6.1 million. In addition, the change in valuation of deferred compensation assets in the second quarter and first half of 2018 resulted in an additional loss of $0.6 million and $2.0 million, respectively. This amount is offset by a gain of the same amount in SG&A expense. The loss was offset by a periodic pension benefit in 2018 compared to pension expense in 2017 that resulted in a change of $0.7 million and $1.4 million, respectively. The remaining change was due to more favorable foreign currency transaction gains/losses.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of 2018 was 29.3% and 26.4%, compared to 30.8% and 29.4% in the second quarter and first half of 2017, respectively. The rate reduction can be attributed to the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") that reduced the Company's statutory federal corporate income tax rate from 35% to 21% at the beginning of 2018.

Earnings attributable to noncontrolling interests was higher in the second quarter and first half of 2018, as compared to 2017, due to improved earnings for our majority-owned irrigation businesses.

Cash Flows from Operations

Our cash flows provided by operations was $53.7 million in the first half of fiscal 2018, as compared with $55.7 million provided by operations in the first half of 2017. The decrease in operating cash flow in the first half of fiscal 2018, as compared with 2017, was primarily the result of higher net working capital levels partially offset by lower pension plan contributions.

ESS segment
The increase in sales in the second quarter and first half of 2018, as compared with the same periods in 2017, was primarily due to higher roadway product sales volumes, higher sales pricing due to higher costs of steel, and favorable currency translation effects.
Global lighting and traffic, and roadway product sales in the second quarter and first half of 2018 were $17.5 million and $37.1 million higher as compared to the same periods in fiscal 2017, primarily due to increased sales volumes. In the second quarter and first half of 2018, as compared to the same periods in 2017, sales volumes and pricing in North America were higher across commercial and transportation markets. Improved sales volumes in Europe contributed to higher sales in the second quarter and first half of 2018, as compared to 2017, along with favorable currency translation effects as the value of the euro appreciated against the U.S. dollar. Sales volumes in Asia-Pacific were lower primarily due to lower demand in China for lighting and traffic products. Roadway product sales increased significantly in 2018, as compared to 2017, due to higher demand in Australia and the acquisition of Aircon in the third quarter of 2017.
Communication product line sales were lower by $4.2 million and $1.6 million in the second quarter and first half of 2018, respectively, as compared with 2017. In North America, communication structure and component sales increased due to higher demand from the continued network expansion by providers. In Asia-Pacific, sales volumes decreased due to significantly lower demand in China for new wireless communication structures.
Access Systems product line net sales increased slightly in the second quarter of 2018 as compared to the second quarter of 2017. Access Systems sales in the first half of 2018 were lower by $1.6 million as compared to the first half of 2017, due to lower sales volumes in Asia due to less large project work that was partially offset by improved market demand in Australia.
Gross profit, as a percentage of sales, and operating income for the segment were lower in the second quarter and first half of 2018, as compared to 2017, primarily due to restructuring costs incurred in 2018. In the second quarter and first half of 2018, the segment incurred $3.0 million and $4.6 million of restructuring costs within product cost of sales and $2.4 million and $4.4 million within SG&A, respectively. SG&A spending was higher in the second quarter and first half of 2018, as compared to 2017, due to restructuring costs and foreign currency translation effects.
Utility segment
In the Utility segment, sales decreased in the second quarter and first half of 2018, as compared with 2017, due to lower sales volumes. The reduction of volumes can be attributed to a more unfavorable product mix as compared with 2017. The volume decrease was offset by higher sales pricing to cover higher steel costs and favorable currency exchange rates. A number of our sales contracts contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Measured in tonnages, sales volumes for steel utility structures in North America were lower whereas concrete utility structure sales volumes were higher in the second quarter and first half of 2018, as compared to the same periods in 2017. The Company adopted new revenue recognition guidance effective the first day of fiscal 2018; steel and concrete reported sales for second quarter and first half of 2017 were recognized upon delivery to customers (point in time) whereas reported revenue for second quarter and first half of 2018 is based on progress of production on customer orders (over time).
Offshore and other complex structures sales decreased in the second quarter and first half of 2018, as compared to 2017, due to lower volumes that were partially offset by positive effects from currency translation.
Gross profit as a percentage of sales increased in the second quarter and first half of 2018, as compared to 2017, due to an improved customer sales mix that was partially offset by restructuring costs incurred of $1.4 million and $2.2 million, respectively. SG&A expense was higher in the second quarter and first half of 2018, as compared with the same periods in 2017, primarily attributed to increased acquisition diligence expenses. Excluding restructuring expenses, operating income was consistent in the second quarter and first half of 2018, as compared with the same periods in 2017.
Coatings segment
Coatings segment sales increased in the second quarter and first half of 2018, as compared to the same periods in 2017, due primarily to increased sales prices to recover higher zinc costs globally and higher sales volumes. Sales pricing and volume demand increased in North America in the second quarter and first half of 2018, as compared to 2017. In the Asia-Pacific region, continued improvements in the Australia market along with overall higher sales pricing provided an increase in net sales.
SG&A expense was higher in the second quarter and first half of 2018, as compared to the same periods in 2017, due to higher compensation costs related to improved business operations and currency translation effects. Operating income was higher in the second quarter and first half of 2018 compared to 2017, due to improved sales volumes and the associated operating leverage of fixed costs and improved sales pricing.
Irrigation segment
The decrease in Irrigation segment net sales in the second quarter of 2018, as compared to 2017, was primarily due to sales volume decreases, particularly in the international markets. The decrease in international sales can be attributed to project delays and lower overall large project work across most regions. In addition, there was a truckers' strike in Brazil in late May 2018 that contributed to lower sales during the quarter. North America sales volume decreases contributed to lower second quarter sales and were the primary driver of the decrease in sales for the first half of 2018, as compared to the first half of 2017. Sales in North America were lower due to continued weak farm income levels. Recent proposed tariffs also caused uncertainly leading farmers to delay irrigation purchases. North America sales decreases were partially offset by higher sales pricing attributed to higher cost of steel.
SG&A was higher in the second quarter and first half of 2018, as compared to the same periods in 2017. The increase can be attributed to SG&A expenses associated with the acquisitions made in 2018 totaling $1.0 million and $1.2 million, respectively. Operating income for the segment decreased in the second quarter and first half of 2018 over the same periods in 2017, primarily due to sales volume decreases and the associated operating de-leverage of fixed costs.
Other
At the end of April 2018, the Company completed its previously announced sale of Donhad, a mining consumable business with operations in Australia. The Company realized an approximate $6.1 million loss on the sale that is recorded in other income/expense, subject to certain post-closing adjustments.

LIFO expense
Steel index prices for both hot rolled coil and plate, and zinc in the U.S. increased at a higher rate in 2018, as compared to 2017, resulting in higher LIFO expense.
Net corporate expense
Corporate SG&A expense was lower in the second quarter and first half of 2018, as compared to the same periods in 2017, due to $0.6 million and $2.0 million of lower deferred compensation expenses that is offset by the same amount in other expense. In addition, incentive costs were lower by $0.5 million in the second quarter and first half of 2018, as compared to 2017.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $1,108.5 million at June 30, 2018, as compared to $1,069.6 million at December 30, 2017. The increase in net working capital in 2018 is attributed to the increase in contract assets associated with our Utility segment which now recognizes revenue over time and lower accounts payable. Cash flow provided by operations was $53.7 million in the first half of 2018, as compared with $55.7 million in first half of 2017. The decrease in operating cash flow in the first half of 2018, as compared to 2017, was primarily the result of higher working capital that was offset by lower pension contributions.
Investing Cash Flows-Capital spending in the first half of fiscal 2018 was $31.8 million, as compared to $26.2 million for the same period in 2017. The increase in investing cash flows in the first half of 2018, as compared to 2017, was primarily due to the sale of the grinding media business which resulted in proceeds of $62.5 million. We acquired 60% of Torrent in the first quarter of 2018 and a small irrigation components business in the second quarter of 2018. Capital spending projects in 2018 and 2017 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2018 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt was $989.7 million at June 30, 2018 and $755.0 at December 30, 2017. Financing cash flows changed from a use of $13.5 million in the first half of 2017 to an inflow of $165.1 million in the first half of 2018. The increase in financing cash inflows in the first half of 2018, as compared to 2017, was primarily due to issuing $255 million of long-term debt. The inflow was offset by the purchase of $44.0 million of treasury shares under our share repurchase program and purchase of certain noncontrolling interests totaling $5.5 million in 2018.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 203,869 treasury shares for approximately $29.2 million under our share repurchase program during the second quarter of 2018. As of June 30, 2018, we have approximately $88.2 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent rating were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.

Our debt financing at June 30, 2018 is primarily long-term debt consisting of:

•	$250.2 million face value ($252.2 million carrying value) of senior unsecured notes that bear interest at 6.625% per annum and are due in April 2020.

•	$450 million face value ($435.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$305 million face value ($297.4 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. All three tranches of these notes are guaranteed by certain of our subsidiaries.

At June 30, 2018 and December 30, 2017, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 30, 2018, we had the ability to borrow $585.3 million under this facility, after consideration of standby letters of credit of $14.7 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $110.9 million, $110.7 million of which was unused at June 30, 2018.

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

At June 30, 2018, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 30, 2018 were as follows (in 000's):

Interest-bearing debt	$989,654
Adjusted EBITDA-last four quarters	348,224
Leverage ratio	2.84

Adjusted EBITDA-last four quarters	$348,224
Interest expense-last four quarters	45,388
Interest earned ratio	7.67

Subsequent to quarter-end, the Company redeemed all $250,200 of 2020 bonds, reducing its interest-bearing debt.

The calculation of Adjusted EBITDA-last four quarters (July 2, 2017 through June 30, 2018) is as follows:

Net cash flows from operations	$131,076
Interest expense	45,388
Income tax expense	96,635
Impairment of property, plant and equipment	(2,791)
Loss on investment	(278)
Deferred income tax benefit	(34,908)
Loss on sale of grinding media business	(6,084)
Noncontrolling interest	(6,360)
Stock-based compensation	(11,490)
Pension plan expense	825
Contribution to pension plan	15,597
Changes in assets and liabilities	98,963
Other	4,148
EBITDA	330,721
Cash restructuring expenses	8,628
Impairment of property, plant and equipment	2,791
Loss on sale of grinding media business	6,084
Adjusted EBITDA	$348,224

Net earnings attributable to Valmont Industries, Inc.	$103,838
Interest expense	45,388
Income tax expense	96,635
Depreciation and amortization expense	84,860
EBITDA	330,721
Cash restructuring expenses	8,628
Impairment of property, plant, and equipment	2,791
Loss on sale of grinding media business	6,084
Adjusted EBITDA	348,224
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
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no related deferred income taxes. Prior to the 2017 Tax Act, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, including unremitted foreign earnings of approximately $400 million. At the end of the second quarter of 2018, the unremitted foreign earnings were approximately $348 million as a result of dividends that were paid. While the tax on these foreign earnings imposed by the 2017 Tax Act (“Transition Tax”) resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries may still be subject to foreign withholding taxes and U.S. state income taxes.

As a result of the 2017 Tax Act, we have reassessed our position with respect to the approximately $348 million of unremitted foreign earnings in our non-U.S. subsidiaries. We have taken the position that our previously deferred earnings in our non-U.S. subsidiaries that were subject to the Transition Tax are not indefinitely reinvested. Of our cash balances of $722.6 million at June 30, 2018, approximately $368.2 million is held in our non-U.S. subsidiaries. Consequently, with the change in our position on unremitted foreign earnings, if we distributed our foreign cash balances certain taxes would be applicable. Therefore at June 30, 2018, we recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $6.6 million and $1.1 million, respectively. The Company's estimates and the overall impact of the 2017 Tax Act may change for various reasons including, but not limited to, changes in our interpretation and assumptions, additional guidance that may be issued by governing authorities, and tax planning actions we may undertake. We continue to gather additional information to fully account for the 2017 Tax Act. Any updates and changes in the estimates will be communicated in future quarterly financial statements.

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
Critical Accounting Policies
Other than revenue recognition as a result of our adoption of ASC 606 as described below, there were no other changes in our critical accounting policies as described on pages 37-41 in our Form 10-K for the fiscal year ended December 30, 2017 during the six months ended June 30, 2018.
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

We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During the quarter ended June 30, 2018, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the quarter. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended June 30, 2018. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 30, 2017.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
April 1, 2018 to April 28, 2018	88,950	$141.85	88,950	$104,765,000
April 29, 2018 to June 2, 2018	96,544	143.43	96,544	90,917,000
June 3, 2018 to June 30, 2018	18,375	149.35	18,375	88,173,000
Total	203,869	$143.28	203,869	$88,173,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 30, 2018, we have acquired 4,893,387 shares for approximately $661.8 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
4.1
Indenture, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010, and is incorporated herein by this reference.

4.2
Second Supplemental Indenture, dated as of September 22, 2014, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014, and is incorporated herein by this reference.

4.3
Third Supplemental Indenture, dated as of September 22, 2014, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 22, 2014, and is incorporated herein by this reference.

4.4
Form of 5.00% Senior Notes due 2044 issued by Valmont Industries, Inc. on June 19, 2018. This document was filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated June 19, 2018, and is incorporated herein by this reference.

4.5
Form of 5.25% Senior Notes due 2054 issued by Valmont Industries, Inc. on June 19, 2018. This document was filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated June 19, 2018, and is incorporated herein by this reference.

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 31st day of July, 2018.