Form 10-Q
period 2018-09-29
VALMONT INDUSTRIES INC
filed 2018-11-01
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or
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
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
22,088,480
Outstanding shares of common stock as of October 25, 2018

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Product sales	$597,469	$602,080	$1,816,597	$1,807,539
Services sales	81,223	78,699	243,184	223,450
Net sales	678,692	680,779	2,059,781	2,030,989
Product cost of sales	460,547	462,854	1,389,832	1,366,875
Services cost of sales	53,805	54,331	161,370	152,635
Total cost of sales	514,352	517,185	1,551,202	1,519,510
Gross profit	164,340	163,594	508,579	511,479
Selling, general and administrative expenses	110,200	103,504	326,809	308,283
Impairment of goodwill and intangible assets	15,780	—	15,780	—
Operating income	38,360	60,090	165,990	203,196
Other income (expenses):
Interest expense	(10,954)	(11,190)	(33,819)	(33,312)
Interest income	1,000	1,311	3,713	3,205
Costs associated with refinancing of debt	(14,820)	—	(14,820)	—
Loss from divestiture of grinding media business	—	—	(6,084)	—
Other	2,496	350	3,199	1,203
	(22,278)	(9,529)	(47,811)	(28,904)
Earnings before income taxes	16,082	50,561	118,179	174,292
Income tax expense (benefit):
Current	10,777	21,163	35,214	50,264
Deferred	(1,686)	(7,268)	814	79
	9,091	13,895	36,028	50,343
Net earnings	6,991	36,666	82,151	123,949
Less: Earnings attributable to noncontrolling interests	(2,543)	(1,458)	(5,462)	(4,098)
Net earnings attributable to Valmont Industries, Inc.	$4,448	$35,208	$76,689	$119,851
Earnings per share:
Basic	$0.20	$1.56	$3.42	$5.33
Diluted	$0.20	$1.55	$3.40	$5.28
Cash dividends declared per share	$0.375	$0.375	$1.125	$1.125
Weighted average number of shares of common stock outstanding - Basic (000 omitted)	22,215	22,527	22,421	22,505
Weighted average number of shares of common stock outstanding - Diluted (000 omitted)	22,352	22,751	22,574	22,717
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings	$6,991	$36,666	$82,151	$123,949
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(10,632)	19,530	(50,781)	60,471
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—
Gain (loss) on hedging activities:
Net investment hedges	1,223	(740)	2,830	(1,816)
Realized loss on net investment hedge for grinding media business recorded in earnings	—	—	1,215	—
Amortization cost included in interest expense	395	19	439	56
Deferred loss on interest rate hedges	—	—	(2,467)	—
Commodity hedges	226	—	1,571	—
Realized gain on commodity hedges recorded in earnings	(717)	—	(717)	—
Cross currency swaps	(2,037)	—	(2,037)	—
Other comprehensive income (loss)	(11,542)	18,809	(40,744)	58,711
Comprehensive income (loss)	(4,551)	55,475	41,407	182,660
Comprehensive loss (income) attributable to noncontrolling interests	(2,389)	(2,570)	(8,250)	(4,552)
Comprehensive income attributable to Valmont Industries, Inc.	$(6,940)	$52,905	$33,157	$178,108

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$295,622	$492,805
Receivables, net	500,406	503,677
Inventories	399,905	420,948
Contract asset - costs and profits in excess of billings	112,620	16,165
Prepaid expenses and other assets	40,655	27,478
Refundable income taxes	13,182	11,492
Total current assets	1,362,390	1,472,565
Property, plant and equipment, at cost	1,153,843	1,165,687
Less accumulated depreciation and amortization	646,122	646,759
Net property, plant and equipment	507,721	518,928
Goodwill	389,594	337,720
Other intangible assets, net	178,693	138,599
Other assets	124,680	134,438
Total assets	$2,563,078	$2,602,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$829	$966
Notes payable to banks	3,328	161
Accounts payable	200,468	227,906
Accrued employee compensation and benefits	80,843	84,426
Accrued expenses	106,929	81,029
Dividends payable	8,310	8,510
Total current liabilities	400,707	402,998
Deferred income taxes	45,076	34,906
Long-term debt, excluding current installments	736,185	753,888
Defined benefit pension liability	179,877	189,552
Deferred compensation	48,174	48,526
Other noncurrent liabilities	19,311	20,585
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,022,538	1,954,344
Accumulated other comprehensive loss	(322,554)	(279,022)
Treasury stock	(670,667)	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,057,217	1,112,836
Noncontrolling interest in consolidated subsidiaries	76,531	38,959
Total shareholders’ equity	1,133,748	1,151,795
Total liabilities and shareholders’ equity	$2,563,078	$2,602,250
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net earnings	$82,151	$123,949
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	62,018	63,500
Noncash (gain) loss on trading securities	(62)	395
Impairment of property, plant and equipment	4,197	—
Impairment of goodwill & intangible assets	15,780	—
Loss on divestiture of grinding media business	6,084	—
Stock-based compensation	8,076	7,300
Defined benefit pension plan expense (benefit)	(1,713)	481
Contribution to defined benefit pension plan	(1,555)	(26,064)
Gain on sale of property, plant and equipment	(353)	(732)
Deferred income taxes	814	79
Changes in assets and liabilities:
Receivables	(612)	(39,584)
Inventories	(33,004)	(41,545)
Prepaid expenses and other assets	(18,486)	(12,331)
Contract asset - costs and profits in excess of billings	(33,029)	695
Accounts payable	(19,069)	28,895
Accrued expenses	7,288	20,157
Other noncurrent liabilities	(1,249)	(1,627)
Income taxes refundable	(9,223)	(1,732)
Net cash flows from operating activities	68,053	121,836
Cash flows from investing activities:
Purchase of property, plant and equipment	(48,919)	(39,898)
Proceeds from sale of assets	64,786	1,575
Acquisitions, net of cash acquired	(125,309)	(5,362)
Settlement of net investment hedges	(1,621)	5,123
Other, net	(2,371)	(3,462)
Net cash flows from investing activities	(113,434)	(42,024)
Cash flows from financing activities:
Proceeds/(payments) under short-term agreements	3,217	(549)
Proceeds from long-term borrowings	236,936	—
Principal payments on long-term borrowings	(252,952)	(658)
Settlement of financial derivatives	(2,467)	—
Debt issuance costs	(2,322)	—
Dividends paid	(25,415)	(25,386)
Dividends to noncontrolling interest	(5,737)	(3,895)
Purchase of noncontrolling interest	(5,510)	—
Purchase of treasury shares	(86,919)	—
Proceeds from exercises under stock plans	6,376	12,446
Purchase of common treasury shares—stock plan exercises	(1,914)	(3,929)
Net cash flows from financing activities	(136,707)	(21,971)
Effect of exchange rate changes on cash and cash equivalents	(15,095)	23,133
Net change in cash and cash equivalents	(197,183)	80,974
Cash, cash equivalents, and restricted cash—beginning of year	492,805	412,516
Cash, cash equivalents, and restricted cash—end of period	$295,622	$493,490
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	119,851	—	—	4,098	123,949
Other comprehensive income (loss)	—	—	—	58,257	—	454	58,711
Cash dividends declared	—	—	(25,417)	—	—	—	(25,417)
Dividends to noncontrolling interests	—	—	—	—	—	(3,895)	(3,895)
Stock plan exercises; 24,672 shares acquired	—	—	—	—	(3,929)	—	(3,929)
Stock options exercised; 106,351 shares issued	—	(7,300)	5,445	—	14,301	—	12,446
Stock option expense	—	3,868	—	—	—	—	3,868
Stock awards; 6,034 shares issued	—	3,432	—	—	844	—	4,276
Balance at September 30, 2017	$27,900	$—	$1,974,601	$(288,102)	$(601,565)	$39,761	$1,152,595
Balance at December 30, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	76,689	—	—	5,462	82,151
Other comprehensive income (loss)	—	—	—	(43,532)	—	2,788	(40,744)
Cash dividends declared	—	—	(25,204)	—	—	—	(25,204)
Dividends to noncontrolling interests	—	—	—	—	—	(5,737)	(5,737)
Purchase of noncontrolling interests	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	40,569	40,569
Purchase of treasury shares; 614,454 shares acquired	—	—	—	—	(86,919)	—	(86,919)
Stock plan exercises; 12,971 shares acquired	—	—	—	—	(1,914)	—	(1,914)
Stock options exercised; 52,404 shares issued	—	(7,172)	5,900	—	7,648	—	6,376
Stock option expense	—	3,138	—	—	—	—	3,138
Stock awards; 7,774 shares issued	—	4,034	—	—	904	—	4,938
Balance at September 29, 2018	$27,900	$—	$2,022,538	$(322,554)	$(670,667)	$76,531	$1,133,748

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 29, 2018, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 29, 2018 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 30, 2017 with the exception of the revenue recognition accounting policy which changed from adopting ASU 2014-09 and is discussed later within this footnote. The results of operations for the period ended September 29, 2018 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 35% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of September 29, 2018 and December 30, 2017. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $49,239 and $43,727 at September 29, 2018 and December 30, 2017, respectively.
Inventories consisted of the following:

	September 29, 2018	December 30, 2017
Raw materials and purchased parts	$202,517	$183,029
Work-in-process	24,046	30,671
Finished goods and manufactured goods	222,581	250,975
Subtotal	449,144	464,675
Less: LIFO reserve	49,239	43,727
	$399,905	$420,948

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2018	2017	2018	2017
United States	$15,596	$28,886	$99,697	$115,082
Foreign	486	21,675	18,482	59,210
	$16,082	$50,561	$118,179	$174,292
The Company estimated and recognized provisional amounts at December 30, 2017 for the following aspect of the 2017 Tax Cuts and Jobs Act ("2017 Tax Act") and updated the amounts as of September 29, 2018:

•
Deemed Repatriation transition tax: The Deemed Repatriation transition tax (“Transition Tax”) is a tax on unremitted foreign earnings of certain foreign subsidiaries, which subjected the Company's unremitted foreign earnings of $393,962 to tax at certain specified rates less associated foreign tax credits, a decrease of $6,038 from the December 30, 2017 estimate. The Company recorded a provisional Transition Tax obligation of $9,436, a decrease of $454 from the December 30, 2017 estimate.

•
Indefinite reinvestment assertion: The Company's position remains that unremitted foreign earnings subject to the Transition Tax are not indefinitely reinvested. The Company recorded a provisional amount of the deferred income taxes for foreign withholding taxes and U.S. state income taxes of $10,713 and $1,300, respectively. This was an increase of $340 from the December 30, 2017 estimate related to foreign withholding taxes.

•
Adjustments to these 2017 Tax Act amounts, as discussed above, were recognized during the third quarter of 2018. However, the Company may adjust these provisional amounts in the fourth quarter of 2018 after assessing additional implementation guidance as it becomes available.

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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Net periodic (benefit) expense:	2018	2017	2018	2017
Interest cost	$4,400	$4,676	$13,602	$13,475
Expected return on plan assets	(5,704)	(5,277)	(17,633)	(15,208)
Amortization of actuarial loss	750	768	2,318	2,214
Net periodic expense (benefit)	$(554)	$167	$(1,713)	$481

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At September 29, 2018, 1,683,908 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	2018	2017	2018	2017
Compensation expense	$2,702	$2,710	$8,076	$7,300
Income tax benefits	676	1,043	2,019	2,811
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $39,521 ($39,091 at December 30, 2017) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.
The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,954 and $1,951 as of September 29, 2018 and December 30, 2017, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.

		Fair Value Measurement Using:
	Carrying Value September 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,475	$41,475	$—	$—

		Fair Value Measurement Using:
	Carrying Value December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,042	$41,042	$—	$—
Long-Lived Assets
The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 5 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments.

Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 29, 2018 and December 30, 2017:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 30, 2017	$(171,399)	$6,357	$(113,980)	$(279,022)
Current-period comprehensive income (loss)	(53,569)	(381)	—	(53,950)
Divestiture of grinding media business	9,203	1,215	—	10,418
Balance at September 29, 2018	$(215,765)	$7,191	$(113,980)	$(322,554)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Subsequent Events
On October 18, 2018, the Company acquired CSP Coating Systems of Auckland, New Zealand, to further strengthen the Company's Asia-Pacific market position. CSP Coating Systems provides a wide range of coating services. The acquisition was funded with cash on hand and will be included in the Coatings segment.
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

Balance Sheet	December 30, 2017	ASC 606 Adjustments	December 31, 2017
Assets
Inventories	$420,948	$(36,243)	$384,705
Contract asset - costs & profits in excess of billings	16,165	51,507	67,672
Liabilities and shareholders' equity
Accrued expenses	81,029	2,043	83,072
Deferred income taxes	34,906	3,450	38,356
Retained earnings	1,954,344	9,771	1,964,115
The adoption of ASC 606 had the following impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 29, 2018:

Balance Sheet	As Reported	Balance Excluding ASC 606 Effects	Change
Assets
Inventories	$399,905	$463,184	$(63,279)
Contract asset - costs & profits in excess of billings	112,620	26,369	86,251
Liabilities and shareholders' equity
Accrued expenses	106,929	101,878	5,051
Deferred income taxes	45,076	40,451	4,625
Retained earnings	2,022,538	2,009,242	13,296

	Thirteen Weeks Ended September 29, 2018			Thirty-nine Weeks Ended September 29, 2018
Statement of Earnings	As Reported	Balance Excluding ASC 606 Effects	Change	As Reported	Balance Excluding ASC 606 Effects	Change
Net Sales	678,692	$666,095	$12,597	2,059,781	$2,024,921	$34,860
Operating Income	38,360	$35,697	$2,663	165,990	$161,289	$4,701
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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen and thirty-nine weeks ended September 29, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 29, 2018	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 29, 2018
Utility Support Structures	$6,090	$211,853	$6,090	$618,243
Engineered Support Structures	235,948	12,483	680,863	29,525
Coatings	74,547	—	217,544	—
Irrigation	134,710	3,061	475,744	8,692
Other	—	—	23,080	—
Total	$451,295	$227,397	$1,403,321	$656,460
The Company's contract asset as of September 29, 2018 is $112,620. The contract assets attributable to the cumulative effect from the adoption of the new revenue recognition guidance was $51,507; the contract asset at December 30, 2017, attributable to the offshore and other complex structures product line, was $16,165. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At September 29, 2018 and December 30, 2017, the contract liability for revenue recognized over time was $5,088 and $7,368. The contract liability is included in Accrued Expenses on the condensed consolidated balance sheets. During the thirty-nine weeks ended September 29, 2018, the Company recognized $4,456 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted this ASU in the first quarter of 2018, recognizing the DPP net periodic pension expense within Other income (expense). The Company also reclassified $167 and $481 of DPP net periodic pension expense for third quarter and first three quarters of 2017 out of selling, general, and administrative expense and into Other expense.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.
The Company adopted the ASU in the first quarter of 2018, recasting the beginning-of-period and end-of-period total cash and cash equivalent amounts on the statement of cash flows to include the £10,000 restricted cash account for the pension plan at December 31, 2016, thus reducing cash flows from operating activities by $12,568 in 2017. The Company did not have any restricted cash at September 29, 2018 or December 30, 2017.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

2) ACQUISITIONS
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the Engineered Support Structures segment. The transaction was funded with cash on hand and the purchase of the remaining 28% of the business will occur in January 2019. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Customer relationships will be amortized over 14 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The Company expects the purchase price allocation to be finalized in the second quarter of 2019.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

At August 3, 2018
Current assets	$14,729
Customer relationships	32,000
Trade name	4,300
Goodwill	40,919
Total fair value of assets acquired	$91,948
Current liabilities	2,185
Deferred taxes	9,090
Total fair value of liabilities assumed	$11,275
Non-controlling interests	22,868
Net assets acquired	$57,805
On August 3, 2018, the Company acquired 75% of the outstanding shares of Convert Italia SpA ("Convert") for $43,504 in cash. Additional purchase price will be paid contingent on Convert realizing specific EBITDA and revenue targets in calendar years 2018 and 2020. The Company recorded $18,760 in estimated contingent consideration liability. Convert is a designer and provider of engineered solar tracker solutions that is headquartered in Italy, with offices in Brazil and Argentina. The Company acquired Convert to grow market adjacencies in the Utility Support Structures segment.
The preliminary fair value measurements disclosed below are subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Patents and proprietary technology will be amortized over 15 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The Company expects the fair value measurement process and purchase price allocation to be finalized in the third quarter of 2019. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Convert as of the date of acquisition:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

2) ACQUISITIONS (Continued)

At August 3, 2018
Current assets	$18,349
Other assets	3,166
Patent and Proprietary Technology	16,554
Trade name	8,701
Goodwill	41,432
Total fair value of assets acquired	$88,202
Current liabilities	5,376
Contingent consideration liability	18,760
Deferred taxes	6,061
Total fair value of liabilities assumed	$30,197
Non-controlling interests	14,501
Net assets acquired	$43,504
On August 1, 2018, the Company acquired the operational assets of Derit Infrastructure Pvt. Ltd. ("Derit") for $14,700 in cash, net of assumed liabilities. The Company acquired the net assets at fair value with no value assigned to intangible assets in the preliminary purchase price allocation. Derit has a manufacturing facility in India with production capabilities for steel lattice structures for power transmission, wireless communication, and a provider of zinc galvanizing services. Derit was acquired to provide the Company with lattice structure manufacturing capabilities and to further expand the geographic footprint of the galvanizing business. The majority of the business will be reported in the Utility Support Structures segment, while the galvanizing business will be reported in the Coatings segment. The preliminary fair value measurement is subject to management review and is expected to be finalized in the fourth quarter of 2018. Proforma disclosures were omitted as this business does not have a significant impact on the Company's financial results.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

2) ACQUISITIONS (Continued)
The Company's condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 29, 2018 included net sales of $11,803 and $13,057 and net earnings of $1,198 and $1,055 resulting from the Walpar, Convert, and Torrent acquisitions. The proforma effect of these acquisitions on the third quarter and first three quarters of 2018 and 2017 is as follows:

	Thirteen weeks ended September 29, 2018	Thirteen weeks ended September 30, 2017	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 30, 2017
Net sales	$683,608	$694,713	$2,094,092	$2,078,680
Net earnings	4,860	36,482	78,950	123,986
Earnings per share-diluted	0.22	1.60	3.50	5.46
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
The grinding media business had operating income/(loss) of ($913) for the thirty-nine weeks ended September 29, 2018, and $(217) and $3,728 for the thirteen and thirty-nine weeks ended September 30, 2017. The Company received Australian $82,500 (U.S. $62,518) but is subject to a working capital target settlement with the buyer that is expected to be finalized before the end of fiscal 2018.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) RESTRUCTURING ACTIVITIES
During 2018, the Company decided upon certain regional restructuring activities (the "2018 Plan") primarily in the ESS segment. The Company expects to incur $14,500 of pre-tax restructuring expenses in cost of sales and $12,500 of pre-tax restructuring expense in SG&A in 2018. Included in the $27,000 are expected pre-tax asset impairments of approximately $8,000.

The following pre-tax expense were recognized during the third quarter of 2018:

	ESS	Utility	Corporate	Total
Severance	$1,706	$—	$—	$1,706
Other cash restructuring expenses	326	497	—	823
Asset impairments/net loss on disposals	1,406	—	—	1,406
Total cost of sales	3,438	497	—	3,935

Severance	1,757	—	—	1,757
Other cash restructuring expenses	551	—	—	551
Asset impairments/net loss on disposals	—	—	—	—
Total selling, general and administrative expenses	2,308	—	—	2,308
Consolidated total	$5,746	$497	$—	$6,243

In the first nine-months of 2018, the Company recognized the following pre-tax restructuring expenses:

	ESS	Utility	Corporate	Total
Severance	$3,732	$515	$—	$4,247
Other cash restructuring expenses	478	2,228	—	2,706
Asset impairments/net loss on disposals	3,812	—	—	3,812
Total cost of sales	8,022	2,743	—	10,765

Severance	5,268	—	—	5,268
Other cash restructuring expenses	1,118	—	126	1,244
Asset impairments/net loss on disposals	385	—	—	385
Total selling, general and administrative expenses	6,771	—	126	6,897
Consolidated total	$14,793	$2,743	$126	$17,662

Liabilities recorded for the restructuring plans and changes therein for the first nine-months of 2018 were as follows:

	Balance at December 30, 2017	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 29, 2018
Severance	$—	$9,515	$(9,095)	$420
Other cash restructuring expenses	1,216	3,950	(3,983)	1,183
Total	$1,216	$13,465	$(13,078)	$1,603

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 29, 2018 and December 30, 2017 were as follows:

	September 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$218,492	$130,082	13 years
Patents & Proprietary Technology	23,846	4,440	14 years
Other	7,991	6,868	5 years
	$250,329	$141,390

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$200,810	$131,062	13 years
Patents & Proprietary Technology	6,693	3,999	11 years
Other	8,532	7,228	5 years
	$216,035	$142,289
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively was as follows:

Thirteen Weeks Ended		Thirty-nine Weeks Ended
2018	2017	2018	2017
3,721	4,025	11,176	11,792
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2018	$15,264
2019	16,081
2020	14,969
2021	12,885
2022	10,740
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at September 29, 2018 and December 30, 2017 were as follows:

	September 29, 2018	December 30, 2017	Year Acquired
Newmark	$11,111	$11,111	2004
Valmont SM	8,283	9,973	2014
Webforge	9,105	9,432	2010
Convert Italia S.p.A	8,703	—	2018
Ingal EPS/Ingal Civil Products	7,424	7,690	2010
Shakespeare	4,000	4,000	2014
Other	21,128	22,647
	$69,754	$64,853
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
The Company’s trade names were tested for impairment in the third quarter of 2018. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, the value of the offshore and other complex steel structures (Valmont SM) trade name was deemed to be impaired and the Company recorded a charge of $1,425. No other trade names were determined to be impaired.
Goodwill
The carrying amount of goodwill by segment as of September 29, 2018 and December 30, 2017 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Gross balance at December 30, 2017	$170,076	$90,248	$76,696	$19,778	$15,814	$372,612
Accumulated impairment losses	(18,670)	—	(16,222)	—	—	(34,892)
Balance at December 30, 2017	151,406	90,248	60,474	19,778	15,814	337,720
Acquisitions	40,919	41,432	—	5,503	—	87,854
Asset impairment	—	(14,355)	—	—	—	(14,355)
Divestiture of grinding media	—	—	—	—	(15,814)	(15,814)
Foreign currency translation	(4,797)	(489)	(380)	(145)	—	(5,811)
Balance at September 29, 2018	$187,528	$116,836	$60,094	$25,136	$—	$389,594

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company’s annual impairment test of goodwill was performed during the third quarter of 2018, using the discounted cash flow method. The Company previously highlighted significant, adverse challenges in the wind energy market in Northern Europe that impacts our offshore and other complex steel structures business. A lack of protective tariffs has led to an extremely competitive environment in that region. Lower near-term financial projections and an approximately 15% decline in the undiscounted terminal value, when compared to the 2017 annual impairment test, is a result of challenging onshore wind and energy transmission structures pricing that is difficult to predict when it will recover. This resulted in an estimated fair value of the offshore and other complex steel structures reporting unit below the Company’s investment in this business.  As a result, a goodwill impairment was recorded in the third quarter totaling $14,355, which represents all of the goodwill of the offshore and other complex steel reporting unit.
For the remaining reporting units, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values.
(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 were as follows:

	2018	2017
Interest	$23,624	$22,732
Income taxes	36,855	52,823

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 29, 2018:
Net earnings attributable to Valmont Industries, Inc.	$4,448	$—	$4,448
Shares outstanding (000 omitted)	22,215	137	22,352
Per share amount	$0.20	$—	$0.20
Thirteen weeks ended September 30, 2017:
Net earnings attributable to Valmont Industries, Inc.	$35,208	$—	$35,208
Shares outstanding (000 omitted)	22,527	224	22,751
Per share amount	$1.56	$(0.01)	$1.55
Thirty-nine weeks ended September 29, 2018:
Net earnings attributable to Valmont Industries, Inc.	$76,689	$—	$76,689
Shares outstanding (000 omitted)	22,421	153	22,574
Per share amount	$3.42	$(0.02)	$3.40
Thirty-nine weeks ended September 30, 2017:
Net earnings attributable to Valmont Industries, Inc.	$119,851	$—	$119,851
Shares outstanding (000 omitted)	22,505	212	22,717
Per share amount	$5.33	$(0.05)	$5.28
Basic and diluted earnings per share in the third quarter and first three quarters of 2018 were impacted by the 2018 Restructuring Plan costs of $7,858, after-tax ($0.35 per share) and $17,478, after-tax ($0.77 per share), respectively. In the third quarter of 2018, the Company impaired the goodwill and trade name for its offshore and other complex steel structures business and paid off the 2020 bonds, resulting in a charge of $15,479, after tax ($0.69 per share) and $11,115, after tax ($0.50 per share), respectively. The Company incurred acquisition due diligence costs of $2,349, after tax ($0.11 per share) and $3,155, after tax ($0.14 per share) in the third quarter and first three quarters of 2018, respectively. The Company divested of its grinding media business in the second quarter of 2018 resulting in a loss of $5,455, after-tax ($0.24 per share).
At September 29, 2018 and September 30, 2017, there were 190,021 and 0 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) HEDGING ACTIVITIES
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
Fair value of derivative instruments at September 29, 2018 and December 30, 2017 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	September 29, 2018	December 30, 2017
Commodity forward contracts	Prepaid expenses and other assets	$854	$—
Foreign currency forward contracts	Prepaid expenses and other assets	4,534	—
Foreign currency forward contracts	Accrued expenses	—	(826)
Cross currency swap contracts	Prepaid expenses and other assets	206	—
Cross currency swap contracts	Accrued expenses	(2,715)	—
		$2,879	$(826)
Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 are as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
Derivatives designated as hedging instruments:	Statements of earnings location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Commodity forward contracts	Product cost of sales	$717	$—	$717	$—
Foreign currency forward contracts	Other income (expense)	230	—	230	—
Interest rate hedges	Interest expense	(395)	(19)	(439)	(56)
Cross currency swap contracts	Interest expense	206	—	206	—
		$758	$(19)	$714	$(56)
Cash Flow Hedges
In 2018, the Company entered into steel hot rolled coil (HRC) forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. The forward contracts have a notional amount of $8,469 for the purchase of 3,500 short tons for each month from July 2018 to September 2018 and a notional amount of $15,563 for the purchase of 6,500 short tons for each month from October 2018 to December 2018. The gain/(loss) realized upon settlement is recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) HEDGING ACTIVITIES (Continued)
On June 19, 2018, the Company issued and sold $200,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $55,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054. During the second quarter of 2018, the Company executed contracts to hedge the risk of potential fluctuations in the treasury rates on the 2044 Notes and 2054 Notes which would change the amount of net proceeds received from the debt offering. These contracts had a combined notional amount of $175,000. On June 8, 2018, these contracts were settled with the Company paying $2,467 to the counterparties which was recorded in OCI and will be amortized as an increase to interest expense over the term of the debt. Due to the retirement of the 2020 bonds in July 2018, the Company wrote off the remaining $411 unamortized loss on the related cash flow hedge.
Net Investment Hedges
The Company previously executed two six-month foreign currency forward contracts which qualified as net investment hedges, in order to mitigate foreign currency risk on the grinding media business that is denominated in both Australian dollars and British pounds. Due to the sale of the grinding media business in the second quarter of 2018, the Company reclassified the net investment hedge loss of $1,621 ($1,215 after tax) from OCI to loss from divestiture of grinding media business in the Statements of Earnings.
In the second quarter of 2018, the Company entered into two foreign currency forward contracts to mitigate foreign currency risk of the Company's investment in its Australian dollar and Euro denominated businesses. The forward contracts, which qualify as net investment hedges, have a maturity date of May 2020 and notional amounts to sell Australian dollars and Euro to receive $100,000 and $50,000, respectively.
Effective in the third quarter of 2018, in conjunction with the adoption of recently issued hedging accounting guidance (see Note 1 for further information), the Company elected as an accounting policy to change its method of assessing effectiveness for all net investment hedges from the forward method to the spot method. As a result of this election, all existing and future net investment hedges will be accounted for under the spot method. As an additional accounting policy election to be applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness will be recognized in income or expense using a systematic and rational method over the life of the hedging instrument.
Due to the change in the method used to assess effectiveness from the forward to the spot method in the third quarter of 2018, the Euro and Australian dollar net investment hedges were de-designated. The forward contracts were then re-designated as net investment hedges under the spot method and the initial excluded component value related to the Australian dollar and Euro net investment hedges were $538 and $3,190, respectively, which the Company has elected to amortize in other income (expense) in the condensed consolidated statements of earnings using the straight-line method over the remaining term of the contracts.
On August 24, 2018, the Company entered into three fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) HEDGING ACTIVITIES (Continued)
Key terms of the three CCS are as follows:

Currency	Notional Amount	Termination Date	Swapped Interest Rate	Set Settlement Amount
Danish Kroner, DKK	$60,000	October 1, 2023	2.52%	DKK 386,118
Euro	$25,000	October 1, 2020	2.14%	€21,580
Euro	$10,000	October 1, 2021	2.29%	€8,631
The Company designated the full notional amount of the three CCS ($95,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.
(9) LONG-TERM DEBT
On June 19, 2018, the Company issued and sold $200,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $55,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054. On July 9, 2018, the Company redeemed all $250,200 of the 2020 bonds.
Long-term debt is as follows:

	September 29, 2018	December 30, 2017
5.00% senior unsecured notes due 2044(a)	$450,000	$250,000
5.25% senior unsecured notes due 2054(b)	305,000	250,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(21,547)	(4,312)
6.625% senior unsecured notes due 2020(c)	—	250,200
Unamortized premium on 6.625 senior unsecured notes (c)	—	2,545
Revolving credit agreement (d)	—	—
IDR Bonds(e)	8,500	8,500
Other notes	3,199	4,033
Debt issuance costs	(8,138)	(6,112)
Long-term debt	737,014	754,854
Less current installments of long-term debt	829	966
Long-term debt, excluding current installments	$736,185	$753,888

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $13,992 at September 29, 2018. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount is amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LONG-TERM DEBT (Continued)

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,555 at September 29, 2018. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount is amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(c)
On June 11, 2018, the Company notified the holders of the 2020 bonds of its plan to redeem all of these bonds. On July 9, 2018, the Company redeemed all $250,200 of the 2020 bonds at a make-whole redemption price equal to approximately $266,000 plus approximately $3,600 of accrued and unpaid interest on the notes from April 20, 2018     to July 8, 2018. The Company recognized $14,820 of redemption related expenses, including the recognition of the unamortized premium, in the third quarter of 2018.

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
At September 29, 2018, the Company had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At September 29, 2018, the Company had the ability to borrow $585,350 under this facility, after consideration of standby letters of credit of $14,650 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $123,613, $120,312 of which was unused at September 29, 2018.

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at September 29, 2018 and December 30, 2017 were 2.96% and 2.00%, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LONG-TERM DEBT (Continued)
The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at September 29, 2018. The minimum aggregate maturities of long-term debt for 2018 is $242 and each of the five years following 2018 are: $815, $814, $813, $514 and $0.
The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.
(10) BUSINESS SEGMENTS
In the fourth quarter of 2017, the Company's management structure and reporting was changed to reflect management's expectations of the future growth of certain product lines and to take into consideration the expected divestiture of the grinding media business which historically was reported in the Energy and Mining segment. Grinding media is reported in "Other" and was sold in the second quarter of 2018. The access systems applications product line is now part of the Engineered Support Structures ("ESS") segment and the offshore and other complex structures product line is now part of the Utility segment. The segment financial information has been accordingly reclassified in this report to reflect these changes, for all periods presented.

The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture of engineered metal and composite poles, towers, and components for lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;

UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility transmission, distribution, and generation applications, renewable energy generation equipment, and inspection services;
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$183,184	$165,031	$522,558	$467,307
Communication Products	35,985	46,324	109,690	121,613
Access Systems	32,355	34,909	94,941	99,096
Engineered Support Structures segment	251,524	246,264	727,189	688,016
Utility Support Structures segment:
Steel	161,847	160,952	471,947	472,385
Concrete	27,715	18,811	81,562	67,921
Engineered Solar Tracker Solutions	6,090	—	6,090	—
Offshore and Other Complex Steel Structures	22,617	25,046	66,251	75,372
Utility Support Structures segment	218,269	204,809	625,850	615,678
Coatings segment	90,433	82,593	266,952	235,842
Irrigation segment	140,175	147,428	491,064	502,939
Other	—	19,800	23,080	60,466
Total	700,401	700,894	2,134,135	2,102,941
INTERSEGMENT SALES:
Engineered Support Structures segment	3,093	1,589	16,801	18,987
Utility Support Structures segment	326	1,235	1,517	2,452
Coatings segment	15,886	14,913	49,408	44,230
Irrigation segment	2,404	2,378	6,628	6,283
Other	—	—	—	—
Total	21,709	20,115	74,354	71,952
NET SALES:
Engineered Support Structures segment	248,431	244,675	710,388	669,029
Utility Support Structures segment	217,943	203,574	624,333	613,226
Coatings segment	74,547	67,680	217,544	191,612
Irrigation segment	137,771	145,050	484,436	496,656
Other	—	19,800	23,080	60,466
Total	$678,692	$680,779	$2,059,781	$2,030,989

OPERATING INCOME:
Engineered Support Structures segment	$16,499	$16,986	$36,411	$46,738
Utility Support Structures segment	2,090	22,845	46,298	69,446
Coatings segment	14,373	14,577	41,108	36,091
Irrigation segment	21,302	18,235	82,917	83,196
Other	—	(217)	(913)	3,728
Adjustment to LIFO inventory valuation method	(2,780)	(1,626)	(5,512)	(2,839)
Corporate	(13,124)	(10,710)	(34,319)	(33,164)
Total	$38,360	$60,090	$165,990	$203,196

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
The Company has two tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”), excluding its other current domestic and foreign subsidiaries which do not guarantee the debt (collectively referred to as the “Non-Guarantors”). All Guarantors are 100% owned by the parent company.

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$293,070	$132,059	$319,129	$(65,566)	$678,692
Cost of sales	227,467	100,130	252,353	(65,598)	514,352
Gross profit	65,603	31,929	66,776	32	164,340
Selling, general and administrative expenses	51,159	12,908	61,913	—	125,980
Operating income	14,444	19,021	4,863	32	38,360
Other income (expense):
Interest expense	(10,511)	(3,600)	(443)	3,600	(10,954)
Interest income	174	47	4,379	(3,600)	1,000
Other	(13,765)	15	1,426	—	(12,324)
	(24,102)	(3,538)	5,362	—	(22,278)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	(9,658)	15,483	10,225	32	16,082
Income tax expense (benefit)	(4,497)	4,732	8,882	(26)	9,091
Earnings before equity in earnings of nonconsolidated subsidiaries	(5,161)	10,751	1,343	58	6,991
Equity in earnings of nonconsolidated subsidiaries	9,609	4,041	—	(13,650)	—
Net earnings	4,448	14,792	1,343	(13,592)	6,991
Less: Earnings attributable to noncontrolling interests	—	—	(2,543)	—	(2,543)
Net earnings attributable to Valmont Industries, Inc.	$4,448	$14,792	$(1,200)	$(13,592)	$4,448

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$906,978	$386,793	$966,764	$(200,754)	$2,059,781
Cost of sales	683,740	293,238	776,254	(202,030)	1,551,202
Gross profit	223,238	93,555	190,510	1,276	508,579
Selling, general and administrative expenses	147,949	37,360	157,280	—	342,589
Operating income	75,289	56,195	33,230	1,276	165,990
Other income (expense):
Interest expense	(32,788)	(11,229)	(1,031)	11,229	(33,819)
Interest income	655	62	14,225	(11,229)	3,713
Other	(15,773)	41	(1,973)	—	(17,705)
	(47,906)	(11,126)	11,221	—	(47,811)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	27,383	45,069	44,451	1,276	118,179
Income tax expense (benefit)	6,181	12,260	17,525	62	36,028
Earnings before equity in earnings of nonconsolidated subsidiaries	21,202	32,809	26,926	1,214	82,151
Equity in earnings of nonconsolidated subsidiaries	55,487	37,939	—	(93,426)	—
Net earnings	76,689	70,748	26,926	(92,212)	82,151
Less: Earnings attributable to noncontrolling interests	—	—	(5,462)	—	(5,462)
Net earnings attributable to Valmont Industries, Inc.	$76,689	$70,748	$21,464	$(92,212)	$76,689

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$284,538	$113,243	$343,818	$(60,820)	$680,779
Cost of sales	216,039	88,757	272,959	(60,570)	517,185
Gross profit	68,499	24,486	70,859	(250)	163,594
Selling, general and administrative expenses	46,451	12,046	45,007	—	103,504
Operating income	22,048	12,440	25,852	(250)	60,090
Other income (expense):
Interest expense	(10,884)	(3,989)	(306)	3,989	(11,190)
Interest income	268	9	5,023	(3,989)	1,311
Other	1,379	11	(1,040)	—	350
	(9,237)	(3,969)	3,677	—	(9,529)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	12,811	8,471	29,529	(250)	50,561
Income tax expense (benefit)	5,556	3,082	5,265	(8)	13,895
Earnings before equity in earnings of nonconsolidated subsidiaries	7,255	5,389	24,264	(242)	36,666
Equity in earnings of nonconsolidated subsidiaries	27,953	9,965	—	(37,918)	—
Net earnings	35,208	15,354	24,264	(38,160)	36,666
Less: Earnings attributable to noncontrolling interests	—	—	(1,458)	—	(1,458)
Net earnings attributable to Valmont Industries, Inc.	$35,208	$15,354	$22,806	$(38,160)	$35,208

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$893,988	$352,827	$967,130	$(182,956)	$2,030,989
Cost of sales	666,060	271,620	764,607	(182,777)	1,519,510
Gross profit	227,928	81,207	202,523	(179)	511,479
Selling, general and administrative expenses	143,590	35,555	129,138	—	308,283
Operating income	84,338	45,652	73,385	(179)	203,196
Other income (expense):
Interest expense	(32,672)	(10,040)	(640)	10,040	(33,312)
Interest income	563	33	12,649	(10,040)	3,205
Other	3,900	42	(2,739)	—	1,203
	(28,209)	(9,965)	9,270	—	(28,904)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	56,129	35,687	82,655	(179)	174,292
Income tax expense (benefit)	21,552	13,184	15,626	(19)	50,343
Earnings before equity in earnings of nonconsolidated subsidiaries	34,577	22,503	67,029	(160)	123,949
Equity in earnings of nonconsolidated subsidiaries	85,274	15,281	—	(100,555)	—
Net earnings	119,851	37,784	67,029	(100,715)	123,949
Less: Earnings attributable to noncontrolling interests	—	—	(4,098)	—	(4,098)
Net earnings attributable to Valmont Industries, Inc.	$119,851	$37,784	$62,931	$(100,715)	$119,851

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$4,448	$14,792	$1,343	$(13,592)	$6,991
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	4,289	(14,921)	—	(10,632)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	—	—	—
Gain (loss) on hedging activities	(910)	—	—	—	(910)
Equity in other comprehensive income	(10,478)	—	—	10,478	—
Other comprehensive income (loss)	(11,388)	4,289	(14,921)	10,478	(11,542)
Comprehensive income (loss)	(6,940)	19,081	(13,578)	(3,114)	(4,551)
Comprehensive income attributable to noncontrolling interests	—	—	(2,389)	—	(2,389)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(6,940)	$19,081	$(15,967)	$(3,114)	$(6,940)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$76,689	$70,748	$26,926	$(92,212)	$82,151
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	2,122	(52,903)	—	(50,781)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities	834	—	—	—	834
Equity in other comprehensive income	(44,366)	—	—	44,366	—
Other comprehensive income (loss)	(43,532)	2,122	(43,700)	44,366	(40,744)
Comprehensive income (loss)	33,157	72,870	(16,774)	(47,846)	41,407
Comprehensive income attributable to noncontrolling interests	—	—	(8,250)	—	(8,250)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$33,157	$72,870	$(25,024)	$(47,846)	$33,157

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$35,208	$15,354	$24,264	$(38,160)	$36,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(3,613)	23,143	—	19,530
Gain (loss) on hedging activities	(721)	—	—	—	(721)
Equity in other comprehensive income	18,418	—	—	(18,418)	—
Other comprehensive income (loss)	17,697	(3,613)	23,143	(18,418)	18,809
Comprehensive income (loss)	52,905	11,741	47,407	(56,578)	55,475
Comprehensive income attributable to noncontrolling interests	—	—	(2,570)	—	(2,570)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$52,905	$11,741	$44,837	$(56,578)	$52,905

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$119,851	$37,784	$67,029	$(100,715)	$123,949
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	64,411	(3,940)	—	60,471
Gain (loss) on hedging activities	(1,760)	—	—	—	(1,760)
Equity in other comprehensive income	60,017	—	—	(60,017)	—
Other comprehensive income (loss)	58,257	64,411	(3,940)	(60,017)	58,711
Comprehensive income (loss)	178,108	102,195	63,089	(160,732)	182,660
Comprehensive income attributable to noncontrolling interests	—	—	(4,552)	—	(4,552)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$178,108	$102,195	$58,537	$(160,732)	$178,108

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$26,292	$10,628	$258,702	$—	$295,622
Receivables, net	154,551	72,521	273,334	—	500,406
Inventories	140,195	42,840	219,765	(2,895)	399,905
Contract asset - costs and profits in excess of billings	49,509	39,583	23,528	—	112,620
Prepaid expenses and other assets	11,586	4,433	24,636	—	40,655
Refundable income taxes	13,182	—	—	—	13,182
Total current assets	395,315	170,005	799,965	(2,895)	1,362,390
Property, plant and equipment, at cost	573,119	168,519	412,205	—	1,153,843
Less accumulated depreciation and amortization	386,282	90,810	169,030	—	646,122
Net property, plant and equipment	186,837	77,709	243,175	—	507,721
Goodwill	20,108	110,562	258,924	—	389,594
Other intangible assets	90	28,271	150,332	—	178,693
Investment in subsidiaries and intercompany accounts	1,345,874	1,123,215	933,195	(3,402,284)	—
Other assets	49,952	—	74,728	—	124,680
Total assets	$1,998,176	$1,509,762	$2,460,319	$(3,405,179)	$2,563,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$829	$—	$829
Notes payable to banks	—	—	3,328	—	3,328
Accounts payable	58,896	18,050	123,522	—	200,468
Accrued employee compensation and benefits	42,381	7,253	31,209	—	80,843
Accrued expenses	40,948	(1,987)	67,968	—	106,929
Dividends payable	8,310	—	—	—	8,310
Total current liabilities	150,535	23,316	226,856	—	400,707
Deferred income taxes	2,938	—	42,138	—	45,076
Long-term debt, excluding current installments	733,815	171,128	2,370	(171,128)	736,185
Defined benefit pension liability	—	—	179,877	—	179,877
Deferred compensation	43,460	—	4,714	—	48,174
Other noncurrent liabilities	10,211	392	8,708	—	19,311
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,022,538	617,466	510,063	(1,127,529)	2,022,538
Accumulated other comprehensive income (loss)	(322,554)	76,604	(347,156)	270,552	(322,554)
Treasury stock	(670,667)	—	—	—	(670,667)
Total Valmont Industries, Inc. shareholders’ equity	1,057,217	1,314,926	1,919,125	(3,234,051)	1,057,217
Noncontrolling interest in consolidated subsidiaries	—	—	76,531	—	76,531
Total shareholders’ equity	1,057,217	1,314,926	1,995,656	(3,234,051)	1,133,748
Total liabilities and shareholders’ equity	$1,998,176	$1,509,762	$2,460,319	$(3,405,179)	$2,563,078

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$83,329	$5,304	$404,172	$—	$492,805
Receivables, net	149,221	82,995	271,461	—	503,677
Inventories	160,444	46,801	217,551	(3,848)	420,948
Contract asset - costs and profits in excess of billings	—	—	16,165	—	16,165
Prepaid expenses and other assets	8,607	970	17,901	—	27,478
Refundable income taxes	11,492	—	—	—	11,492
Total current assets	413,093	136,070	927,250	(3,848)	1,472,565
Property, plant and equipment, at cost	557,371	160,767	447,549	—	1,165,687
Less accumulated depreciation and amortization	368,668	84,508	193,583	—	646,759
Net property, plant and equipment	188,703	76,259	253,966	—	518,928
Goodwill	20,108	110,562	207,050	—	337,720
Other intangible assets	130	30,955	107,514	—	138,599
Investment in subsidiaries and intercompany accounts	1,416,446	1,181,537	927,179	(3,525,162)	—
Other assets	50,773	—	83,665	—	134,438
Total assets	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$966	$—	$966
Notes payable to banks	—	—	161	—	161
Accounts payable	69,915	18,039	139,952	—	227,906
Accrued employee compensation and benefits	44,086	8,749	31,591	—	84,426
Accrued expenses	28,198	9,621	43,210	—	81,029
Dividends payable	8,510	—	—	—	8,510
Total current liabilities	150,709	36,409	215,880	—	402,998
Deferred income taxes	20,885	—	14,021	—	34,906
Long-term debt, excluding current installments	750,821	185,078	9,836	(191,847)	753,888
Defined benefit pension liability	—	—	189,552	—	189,552
Deferred compensation	42,928	—	5,598	—	48,526
Other noncurrent liabilities	11,074	6	9,505	—	20,585
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,954,344	622,044	619,622	(1,241,666)	1,954,344
Accumulated other comprehensive income	(279,022)	74,482	(352,567)	278,085	(279,022)
Treasury stock	(590,386)	—	—	—	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,112,836	1,313,890	2,023,273	(3,337,163)	1,112,836
Noncontrolling interest in consolidated subsidiaries	—	—	38,959	—	38,959
Total shareholders’ equity	1,112,836	1,313,890	2,062,232	(3,337,163)	1,151,795
Total liabilities and shareholders’ equity	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$76,689	$70,748	$26,926	$(92,212)	$82,151
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,498	10,564	31,956	—	62,018
Noncash gain on trading securities	—	—	(62)	—	(62)
Impairment of property, plant and equipment	—	—	4,197	—	4,197
Impairment of goodwill & intangible assets	—	—	15,780	—	15,780
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	8,076	—	—	—	8,076
Defined benefit pension plan expense	—	—	(1,713)	—	(1,713)
Contribution to defined benefit pension plan	—	—	(1,555)	—	(1,555)
Loss (gain) on sale of property, plant and equipment	7	(27)	(333)	—	(353)
Equity in earnings in nonconsolidated subsidiaries	(55,487)	(37,939)	—	93,426	—
Deferred income taxes	729	1,791	(1,706)	—	814
Changes in assets and liabilities:
Net working capital	(28,948)	(40,255)	(26,432)	(1,277)	(96,912)
Other noncurrent liabilities	(762)	387	(874)	—	(1,249)
Income taxes payable (refundable)	(23,256)	(1,066)	15,099	—	(9,223)
Net cash flows from operating activities	(936)	4,203	64,849	(63)	68,053
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,940)	(9,546)	(22,433)	—	(48,919)
Proceeds from sale of assets	39	232	64,515	—	64,786
Acquisitions, net of cash acquired	(57,805)	—	(67,504)	—	(125,309)
Settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	28,299	(3,683)	(27,050)	63	(2,371)
Net cash flows from investing activities	(48,028)	(12,997)	(52,472)	63	(113,434)
Cash flows from financing activities:
Proceeds from short-term agreements	—	—	3,217	—	3,217
Proceeds from long-term borrowings	236,936	—	—	—	236,936
Principal payments on long-term borrowings	(252,219)	—	(733)	—	(252,952)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(25,415)	—	—	—	(25,415)
Dividends to noncontrolling interest	—	—	(5,737)	—	(5,737)
Intercompany dividends	123,363	11,296	(134,659)	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Purchase of treasury shares	(86,919)	—	—	—	(86,919)
Proceeds from exercises under stock plans	6,376	—	—	—	6,376
Purchase of common treasury shares - stock plan exercises	(1,914)	—	—	—	(1,914)
Net cash flows from financing activities	(8,073)	14,788	(143,422)	—	(136,707)
Effect of exchange rate changes on cash and cash equivalents	—	(670)	(14,425)	—	(15,095)
Net change in cash and cash equivalents	(57,037)	5,324	(145,470)	—	(197,183)
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$26,292	$10,628	$258,702	$—	$295,622

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine Weeks Ended September 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$119,851	$37,784	$67,029	$(100,715)	$123,949
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,600	11,130	32,770	—	63,500
Noncash loss on trading securities	—	—	395	—	395
Stock-based compensation	7,300	—	—	—	7,300
Defined benefit pension plan expense	—	—	481	—	481
Contribution to defined benefit pension plan	—	—	(26,064)	—	(26,064)
Loss (gain) on sale of property, plant and equipment	(725)	59	(66)	—	(732)
Equity in earnings in nonconsolidated subsidiaries	(85,274)	(15,281)	—	100,555	—
Deferred income taxes	2,065	—	(1,986)	—	79
Changes in assets and liabilities:
Net working capital	(5,713)	(23,364)	(14,815)	179	(43,713)
Other noncurrent liabilities	(381)	—	(1,246)	—	(1,627)
Income taxes payable (refundable)	(11,403)	802	8,869	—	(1,732)
Net cash flows from operating activities	45,320	11,130	65,367	19	121,836
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,046)	(5,952)	(19,900)	—	(39,898)
Proceeds from sale of assets	745	(48)	878	—	1,575
Acquisitions, net of cash acquired	—	—	(5,362)	—	(5,362)
Settlement of net investment hedge	5,123	—	—	—	5,123
Other, net	15,714	(8,985)	(10,172)	(19)	(3,462)
Net cash flows from investing activities	7,536	(14,985)	(34,556)	(19)	(42,024)
Cash flows from financing activities:
Payments under short-term agreements	—	—	(549)	—	(549)
Principal payments on long-term borrowings	—	—	(658)	—	(658)
Dividends paid	(25,386)	—	—	—	(25,386)
Dividends to noncontrolling interest	—	—	(3,895)	—	(3,895)
Intercompany dividends	22,662	—	(22,662)	—	—
Intercompany interest on long-term note	—	(5,669)	5,669	—	—
Intercompany capital contribution	(7,375)	7,375	—	—	—
Proceeds from exercises under stock plans	12,446	—	—	—	12,446
Purchase of common treasury shares - stock plan exercises	(3,929)	—	—	—	(3,929)
Net cash flows from financing activities	(1,582)	1,706	(22,095)	—	(21,971)
Effect of exchange rate changes on cash and cash equivalents	—	245	22,888	—	23,133
Net change in cash and cash equivalents	51,274	(1,904)	31,604	—	80,974
Cash and cash equivalents—beginning of year	67,225	6,071	339,220	—	412,516
Cash and cash equivalents—end of period	$118,499	$4,167	$370,824	$—	$493,490

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 10 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	September 29, 2018	September 30, 2017	% Incr. (Decr.)	September 29, 2018	September 30, 2017	% Incr. (Decr.)
Consolidated
Net sales	$678.7	$680.8	(0.3)%	$2,059.8	$2,031.0	1.4%
Gross profit	164.4	163.6	0.5%	508.6	511.5	(0.6)%
as a percent of sales	24.2%	24.0%		24.7%	25.2%
SG&A expense	126.0	103.5	21.7%	342.6	308.3	11.1%
as a percent of sales	18.6%	15.2%		16.6%	15.2%
Operating income	38.4	60.1	(36.1)%	166.0	203.2	(18.3)%
as a percent of sales	5.7%	8.8%		8.1%	10.0%
Net interest expense	10.0	9.9	1.0%	30.1	30.1	—%
Effective tax rate	56.5%	27.5%		30.5%	28.9%
Net earnings	$4.4	$35.2	(87.5)%	$76.7	$119.9	(36.0)%
Diluted earnings per share	$0.20	$1.55	(87.1)%	$3.40	$5.28	(35.6)%
Engineered Support Structures (ESS)
Net sales	$248.4	$244.7	1.5%	$710.4	$669.0	6.2%
Gross profit	58.3	58.6	(0.5)%	164.5	166.4	(1.1)%
SG&A expense	41.8	41.7	0.2%	128.1	119.7	7.0%
Operating income	16.5	16.9	(2.4)%	36.4	46.7	(22.1)%
Utility Support Structures (Utility)
Net sales	$218.0	$203.5	7.1%	$624.4	$613.2	1.8%
Gross profit	41.1	42.7	(3.7)%	127.0	128.0	(0.8)%
SG&A expense	39.0	19.9	96.0%	80.7	58.6	37.7%
Operating income	2.1	22.8	(90.8)%	46.3	69.4	(33.3)%
Coatings
Net sales	$74.5	$67.7	10.0%	$217.5	$191.6	13.5%
Gross profit	23.8	20.4	16.7%	68.6	58.6	17.1%
SG&A expense	9.4	5.8	62.1%	27.5	22.5	22.2%
Operating income	14.4	14.6	(1.4)%	41.1	36.1	13.9%
Irrigation
Net sales	$137.8	$145.1	(5.0)%	$484.4	$496.7	(2.5)%
Gross profit	44.0	42.2	4.3%	153.2	153.6	(0.3)%
SG&A expense	22.7	23.9	(5.0)%	70.3	70.4	(0.1)%
Operating income	21.3	18.3	16.4%	82.9	83.2	(0.4)%
Other
Net sales	$—	$19.8	(100.0)%	$23.1	$60.5	(61.8)%
Gross profit	—	1.2	(100.0)%	0.8	7.7	(89.6)%
SG&A expense	—	1.4	(100.0)%	1.7	3.9	(56.4)%
Operating income	—	(0.2)	(100.0)%	(0.9)	3.8	(123.7)%
Adjustment to LIFO inventory valuation method
Gross profit	$(2.8)	$(1.6)	NM	$(5.5)	$(2.8)	NM
Operating income	(2.8)	(1.6)	NM	(5.5)	(2.8)	NM
Net corporate expense
Gross profit	$—	$0.1	NM	$—	$—	NM
SG&A expense	13.1	10.8	21.3%	34.3	33.2	3.3%
Operating loss	(13.1)	(10.7)	(22.4)%	(34.3)	(33.2)	(3.3)%
NM=Not meaningful

Overview
On a consolidated basis, net sales were slightly lower in the third quarter of 2018, as compared with the third quarter of 2017, due to lower sales in the Irrigation and Other segments that were offset by higher net sales in the Coatings, Utility, and ESS segments. Net sales were higher in the first three quarters of 2018, as compared to 2017, due to increased sales for ESS, Coatings, and Utility that were partially offset by the remaining segments. The changes in net sales in the third quarter and first three quarters of fiscal 2018, as compared with the same periods in fiscal 2017, is as follows:

	Third quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$680.8	$244.7	$203.5	$67.7	$145.1	$19.8
Volume	(17.2)	(6.0)	(2.1)	3.5	(12.6)	—
Pricing/mix	31.7	11.9	10.3	4.3	5.2	—
Acquisition/(divestiture)	(4.0)	3.7	6.7	0.3	5.1	(19.8)
Currency translation	(12.6)	(5.9)	(0.4)	(1.3)	(5.0)	—
Sales - 2018	$678.7	$248.4	$218.0	$74.5	$137.8	$—

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$2,031.0	$669.0	$613.2	$191.6	$496.7	$60.5
Volume	(62.3)	0.8	(41.4)	10.5	(27.9)	(4.3)
Pricing/mix	90.7	19.4	40.5	14.6	13.8	2.4
Acquisition/(divestiture)	(8.1)	12.3	6.7	0.3	8.8	(36.2)
Currency translation	8.5	8.9	5.4	0.5	(7.0)	0.7
Sales - 2018	$2,059.8	$710.4	$624.4	$217.5	$484.4	$23.1

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes. On the first day of fiscal 2018, the Company was required to adopt new revenue recognition guidance. Within the Utility Support Structures segment, the steel and concrete product lines now recognize revenue over time whereas in 2017 and years prior, their revenue was recognized at a point in time, which was typically upon product delivery to the customer. The estimated impact of the adoption of ASC 606 in the first three quarters of 2018 was an increase in sales of $34.9 million and an increase in operating income of $4.7 million primarily in the Utility segment. It is not practical to estimate the sales volumes attributable to the adoption of ASC 606 and thus it is not a separate line item in the table above. Information on the adoption of the new revenue standard can be found under Critical Accounting Policies starting on page 51.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the first three quarters of 2018, as compared to 2017, resulting in higher average cost of material. We expect that average selling prices will increase over time to offset the decrease in gross profit realized from the higher cost of steel for the Company.

The Company acquired a highway business in India ("Aircon") in the third quarter of 2017 that is included in our ESS segment. The Company acquired a majority interest in the assets of Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 that is included in our Irrigation segment. In the third quarter of 2018, the Company acquired the assets of Derit Infrastructure Pvt. Ltd. ("Derit"), a manufacturing facility located in India that is included in both Utility and Coatings. The Company also acquired a majority ownership stake in Convert Italia SpA ("Convert"), a provider of engineered solar tracker solutions, which is included in the Utility segment. The Company acquired Walpar, a manufacturer of overhead sign structures, in the third quarter of 2018 that is included in the ESS segment.

The Company divested of its grinding media business in the second quarter of 2018, which resulted in a pre-tax loss of approximately $6.1 million. The grinding media business is reported in Other and the loss was recorded in other income (expenses) on the Condensed Consolidated Statements of Earnings.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS segment, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $6.2 million and $17.7 million in the third quarter and first three quarters of 2018, respectively. The decrease in the third quarter and first three quarters of 2018 gross profit due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Utility	Corporate
Third quarter	$3.9	$3.4	$0.5	$—

Year-to-date	$10.8	$8.0	$2.8	$—

The decrease in the third quarter and first three quarters of 2018 operating income due to restructuring expense by segment is as follows:

Operating Income	Total	ESS	Utility	Corporate
Third quarter	$6.2	$5.7	$0.5	$—

Year-to-date	$17.7	$14.8	$2.8	$0.1

Goodwill and Trade Name Impairment

The Company recognized a $14.4 million impairment of goodwill of the offshore and other complex steel structures ("Offshore") reporting unit in the third quarter of 2018, which represents all of the remaining goodwill for this reporting unit. The goodwill impairment was a result of adverse challenges in the wind energy market in Northern Europe, including a lack of protective tariffs that has led to an extremely competitive market in the region. The Company also recorded a $1.4 million impairment of the related Valmont SM trade name in the third quarter of 2018.

Currency Translation

In the third quarter and first three quarters of 2018, we realized a decrease in operating profit, as compared with 2017, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other	Corporate
Third quarter	$(1.2)	$(0.4)	$—	$(0.1)	$(0.7)	$—	$—

Year-to-date	$(1.1)	$(0.2)	$0.2	$0.2	$(1.3)	$—	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the first three quarters of 2018, as compared with the same period in 2017, was primarily due to restructuring costs incurred. Gross profit was higher in the third quarter of 2018, as compared to 2017, due to recent acquisitions and improvements in sales pricing. In the third quarter and first three quarters of 2018, as compared to the same periods in 2017, Coatings realized an increase in gross profit, while ESS and Utility realized a decrease in gross profit due to restructuring costs incurred. Irrigation realized an increase in gross profit in the third quarter of 2018 and a decrease in gross profit in the first three quarters of 2018, as compared to 2017.

The Company saw an increase in SG&A in the third quarter and first three quarters of fiscal 2018, as compared to the same periods in 2017, primarily due to impairment of the goodwill and trade name of the Offshore business in the third quarter totaling $15.8 million, restructuring costs incurred of $2.3 million and $6.9 million, and expenses related to recently acquired businesses of $3.9 million and $5.4 million, respectively.

    In the third quarter and first three quarters of 2018, as compared to the same periods in 2017, operating income was lower for all reportable segments except for Irrigation in the third quarter and Coatings in the first three quarters. The overall decrease in operating income in the third quarter and first three quarters of 2018, as compared to the same periods in 2017, is primarily attributable to the impairment of the goodwill and trade name of the Offshore business, restructuring costs incurred in the ESS and Utility segments, and the disposal of the grinding media business included in Other.

Net Interest Expense and Debt

The Company issued $200.0 million and $55.0 million of senior secured notes in June 2018 at 5.0% and 5.25%, respectively. Proceeds from the debt issuance were subsequently used to pay off the 2020 bonds in July 2018. Net interest expense in the third quarter of 2018, as compared to 2017, was lower due to retiring $250.2 million senior unsecured notes due 2020 at 6.625%. Interest income was lower in the third quarter of 2018, as compared to 2017, due to having less cash on hand to invest.

The approximate $14.8 million in costs associated with refinancing of debt is due to the Company's repurchase through tender of $250.2 million in aggregate principal amount of the senior unsecured notes due 2020. This expense was comprised of the following:

•	Cash prepayment expenses of approximately $15.8 million; plus

•	Recognition of $1.0 million of expense comprised of the write-offs of unamortized loss on the cash flow hedge and deferred financing costs; less

•	Recognition of $2.0 million of the unamortized premium originally recorded upon the issuance of the 2020 notes.

Other Income/Expense

The change in other income/expense in the first three quarters of 2018, as compared with the same period in 2017, was primarily due to the divestiture of our grinding media business that resulted in a loss of approximately $6.1 million. Excluding the divestiture, higher other income in the third quarter and first three quarters of 2018, as compared to 2017, was driven by a periodic pension benefit in 2018 that resulted a beneficial change of $0.7 million and $2.1 million, respectively. In addition, the change in the market value of the Company's shares held of Delta EMD was an improvement of $0.5 million in the third quarter and first three quarters. The improvement was partially offset by a change in valuation of deferred compensation assets in the third quarter and first three quarters of 2018 which resulted in additional expense of $0.2 million and $2.2 million, respectively. This amount is offset by a gain of the same amount in SG&A expense. The remaining change was due to more favorable foreign currency transaction gains/losses.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of 2018 was 56.5% and 30.5%, compared to 27.5% and 28.9% in the third quarter and first three quarters of 2017, respectively. The rate increase can be attributed to the impairment of the goodwill and trade name on the Offshore business recorded in the third quarter of 2018 that is not tax deductible.

Earnings attributable to noncontrolling interests was higher in the third quarter and first three quarters of 2018, as compared to 2017, due to improved earnings for our majority-owned irrigation businesses and earnings from 2018 acquisitions with minority shareholders.

Cash Flows from Operations

Our cash flows provided by operations was $68.1 million in the first three quarters of fiscal 2018, as compared with $121.8 million provided by operations in the first three quarters of 2017. The decrease in operating cash flow in the first three quarters of 2018, as compared with 2017, was primarily the result of higher net working capital levels and lower net earnings partially offset by lower pension plan contributions.

ESS segment
The increase in sales in the third quarter and first three quarters of 2018, as compared with the same periods in 2017, was primarily due to higher sales pricing due to higher costs of steel and sales volume increases due to recent acquisitions.
Global lighting and traffic, and highway safety product sales in the third quarter and first three quarters of 2018 were $18.2 million and $55.3 million higher as compared to the same periods in fiscal 2017, due to higher sales pricing and increased sales volumes. In the third quarter and first three quarters of 2018, as compared to the same periods in 2017, sales volumes and pricing in North America were higher across commercial and transportation markets. Improved sales volumes in Europe contributed to higher sales in the third quarter and first three quarters of 2018, as compared to 2017, along with favorable currency translation effects on a year-to-date basis as the value of the euro appreciated against the U.S. dollar. Sales volumes in Asia-Pacific were higher in India due to improved volumes, partially offset by lower demand in China for lighting and traffic products. Highway safety product sales increased in 2018, as compared to 2017, due to higher demand in Australia and the acquisition of Aircon in the third quarter of 2017.
Communication product line sales were lower by $10.3 million and $11.9 million in the third quarter and first three quarters of 2018, respectively, as compared with 2017. In North America, communication structure and component sales decreased in the third quarter but increased in the first three quarters of 2018 due to higher demand from the network expansion by providers. In Asia-Pacific, sales volumes decreased due to much lower demand in China for new wireless communication structures.
Access Systems product line net sales decreased in the third quarter and first three quarters of 2018 by $2.6 million and $4.2 million, respectively, as compared to the same periods in 2017. The decrease can be attributed to lower sales volumes in Asia due to less large project work that was partially offset by improved market demand in Australia.
Gross profit, as a percentage of sales, and operating income for the segment were lower in the third quarter and first three quarters of 2018, as compared to 2017, due to restructuring costs incurred in 2018. In the third quarter and first three quarters of 2018, the segment incurred $3.4 million and $8.0 million of restructuring costs within product cost of sales and $2.3 million and $6.8 million within SG&A, respectively. SG&A spending was higher in the third quarter and first three quarters of 2018, as compared to 2017, due to restructuring costs and foreign currency translation effects.
Utility segment
In the Utility segment, sales increased in the third quarter and first three quarters of 2018, as compared with 2017, due to sales price increases to cover higher steel costs and the acquisition of Convert and Derit in the third quarter of 2018. In the first three quarters of 2018, as compared to 2017, currency translation effects also contributed to the sales increase. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. The average sales price increase was partially offset by lower sales volumes. Measured in tonnages, sales volumes for steel utility structures in North America were lower whereas concrete utility structure sales volumes were higher in the third quarter and first three quarters of 2018, as compared to the same periods in 2017. The Company adopted new revenue recognition guidance effective the first day of fiscal 2018; steel and concrete reported sales for the third quarter and first three quarters of 2017 were recognized upon delivery to customers (point in time) whereas reported revenue for the third quarter and first three quarters of 2018 is based on progress of production on customer orders (over time).
Offshore and other complex structures sales decreased in the third quarter and first three quarters of 2018, as compared to 2017, due to lower volumes that were partially offset by positive effects from currency translation.
Gross profit as a percentage of sales decreased in the third quarter and first three quarters of 2018, as compared to 2017, due to restructuring costs incurred of $0.5 million and $2.8 million, respectively. In addition, the third quarter of 2018 had an unfavorable sales mix that contributed to the decline. SG&A expense was higher in the third quarter and first three quarters of 2018, as compared with the same periods in 2017, primarily attributed to the goodwill and trade name impairment recorded for offshore and other complex steel structures reporting unit of $15.8 million and increased expenses related to the acquisition of Derit and Convert. Excluding restructuring expenses, expenses associated with the acquisitions, and the intangible asset impairment, operating income was consistent for the first three quarters of 2018, as compared with the same periods in 2017.

Coatings segment
Coatings segment sales increased in the third quarter and first three quarters of 2018, as compared to the same periods in 2017, due primarily to increased sales prices to recover higher zinc costs globally and higher sales volumes. Sales pricing and volume demand increased in North America in the third quarter and first three quarters of 2018, as compared to 2017. In the Asia-Pacific region, continued improvements in the Australia market along with overall higher sales pricing provided an increase in net sales.
SG&A expense was higher in the third quarter and first three quarters of 2018, as compared to the same periods in 2017, due to higher compensation costs related to improved business operations and currency translation effects. Operating income was higher in the first three quarters of 2018 compared to 2017, due to improved sales volumes and the associated operating leverage of fixed costs and improved sales pricing.
Irrigation segment
The decrease in Irrigation segment net sales in the third quarter and first three quarters of 2018, as compared to 2017, is primarily due to sales volume decreases, particularly in the international markets. The decrease in international sales can be attributed to project delays and lower overall large project work across most regions. North America sales volume increased in the third quarter, but were lower for the first three quarters of 2018, as compared to 2017. Sales in North America for the year were lower due to continued weak farm income levels. Recent proposed tariffs also caused uncertainly leading farmers to delay irrigation purchases. North America sales decreases were partially offset by higher sales pricing attributed to higher cost of steel.
SG&A was lower in the third quarter and first three quarters of 2018, as compared to the same periods in 2017. The decrease can be attributed to lower incentives from reduced business operations that were partially offset by expenses associated with the acquisitions made in 2018 totaling $1.1 million and $2.3 million, respectively. Operating income for the segment increased in the third quarter 2018 over the same period in 2017, due to higher sales pricing and income from the recent acquisitions. Operating income decreased by $0.3 million on a year-to-date basis.
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
Net corporate expense
Corporate SG&A expense was higher in the third quarter and first three quarters of 2018, as compared to the same periods in 2017, due to due diligence costs and higher compensation expense. The increase in costs were partially offset by $0.2 million and $2.2 million of lower deferred compensation expenses that is offset by the same amount in other expense.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $961.7 million at September 29, 2018, as compared to $1,069.6 million at December 30, 2017. The decrease in net working capital in 2018 is attributed to lower cash due to recent acquisitions and the purchase of treasury shares under our share repurchase program. The decrease was offset by the increase in contract assets associated with our Utility segment which now recognizes revenue over time. Cash flow provided by operations was $68.1 million in the first three quarters of 2018, as compared with $121.8 million in first three quarters of 2017. The decrease in operating cash flow in the first three quarters of 2018, as compared to 2017, was primarily the result of higher working capital and lower net earnings that was offset by lower pension contributions.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2018 was $48.9 million, as compared to $39.9 million for the same period in 2017. The increase in investing cash outflows in the first three quarters of 2018, as compared to 2017, was primarily due to business acquisitions in 2018 totaling $125.3 million that was partially offset by the proceeds from sale of the grinding media business of $62.5 million. Capital spending projects in 2018 and 2017 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2018 fiscal year to be approximately $70 million.
Financing Cash Flows-Our total interest‑bearing debt was $740.3 million at September 29, 2018 and $755.0 at December 30, 2017. Financing cash flows changed from an outflow of $22.0 million in the first three quarters of 2017 to an outflow of $136.7 million in the first three quarters of 2018. The increase in financing cash outflows in the first three quarters of 2018, as compared to 2017, was primarily due to the purchase of $86.9 million of treasury shares under our share repurchase program, purchase of noncontrolling interests totaling $5.5 million, and re-financing of long-term debt that resulted in net outflows of $16.0 million.
Financing and Capital
We have an open $250 million authorized share purchase program without an expiration date. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 309,198 and 614,454 treasury shares for approximately $42.9 million and $86.9 million under our share repurchase program during the third quarter and first three quarters of 2018, respectively. As of September 29, 2018, we have approximately $45.3 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody's Investors Services, Inc. and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.

Our debt financing at September 29, 2018 is primarily long-term debt consisting of:

•	$450 million face value ($436.0 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$305 million face value ($297.4 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. Both tranches of these notes are guaranteed by certain of our subsidiaries.

At September 29, 2018 and December 30, 2017, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 29, 2018, we had the ability to borrow $585.4 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $123.6 million, $120.3 million of which was unused at September 29, 2018.

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

At September 29, 2018, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 29, 2018 were as follows (in 000's):

Interest-bearing debt	$740,342
Adjusted EBITDA-last four quarters	340,823
Leverage ratio	2.17

Adjusted EBITDA-last four quarters	$340,823
Interest expense-last four quarters	45,152
Interest earned ratio	7.55
The calculation of Adjusted EBITDA-last four quarters (October 1, 2017 through September 29, 2018) is as follows. The last four quarters information ended September 29, 2018 is calculated by taking the full fiscal year ended December 30, 2017, subtracting the three quarters ended September 30, 2017, and adding the three quarters ended September 29, 2018.

Net cash flows from operations	$79,365
Interest expense	45,152
Income tax expense	91,830
Impairment of property, plant and equipment	(4,197)
Impairment of goodwill and intangible assets	(15,780)
Loss on investment	220
Deferred income tax benefit	(40,490)
Loss on sale of grinding media business	(6,084)
Noncontrolling interest	(7,444)
Stock-based compensation	(11,482)
Pension plan expense	1,546
Contribution to pension plan	15,736
Changes in assets and liabilities	141,617
Other	3,546
EBITDA	293,535
Cash restructuring expenses	13,465
EBITDA from acquisitions (months not owned)	7,762
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant and equipment	4,197
Loss on sale of grinding media business	6,084
Adjusted EBITDA	340,823

Net earnings attributable to Valmont Industries, Inc.	$73,078
Interest expense	45,152
Income tax expense	91,830
Depreciation and amortization expense	83,475
EBITDA	293,535
Cash restructuring expenses	13,465
EBITDA from acquisitions (months not owned)	7,762
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant, and equipment	4,197
Loss on sale of grinding media business	6,084
Adjusted EBITDA	340,823
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
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no related deferred income taxes. Prior to the 2017 Tax Act, we had an excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, including unremitted foreign earnings of approximately $400 million. At the end of the third quarter of 2018, the unremitted foreign earnings were approximately $326 million as a result of dividends that were paid. While the tax on these foreign earnings imposed by the 2017 Tax Act (“Transition Tax”) resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries may still be subject to foreign withholding taxes and U.S. state income taxes.

As a result of the 2017 Tax Act, we reassessed our position with respect to the approximately $326 million of unremitted foreign earnings in our non-U.S. subsidiaries. We have taken the position that our previously deferred earnings in our non-U.S. subsidiaries that were subject to the Transition Tax are not indefinitely reinvested. Of our cash balances of $295.6 million at September 29, 2018, approximately $259.5 million is held in our non-U.S. subsidiaries. Consequently, with the change in our position on unremitted foreign earnings, if we distributed our foreign cash balances certain taxes would be applicable. Therefore, at September 29, 2018, we recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $4.2 million and $1.0 million, respectively. The Company's estimates and the overall impact of the 2017 Tax Act may change for various reasons including, but not limited to, changes in our interpretation and assumptions, additional guidance that may be issued by governing authorities, and tax planning actions we may undertake. We continue to gather additional information to fully account for the 2017 Tax Act. Any updates and changes in the estimates will be communicated in future quarterly financial statements.

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
Critical Accounting Policies
Other than revenue recognition as a result of our adoption of ASC 606 as described below, there were no other changes in our critical accounting policies as described on pages 37-41 in our Form 10-K for the fiscal year ended December 30, 2017 during the nine months ended September 29, 2018.

Revenue Recognition

Effective the first day of fiscal 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Please see note 1 to the condensed consolidated financial statements for additional information on the new standard and the cumulative effect from the modified retrospective adjustment.

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

Accounting for utility and wireless communication structures contracts: Steel and concrete utility and wireless communication structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to us. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We have certain wireless communication structures customers' contracts where we do not have the right to payment for work performed. In those instances, we recognize revenue at a point in time which is time of shipment of the structure.

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

We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During the quarter ended September 29, 2018, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the quarter. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended September 29, 2018. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 30, 2017.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
July 1, 2018 to July 28, 2018	130,972	$138.82	130,972	$68,047,000
July 29, 2018 to September 1, 2018	100,331	139.53	100,331	55,303,000
September 2, 2018 to September 29, 2018	77,895	137.87	77,895	45,253,000
Total	309,198	$138.81	309,198	$45,253,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 29, 2018, we have acquired 5,202,585 shares for approximately $704.7 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 1st day of November, 2018.