Form 10-K
period 2018-12-29
VALMONT INDUSTRIES INC
filed 2019-02-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

At February 21, 2019 there were 21,941,622 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 30, 2018 was $3,233,462,981.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 30, 2019 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 29, 2018, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2018

PART I
ITEM 1. BUSINESS.

(a)	General Description of Business
General
We are a diversified global producer of highly-engineered fabricated metal products. In our Engineered Support Structures (ESS) segment, we are a leading producer of steel, aluminum and composite poles, towers, and components for the global lighting, traffic, and wireless communications markets. The ESS segment also produces engineered access systems, highway safety products, and integrated structure solutions for smart cities. Our Utilities Support Structures (Utility) segment manufactures steel and concrete pole structures for global utility transmission, distribution and generation platforms primarily in the United States. The Utility segment also produces complex steel energy generation structures and engineered solar tracking solutions sold outside the United States. Our Irrigation segment is a global producer of mechanized irrigation systems, provider of water management solutions for large-scale production agriculture, and technology for precision agriculture. Our Coatings segment provides global galvanizing, painting and anodizing services to preserve and protect metal products.
Our ESS segment sells the following products: outdoor lighting, traffic control, and roadway safety structures, wireless communication structures and components, and engineered access systems. Our Utility segment sells pole structures to support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment and related services that deliver water, chemical fertilizers and pesticides to agricultural crops. Our Coatings segment provides coatings services for Valmont and other industrial customers. Customers and end-users of our products include municipalities and government entities globally, manufacturers of commercial lighting fixtures (OEM), contractors, telecommunications and utility companies, and large farms as well as the general manufacturing sector. In 2018, approximately 34% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).
Business Strategy
Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:
Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, technological innovation and consistent high quality. For example, our Utility segment increased its 2018 sales by offering substations that are prepackaged to simplify our customer's installation and PyraMAX transmission structures.
Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently serve and where end-users do not currently purchase our type of product. For example, we have expanded our geographic presence in Europe, the Middle East, and North Africa for lighting structures. This strategy led to us building manufacturing presences in China and India to expand our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new emerging markets for mechanized irrigation around the world. In recent years, these markets include Eastern Europe and African countries.
Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years we developed and sold structures for tramway applications in Europe. The customers for this product line include many of the state and local governments that purchase our lighting structures. Another example is the development and expansion of decorative lighting poles that have been introduced to our existing customer base. Our 2018 acquisition of Walpar, an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market is an example of this strategy.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify our Business is a path to increase sales. For example, the establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment. The decorative lighting market has different requirements and preferences than our traditional transportation and commercial markets. For example, our joint venture with Tehomet provided expertise in the decorative wood pole market. The 2018 acquisition of Convert Italia SpA , gave us a presence in engineered solar tracking products that we believe are complementary to our existing products and provide us with future growth opportunities.
Acquisitions
We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):
2014

•	Acquisition of 90% of a manufacturer of heavy complex steel structures (Valmont SM) with two manufacturing locations in Denmark (Utility)

•	Acquisition of a 51% ownership stake in AgSense, which provides farmers with remote monitoring equipment for their pivots and entire farming operation (Irrigation)

•	Acquisition of a manufacturer of fiberglass composite support structures with two manufacturing locations in South Carolina (ESS)
2015

•	Acquisition of a galvanizing business located in Hammonton, New Jersey (Coatings)
2016

•	Acquisition of the remaining 30% not previously owned of IGC Galvanizing Industries (M) Sdn Bhd (Coatings)

•	Acquisition of 5.2% of the remaining 10% not previously owned of Valmont SM (Utility)
2017

•	Acquisition of a highway safety business (Aircon) that manufactures guardrails, structural metal products, and solar structural products in India (ESS)
2018

•	Acquisition of a integrator of prepackaged pump stations (Irrigation)

•	Acquisition of a worldwide provider of parts for agricultural irrigation equipment, Irrigation Components International (ICI), located in the United States (Irrigation)

•	Acquisition of an engineering and manufacturer of overhead sign structures (Walpar) located in Southeast United States (ESS)

•	Acquisition of 75% of a provider of engineered solar tracker solutions (Convert Italia SpA) headquartered in Italy (Utility)

•	Acquisition of a steel lattice structures producer located in India (Utility)

•	Acquisition of a galvanizing business located in New Zealand (Coatings)
In 2018, the Company divested of Donhad, a grinding media producer in Australia.
(b)    Segments
The Company has four reportable segments based on our management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment.
Our reportable segments are as follows:
Engineered Support Structures: This segment consists of the manufacture and distribution of engineered metal and composite poles, towers, and components for global lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;

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
Other: In addition to these four reportable segments, we have other operations and activities which are not more than 10% of consolidated sales, operating income or assets. These activities include the manufacture of forged steel grinding media until its divestiture in 2018.

(c)	Narrative Description of Business
Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reportable segments is set forth below.
Engineered Support Structures Segment (ESS)
Products Produced—We engineer and manufacture steel, aluminum, and composite poles and structures to which lighting and traffic control fixtures are attached for a wide range of outdoor lighting applications, such as streets, highways, parking lots, sports stadiums and commercial and residential developments. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas to help make these areas safer at night and to support trends toward more active lifestyles and 24-hour convenience. In addition to safety, customers want products that are visually appealing. In Europe, we are a leader in decorative lighting poles, which are attractive as well as functional. We are leveraging this expertise to expand our decorative product sales in North America, China, and the Middle East. Traffic poles are structures to which traffic signals and overhead signs are attached and aid the orderly flow of automobile traffic. These poles are typically standard designs but can also be engineered to be slightly modified to meet customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. This product line also includes roadway safety systems, including guard rail barriers, wire rope safety barriers, crash attenuation barriers and other products. Highway safety systems are also designed and engineered to enhance roadway safety.
We also engineer, manufacture, and distribute a broad range of structures (poles and towers), camouflage concealment solutions, and components serving the wireless communication market. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to the structure and to connect cabling and other parts from the antennas to the shelter). Larger mono-pole structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these mono-pole structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on the structures we sell or manufacture. We also produce and distribute access systems that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. Products offered in this product line include floor gratings, handrails, barriers and sunscreens. We also produce a line of engineered products which are used in architectural applications. Examples of these products are perforated metal sun screens and facades that can be used on building structures to improve shading and aesthetics.
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
The commercial lighting market is mostly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. The commercial lighting market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy. Valmont has many long-standing relationships with OEM’s who serve this market. Markets for access systems are typically driven by infrastructure, industrial and commercial construction spending. Customers include construction firms or installers who participate in these markets, natural gas and mineral exploration companies, resellers such as steel service centers, and end users. These markets can be cyclical depending on economic conditions.
The market for our communication products is driven by increased demand for wireless communication and data. Customers are wireless network providers and organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure (build to suit companies). We also sell products to state and federal governments for two-way radio communication, radar, broadcasting and security applications. We believe long-term growth should mainly be driven by increased usage and technologies such as 5G, which demand higher network density. Improved emergency response systems, as part of the U.S. Homeland Security initiatives, creates additional demand.
All of the products that we manufacture in this segment are parts of government or customer investments in basic infrastructure. The total cost of these investments can be substantial, so access to capital is often important to fund infrastructure needs. Demand can be cyclical in these markets due to overall economic conditions. Additionally, projects can sometimes be delayed due to funding or other issues.
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
Distribution Methods—Sales and distribution activities are handled through a combination of a direct sales force and commissioned agents. Lighting agents represent Valmont as well as lighting fixture companies and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures and other equipment to the end user as a complete package. Commercial lighting, wireless communication products and components, access systems and highway safety sales are normally made through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents.
Utility Support Structures Segment (Utility)
Products Produced—We engineer and manufacture tapered steel, pre-stressed concrete and hybrid structures (concrete base section and steel upper sections), and steel lattice structures. These products are used to support the lines that carry power for electrical transmission, substation and distribution applications. Transmission refers to moving power from where it is produced to where it is used. Substations transfer high voltage electricity to low voltage transmission. Electrical distribution carries electricity from the substation to the end-user. We also design and engineer single axis solar tracker solutions for utility-scale solar applications.
Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design. In Northern Europe, we produce utility structures for offshore and onshore wind energy. We also manufacture complex steel structures such as rotor houses for wind turbines, crown-mounted compensators, winches and cranes for oil and gas exploration, and material handling equipment for manufacturing.
Markets—Our sales in this segment are mainly in North America, where the key drivers in the utility business are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, interconnection of regional grids to share more efficient generation to the benefit of the consumer and increased electrical consumption which has outpaced the transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to the compelling industry drivers and lack of investment prior to 2008. In international markets, electrical consumption is expected to increase. This will require substantial investment in new electricity generation capacity and growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user, as is used in the U.S. markets today. As utilities increase development of large-scale solar power and micro-grid applications, single axis tracker solutions will be an essential tool for achieving higher energy production. Sales of complex steel structures, wind turbine towers and rotor houses, material handling systems, utility transmission structures, and structures for oil & gas exploration mainly occur within Europe.
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
Irrigation Segment (Irrigation)
Products Produced—We manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valley irrigation machine usually is powered by electricity and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. Our advanced technology solutions include a suite of smart panels and remote management of irrigation machines through smartphone, tablet, or centralized computer control. Irrigation net sales in 2018, 2017, and 2016 included technology sales of $45.3 million, $43.4 million, and $26.5 million, respectively. We also offer customized water application and scheduling services, which provide forecast information to assist growers in determining precision of water application on the field. Our water management group also provides product and service sales related to the delivery of water through mechanized irrigation equipment. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.
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
Distribution Methods—We market our irrigation machines, technology offerings, and service parts through independent dealers. There are approximately 270 dealer locations in North America, with another approximately 270 dealers serving international markets in over 60 countries. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.
General
Certain information generally applicable to each of our four reportable segments is set forth below.
Suppliers and Availability of Raw Materials.
Hot rolled steel coil and plate, zinc and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, steel service centers, and zinc producers and these materials are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or wide-spread shortages of steel in the past several years, due to what we believe are strong relationships with some of the major steel producers. In the past several years, we experienced volatility in zinc and natural gas prices, but we did not experience any disruptions to our operations due to availability.
Patents, Licenses, Franchises and Concessions.
We have a number of patents for our manufacturing machinery, poles and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent or trademark would have a material adverse effect on our financial condition, results of operations or liquidity.
Seasonal Factors in Business.
Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher in the summer and fall and lower in the winter.

Customers.
We are not dependent for a material part of any segment’s business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations or liquidity.
Backlog.
The backlog of orders for the principal products manufactured and marketed was $644.7 million at the end of the 2018 fiscal year and $670.0 million at the end of the 2017 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2018 backlog of orders will be filled during fiscal year 2019. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/29/2018	12/30/2017
Engineered Support Structures	$257.4	$204.1
Utility Support Structures	325.9	359.1
Irrigation	59.7	100.1
Coatings	1.7	0.1
Other	—	6.6
	$644.7	$670.0

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
Number of Employees.
At December 29, 2018, we had 10,328 employees.

(d)	Available Information
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
Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $600 million in 2018 and 2017. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.
The end users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen‑based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. As of November 2018, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2018 net farm income to be $66.3 billion, down 12.1 percent from the USDA’s final U.S. 2017 net farm income of $75.4 billion.
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
The engineered access systems product lines are partially dependent on investment spending by our customers in the oil, natural gas, and other mined mineral exploration industries, most specifically in the Asia Pacific region. During periods of continued low oil and natural gas prices, these customers may elect to curtail spending on new exploration sites which will cause us to experience lower demand for these specific product lines.
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
Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability. Rising steel prices in 2018 and 2017 put pressure on gross profit margins, especially in our Engineered Support Structures segment. The elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of the sales in the Engineered Support Structures and Utility Support Structures segments are fixed price contracts, rapid increases in steel costs likely will result in lower operating income.
Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred in North America in 2015. Decreases in our product sales pricing and volumes offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $64 million for the year ended December 29, 2018.
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
The current economic uncertainty in the United States and Europe will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential and commercial areas. When residential and commercial construction is weak, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in the event of an overall downturn in the economies in Europe, Australia or China, we may experience decreased demand if our customers in these countries have difficulty securing credit for their purchases from us.
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
Design patent litigation related to guardrails could reduce demand for such products and raise litigation risk.

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

We may lose some of our foreign investment or our foreign sales and profits may decline because of risks of doing business in foreign markets.

We are an international manufacturing company with operations around the world. At December 29, 2018, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2018, approximately 34% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets. We also have a significant manufacturing presence in Australia, Europe and China. We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

•	political and economic instability, resulting in the reduction of the value of, or the loss of, our investment;

•	recessions in economies of countries in which we have business operations, decreasing our international sales;

•	difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits;

•	potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;

•	difficulties in enforcing our rights outside the United States for patents on our manufacturing machinery, poles and irrigation designs;

•	increases in tariffs, export controls, taxes and other trade barriers reducing our international sales and our profit on these sales; and

•	acts of war or terrorism.
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
We sell our products in many countries around the world. Approximately 36% of our fiscal 2018 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. For example, the U.S. dollar appreciated significantly against most currencies in fiscal 2015. The most significant impact involved our Australian sales measured in U.S. dollar terms that decreased by approximately $68 million due to exchange rate translation effects in fiscal 2015. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.
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
In our Utility Support Structures segment, we manufacture large structures for electrical transmission. These products may be highly engineered for very large, complex contracts and subject to terms and conditions that penalize us for late delivery and result in consequential and compensatory damages. From time to time, we may have a product quality issue on a large utility structures order and the costs of curing that issue may be significant. For example, we recorded a $17.0 million reserve in the fourth quarter of 2015 for a commercial settlement with a large customer that requires ongoing quality monitoring. Our products in the Engineered Support Structures segment include structures for a wide range of outdoor lighting, traffic, and wireless communication applications.
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
Any future acquisitions may present significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of acquired businesses could adversely impact our business, results of operations and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

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
As of December 29, 2018, we had $753.3 million of total indebtedness outstanding. We had $579.7 million of capacity to borrow under our revolving credit facility at December 29, 2018. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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
We had $313.2 million of cash at December 29, 2018, which mitigates a portion of the risk associated with our debt. However, approximately 65% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.
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
Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 29, 2018, covered approximately 6,500 inactive or retired former Delta employees. The plan has no active employees as members. At December 29, 2018, this plan was, for accounting purposes, underfunded by approximately £113.4 million ($143.9 million). The current agreement with the trustees of the pension plan for annual funding is approximately £10.0 million ($12.7 million) in respect of the funding shortfall and approximately £1.1 million ($1.4 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

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

•
The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £113.4 million ($143.9 million) assumed for accounting purposes as of December 29, 2018. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to fund the Company’s future growth of the business or finance other obligations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located in a leased facility in Omaha, Nebraska, under a lease expiring in 2021. The headquarters of the Company’s reportable segments are located in Valley, Nebraska. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expanding capacities where needed. Our principal operating locations by reportable segment are listed below.
Engineered Support Structures segment North America manufacturing locations are in Nebraska, Texas, Alabama, Indiana, Minnesota, Oregon, South Carolina, Washington and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California, Florida, Georgia, and Texas. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, both of which are owned facilities.
Utility Support Structures segment North America manufacturing locations are in Alabama, Georgia, Florida, California, Texas, Oklahoma, Tennessee, Kansas, Nebraska and Mexico. The largest of these operations are in Tulsa, Oklahoma and Monterrey, Mexico. The Tulsa and Monterrey facilities are owned. The largest principal international manufacturing location is Denmark and there are also manufacturing locations in China, France, Italy and India.
Coatings segment North America operations include U.S. operations located in Nebraska, California, Minnesota, Iowa, Indiana, Illinois, Kansas, New Jersey, Oregon, Utah, Oklahoma, Texas, Virginia, Alabama, Florida and South Carolina and two locations near Toronto, Canada. International operations are located in Australia, Malaysia, the Philippines and India.
Irrigation segment North America manufacturing operations are located in Valley, Nebraska, McCook, Nebraska and Indiana. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil, Nigel, South Africa, Jebel Ali, United Arab Emirates, and Shandong, China. All facilities are owned except for China, which is leased.

Our operations in the "other" category are located in Australia.
ITEM 3. LEGAL PROCEEDINGS.
We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
Executive Officers of the Company
Our executive officers during fiscal 2018, their ages, positions held, and the business experience of each during the past five years are, as follows:
Mogens C. Bay, age 70, Executive Chairman of the Board of Directors since December 31, 2017, previously Chief Executive Officer since August 1993. Mr. Bay became the non-executive Chairman on January 1, 2019.
Stephen G. Kaniewski, age 47, President and Chief Executive Officer since December 31, 2017, previously President and Chief Operating Officer since October 2016. Joined Valmont in August 2010 as Vice President-Information Technology, moved into the Vice President-Global Operations role for the Irrigation segment in 2014. In January 2015, he transferred to the Utility Support Structures segment as Senior Vice President and Managing Director and in August 2015 became Group President of Utility Support Structures segment.
Mark C. Jaksich, age 61, Executive Vice President and Chief Financial Officer since February 2014. Vice President and Controller, February 2000 to February 2014.
Vanessa K. Brown, age 66, Senior Vice President-Human Resources since July 2011. Mrs. Brown retired at the end of fiscal 2018.
Timothy P. Francis, age 42, Senior Vice President and Controller since June 2014. Chief Financial Officer of Burlington Capital Group LLC (“BCG”) and America First Multifamily Investors, L.P. (“ATAX”), a NASDAQ listed Limited Partnership in which BCG serves as the General Partner, from January 2012 to May 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 21,569 shareholders of common stock at December 29, 2018.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2018 to October 27, 2018	96,022	$125.70	96,022	$283,182,000
October 28, 2018 to December 1, 2018	58,616	125.06	58,616	275,852,000
December 2, 2018 to December 29, 2018	74,186	114.38	74,186	267,366,000
Total	228,824	$121.87	228,824	$267,366,000
On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of December 29, 2018, we have acquired 5,431,409 shares for approximately $732.6 million under this share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating Data	(3)		(4)
Net sales	$2,757,144	$2,745,967	$2,521,676	$2,618,924	$3,123,143
Operating income (1)	202,280	267,080	245,374	131,695	357,716
Net earnings attributable to Valmont Industries, Inc. (2)	94,351	116,240	173,232	40,117	183,976
Depreciation and amortization	82,827	84,957	82,417	91,144	89,328
Capital expenditures	71,985	55,266	57,920	45,468	73,023
Per Share Data
Earnings:
Basic (2)	$4.23	$5.16	$7.68	$1.72	$7.15
Diluted (2)	4.20	5.11	7.63	1.71	7.09
Cash dividends declared	1.500	1.500	1.500	1.500	1.375
Financial Position
Working capital	$931,605	$1,069,567	$903,368	$860,298	$995,727
Property, plant and equipment, net	513,992	518,928	518,335	532,489	606,453
Total assets	2,530,274	2,602,250	2,391,731	2,392,382	2,721,955
Long-term debt, including current installments	742,601	754,854	755,646	757,995	760,122
Total Valmont Industries, Inc. shareholders’ equity.	1,059,762	1,112,836	943,482	918,441	1,201,833
Cash flow data:
Net cash flows from operating activities	$153,008	$133,148	$232,820	$272,267	$174,096
Net cash flows from investing activities	(155,445)	(49,615)	(53,049)	(48,171)	(256,863)
Net cash flows from financing activities	(162,110)	(32,010)	(95,158)	(220,005)	(139,756)
Financial Measures
Invested capital(a)	$1,932,291	$1,941,716	$1,774,781	$1,759,851	$2,096,276
Return on invested capital(a)	7.6%	10.3%	9.6%	4.6%	11.3%
Adjusted EBITDA(b)	$336,236	$351,987	$326,629	$285,115	$413,684
Return on beginning shareholders’ equity(c)	8.5%	12.3%	18.9%	3.3%	12.1%
Leverage ratio (d)	2.24	2.15	2.32	2.66	1.87
Year End Data
Shares outstanding (000)	21,942	22,694	22,521	22,857	24,229
Approximate number of shareholders	21,569	24,801	26,057	27,010	28,225
Number of employees	10,328	10,690	10,552	10,697	11,321

(1) Fiscal 2018 operating income included impairments of goodwill and intangible assets of $15,780 and restructuring expenses of $34,031. Fiscal 2015 operating income included impairments of goodwill and intangible assets of $41,970 and restructuring expenses of $39,852.
(2) Fiscal 2018 included impairments of goodwill and intangible assets of $14,736 after-tax ($0.66 per share), restructuring expenses and non-recurring asset impairments from exiting certain local markets of $37,779 after-tax ($1.68 per share), refinancing of long-term debt expenses of $11,115 after-tax ($0.50 per share), and a loss from the divestiture of the grinding media business of $5,350 after-tax ($0.24 per share). Fiscal 2017 included $41,935 of tax expense ($1.85 per share) associated with recording the impact of the 2017 Tax Act. Fiscal 2016 included deferred income tax benefit of $30,590 ($1.35 per share) resulting primarily from the re-measurement of the deferred tax asset for the Company's U.K. defined benefit pension plan. In addition, fiscal 2016 included $9,888 ($0.44 per share) recorded as a valuation allowance against a tax credit asset. Fiscal 2016 also included the reversal of a contingent liability that was recognized as part of the Delta purchase accounting of $16,591 ($0.73 per share) which is not taxable. Fiscal 2015 included impairments of goodwill and intangible assets of $40,140 after-tax ($1.72 per share), restructuring expenses of $28,167 after-tax ($1.20 per share), and deferred income tax expense of $7,120 ($0.31 per share) for a change in U.K. tax rates. Fiscal 2014 included costs associated with refinancing of our long-term debt of $24,171 after tax ($0.93 per share).

(3) The Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts with Customers, on a modified retrospective basis as of the first day of fiscal 2018. Revenue recognition for the prior four years presented in this table was under a different basis which was ASC Topic 605. Please see footnote 1 to the financial statements for further information.
(4) Fiscal 2016 was a 53 week fiscal year.

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

	2018	2017	2016	2015	2014
Operating income	$202,280	$267,080	$245,374	$131,695	$357,716
Adjusted effective tax rate (1)	27.1%	28.1%	30.8%	32.0%	33.4%
Tax effect on operating income	(54,818)	(75,049)	(75,575)	(42,142)	(119,477)
After-tax operating income	147,462	192,031	169,799	89,553	238,239
Average invested capital	1,937,004	1,858,249	1,767,316	1,928,064	2,103,366
Return on invested capital	7.6%	10.3%	9.6%	4.6%	11.3%
Total assets	2,530,274	2,602,250	2,391,731	2,392,382	2,721,955
Less: Accounts payable	(218,115)	(227,906)	(177,488)	(179,983)	(196,565)
Less: Accrued expenses	(171,233)	(165,455)	(162,318)	(175,947)	(176,430)
Less: Defined benefit pension liability	(143,904)	(189,552)	(209,470)	(179,323)	(150,124)
Less: Deferred compensation	(46,107)	(48,526)	(44,319)	(48,417)	(47,932)
Less: Other noncurrent liabilities	(10,394)	(20,585)	(14,910)	(40,290)	(45,542)
Less: Dividends payable	(8,230)	(8,510)	(8,445)	(8,571)	(9,086)
Total Invested capital	$1,932,291	$1,941,716	$1,774,781	$1,759,851	$2,096,276
Beginning of year invested capital	$1,941,716	$1,774,781	$1,759,851	$2,096,276	$2,110,455
Average invested capital	$1,937,004	$1,858,249	$1,767,316	$1,928,064	$2,103,366
(1) The adjusted effective tax rate for 2018 excludes the effects of the $14,355 goodwill impairment which is not deductible for income tax purposes. The effective tax rate in 2018 including this item is 30.1%. The adjusted effective tax rate for 2017 excludes the $41,935 of tax expense associated with recording the impact of the 2017 Tax Act. The effective tax rate in 2017 including these items is 46.5%. The adjusted effective tax rate for 2016 excludes deferred income tax benefit of $30,590 resulting primarily from the re-measurement of the deferred tax asset for the Company's U.K. defined benefit pension plan. In addition, fiscal 2016 excludes $9,888 recorded as a valuation allowance against a tax credit asset. Fiscal 2016 also excludes the reversal of a contingent liability that was recognized as part of the Delta purchase accounting of $16,591, which is not taxable. The effective tax rate in 2016 including these items is 19.1%. The adjusted effective tax rate in 2015 excludes the effects of the goodwill impairments which are not deductible for income tax purposes and the $7,120 million deferred income tax expense recognized as a result of the U.K. corporate tax rate decreasing from 20% to 18%. The effective tax rate in 2015 including these items is 51.0%.
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

	2018	2017	2016	2015	2014
Net cash flows from operations	$153,008	$133,148	$232,820	$272,267	$174,096
Interest expense	44,237	44,645	44,409	44,621	36,790
Income tax expense	43,135	106,145	42,063	47,427	94,894
Loss on investment	62	(237)	(586)	(4,555)	(3,795)
Non-cash debt refinancing costs	—	—	—	—	2,478
Change in fair value of contingent consideration	—	—	3,242	—	4,300
Loss on divestiture of grinding media business	(6,084)	—	—	—	—
Impairment of goodwill and intangible assets	(15,780)	—	—	(41,970)	—
Impairment of property, plant and equipment	(5,000)	—	(1,099)	(19,836)	—
Deferred income tax (expense) benefit	1,659	(39,755)	23,685	(4,858)	(5,251)
Noncontrolling interest	(5,955)	(6,079)	(5,159)	(5,216)	(5,342)
Equity in earnings of nonconsolidated subsidiaries	—	—	—	(247)	29
Stock-based compensation	(10,392)	(10,706)	(9,931)	(7,244)	(6,730)
Pension plan expense	2,251	(648)	(1,870)	610	(2,638)
Contribution to pension plan	1,537	40,245	1,488	16,500	18,173
Changes in assets and liabilities, net of acquisitions	61,647	81,305	13,690	(71,863)	98,376
Other	225	3,924	(631)	(2,327)	(392)
EBITDA	264,550	351,987	342,121	223,309	404,988
Reversal of contingent liability	—	—	(16,591)	—	—
Impairment of goodwill and intangible assets	15,780	—	—	41,970	—
Cash restructuring expenses	29,031	—	—	—	—
Impairment of assets - restructuring activities	12,944	—	1,099	19,836	—
Loss on divestiture of grinding media business	6,084	—	—	—	—
EBITDA from acquisitions (months not owned by Company)	7,847	—	—	—	8,696
Adjusted EBITDA	$336,236	$351,987	$326,629	$285,115	$413,684

	2018	2017	2016	2015	2014
Net earnings attributable to Valmont Industries, Inc.	$94,351	$116,240	$173,232	$40,117	$183,976
Interest expense	44,237	44,645	44,409	44,621	36,790
Income tax expense	43,135	106,145	42,063	47,427	94,894
Depreciation and amortization expense	82,827	84,957	82,417	91,144	89,328
EBITDA	264,550	351,987	342,121	223,309	404,988
Reversal of contingent liability	—	—	(16,591)	—	—
Impairment of goodwill and intangible assets	15,780	—	—	41,970	—
Cash restructuring expenses	29,031	—	—	—	—
Impairment of assets - restructuring activities	12,944	—	1,099	19,836	—
Loss on divestiture of grinding media business	6,084	—	—	—	—
EBITDA from acquisitions (months not owned by Company)	7,847	—	—	—	8,696
Adjusted EBITDA	$336,236	$351,987	$326,629	$285,115	$413,684
Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. During 2018 and 2014, we incurred $14,820 and $38,705 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it was not added back in the Adjusted EBITDA reconciliation to cash flows from operations or net earnings for the years ended December 29, 2018 or December 27, 2014. In October 2017, our revolving credit facility was amended to allow the Company to add-back non-recurring cash restructuring costs in 2018.

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

	2018	2017	2016	2015	2014
Current portion of long-term debt	$779	$966	$851	$1,077	$1,181
Notes payable to bank	10,678	161	746	976	13,952
Long-term debt	741,822	753,888	754,795	756,918	758,941
Total interest bearing debt	753,279	755,015	756,392	758,971	774,074
Adjusted EBITDA	336,236	351,987	326,629	285,115	413,684
Leverage Ratio	2.24	2.15	2.32	2.66	1.87

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

General

	2018	2017	Change 2018 - 2017	2016	Change 2017 - 2016
	Dollars in millions, except per share amounts
Consolidated
Net sales	$2,757.1	$2,746.0	0.4%	$2,521.7	8.9%
Gross profit	658.3	681.8	(3.4)%	656.2	3.9%
as a percent of sales	23.9%	24.8%		26.0%
SG&A expense	456.0	414.7	10.0%	410.8	0.9%
as a percent of sales	16.5%	15.1%		16.3%
Operating income	202.3	267.1	(24.3)%	245.4	8.8%
as a percent of sales	7.3%	9.7%		9.7%
Net interest expense	39.6	39.9	(0.8)%	41.3	(3.4)%
Effective tax rate	30.1%	46.5%		19.1%
Net earnings attributable to Valmont Industries, Inc	94.4	116.2	(18.8)%	173.2	(32.9)%
Diluted earnings per share	$4.20	$5.11	(17.8)%	$7.63	(33.0)%
Engineered Support Structures Segment
Net sales	$967.3	$912.2	6.0%	$891.1	2.4%
Gross profit	213.1	225.9	(5.7)%	240.0	(5.9)%
SG&A expense	178.3	162.9	9.5%	167.7	(2.9)%
Operating income	34.8	63.0	(44.8)%	72.3	(12.9)%
Utility Support Structures Segment
Net sales	$855.2	$856.3	(0.1)%	$735.6	16.4%
Gross profit	170.5	178.4	(4.4)%	147.3	21.1%
SG&A expense	105.7	80.6	31.1%	76.1	5.9%
Operating income	64.8	97.8	(33.7)%	71.2	37.4%
Coatings Segment
Net sales	$286.7	$256.8	11.6%	$243.9	5.3%
Gross profit	91.0	78.4	16.1%	77.8	0.8%
SG&A expense	35.7	28.2	26.6%	31.2	(9.6)%
Operating income	55.3	50.2	10.2%	46.6	7.7%
Irrigation Segment
Net sales	$624.8	$644.4	(3.0)%	$568.0	13.5%
Gross profit	192.8	197.3	(2.3)%	178.9	10.3%
SG&A expense	95.1	95.8	(0.7)%	88.0	8.9%
Operating income	97.7	101.5	(3.7)%	90.9	11.7%
Other
Net sales	$23.1	$76.3	(69.7)%	$83.1	(8.2)%
Gross profit	0.8	7.4	(89.2)%	14.1	(47.5)%
SG&A expense	1.7	5.3	(67.9)%	5.4	(1.9)%
Operating income	(0.9)	2.1	(142.9)%	8.7	(75.9)%
Adjustment to LIFO inventory valuation method
Gross profit	$(9.9)	$(5.7)	(73.7)%	$(3.0)	(90.0)%
Operating income	(9.9)	(5.7)	(73.7)%	(3.0)	(90.0)%
Net corporate expense
Gross profit	$—	$0.1	(100.0)%	$1.1	(90.9)%
SG&A expense	39.5	41.9	(5.7)%	42.4	(1.2)%
Operating loss	(39.5)	(41.8)	(5.5)%	(41.3)	1.2%

RESULTS OF OPERATIONS
FISCAL 2018 COMPARED WITH FISCAL 2017
Overview
The increase in net sales in 2018, as compared with 2017, was due to higher sales in the ESS and Coatings segments that were offset by lower sales in the Irrigation, Utility, and Other segments. The changes in net sales in 2018, as compared with 2017, were as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2017	$2,746.0	$912.2	$856.3	$256.8	$644.4	$76.3
Volume	(100.6)	8.3	(74.8)	10.8	(40.6)	(4.3)
Pricing/mix	114.8	28.1	50.3	16.9	17.1	2.4
Acquisition/(divestiture)	1.5	17.2	18.9	3.1	14.3	(52.0)
Currency translation	(4.6)	1.5	4.5	(0.9)	(10.4)	0.7
Sales - 2018	$2,757.1	$967.3	$855.2	$286.7	$624.8	$23.1
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes. On the first day of fiscal 2018, the Company adopted the new revenue recognition accounting standard ("ASC 606"). Within the Utility Support Structures segment, the steel and concrete product lines now recognize revenue over time whereas in 2017 and years prior, their revenue was recognized at a point in time, which was typically upon product delivery to the customer. The impact of the adoption of ASC 606 in 2018 was an increase in sales of $36.4 million and an increase in operating income of $6.2 million primarily in the Utility segment. It is not practicable to estimate the sales volumes attributable to the adoption of ASC 606 and thus is not a separate line item in the table above. Information on the adoption of the revenue standard can be found under Critical Accounting Policies within Management's Discussion and Analysis.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in 2018, as compared to 2017, resulting in higher average cost of material. In general, the average selling prices increased during the year to mitigate decrease in gross profit realized from the higher cost of steel for the Company.

The Company acquired the following companies during 2018:

•	Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 that is included in our Irrigation segment.

•	Derit Infrastructure Pvt. Ltd. ("Derit"), a manufacturing facility located in India that is included in both the Utility and Coatings segments.

•	A majority ownership stake in Convert Italia SpA ("Convert"), a provider of engineered solar tracker solutions, also acquired during the third quarter of 2018 and included in the Utility segment.

•	Walpar, a manufacturer of overhead sign structures, in the third quarter of 2018 that is included in the ESS segment.

•	CSP Coating Systems ("CSP Coatings"), a coatings provider in New Zealand, acquired in the fourth quarter of 2018 that is included in the Coatings segment.

The Company divested of its grinding media business in the second quarter of 2018, which resulted in a pre-tax loss of approximately $6.1 million. The grinding media business is reported in Other and the loss was recorded in other income (expenses) on the Consolidated Statements of Earnings.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS segment, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $34.0 million. The decrease in 2018 gross profit and operating income due to restructuring expense by segment is as follows:

	Total	ESS	Utility	Irrigation	Corporate
Gross Profit	$18.4	$14.3	$4.1	$—	$—

Operating Income	$34.0	$28.5	$5.2	$0.2	$0.1

Currency Translation

In 2018, we realized a reduction in operating profit, as compared with fiscal 2017, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other	Corporate
Full year	$(1.8)	$(0.5)	$0.3	$—	$(1.6)	$—	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in 2018, as compared with 2017, was primarily due to restructuring costs incurred in the ESS and Utility segments. The Irrigation and Coatings segments realized an increase in gross margin in 2018, while Utility, ESS, and Other realized a decrease in gross margin.

The Company saw an increase in selling, general, and administrative (SG&A) expense in 2018, as compared to 2017, due to impairment of the goodwill and trade name of the Offshore and other complex structures ("Offshore") business totaling $15.8 million, restructuring costs incurred of $15.6 million, SG&A from recently acquired businesses of $9.0 million, and acquisition diligence expenses of $4.4 million. The increase was partially offset by lower deferred compensation expenses of $5.0 million (offset recognized in other expense as described below) and $3.6 million of SG&A in 2017 from the grinding media business divested in 2018.

Operating income was lower for all reportable segments with the exception of Coatings in 2018, as compared to 2017. The decrease is attributed to the impairment of the goodwill and trade name of the Offshore business, restructuring costs incurred in the ESS and Utility segments, and the disposal of the grinding media business included in Other.

Net Interest Expense and Debt

Net interest expense for 2018 was consistent with 2017. The Company issued $200.0 million and $55.0 million of senior secured notes in June 2018 at 5.0% and 5.25%, respectively. Proceeds from the debt issuance were subsequently used to pay off the 2020 bonds in July 2018.

The approximate $14.8 million in pre-tax costs ($11.1 million after-tax) associated with refinancing of debt is due to the Company's repurchase through tender of $250.2 million in aggregate principal amount of the senior unsecured notes due 2020. This expense was comprised of the following:

•	Cash prepayment expenses of approximately $15.8 million; plus

•	Recognition of $1.0 million of expense comprised of the write-offs of unamortized loss on the cash flow hedge and deferred financing costs; less

•	Recognition of $2.0 million of the unamortized premium originally recorded upon the issuance of the 2020 notes.

Other Income/Expense

The change in other income/expense in 2018, as compared with 2017, was primarily due to the divestiture of our grinding media business that resulted in a loss of approximately $6.1 million. Excluding the divestiture, higher other income was driven by a periodic pension benefit in 2018 that resulted a beneficial change of $2.8 million. In addition, the change in market value of the Company's shares held of Delta EMD was an improvement of $0.8 million. The remaining change was due to more favorable foreign currency transaction gains/losses in 2018 as compared to 2017. The increase in other income was partially offset by a change in valuation of deferred compensation assets in 2018 which resulted in additional expense of $5.0 million. This amount is offset by a reduction of the same amount in SG&A expense.

Income Tax Expense

Our effective income tax rate in 2018 and 2017 was 30.1% and 46.5%, respectively. The 2018 tax rate was impacted by the reduction in the U.S. corporate income tax rate from 35% to 21% offset by 2018 restructuring costs and impairment charges for which no tax benefits have been recorded. The 2017 tax rate was impacted by The Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act" or “Act”) which resulted in a one-time fourth quarter of 2017 charge of approximately $42 million related to the transition effects of the Act. Excluding this charge, our effective tax rate would have been 28.1% for 2017.

The $42 million charge was comprised of (a) approximately $9.9 million of expense related to the taxation of unremitted foreign earnings ("transition tax"), the federal portion of which is payable over eight (8) years beginning in 2018, (b) approximately $20.4 million of expense related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate, using a federal and state tax rate of 25.0%, and (c) approximately $11.7 million of deferred expenses related to foreign withholding taxes and U.S. state income taxes. During 2018, the Company finalized the transition tax which resulted in a credit to tax expense of $0.5 million.

Earnings attributable to noncontrolling interests was consistent in 2018 and 2017.

Cash Flows from Operations

Our cash flows provided by operations was $153.0 million in 2018, as compared with $133.1 million provided by operations in 2017. The increase in operating cash flows was due to lower contributions to the Delta pension plan partially offset by lower net earnings.

Engineered Support Structures (ESS) segment
The increase in sales in 2018, as compared with 2017, was due to higher sales pricing to cover the higher costs of steel and sales volume increases from acquisitions in 2018.
Global lighting and traffic, and highway safety product sales in 2018 were $73.4 million higher as compared to 2017, due to higher sales pricing and increased sales volumes. Sales volumes and pricing in North America were higher across commercial and transportation markets and also increased due to the acquisition of Walpar in the third quarter of 2018. Improved sales volumes in Europe contributed to higher sales in 2018, as compared to 2017, along with favorable currency translation effects as the value of the euro appreciated against the U.S. dollar. Sales volumes in Asia-Pacific were higher in India due to improved demand, offset by lower demand in China for lighting and traffic products. Highway safety product sales increased in 2018, as compared to 2017, due to higher demand in Australia and the acquisition of Aircon in the third quarter of 2017.
Communication product line sales were lower by $21.9 million in 2018, as compared with 2017. In North America, communication structure and component sales increased in 2018 due to strong demand from the network expansion by providers. In Asia-Pacific, sales volumes decreased due to much lower demand in China for new wireless communication structures.
Access Systems product line net sales decreased in 2018 by $2.7 million, as compared to 2017. The decrease can be attributed to lower sales volumes in Asia due to less large project work that was partially offset by improved demand in Australia, in part due to efforts to expand our sales reach into architectural and construction markets.
Gross profit, as a percentage of sales, and operating income for the segment were lower in 2018, as compared to 2017, due to restructuring costs incurred in 2018. In 2018, the segment incurred $14.3 million of restructuring costs within product cost of sales and $14.2 million within SG&A expense. In addition, approximately $8.0 million of asset impairment costs were incurred related to exiting certain local markets in 2018. SG&A spending was higher in 2018, as compared to 2017, due to restructuring costs and SG&A expenses of Walpar that was acquired in the third quarter of 2018. Operating income decreased primarily from the the $28.5 million of incurred restructuring costs.
Utility Support Structures (Utility) segment
In the Utility segment, sales decreased in 2018, as compared with 2017, due to lower sales volumes in North America that are offset by sales price increases to cover higher steel costs and the acquisition of Convert and Derit in the third quarter of 2018. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Measured in tonnages, sales volumes for steel utility structures in North America were lower whereas concrete utility structure sales volumes were higher in 2018, as compared to 2017. The Company adopted new revenue recognition guidance effective the first day of fiscal 2018; steel and concrete reported sales in 2017 were recognized upon delivery to customers (point in time) whereas reported revenue for 2018 is based on progress of production on customer orders (over time).
Offshore and other complex structures sales decreased in 2018, as compared to 2017, due to lower sales volumes that were partially offset by positive effects from currency translation.
Gross profit as a percentage of sales decreased in 2018, as compared to 2017, due to restructuring costs incurred of $4.1 million and lower offshore and complex steel structures sales volumes. SG&A expense was higher in 2018, as compared with 2017, due to the goodwill and trade name impairment recorded for Offshore business of $15.8 million, restructuring expenses, and increased expenses related to the acquisition of Derit and Convert. Excluding restructuring expenses, expenses associated with the acquisitions, and the intangible asset impairment, operating income in 2018 was consistent with 2017.
Coatings segment
Coatings segment sales increased in 2018, as compared to 2017, due to increased sales prices to recover higher zinc costs globally and higher sales volumes. The Company acquired Derit in the third quarter of 2018 and CSP Coatings in the fourth quarter of 2018 that also contributed to higher sales. Sales pricing and volume demand increased in North America in 2018, as compared to 2017. In the Asia-Pacific region, continued improvements in the Australia market along with overall higher sales pricing provided an increase in net sales.
SG&A expense was higher in 2018, as compared to 2017, due to higher compensation costs related to improved business operations and currency translation effects. Non-recurring items were recognized in 2018 and 2017 which reduced SG&A. 2018 included the reversal of an environmental remediation liability related to one of our North America galvanizing locations of $1.9 million; in 2017 the business recorded a reversal of an environmental remediation liability of $2.6 million due to the sale of a former galvanizing operation in Australia. Operating income was higher in 2018 compared to 2017, due to improved sales volumes and the associated operating leverage of fixed costs and improved sales pricing.
Irrigation segment
The decrease in Irrigation segment net sales in 2018, as compared to 2017, is primarily due to sales volume decreases, particularly in the international markets. The decrease in international sales can be attributed to project delays and lower overall large project work across most regions. In addition, the weakening of the Brazilian real and Argentina peso in 2018 resulted in lower sales due to currency translation. North America sales increased in 2018, as compared to 2017, due to higher sales pricing and recent acquisitions. Sales volumes in North America for the year were lower due to continued weak farm income levels. Recent proposed tariffs also caused uncertainly leading farmers to delay irrigation purchases.
SG&A was lower in 2018, as compared to 2017. The decrease can be attributed to lower incentives from reduced business operations and currency translation effects which were partially offset by expenses associated with the 2018 acquisitions. Operating income for the segment decreased in 2018 compared to 2017, due to lower sales volumes and the associated operating deleverage of fixed costs and currency translation effects.
Other
In April 2018, the Company completed the sale of Donhad, a mining consumable business with operations in Australia. The Company realized an approximate $6.1 million loss on the sale that is recorded in other income/expense, subject to certain post-closing adjustments.
LIFO expense
Steel index prices for both hot rolled coil and plate, and zinc in the U.S. increased at a higher rate in 2018, as compared to 2017, resulting in higher LIFO expense.
Net corporate expense
Corporate SG&A expense was lower in 2018 as compared to 2017. The decrease can be attributed to lower deferred compensation expenses of $5.0 million, which is offset by the same amount in other expense, and lower incentive expense. The decrease was partially offset by higher compensation expenses.

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

Cash Flows from Operations

Our cash flows provided by operations was $133.1 million in 2017, as compared with $232.8 million provided by operations in 2016. The decrease in operating cash flow was due to less favorable working capital changes driven by higher receivables and inventory and higher contributions to the Delta Pension Plan in 2017.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $931.6 million at December 29, 2018, as compared with $1,069.6 million at December 30, 2017. The decrease in net working capital in 2018 mainly resulted from lower cash balances mostly attributed to the investing outflow for acquisitions and financing outflow for stock repurchases, and an increase in accrued expense for the Convert contingent consideration liability. Operating cash flow was $153.0 million in 2018, as compared with $133.1 million in 2017 and $232.8 million in 2016. The increase in operating cash flow in 2018, as compared to 2017, was due to lower contributions to the Delta Pension Plan in 2018 partially offset by lower net earnings.
Investing Cash Flows-Capital spending in fiscal 2018 was $72.0 million, as compared with $55.3 million in fiscal 2017 and $57.9 million in fiscal 2016. Capital spending projects in 2018 included investments in machinery and equipment across all businesses. The increase in investing cash outflows in 2018, as compared to 2017, was primarily due to business acquisitions totaling $143.0 million ($5.4 million in 2017) that was partially offset by proceeds from the sale of the grinding media business of $62.5 million. We expect our capital spending for the 2019 fiscal year to be approximately $90.0 million.
Financing Cash Flows-Our total interest‑bearing debt decreased to $753.3 million at December 29, 2018, from $755.0 million at December 30, 2017. During 2018 and 2016, we acquired approximately 0.8 million shares and 0.4 million shares for $114.8 million and $53.8 million, respectively, under the share repurchase program. No shares were repurchased in 2017.
Capital Allocation Philosophy
We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. In May 2014, our Board of Directors approved and publicly announced a capital allocation philosophy with the following priorities for cash generated:
•working capital and capital expenditure investments necessary for future sales growth;
•dividends on common stock in the range of 15% of the prior year's fully diluted net earnings;
•acquisitions; and
•return of capital to shareholders through share repurchases.
We also announced our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody's Investors Services, Inc. and BBB+ by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to BBB- to finance a special acquisition or other opportunity. We expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 29, 2018, we have acquired approximately 5.4 million shares for approximately $732.6 million under these share repurchase programs.
Sources of Financing
Our debt financing at December 29, 2018 consisted primarily of long‑term debt. During 2018, the Company issued an additional $200 million aggregate principal amount of its 5.00% senior notes due 2044 and $55 million aggregate principal amount of its 5.25% senior notes due 2054 and redeemed $250.2 million in remaining aggregate principal amount of the 2020 senior notes. Our long‑term debt as of December 29, 2018, principally consists of:

•	$450 million face value ($436.1 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$305 million face value ($297.4 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.
On October 18, 2017, we amended and restated our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto.  The credit facility provides for $600 million of committed unsecured revolving credit loans.  We may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments.  The Company and our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility.  The obligations arising under the credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc. and Valmont Queensland Pty. Ltd.

The material amendments to the credit facility, which are set forth in the amended and restated credit agreement, include:an extension of the maturity date of the credit facility from October 17, 2019 to October 18, 2022;

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
At December 29, 2018, we had $5.7 million of outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 29, 2018, we had the ability to borrow $579.7 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $137.7 million; $127.0 million of which was unused at December 29, 2018.
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

At December 29, 2018, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 29, 2018 were as follows (amounts in thousands):

Interest-bearing debt	$753,279
Adjusted EBITDA-last four quarters	336,236
Leverage ratio	2.24

Adjusted EBITDA-last four quarters	336,236
Interest expense-last four quarters	44,237
Interest earned ratio	7.60
The calculation of Adjusted EBITDA-last four quarters is presented under the column for fiscal 2018 in footnote (b) to the table "Selected Five-Year Financial Data" in Item 6 - Selected Financial Data.
Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2019 and beyond.
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

As a result of the 2017 Tax Act, we reassessed our position with respect to the approximately $400 million of unremitted foreign earnings in our non-U.S. subsidiaries. Our position is that the previously deferred earnings in our non-U.S. subsidiaries that were subject to the Transition Tax are not indefinitely reinvested. Further, in 2018 we have taken the position on non-U.S. subsidiaries we are not indefinitely reinvested on their 2018 unremitted foreign earnings. Of our cash balances of $313.2 million at December 29, 2018, approximately $203.6 million is held in our non-U.S. subsidiaries. Consequently, with the change in our position on unremitted foreign earnings, if we distributed our foreign cash balances certain taxes would be applicable. At December 29, 2018, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.7 million and $0.6 million, respectively.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS
We have future financial obligations related to (1) payment of principal and interest on interest‑bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 29, 2018 were as follows (in millions of dollars):

Contractual Obligations	Total	2019	2020-2021	2022-2023	After 2023
Long‑term debt	$772.1	$0.8	$1.6	$6.2	$763.5
Interest	1,144.3	38.9	77.8	77.6	950.0
Delta pension plan contributions	140.9	14.1	28.2	28.2	70.4
Operating leases	146.8	18.8	30.8	20.8	76.4
Unconditional purchase commitments	94.2	94.2	—	—	—
Total contractual cash obligations	$2,298.3	$166.8	$138.4	$132.8	$1,860.3
Long‑term debt mainly consisted of $755.0 million principal amount of senior unsecured notes. At December 29, 2018, we had outstanding borrowings of $5.7 million under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non‑compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.
Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2019, and certain capital investments planned for 2019. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period. The unconditional purchase commitments also includes the January 2019 purchase of the non-controlling interests of Walpar, LLC for $23.1 million as contractually required per the purchase agreement.
At December 29, 2018, we had approximately $13.0 million of various long‑term liabilities related to certain income tax and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments. The contingent consideration payment for Convert Italia SpA has also been excluded from the contractual obligations schedule as the payment is not fixed but dependent on the business exceeding a profitability target for calendar 2018. The $11.6 million accrual at December 29, 2018 is an estimate which will be finalized during the second quarter of 2019.

OFF BALANCE SHEET ARRANGEMENTS
We have operating lease obligations to unaffiliated parties on leases of certain production and office facilities and equipment. These leases are in the normal course of business and generally contain no substantial obligations for us at the end of the lease contracts. We also maintain standby letters of credit for contract performance on certain sales contracts.
MARKET RISK
Changes in Prices
Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our utility support structures segment where the cost of steel has been approximately 50% of the net sales, on average. In 2018, we began using steel hot rolled coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $64 million for the year ended December 29, 2018.
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
Risk Management
Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates and commodity prices. At times, we utilize derivative financial instruments to hedge these exposures, but we do not use derivatives for trading purposes.
Interest Rates—Our interest‑bearing debt at December 29, 2018 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2018 and 2017 by approximately $0.1 million. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2018 and 2017 by approximately $0.3 million and $0.4 million, respectively.
Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. The Company is also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. At December 29, 2018, the Company had two oustanding foreign currency forward contracts which mitigate foreign currency risk of the Company's investment in its Australian dollar and Euro denominated businesses. The forward contracts, which qualify as net investment hedges, have a maturity date of May 2020 and notional amounts to sell Australian dollars and Euro to receive $100.0 million and $50.0 million, respectively. On August 24, 2018, the Company entered into three fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. The notional of the two Euro and DKK CCS are $35.0 million and $60.0 million, respectively, and they mature in 2020 to 2023.
At December 30, 2017, the Company had open foreign currency forward contracts that qualified as net investment hedges. The purpose of the net investment hedges were to mitigate foreign currency risk on a portion of our foreign subsidiary investments in the grinding media business that are denominated in British pounds and Australian dollars. The divestiture of our grinding media business was pending at the end of 2017 and was finalized in the second quarter of 2018. The forward contracts had a maturity date in the first quarter of 2018 and a notional amount to sell British pounds and Australian dollars and receive $24.1 million and $21.2 million, respectively. At December 31, 2016, the Company had foreign currency forward contracts, the most significant of which was a one-year foreign currency forward contract which qualified as a net investment hedge, in order to mitigate foreign currency risk on a portion of our foreign subsidiary investments denominated in British pounds. The notional amount of this forward contract to sell British pounds was $44.0 million and the contract was settled in May 2017. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $18.5 million in 2018 and $37.2 million in 2017.
We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments (as discussed above) where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2018	2017
	(in millions)
Australian dollar	$18.1	$25.5
Euro	12.1	10.7
Danish krone	7.0	9.2
Chinese renminbi	6.7	14.0
Canadian dollar	4.7	5.7
U.K. pound	4.4	9.5
Brazilian real	2.7	3.1
Commodity risk— Steel hot rolled coil is a significant commodity input used by all of our segments in the manufacture of our products, with the exception of Coatings. Steel prices are volatile and we may utilize derivative instruments to mitigate commodity price risk on fixed price orders. In 2018, the Company entered into steel hot rolled coil forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. The forward contracts had a notional amount of $8,469 for the purchase of 3,500 short tons for each month from July 2018 to September 2018 and a notional amount of $15,563 for the purchase of 6,500 short tons for each month from October 2018 to December 2018.
Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 29, 2018, we have no natural gas swaps outstanding.

CRITICAL ACCOUNTING POLICIES

The following accounting policies involve judgments and estimates used in preparation of the consolidated financial statements. There is a substantial amount of management judgment used in preparing financial statements. We must make estimates on a number of items, such as impairments of long-lived assets, income taxes, revenue recognition for the product lines recognized over time, inventory obsolescence, and pension benefits. We base our estimates on our experience and on other assumptions that we believe are reasonable under the circumstances. Further, we re-evaluate our estimates from time to time and as circumstances change. Actual results may differ under different assumptions or conditions. The selection and application of our critical accounting policies are discussed annually with our audit committee.
Depreciation, Amortization and Impairment of Long-Lived Assets
Our long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. Impairment losses were recorded in 2018 as facilities were closed and certain fixed assets are no longer expected to be used as a result of our restructuring plans.
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
Our most recent impairment test calculated an estimated fair value of our Offshore and other complex steel structures reporting unit that was lower than its carrying value. Lower near-term financial projections and an approximately 15% decline in the undiscounted terminal value applied in the 2018 annual impairment test, when compared to the 2017 annual impairment test, is a result of a challenging pricing environment for onshore wind and energy transmission structures that is difficult to predict when it will recover. As a result, a goodwill impairment was recorded in the third quarter of 2018 totaling $14.4 million, which represents all of the goodwill of the Offshore and other complex steel reporting unit. All of our other reporting units exceeded their respective carrying value, so no additional goodwill was impaired.

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

Our trade names were tested for impairment in the third quarter of 2018 using the relief-from-royalty valuation methodology. We determined that the value of the Valmont SM trade name (offshore and other complex steel reporting unit) was impaired and we recorded an impairment charge of $1.4 million. No other trade names were determined to be impaired.

Inventories
We use the last-in first-out (LIFO) method to determine the value of approximately 37% of our inventory. The remaining 63% of our inventory is valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.
In 2018, 2017, and 2016, we experienced higher average costs to produce inventory than in the prior year, due mainly to higher cost for steel and steel-related products. This resulted in higher costs of goods sold in 2018, 2017, and 2016 of approximately $9.9 million, $5.7 million, and $3.0 million, respectively, than if our entire inventory had been valued on the FIFO method.
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
At December 29, 2018, we had approximately $56.9 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $33.2 million, including $2.3 million in valuation allowances remaining in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income.
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no related deferred income tax liabilities. The 2017 Tax Act, enacted in December 2017, subjected our unremitted foreign earnings of approximately $400 million to tax at certain specified rates. We made a reasonable estimate of the Transition Tax and recorded a provisional transition tax obligation of $9.9 million in 2017. Further, deferred taxes of $11.7 million related to these unremitted foreign earnings were recorded in 2017 for future taxes that will be incurred when cash is repatriated. In 2018, as a result of additional guidance we finalized the impact of the 2017 Tax Act on our finalized unremitted foreign earnings of approximately $394 million concluding the transitional tax obligation was $9.3 million. In addition, we have taken the position that on non-U.S. subsidiaries we are not indefinitely reinvested on their 2018 unremitted foreign earnings. Therefore, we recorded income tax expense for foreign withholding taxes and U.S. state income taxes of $0.9 million and $0.1 million, respectively during 2018.
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
The discount rate used to measure the defined benefit obligation was 2.90% at December 29, 2018. The following tables present the key assumptions used to measure pension expense for 2019 and the estimated impact on 2019 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	2.55%
Expected return on plan assets	4.29%
Inflation - CPI	2.20%
Inflation - RPI	3.30%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.25% decrease in discount rate	$—
0.25% decrease in expected return on plan assets	$1.2
0.25% increase in inflation	$1.2

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

Accounting for utility structures and wireless communication monopole contracts: Steel and concrete utility and wireless communication monopole structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to us. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We have certain wireless communication structures customers' contracts where we do not have the right to payment for work performed. In those instances, we recognize revenue at a point in time which is time of shipment of the structure.

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

We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During fiscal 2018, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the quarter. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required is included under the captioned paragraph, “MARKET RISK” on page 35 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 27, 2019
We have served as the Company's auditor since 1996.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

	2018	2017	2016
Product sales	$2,437,334	$2,447,219	$2,255,860
Services sales	319,810	298,748	265,816
Net sales	2,757,144	2,745,967	2,521,676
Product cost of sales	1,887,959	1,860,087	1,682,355
Services cost of sales	210,905	204,112	183,078
Total cost of sales	2,098,864	2,064,199	1,865,433
Gross profit	658,280	681,768	656,243
Selling, general and administrative expenses	440,220	414,688	410,869
Impairment of goodwill and intangible assets	15,780	—	—
Operating income	202,280	267,080	245,374
Other income (expenses):
Interest expense	(44,237)	(44,645)	(44,409)
Interest income	4,668	4,737	3,105
Costs associated with refinancing of debt	(14,820)	—	—
Loss from divestiture of grinding media business	(6,084)	—	—
Other	1,634	1,292	16,384
	(58,839)	(38,616)	(24,920)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	143,441	228,464	220,454
Income tax expense (benefit):
Current	44,794	66,390	65,748
Deferred	(1,659)	39,755	(23,685)
	43,135	106,145	42,063
Net earnings	100,306	122,319	178,391
Less: Earnings attributable to noncontrolling interests	(5,955)	(6,079)	(5,159)
Net earnings attributable to Valmont Industries, Inc.	$94,351	$116,240	$173,232
Earnings per share:
Basic	$4.23	$5.16	$7.68
Diluted	$4.20	$5.11	$7.63
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three-year period ended December 29, 2018
(Dollars in thousands)

	2018	2017	2016
Net earnings	$100,306	$122,319	$178,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(65,436)	79,279	(58,315)
Realized loss on divestiture of grinding media business recorded in other expense	9,203	—	—
	$(56,233)	$79,279	$(58,315)
Gain/(loss) on hedging activities:
Unrealized gain (loss) on net investment hedges, net of tax expense (benefit) of $1,894 in 2018, ($880) in 2017 and $2,646 in 2016	5,291	(1,695)	4,226
Realized loss on grinding media net investment hedge	1,215	—	—
Amortization cost included in interest expense	423	74	74
Deferred loss on interest rate hedges	(2,467)	—	—
Commodity hedges	1,021	—	—
Realized gain on commodity hedges recorded in earnings	(1,021)	—	—
Unrealized gain (loss) on cross currency swaps	352	—	—
	4,814	(1,621)	4,300
Actuarial gain (loss) on defined benefit pension plan, net of tax expense (benefit) of $8,177 in 2018, ($501) in 2017 and ($25,778) in 2016	29,885	(10,871)	(24,141)
Other comprehensive income (loss)	(21,534)	66,787	(78,156)
Comprehensive income	78,772	189,106	100,235
Comprehensive income attributable to noncontrolling interests	(8,584)	(5,529)	(6,144)
Comprehensive income attributable to Valmont Industries, Inc.	$70,188	$183,577	$94,091

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 29, 2018 and December 30, 2017
(Dollars in thousands, except shares and per share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$313,210	$492,805
Receivables, less allowance of $8,277 in 2018 and $9,396 in 2017	483,963	503,677
Inventories	383,566	420,948
Contract asset - costs and profits in excess of billings	112,525	16,165
Prepaid expenses, restricted cash, and other assets	42,800	27,478
Refundable income taxes	4,576	11,492
Total current assets	1,340,640	1,472,565
Property, plant and equipment, at cost	1,160,865	1,165,687
Less accumulated depreciation and amortization	646,873	646,759
Net property, plant and equipment	513,992	518,928
Goodwill	385,207	337,720
Other intangible assets, net	175,956	138,599
Other assets, less allowance for doubtful receivables of $417 in 2017	114,479	134,438
Total assets	$2,530,274	$2,602,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$779	$966
Notes payable to banks	10,678	161
Accounts payable	218,115	227,906
Accrued employee compensation and benefits	79,291	84,426
Accrued expenses	91,942	81,029
Dividends payable	8,230	8,510
Total current liabilities	409,035	402,998
Deferred income taxes	43,489	34,906
Long-term debt, excluding current installments	741,822	753,888
Defined benefit pension liability	143,904	189,552
Deferred compensation	46,107	48,526
Other noncurrent liabilities	10,394	20,585
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	2,027,596	1,954,344
Accumulated other comprehensive income (loss)	(303,185)	(279,022)
Cost of treasury stock, common shares of 5,951,971 in 2018 and 5,206,474 in 2017	(692,549)	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,059,762	1,112,836
Noncontrolling interest in consolidated subsidiaries	75,761	38,959
Total shareholders’ equity	1,135,523	1,151,795
Total liabilities and shareholders’ equity	$2,530,274	$2,602,250
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 29, 2018 (Dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$100,306	$122,319	$178,391
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	82,827	84,957	82,417
Noncash loss on trading securities	(62)	237	586
Contribution to defined benefit pension plan	(1,537)	(40,245)	(1,488)
Impairment of property, plant and equipment	5,000	—	1,099
Impairment of goodwill & intangible assets	15,780	—	—
Loss on divestiture of grinding media business	6,084	—	—
Stock-based compensation	10,392	10,706	9,931
Change in fair value of contingent consideration	—	—	(3,242)
Defined benefit pension plan expense (benefit)	(2,251)	648	1,870
(Gain) loss on sale of property, plant and equipment	(225)	(3,924)	631
Deferred income taxes	(1,659)	39,755	(23,685)
Changes in assets and liabilities (net of acquisitions):
Receivables	12,571	(49,112)	24,622
Inventories	(13,774)	(57,442)	(11,461)
Prepaid expenses	(11,048)	(6,214)	(1,925)
Contract asset - costs and profits in excess of billings	(32,932)	176	3,063
Accounts payable	(1,486)	39,405	104
Accrued expenses	49	(1,998)	(12,207)
Other noncurrent liabilities	(10,888)	(7,228)	(23,880)
Income taxes payable (refundable)	(4,139)	1,108	7,994
Net cash flows from operating activities	153,008	133,148	232,820
Cash flows from investing activities:
Purchase of property, plant and equipment	(71,985)	(55,266)	(57,920)
Proceeds from sale of assets	63,103	8,185	5,126
Acquisitions, net of cash acquired	(143,020)	(5,362)	—
Proceeds from settlement of net investment hedge	(1,621)	5,123	—
Other, net	(1,922)	(2,295)	(255)
Net cash flows used in investing activities	(155,445)	(49,615)	(53,049)
Cash flows from financing activities:
Borrowings (Payments) under short-term agreements	10,543	(585)	(200)
Proceeds from long-term borrowings	251,655	—	—
Principal payments on long-term borrowings	(262,191)	(887)	(2,006)
Settlement of financial derivatives	(2,467)	—	—
Debt issuance costs	(2,322)	—	—
Dividends paid	(33,726)	(33,862)	(34,053)
Dividends to noncontrolling interest	(7,055)	(5,674)	(2,938)
Purchase of noncontrolling interest	(5,510)	—	(11,009)
Proceeds from exercises under stock plans	7,357	35,159	11,153
Purchase of treasury shares	(114,805)	—	(53,800)
Purchase of common treasury shares—stock plan exercises	(3,589)	(26,161)	(2,305)
Net cash flows used in financing activities	(162,110)	(32,010)	(95,158)
Effect of exchange rate changes on cash and cash equivalents	(15,048)	27,682	(20,087)
Net change in cash and cash equivalents	(179,595)	79,205	64,526
Cash, cash equivalents, and restricted cash—beginning of year	492,805	413,600	349,074
Cash, cash equivalents, and restricted cash—end of year	$313,210	$492,805	$413,600
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 29, 2018
(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2015	$27,900	$—	$1,729,679	$(267,218)	$(571,920)	$46,770	$965,211
Net earnings	—	—	173,232	—	—	5,159	178,391
Other comprehensive income (loss)	—	—	—	(79,141)	—	985	(78,156)
Cash dividends declared ($1.50 per share)	—	—	(33,921)	—	—	—	(33,921)
Dividends to noncontrolling interests	—	—	—	—	—	(2,938)	(2,938)
Purchase of noncontrolling interest	—	(137)	—	—	—	(10,872)	(11,009)
Purchase of treasury shares; 441,494 shares acquired	—	—	—	—	(53,800)	—	(53,800)
Stock plan exercises; 16,777 shares acquired	—	—	—	—	(2,305)	—	(2,305)
Stock options exercised; 109,893 shares issued	—	(7,614)	5,732	—	13,035	—	11,153
Stock option expense	—	5,782	—	—	—	—	5,782
Stock awards; 15,700 shares issued	—	1,969	—	—	2,209	—	4,178
Balance at December 31, 2016	27,900	—	1,874,722	(346,359)	(612,781)	39,104	982,586
Net earnings	—	—	116,240	—	—	6,079	122,319
Other comprehensive income (loss)	—	—	—	67,337	—	(550)	66,787
Cash dividends declared ($1.50 per share)	—	—	(33,927)	—	—	—	(33,927)
Dividends to noncontrolling interests	—	—	—	—	—	(5,674)	(5,674)
Stock plan exercises; 154,437 shares acquired	—	—	—	—	(26,161)	—	(26,161)
Stock options exercised; 284,574 shares issued	—	(4,666)	(2,691)	—	42,516	—	35,159
Stock option expense	—	5,137	—	—	—	—	5,137
Stock awards; 42,846 shares issued	—	(471)	—	—	6,040	—	5,569
Balance at December 30, 2017	27,900	—	1,954,344	(279,022)	(590,386)	38,959	1,151,795
Net earnings	—	—	94,351	—	—	5,955	100,306
Other comprehensive income (loss)	—	—	—	(24,163)	—	2,629	(21,534)
Cash dividends declared ($1.50 per share)	—	—	(33,426)	—	—	—	(33,426)
Dividends to noncontrolling interests	—	—	—	—	—	(7,055)	(7,055)
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	40,783	40,783
Purchase of treasury shares; 843,278 shares acquired	—	—	—	—	(114,805)	—	(114,805)
Stock plan exercises; 27,555 shares acquired	—	—	—	—	(3,589)	—	(3,589)
Stock options exercised; 63,717 shares issued	—	(2,397)	1,518	—	8,236	—	7,357
Stock option expense	—	4,064	—	—	—	—	4,064
Stock awards; 61,208 shares issued	—	(1,667)	—	—	7,995	—	6,328
Balance at December 29, 2018	$27,900	$—	$2,027,596	$(303,185)	$(692,549)	$75,761	$1,135,523
See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
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
Cash overdrafts
Cash book overdrafts totaling $8,888 and $21,537 were classified as accounts payable at December 29, 2018 and December 30, 2017, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.
Segments
The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment. Reportable segments are as follows:
ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered metal and composite poles, towers, and components for global lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;
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
In addition to these four reportable segments, there are other businesses and activities that individually are not more than 10% of consolidated sales, operating income or assets. This includes the manufacture of forged steel grinding media for the mining industry and is reported in the "Other" category. The grinding media business was divested in 2018.
Fiscal Year
The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal year ended December 29, 2018 and December 30, 2017 consisted of 52 weeks and fiscal year ended December 31, 2016 consisted of 53 weeks. The estimated impact on the company's results of operations due to the extra week in fiscal 2016 was additional net sales of approximately $50,000 and additional net earnings of approximately $3,000.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units. The Company’s allowance for doubtful accounts related to current accounts receivable was $8,277 at December 29, 2018.

Inventories
Approximately 37% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 29, 2018 and December 30, 2017, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $53,619 and $43,727 at December 29, 2018 and December 30, 2017, respectively.
Long-Lived Assets
Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2018, 2017 and 2016 was $67,499, $69,046 and $66,482, respectively.
An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. Impairment losses were recorded in 2018 and 2016 as facilities were closed and future plans for certain fixed assets changed in connection with the Company's restructuring plans.
The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite‑lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. See footnote 8 for details of impairments recognized during 2018.
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
Three-year period ended December 29, 2018
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
Derivative Instruments
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

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2017	$(171,399)	$6,357	$(113,980)	$(279,022)
Current-period comprehensive income (loss)	(68,065)	3,599	29,885	(34,581)
Divestiture of grinding media business	9,203	1,215	—	$10,418
Balance at December 29, 2018	$(230,261)	$11,171	$(84,095)	$(303,185)
Subsequent Events
On December 31, 2018, the Company acquired the assets of Larson Camouflage, an industry-leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market. The business is located in Tucson, Arizona. The acquisition was funded with cash on hand and will be included in the ESS segment. On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing, Inc. located in Houston, Texas. The acquisition was made to expand the North America coatings footprint. The acquisition was funded with cash on hand and will be included in the Coatings segment.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
On December 31, 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). The Company elected to use the modified retrospective approach for the adoption of the new revenue standard. The cumulative effect of initially applying the new revenue standard was recorded as an adjustment to the opening balance of retained earnings, which impacted the Consolidated Balance Sheet as follows:

Balance Sheet	December 30, 2017	ASC 606 Adjustments	December 31, 2017
Assets
Inventories	$420,948	$(36,243)	$384,705
Contract asset - costs & profits in excess of billings	16,165	51,507	67,672
Liabilities and shareholders' equity
Accrued expenses	81,029	2,043	83,072
Deferred income taxes	34,906	3,450	38,356
Retained earnings	1,954,344	9,771	1,964,115
The adoption of ASC 606 had the following impact on the Consolidated Balance Sheets and Consolidated Statements of Earnings for the fiscal year ended December 29, 2018:

Balance Sheet	As Reported	Balance Excluding ASC 606 Effects	Change
Assets
Inventories	$383,566	$446,267	$(62,701)
Contract asset - costs & profits in excess of billings	112,525	24,647	87,878
Liabilities and shareholders' equity
Accrued expenses	91,942	86,174	5,768
Deferred income taxes	43,489	38,492	4,997
Retained earnings	2,027,596	2,013,184	14,412

Statement of Earnings	As Reported	Balance Excluding ASC 606 Effects	Change
Net Sales	$2,757,144	$2,720,773	$36,371
Operating Income	202,280	$196,092	$6,188
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
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
one performance obligation for revenue recognition. No general rights of return exist for customers once the product has been delivered and the Company establishes provisions for estimated warranties. The Company does not sell extended warranties for any of its products.
Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. The Company did not have any significant contracts with an original expected duration of more than one year at December 29, 2018. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less at contract inception.
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
The global ESS segment revenues are derived from the manufacture and distribution of engineered metal, composite structures and components for lighting and traffic and roadway safety, engineered access systems, and wireless communication. For the lighting and traffic and roadway safety product lines, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. For Access Systems, revenue is generally recognized upon delivery of goods to the customer which is the same point in time that the customer is billed. The wireless communication monopole product line has large regional customers who have unique product specifications for these larger communication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production. For the remaining wireless communication product line customers which do not provide a contractual right to bill for work completed on a canceled order, revenue is recognized upon shipment or delivery of the goods to the customer which is the same point in time that the customer is billed. For wireless communication towers and components, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed.
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
Three-year period ended December 29, 2018
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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal year ended December 29, 2018 is as follows:

	Point in Time	Over Time
	Fiscal year ended December 29, 2018	Fiscal year ended December 29, 2018
Utility Support Structures	$16,760	$838,446
Engineered Support Structures	922,677	44,681
Coatings	286,739	—
Irrigation	612,385	12,376
Other	23,080	—
Total	$1,861,641	$895,503
The Company's contract asset as of December 29, 2018 is $112,525. The contract assets attributable to the cumulative effect from the adoption of the new revenue recognition guidance was $51,507; the contract asset at December 30, 2017, attributable to the offshore and other complex structures product line, was $16,165. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The increase in the contract asset between ASC 606 adoption date to year-end 2018 is attributed to an increase in finished structures that had not yet been shipped to the customers. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At December 29, 2018 and December 30, 2017, the contract liability for revenue recognized over time was $4,906 and $7,368. The contract liability is included in Accrued Expenses on the Consolidated Balance Sheets. During the fiscal year ended December 29, 2018, the Company recognized $5,222 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
Equity Method Investments
The Company has equity method investments in non-consolidated subsidiaries which are recorded within "Other assets" on the Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
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
In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of December 29, 2018, the Company has acquired 5,431,409 shares for approximately $732,634 under this share repurchase program.
Research and Development
Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $11,500 in 2018, $11,600 in 2017, and $8,300 in 2016.
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
In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted this ASU in the first quarter of 2018, recognizing the Delta Pension Plan (DPP) net periodic pension expense within Other income (expense). The Company reclassified $648 and $1,870 of DPP net periodic pension expense in 2017 and 2016 out of selling, general, and administrative expense and into Other expense.
In December 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.
The Company adopted the ASU in the first quarter of 2018, recasting the beginning-of-period and end-of-period total cash and cash equivalent amounts on the statement of cash flows to include the £10,000 restricted cash account for the pension plan at December 31, 2016, thus reducing cash flows from operating activities by $12,568 in 2017. The Company did not have any restricted cash at December 29, 2018 or December 30, 2017.

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
Three-year period ended December 29, 2018
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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and the Company will adopt this ASU in the first quarter of 2019. The Company's analysis estimates that total liabilities and total assets will increase by $100,000 to $120,000 upon adoption the first day of fiscal 2019. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. In addition, the Company elected certain practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets. The Company will elect not to recast its comparative periods in transition (the “Comparatives Under 840 Option”) as allowed under ASU 2018-11.

(2) ACQUISITIONS
Acquisitions of Businesses
On October 18, 2018, the Company acquired CSP Coatings Systems of Auckland, New Zealand, a provider of a wide range of coatings services for approximately $17,711. The acquisition further strengthens the Company's Asia-Pacific market position and will be reported in the Coatings segment. The preliminary fair values assigned were $7,373 to property, plant, and equipment, $3,113 for customer relationships, $5,120 for goodwill, with the remainder net working capital. Goodwill is not deductible for tax purposes and the customer relationships will be amortized over 10 years. The Company expects the purchase price allocation to be finalized in the second quarter of 2019.
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the Engineered Support Structures segment. The transaction was funded with cash on hand and the purchase of the remaining 28% non-controlling interests was acquired in January 2019. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Customer relationships will be amortized over 14 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The Company expects the purchase price allocation to be finalized in the second quarter of 2019.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

At August 3, 2018
Current assets	$13,210
Customer relationships	32,000
Trade name	4,300
Goodwill	42,216
Total fair value of assets acquired	$91,726
Current liabilities	2,185
Deferred taxes	8,654
Total fair value of liabilities assumed	$10,839
Non-controlling interests	23,082
Net assets acquired	$57,805
On August 3, 2018, the Company acquired 75% of the outstanding shares of Convert Italia SpA ("Convert") for $43,504 in cash. Convert is a designer and provider of engineered solar tracker solutions that is headquartered in Italy, with offices in Brazil and Argentina. Additional purchase price will be paid contingent on Convert realizing specific EBITDA and revenue targets in calendar years 2018 and 2020. The Company recognized $11,608 in estimated contingent consideration liability which is subject to finalization expected to occur during the third quarter of 2019. The Company acquired Convert to grow market adjacencies in the Utility Support Structures segment.
The preliminary fair value measurements disclosed below are subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Patents and proprietary technology will be amortized over 15 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The Company expects the fair value measurement process and purchase price allocation to be finalized in the third quarter of 2019. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Convert at the date of acquisition:

At August 3, 2018
Current assets	$18,349
Other assets	3,166
Patent and Proprietary Technology	16,554
Trade name	8,701
Goodwill	34,280
Total fair value of assets acquired	$81,050
Current liabilities	5,376
Contingent consideration liability	11,608
Deferred taxes	6,061
Total fair value of liabilities assumed	$23,045
Non-controlling interests	14,501
Net assets acquired	$43,504

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)
On August 1, 2018, the Company acquired the operational assets of Derit Infrastructure Pvt. Ltd. ("Derit") for $14,700 in cash, net of assumed liabilities. The Company acquired the net assets at fair value with no value assigned to intangible assets in the purchase price allocation. Derit has a manufacturing facility in India with production capabilities for steel lattice structures for power transmission, wireless communication, and a provider of zinc galvanizing services. Derit was acquired to provide the Company with lattice structure manufacturing capabilities and to further expand the geographic footprint of the galvanizing business. The majority of the business will be reported in the Utility Support Structures segment, while the galvanizing business will be reported in the Coatings segment. The purchase price allocation was finalized in the fourth quarter of 2018. Proforma disclosures were omitted as this business does not have a significant impact on the Company's financial results.
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
The Company's Consolidated Statements of Earnings for the fiscal year ended December 29, 2018 included net sales of $33,973 and net earnings of $1,566 resulting from the Walpar, Convert, Torrent, and CSP Coatings acquisitions. The proforma effect of these acquisitions on the 2018 and 2017 Consolidated Statements of Earnings is as follows:

	Fifty-two Weeks Ended December 29, 2018	Fifty-two Weeks Ended December 30, 2017
Net sales	$2,798,705	$2,818,035
Net earnings	97,170	122,407
Earnings per share-diluted	4.32	5.39
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
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation.
The grinding media business had operating income/(loss) of ($913) for the year ended December 29, 2018, and $2,134 for the ended December 30, 2017. The Company received Australian $82,500 (U.S. $62,518).
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(4) RESTRUCTURING ACTIVITIES
2018 Plan

During 2018, the Company executed certain regional restructuring activities (the "2018 Plan") primarily in the ESS and Utility segments to transform its operational business model including exiting certain local markets. The result will be the closure of seven facilities, including three in China. The one Utility facility and one ESS facility in Europe will cease production and the 2018 Plan will be completed during the second quarter of 2019. All other facilities were closed by December 29, 2018. The Company recorded the following pre-tax expenses:

	ESS	Utility	Irrigation	Other/ Corporate	TOTAL
Severance	$6,255	$1,825	$—	$—	$8,080
Other cash restructuring expenses	3,512	2,228	—	—	5,740
Impairments of fixed assets/net loss on disposals	4,560	—	—	—	4,560
Total cost of sales	14,327	4,053	—	—	18,380

Severance	10,654	1,100	129	—	11,883
Other cash restructuring expenses	3,151	—	51	126	3,328
Impairments of fixed assets/net loss on disposals	440	—	—	—	440
Total selling, general and administrative expenses	14,245	1,100	180	126	15,651
Consolidated total	$28,572	$5,153	$180	$126	$34,031

In connection with exiting certain local markets as a result of the 2018 Plan, the Company also recorded $7,944 of impairments of current and other assets during fiscal 2018, primarily inventory.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(4) RESTRUCTURING ACTIVITIES (Continued)

During fiscal 2016, the Company recognized the following pre-tax restructuring expense (all cash) of $4,581 related to the 2015 Restructuring Plan:

•	Utility segment recognized $528 (cost of sales)

•	ESS segment recognized $1,040 (SG&A)

•	Coatings segment recognized $602 (SG&A)

•	Irrigation segment recognized $468 (SG&A)

•	Corporate recorded $1,943 (SG&A)

Change in the liabilities recorded for the restructuring plans were as follows:

	Balance at December 30, 2017	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at December 29, 2018
Severance	$—	$19,963	$(13,369)	$6,594
Other cash restructuring expenses	1,216	9,068	(6,822)	3,462
Total	$1,216	$29,031	$(20,191)	$10,056

A significant change in market conditions in any of the Company's segments may affect the Company's assessment of the restructuring activities.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-two weeks ended December 29, 2018 and December 30, 2017, and the fifty-three weeks ended December 31, 2016 were as follows:

	2018	2017	2016
Interest	$43,305	$44,528	$45,683
Income taxes	47,355	63,791	48,203
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for fiscal year 2016.

2016
Cash and cash equivalents	$399,948
Restricted cash included in other current assets	13,652
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	413,600

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(6) INVENTORIES
Inventories consisted of the following at December 29, 2018 and December 30, 2017:

	2018	2017
Raw materials and purchased parts	$190,115	$183,029
Work-in-process	35,566	30,671
Finished goods and manufactured goods	211,504	250,975
Subtotal	437,185	464,675
Less: LIFO reserve	53,619	43,727
	$383,566	$420,948

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consist of the following:

	2018	2017
Land and improvements	$99,797	$93,258
Buildings and improvements	348,836	350,937
Machinery and equipment	549,311	588,439
Transportation equipment	24,380	23,682
Office furniture and equipment	85,239	82,025
Construction in progress	53,302	27,346
	$1,160,865	$1,165,687
The Company leases certain facilities, machinery, computer equipment and transportation equipment under operating leases with unexpired terms ranging from one to twenty years. Rental expense for operating leases amounted to $25,549, $25,612, and $24,756 for fiscal 2018, 2017, and 2016, respectively.
Minimum lease payments under operating leases expiring subsequent to December 29, 2018 are:

Fiscal year ending
2019	$18,757
2020	16,830
2021	13,992
2022	11,932
2023	8,866
Subsequent	76,438
Total minimum lease payments	$146,815

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$219,508	$132,180	13 years
Patents & Proprietary Technology	23,662	4,837	14 years
Other	7,971	6,891	5 years
	$251,141	$143,908

	December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$200,810	$131,062	13 years
Patents & Proprietary Technology	6,693	3,999	11 years
Other	8,532	7,228	5 years
	$216,035	$142,289
Amortization expense for intangible assets was $15,328, $15,911 and $15,935 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2019	$16,170
2020	15,082
2021	13,079
2022	10,976
2023	9,264
The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 29, 2018 and December 30, 2017 were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 29, 2018	December 30, 2017	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,872	9,432	2010
Valmont SM	8,155	9,973	2014
Ingal EPS/Ingal Civil Products	7,233	7,690	2010
Donhad	—	5,801	2010
Shakespeare	4,000	4,000	2014
Walpar	4,300	—	2018
Convert	8,580	—	2018
Other	16,472	16,846
	$68,723	$64,853
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
The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2018. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, the value of the offshore and other complex steel structures (Valmont SM) trade name was deemed to be impaired and the Company recorded a charge of $1,425. No other trade names were determined to be impaired.
Goodwill
The carrying amount of goodwill by segment as of December 29, 2018 and December 30, 2017 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Gross Balance at December 30, 2017	$170,076	$90,248	$76,696	$19,778	$15,814	$372,612
Accumulated impairment losses	(18,670)	—	(16,222)	—	—	(34,892)
Balance at December 30, 2017	151,406	90,248	60,474	19,778	15,814	$337,720
Acquisitions	42,216	34,280	5,120	5,503	—	87,119
Impairment	—	(14,355)	—	—	—	(14,355)
Divestiture of grinding media	—	—	—	—	(15,814)	(15,814)
Foreign currency translation	(7,557)	(910)	(879)	(117)	—	(9,463)
Balance at December 29, 2018	$186,065	$109,263	$64,715	$25,164	$—	$385,207

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS (Continued)

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Other	Total
Gross Balance at December 31, 2016	$157,689	$88,451	$75,791	$19,611	$14,460	$356,002
Accumulated impairment losses	(18,670)	—	(16,222)	—	—	(34,892)
Balance at December 31, 2016	139,019	88,451	59,569	19,611	14,460	321,110
Acquisitions	3,449	—	—	—	—	3,449
Foreign currency translation	8,938	1,797	905	167	1,354	13,161
Balance at December 30, 2017	$151,406	$90,248	$60,474	$19,778	$15,814	$337,720
The Company’s annual impairment test of goodwill was performed during the third quarter of 2018, using the discounted cash flow method. The Company previously highlighted significant, adverse challenges in the wind energy market in Northern Europe that impacts our Offshore and other complex steel structures business. A lack of protective tariffs has led to an extremely competitive environment in that region. Lower near-term financial projections and an approximately 15% decline in the undiscounted terminal value applied in the 2018 test, when compared to the 2017 annual impairment test, is a result of challenging onshore wind and energy transmission structures pricing that is difficult to predict when it will recover. This resulted in an estimated fair value of the Offshore and other complex steel structures reporting unit below the Company’s investment in this business.  As a result, a goodwill impairment was recorded in the third quarter totaling $14,355, which represents all of the goodwill of the offshore and other complex steel reporting unit.
(9) BANK CREDIT ARRANGEMENTS
The Company maintains various lines of credit for short-term borrowings totaling $137,679 at December 29, 2018. As of December 29, 2018 and December 30, 2017, $10,678 and $161 was outstanding and recorded as notes payable in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 1.37% at December 29, 2018. The unused and available borrowings under the lines of credit were $127,001 at December 29, 2018. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with unused lines of credit.
(10) INCOME TAXES
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2018	2017	2016
United States	$127,852	$152,372	$136,682
Foreign	15,589	76,092	83,772
	$143,441	$228,464	$220,454

In fiscal 2017, the Company estimated and recognized approximately $41,935 of tax expense for the 2017 Tax Act. The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the 2017 Tax Act.

The Company's accounting for the following element of the 2017 Tax Act was finalized as of December 30, 2017:

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)
The Company's accounting for the following elements of the 2017 Tax Act were provisional estimates at December 30, 2017, and were finalized as of December 29, 2018 as follows:

Deemed Repatriation transition tax: The Deemed Repatriation transition tax (“Transition Tax”) is a tax on unremitted foreign earnings of certain foreign subsidiaries, which subjected the Company's unremitted foreign earnings of approximately $394,000 to tax at certain specified rates less associated foreign tax credits. The Company recorded a Transition Tax obligation of $9,890 during fiscal 2017 and reduced this expense by $550 in 2018 upon finalization.

Indefinite reinvestment assertion: The Company position remains that unremitted foreign earnings subject to the Transition Tax are not indefinitely reinvested. The Company recorded foreign withholding taxes and U.S. state income taxes of $10,373 and $1,300. This expense was recorded in 2017 with a decrease of only $140 recognized in 2018 as it was finalized. In addition, the Company has taken the position that on non-U.S. subsidiaries, the 2018 unremitted foreign earnings are not indefinitely reinvested and it recorded additional foreign withholding taxes and U.S. state income taxes of $918 and $99, respectively during 2018.

Income tax expense (benefit) consists of:

	2018	2017	2016
Current:
Federal	$21,106	$49,324	$41,539
State	6,585	4,415	5,467
Foreign	17,559	12,880	19,123
	45,250	66,619	66,129
Non-current:	(456)	(229)	(381)
Deferred:
Federal	213	(9,626)	8,504
State	9	(385)	202
Foreign	(1,881)	49,766	(32,391)
	(1,659)	39,755	(23,685)
	$43,135	$106,145	$42,063

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)
The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	1.4	1.7
Carryforwards, credits and changes in valuation allowances	3.2	(1.4)	2.9
Foreign tax rate differences	(1.0)	(4.1)	(4.8)
Changes in unrecognized tax benefits	(0.3)	(0.1)	(0.2)
Domestic production activities deduction	—	(2.1)	(2.0)
Goodwill impairment	2.2	—	—
UK tax rate reduction	—	—	1.0
Reversal of contingent liability	—	—	(2.2)
UK defined benefit pension plan	—	—	(14.6)
Effects of 2017 Tax Act	(0.5)	18.4	—
Other	2.0	(0.6)	2.3
	30.1%	46.5%	19.1%

Fiscal 2018 includes $3,171 of tax expense related to non tax deductible goodwill and $6,756 of tax expense primarily related to restructuring charges for which no tax benefits have been recorded due to the increase in valuation allowance. Fiscal 2017 includes $41,935 of tax expense related to the 2017 Tax Act. Fiscal 2016 includes $32,450 of deferred income tax benefit attributable to the re-measurement of the deferred tax asset related to the Company's U.K. defined benefit pension plan. This item arose from a 2016 international legal reorganization executed to better reflect the Company's operational business strategies. The Company considered many factors in effecting this realignment, including streamlining treasury functions, creating a platform for future growth, and capital allocation considerations. In addition, in fiscal 2016 the Company recorded a $9,888 valuation allowance against a tax credit which is not more likely than not to be realized. The reversal of a $16,591 contingent non-current liability in 2016 was not taxable.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)

	2018	2017
Deferred income tax assets:
Accrued expenses and allowances	$4,354	$13,373
Accrued insurance	644	818
Tax credits and loss carryforwards	56,867	54,521
Defined benefit pension liability	36,328	47,459
Inventory allowances	4,384	3,433
Accrued warranty	3,914	4,602
Deferred compensation	28,706	29,421
Gross deferred income tax assets	135,197	153,627
Valuation allowance	(33,228)	(27,864)
Net deferred income tax assets	101,969	125,763
Deferred income tax liabilities:
Work in progress	1,064	1,805
Property, plant and equipment	25,477	26,826
Intangible assets	44,850	39,613
Future repatriation of foreign earnings	2,746	11,673
Other liabilities	4,545	1,819
Total deferred income tax liabilities	78,682	81,736
Net deferred income tax asset	$23,287	$44,027

Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2018	2017
Other assets	$66,776	$78,933
Deferred income taxes	(43,489)	(34,906)
Net deferred income tax asset	$23,287	$44,027
Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 29, 2018 and December 30, 2017 respectively, there were $56,867 and $54,521 relating to tax credits and loss carryforwards. During 2017, several dormant UK legal entities were placed in liquidation resulting in a reduction of the capital loss carryforward of $60,691. This reduction was fully offset by a reduction in the related valuation allowance.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 29, 2018 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2021.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)
The following summarizes the activity related to our unrecognized tax benefits in 2018 and 2017, in thousands:

	2018	2017
Gross unrecognized tax benefits—beginning of year	$3,196	$3,400
Gross increases—tax positions in prior period	103	5
Gross decreases—tax positions in prior period	(199)	—
Gross increases—current‑period tax positions	280	1,044
Settlements with taxing authorities	(50)	(65)
Lapse of statute of limitations	(731)	(1,188)
Gross unrecognized tax benefits—end of year	$2,599	$3,196
There are approximately $766 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2018, the Company recorded a reduction of its gross unrecognized tax benefit of $731 with $577 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2017, the Company recorded a reduction of its gross unrecognized tax benefit of $1,188, with $772 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $196 and $187 of interest and penalties at December 29, 2018 and December 30, 2017, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.
The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2015 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,536 and $3,059 at December 29, 2018 and December 30, 2017, respectively.

(11) LONG-TERM DEBT
Long-term debt is as follows:

	December 29, 2018	December 30, 2017
5.00% senior unsecured notes due 2044(a)	$450,000	$250,000
5.25% senior unsecured notes due 2054(b)	305,000	250,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(21,468)	(4,312)
6.625% senior unsecured notes due 2020(c)	—	250,200
Unamortized premium on 6.625% senior unsecured notes(c)	—	2,545
Revolving credit agreement (d)	5,719	—
IDR Bonds(e)	8,500	8,500
Other notes	2,918	4,033
Debt issuance costs	(8,068)	(6,112)
Long-term debt	742,601	754,854
Less current installments of long-term debt	779	966
Long-term debt, excluding current installments	$741,822	$753,888

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(11) LONG-TERM DEBT (Continued)

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $13,930 at December 29, 2018. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,538 at December 29, 2018. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

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
At December 29, 2018, the Company had $5,719 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 29, 2018, the Company had the ability to borrow $579,651 under this facility, after consideration of standby letters of credit of $14,630 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $137,679, $127,001 of which was unused at December 29, 2018.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(11) LONG-TERM DEBT (Continued)

(e)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at December 29, 2018 and December 30, 2017 were 3.27% and 2.00% respectively.

The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 29, 2018. The minimum aggregate maturities of long-term debt for each of the five years following 2018 are: $779, $778, $778, $582 and $0.
The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, the 6.625% senior unsecured notes due 2020, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.
(12) STOCK-BASED COMPENSATION
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At December 29, 2018, 1,418,611 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.
Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the fifth anniversary of the grant. Expiration of grants is seven years from the date of grant. The Company recorded $4,064, $5,137 and $5,782 of compensation expense (included in selling, general and administrative expenses) in the 2018, 2017 and 2016 fiscal years, respectively. The associated tax benefits recorded in the 2018, 2017 and 2016 fiscal years was $1,016, $1,952 and $2,197, respectively.
At December 29, 2018, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.44 years, was approximately $5,940.
The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2018, 2017 and 2016 was estimated using the following assumptions:

	2018	2017	2016
Expected volatility	33.39%	33.76%	33.88%
Risk-free interest rate	2.67%	2.12%	1.83%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	1.07%	1.17%	1.13%

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(12) STOCK-BASED COMPENSATION (Continued)
Following is a summary of the stock option activity during 2016, 2017 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 26, 2015	849,609	$117.42
Granted	85,092	151.37
Exercised	(109,893)	101.69
Forfeited	(31,635)	129.36
Outstanding at December 31, 2016	793,173	$122.77	4.78	$16,640
Options vested or expected to vest at December 31, 2016	774,139	$124.18	4.75	16,200
Options exercisable at December 31, 2016	469,844	$123.75	3.96	9,056
The weighted average per share fair value of options granted during 2016 was $40.00.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	793,173	$122.77
Granted	67,965	164.35
Exercised	(284,574)	121.92
Forfeited	(5,942)	104.26
Outstanding at December 30, 2017	570,622	$128.34	4.66	$21,806
Options vested or expected to vest at December 30, 2017	558,114	$128.00	4.63	21,517
Options exercisable at December 30, 2017	351,794	$123.90	3.94	15,005
The weighted average per share fair value of options granted during 2017 was $43.68.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2017	570,622	$128.34
Granted	105,135	112.08
Exercised	(63,717)	106.26
Forfeited	(33,627)	129.52
Outstanding at December 29, 2018	578,413	$127.74	4.35	$909
Options vested or expected to vest at December 29, 2018	565,952	$127.84	4.30	909
Options exercisable at December 29, 2018	405,128	$126.61	3.47	909
The weighted average per share fair value of options granted during 2018 was $30.48.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(12) STOCK-BASED COMPENSATION (Continued)
Following is a summary of the status of stock options outstanding at December 29, 2018:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$104.47 - 114.11	277,757	5.09 years	$107.39	171,607	$104.47
$120.91 - 136.42	114,910	2.25 years	134.02	114,627	134.01
$142.67 - 164.35	185,746	4.55 years	154.31	118,894	151.44
	578,413			405,128
In accordance with shareholder-approved plans, the Human Resource Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. During fiscal 2018, 2017 and 2016, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2018	2017	2016
Shares granted	88,127	62,160	58,961
Weighted‑average per share price on grant date	$114.89	$163.18	$150.48
Recognized compensation expense	$6,328	$5,569	$4,069
At December 29, 2018 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 1.82 years, was approximately $17,754.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(13) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2018:
Net earnings attributable to Valmont Industries, Inc.	$94,351	$—	$94,351
Weighted average shares outstanding (000's)	22,306	140	22,446
Per share amount	$4.23	$0.03	$4.20
2017:
Net earnings attributable to Valmont Industries, Inc.	$116,240	$—	$116,240
Weighted average shares outstanding (000's)	22,520	218	22,738
Per share amount	$5.16	$0.05	$5.11
2016:
Net earnings attributable to Valmont Industries, Inc.	$173,232	$—	$173,232
Weighted average shares outstanding (000's)	22,562	147	22,709
Per share amount	$7.68	$0.05	$7.63
Basic and diluted net earnings and earnings per share in fiscal 2018 was impacted by impairments of goodwill and intangible assets of $14,736 after-tax ($0.66 per share), restructuring expenses and non-recurring asset impairments arising from exiting certain local markets of $37,779 after-tax ($1.68 per share), refinancing of long-term debt expenses of $11,115 after-tax ($0.50 per share), and a loss from the divestiture of the grinding media business of $5,350 after-tax ($0.24 per share).
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
At the end of fiscal years 2018, 2017, and 2016 there were 406,806, 0, and 197,303 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(14) EMPLOYEE RETIREMENT SAVINGS PLAN
Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2018, 2017 and 2016 Company contributions to these plans amounted to approximately $12,300, $11,800 and $10,900 respectively.
The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were approximately $37,516 and $39,091 at December 29, 2018 and December 30, 2017, respectively. Such amounts are included in “Other assets” and “Deferred compensation” on the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $2,352 and $2,672 at December 29, 2018 and December 30, 2017, respectively. All distributions were made in cash.
(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 29, 2018, the carrying amount of the Company’s long-term debt was $742,601 with an estimated fair value of approximately $683,602. At December 30, 2017, the carrying amount of the Company’s long-term debt was $754,854 with an estimated fair value of approximately $799,258.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $37,516 ($39,091 in 2017) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $2,508 ($1,951 in 2017) is recorded at fair value at December 29, 2018. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. These securities are included in Other Assets on the Consolidated Balance Sheets.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$40,024	$40,024	$—	$—
Derivative financial instruments, net	9,147	—	9,147	—

		Fair Value Measurement Using:
	Carrying Value December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$41,042	$41,042	$—	$—
Liabilities:
Derivative financial instruments	(826)	—	(826)	—
(16) DERIVATIVE FINANCIAL INSTRUMENTS
The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. The Company had open foreign currency forward contracts that are marked to market at December 29, 2018, which are insignificant and thus excluded from the tables below. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.
Fair value of derivative instruments at December 29, 2018 and December 30, 2017 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	December 29, 2018	December 30, 2017
Commodity forward contracts	Prepaid expenses and other assets	$(285)	$—
Foreign currency forward contracts	Prepaid expenses and other assets	8,357	—
Foreign currency forward contracts	Accrued expenses	—	(826)
Cross currency swap contracts	Prepaid expenses and other assets	1,075	—
		$9,147	$(826)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Gains (losses) on derivatives recognized in the consolidated statements of earnings for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 are as follows:

Derivatives designated as hedging instruments:	Statements of earnings location	2018	2017	2016
Commodity forward contracts	Product cost of sales	$1,021	$—	$—
Foreign currency forward contracts	Loss from divestiture of grinding media business	(1,215)	—	—
Foreign currency forward contracts	Other income (expense)	782	—	—
Interest rate contracts	Interest expense	(423)	(74)	(74)
Cross currency swap contracts	Interest expense	828	—	—
		$993	$(74)	$(74)
Cash Flow Hedges
In 2018, the Company entered into steel hot rolled coil (HRC) forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. The forward contracts have a notional amount of $8,469 for the purchase of 3,500 short tons for each month from July 2018 to September 2018 and a notional amount of $15,563 for the purchase of 6,500 short tons for each month from October 2018 to December 2018. The gain (loss) realized upon settlement is recorded in product cost of sales in the consolidated statements of earnings over average inventory turns.
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
Net Investment Hedges
The Company previously executed two six-month foreign currency forward contracts which qualified as net investment hedges, in order to mitigate foreign currency risk on the grinding media business that was denominated in both Australian dollars and British pounds. Due to the sale of the grinding media business in the second quarter of 2018, the Company reclassified the net investment hedge loss of $1,621 ($1,215 after tax) from OCI to loss from divestiture of grinding media business in the Statements of Earnings.
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
Effective in the third quarter of 2018, in conjunction with the adoption of recently issued hedging accounting guidance (see Note 1 for further information), the Company elected as an accounting policy to change its method of assessing

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
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
Due to the change in the method used to assess effectiveness from the forward to the spot method in the third quarter of 2018, the Euro and Australian dollar net investment hedges were de-designated. The forward contracts were then re-designated as net investment hedges under the spot method and the initial excluded component value related to the Australian dollar and Euro net investment hedges were $538 and $3,190, respectively, which the Company has elected to amortize in other income (expense) in the consolidated statements of earnings using the straight-line method over the remaining term of the contracts.
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
(17) GUARANTEES
The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.
Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 29, 2018 and December 30, 2017, were as follows:

	2018	2017
Balance, beginning of period	$20,109	$26,538
Payments made	(18,920)	(26,097)
Change in liability for warranties issued during the period	13,566	9,787
Change in liability for pre-existing warranties	2,253	9,881
Balance, end of period	$17,008	$20,109

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

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

(19) DEFINED BENEFIT RETIREMENT PLAN
Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 29, 2018.
Funded Status
The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.349/£ and $1.269/£ to translate the net pension liability into U.S. dollars at December 30, 2017 and December 29, 2018, respectively. The net funded status of $143,904 at December 29, 2018 is recorded as a noncurrent liability.
Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth.
As there are no active employees in the plan, the ABO is equal to the PBO for all years presented. The underfunded ABO represents the difference between the PBO and the fair value of plan assets. On October 26, 2018, the High Court of Justice in the United Kingdom ruled that pension plans which offered guaranteed minimum pension ("GMP") benefits between 1990 and 1997 must ensure the benefit accrued between men and women were equal. The Company estimated the cost of GMP equalization at £9,500, which is being treated as a prior service cost at December 29, 2018.
Changes in the PBO and fair value of plan assets for the pension plan for the period from December 31, 2016 to December 30, 2017 were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 31, 2016	$696,137	$486,667	$(209,470)
Employer contributions	—	40,245
Interest cost	18,152	—
Actual return on plan assets	—	40,842
Benefits paid	(22,172)	(22,172)
Actuarial loss	25,154	—
Currency translation	66,030	48,167
Fair Value at December 31, 2017	$783,301	$593,749	$(189,552)
Changes in the PBO and fair value of plan assets for the pension plan for the period from December 30, 2017 to December 29, 2018 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 30, 2017	$783,301	$593,749	$(189,552)
Employer contributions	—	1,537
Interest cost	17,878	—
Prior service costs - GMP equalization	12,056
Actual return on plan assets	—	(32,120)
Benefits paid	(28,207)	(28,207)
Actuarial gain	(95,480)	—
Currency translation	(42,108)	(31,423)
Fair Value at December 29, 2018	$647,440	$503,536	$(143,904)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 29, 2018 and December 30, 2017 consisted of actuarial gains (losses):

Balance December 31, 2016	$(156,878)
Actuarial loss	(1,789)
Currency translation loss	(9,583)
Balance December 30, 2017	(168,250)
Actuarial gain	44,760
Prior service costs - GMP equalization	(12,056)
Currency translation gain	5,358
Balance December 29, 2018	$(130,188)
The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is approximately $1,650.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)
Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 29, 2018 and December 30, 2017 were as follows:

Percentages	2018	2017
Discount rate	2.90%	2.55%
Salary increase	N/A	N/A
CPI inflation	2.20%	2.20%
RPI inflation	3.30%	3.30%
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
The components of the net periodic pension expense for the fiscal years ended December 29, 2018 and December 30, 2017 were as follows:

	2018	2017
Net Periodic Benefit Cost:
Interest cost	17,878	18,152
Expected return on plan assets	(23,175)	(20,486)
Amortization of actuarial loss	3,046	2,982
Net periodic benefit expense (benefit)	$(2,251)	$648
Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2018 and 2017:

Percentages	2018	2017
Discount rate	2.55%	2.80%
Expected return on plan assets	4.29%	4.22%
CPI Inflation	2.20%	2.25%
RPI Inflation	3.30%	3.35%
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)
Cash Contributions
The Company completed negotiations with Plan trustees in 2016 regarding annual funding for the Plan. The annual contributions into the Plan are $12,690 (/£10,000) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,396 (/£1,100) per annum. The Company deferred its 2016 recovery plan contribution payment of £10,000, placing it into a restricted cash account. The restriction released in March 2017, when the Company contributed £10,000 to the Plan. The Company also made its required £10,000 annual contribution in March 2017 and prepaid the 2018 £10,000 contribution in December 2017 to the Plan.
Benefit Payments
The following table details expected pension benefit payments for the years 2019 through 2028:

2019	$27,790
2020	28,680
2021	29,695
2022	30,585
2023	31,600
Years 2023 - 2028	173,470
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
The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 29, 2018.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)
benefit plan obligation liability. The fair value recorded by the Plan is calculated using net asset value (NAV) for each investment.
Temporary Cash Investments– These investments consist of British pound sterling, reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

Corporate Bonds—Corporate bonds and debentures consist of fixed income securities issued by U.K. corporations. The fair value recorded by the Plan is calculated using NAV for each investment.
Corporate Stock—This investment category consists of common and preferred stock, including mutual funds, issued by U.K. and non-U.K. corporations. The fair value recorded by the Plan is calculated using NAV for each investment, except for one small holding that is actively traded (which is the level 1 investment).
Diversified growth funds - This investment category consists of diversified investment funds, whose holdings include common stock, fixed income funds, properties and commodities of U.K. and non-U.K. securities. The fair value recorded by the Plan is calculated using NAV for each investment.
Secured income asset (SIA) funds - This investment category consists of holdings which will have a high level of expected inflation linkage. Examples of underlying assets classes are rental streams and infrastructure debt. Due to the private nature of these investments, pricing inputs are not readily observable.  Asset valuations are developed by the fund manager.  These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. The fair value recorded by the Plan is calculated using NAV.
At December 31, 2018 and December 31, 2017, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2018	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$61,040	$—	$—	$61,040
Corporate stock	506	—	—	506
Total plan net assets at fair value	$61,546	$—	$—	$61,546
Plan assets at NAV:
Leveraged inflation-linked gilt funds				122,711
Corporate bonds				80,454
Corporate stock				183,750
Secured income asset funds				55,075
Total plan assets at NAV				441,990
Total plan assets				$503,536

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(20) BUSINESS SEGMENTS
The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

Reportable segments are as follows:

ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture of engineered metal and composite poles, towers, and components for global lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;
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
In addition to these four reportable segments, the Company had other businesses and activities that individually are not more than 10% of consolidated sales, operating income or assets. This includes the manufacture of forged steel grinding media for the mining industry and is reported in the "Other" category until its divestiture in 2018.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(20) BUSINESS SEGMENTS (Continued)
Summary by Business

	2018	2017	2016
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Roadway Products	$706,582	$633,178	$612,868
Communication Products	149,817	171,718	162,148
Access Systems	130,481	133,206	131,703
Engineered Support Structures segment	986,880	938,102	906,719
Utility Support Structures segment:
Steel	637,979	658,604	538,284
Concrete	111,875	99,738	90,256
Engineered Solar Tracker Solutions	16,760	—	—
Offshore and Other Complex Steel Structures	92,559	100,773	107,824
Utility Support Structures segment	859,173	859,115	736,364
Coatings segment	353,351	318,891	289,481
Irrigation segment:
North America	386,683	369,832	351,436
International	246,983	282,598	223,768
Irrigation segment	633,666	652,430	575,204
Other	23,080	76,300	83,110
Total	2,856,150	2,844,838	2,590,878
INTERSEGMENT SALES:
Engineered Support Structures	19,522	25,862	15,620
Utility Support Structures	3,967	2,871	747
Coatings	66,612	62,080	45,604
Irrigation	8,905	8,058	7,231
Total	99,006	98,871	69,202
NET SALES:
Engineered Support Structures segment	967,358	912,240	891,099
Utility Support Structures segment	855,206	856,244	735,617
Coatings segment	286,739	256,811	243,877
Irrigation segment	624,761	644,372	567,973
Other	23,080	76,300	83,110
Total	$2,757,144	$2,745,967	$2,521,676

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(20) BUSINESS SEGMENTS (Continued)

	2018	2017	2016
OPERATING INCOME (LOSS):
Engineered Support Structures	$34,776	$62,960	$72,273
Utility Support Structures	64,766	97,853	71,171
Coatings	55,325	50,179	46,596
Irrigation	97,722	101,498	90,945
Other	(913)	2,134	8,730
Adjustment to LIFO inventory valuation method	(9,892)	(5,680)	(2,972)
Corporate	(39,504)	(41,864)	(41,369)
Total	202,280	267,080	245,374
Interest expense, net	(39,569)	(39,908)	(41,304)
Costs associated with refinancing of debt	(14,820)	—	—
Loss from divestiture of grinding media business	(6,084)	—	—
Other	1,634	1,292	16,384
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$143,441	$228,464	$220,454

TOTAL ASSETS:
Engineered Support Structures	$867,735	$846,881	$776,161
Utility Support Structures	700,915	597,231	544,015
Coatings	294,951	288,890	274,666
Irrigation	347,894	369,798	313,982
Other	—	68,934	65,296
Corporate	318,779	430,516	417,611
Total	$2,530,274	$2,602,250	$2,391,731

CAPITAL EXPENDITURES:
Engineered Support Structures	$26,783	$16,433	$13,313
Utility Support Structures	17,442	14,012	7,969
Coatings	10,320	11,080	24,873
Irrigation	7,249	7,055	8,836
Other	7	2,376	1,601
Corporate	10,184	4,310	1,328
Total	$71,985	$55,266	$57,920

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(20) BUSINESS SEGMENTS (Continued)

	2018	2017	2016
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$27,274	$27,637	$27,824
Utility Support Structures	23,618	25,079	24,639
Coatings	15,956	15,115	12,883
Irrigation	11,335	11,173	12,097
Other	775	2,486	2,502
Corporate	3,869	3,467	2,472
Total	$82,827	$84,957	$82,417
Summary by Geographical Area by Location of Valmont Facilities:

	2018	2017	2016
NET SALES:
United States	$1,771,390	$1,702,826	$1,535,321
Australia	325,553	356,959	315,470
Denmark	92,559	100,773	99,719
Other	567,642	585,409	571,166
Total	$2,757,144	$2,745,967	$2,521,676

LONG-LIVED ASSETS:
United States	$624,143	$544,724	$568,085
Australia	168,438	227,483	216,416
Denmark	64,497	90,372	85,654
Other	332,556	267,106	268,360
Total	$1,189,634	$1,129,685	$1,138,515
No single customer accounted for more than 10% of net sales in 2018, 2017, or 2016. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. Australia accounted for approximately 12% of the Company's net sales in 2018; no other foreign country accounted for more than 5% of the Company’s net sales.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,192,134	$522,366	$1,303,323	$(260,679)	$2,757,144
Cost of sales	906,646	399,451	1,055,215	(262,448)	2,098,864
Gross profit	285,488	122,915	248,108	1,769	658,280
Selling, general and administrative expenses	192,343	51,127	212,530	—	456,000
Operating income	93,145	71,788	35,578	1,769	202,280
Other income (expense):
Interest expense	(42,524)	(14,815)	(1,713)	14,815	(44,237)
Interest income	791	82	18,610	(14,815)	4,668
Other	(17,602)	59	(1,727)	—	(19,270)
	(59,335)	(14,674)	15,170	—	(58,839)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	33,810	57,114	50,748	1,769	143,441
Income tax expense (benefit):
Current	6,310	14,948	23,290	246	44,794
Deferred	1,532	1,791	(4,982)	—	(1,659)
	7,842	16,739	18,308	246	43,135
Earnings before equity in earnings of nonconsolidated subsidiaries	25,968	40,375	32,440	1,523	100,306
Equity in earnings of nonconsolidated subsidiaries	68,383	37,304	—	(105,687)	—
Net earnings	94,351	77,679	32,440	(104,164)	100,306
Less: Earnings attributable to noncontrolling interests	—	—	(5,955)	—	(5,955)
Net earnings attributable to Valmont Industries, Inc	$94,351	$77,679	$26,485	$(104,164)	$94,351

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,200,181	$485,448	$1,312,214	$(251,876)	$2,745,967
Cost of sales	898,799	375,383	1,042,199	(252,182)	2,064,199
Gross profit	301,382	110,065	270,015	306	681,768
Selling, general and administrative expenses	192,182	47,955	174,551	—	414,688
Operating income	109,200	62,110	95,464	306	267,080
Other income (expense):
Interest expense	(43,642)	(13,866)	(1,003)	13,866	(44,645)
Interest income	838	42	17,723	(13,866)	4,737
Other	5,681	58	(4,447)	—	1,292
	(37,123)	(13,766)	12,273	—	(38,616)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	72,077	48,344	107,737	306	228,464
Income tax expense (benefit):
Current	29,407	17,928	18,920	135	66,390
Deferred	10,307	—	29,448	—	39,755
	39,714	17,928	48,368	135	106,145
Earnings before equity in earnings of nonconsolidated subsidiaries	32,363	30,416	59,369	171	122,319
Equity in earnings of nonconsolidated subsidiaries	83,877	22,146	—	(106,023)	—
Net earnings	116,240	52,562	59,369	(105,852)	122,319
Less: Earnings attributable to noncontrolling interests	—	—	(6,079)	—	(6,079)
Net earnings attributable to Valmont Industries, Inc	$116,240	$52,562	$53,290	$(105,852)	$116,240

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 31, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,126,985	$390,756	$1,195,812	$(191,877)	$2,521,676
Cost of sales	837,616	285,924	932,609	(190,716)	1,865,433
Gross profit	289,369	104,832	263,203	(1,161)	656,243
Selling, general and administrative expenses	184,493	46,244	180,132	—	410,869
Operating income	104,876	58,588	83,071	(1,161)	245,374
Other income (expense):
Interest expense	(43,703)	(10)	(696)	—	(44,409)
Interest income	273	112	2,720	—	3,105
Other	1,480	77	14,827	—	16,384
	(41,950)	179	16,851	—	(24,920)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	62,926	58,767	99,922	(1,161)	220,454
Income tax expense (benefit):
Current	24,539	20,270	21,262	(323)	65,748
Deferred	6,216	—	(29,901)	—	(23,685)
	30,755	20,270	(8,639)	(323)	42,063
Earnings before equity in earnings of nonconsolidated subsidiaries	32,171	38,497	108,561	(838)	178,391
Equity in earnings of nonconsolidated subsidiaries	141,061	66,128	—	(207,189)	—
Net earnings	173,232	104,625	108,561	(208,027)	178,391
Less: Earnings attributable to noncontrolling interests	—	—	(5,159)	—	(5,159)
Net earnings attributable to Valmont Industries, Inc	$173,232	$104,625	$103,402	$(208,027)	$173,232

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$94,351	$77,679	$32,440	$(104,164)	$100,306
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	(6,509)	(58,927)	—	(65,436)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities	4,814	—	—	—	4,814
Actuarial gain (loss) in defined benefit pension plan liability	—	—	29,885	—	29,885
Equity in other comprehensive income	(28,977)	—	—	28,977	—
Other comprehensive income (loss)	(24,163)	(6,509)	(19,839)	28,977	(21,534)
Comprehensive income (loss)	70,188	71,170	12,601	(75,187)	78,772
Comprehensive income attributable to noncontrolling interests	—	—	(8,584)	—	(8,584)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$70,188	$71,170	$4,017	$(75,187)	$70,188

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$116,240	$52,562	$59,369	$(105,852)	$122,319
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	138,795	(59,516)	—	79,279
Gain (loss) on hedging activities	(1,621)	—	—	—	(1,621)
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(10,871)	—	(10,871)
Equity in other comprehensive income	68,958	—	—	(68,958)	—
Other comprehensive income (loss)	67,337	138,795	(70,387)	(68,958)	66,787
Comprehensive income (loss)	183,577	191,357	(11,018)	(174,810)	189,106
Comprehensive income attributable to noncontrolling interests	—	—	(5,529)	—	(5,529)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$183,577	$191,357	$(16,547)	$(174,810)	$183,577

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 31, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$173,232	$104,625	$108,561	$(208,027)	$178,391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	49	(58,364)	—	(58,315)
Gain (loss) on hedging activities	4,300	—	—	—	4,300
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(24,141)	—	(24,141)
Equity in other comprehensive income	(83,252)	—	—	83,252	—
Other comprehensive income (loss)	(78,952)	49	(82,505)	83,252	(78,156)
Comprehensive income	94,280	104,674	26,056	(124,775)	100,235
Comprehensive income attributable to noncontrolling interests	—	—	(6,144)	—	(6,144)
Comprehensive income attributable to Valmont Industries, Inc.	$94,280	$104,674	$19,912	$(124,775)	$94,091

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$104,256	$5,518	$203,436	$—	$313,210
Receivables, net	134,943	75,204	273,816	—	483,963
Inventories	138,158	37,019	210,791	(2,402)	383,566
Contra asset - costs and profits in excess of billings	50,271	35,200	27,054	—	112,525
Prepaid expenses, restricted cash, and other assets	21,858	746	20,196	—	42,800
Refundable income taxes	4,576	—	—	—	4,576
Total current assets	454,062	153,687	735,293	(2,402)	1,340,640
Property, plant and equipment, at cost	579,046	172,050	409,769	—	1,160,865
Less accumulated depreciation and amortization	390,438	93,374	163,061	—	646,873
Net property, plant and equipment	188,608	78,676	246,708	—	513,992
Goodwill	20,108	110,562	254,537	—	385,207
Other intangible assets	76	27,452	148,428	—	175,956
Investment in subsidiaries and intercompany accounts	1,286,545	1,161,612	932,982	(3,381,139)	—
Other assets	47,674	—	66,805	—	114,479
Total assets	$1,997,073	$1,531,989	$2,384,753	$(3,383,541)	$2,530,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$779	$—	$779
Notes payable to banks	—	—	10,678	—	10,678
Accounts payable	68,304	21,081	128,730	—	218,115
Accrued employee compensation and benefits	41,418	7,186	30,687	—	79,291
Accrued expenses	25,936	10,132	55,874	—	91,942
Dividends payable	8,230	—	—	—	8,230
Total current liabilities	143,888	38,399	226,748	—	409,035
Deferred income taxes	14,376	—	29,113	—	43,489
Long-term debt, excluding current installments	733,964	166,729	7,858	(166,729)	741,822
Defined benefit pension liability	—	—	143,904	—	143,904
Deferred compensation	41,496	—	4,611	—	46,107
Other noncurrent liabilities	3,587	620	6,187	—	10,394
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,027,596	624,394	467,699	(1,092,093)	2,027,596
Accumulated other comprehensive income (loss)	(303,185)	80,991	(333,346)	252,355	(303,185)
Treasury stock	(692,549)	—	—	—	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,059,762	1,326,241	1,890,571	(3,216,812)	1,059,762
Noncontrolling interest in consolidated subsidiaries	—	—	75,761	—	75,761
Total shareholders’ equity	1,059,762	1,326,241	1,966,332	(3,216,812)	1,135,523
Total liabilities and shareholders’ equity	$1,997,073	$1,531,989	$2,384,753	$(3,383,541)	$2,530,274

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$83,329	$5,304	$404,172	$—	$492,805
Receivables, net	149,221	82,995	271,461	—	503,677
Inventories	160,444	46,801	217,551	(3,848)	420,948
Contra asset - costs and profits in excess of billings	—	—	16,165	—	16,165
Prepaid expenses, restricted cash, and other assets	8,607	970	17,901	—	27,478
Refundable income taxes	11,492	—	—	—	11,492
Total current assets	413,093	136,070	927,250	(3,848)	1,472,565
Property, plant and equipment, at cost	557,371	160,767	447,549	—	1,165,687
Less accumulated depreciation and amortization	368,668	84,508	193,583	—	646,759
Net property, plant and equipment	188,703	76,259	253,966	—	518,928
Goodwill	20,108	110,562	207,050	—	337,720
Other intangible assets	130	30,955	107,514	—	138,599
Investment in subsidiaries and intercompany accounts	1,416,446	1,181,537	927,179	(3,525,162)	—
Other assets	50,773	—	83,665	—	134,438
Total assets	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$966	$—	$966
Notes payable to banks	—	—	161	—	161
Accounts payable	69,915	18,039	139,952	—	227,906
Accrued employee compensation and benefits	44,086	8,749	31,591	—	84,426
Accrued expenses	28,198	9,621	43,210	—	81,029
Dividends payable	8,510	—	—	—	8,510
Total current liabilities	150,709	36,409	215,880	—	402,998
Deferred income taxes	20,885	—	14,021	—	34,906
Long-term debt, excluding current installments	750,821	185,078	9,836	(191,847)	753,888
Defined benefit pension liability	—	—	189,552	—	189,552
Deferred compensation	42,928	—	5,598	—	48,526
Other noncurrent liabilities	11,074	6	9,505	—	20,585
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	159,414	1,107,536	(1,266,950)	—
Retained earnings	1,954,344	622,044	619,622	(1,241,666)	1,954,344
Accumulated other comprehensive income (loss)	(279,022)	74,482	(352,567)	278,085	(279,022)
Treasury stock	(590,386)	—	—	—	(590,386)
Total Valmont Industries, Inc. shareholders’ equity	1,112,836	1,313,890	2,023,273	(3,337,163)	1,112,836
Noncontrolling interest in consolidated subsidiaries	—	—	38,959	—	38,959
Total shareholders’ equity	1,112,836	1,313,890	2,062,232	(3,337,163)	1,151,795
Total liabilities and shareholders’ equity	$2,089,253	$1,535,383	$2,506,624	$(3,529,010)	$2,602,250

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$94,351	$77,679	$32,440	$(104,164)	$100,306
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	26,155	13,959	42,713	—	82,827
Noncash loss on trading securities	—	—	(62)	—	(62)
Contribution to defined benefit pension plan	—	—	(1,537)	—	(1,537)
Impairment of property, plant and equipment	—	—	5,000	—	5,000
Impairment of goodwill & intangible assets	—	—	15,780	—	15,780
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	10,392	—	—	—	10,392
Defined benefit pension plan (benefit)	—	—	(2,251)	—	(2,251)
(Gain) loss on sale of property, plant and equipment	57	(37)	(245)	—	(225)
Equity in earnings in nonconsolidated subsidiaries	(68,383)	(37,304)	—	105,687	—
Deferred income taxes	1,532	1,791	(4,982)	—	(1,659)
Changes in assets and liabilities (net of acquisitions):
Net working capital	(17,681)	(13,962)	(13,208)	(1,769)	(46,620)
Other noncurrent liabilities	(7,345)	615	(4,158)	—	(10,888)
Income taxes payable (refundable)	(6,176)	(1,303)	3,340	—	(4,139)
Net cash flows from operating activities	35,420	41,438	76,396	(246)	153,008
Cash flows from investing activities:
Purchase of property, plant and equipment	(25,255)	(13,115)	(33,615)	—	(71,985)
Proceeds from sale of assets	44	268	62,791	—	63,103
Acquisitions, net of cash acquired	(57,805)	—	(85,215)	—	(143,020)
Proceeds from settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	69,714	(42,667)	(29,215)	246	(1,922)
Net cash flows from investing activities	(14,923)	(55,514)	(85,254)	246	(155,445)
Cash flows from financing activities:
Borrowings under short-term agreements	—	—	10,543	—	10,543
Proceeds from long-term borrowings	245,936	—	5,719	—	251,655
Principal payments on long-term borrowings	(261,219)	—	(972)	—	(262,191)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(33,726)	—	—	—	(33,726)
Dividends to noncontrolling interest	—	—	(7,055)	—	(7,055)
Intercompany dividends	168,757	11,296	(180,053)	—	—
Intercompany capital contribution	(3,492)	3,492	—	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Proceeds from exercises under stock plans	7,357	—	—	—	7,357
Purchase of treasury shares	(114,805)	—	—	—	(114,805)
Purchase of common treasury shares - stock plan exercises	(3,589)	—	—	—	(3,589)
Net cash flows from financing activities	430	14,788	(177,328)	—	(162,110)
Effect of exchange rate changes on cash and cash equivalents	—	(498)	(14,550)	—	(15,048)
Net change in cash and cash equivalents	20,927	214	(200,736)	—	(179,595)
Cash, cash equivalents, and restricted cash—beginning of year	83,329	5,304	404,172	—	492,805
Cash, cash equivalents, and restricted cash—end of period	$104,256	$5,518	$203,436	$—	$313,210

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$116,240	$52,562	$59,369	$(105,852)	$122,319
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	26,237	15,003	43,717	—	84,957
Noncash loss on trading securities	—	—	237	—	237
Stock-based compensation	10,706	—	—	—	10,706
Defined benefit pension plan expense (benefit)	—	—	648	—	648
Contribution to defined benefit pension plan	—	—	(40,245)	—	(40,245)
(Gain) loss on sale of property, plant and equipment	(664)	8	(3,268)	—	(3,924)
Equity in earnings in nonconsolidated subsidiaries	(83,877)	(22,146)	—	106,023	—
Deferred income taxes	10,307	—	29,448	—	39,755
Changes in assets and liabilities (net of acquisitions):
Net working capital	(23,943)	(25,717)	(25,219)	(306)	(75,185)
Other noncurrent liabilities	(140)	—	(7,088)	—	(7,228)
Income taxes payable (refundable)	(11,837)	728	12,217	—	1,108
Net cash flows from operating activities	43,029	20,438	69,816	(135)	133,148
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,460)	(9,454)	(25,352)	—	(55,266)
Proceeds from sale of assets	748	3	7,434	—	8,185
Acquisitions, net of cash acquired	—	—	(5,362)	—	(5,362)
Proceeds from settlement of net investment hedge	5,123	—	—	—	5,123
Other, net	684	(22,777)	19,663	135	(2,295)
Net cash flows from investing activities	(13,905)	(32,228)	(3,617)	135	(49,615)
Cash flows from financing activities:
Payments under short-term agreements	—	—	(585)	—	(585)
Principal payments on long-term borrowings	—	—	(887)	—	(887)
Dividends paid	(33,862)	—	—	—	(33,862)
Dividends to noncontrolling interest	—	—	(5,674)	—	(5,674)
Intercompany dividends	22,662	—	(22,662)	—	—
Intercompany capital contribution	(10,818)	10,818	—	—	—
Proceeds from exercises under stock plans	35,159	—	—	—	35,159
Purchase of common treasury shares - stock plan exercises	(26,161)	—	—	—	(26,161)
Net cash flows from financing activities	(13,020)	10,818	(29,808)	—	(32,010)
Effect of exchange rate changes on cash and cash equivalents	—	205	27,477	—	27,682
Net change in cash and cash equivalents	16,104	(767)	63,868	—	79,205
Cash, cash equivalents, and restricted cash—beginning of year	67,225	6,071	340,304	—	413,600
Cash, cash equivalents, and restricted cash—end of period	$83,329	$5,304	$404,172	$—	$492,805

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(21) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 31, 2016

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$173,232	$104,625	$108,561	$(208,027)	$178,391
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	27,096	13,316	42,005	—	82,417
Noncash loss on trading securities	—	—	586	—	586
Impairment of property, plant and equipment	—	—	1,099	—	1,099
Stock-based compensation	9,931	—	—	—	9,931
Change in fair value of contingent consideration	—	—	(3,242)	—	(3,242)
Defined benefit pension plan expense (benefit)	—	—	1,870	—	1,870
Contribution to defined benefit pension plan	—	—	(1,488)	—	(1,488)
(Gain) loss on sale of property, plant and equipment	165	103	363	—	631
Equity in earnings in nonconsolidated subsidiaries	(141,061)	(66,128)	—	207,189	—
Deferred income taxes	6,216	—	(29,901)	—	(23,685)
Changes in assets and liabilities (net of acquisitions):
Net working capital	(12,335)	(5,939)	19,310	1,160	2,196
Other noncurrent liabilities	(2,333)	5	(21,552)	—	(23,880)
Income taxes payable (refundable)	32,873	(16,567)	(8,312)	—	7,994
Net cash flows from operating activities	93,784	29,415	109,299	322	232,820
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,031)	(22,320)	(26,569)	—	(57,920)
Proceeds from sale of assets	44	102	4,980	—	5,126
Other, net	(633)	(5,085)	5,785	(322)	(255)
Net cash flows from investing activities	(9,620)	(27,303)	(15,804)	(322)	(53,049)
Cash flows from financing activities:
Payments under short-term agreements	—	—	(200)	—	(200)
Principal payments on long-term borrowings	(215)	—	(1,791)	—	(2,006)
Dividends paid	(34,053)	—	—	—	(34,053)
Purchase of noncontrolling interest	—	—	(11,009)	—	(11,009)
Dividends to noncontrolling interest	—	—	(2,938)	—	(2,938)
Proceeds from exercises under stock plans	11,153	—	—	—	11,153
Purchase of treasury shares	(53,800)	—	—	—	(53,800)
Purchase of common treasury shares - stock plan exercises	(2,305)	—	—	—	(2,305)
Net cash flows from financing activities	(79,220)	—	(15,938)	—	(95,158)
Effect of exchange rate changes on cash and cash equivalents	—	(49)	(20,038)	—	(20,087)
Net change in cash and cash equivalents	4,944	2,063	57,519	—	64,526
Cash, cash equivalents, and restricted cash—beginning of year	62,281	4,008	282,785	—	349,074
Cash, cash equivalents, and restricted cash—end of period	$67,225	$6,071	$340,304	$—	$413,600

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 29, 2018
(Dollars in thousands, except per share amounts)

(22) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
		Gross		Per Share		Stock Price		Dividends
	Net Sales	Profit	Amount	Basic	Diluted	High	Low	Declared
2018
First	$698,684	$169,240	$39,281	$1.74	$1.72	$171.55	$140.10	$0.375
Second	682,405	174,999	32,960	1.47	1.46	154.60	137.90	0.375
Third (1)	678,692	164,340	4,448	0.20	0.20	157.15	135.00	0.375
Fourth (2)	697,363	149,701	17,662	0.80	0.80	141.38	103.01	0.375
Year	$2,757,144	$658,280	$94,351	$4.23	$4.20	$171.55	$103.01	$1.50
2017
First	$637,473	$164,605	$38,979	$1.73	$1.72	$165.20	$135.95	$0.375
Second	712,737	183,280	45,664	2.03	2.01	157.60	144.65	0.375
Third	680,779	163,594	35,208	1.56	1.55	160.35	140.90	0.375
Fourth (3)	714,978	170,289	(3,611)	(0.16)	(0.16)	176.35	153.65	0.375
Year	$2,745,967	$681,768	$116,240	$5.16	$5.11	$176.35	$135.95	$1.50
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
_______________________________

(1)
The third quarter of 2018 included an impairment of goodwill and intangible assets totaling $14,736 after tax ($0.66 per share) and refinancing of long-term debt expenses of $11,115 after-tax ($0.50 per share).

(2)	In the fourth quarter of 2018, the Company recognized restructuring activities expenses and non-recurring asset impairment charges from exiting certain markets of $20,625 after-tax ($0.92 per share).

(3)
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018. The Company acquired Convert Italia SpA and Walpar, LLC on August 3, 2018, and they represented approximately 8% of its total assets as of December 29, 2018, 1% of its net sales, and 1% of its operating income for fiscal 2018. As these acquisitions occurred during the last 12 months, the scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include Convert Italia SpA or Walpar, LLC. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
The effectiveness of the Company’s internal control over financial reporting as of December 29, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Walpar, LLC and Convert Italia SpA, which were both acquired on August 3, 2018 and whose financial statements constitute 8% of total assets, respectively, 1% of revenues, and 1% of operating income of the consolidated financial statement amounts as of and for the year ended December 29, 2018. Accordingly, our audit did not include the internal control over financial reporting at Walpar, LLC and Convert Italia SpA.
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

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 27, 2019

ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 29, 2018. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, "Pay Ratio Information", “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2018”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised in Fiscal 2018”, “Nonqualified Deferred Compensation”, “Director Compensation”, “Potential Payments Upon Termination or Change-in-Control” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
(c)     Additional Financial Statement Schedules

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Currency Translation Adjustment	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 29, 2018
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$9,813	994	(365)	(2,165)	$8,277
Allowance for deferred income tax asset valuation	27,864	10,769	(384)	(5,021)	33,228
Fifty-two weeks ended December 30, 2017
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$18,991	2,060	510	(11,748)	$9,813
Allowance for deferred income tax asset valuation	81,923	7,728	5,762	(67,549)	27,864
Fifty-three weeks ended December 31, 2016
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$21,008	1,273	(734)	(2,556)	$18,991
Allowance for deferred income tax asset valuation	90,837	9,888	(18,129)	(673)	81,923
______________________________________________

*	The deductions from reserves are net of recoveries.

INDEX TO EXHIBITS

Exhibit 3.1	—
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

Exhibit 4.5	—
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
The Company's 2018 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated March 12, 2018 and is incorporated herein by reference.

Exhibit 10.5	—
Form of Stock Option Agreement. This document was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 31, 2018 and is incorporated herein by this reference.

Exhibit 10.6	—
Form of Restricted Stock Unit Agreement (Domestic). This document was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 31, 2018 and is incorporated herein by reference.

Exhibit 10.7	—
Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 31, 2018 and is incorporated herein by reference.

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
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2019.

Valmont Industries, Inc.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Stephen G. Kaniewski	Director, President and Chief Executive Officer (Principal Executive Officer)	2/27/2019
Stephen G. Kaniewski

/s/ MARK C. JAKSICH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/27/2019
Mark C. Jaksich

/s/ TIMOTHY P. FRANCIS	Senior Vice President and Controller (Principal Accounting Officer)	2/27/2019
Timothy P. Francis

Mogens C. Bay*	Daniel P. Neary*
K.R. den Daas*	Catherine J. Paglia*
Theo W. Freye*	Clark T. Randt*
James B. Milliken*	Walter Scott, Jr.*
Donna M. Milrod*

______________________________________________

*
Stephen G. Kaniewski, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 27th day of February, 2019. A Power of Attorney authorizing Stephen G. Kaniewski to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski Attorney-in-Fact