Form 10-Q
period 2019-03-30
VALMONT INDUSTRIES INC
filed 2019-05-02
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
21,856,613
Outstanding shares of common stock as of April 26, 2019

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Product sales	$614,964	$620,486
Services sales	77,175	78,198
Net sales	692,139	698,684
Product cost of sales	474,395	476,264
Services cost of sales	52,615	53,180
Total cost of sales	527,010	529,444
Gross profit	165,129	169,240
Selling, general and administrative expenses	110,025	105,280
Operating income	55,104	63,960
Other income (expenses):
Interest expense	(9,878)	(11,074)
Interest income	810	1,267
Gain (loss) on investments (unrealized)	2,832	(172)
Other	1,014	(969)
	(5,222)	(10,948)
Earnings before income taxes	49,882	53,012
Income tax expense (benefit):
Current	2,765	7,713
Deferred	9,662	4,819
	12,427	12,532
Net earnings	37,455	40,480
Less: Earnings attributable to noncontrolling interests	(974)	(1,199)
Net earnings attributable to Valmont Industries, Inc.	$36,481	$39,281
Earnings per share:
Basic	$1.67	$1.74
Diluted	$1.66	$1.72
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Net earnings	$37,455	$40,480
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain	2,266	6,804
Gain (loss) on hedging activities:
Net investment hedges	69	(789)
Amortization cost included in interest expense	(16)	19
Commodity hedges	—	(93)
Cross currency swaps	2,261	—
Other comprehensive income	4,580	5,941
Comprehensive income	42,035	46,421
Comprehensive income attributable to noncontrolling interests	(1,109)	(4,747)
Comprehensive income attributable to Valmont Industries, Inc.	$40,926	$41,674

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$211,237	$313,210
Receivables, net	512,852	483,963
Inventories	395,799	383,566
Contract asset - costs and profits in excess of billings	119,886	112,525
Prepaid expenses and other assets	54,379	42,800
Refundable income taxes	4,747	4,576
Total current assets	1,298,900	1,340,640
Property, plant and equipment, at cost	1,196,633	1,160,865
Less accumulated depreciation and amortization	669,304	646,873
Net property, plant and equipment	527,329	513,992
Goodwill	416,996	385,207
Other intangible assets, net	192,897	175,956
Other assets	209,865	114,479
Total assets	$2,645,987	$2,530,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$764	$779
Notes payable to banks	19,816	10,678
Accounts payable	219,460	218,115
Accrued employee compensation and benefits	63,425	79,291
Accrued expenses	129,161	91,942
Dividends payable	8,213	8,230
Total current liabilities	440,839	409,035
Deferred income taxes	46,440	43,489
Long-term debt, excluding current installments	741,629	741,822
Defined benefit pension liability	133,761	143,904
Operating lease liabilities	88,492	—
Deferred compensation	49,615	46,107
Other noncurrent liabilities	13,996	10,394
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,049,438	2,027,596
Accumulated other comprehensive loss	(298,740)	(303,185)
Treasury stock	(700,333)	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,078,265	1,059,762
Noncontrolling interest in consolidated subsidiaries	52,950	75,761
Total shareholders’ equity	1,131,215	1,135,523
Total liabilities and shareholders’ equity	$2,645,987	$2,530,274
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net earnings	$37,455	$40,480
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,253	21,178
Noncash loss on trading securities	87	71
Impairment of property, plant and equipment	—	1,145
Stock-based compensation	3,670	2,775
Defined benefit pension plan benefit	(132)	(594)
Contribution to defined benefit pension plan	(13,943)	(731)
Gain on sale of property, plant and equipment	(227)	(280)
Deferred income taxes	9,662	4,819
Changes in assets and liabilities:
Receivables	(25,424)	29,794
Inventories	(7,616)	(1,201)
Prepaid expenses and other assets	(7,310)	(4,489)
Contract asset - costs and profits in excess of billings	(7,361)	(27,536)
Accounts payable	(704)	(29,449)
Accrued expenses	4,585	(6,407)
Other noncurrent liabilities	(234)	440
Income taxes refundable	(4,848)	3,033
Net cash flows from operating activities	7,913	33,048
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,109)	(16,248)
Proceeds from sale of assets	422	714
Acquisitions, net of cash acquired	(57,106)	(4,800)
Settlement of net investment hedges	—	(863)
Other, net	(1,667)	(1,782)
Net cash flows from investing activities	(79,460)	(22,979)
Cash flows from financing activities:
Proceeds from short-term agreements	9,327	219
Proceeds from long-term borrowings	10,000	—
Principal payments on long-term borrowings	(10,194)	(249)
Dividends paid	(8,213)	(8,510)
Dividends to noncontrolling interest	(838)	(1,281)
Purchase of noncontrolling interest	(23,082)	(5,510)
Purchase of treasury shares	(9,421)	(14,790)
Proceeds from exercises under stock plans	1,174	2,972
Purchase of common treasury shares—stock plan exercises	(747)	(1,504)
Net cash flows from financing activities	(31,994)	(28,653)
Effect of exchange rate changes on cash and cash equivalents	1,568	5,442
Net change in cash and cash equivalents	(101,973)	(13,142)
Cash, cash equivalents, and restricted cash—beginning of year	313,210	492,805
Cash, cash equivalents, and restricted cash—end of period	$211,237	$479,663
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 29, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	39,281	—	—	1,199	40,480
Other comprehensive income (loss)	—	—	—	2,393	—	3,548	5,941
Cash dividends declared ($0.375 per share)	—	—	(8,493)	—	—	—	(8,493)
Dividends to noncontrolling interests	—	—	—	—	—	(1,281)	(1,281)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Addition of noncontrolling interest	—	—	—	—	—	3,200	3,200
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Purchase of treasury shares; 101,387 shares acquired	—	—	—	—	(14,790)	—	(14,790)
Stock plan exercises; 9,548 shares acquired	—	—	—	—	(1,504)	—	(1,504)
Stock options exercised; 27,904 shares issued	—	(2,545)	1,571	—	3,946	—	2,972
Tax benefit from stock option exercises	—		—	—	—	—	—
Stock option expense	—	1,090	—	—	—	—	1,090
Stock awards; 1,840 shares issued	—	1,455	—	—	230	—	1,685
Balance at March 31, 2018	$27,900	$—	$1,996,474	$(276,629)	$(602,504)	$40,115	$1,185,356
Balance at December 29, 2018	$27,900	$—	$2,027,596	$(303,185)	$(692,549)	$75,761	$1,135,523
Net earnings	—	—	36,481	—	—	974	37,455
Other comprehensive income (loss)	—	—	—	4,445	—	135	4,580
Cash dividends declared ($0.375 per share)	—	—	(8,213)	—	—	—	(8,213)
Dividends to noncontrolling interests	—	—	—	—	—	(838)	(838)
Purchase of noncontrolling interest	—	—	—	—	—	(23,082)	(23,082)
Impact of ASC 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 70,406 shares acquired	—	—	—	—	(9,421)	—	(9,421)
Stock plan exercises; 5,451 shares acquired	—	—	—	—	(747)	—	(747)
Stock options exercised; 12,995 shares issued	—	(2,667)	2,460	—	1,381	—	1,174
Stock option expense	—	728	—	—	—	—	728
Stock awards; 7,635 shares issued	—	1,939	—	—	1,003	—	2,942
Balance at March 30, 2019	$27,900	$—	$2,049,438	$(298,740)	$(700,333)	$52,950	$1,131,215

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 30, 2019, the Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen weeks ended March 30, 2019 and March 31, 2018, and the Condensed Consolidated Statements of Cash Flows and Shareholders' Equity for the thirteen week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 30, 2019 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2018 with the exception of the lease accounting policy which changed from adopting ASU 2016-02 and is discussed in footnote 9. The results of operations for the period ended March 30, 2019 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of March 30, 2019 and December 29, 2018. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $53,118 and $53,619 at March 30, 2019 and December 29, 2018, respectively.
Inventories consisted of the following:

	March 30, 2019	December 29, 2018
Raw materials and purchased parts	$194,396	$190,115
Work-in-process	31,091	35,566
Finished goods and manufactured goods	223,430	211,504
Subtotal	448,917	437,185
Less: LIFO reserve	53,118	53,619
	$395,799	$383,566

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes for the thirteen weeks ended March 30, 2019 and March 31, 2018, were as follows:

	Thirteen Weeks Ended
	2019	2018
United States	$42,251	$41,765
Foreign	7,631	11,247
	$49,882	$53,012
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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 30, 2019 and March 31, 2018 were as follows:

	Thirteen Weeks Ended
Net periodic (benefit) expense:	2019	2018
Interest cost	$4,345	$4,716
Expected return on plan assets	(5,135)	(6,114)
Amortization of actuarial loss	658	804
Net periodic expense (benefit)	$(132)	$(594)
Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At March 30, 2019, 1,410,405 shares of common stock remained available for issuance under the plans.
Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three to six years or on the grant's fifth anniversary. Expiration of grants is from seven years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant.
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively, were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Thirteen Weeks Ended
	2019	2018
Compensation expense	$3,670	$2,775
Income tax benefits	918	694
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $40,796 ($37,516 at December 29, 2018) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.     The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $2,410 and $2,508 as of March 30, 2019 and December 29, 2018, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurement Using:
	Carrying Value March 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$43,206	$43,206	$—	$—
Derivative financial instruments, net	13,743	—	13,743	—

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$40,024	$40,024	$—	$—
Derivative financial instruments, net	9,147	—	9,147	—
Long-Lived Assets
The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 5 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments.

Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 30, 2019 and December 29, 2018:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(230,261)	$11,171	$(84,095)	$(303,185)
Current-period comprehensive income (loss)	2,131	2,314	—	4,445
Balance at March 30, 2019	$(228,130)	$13,485	$(84,095)	$(298,740)

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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen weeks ended March 30, 2019 and March 31, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 31, 2018	Thirteen weeks ended March 31, 2018
Utility Support Structures	$30,292	$212,966	$—	$209,859
Engineered Support Structures	218,980	8,989	207,194	8,722
Coatings	70,231	—	68,458	—
Irrigation	147,858	2,823	183,234	2,818
Other	—	—	18,399	—
Total	$467,361	$224,778	$477,285	$221,399
Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At March 30, 2019 and December 29, 2018, the contract liability for revenue recognized over time was $6,420 and $4,906, respectively. The contract liability is included in Accrued Expenses on the condensed consolidated balance sheets. During the thirteen weeks ended March 30, 2019 and March 31, 2018, the Company recognized $1,030 and $2,824 of revenue that was included in the liability as of December 29, 2018 and December 30, 2017, respectively. The revenue recognized was due to applying advance payments received for projects completed during the period.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The Company implemented a lease management tool to support the new reporting requirements and adopted the ASU on the first day of fiscal 2019. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The Company elected to not recast its comparative periods in transition

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(the "Comparatives Under 840 Option") as allowed under ASU 2018-11. The new standard did not have an impact in the condensed consolidated statements of earnings; footnote 9 provides the impact on the condensed consolidated balance sheet including the transition adoption adjustment recorded to retained earnings.

2) ACQUISITIONS
On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services for $26,000 in cash. The agreed upon purchase price was $28,000, with $2,000 being held back for seller representations and warranties that will be settled within 12 months of the acquisition date. The acquisition of United, located in Houston, Texas further expands the Company's galvanizing footprint in North America and will be reported in the Coatings segment. The preliminary fair values assigned were $15,720 for goodwill, $3,092 for customer relationships, trade name of $894, $7,216 for property, plant, and equipment, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The trade name has an indefinite life. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019, once the hold back payment is settled and management reviews are complete.
On December 31, 2018, the Company acquired the assets of Larson Camouflage ("Larson"), an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market for $31,106 in cash. The agreed upon purchase price was $34,562, with 10% being held back for seller representations and warranties and will be settled within 12 months of the acquisition date. Larson was acquired to grow our product offerings in the wireless communication market and will be reported in the ESS segment. The preliminary fair values assigned were $17,050 for customer relationships, $14,494 for goodwill, $1,151 for property, plant, and equipment and the remainder is net working capital. Goodwill is deductible for tax purposes and the customer relationships will be amortized over 12 years. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019, once the hold back payment is settled and management reviews are complete.
On October 18, 2018, the Company acquired CSP Coatings Systems of Auckland, New Zealand, a provider of a wide range of coatings services for $17,711 in cash. The acquisition further strengthens the Company's Asia-Pacific market position and is reported in the Coatings segment. The preliminary fair values assigned were $7,373 to property, plant, and equipment, $3,113 for customer relationships, $5,120 for goodwill, with the remainder net working capital. Goodwill is not deductible for tax purposes and the customer relationships will be amortized over 10 years. The Company expects the purchase price allocation to be finalized in the second quarter of 2019.
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the ESS segment. The transaction was funded with cash on hand. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Customer relationships will be amortized over 14 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes.
In January 2019, the 28% non-controlling interest shares of Walpar, LLC were acquired for $23,082. The Company expects the purchase price allocation to be finalized in the second quarter of 2019.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

2) ACQUISITIONS (Continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

At August 3, 2018
Current assets	$13,210
Customer relationships	32,000
Trade name	4,300
Goodwill	42,216
Total fair value of assets acquired	$91,726
Current liabilities	2,185
Deferred taxes	8,654
Total fair value of liabilities assumed	$10,839
Non-controlling interest	23,082
Net assets acquired	$57,805
On August 3, 2018, the Company acquired 75% of the outstanding shares of Convert Italia SpA ("Convert") for $43,504 in cash. Additional purchase price will be paid contingent on Convert realizing specific EBITDA and revenue targets in calendar years 2018 and 2020. The Company recorded $11,608 in estimated contingent consideration liability. Convert is a designer and provider of engineered solar tracker solutions that is headquartered in Italy, with offices in Brazil and Argentina. The Company acquired Convert to grow market adjacencies in the Utility Support Structures segment.
The preliminary fair value measurements disclosed below are subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Patents and proprietary technology will be amortized over 15 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The Company expects the fair value measurement process and purchase price allocation will be finalized in the third quarter of 2019. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Convert as of the date of acquisition:

At August 3, 2018
Current assets	$18,349
Other assets	3,166
Patent and Proprietary Technology	16,554
Trade name	8,701
Goodwill	34,280
Total fair value of assets acquired	$81,050
Current liabilities	5,376
Contingent consideration liability	11,608
Deferred taxes	6,061
Total fair value of liabilities assumed	$23,045
Non-controlling interest	14,501
Net assets acquired	$43,504

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

2) ACQUISITIONS (Continued)
On August 1, 2018, the Company acquired the operational assets of Derit Infrastructure Pvt. Ltd. ("Derit") for $14,700 in cash, net of assumed liabilities. The Company acquired the net assets at fair value with no value assigned to intangible assets in the preliminary purchase price allocation. Derit has a manufacturing facility in India with production capabilities for steel lattice structures for power transmission, wireless communication, and a provider of zinc galvanizing services. Derit was acquired to provide the Company with lattice structure manufacturing capabilities and to further expand the geographic footprint of the galvanizing business. The majority of the business will be reported in the Utility Support Structures segment, while the galvanizing business will be reported in the Coatings segment. The purchase price allocation was finalized in the fourth quarter of 2018. Proforma disclosures for Derit were omitted as this business does not have a significant impact on the Company's financial results.
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
The Company's condensed consolidated statements of earnings for the thirteen weeks ended March 30, 2019 and March 31, 2018 included net sales of $41,557 and $932 and net earnings of $647 and $86 resulting from the United, Larson, CSP Coatings, Walpar, Convert, and Torrent acquisitions. The proforma effect of these acquisitions on the first quarter of 2019 and 2018 is as follows:

	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 31, 2018
Net sales	$694,558	$713,686
Net earnings	36,719	39,879
Earnings per share-diluted	1.67	1.75
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The grinding media business had an operating loss of $913 for the thirteen weeks ended March 31, 2018. The Company received Australian $82,500 (U.S. $62,518) in proceeds from the sale.
The pre-tax loss recorded during the second quarter of 2018 from the divestiture is reported in other income (expense). The loss is comprised of the proceeds from buyer, less deal-related costs, less the net assets of the business which resulted in a gain of $4,334. Offsetting this amount is a $(10,418) realized loss on foreign exchange translation adjustments and net investment hedges previously reported in shareholders' equity.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) RESTRUCTURING ACTIVITIES
During 2018, the Company executed certain regional restructuring activities (the "2018 Plan") primarily in the ESS and Utility segments to transform its operational business model including exiting certain local markets. During the full year of 2018, the Company incurred $23,515 of cost of sales and $18,460 of selling, general, and administrative expense for the 2018 Plan.

The following pre-tax expense were recognized during the first quarter of 2018:

	ESS	Utility	Total
Severance	$423	$—	$423
Other cash restructuring expenses	—	772	772
Asset impairments/net loss on disposals	1,145	—	1,145
Total cost of sales	1,568	772	2,340

Severance	1,978	—	1,978
Other cash restructuring expenses	82	—	82
Total selling, general and administrative expenses	2,060	—	2,060
Consolidated total	$3,628	$772	$4,400

Liabilities recorded for the restructuring plans and changes therein for the first thirteen weeks of 2019 were as follows:

	Balance at December 29, 2018	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at March 30, 2019
Severance	$6,594	$—	$(2,620)	$3,974
Other cash restructuring expenses	3,462	—	(1,252)	2,210
Total	$10,056	$—	$(3,872)	$6,184

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 30, 2019 and December 29, 2018 were as follows:

	March 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$240,786	$136,961	13 years
Patents & Proprietary Technology	23,396	5,232	14 years
Other	7,918	6,887	5 years
	$272,100	$149,080

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$219,508	$132,180	13 years
Patents & Proprietary Technology	23,662	4,837	14 years
Other	7,971	6,891	5 years
	$251,141	$143,908
Amortization expense for intangible assets for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively was as follows:

Thirteen Weeks Ended
2019	2018
$4,390	$3,883
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2019	$18,238
2020	17,404
2021	15,378
2022	13,228
2023	11,483
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at March 30, 2019 and December 29, 2018 were as follows:

	March 30, 2019	December 29, 2018	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	9,105	8,872	2010
Convert Italia S.p.A	8,414	8,580	2018
Valmont SM	7,999	8,155	2015
Ingal EPS/Ingal Civil Products	7,423	7,233	2010
Walpar	4,300	4,300	2018
Shakespeare	4,000	4,000	2014
Other	17,525	16,472
	$69,877	$68,723
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
The Company’s trade names were tested for impairment in the third quarter of 2018. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, the value of the offshore and other complex steel structures (Valmont SM) trade name was deemed to be impaired and the Company recorded a charge of $1,425 in the third quarter of 2018. No other trade names were determined to be impaired.
Goodwill
The carrying amount of goodwill by segment as of March 30, 2019 and December 29, 2018 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 29, 2018	$204,735	$123,618	$80,937	$25,164	$434,454
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 29, 2018	186,065	109,263	64,715	25,164	385,207
Acquisitions	14,494	—	15,720	—	30,214
Foreign currency translation	1,930	(710)	300	55	1,575
Balance at March 30, 2019	$202,489	$108,553	$80,735	$25,219	$416,996

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company’s annual impairment test of goodwill was performed during the third quarter of 2018, using the discounted cash flow method. The Company previously highlighted significant, adverse challenges in the wind energy market in Northern Europe that impacts our offshore and other complex steel structures business. A lack of protective tariffs has led to an extremely competitive environment in that region. Lower near-term financial projections and an approximately 15% decline in the undiscounted terminal value, when compared to the 2017 annual impairment test, is a result of challenging onshore wind and energy transmission structures pricing that is difficult to predict when it will recover. This resulted in an estimated fair value of the offshore and other complex steel structures reporting unit below the Company’s investment in this business.  As a result, a goodwill impairment was recorded in the third quarter of 2018 totaling $14,355, which represents all of the goodwill of the offshore and other complex steel reporting unit.
For the remaining reporting units, the Company determined that its goodwill was not impaired, as the valuation of the reporting units exceeded their respective carrying values.
(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 30, 2019 and March 31, 2018 were as follows:

	2019	2018
Interest	$586	$439
Income taxes	2,852	2,912

(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 30, 2019
Net earnings attributable to Valmont Industries, Inc.	$36,481	$—	$36,481
Weighted average shares outstanding (000's)	21,886	78	21,964
Per share amount	$1.67	$0.01	$1.66
Thirteen Weeks Ended March 31, 2018
Net earnings attributable to Valmont Industries, Inc.	$39,281	$—	$39,281
Weighted average shares outstanding (000's)	22,609	187	22,796
Per share amount	$1.74	$0.02	$1.72
At March 30, 2019 and March 31, 2018, there were 297,412 and 147,554 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
Fair value of derivative instruments at March 30, 2019 and December 29, 2018 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	March 30, 2019	December 29, 2018
Commodity forward contracts	Prepaid expenses and other assets	$—	$(285)
Foreign currency forward contracts	Prepaid expenses and other assets	9,000	8,357
Cross currency swap contracts	Prepaid expenses and other assets	4,743	1,075
		$13,743	$9,147
Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen weeks ended March 30, 2019 and March 31, 2018 are as follows:

		Thirteen Weeks Ended
Derivatives designated as hedging instruments:	Statements of earnings location	March 30, 2019	March 31, 2018
Foreign currency forward contracts	Other income (expenses)	552	—
Cross currency swap contracts	Interest expense	653	—
		$1,205	$—
Cash Flow Hedges
In 2019 and 2018, the Company entered into steel hot rolled coil (HRC) forward contracts that qualified as a cash flow hedge of the variability in cash flows attributable to future steel purchases. In 2019, the forward contracts had a notional amount of $12,128 for the purchase of 3,500 short tons for each month from May 2019 to September 2019. In 2018, the forward contracts entered into had a notional amount of $8,469 for the purchase of 3,500 short tons for each month from July 2018 to September 2018 and a notional amount of $15,563 for the purchase of 6,500 short tons for each month from October 2018 to December 2018. The gain/(loss) realized upon settlement is recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
On June 19, 2018, the Company issued and sold $200,000 aggregate principal amount of the Company’s 5.00% senior notes due 2044 and $55,000 aggregate principal amount of the Company’s 5.25% senior notes due 2054. During the second quarter of 2018, the Company executed contracts to hedge the risk of potential fluctuations in the treasury rates on the 2044 Notes and 2054 Notes which would change the amount of net proceeds received from the debt offering. These contracts had a combined notional amount of $175,000. On June 8, 2018, these contracts were settled with the Company paying $2,467 to the counterparties which was recorded in Other Comprehensive Income ("OCI") and will be amortized as an increase to interest expense over the term of the debt. Due to the retirement of the 2020 bonds in July 2018, the Company wrote off the remaining $411 unamortized loss on the related cash flow hedge.

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
Effective in the third quarter of 2018, the Company elected as an accounting policy to change its method of assessing effectiveness for all net investment hedges from the forward method to the spot method. As a result of this election, all existing and future net investment hedges will be accounted for under the spot method. As an additional accounting policy election to be applied to similar hedges under this new standard, the initial value of any component excluded from the assessment of effectiveness will be recognized in income or expense using a systematic and rational method over the life of the hedging instrument.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES
The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at March 30, 2019 have remaining lease terms of one year to fifteen years, some of which include options to extend leases for up to five years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses, and operating lease liabilities in our condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on information available at the date of adoption in determining the present value of future lease payments. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives and impairments. Some of the Company's facility leases include options to extend the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

Lease cost and other information related to the Company's operating leases are as follows:

Thirteen weeks ended March 30, 2019
Operating lease cost	$5,296
Short-term lease cost	600
Total lease cost	$5,896

Operating cash outflows from operating leases	$6,046
ROU assets obtained in exchange for lease obligations	$1,236
Weighted average remaining lease term	10 years
Weighted average discount rate	3.9%

As part of the adoption of ASC 842, the Company evaluated at the historical and projected cash flow generation of the operations at each of its long-term leased facilities.  One of those facilities, a galvanizing operation in Melbourne, Australia, will not generate sufficient cash flows on an undiscounted cash flow basis to recover the carrying value of the right of use asset.  The Company then estimated a value for this operation using a discounted cash flow model.  The result was an impairment of the right-of-use lease asset of approximately $12,063. The after-tax balance of $8,444 was recorded as a reduction to retained earnings for the transition adjustment of adoption.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES (Continued)

Supplemental balance sheet information related to operating leases for the first quarter of 2019 is as follows:

	Classification	March 30, 2019
Operating lease assets	Other assets	$93,871

Operating lease short-term liabilities	Accrued expenses	15,145
Operating lease long-term liabilities	Operating lease liabilities	88,492
Total lease liabilities		$103,637

Minimum lease payments under operating leases expiring subsequent to March 30, 2019 are as follows:

Fiscal year ending
2019 (excluding the three months ended March 30, 2019)	$14,443
2020	17,190
2021	14,333
2022	11,894
2023	9,183
Subsequent	59,860
Total minimum lease payments	$126,903

The below table as of December 29, 2018 is carried forward, including certain amounts that were historically included in the table as a result of the historical lease term conclusions but were not included in the initial ROU asset and lease liability measurement as of December 30, 2018 due to the Company's election of the hindsight practical expedient. The Company also determined one of its leases with escalating rent payments should be expensed using the straight-line method over a longer-term and the result was an additional reduction to retained earnings of $442 for a transition adjustment. Minimum lease payments for operating leases under ASC 840 expiring subsequent to December 29, 2018 are as follows:

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$157,184	$160,444
Communication Products	42,865	34,113
Access Systems	30,239	30,397
Engineered Support Structures segment	230,288	224,954
Utility Support Structures segment:
Steel	159,760	163,983
Concrete	29,844	23,662
Engineered Solar Tracker Solutions	30,292	—
Offshore and Other Complex Steel Structures	24,026	22,217
Utility Support Structures segment	243,922	209,862
Coatings segment	86,779	84,947
Irrigation segment:
North America	108,477	109,854
International	44,339	78,099
Irrigation segment	152,816	187,953
Other	—	18,399
Total	713,805	726,115
INTERSEGMENT SALES:
Engineered Support Structures segment	2,319	9,038
Utility Support Structures segment	664	3
Coatings segment	16,548	16,489
Irrigation segment	2,135	1,901
Other	—	—
Total	21,666	27,431
NET SALES:
Engineered Support Structures segment	227,969	215,916
Utility Support Structures segment	243,258	209,859
Coatings segment	70,231	68,458
Irrigation segment	150,681	186,052
Other	—	18,399
Total	$692,139	$698,684

OPERATING INCOME:
Engineered Support Structures segment	$12,445	$6,947
Utility Support Structures segment	25,048	23,367
Coatings segment	10,140	11,867
Irrigation segment	20,134	33,887
Other	—	(579)
Adjustment to LIFO inventory valuation method	502	(1,081)
Corporate	(13,165)	(10,448)
Total	$55,104	$63,960

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 30, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$299,002	$139,507	$312,291	$(58,661)	$692,139
Cost of sales	225,127	103,312	257,607	(59,036)	527,010
Gross profit	73,875	36,195	54,684	375	165,129
Selling, general and administrative expenses	57,846	7,109	45,070	—	110,025
Operating income	16,029	29,086	9,614	375	55,104
Other income (expense):
Interest expense	(9,583)	(3,541)	(295)	3,541	(9,878)
Interest income	111	12	4,228	(3,541)	810
Other	3,537	10	299		3,846
	(5,935)	(3,519)	4,232	—	(5,222)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	10,094	25,567	13,846	375	49,882
Income tax expense (benefit)	462	5,950	5,959	56	12,427
Earnings before equity in earnings of nonconsolidated subsidiaries	9,632	19,617	7,887	319	37,455
Equity in earnings of nonconsolidated subsidiaries	26,849	3,944	—	(30,793)	—
Net earnings	36,481	23,561	7,887	(30,474)	37,455
Less: Earnings attributable to noncontrolling interests	—	—	(974)	—	(974)
Net earnings attributable to Valmont Industries, Inc.	$36,481	$23,561	$6,913	$(30,474)	$36,481

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$315,992	$121,171	$332,136	$(70,615)	$698,684
Cost of sales	235,596	94,459	271,716	(72,327)	529,444
Gross profit	80,396	26,712	60,420	1,712	169,240
Selling, general and administrative expenses	46,531	11,917	46,832	—	105,280
Operating income	33,865	14,795	13,588	1,712	63,960
Other income (expense):
Interest expense	(10,881)	(3,880)	(193)	3,880	(11,074)
Interest income	176	10	4,961	(3,880)	1,267
Other	(106)	12	(1,047)	—	(1,141)
	(10,811)	(3,858)	3,721	—	(10,948)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	23,054	10,937	17,309	1,712	53,012
Income tax expense (benefit)	8,360	2,677	1,358	137	12,532
Earnings before equity in earnings of nonconsolidated subsidiaries	14,694	8,260	15,951	1,575	40,480
Equity in earnings of nonconsolidated subsidiaries	24,587	2,729	—	(27,316)	—
Net earnings	39,281	10,989	15,951	(25,741)	40,480
Less: Earnings attributable to noncontrolling interests	—	—	(1,199)	—	(1,199)
Net earnings attributable to Valmont Industries, Inc.	$39,281	$10,989	$14,752	$(25,741)	$39,281

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended March 30, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$36,481	$23,561	$7,887	$(30,474)	$37,455
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	5,629	(3,363)	—	2,266
Gain (loss) on hedging activities	2,314	—	—	—	2,314
Equity in other comprehensive income	2,131	—	—	(2,131)	—
Other comprehensive income (loss)	4,445	5,629	(3,363)	(2,131)	4,580
Comprehensive income (loss)	40,926	29,190	4,524	(32,605)	42,035
Comprehensive income attributable to noncontrolling interests	—	—	(1,109)	—	(1,109)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$40,926	$29,190	$3,415	$(32,605)	$40,926

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen Weeks Ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$39,281	$10,989	$15,951	$(25,741)	$40,480
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(8,680)	15,484	—	6,804
Gain (loss) on hedging activities	(863)	—	—	—	(863)
Equity in other comprehensive income	3,256	—	—	(3,256)	—
Other comprehensive income (loss)	2,393	(8,680)	15,484	(3,256)	5,941
Comprehensive income (loss)	41,674	2,309	31,435	(28,997)	46,421
Comprehensive income attributable to noncontrolling interests	—	—	(4,747)	—	(4,747)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$41,674	$2,309	$26,688	$(28,997)	$41,674

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$58,146	$7,731	$145,360	$—	$211,237
Receivables, net	148,952	91,153	272,747	—	512,852
Inventories	133,792	38,993	225,041	(2,027)	395,799
Contract asset - costs and profits in excess of billings	58,485	35,086	26,315	—	119,886
Prepaid expenses and other assets	12,288	13,079	29,012	—	54,379
Refundable income taxes	4,747	—	—	—	4,747
Total current assets	416,410	186,042	698,475	(2,027)	1,298,900
Property, plant and equipment, at cost	590,577	188,120	417,936	—	1,196,633
Less accumulated depreciation and amortization	398,031	101,322	169,951	—	669,304
Net property, plant and equipment	192,546	86,798	247,985	—	527,329
Goodwill	20,108	140,775	256,113	—	416,996
Other intangible assets	63	47,561	145,273	—	192,897
Investment in subsidiaries and intercompany accounts	1,336,332	1,031,430	1,277,773	(3,645,535)	—
Other assets	99,721	4,028	106,116	—	209,865
Total assets	$2,065,180	$1,496,634	$2,731,735	$(3,647,562)	$2,645,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$764	$—	$764
Notes payable to banks	—	—	19,816	—	19,816
Accounts payable	63,348	22,967	133,145	—	219,460
Accrued employee compensation and benefits	30,829	4,633	27,963	—	63,425
Accrued expenses	44,779	9,516	74,866	—	129,161
Dividends payable	8,213	—	—	—	8,213
Total current liabilities	147,169	37,116	256,554	—	440,839
Deferred income taxes	18,505	—	27,935	—	46,440
Long-term debt, excluding current installments	734,114	125,685	7,515	(125,685)	741,629
Defined benefit pension liability	—	—	133,761	—	133,761
Other noncurrent liabilities	87,127	3,440	61,536	—	152,103
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,049,438	634,175	810,599	(1,444,774)	2,049,438
Accumulated other comprehensive income (loss)	(298,740)	75,362	(375,333)	299,971	(298,740)
Treasury stock	(700,333)	—	—	—	(700,333)
Total Valmont Industries, Inc. shareholders’ equity	1,078,265	1,330,393	2,191,484	(3,521,877)	1,078,265
Noncontrolling interest in consolidated subsidiaries	—	—	52,950	—	52,950
Total shareholders’ equity	1,078,265	1,330,393	2,244,434	(3,521,877)	1,131,215
Total liabilities and shareholders’ equity	$2,065,180	$1,496,634	$2,731,735	$(3,647,562)	$2,645,987

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$104,256	$5,518	$203,436	$—	$313,210
Receivables, net	134,943	75,204	273,816	—	483,963
Inventories	138,158	37,019	210,791	(2,402)	383,566
Contract asset - costs and profits in excess of billings	50,271	35,200	27,054	—	112,525
Prepaid expenses and other assets	21,858	746	20,196	—	42,800
Refundable income taxes	4,576	—	—	—	4,576
Total current assets	454,062	153,687	735,293	(2,402)	1,340,640
Property, plant and equipment, at cost	579,046	172,050	409,769	—	1,160,865
Less accumulated depreciation and amortization	390,438	93,374	163,061	—	646,873
Net property, plant and equipment	188,608	78,676	246,708	—	513,992
Goodwill	20,108	110,562	254,537	—	385,207
Other intangible assets	76	27,452	148,428	—	175,956
Investment in subsidiaries and intercompany accounts	1,286,545	1,161,612	932,982	(3,381,139)	—
Other assets	47,674	—	66,805	—	114,479
Total assets	$1,997,073	$1,531,989	$2,384,753	$(3,383,541)	$2,530,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$779	$—	$779
Notes payable to banks	—	—	10,678	—	10,678
Accounts payable	68,304	21,081	128,730	—	218,115
Accrued employee compensation and benefits	41,418	7,186	30,687	—	79,291
Accrued expenses	25,936	10,132	55,874	—	91,942
Dividends payable	8,230	—	—	—	8,230
Total current liabilities	143,888	38,399	226,748	—	409,035
Deferred income taxes	14,376	—	29,113	—	43,489
Long-term debt, excluding current installments	733,964	166,729	7,858	(166,729)	741,822
Defined benefit pension liability	—	—	143,904	—	143,904
Other noncurrent liabilities	45,083	620	10,798	—	56,501
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,682	(1,106,632)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,027,596	624,394	467,699	(1,092,093)	2,027,596
Accumulated other comprehensive income	(303,185)	80,991	(333,346)	252,355	(303,185)
Treasury stock	(692,549)	—	—	—	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,059,762	1,326,241	1,890,571	(3,216,812)	1,059,762
Noncontrolling interest in consolidated subsidiaries	—	—	75,761	—	75,761
Total shareholders’ equity	1,059,762	1,326,241	1,966,332	(3,216,812)	1,135,523
Total liabilities and shareholders’ equity	$1,997,073	$1,531,989	$2,384,753	$(3,383,541)	$2,530,274

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended March 30, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$36,481	$23,561	$7,887	$(30,474)	$37,455
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,476	3,390	10,387	—	20,253
Noncash gain on trading securities	—	—	87	—	87
Stock-based compensation	3,670	—	—	—	3,670
Defined benefit pension plan benefit	—	—	(132)	—	(132)
Contribution to defined benefit pension plan	—	—	(13,943)	—	(13,943)
Loss (gain) on sale of property, plant and equipment	132	(2)	(357)	—	(227)
Equity in earnings in nonconsolidated subsidiaries	(26,849)	(3,944)	—	30,793	—
Deferred income taxes	5,320	—	4,342	—	9,662
Changes in assets and liabilities:
Net working capital	(8,136)	(28,699)	(6,621)	(374)	(43,830)
Other noncurrent liabilities	2,046	(5,461)	3,181	—	(234)
Income taxes payable (refundable)	(1,440)	(1,819)	(1,589)	—	(4,848)
Net cash flows from operating activities	17,700	(12,974)	3,242	(55)	7,913
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,214)	(1,854)	(9,041)	—	(21,109)
Proceeds from sale of assets	1	2	419	—	422
Acquisitions, net of cash acquired	—	(57,106)	—	—	(57,106)
Settlement of net investment hedge	—	—	—	—	—
Other, net	(60,869)	69,124	(9,977)	55	(1,667)
Net cash flows from investing activities	(71,082)	10,166	(18,599)	55	(79,460)
Cash flows from financing activities:
Proceeds from short-term agreements	—	—	9,327	—	9,327
Proceeds from long-term borrowings	10,000	—	—	—	10,000
Principal payments on long-term borrowings	(10,000)	—	(194)	—	(10,194)
Principal payments on long-term intercompany note	—	(42,575)	42,575	—	—
Dividends paid	(8,213)	—	—	—	(8,213)
Dividends to noncontrolling interest	—	—	(838)	—	(838)
Intercompany dividends	60,845	47,541	(108,386)	—	—
Purchase of noncontrolling interest	(23,082)	—	—	—	(23,082)
Intercompany capital contribution	(13,284)	—	13,284	—	—
Purchase of treasury shares	(9,421)	—	—	—	(9,421)
Proceeds from exercises under stock plans	1,174	—	—	—	1,174
Purchase of common treasury shares - stock plan exercises	(747)	—	—	—	(747)
Net cash flows from financing activities	7,272	4,966	(44,232)	—	(31,994)
Effect of exchange rate changes on cash and cash equivalents	—	55	1,513	—	1,568
Net change in cash and cash equivalents	(46,110)	2,213	(58,076)	—	(101,973)
Cash and cash equivalents—beginning of year	104,256	5,518	203,436	—	313,210
Cash and cash equivalents—end of period	$58,146	$7,731	$145,360	$—	$211,237

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirteen weeks ended March 31, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$39,281	$10,989	$15,951	$(25,741)	$40,480
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	6,444	3,478	11,256	—	21,178
Noncash loss on trading securities	—	—	71	—	71
Impairment of property, plant and equipment	—	—	1,145	—	1,145
Stock-based compensation	2,775	—	—	—	2,775
Defined benefit pension plan expense	—	—	(594)	—	(594)
Contribution to defined benefit pension plan	—	—	(731)	—	(731)
Loss (gain) on sale of property, plant and equipment	—	4	(284)	—	(280)
Equity in earnings in nonconsolidated subsidiaries	(24,587)	(2,729)	—	27,316	—
Deferred income taxes	5,591	1,791	(2,563)	—	4,819
Changes in assets and liabilities:
Net working capital	(8,850)	(21,761)	(7,529)	(1,148)	(39,288)
Other noncurrent liabilities	861	—	(421)	—	440
Income taxes payable (refundable)	(7,862)	(514)	11,409	—	3,033
Net cash flows from operating activities	13,653	(8,742)	27,710	427	33,048
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,928)	(5,241)	(7,079)	—	(16,248)
Proceeds from sale of assets	5	—	709	—	714
Acquisitions, net of cash acquired	—	—	(4,800)	—	(4,800)
Settlement of net investment hedge	(863)	—	—	—	(863)
Other, net	4,551	8,633	(14,539)	(427)	(1,782)
Net cash flows from investing activities	(235)	3,392	(25,709)	(427)	(22,979)
Cash flows from financing activities:
Payments under short-term agreements	—	—	219	—	219
Principal payments on long-term borrowings	—	—	(249)	—	(249)
Dividends paid	(8,510)	—	—	—	(8,510)
Dividends to noncontrolling interest	—	—	(1,281)	—	(1,281)
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Purchase of treasury shares	(14,790)	—	—	—	(14,790)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Proceeds from exercises under stock plans	2,972	—	—	—	2,972
Purchase of common treasury shares - stock plan exercises	(1,504)	—	—	—	(1,504)
Net cash flows from financing activities	(25,324)	3,492	(6,821)	—	(28,653)
Effect of exchange rate changes on cash and cash equivalents	—	(37)	5,479	—	5,442
Net change in cash and cash equivalents	(11,906)	(1,895)	659	—	(13,142)
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$71,423	$3,409	$404,831	$—	$479,663

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 10 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended
	March 30, 2019	March 31, 2018	% Incr. (Decr.)
Consolidated
Net sales	$692.1	$698.7	(0.9)%
Gross profit	165.1	169.2	(2.4)%
as a percent of sales	23.9%	24.2%
SG&A expense	110.0	105.3	4.5%
as a percent of sales	15.9%	15.1%
Operating income	55.1	64.0	(13.9)%
as a percent of sales	8.0%	9.2%
Net interest expense	9.1	9.8	(7.1)%
Effective tax rate	24.9%	23.6%
Net earnings	$36.5	$39.3	(7.1)%
Diluted earnings per share	$1.66	$1.72	(3.5)%
Engineered Support Structures (ESS)
Net sales	$228.0	$215.9	5.6%
Gross profit	51.9	49.3	5.3%
SG&A expense	39.4	42.4	(7.1)%
Operating income	12.5	6.9	81.2%
Utility Support Structures (Utility)
Net sales	$243.2	$209.9	15.9%
Gross profit	48.7	43.6	11.7%
SG&A expense	23.6	20.3	16.3%
Operating income	25.1	23.3	7.7%
Coatings
Net sales	$70.2	$68.5	2.5%
Gross profit	20.6	20.6	—%
SG&A expense	10.5	8.7	20.7%
Operating income	10.1	11.9	(15.1)%
Irrigation
Net sales	$150.7	$186.0	(19.0)%
Gross profit	43.4	56.0	(22.5)%
SG&A expense	23.3	22.1	5.4%
Operating income	20.1	33.9	(40.7)%
Other
Net sales	$—	$18.4	(100.0)%
Gross profit	—	0.8	(100.0)%
SG&A expense	—	1.4	(100.0)%
Operating income	—	(0.6)	(100.0)%
Adjustment to LIFO inventory valuation method
Gross profit	$0.5	$(1.1)	NM
Operating income	0.5	(1.1)	NM
Net corporate expense
Gross profit	$—	$—	NM
SG&A expense	13.2	10.4	26.9%
Operating loss	(13.2)	(10.4)	(26.9)%
NM=Not meaningful

Overview
On a consolidated basis, net sales were slightly lower in the first quarter of 2019, as compared with the first quarter of 2018, due to lower sales in the Irrigation and Other segments that were offset by higher net sales in the Coatings, Utility, and ESS segments. The changes in net sales in the first quarter of fiscal 2019, as compared with the same period in fiscal 2018, is as follows:

	First quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$698.7	$215.9	$209.9	$68.5	$186.0	$18.4
Volume	(54.9)	7.5	(14.1)	(6.7)	(41.6)	—
Pricing/mix	36.3	9.5	18.1	2.9	5.8	—
Acquisition/(divestiture)	29.2	5.4	31.0	7.5	3.7	(18.4)
Currency translation	(17.2)	(10.3)	(1.7)	(2.0)	(3.2)	—
Sales - 2019	$692.1	$228.0	$243.2	$70.2	$150.7	$—
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the first quarter of 2019, as compared to the first quarter of 2018, resulting in higher average cost of material.

The Company acquired the following businesses during 2018 and 2019:

•	A majority ownership stake in Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 (Irrigation).

•	Derit Infrastructure Pvt. Ltd. ("Derit") in the third quarter of 2018, which operates a lattice steel manufacturing facility located in India (Utility and Coatings).

•	A majority ownership stake in Convert Italia SpA ("Convert") in the third quarter of 2018, a provider of engineered solar tracker solutions (Utility).

•	Walpar in the third quarter of 2018, a domestic manufacturer of overhead sign structures (ESS).

•	CSP Coating Systems ("CSP Coatings") in the fourth quarter of 2018, a coatings provider in New Zealand (Coatings).

•	Larson Camouflage ("Larson") in the first quarter of 2019, an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market (ESS).

•	United Galvanizing ("United") in the first quarter of 2019, a domestic coatings provider (Coatings).

The Company divested of its grinding media business, which was reported in Other, during the second quarter of 2018.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS and Utility segments, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $4.4 million in the first quarter of 2018. The decrease in the first quarter of 2018 gross profit and operating income due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Utility
First quarter	$2.3	$1.5	$0.8

Operating Income	Total	ESS	Utility
First quarter	$4.4	$3.6	$0.8

Currency Translation

In the first quarter of 2019, we realized a decrease in operating profit, as compared with 2018, due in part to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
First quarter	$(0.8)	$(0.3)	$—	$(0.1)	$(0.4)	$—

Gross Profit, SG&A, and Operating Income

At a consolidated level, the reduction in gross margin (gross profit as a percent of sales) in the first quarter of 2019, as compared with 2018, was primarily due to lower sales volumes and associated operating deleverage of fixed costs for the Irrigation segment. In the first quarter of 2019, all other operating segments realized an increase in gross profit.

The Company saw an increase in SG&A expenses in the first quarter of fiscal 2019, as compared to the same period in fiscal 2018, due to SG&A expenses from acquired businesses and higher deferred compensation expenses that are offset by an increase of the same amount in other income.

    In the first quarter of 2019, as compared to 2018, operating income was lower in the Irrigation and Coatings segments and higher in the ESS and Utility segments. The overall decrease in operating income in the first quarter of 2019 is primarily attributable to lower sales volumes for the irrigation segment, partially offset by improvements in the ESS and Utility segments due in part to recent acquisitions.

Net Interest Expense

Net interest expense in the first quarter of 2019, as compared to 2018, was lower due to retiring $250.2 million senior unsecured notes due 2020 at 6.625% in the third quarter of 2018 and issuing new senior unsecured notes of $200.0 million due 2044 and $55.0 million due 2054 at 5.0% and 5.25%, respectively. In addition, the Company entered into certain cross currency swaps in 2018, which effectively swaps the Company's U.S. denominated debt for euro and Danish kroner debt at lower interest rates. Interest income was lower in the first quarter of 2019, as compared to 2018, due to having less cash on hand to invest.

Other Income/Expenses

The change in other income/expenses in the first quarter of 2019, as compared to 2018, was primarily due to the change in valuation of deferred compensation assets which resulted in additional other income of $3.0 million. This amount is offset by an increase of the same amount in SG&A expense. The remaining change was due to more favorable foreign currency transaction gains/losses in 2019 as compared to 2018.

Income Tax Expense

Our effective income tax rate in the first quarter of 2019 was 24.9%, compared to 23.6% in the first quarter of 2018. The increase in effective tax rate is a result of the change in the foreign mix of earnings.

Earnings attributable to noncontrolling interests was lower in the first quarter of 2019, as compared to 2018, due primarily to the purchase of the 10% noncontrolling interest of the Brazilian subsidiary in March 2018.

Cash Flows from Operations

Our cash flows provided by operations was $7.9 million in the first quarter of fiscal 2019, as compared with $33.0 million provided by operations in the first quarter of 2018. The decrease in operating cash flow in the first quarter of 2019, as compared with 2018, was primarily due to the annual Delta pension plan contribution (the 2018 annual payment was contributed early in December 2017) and higher working capital in 2019.

ESS segment
The increase in sales in the first quarter of 2019, as compared with 2018, was due to higher sales pricing, sales volume increases, and recent acquisitions partially offset by $10.3 million of unfavorable currency translation effects.
Global lighting and traffic, and highway safety product sales in the first quarter of 2019 were $3.3 million lower as compared to the same period in fiscal 2018, due primarily to currency translation effects. Offsetting it was improved sales pricing and the sales contribution from the 2018 acquisition of Walpar. In the first quarter of 2019, as compared to the same period in 2018, sales pricing improved in North America across commercial and transportation markets. Our largest manufacturing facility was impacted by weather in the first quarter of 2019 which disrupted shipments for one week leading to slightly lower sales volumes when compared to first quarter of 2018. Lower sales volumes and unfavorable currency translation effects contributed to lower sales in Europe. Highway safety product sales volumes decreased in 2019, as compared to 2018, due to lower demand in Australia following a record year in 2018.
Communication product line sales were higher by $8.8 million in the first quarter of 2019, as compared with 2018. In North America, communication structure and component sales increased in the first quarter of 2019 due to higher demand from the network expansion by providers and the acquisition of Larsen Camouflage. In Asia-Pacific, sales volumes decreased due to lower demand in China and Australia.
Access Systems product line net sales were consistent when comparing first quarter of 2019 and 2018. Sales volumes improvement in Australia in the first quarter of 2019 was offset by unfavorable currency translation effects.
Gross profit, as a percentage of sales, and operating income for the segment were higher in the first quarter of 2019, as compared to 2018, due to improved pricing and restructuring costs incurred in 2018. In the first quarter of 2018, the segment incurred $1.5 million of restructuring costs within product cost of sales and $2.1 million within SG&A expenses. SG&A spending was lower in the first quarter of 2019, as compared to 2018, due to foreign currency translation effects and restructuring costs incurred in 2018 and benefits realized in 2019 related to those activities. The decrease in SG&A expense was offset by SG&A expenses of the recently acquired Larsen Camouflage and Walpar.
Utility segment
In the Utility segment, sales increased in the first quarter of 2019, as compared with 2018, due to sales price increases to cover higher steel costs, improved sales mix, and the $31.0 million contribution from the 2018 acquisition of Convert and Derit. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. The average sales price increase was partially offset by lower sales volumes. Sales volumes for steel utility structures in North America were lower whereas concrete utility structure sales volumes were higher in the first quarter of 2019, as compared to the same period in 2018. Some of the volume decrease can be attributed to a large project in the first quarter of 2018 that did not repeat in 2019.
Offshore and other complex structures sales increased in the first quarter of 2019, as compared to 2018, due to higher volumes that were partially offset by a less favorable sales pricing and currency translation effects.
Gross profit increased in the first quarter of 2019, as compared to 2018, due to recent acquisitions and improved sales mix and pricing. SG&A expense was higher in the first quarter of 2019, as compared with 2018, due to expenses of the recently acquired Derit and Convert. Operating income increased in 2019 as compared to 2018 due to the contributions from acquisitions and improved pricing and sales mix.

Coatings segment
Coatings segment sales increased in the first quarter of 2019, as compared to the same period in 2018, due primarily to increased sales prices to recover higher zinc costs globally and higher sales volumes. Sales volume demand decreased in North America in the first quarter of 2019, as compared to 2018, but was offset by price actions to recover zinc cost increases and recent acquisitions. In the Asia-Pacific region, recent acquisitions and price increases to recover zinc cost increases drove improved sales in the first quarter of 2019.
SG&A expense was higher in the first quarter of 2019, as compared to 2018, due to SG&A expenses of recent acquisitions and an accrual for a non-recurring legal settlement. Operating income was lower in the first quarter of 2019 compared to 2018, due to lower sales volumes and the associated operating leverage of fixed costs and a one-time legal expense. One large facility was impacted by weather in the first quarter of 2019 which disrupted services (and therefore reduced sales) for approximately two weeks.
Irrigation segment
The decrease in Irrigation segment net sales in the first quarter of 2019, as compared to 2018, is primarily due to sales volume decreases in international markets. The decrease in international sales can be attributed to lower overall large project work across certain regions. North America sales volumes of irrigation and service parts decreased slightly in the first quarter of 2019. Recent proposed tariffs also caused uncertainly leading farmers to delay irrigation purchases. North America sales decreases were partially offset by higher sales pricing tied to recovering higher cost of steel.
SG&A was higher in the first quarter of 2019, as compared to the same period in 2018, due to SG&A expenses incurred by recent acquisitions of $0.8 million. Operating income for the segment decreased in the first quarter of 2019 over the same period in 2018, due to lower sales volumes and associated operating deleverage of fixed costs.
Other
At the end of April 2018, the Company completed its previously announced sale of Donhad, a mining consumable business with operations in Australia. There are no remaining businesses recorded within Other.
LIFO expense
Unit costs of raw materials in the U.S. decreased in the first quarter of 2019, as compared to the fourth quarter of 2018, resulting in a LIFO benefit during first quarter of 2019. In the first quarter of 2018, unit costs of raw materials in the U.S. increased, as compared to the fourth quarter of 2017, resulting in LIFO expense during the first quarter of 2018.
Net corporate expense
Corporate SG&A expense was higher in the first quarter of 2019, as compared to the same period in 2018, due to $3.0 million of appreciation of deferred compensation plan assets. The increase in deferred compensation plan assets is offset by the same amount in other income/expenses.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $858.1 million at March 30, 2019, as compared to $931.6 million at December 29, 2018. The decrease in net working capital in 2019 is attributed to lower cash due to amounts paid for acquisitions and the purchase of treasury shares under our share repurchase program and higher accrued expenses due in part to the current portion of lease liabilities attributed to the adoption of ASC 842 in the first quarter of 2019. Cash flow provided by operations was $7.9 million in the first quarter of 2019, as compared with $33.0 million in first quarter of 2018. The decrease in operating cash flow in the first quarter of 2019, as compared to 2018, was primarily the result of a larger pension contribution payment and higher working capital in 2019.
Investing Cash Flows-Capital spending in the first quarter of fiscal 2019 was $21.1 million, as compared to $16.2 million for the same period in 2018. The increase in investing cash outflows in the first quarter of 2019, as compared to 2018, was primarily due to business acquisitions totaling $57.1 million in 2019 compared to $4.8 million in 2018. Capital spending projects in 2019 and 2018 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2019 fiscal year to be approximately $90 million.

Financing Cash Flows-Our total interest‑bearing debt was $762.2 million at March 30, 2019 and $753.3 at December 29, 2018. Financing cash flows changed from an outflow of $28.7 million in the first quarter of 2018 to an outflow of $32.0 million for the first quarter of 2019. The increase in financing cash outflows in the first quarter of 2019, as compared to 2018, was primarily due to the purchase of certain noncontrolling interest for $23.1 million in 2019 and $5.5 million in 2018. The decrease was partially offset by an increase in short-term borrowings in the first quarter of 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in both February 2015 and again in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 70,406 treasury shares for approximately $9.4 million under our share repurchase program during the first quarter of 2019. As of March 30, 2019, we have approximately $257.9 million open under this authorization to repurchase shares in the future.
Our capital allocation philosophy announcement included our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody's Investors Services, Inc., BBB- rating by Fitch Rating Services, and BBB+ rating by Standard and Poor's Rating Services. We expect to maintain a leverage ratio which will support our current investment grade debt rating.

Our debt financing at March 30, 2019 is primarily long-term debt consisting of:

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

At March 30, 2019 and December 29, 2018, we had $5.6 million and $5.7 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 30, 2019, we had the ability to borrow $585.4 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $138.3 million, $118.8 million of which was unused at March 30, 2019.

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

At March 30, 2019, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 30, 2019 were as follows (in 000's):

Interest-bearing debt	$762,209
Adjusted EBITDA-last four quarters	327,255
Leverage ratio	2.33

Adjusted EBITDA-last four quarters	$327,255
Interest expense-last four quarters	43,041
Interest earned ratio	7.60
The calculation of Adjusted EBITDA-last four quarters (April 1, 2018 through March 30, 2019) is as follows. The last four quarters information ended March 30, 2019 is calculated by taking the full fiscal year ended December 29, 2018, subtracting the first quarter ended March 31, 2018, and adding the first quarter ended March 30, 2019.

Net cash flows from operations	$127,873
Interest expense	43,041
Income tax expense	43,029
Impairment of property, plant and equipment	(3,855)
Impairment of goodwill and intangible assets	(15,780)
Loss on investment	46
Deferred income tax benefit	(3,183)
Loss on sale of grinding media business	(6,084)
Noncontrolling interest	(5,730)
Stock-based compensation	(11,287)
Pension plan expense	1,789
Contribution to pension plan	14,749
Changes in assets and liabilities	74,744
Other	173
EBITDA	259,525
Cash restructuring expenses	25,776
EBITDA from acquisitions (months not owned)	8,291
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant and equipment	11,799
Loss on sale of grinding media business	6,084
Adjusted EBITDA	$327,255

Net earnings attributable to Valmont Industries, Inc.	$91,551
Interest expense	43,041
Income tax expense	43,029
Depreciation and amortization expense	81,904
EBITDA	259,525
Cash restructuring expenses	25,776
EBITDA from acquisitions (months not owned)	8,291
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant, and equipment	11,799
Loss on sale of grinding media business	6,084
Adjusted EBITDA	$327,255

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
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no related deferred income taxes. At the end of the first quarter of 2019, the unremitted foreign earnings were approximately $288 million as a result of dividends that were paid. While the tax on these foreign earnings resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries may still be subject to foreign withholding taxes and U.S. state income taxes.
Our earnings in our non-U.S. subsidiaries are not indefinitely reinvested. Of our cash balances of $211.2 million at March 30, 2019, approximately $144.0 million is held in our non-U.S. subsidiaries. We recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $3.7 million and $0.5 million, respectively.

Financial Obligations and Financial Commitments
There have been no material changes to our financial obligations and financial commitments as described on page 34-35 in our Form 10-K for the fiscal year ended December 29, 2018.
Off Balance Sheet Arrangements
There have been no changes in our off balance sheet arrangements as described on page 35 in our Form 10-K for the fiscal year ended December 29, 2018.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 29, 2018 during the three months ended March 30, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended March 30, 2019. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended March 30, 2019.

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
During the first quarter of 2019, the Company implemented new internal controls to support adoption of the new lease accounting standard ASU No. 2016-02, Leases (ASC 842).
Other than implementation new controls for the lease standard mentioned above, no changes in the Company's internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 30, 2018 to January 26, 2019	3,413	$124.68	3,413	$266,941,000
January 27, 2019 to March 2, 2019	20,535	135.10	20,535	264,166,000
March 3, 2019 to March 30, 2019	46,458	133.91	46,458	257,945,000
Total	70,406	$133.81	70,406	$257,945,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 30, 2019, we have acquired 5,501,815 shares for approximately $742.1 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
Valmont's annual meeting of stockholders was held on April 30, 2019. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2019. For the annual meeting there were 21,951,957 shares outstanding and eligible to vote of which 20,759,978 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Kaj den Daas	19,075,632	204,307	—
James B. Milliken	18,860,131	419,808	—
Catherine James Paglia	19,199,958	79,981	—

Advisory vote on executive compensation:

For	19,010,831
Against	247,566
Abstain	21,542
Broker non-votes	1,480,039

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2019:

For	20,469,116
Against	244,123
Abstain	46,739

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 2nd day of May, 2019.