Form 10-Q
period 2019-06-29
VALMONT INDUSTRIES INC
filed 2019-07-31
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
(Former name, former address and former fiscal year, if changed since last report)
________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of exchange on which registered
Common Stock $1.00 par value	VMI	New York Stock Exchange
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
21,632,743
Outstanding shares of common stock as of July 25, 2019

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Product sales	$609,516	$598,642	$1,224,480	$1,219,128
Services sales	91,355	83,763	168,530	161,961
Net sales	700,871	682,405	1,393,010	1,381,089
Product cost of sales	461,091	453,021	935,486	929,285
Services cost of sales	59,366	54,385	111,981	107,565
Total cost of sales	520,457	507,406	1,047,467	1,036,850
Gross profit	180,414	174,999	345,543	344,239
Selling, general and administrative expenses	116,702	111,329	226,727	216,609
Operating income	63,712	63,670	118,816	127,630
Other income (expenses):
Interest expense	(10,117)	(11,791)	(19,995)	(22,865)
Interest income	1,036	1,446	1,846	2,713
Gain (loss) on investments (unrealized)	1,520	250	4,352	78
Loss from divestiture of grinding media business	—	(6,084)	—	(6,084)
Other	156	1,594	1,170	625
	(7,405)	(14,585)	(12,627)	(25,533)
Earnings before income taxes	56,307	49,085	106,189	102,097
Income tax expense (benefit):
Current	17,913	16,724	20,678	24,437
Deferred	(3,952)	(2,319)	5,710	2,500
	13,961	14,405	26,388	26,937
Net earnings	42,346	34,680	79,801	75,160
Less: Earnings attributable to noncontrolling interests	(949)	(1,720)	(1,923)	(2,919)
Net earnings attributable to Valmont Industries, Inc.	$41,397	$32,960	$77,878	$72,241
Earnings per share:
Basic	$1.90	$1.47	$3.57	$3.21
Diluted	$1.90	$1.46	$3.56	$3.18
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings	42,346	34,680	79,801	75,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain	1,049	(46,953)	3,315	(40,149)
Realized loss on divestiture of grinding media business recorded in earnings	—	9,203	—	9,203
Gain (loss) on hedging activities:
Net investment hedges	711	2,396	780	1,607
Realized loss on net investment hedge for grinding media business recorded in earnings	—	1,215	—	1,215
Amortization cost included in interest expense	(16)	25	(32)	44
Deferred loss on interest rate hedges	—	(2,467)	—	(2,467)
Commodity hedges	(2,109)	1,438	(2,109)	1,345
Cross currency swaps	(3,933)	—	(1,672)	—
Other comprehensive income	(4,298)	(35,143)	282	(29,202)
Comprehensive income	38,048	(463)	80,083	45,958
Comprehensive income attributable to noncontrolling interests	(983)	(1,114)	(2,092)	(5,861)
Comprehensive income attributable to Valmont Industries, Inc.	$37,065	$(1,577)	$77,991	$40,097

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$256,944	$313,210
Receivables, net	507,061	483,963
Inventories	406,546	383,566
Contract asset - costs and profits in excess of billings	123,926	112,525
Prepaid expenses and other assets	44,942	42,800
Refundable income taxes	8,579	4,576
Total current assets	1,347,998	1,340,640
Property, plant and equipment, at cost	1,225,838	1,160,865
Less accumulated depreciation and amortization	682,281	646,873
Net property, plant and equipment	543,557	513,992
Goodwill	424,188	385,207
Other intangible assets, net	189,014	175,956
Other assets	206,982	114,479
Total assets	$2,711,739	$2,530,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$774	$779
Notes payable to banks	20,375	10,678
Accounts payable	228,137	218,115
Accrued employee compensation and benefits	65,723	79,291
Accrued expenses	174,163	91,942
Dividends payable	8,129	8,230
Total current liabilities	497,301	409,035
Deferred income taxes	43,774	43,489
Long-term debt, excluding current installments	765,558	741,822
Defined benefit pension liability	130,210	143,904
Operating lease liabilities	85,176	—
Deferred compensation	49,445	46,107
Other noncurrent liabilities	13,261	10,394
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,085,594	2,027,596
Accumulated other comprehensive loss	(303,072)	(303,185)
Treasury stock	(728,680)	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,081,742	1,059,762
Noncontrolling interest in consolidated subsidiaries	45,272	75,761
Total shareholders’ equity	1,127,014	1,135,523
Total liabilities and shareholders’ equity	$2,711,739	$2,530,274

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net earnings	$79,801	$75,160
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	40,583	41,657
Noncash loss on trading securities	28	229
Impairment of property, plant and equipment	—	2,791
Loss on divestiture of grinding media business	—	6,084
Stock-based compensation	6,370	5,374
Defined benefit pension plan benefit	(259)	(1,159)
Contribution to defined benefit pension plan	(13,682)	(731)
Gain on sale of property, plant and equipment	(278)	(287)
Deferred income taxes	5,710	2,500
Changes in assets and liabilities:
Receivables	(19,633)	10,664
Inventories	(18,363)	(20,592)
Prepaid expenses and other assets	(13,367)	(9,184)
Contract asset - costs and profits in excess of billings	(11,400)	(24,912)
Accounts payable	7,973	(18,645)
Accrued expenses	62,467	(10,523)
Other noncurrent liabilities	(5,582)	(480)
Income taxes refundable	(6,931)	(4,288)
Net cash flows from operating activities	113,437	53,658
Cash flows from investing activities:
Purchase of property, plant and equipment	(49,310)	(31,816)
Proceeds from sale of assets	466	64,393
Acquisitions, net of cash acquired	(81,841)	(9,300)
Settlement of net investment hedges	11,184	(1,621)
Other, net	3,893	2,404
Net cash flows from investing activities	(115,608)	24,060
Cash flows from financing activities:
Proceeds from short-term agreements	9,886	130
Proceeds from long-term borrowings	31,000	237,641
Principal payments on long-term borrowings	(10,386)	(495)
Settlement of financial derivatives	—	(2,467)
Debt issuance costs	—	(2,322)
Dividends paid	(16,425)	(17,003)
Dividends to noncontrolling interest	(4,459)	(4,852)
Purchase of noncontrolling interest	(27,845)	(5,510)
Purchase of treasury shares	(38,350)	(43,999)
Proceeds from exercises under stock plans	1,744	5,711
Purchase of common treasury shares—stock plan exercises	(827)	(1,769)
Net cash flows from financing activities	(55,662)	165,065
Effect of exchange rate changes on cash and cash equivalents	1,567	(13,000)
Net change in cash and cash equivalents	(56,266)	229,783
Cash, cash equivalents, and restricted cash—beginning of year	313,210	492,805
Cash, cash equivalents, and restricted cash—end of period	$256,944	$722,588
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at March 31, 2018	$27,900	$—	$1,996,474	$(276,629)	$(602,504)	$40,115	$1,185,356
Net earnings	—	—	32,960	—	—	1,720	34,680
Other comprehensive income (loss)	—	—	—	(34,537)	—	(606)	(35,143)
Cash dividends declared ($0.375 per share)	—	—	(8,400)	—	—	—	(8,400)
Dividends to noncontrolling interests	—	—	—	—	—	(3,571)	(3,571)
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Purchase of treasury shares; 203,869 shares acquired	—	—	—	—	(29,209)	—	(29,209)
Stock plan exercises; 2,390 shares acquired	—	—	—	—	(265)	—	(265)
Stock options exercised; 18,309 shares issued	—	(1,914)	1,847	—	2,806	—	2,739
Stock option expense	—	1,061	—	—	—	—	1,061
Stock awards; 5,852 shares issued	—	853	—	—	685	—	1,538
Balance at June 30, 2018	$27,900	$—	$2,023,919	$(311,166)	$(628,487)	$37,658	$1,149,824
Balance at March 30, 2019	$27,900	$—	$2,049,438	$(298,740)	$(700,333)	$52,950	$1,131,215
Net earnings	—	—	41,397	—	—	949	$42,346
Other comprehensive income (loss)	—	—	—	(4,332)	—	34	$(4,298)
Cash dividends declared ($0.375 per share)	—	—	(8,126)	—	—	—	$(8,126)
Dividends to noncontrolling interests	—	—	—	—	—	(3,621)	$(3,621)
Purchase of noncontrolling interest	—	277	—	—	—	(5,040)	$(4,763)
Purchase of treasury shares; 236,323 shares acquired	—	—	—	—	(28,929)	—	$(28,929)
Stock plan exercises; 645 shares acquired	—	—	—	—	(80)	—	$(80)
Stock options exercised; 2,642 shares issued	—	(2,575)	2,885	—	260	—	$570
Stock option expense	—	728	—	—	—	—	$728
Stock awards; 2,692 shares issued	—	1,570	—	—	402	—	$1,972
Balance at June 29, 2019	$27,900	$—	$2,085,594	$(303,072)	$(728,680)	$45,272	$1,127,014

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 30, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	72,241	—	—	2,919	75,160
Other comprehensive income (loss)	—	—	—	(32,144)	—	2,942	(29,202)
Cash dividends declared ($0.75 per share)	—	—	(16,893)	—	—	—	(16,893)
Dividends to noncontrolling interests	—	—	—	—	—	(4,852)	(4,852)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	3,200	3,200
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Purchase of treasury shares; 305,256 shares acquired	—	—	—	—	(43,999)	—	(43,999)
Stock plan exercises; 11,938 shares acquired	—	—	—	—	(1,769)	—	(1,769)
Stock options exercised; 46,213 shares issued	—	(4,459)	3,418	—	6,752	—	5,711
Stock option expense	—	2,151	—	—	—	—	2,151
Stock awards; 7,692 shares issued	—	2,308	—	—	915	—	3,223
Balance at June 30, 2018	$27,900	$—	$2,023,919	$(311,166)	$(628,487)	$37,658	$1,149,824
Balance at December 29, 2018	$27,900	$—	$2,027,596	$(303,185)	$(692,549)	$75,761	$1,135,523
Net earnings	—	—	77,878	—	—	1,923	79,801
Other comprehensive income (loss)	—	—	—	113	—	169	282
Cash dividends declared ($0.75 per share)	—	—	(16,339)	—	—	—	(16,339)
Dividends to noncontrolling interests	—	—	—	—	—	(4,459)	(4,459)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Impact of ASC 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 306,729 shares acquired	—	—	—	—	(38,350)	—	(38,350)
Stock plan exercises; 6,096 shares acquired	—	—	—	—	(827)	—	(827)
Stock options exercised; 15,637 shares issued	—	(5,242)	5,345	—	1,641	—	1,744
Stock option expense	—	1,456	—	—	—	—	1,456
Stock awards; 10,327 shares issued	—	3,509	—	—	1,405	—	4,914
Balance at June 29, 2019	$27,900	$—	$2,085,594	$(303,072)	$(728,680)	$45,272	$1,127,014

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 29, 2019, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 29, 2019 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2018 with the exception of the lease accounting policy which changed from adopting Accounting Standards Update ("ASU") 2016-02 and is discussed in footnote 9. The results of operations for the period ended June 29, 2019 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 34% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of June 29, 2019 and December 29, 2018. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $50,880 and $53,619 at June 29, 2019 and December 29, 2018, respectively.
Inventories consisted of the following:

	June 29, 2019	December 29, 2018
Raw materials and purchased parts	$192,045	$190,115
Work-in-process	40,847	35,566
Finished goods and manufactured goods	224,534	211,504
Subtotal	457,426	437,185
Less: LIFO reserve	50,880	53,619
	$406,546	$383,566

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018, were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2019	2018	2019	2018
United States	$47,269	$42,336	$89,520	$84,101
Foreign	9,038	6,749	16,669	17,996
	$56,307	$49,085	$106,189	$102,097

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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Net periodic (benefit) expense:	2019	2018	2019	2018
Interest cost	$4,182	$4,486	$8,527	$9,202
Expected return on plan assets	(4,943)	(5,815)	(10,078)	(11,929)
Amortization of actuarial loss	634	764	1,292	1,568
Net periodic expense (benefit)	$(127)	$(565)	$(259)	$(1,159)

Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At June 29, 2019, 1,393,763 shares of common stock remained available for issuance under the plans.
Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years to six years or on the grant's fifth anniversary. Expiration of grants is seven years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant.
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively, were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	2019	2018	2019	2018
Compensation expense	$2,700	$2,599	$6,370	$5,374
Income tax benefits	675	650	1,593	1,344

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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $40,673 ($37,516 at December 29, 2018) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.     The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $1,283 and $2,508 as of June 29, 2019 and December 29, 2018, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurement Using:
	Carrying Value June 29, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$41,956	$41,956	$—	$—
Derivative financial instruments, net	(3,213)	—	(3,213)	—

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$40,024	$40,024	$—	$—
Derivative financial instruments, net	9,147	—	9,147	—

Long-Lived Assets
The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 5 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments.

Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 29, 2019 and December 29, 2018:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(230,261)	$11,171	$(84,095)	$(303,185)
Current-period comprehensive income (loss)	3,146	(3,033)	—	113
Balance at June 29, 2019	$(227,115)	$8,138	$(84,095)	$(303,072)

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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 29, 2019	Thirteen weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019
Utility Support Structures	$9,932	$199,077	$40,224	$412,043
Engineered Support Structures	244,604	12,961	461,074	24,460
Coatings	81,089	—	151,320	—
Irrigation	149,956	3,252	297,814	6,075
Total	$485,581	$215,290	$950,432	$442,578

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 30, 2018	Thirteen weeks ended June 30, 2018	Twenty-six weeks ended June 30, 2018	Twenty-six weeks ended June 30, 2018
Utility Support Structures	$—	$196,531	$—	$406,390
Engineered Support Structures	237,720	8,321	444,914	17,043
Coatings	74,539	—	142,997	—
Irrigation	157,800	2,813	341,034	5,631
Other	4,681	—	23,080	—
Total	$474,740	$207,665	$952,025	$429,064

Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are normally no up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

At June 29, 2019 and December 29, 2018, the contract liability for revenue recognized over time was $66,128 and $4,906, respectively. The contract liability is included in Accrued Expenses on the condensed consolidated balance sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the thirteen and twenty-six weeks ended June 29, 2019, the Company recognized $897 and $1,928 of revenue that was included in the liability as of December 29, 2018. In the thirteen and twenty-six weeks ended June 30, 2018, the Company recognized $1,632 and $4,456 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The Company implemented a lease management tool to support the new reporting requirements and adopted the ASU on the first day of fiscal 2019. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. The Company elected to not recast its comparative periods in transition (the "Comparatives Under 840 Option") as allowed under ASU 2018-11. The new standard did not have an impact in the condensed consolidated statements of earnings; footnote 9 provides the impact on the condensed consolidated balance sheet including the transition adoption adjustment recorded to retained earnings.

(2) ACQUISITIONS
On May 13, 2019, the Company acquired the assets of Connect-It Wireless, Inc. ("Connect-It") for $6,034 in cash. Connect-It operates in Florida and is a manufacturer and distributor of wireless site components and safety products. In the preliminary purchase price allocation, goodwill of $4,183 was recorded and the remainder is net working capital. A portion of the goodwill is deductible for tax purposes. Connect-It is included in the ESS segment and was acquired to expand the Company's wireless component distribution network. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019. Proforma disclosures for Connect-It were omitted as this business does not have a significant impact on the Company's financial results.
On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services for $26,000 in cash. The agreed upon purchase price was $28,000, with $2,000 being contingent on seller representations and warranties that will be settled within 12 months of the acquisition date. The acquisition of United, located in Houston, Texas further expands the Company's galvanizing footprint in North America and will be reported in the Coatings segment. The preliminary fair values assigned were $11,715 for goodwill, $4,034 for customer relationships, trade name of $894, $11,016 for property, plant, and equipment, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The trade name has an indefinite life. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019, once the contingent payment is settled and management reviews are complete.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS (Continued)
On October 18, 2018, the Company acquired CSP Coatings Systems of Auckland, New Zealand, a provider of a wide range of coatings services for $17,711 in cash. The acquisition further strengthens the Company's Asia-Pacific market position and is reported in the Coatings segment. The preliminary fair values assigned were $7,373 to property, plant, and equipment, $3,113 for customer relationships, $5,120 for goodwill, with the remainder net working capital. Goodwill is not deductible for tax purposes and the customer relationships will be amortized over 10 years. The purchase price allocation was finalized in the second quarter of 2019.
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the ESS segment. The transaction was funded with cash on hand. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. The preliminary fair value measurement disclosed below is subject to management reviews and completion of the fair value measurements of the assets acquired and liabilities assumed. Customer relationships are amortized over 14 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes.
In January 2019, the 28% non-controlling interest shares of Walpar, LLC were acquired for $23,082. The purchase price allocation will be finalized in the third quarter of 2019. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

At August 3, 2018
Current assets	$13,210
Customer relationships	32,000
Trade name	4,300
Goodwill	42,216
Total fair value of assets acquired	$91,726
Current liabilities	2,185
Deferred taxes	8,654
Total fair value of liabilities assumed	$10,839
Non-controlling interest	23,082
Net assets acquired	$57,805

On August 3, 2018, the Company acquired 75% of the outstanding shares of Convert Italia SpA ("Convert") for $43,504 in cash. In the second quarter of 2019, the Company paid the former owners approximately $18,700 additional purchase price which was reflected in the contingent consideration liability on the fair value of assets and liabilities assumed on acquisition. Convert is a designer and provider of engineered solar tracker solutions that is headquartered in Italy, with offices in Brazil and Argentina. The Company acquired Convert to grow market adjacencies in the Utility Support Structures segment.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS (Continued)

At August 3, 2018
Current assets	$18,349
Other assets	3,166
Patent and Proprietary Technology	16,554
Trade name	8,701
Goodwill	42,169
Total fair value of assets acquired	$88,939
Current liabilities	5,376
Contingent consideration liability	19,497
Deferred taxes	6,061
Total fair value of liabilities assumed	$30,934
Non-controlling interest	14,501
Net assets acquired	$43,504

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
The Company's condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended June 29, 2019 included net sales of $25,114 and $66,671 resulting from the United, Larson, CSP Coatings, Walpar, Convert, and Torrent acquisitions. In aggregate, these acquisitions did not contribute net earnings to the Company's consolidated 2019 results. The proforma effect of these acquisitions on the second quarter and first half of 2019 and 2018 is as follows:

	Thirteen weeks ended June 29, 2019	Thirteen weeks ended June 30, 2018	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 30, 2018
Net sales	$700,871	$697,764	$1,395,429	$1,416,676
Net earnings	41,397	35,167	78,116	74,758
Earnings per share-diluted	1.90	1.56	3.57	3.30

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS (Continued)
Acquisitions of Noncontrolling Interests
In April 2019, the Company acquired the remaining 4.8% of Valmont SM that it did not own for $4,763. In March 2018, the Company acquired the remaining 10% of Valmont Industria e Commercio Ltda. that it did not own for $5,510. As these transactions were for the acquisition of all of the remaining shares of a consolidated subsidiary with no change in control, they were recorded within shareholders' equity and as a financing activity in the Consolidated Statements of Cash Flows.

(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The grinding media business had an operating loss of $334 and $913 for the thirteen and twenty-six weeks ended June 30, 2018. The Company received Australian $82,500 (U.S. $62,518) in proceeds from the sale.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) RESTRUCTURING ACTIVITIES
During 2018, the Company executed certain regional restructuring activities (the "2018 Plan") primarily in the ESS and Utility segments to transform its operational business model including exiting certain local markets. During the full year of 2018, the Company incurred $18,380 of cost of sales and $15,651 of selling, general, and administrative expense for the 2018 Plan. In connection with exiting certain local markets as a result of the 2018 Plan, the Company also recorded $7,944 of impairments of current and other assets during fiscal 2018, primarily inventory.

The following pre-tax expense were recognized during the second quarter of 2018:

	ESS	Utility	Corporate	Total
Severance	$1,603	$515	$—	$2,118
Other cash restructuring expenses	152	959	—	1,111
Asset impairments/net loss on disposals	1,261	—	—	1,261
Total cost of sales	3,016	1,474	—	4,490

Severance	1,533	—	—	1,533
Other cash restructuring expenses	485	—	126	611
Asset impairments/net loss on disposals	385	—	—	385
Total selling, general and administrative expenses	2,403	—	126	2,529
Consolidated total	$5,419	$1,474	$126	$7,019

Liabilities recorded for the restructuring plans and changes therein for the first twenty-six week of 2019 were as follows:

	Balance at December 29, 2018	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at June 29, 2019
Severance	$6,594	$—	$(2,885)	$3,709
Other cash restructuring expenses	3,462	—	(1,858)	1,604
Total	$10,056	$—	$(4,743)	$5,313

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 29, 2019 and December 29, 2018 were as follows:

	June 29, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$241,076	$140,674	13 years
Patents & Proprietary Technology	23,619	5,624	14 years
Other	7,644	6,667	5 years
	$272,339	$152,965

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$219,508	$132,180	13 years
Patents & Proprietary Technology	23,662	4,837	14 years
Other	7,971	6,891	5 years
	$251,141	$143,908

Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively was as follows:

Thirteen Weeks Ended		Twenty-six Weeks Ended
2019	2018	2019	2018
$4,632	$3,572	$9,022	$7,455

Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2019	$17,226
2020	17,004
2021	15,503
2022	13,356
2023	11,610

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at June 29, 2019 and December 29, 2018 are as follows:

	June 29, 2019	December 29, 2018	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,872	8,872	2010
Convert Italia S.p.A	8,526	8,580	2018
Valmont SM	8,108	8,155	2014
Ingal EPS/Ingal Civil Products	7,233	7,233	2010
Walpar	4,300	4,300	2018
Shakespeare	4,000	4,000	2014
Other	17,490	16,472
	$69,640	$68,723

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
Goodwill
The carrying amount of goodwill by segment as of June 29, 2019 and December 29, 2018 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 29, 2018	$204,735	$123,618	$80,937	$25,164	$434,454
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 29, 2018	186,065	109,263	64,715	25,164	385,207
Acquisitions	18,677	7,889	11,715	—	38,281
Foreign currency translation	431	(170)	370	69	700
Balance at June 29, 2019	$205,173	$116,982	$76,800	$25,233	$424,188

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
(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 29, 2019 and June 30, 2018 were as follows:

	2019	2018
Interest	$19,411	$19,448
Income taxes	24,529	22,796

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 29, 2019:
Net earnings attributable to Valmont Industries, Inc.	$41,397	$—	$41,397
Weighted average shares outstanding (000's)	21,734	97	21,831
Per share amount	$1.90	$—	$1.90
Thirteen weeks ended June 30, 2018:
Net earnings attributable to Valmont Industries, Inc.	$32,960	$—	$32,960
Weighted average shares outstanding (000's)	22,438	135	22,573
Per share amount	$1.47	$(0.01)	$1.46
Twenty-six weeks ended June 29, 2019
Net earnings attributable to Valmont Industries, Inc.	$77,878	$—	$77,878
Weighted average shares outstanding (000's)	21,810	87	21,897
Per share amount	$3.57	$(0.01)	$3.56
Twenty-six Weeks Ended June 30, 2018:
Net earnings attributable to Valmont Industries, Inc.	$72,241	$—	$72,241
Weighted average shares outstanding (000's)	22,523	161	22,684
Per share amount	$3.21	$(0.03)	$3.18

At June 29, 2019 and June 30, 2018, there were 297,170 and 145,105 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
Fair value of derivative instruments at June 29, 2019 and December 29, 2018 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	June 29, 2019	December 29, 2018
Commodity forward contracts	Prepaid expenses and other assets	$—	$(285)
Commodity forward contracts	Accrued expenses	(1,030)	—
Foreign currency forward contracts	Prepaid expenses and other assets	1,372	8,357
Cross currency swap contracts	Prepaid expenses and other assets	661	1,075
Cross currency swap contracts	Accrued expenses	(4,216)	—
		$(3,213)	$9,147

Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 are as follows:

		Thirteen Weeks Ended		Twenty-six weeks ended
	Statements of earnings location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Commodity forward contracts	Product cost of sales	$(96)	$—	$(96)	$—
Foreign currency forward contracts	Other income (expenses)	152	—	704	—
Foreign currency forward contracts	Loss from divestiture of grinding media business	$—	(1,215)	—	(1,215)
Interest rate hedges	Interest expense	(16)	25	(32)	44
Cross currency swap contracts	Interest expense	674	—	1,327	—
		$714	$(1,190)	$1,903	$(1,171)

Cash Flow Hedges
In 2019 and 2018, the Company entered into steel hot rolled coil (HRC) forward contracts that qualified as a cash flow hedge of the variability in cash flows attributable to future steel purchases. In 2019, the forward contracts had a notional amount of $12,128 for the purchase of 3,500 short tons for each month from May 2019 to September 2019. In 2018, the forward contracts entered into had a notional amount of $8,469 for the purchase of 3,500 short tons for each month from July 2018 to September 2018 and a notional amount of $15,563 for the purchase of 6,500 short tons for each month from October 2018 to December 2018. The gain/(loss) realized upon settlement is recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns. The forward contracts were closed out in the third quarter of 2019.

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
Net Investment Hedges
In the second quarter of 2019, all net investment hedges incepted in 2018 were early settled and the Company received proceeds of $11,184, which will remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries.
In the second quarter of 2019, the Company entered into a new foreign currency forward contract to mitigate foreign currency risk of the Company's investment in its Australian dollar denominated businesses. The forward contract, which qualifies as a net investment hedge, has a maturity date of April 2021 and a notional amount to sell Australian dollars to receive $100,000. The Australian dollar forward contract effectiveness was assessed under the spot method with forward points excluded totaling $881, which the Company has elected to amortize in other income (expense) in the condensed consolidated statements of earnings using the straight-line method over the remaining term of the contract.
In the second quarter of 2019, the Company entered into two new fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.
Key terms of the two CCS are as follows:

Currency	Notional Amount	Termination Date	Swapped Interest Rate	Set Settlement Amount
Danish Krone, DKK	$50,000	April 1, 2024	2.68%	DKK 333,625
Euro	$80,000	April 1, 2024	2.825%	€71,550

The Company designated the full notional amount of the two CCS ($130,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES
The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at June 29, 2019 have remaining lease terms of one year to fifteen years, some of which include options to extend leases for up to five years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.
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

Lease cost and other information related to the Company's operating leases are as follows:

	Thirteen weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019
Operating lease cost	$5,174	$10,469
Short-term lease cost	669	1,269
Total lease cost	$5,843	$11,738

Operating cash outflows from operating leases	$5,421	$11,467
ROU assets obtained in exchange for lease obligations	$1,195	$2,431
Weighted average remaining lease term	10 years	10 years
Weighted average discount rate	3.9%	3.9%

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES (Continued)

Supplemental balance sheet information related to operating leases for the second quarter of 2019 is as follows:

	Classification	June 29, 2019
Operating lease assets	Other assets	$87,562

Operating lease short-term liabilities	Accrued expenses	15,567
Operating lease long-term liabilities	Operating lease liabilities	85,176
Total lease liabilities		$100,743

Minimum lease payments under operating leases expiring subsequent to June 29, 2019 are as follows:

Fiscal year ending:
2019 (excluding the six months ended June 29, 2019)	$10,023
2020	18,035
2021	14,778
2022	11,981
2023	9,100
Subsequent	59,448
Total minimum lease payments	$123,365
Less: Interest	$22,622
Present value of minimum lease payments	$100,743

The below table as of December 29, 2018 is carried forward, including certain amounts that were historically included in the table as a result of the historical lease term conclusions but were not included in the initial ROU asset and lease liability measurement as of December 30, 2018 due to the Company's election of the hindsight practical expedient. The Company also determined one of its leases with escalating rent payments should be expensed using the straight-line method over a longer term and the result was an additional reduction to retained earnings of $442 for a transition adjustment. Minimum lease payments for operating leases under ASC 840 expiring subsequent to December 29, 2018 are as follows:

Fiscal year ending:
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$181,575	$178,930	$338,759	$339,374
Communication Products	47,454	39,592	90,319	73,705
Access Systems	29,719	32,189	59,958	62,586
Engineered Support Structures segment	258,748	250,711	489,036	475,665
Utility Support Structures segment:
Steel	147,116	146,117	306,876	310,100
Concrete	30,560	30,185	60,404	53,847
Engineered Solar Tracker Solutions	9,932	—	40,224	—
Offshore and Other Complex Steel Structures	22,221	21,417	46,247	43,634
Utility Support Structures segment	209,829	197,719	453,751	407,581
Coatings segment	98,406	91,572	185,185	176,519
Irrigation segment:
North America	102,810	113,865	211,287	223,719
International	52,375	49,071	96,714	127,170
Irrigation segment	155,185	162,936	308,001	350,889
Other	—	4,681	—	23,080
Total	722,168	707,619	1,435,973	1,433,734
INTERSEGMENT SALES:
Engineered Support Structures segment	1,183	4,670	3,502	13,708
Utility Support Structures segment	820	1,188	1,484	1,191
Coatings segment	17,317	17,033	33,865	33,522
Irrigation segment	1,977	2,323	4,112	4,224
Total	21,297	25,214	42,963	52,645
NET SALES:
Engineered Support Structures segment	257,565	246,041	485,534	461,957
Utility Support Structures segment	209,009	196,531	452,267	406,390
Coatings segment	81,089	74,539	151,320	142,997
Irrigation segment	153,208	160,613	303,889	346,665
Other	—	4,681	—	23,080
Total	$700,871	$682,405	$1,393,010	$1,381,089

OPERATING INCOME:
Engineered Support Structures segment	$20,882	$12,965	$33,327	$19,912
Utility Support Structures segment	16,033	20,841	41,081	44,208
Coatings segment	15,032	14,868	25,172	26,735
Irrigation segment	21,530	27,728	41,664	61,615
Other	—	(334)	—	(913)
Adjustment to LIFO inventory valuation method	2,238	(1,651)	2,740	(2,732)
Corporate	(12,003)	(10,747)	(25,168)	(21,195)
Total	$63,712	$63,670	$118,816	$127,630

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$313,973	$138,151	$316,517	$(67,770)	$700,871
Cost of sales	226,017	107,331	254,331	(67,222)	520,457
Gross profit	87,956	30,820	62,186	(548)	180,414
Selling, general and administrative expenses	49,788	18,867	48,047	—	116,702
Operating income	38,168	11,953	14,139	(548)	63,712
Other income (expense):
Interest expense	(9,584)	(2,498)	(534)	2,499	(10,117)
Interest income	342	18	3,175	(2,499)	1,036
Other	1,878	11	(213)	—	1,676
	(7,364)	(2,469)	2,428	—	(7,405)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	30,804	9,484	16,567	(548)	56,307
Income tax expense (benefit)	7,310	1,907	4,791	(47)	13,961
Earnings before equity in earnings of nonconsolidated subsidiaries	23,494	7,577	11,776	(501)	42,346
Equity in earnings of nonconsolidated subsidiaries	17,903	2,882	—	(20,785)	—
Net earnings	41,397	10,459	11,776	(21,286)	42,346
Less: Earnings attributable to noncontrolling interests	—	—	(949)	—	(949)
Net earnings attributable to Valmont Industries, Inc.	$41,397	$10,459	$10,827	$(21,286)	$41,397

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six Weeks Ended June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$612,975	$277,658	$628,808	$(126,431)	$1,393,010
Cost of sales	451,144	210,643	511,938	(126,258)	1,047,467
Gross profit	161,831	67,015	116,870	(173)	345,543
Selling, general and administrative expenses	107,634	25,976	93,117	—	226,727
Operating income	54,197	41,039	23,753	(173)	118,816
Other income (expense):
Interest expense	(19,167)	(6,039)	(829)	6,040	(19,995)
Interest income	453	30	7,403	(6,040)	1,846
Other	5,415	21	86	—	5,522
	(13,299)	(5,988)	6,660	—	(12,627)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	40,898	35,051	30,413	(173)	106,189
Income tax expense (benefit)	7,772	7,857	10,750	9	26,388
Earnings before equity in earnings of nonconsolidated subsidiaries	33,126	27,194	19,663	(182)	79,801
Equity in earnings of nonconsolidated subsidiaries	44,752	6,826	—	(51,578)	—
Net earnings	77,878	34,020	19,663	(51,760)	79,801
Less: Earnings attributable to noncontrolling interests	—	—	(1,923)	—	(1,923)
Net earnings attributable to Valmont Industries, Inc.	$77,878	$34,020	$17,740	$(51,760)	$77,878

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$297,916	$133,563	$315,499	$(64,573)	$682,405
Cost of sales	220,677	98,649	252,185	(64,105)	507,406
Gross profit	77,239	34,914	63,314	(468)	174,999
Selling, general and administrative expenses	50,259	12,535	48,535	—	111,329
Operating income	26,980	22,379	14,779	(468)	63,670
Other income (expense):
Interest expense	(11,396)	(3,749)	(395)	3,749	(11,791)
Interest income	305	5	4,885	(3,749)	1,446
Loss from divestiture of grinding media business	(2,518)	—	(3,566)	—	(6,084)
Other	616	14	1,214	—	1,844
	(12,993)	(3,730)	2,138	—	(14,585)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	13,987	18,649	16,917	(468)	49,085
Income tax expense (benefit)	2,318	4,851	7,285	(49)	14,405
Earnings before equity in earnings of nonconsolidated subsidiaries	11,669	13,798	9,632	(419)	34,680
Equity in earnings of nonconsolidated subsidiaries	21,291	31,169	—	(52,460)	—
Net earnings	32,960	44,967	9,632	(52,879)	34,680
Less: Earnings attributable to noncontrolling interests	—	—	(1,720)	—	(1,720)
Net earnings attributable to Valmont Industries, Inc.	$32,960	$44,967	$7,912	$(52,879)	$32,960

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Twenty-six weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$613,908	$254,734	$647,635	$(135,188)	$1,381,089
Cost of sales	456,273	193,108	523,901	(136,432)	1,036,850
Gross profit	157,635	61,626	123,734	1,244	344,239
Selling, general and administrative expenses	96,790	24,452	95,367	—	216,609
Operating income	60,845	37,174	28,367	1,244	127,630
Other income (expense):
Interest expense	(22,277)	(7,629)	(588)	7,629	(22,865)
Interest income	481	15	9,846	(7,629)	2,713
Loss from divestiture of grinding media business	(2,518)	—	(3,566)	—	(6,084)
Other	510	26	167	—	703
	(23,804)	(7,588)	5,859	—	(25,533)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	37,041	29,586	34,226	1,244	102,097
Income tax expense (benefit)	10,678	7,528	8,643	88	26,937
Earnings before equity in earnings of nonconsolidated subsidiaries	26,363	22,058	25,583	1,156	75,160
Equity in earnings of nonconsolidated subsidiaries	45,878	33,898	—	(79,776)	—
Net earnings	72,241	55,956	25,583	(78,620)	75,160
Less: Earnings attributable to noncontrolling interests	—	—	(2,919)	—	(2,919)
Net earnings attributable to Valmont Industries, Inc.	$72,241	$55,956	$22,664	$(78,620)	$72,241

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$41,397	$10,459	$11,776	$(21,286)	$42,346
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(9,850)	10,899	—	1,049
Gain (loss) on hedging activities	(5,347)	—	—	—	(5,347)
Equity in other comprehensive income	1,015	—	—	(1,015)	—
Other comprehensive income (loss)	(4,332)	(9,850)	10,899	(1,015)	(4,298)
Comprehensive income (loss)	37,065	609	22,675	(22,301)	38,048
Comprehensive income attributable to noncontrolling interests	—	—	(983)	—	(983)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$37,065	$609	$21,692	$(22,301)	$37,065

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six weeks ended June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$77,878	$34,020	$19,663	$(51,760)	$79,801
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(4,221)	7,536	—	3,315
Gain (loss) on hedging activities	(3,033)	—	—	—	(3,033)
Equity in other comprehensive income	3,146	—	—	(3,146)	—
Other comprehensive income (loss)	113	(4,221)	7,536	(3,146)	282
Comprehensive income (loss)	77,991	29,799	27,199	(54,906)	80,083
Comprehensive income attributable to noncontrolling interests	—	—	(2,092)	—	(2,092)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$77,991	$29,799	$25,107	$(54,906)	$77,991

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$32,960	$44,967	$9,632	$(52,879)	$34,680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	6,513	(53,466)	—	(46,953)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities	2,607	—	—	—	2,607
Equity in other comprehensive income	(37,144)	—	—	37,144	—
Other comprehensive income (loss)	(34,537)	6,513	(44,263)	37,144	(35,143)
Comprehensive income (loss)	(1,577)	51,480	(34,631)	(15,735)	(463)
Comprehensive income attributable to noncontrolling interests	—	—	(1,114)	—	(1,114)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(1,577)	$51,480	$(35,745)	$(15,735)	$(1,577)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Twenty-six Weeks Ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$72,241	$55,956	$25,583	$(78,620)	$75,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	(2,167)	(37,982)	—	(40,149)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	9,203	—	9,203
Gain (loss) on hedging activities	1,744	—	—	—	1,744
Equity in other comprehensive income	(33,888)	—	—	33,888	—
Other comprehensive income (loss)	(32,144)	(2,167)	(28,779)	33,888	(29,202)
Comprehensive income (loss)	40,097	53,789	(3,196)	(44,732)	45,958
Comprehensive income attributable to noncontrolling interests	—	—	(5,861)	—	(5,861)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$40,097	$53,789	$(9,057)	$(44,732)	$40,097

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$87,608	$5,615	$163,721	$—	$256,944
Receivables, net	152,234	88,774	266,053	—	507,061
Inventories	141,709	44,033	223,380	(2,576)	406,546
Contract asset - costs and profits in excess of billings	61,754	38,180	23,992	—	123,926
Prepaid expenses and other assets	6,757	8,736	29,449	—	44,942
Refundable income taxes	8,579	—	—	—	8,579
Total current assets	458,641	185,338	706,595	(2,576)	1,347,998
Property, plant and equipment, at cost	601,146	192,902	431,790	—	1,225,838
Less accumulated depreciation and amortization	405,799	98,864	177,618	—	682,281
Net property, plant and equipment	195,347	94,038	254,172	—	543,557
Goodwill	20,108	140,924	263,156	—	424,188
Other intangible assets	49	47,206	141,759	—	189,014
Investment in subsidiaries and intercompany accounts	1,359,065	1,097,380	840,064	(3,296,509)	—
Other assets	94,400	4,029	108,553	—	206,982
Total assets	$2,127,610	$1,568,915	$2,314,299	$(3,299,085)	$2,711,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$774	$—	$774
Notes payable to banks	—	—	20,375	—	20,375
Accounts payable	67,877	21,285	138,975	—	228,137
Accrued employee compensation and benefits	32,552	4,856	28,315	—	65,723
Accrued expenses	101,998	11,746	61,328	(909)	174,163
Dividends payable	8,129	—	—	—	8,129
Total current liabilities	210,556	37,887	249,767	(909)	497,301
Deferred income taxes	14,402	—	29,372	—	43,774
Long-term debt, excluding current installments	734,265	124,233	31,293	(124,233)	765,558
Defined benefit pension liability	—	—	130,210	—	130,210
Other noncurrent liabilities	86,645	3,214	58,023	—	147,882
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,957	(1,106,907)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,085,594	705,955	390,062	(1,096,017)	2,085,594
Accumulated other comprehensive income (loss)	(303,072)	76,770	(376,193)	299,423	(303,072)
Treasury stock	(728,680)	—	—	—	(728,680)
Total Valmont Industries, Inc. shareholders’ equity	1,081,742	1,403,581	1,770,362	(3,173,943)	1,081,742
Noncontrolling interest in consolidated subsidiaries	—	—	45,272	—	45,272
Total shareholders’ equity	1,081,742	1,403,581	1,815,634	(3,173,943)	1,127,014
Total liabilities and shareholders’ equity	$2,127,610	$1,568,915	$2,314,299	$(3,299,085)	$2,711,739

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six weeks ended June 29, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$77,878	$34,020	$19,663	$(51,760)	$79,801
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	13,094	6,888	20,601	—	40,583
Noncash gain on trading securities	—	—	28	—	28
Stock-based compensation	6,370	—	—	—	6,370
Defined benefit pension plan benefit	—	—	(259)	—	(259)
Contribution to defined benefit pension plan	—	—	(13,682)	—	(13,682)
Loss (gain) on sale of property, plant and equipment	132	44	(454)	—	(278)
Equity in earnings in nonconsolidated subsidiaries	(44,752)	(6,826)	—	51,578	—
Deferred income taxes	1,317	—	4,393	—	5,710
Changes in assets and liabilities:
Net working capital	15,058	(29,557)	22,001	175	7,677
Other noncurrent liabilities	3,596	(5,461)	(3,717)	—	(5,582)
Income taxes payable (refundable)	(265)	(1,819)	(3,938)	(909)	(6,931)
Net cash flows from operating activities	72,428	(2,711)	44,636	(916)	113,437
Cash flows from investing activities:
Purchase of property, plant and equipment	(26,526)	(3,213)	(19,571)	—	(49,310)
Proceeds from sale of assets	6	38	422	—	466
Acquisitions, net of cash acquired	—	(63,141)	(18,700)	—	(81,841)
Settlement of net investment hedge	11,184	—	—	—	11,184
Other, net	(68,443)	64,103	7,317	916	3,893
Net cash flows from investing activities	(83,779)	(2,213)	(30,532)	916	(115,608)
Cash flows from financing activities:
Proceeds from short-term agreements	—	—	9,886	—	9,886
Proceeds from long-term borrowings	31,000	—	—	—	31,000
Principal payments on long-term borrowings	(10,000)	—	(386)	—	(10,386)
Principal payments on long-term intercompany note	—	(42,574)	42,574	—	—
Dividends paid	(16,425)	—	—	—	(16,425)
Dividends to noncontrolling interest	—	—	(4,459)	—	(4,459)
Intercompany dividends	63,650	47,541	(111,191)	—	—
Purchase of noncontrolling interest	(22,805)	—	(5,040)	—	(27,845)
Intercompany capital contribution	(13,284)	—	13,284	—	—
Purchase of treasury shares	(38,350)	—	—	—	(38,350)
Proceeds from exercises under stock plans	1,744	—	—	—	1,744
Purchase of common treasury shares - stock plan exercises	(827)	—	—	—	(827)
Net cash flows from financing activities	(5,297)	4,967	(55,332)	—	(55,662)
Effect of exchange rate changes on cash and cash equivalents	—	54	1,513	—	1,567
Net change in cash and cash equivalents	(16,648)	97	(39,715)	—	(56,266)
Cash and cash equivalents—beginning of year	104,256	5,518	203,436	—	313,210
Cash and cash equivalents—end of period	$87,608	$5,615	$163,721	$—	$256,944

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twenty-six weeks ended June 30, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$72,241	$55,956	$25,583	$(78,620)	$75,160
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	12,871	7,063	21,723	—	41,657
Noncash loss on trading securities	—	—	229	—	229
Impairment of property, plant and equipment	—	—	2,791	—	2,791
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	5,374	—	—	—	5,374
Defined benefit pension plan expense	—	—	(1,159)	—	(1,159)
Contribution to defined benefit pension plan	—	—	(731)	—	(731)
Loss (gain) on sale of property, plant and equipment	10	(7)	(290)	—	(287)
Equity in earnings in nonconsolidated subsidiaries	(45,878)	(33,898)	—	79,776	—
Deferred income taxes	3,343	1,791	(2,634)	—	2,500
Changes in assets and liabilities:
Net working capital	(15,781)	(43,990)	(12,177)	(1,244)	(73,192)
Other noncurrent liabilities	640	—	(1,120)	—	(480)
Income taxes payable (refundable)	(11,054)	(843)	7,609	—	(4,288)
Net cash flows from operating activities	24,284	(13,928)	43,390	(88)	53,658
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,051)	(6,770)	(14,995)	—	(31,816)
Proceeds from sale of assets	5	209	64,179	—	64,393
Acquisitions, net of cash acquired	—	—	(9,300)	—	(9,300)
Settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	6,335	13,752	(17,771)	88	2,404
Net cash flows from investing activities	(5,332)	7,191	22,113	88	24,060
Cash flows from financing activities:
Payments under short-term agreements	—	—	130	—	130
Proceeds from long-term borrowings	237,641	—	—	—	237,641
Principal payments on long-term borrowings	—	—	(495)	—	(495)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(17,003)	—	—	—	(17,003)
Dividends to noncontrolling interest	—	—	(4,852)	—	(4,852)
Intercompany dividends	75,325	11,296	(86,621)	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Purchase of treasury shares	(43,999)	—	—	—	(43,999)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Proceeds from exercises under stock plans	5,711	—	—	—	5,711
Purchase of common treasury shares - stock plan exercises	(1,769)	—	—	—	(1,769)
Net cash flows from financing activities	247,625	14,788	(97,348)	—	165,065
Effect of exchange rate changes on cash and cash equivalents	—	(657)	(12,343)	—	(13,000)
Net change in cash and cash equivalents	266,577	7,394	(44,188)	—	229,783
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$349,906	$12,698	$359,984	$—	$722,588

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	June 29, 2019	June 30, 2018	% Incr. (Decr.)	June 29, 2019	June 30, 2018	% Incr. (Decr.)
Consolidated
Net sales	$700.9	$682.4	2.7%	$1,393.0	$1,381.1	0.9%
Gross profit	180.4	175.0	3.1%	345.5	344.2	0.4%
as a percent of sales	25.7%	25.6%		24.8%	24.9%
SG&A expense	116.7	111.3	4.9%	226.7	216.6	4.7%
as a percent of sales	16.7%	16.3%		16.3%	15.7%
Operating income	63.7	63.7	—%	118.8	127.6	(6.9)%
as a percent of sales	9.1%	9.3%		8.5%	9.2%
Net interest expense	9.1	10.3	(11.7)%	(18.1)	(20.2)	(10.4)%
Effective tax rate	24.8%	29.3%		24.9%	26.4%
Net earnings	$41.4	$33.0	25.5%	$77.9	$72.2	7.9%
Diluted earnings per share	$1.90	$1.46	30.1%	$3.56	$3.18	11.9%
Engineered Support Structures (ESS)
Net sales	$257.5	$246.0	4.7%	$485.5	$461.9	5.1%
Gross profit	63.5	56.9	11.6%	115.4	106.2	8.7%
SG&A expense	42.7	43.9	(2.7)%	82.1	86.3	(4.9)%
Operating income	20.8	13.0	60.0%	33.3	19.9	67.3%
Utility Support Structures (Utility)
Net sales	$209.1	$196.5	6.4%	$452.3	$406.4	11.3%
Gross profit	40.9	42.3	(3.3)%	89.6	85.9	4.3%
SG&A expense	24.9	21.4	16.4%	48.5	41.7	16.3%
Operating income	16.0	20.9	(23.4)%	41.1	44.2	(7.0)%
Coatings
Net sales	$81.1	$74.5	8.9%	$151.3	$143.0	5.8%
Gross profit	27.1	24.2	12.0%	47.7	44.8	6.5%
SG&A expense	12.0	9.4	27.7%	22.5	18.1	24.3%
Operating income	15.1	14.8	2.0%	25.2	26.7	(5.6)%
Irrigation
Net sales	$153.2	$160.7	(4.7)%	$303.9	$346.7	(12.3)%
Gross profit	46.7	53.2	(12.2)%	90.1	109.2	(17.5)%
SG&A expense	25.1	25.5	(1.6)%	48.4	47.6	1.7%
Operating income	21.6	27.7	(22.0)%	41.7	61.6	(32.3)%
Other
Net sales	$—	$4.7	(100.0)%	$—	$23.1	(100.0)%
Gross profit	—	—	—%	—	0.8	(100.0)%
SG&A expense	—	0.3	(100.0)%	—	1.7	(100.0)%
Operating income	—	(0.3)	(100.0)%	—	(0.9)	(100.0)%
Adjustment to LIFO inventory valuation method
Gross profit	2.2	(1.6)	NM	2.7	(2.7)	NM
Operating income	2.2	(1.6)	NM	2.7	(2.7)	NM
Net corporate expense
Gross profit	—	—	NM	—	—	NM
SG&A expense	12.0	10.8	11.1%	25.2	21.2	18.9%
Operating loss	(12.0)	(10.8)	(11.1)%	(25.2)	(21.2)	(18.9)%
NM=Not meaningful

Overview
On a consolidated basis, net sales were higher in the second quarter and first half of 2019, as compared with the same periods in 2018, due to higher sales in the ESS, Utility, and Coatings segments that were offset by lower sales in the Irrigation and Other segments. The changes in net sales in the second quarter and first half of fiscal 2019, as compared with the same periods in fiscal 2018, is as follows:

	Second quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$682.4	$246.0	$196.5	$74.5	$160.7	$4.7
Volume	(12.8)	5.6	(6.2)	(6.0)	(6.2)	—
Pricing/mix	21.6	8.1	9.2	3.7	0.6	—
Acquisition/(divestiture)	23.8	6.5	10.8	10.7	0.5	(4.7)
Currency translation	(14.1)	(8.7)	(1.2)	(1.8)	(2.4)	—
Sales - 2019	$700.9	$257.5	$209.1	$81.1	$153.2	$—

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$1,381.1	$461.9	$406.4	$143.0	$346.7	$23.1
Volume	(67.7)	13.1	(20.3)	(12.7)	(47.8)	—
Pricing/mix	57.9	17.6	27.3	6.6	6.4	—
Acquisition/(divestiture)	53.0	11.9	41.8	18.2	4.2	(23.1)
Currency translation	(31.3)	(19.0)	(2.9)	(3.8)	(5.6)	—
Sales - 2019	$1,393.0	$485.5	$452.3	$151.3	$303.9	$—
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.

Average steel index prices for both hot rolled coil and plate were higher in North America and China in the second quarter and first half of 2019, as compared to the same periods in 2018, resulting in higher average cost of material.

The Company acquired the following businesses during 2018 and 2019:

•	A majority ownership stake in Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 (Irrigation).

•	Derit Infrastructure Pvt. Ltd. ("Derit") in the third quarter of 2018, which operates a lattice steel manufacturing facility located in India (Utility and Coatings).

•	A majority ownership stake in Convert Italia SpA ("Convert") in the third quarter of 2018, a provider of engineered solar tracker solutions (Utility).

•	Walpar in the third quarter of 2018, a domestic manufacturer of overhead sign structures (ESS).

•	CSP Coating Systems ("CSP Coatings") in the fourth quarter of 2018, a coatings provider in New Zealand (Coatings).

•	Larson Camouflage ("Larson") in the first quarter of 2019, an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market (ESS).

•	United Galvanizing ("United") in the first quarter of 2019, a domestic coatings provider (Coatings).

•	Connect-It Wireless, Inc. ("Connect-It") in the second quarter of 2019, a domestic communication components business (ESS).

The Company divested of its grinding media business, which was reported in Other, during the second quarter of 2018.

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS and Utility segments, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $7.0 million and $11.4 million in the second quarter and first half of 2018. The decrease in the second quarter and first half of 2018 gross profit and operating income due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Utility	Corporate
Second quarter	$4.5	$3.0	$1.5	$—

Year-to-date	$6.8	$4.6	$2.2	$—

Operating Income	Total	ESS	Utility	Corporate
Second quarter	$7.0	$5.4	$1.5	$0.1

Year-to-date	$11.4	$9.0	$2.3	$0.1

Currency Translation

In the Second quarter and first half of 2019, we realized a decrease in operating profit, as compared with 2018, due in part to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Second quarter	$(0.7)	$(0.4)	$—	$(0.2)	$(0.2)	$0.1

Year-to-date	$(1.5)	$(0.7)	$—	$(0.3)	$(0.6)	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross margin (gross profit as a percent of sales) was consistent in the second quarter and first half of 2019, as compared with the same periods in 2018. In the second quarter of 2019, gross profit increased for the Coatings and ESS segments and decreased for the Irrigation and Utility segments. For the first half of 2019 as compared to 2018, gross profit was higher for all operating segments with the exception of Irrigation. Lower sales volumes and associated operating deleverage of fixed costs led to the decline for the Irrigation segment.

The increase in SG&A expenses in the second quarter and first half of 2019, as compared to the same periods in 2018, was due to SG&A expenses from acquired businesses and higher deferred compensation expenses that are offset by an increase of the same amount in other income.

    In the second quarter of 2019, as compared to 2018, operating income was lower in the Irrigation and Utility segments and higher in the ESS and Coatings segments. In the first half of 2019, operating income was lower for all operating segments with the exception of ESS. The overall decrease in operating income in the first half of 2019 is primarily attributable to lower sales volumes for the irrigation segment, partially offset by improvements in the ESS segment due in part to recent acquisitions.

Net Interest Expense

Net interest expense in the second quarter and first half of 2019, as compared to 2018, was lower due to retiring $250.2 million senior unsecured notes due 2020 at 6.625% in the third quarter of 2018 and issuing new senior unsecured notes of $200.0 million due 2044 and $55.0 million due 2054 at 5.0% and 5.25%, respectively. In addition, the Company entered into certain cross currency swaps in 2018, which effectively swaps the Company's U.S. denominated debt for euro and Danish kroner debt at lower interest rates. Interest income was lower in the second quarter and first half of 2019, as compared to 2018, due to having less cash on hand to invest.

Other Income/Expenses

The change in other income/expenses in the second quarter and first half of 2019, as compared to the same periods in 2018, was primarily due to the change in valuation of deferred compensation assets which resulted in additional other income of $1.0 million and $4.0 million, respectively. This amount is offset by an increase of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of 2019 was 24.8% and 24.9%, compared to 29.3% and 26.4% in the second quarter and first half of 2018. The decrease in effective tax rate is a result of the restructuring activities that took place in 2018.

Earnings attributable to noncontrolling interests was lower in the second quarter and first half of 2019, as compared to 2018, due to lower earnings of less than 100%-owned certain subsidiaries.

Cash Flows from Operations

Our cash flows provided by operations was $113.4 million in the first half of fiscal 2019, as compared with $53.7 million provided by operations in the first half of 2018. The increase in operating cash flow in the first half of 2019, as compared with 2018, was due to lower working capital. The lower working capital is primarily attributed to a larger liability for customer billings in excess of costs and earnings (accrued expenses). It was partially offset by the 2019 Delta pension plan contribution (the 2018 annual payment was contributed early in December 2017).

ESS segment
The increase in sales in the second quarter and first half of 2019, as compared with the same periods in 2018, was due to higher sales pricing, sales volume increases, and recent acquisitions partially offset by $8.7 million and 19.0 million of unfavorable currency translation effects, respectively.
Global lighting and traffic, and highway safety product sales in the second quarter and first half of 2019 was $2.6 million higher and $0.6 million lower as compared to the same periods in fiscal 2018. In the second quarter and first half of 2019, as compared to the same periods in 2018, sales pricing improved in North America across commercial and transportation markets while volumes were relatively flat. Lower sales volumes and unfavorable currency translation effects contributed to lower sales in Europe. Highway safety product sales volumes decreased in the second quarter and first half of 2019, as compared to 2018, due to lower demand in Australia following a record year in 2018 and unfavorable currency translation effects.
Communication product line sales were higher by $7.9 million and $16.6 million in the second quarter and first half of 2019, as compared with 2018. In North America, component sales increased in the second quarter and first half of 2019 due to higher demand from the network expansion by providers and the sales contribution from the acquisition of Larson Camouflage. In Asia-Pacific, sales volumes decreased due to lower demand in China and Australia.
Access Systems product line net sales decreased by $2.5 million in the second quarter and first half of 2019, as compared to the same periods in 2018. Sales volume improvements in Australia in the first half of 2019 was more than offset by unfavorable currency translation effects and to a lesser extent lower average sales pricing.

Gross profit, as a percentage of sales, and operating income for the segment were higher in the second quarter and first half of 2019, as compared to 2018, due to improved sales pricing, restructuring costs incurred in 2018, and recent acquisitions. SG&A spending was lower in the second quarter and first half of 2019, as compared to 2018, due to foreign currency translation effects and restructuring costs incurred in 2018 and benefits realized in 2019 related to those activities. In the second quarter and first half of 2018, the segment incurred $3.0 million and $4.6 million of restructuring costs within product cost of sales and $2.4 million and $4.4 million within SG&A expenses, respectively. The SG&A expenses from recently acquired Larson Camouflage and Walpar partially offset the decrease in SG&A in 2019.
Utility segment
In the Utility segment, sales increased in the second quarter and first half of 2019, as compared with the same periods in 2018, due to sales price increases to cover higher steel costs and improved sales mix and the acquisition of Convert and Derit in 2018 that contributed $10.8 million and $41.8 million, respectively. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. The average sales price increase was partially offset by slightly lower sales volumes for steel utility structures in North America; concrete utility structure sales volumes were higher in the second quarter and first half of 2019, as compared to the same periods in 2018.
Offshore and other complex structures sales increased in the second quarter and first half of 2019, as compared to 2018, due to higher volumes that were partially offset by less favorable sales pricing and unfavorable currency translation effects.
Gross profit decreased in the second quarter of 2019, as compared to 2018, due to a less favorable sales mix for the offshore and other complex steel structures business and approximately $3 million of inspection costs incurred during 2019 to finalize the requirements from a 2015 commercial settlement. On a year-to-date basis, gross profit increased due to recent acquisitions and improved sales mix and pricing for the North America utility business. SG&A expense was higher in the second quarter and first half of 2019, as compared with 2018, due to expenses of the recently acquired Derit and Convert and higher sales commissions. Operating income decreased in the second quarter and first half of 2019 as compared to 2018 due to an unfavorable sales mix for the offshore and other complex steel structures business, the incurred inspections costs, and SG&A expenses of Convert and Derit.
Coatings segment
Coatings segment sales increased in the second quarter and first half of 2019, as compared to the same periods in 2018, due primarily to increased sales prices to recover higher zinc costs globally and the recent acquisition. Sales volume demand decreased in North America in the second quarter and first half of 2019, as compared to 2018, but was more than offset by price actions to recover zinc cost increases and the United acquisition. In the Asia-Pacific region, the acquisition of Derit and CSP Coatings and price increases to recover zinc cost increases drove improved sales in the second quarter and first half of 2019.
SG&A expense was higher in the second quarter and first half of 2019, as compared to 2018, due to SG&A expenses of recent acquisitions and approximately $3.0 million of one-time expenses associated with a legal settlement. Operating income was higher in the second quarter of 2019 compared to 2018, due to contributions from the acquisition of United and CSP Coatings that were offset by higher SG&A expense. Operating income was lower in the first half of 2019 compared to 2018 mainly due to non-recurring legal expenses offset by improved pricing and acquisitions.
Irrigation segment
The decrease in Irrigation segment net sales in the second quarter of 2019, as compared to 2018, is primarily due to sales volume decreases in North America and unfavorable currency translation effects in international markets. On a year-to-date basis, the decrease in Irrigation segment net sales is due to lower sales volumes in North America and international markets and unfavorable currency translation effects, partially offset by improved sales pricing. Continued low commodity prices and uncertainty around trade disputes with China caused growers to delay irrigation purchases. International sales volumes of irrigation and service parts increased in the second quarter of 2019, but were lower in the first half of 2019 due to reduced volumes and unfavorable currency translation effects.
SG&A was similar for the second quarter and the first half of 2019, as compared to 2018. Operating income for the segment decreased in the second quarter and first half of 2019 over the same periods in 2018, due to lower sales volumes and associated operating deleverage of fixed factory and SG&A costs.

Other
At the end of April 2018, the Company completed the sale of Donhad, a mining consumable business with operations in Australia. There are no remaining businesses recorded within Other.
LIFO expense
Unit costs of raw materials in the U.S. decreased in the first half of 2019, as compared to the end of 2018, resulting in a LIFO benefit during first half of 2019. In the first half of 2018, unit costs of raw materials in the U.S. increased, as compared to the end of 2017, resulting in LIFO expense during the first half of 2018.
Net corporate expense
Corporate SG&A expense was higher in the second quarter and first half of 2019, as compared to the same periods in 2018, due to $1.0 million and $4.0 million of appreciation of deferred compensation plan assets. The increase in deferred compensation plan assets is offset by the same amount in other income/expenses.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $850.7 million at June 29, 2019, as compared to $931.6 million at December 29, 2018. The decrease in net working capital in 2019 is attributed to lower cash due to amounts paid for acquisitions and the purchase of treasury shares under our share repurchase program and higher accrued expenses primarily due to a higher balance in customer billings in excess of costs and earnings. Cash flow provided by operations was $113.4 million in the first half of 2019, as compared with $53.7 million in first half of 2018. The increase in operating cash flows in the first half of 2019, as compared to 2018, was primarily the result of lower working capital in 2019.
Investing Cash Flows-Capital spending in the first half of fiscal 2019 was $49.3 million, as compared to $31.8 million for the same period in 2018. The increase in investing cash outflows in the first half of 2019, as compared to 2018, was primarily due to business acquisitions totaling $81.8 million in 2019 compared to $9.3 million in 2018. Capital spending projects in 2019 and 2018 related to investments in machinery and equipment across all businesses. We expect our capital spending for the 2019 fiscal year to be approximately $90 to $100 million.
Financing Cash Flows-Our total interest‑bearing debt was $786.7 million at June 29, 2019 and $753.3 at December 29, 2018. Financing cash flows changed from an inflow of $165.1 million in the first half of 2018 to an outflow of $55.7 million for the first half of 2019. The increase in financing cash outflows in the first half of 2019, as compared to 2018, was due to issuing $255.0 million of long-term debt in the second quarter of 2018 and higher purchase prices paid for noncontrolling interest in 2019. The increase was partially offset by higher other borrowings in the first half of 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 236,323 treasury shares for approximately $28.9 million under our share repurchase program during the second quarter of 2019. As of June 29, 2019, we have approximately $229.0 million open under this authorization to repurchase shares in the future.
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

Our debt financing at June 29, 2019 is primarily long-term debt consisting of:

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

At June 29, 2019 and December 29, 2018, we had $29.6 million and $5.7 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 29, 2019, we had the ability to borrow $556.2 million under this facility, after consideration of standby letters of credit of $14.2 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $134.0 million, $113.6 million of which was unused at June 29, 2019.

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

At June 29, 2019, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 29, 2019 were as follows (in 000's):

Interest-bearing debt	$786,707
Adjusted EBITDA-last four quarters	317,208
Leverage ratio	2.48

Adjusted EBITDA-last four quarters	$317,208
Interest expense-last four quarters	41,367
Interest earned ratio	7.67

The calculation of Adjusted EBITDA-last four quarters (July 1, 2018 through June 29, 2019) is as follows. The last four quarters information ended June 29, 2019 is calculated by taking the full fiscal year ended December 29, 2018, subtracting the first two quarters ended June 30, 2018, and adding the first two quarters ended June 29, 2019.

Net cash flows from operations	$212,787
Interest expense	41,367
Income tax expense	42,586
Impairment of property, plant and equipment	(2,209)
Impairment of goodwill and intangible assets	(15,780)
Gain on investment	263
Deferred income tax benefit	(1,552)
Noncontrolling interest	(4,959)
Stock-based compensation	(11,388)
Pension plan expense	1,351
Contribution to pension plan	14,488
Changes in assets and liabilities	(11,476)
Other	217
EBITDA	265,695
Cash restructuring expenses	20,403
EBITDA from acquisitions (months not owned)	5,177
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant and equipment	10,153
Adjusted EBITDA	$317,208

Net earnings attributable to Valmont Industries, Inc.	$99,988
Interest expense	41,367
Income tax expense	42,586
Depreciation and amortization expense	81,754
EBITDA	265,695
Cash restructuring expenses	20,403
EBITDA from acquisitions (months not owned)	5,177
Impairment of goodwill and intangible assets	15,780
Impairment of property, plant, and equipment	10,153
Adjusted EBITDA	$317,208
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
Prior to the 2017 Tax Act, we considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no related deferred income taxes. At the end of the second quarter of 2019, the unremitted foreign earnings were approximately $306.5 million as a result of dividends that were paid. While the tax on these foreign earnings resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries may still be subject to foreign withholding taxes and U.S. state income taxes. Our earnings in our non-U.S. subsidiaries are not indefinitely reinvested. Of our cash balances of $256.9 million at June 29, 2019, approximately $159.3 million is held in our non-U.S. subsidiaries. We recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $3.8 million and $0.5 million, respectively.

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
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 29, 2018 during the six months ended June 29, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended June 29, 2019. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended June 29, 2019.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
March 31, 2019 to April 27, 2019	37,375	$128.40	37,375	$253,146,000
April 28, 2019 to June 1, 2019	153,791	121.69	153,791	234,432,000
June 2, 2019 to June 29, 2019	45,157	119.91	45,157	229,017,000
Total	236,323	$122.41	236,323	$229,017,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 29, 2019, we have acquired 5,738,138 shares for approximately $771.0 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 31st day of July, 2019.