Form 10-Q
period 2019-09-28
VALMONT INDUSTRIES INC
filed 2019-10-31
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
or
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
21,525,585
Outstanding shares of common stock as of October 25, 2019

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Product sales	$605,439	$597,469	$1,829,919	$1,816,597
Services sales	84,901	81,223	253,431	243,184
Net sales	690,340	678,692	2,083,350	2,059,781
Product cost of sales	457,750	460,547	1,393,236	1,389,832
Services cost of sales	56,504	53,805	168,485	161,370
Total cost of sales	514,254	514,352	1,561,721	1,551,202
Gross profit	176,086	164,340	521,629	508,579
Selling, general and administrative expenses	112,223	110,200	338,950	326,809
Impairment of goodwill and intangible assets	—	15,780	—	15,780
Operating income	63,863	38,360	182,679	165,990
Other income (expenses):
Interest expense	(9,976)	(10,954)	(29,971)	(33,819)
Interest income	969	1,000	2,815	3,713
Gain on investments (unrealized)	402	1,068	4,754	1,146
Costs associated with refinancing of debt	—	(14,820)	—	(14,820)
Loss from divestiture of grinding media business	—	—	—	(6,084)
Other	768	1,428	1,938	2,053
	(7,837)	(22,278)	(20,464)	(47,811)
Earnings before income taxes	56,026	16,082	162,215	118,179
Income tax expense (benefit):
Current	12,375	10,777	33,053	35,214
Deferred	1,388	(1,686)	7,098	814
	13,763	9,091	40,151	36,028
Net earnings	42,263	6,991	122,064	82,151
Less: Earnings attributable to noncontrolling interests	(2,119)	(2,543)	(4,042)	(5,462)
Net earnings attributable to Valmont Industries, Inc.	$40,144	$4,448	$118,022	$76,689
Earnings per share:
Basic	$1.86	$0.20	$5.43	$3.42
Diluted	$1.85	$0.20	$5.41	$3.40

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings	42,263	6,991	122,064	82,151
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(23,781)	(10,632)	(20,466)	(50,781)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	—	9,203
Gain (loss) on hedging activities:
Net investment hedges	2,580	1,223	3,360	2,830
Realized loss on net investment hedge for grinding media business recorded in earnings	—	—	—	1,215
Amortization cost included in interest expense	(16)	395	(48)	439
Deferred loss on interest rate hedges	—	—	—	(2,467)
Commodity hedges	(21)	226	(2,130)	1,571
Realized gain (loss) on commodity hedges recorded in earnings	1,329	(717)	1,329	(717)
Cross currency swaps	5,443	(2,037)	3,771	(2,037)
Other comprehensive income	(14,466)	(11,542)	(14,184)	(40,744)
Comprehensive income	27,797	(4,551)	107,880	41,407
Comprehensive income attributable to noncontrolling interests	(1,297)	(2,389)	(3,390)	(8,250)
Comprehensive income attributable to Valmont Industries, Inc.	$26,500	$(6,940)	$104,490	$33,157

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$327,200	$313,210
Receivables, net	501,215	483,963
Inventories	377,300	383,566
Contract asset - costs and profits in excess of billings	120,376	112,525
Prepaid expenses and other assets	50,420	42,800
Refundable income taxes	11,893	4,576
Total current assets	1,388,404	1,340,640
Property, plant and equipment, at cost	1,233,762	1,160,865
Less accumulated depreciation and amortization	685,394	646,873
Net property, plant and equipment	548,368	513,992
Goodwill	421,679	385,207
Other intangible assets, net	177,734	175,956
Other assets	189,257	114,479
Total assets	$2,725,442	$2,530,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$745	$779
Notes payable to banks	19,324	10,678
Accounts payable	197,535	218,115
Accrued employee compensation and benefits	78,540	79,291
Accrued expenses	226,715	91,942
Dividends payable	8,088	8,230
Total current liabilities	530,947	409,035
Deferred income taxes	43,778	43,489
Long-term debt, excluding current installments	764,524	741,822
Defined benefit pension liability	121,282	143,904
Operating lease liabilities	78,790	—
Deferred compensation	43,837	46,107
Other noncurrent liabilities	11,113	10,394
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,119,843	2,027,596
Accumulated other comprehensive loss	(316,717)	(303,185)
Treasury stock	(744,335)	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,086,691	1,059,762
Noncontrolling interest in consolidated subsidiaries	44,480	75,761
Total shareholders’ equity	1,131,171	1,135,523
Total liabilities and shareholders’ equity	$2,725,442	$2,530,274

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine weeks ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net earnings	$122,064	$82,151
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	60,424	62,018
Noncash loss on trading securities	(48)	(62)
Impairment of property, plant and equipment	—	4,197
Impairment of goodwill & intangible assets	—	15,780
Loss on divestiture of grinding media business	—	6,084
Stock-based compensation	8,889	8,076
Defined benefit pension plan benefit	(382)	(1,713)
Contribution to defined benefit pension plan	(17,426)	(1,555)
Gain on sale of property, plant and equipment	(465)	(353)
Deferred income taxes	7,098	814
Changes in assets and liabilities:
Receivables	(21,117)	(612)
Inventories	5,348	(33,004)
Prepaid expenses and other assets	(14,451)	(18,486)
Contract asset - costs and profits in excess of billings	(7,850)	(33,029)
Accounts payable	(19,256)	(19,069)
Accrued expenses	129,901	7,288
Other noncurrent liabilities	(4,563)	(1,249)
Income taxes refundable	(8,936)	(9,223)
Net cash flows from operating activities	239,230	68,053
Cash flows from investing activities:
Purchase of property, plant and equipment	(71,981)	(48,919)
Proceeds from sale of assets	1,325	64,786
Acquisitions, net of cash acquired	(81,841)	(125,309)
Settlement of net investment hedges	11,184	(1,621)
Other, net	2,117	(2,371)
Net cash flows from investing activities	(139,196)	(113,434)
Cash flows from financing activities:
Proceeds from short-term agreements	9,284	3,217
Proceeds from long-term borrowings	31,000	236,936
Principal payments on long-term borrowings	(10,578)	(252,952)
Settlement of financial derivatives	—	(2,467)
Debt issuance costs	—	(2,322)
Dividends paid	(24,554)	(25,415)
Dividends to noncontrolling interest	(6,549)	(5,737)
Purchase of noncontrolling interest	(27,845)	(5,510)
Purchase of treasury shares	(55,172)	(86,919)
Proceeds from exercises under stock plans	3,211	6,376
Purchase of common treasury shares—stock plan exercises	(1,456)	(1,914)
Net cash flows from financing activities	(82,659)	(136,707)
Effect of exchange rate changes on cash and cash equivalents	(3,385)	(15,095)
Net change in cash and cash equivalents	13,990	(197,183)
Cash, cash equivalents, and restricted cash—beginning of year	313,210	492,805
Cash, cash equivalents, and restricted cash—end of period	$327,200	$295,622
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at June 30, 2018	$27,900	$—	$2,023,919	$(311,166)	$(628,487)	$37,658	$1,149,824
Net earnings	—	—	4,448	—	—	2,543	$6,991
Other comprehensive income (loss)	—	—	—	(11,388)	—	(154)	$(11,542)
Cash dividends declared ($0.375 per share)	—	—	(8,311)	—	—	—	$(8,311)
Dividends to noncontrolling interests	—	—	—	—	—	(885)	$(885)
Addition of noncontrolling interest	—	—	—	—	—	37,369	$37,369
Purchase of treasury shares; 309,198 shares acquired	—	—	—	—	(42,920)	—	$(42,920)
Stock plan exercises; 1,033 shares acquired	—	—	—	—	(145)	—	$(145)
Stock options exercised; 6,191 shares issued	—	(2,713)	2,482	—	896	—	$665
Stock option expense	—	987	—	—	—	—	$987
Stock awards; 82 shares issued	—	1,726	—	—	(11)	—	$1,715
Balance at September 29, 2018	$27,900	$—	$2,022,538	$(322,554)	$(670,667)	$76,531	$1,133,748
Balance at June 29, 2019	$27,900	$—	$2,085,594	$(303,072)	$(728,680)	$45,272	$1,127,014
Net earnings	—	—	40,144	—	—	2,119	$42,263
Other comprehensive income (loss)	—	—	—	(13,645)	—	(821)	$(14,466)
Cash dividends declared ($0.375 per share)	—	—	(8,085)	—	—	—	$(8,085)
Dividends to noncontrolling interests	—	—	—	—	—	(2,090)	$(2,090)
Purchase of treasury shares; 126,734 shares acquired	—	—	—	—	(16,822)	—	$(16,822)
Stock plan exercises; 4,403 shares acquired	—	—	—	—	(629)	—	$(629)
Stock options exercised; 12,856 shares issued	—	(2,514)	2,190	—	1,791	—	$1,467
Stock option expense	—	600	—	—	—	—	$600
Stock awards; 223 shares issued	—	1,914	—	—	5	—	$1,919
Balance at September 28, 2019	$27,900	$—	$2,119,843	$(316,717)	$(744,335)	$44,480	$1,131,171

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 30, 2017	$27,900	$—	$1,954,344	$(279,022)	$(590,386)	$38,959	$1,151,795
Net earnings	—	—	76,689	—	—	5,462	82,151
Other comprehensive income (loss)	—	—	—	(43,532)	—	2,788	(40,744)
Cash dividends declared ($1.125 per share)	—	—	(25,204)	—	—	—	(25,204)
Dividends to noncontrolling interests	—	—	—	—	—	(5,737)	(5,737)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	40,569	40,569
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Purchase of treasury shares; 614,454 shares acquired	—	—	—	—	(86,919)	—	(86,919)
Stock plan exercises; 12,971 shares acquired	—	—	—	—	(1,914)	—	(1,914)
Stock options exercised; 52,404 shares issued	—	(7,172)	5,900	—	7,648	—	6,376
Stock option expense	—	3,138	—	—	—	—	3,138
Stock awards; 7,774 shares issued	—	4,034	—	—	904	—	4,938
Balance at September 29, 2018	$27,900	$—	$2,022,538	$(322,554)	$(670,667)	$76,531	$1,133,748
Balance at December 29, 2018	$27,900	$—	$2,027,596	$(303,185)	$(692,549)	$75,761	$1,135,523
Net earnings	—	—	118,022	—	—	4,042	122,064
Other comprehensive income (loss)	—	—	—	(13,532)	—	(652)	(14,184)
Cash dividends declared ($1.125 per share)	—	—	(24,424)	—	—	—	(24,424)
Dividends to noncontrolling interests	—	—	—	—	—	(6,549)	(6,549)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Impact of ASC 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 433,463 shares acquired	—	—	—	—	(55,172)	—	(55,172)
Stock plan exercises; 10,499 shares acquired	—	—	—	—	(1,456)	—	(1,456)
Stock options exercised; 28,493 shares issued	—	(7,756)	7,535	—	3,432	—	3,211
Stock option expense	—	2,056	—	—	—	—	2,056
Stock awards; 10,550 shares issued	—	5,423	—	—	1,410	—	6,833
Balance at September 28, 2019	$27,900	$—	$2,119,843	$(316,717)	$(744,335)	$44,480	$1,131,171

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 28, 2019, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 28, 2019 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 29, 2018 with the exception of the lease accounting policy which changed from adopting Accounting Standards Update ("ASU") 2016-02 and is discussed in footnote 9. The results of operations for the period ended September 28, 2019 are not necessarily indicative of the operating results for the full year.
Inventories
Approximately 38% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method or market as of September 28, 2019 and December 29, 2018. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $48,080 and $53,619 at September 28, 2019 and December 29, 2018, respectively.
Inventories consisted of the following:

	September 28, 2019	December 29, 2018
Raw materials and purchased parts	$172,064	$190,115
Work-in-process	34,696	35,566
Finished goods and manufactured goods	218,620	211,504
Subtotal	425,380	437,185
Less: LIFO reserve	48,080	53,619
	$377,300	$383,566

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Earnings before income taxes for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2019	2018	2019	2018
United States	$44,897	$15,596	$134,417	$99,697
Foreign	11,129	486	27,798	18,482
	$56,026	$16,082	$162,215	$118,179

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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Net periodic (benefit) expense:	2019	2018	2019	2018
Interest cost	$4,075	$4,400	$12,602	$13,602
Expected return on plan assets	(4,815)	(5,704)	(14,893)	(17,633)
Amortization of actuarial loss	617	750	1,909	2,318
Net periodic expense (benefit)	$(123)	$(554)	$(382)	$(1,713)

Stock Plans

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At September 28, 2019, 1,403,051 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively, were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Thirteen weeks ended		Thirty-nine weeks ended
	2019	2018	2019	2018
Compensation expense	$2,519	$2,702	$8,889	$8,076
Income tax benefits	630	676	2,222	2,019

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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $35,144 ($37,516 at December 29, 2018) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.     The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $80 and $2,508 as of September 28, 2019 and December 29, 2018, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurement Using:
	Carrying Value September 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$35,224	$35,224	$—	$—
Derivative financial instruments, net	9,408	—	9,408	—

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$40,024	$40,024	$—	$—
Derivative financial instruments, net	9,147	—	9,147	—

Long-Lived Assets
The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 5 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments.

Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 28, 2019 and December 29, 2018:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 29, 2018	$(230,261)	$11,171	$(84,095)	$(303,185)
Current-period comprehensive income (loss)	(19,814)	6,282	—	(13,532)
Balance at September 28, 2019	$(250,075)	$17,453	$(84,095)	$(316,717)

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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 28, 2019	Thirteen weeks ended September 28, 2019	Thirty-nine weeks ended September 28, 2019	Thirty-nine weeks ended September 28, 2019
Utility Support Structures	$3,418	$200,778	$43,642	$612,821
Engineered Support Structures	252,501	13,993	713,574	38,454
Coatings	76,922	—	228,242	—
Irrigation	139,093	3,635	436,907	9,710
Total	$471,934	$218,406	$1,422,365	$660,985

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 29, 2018	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 29, 2018	Thirty-nine weeks ended September 29, 2018
Utility Support Structures	$6,090	$211,853	$6,090	$618,243
Engineered Support Structures	235,948	12,483	680,863	29,525
Coatings	74,547	—	217,544	—
Irrigation	134,710	3,061	475,744	8,692
Other	—	—	23,080	—
Total	$451,295	$227,397	$1,403,321	$656,460

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At September 28, 2019 and December 29, 2018, the contract liability for revenue recognized over time was $123,878 and $4,906, respectively. The contract liability is included in Accrued Expenses on the condensed consolidated balance sheets.

During the thirteen and thirty-nine weeks ended September 28, 2019, the Company recognized $314 and $2,242 of revenue that was included in the liability as of December 29, 2018. In the thirteen and thirty-nine weeks ended September 29, 2018, the Company recognized $0 and $4,456 of revenue that was included in the liability as of December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
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

(2) ACQUISITIONS
On May 13, 2019, the Company acquired the assets of Connect-It Wireless, Inc. ("Connect-It") for $6,034 in cash. Connect-It operates in Florida and is a manufacturer and distributor of wireless site components and safety products. In the preliminary purchase price allocation, goodwill of $3,299 and customer relationships of $828 were recorded and the remainder is net working capital. A portion of the goodwill is deductible for tax purposes. Connect-It is included in the ESS segment and was acquired to expand the Company's wireless component distribution network. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019, after all management reviews have been completed.
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
(2) ACQUISITIONS (Continued)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

On December 31, 2018, the Company acquired the assets of Larson Camouflage ("Larson"), an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market for $31,106 in cash. The agreed upon purchase price was $34,562, with 10% being held back for seller representations and warranties and will be settled within 12 months of the acquisition date. Larson was acquired to grow our product offerings in the wireless communication market and will be reported in the ESS segment. The preliminary fair values assigned were $17,050 for customer relationships, $14,519 for goodwill, $1,151 for property, plant, and equipment and the remainder is net working capital. Goodwill is deductible for tax purposes and the customer relationships will be amortized over 12 years. The Company expects the purchase price allocation to be finalized in the fourth quarter of 2019, once the hold back payment is settled and management reviews are complete.
On October 18, 2018, the Company acquired CSP Coatings Systems of Auckland, New Zealand, a provider of a wide range of coatings services for $17,711 in cash. The acquisition further strengthens the Company's Asia-Pacific market position and is reported in the Coatings segment. The fair values assigned were $7,373 to property, plant, and equipment, $3,113 for customer relationships, $5,120 for goodwill, with the remainder net working capital. Goodwill is not deductible for tax purposes and the customer relationships will be amortized over 10 years. The purchase price allocation was finalized in the second quarter of 2019.
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the ESS segment. The transaction was funded with cash on hand. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. Customer relationships are amortized over 12 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes.
In January 2019, the 28% non-controlling interest shares of Walpar, LLC were acquired for $23,082. During the third quarter, the Company finalized its purchase price allocation including its assessment of the value of intangibles on the opening balance sheet. As a result of updated cash flow projections it was determined that a $3,500 reduction in customer relationships, along with an offsetting increase in goodwill less deferred tax, was necessary to adjust the preliminary allocation of fair value to assets acquired and liabilities assumed. The following table summarizes the fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

At August 3, 2018
Current assets	$13,210
Customer relationships	28,500
Trade name	3,500
Goodwill	45,453
Total fair value of assets acquired	$90,663
Current liabilities	2,197
Deferred taxes	7,579
Total fair value of liabilities assumed	$9,776
Non-controlling interest	23,082
Net assets acquired	$57,805

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS (Continued)
Patents and proprietary technology will be amortized over 15 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The fair value measurement process and purchase price allocation was finalized in the third quarter of 2019. The following table summarizes the fair values of the assets acquired and liabilities assumed of Convert as of the date of acquisition:

At August 3, 2018
Current assets	$18,349
Other assets	3,166
Patent and Proprietary Technology	16,554
Trade name	8,701
Goodwill	42,169
Total fair value of assets acquired	$88,939
Current liabilities	5,376
Contingent consideration liability	19,497
Deferred taxes	6,061
Total fair value of liabilities assumed	$30,934
Non-controlling interest	14,501
Net assets acquired	$43,504

The Company's condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 28, 2019 included net sales of $26,999 and $94,975 resulting from these acquisitions. In aggregate, these acquisitions did not contribute net earnings to the Company's consolidated 2019 results. The proforma effect of these acquisitions on the thirteen and thirty-nine weeks of 2019 and 2018 is as follows:

	Thirteen weeks ended September 28, 2019	Thirteen weeks ended September 29, 2018	Thirty-nine weeks ended September 28, 2019	Thirty-nine weeks ended September 29, 2018
Net sales	$690,340	$698,306	$2,088,524	$2,129,968
Net earnings	40,144	5,002	118,555	80,842
Earnings per share-diluted	1.85	0.22	5.43	3.58
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The grinding media business had an operating loss of $0 and $913 for the thirteen and thirty-nine weeks ended September 29, 2018. The Company received Australian $82,500 (U.S. $62,518) in proceeds from the sale.
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

The following pre-tax expense were recognized during the third quarter of 2018:

	ESS	Utility	Corporate	Total
Severance	$1,706	$—	$—	$1,706
Other cash restructuring expenses	326	497	—	823
Asset impairments/net loss on disposals	1,406	—	—	1,406
Total cost of sales	3,438	497	—	3,935

Severance	1,757	—	—	1,757
Other cash restructuring expenses	551	—	—	551
Asset impairments/net loss on disposals	—	—	—	—
Total selling, general and administrative expenses	2,308	—	—	2,308
Consolidated total	$5,746	$497	$—	$6,243

In the first three quarters of 2018, the Company recognized the following pre-tax restructuring expenses:

	ESS	Utility	Corporate	Total
Severance	$3,732	$515	$—	$4,247
Other cash restructuring expenses	478	2,228	—	2,706
Asset impairments/net loss on disposals	3,812	—	—	$3,812
Total cost of sales	8,022	2,743	—	10,765

Severance	5,268	—	—	$5,268
Other cash restructuring expenses	1,118	—	126	1,244
Asset impairments/net loss on disposals	385	—	—	385
Total selling, general and administrative expenses	6,771	—	126	6,897
Consolidated total	$14,793	$2,743	$126	$17,662

Liabilities recorded for the restructuring plans and changes therein for the first three quarters of 2019 were as follows:

	Balance at December 29, 2018	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 28, 2019
Severance	$6,594	$—	$(6,237)	$357
Other cash restructuring expenses	3,462	—	(2,982)	480
Total	$10,056	$—	$(9,219)	$837

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 28, 2019 and December 29, 2018 were as follows:

	September 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$236,029	$143,306	13 years
Patents & Proprietary Technology	22,936	5,945	14 years
Other	7,494	6,886	5 years
	$266,459	$156,137

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$219,508	$132,180	13 years
Patents & Proprietary Technology	23,662	4,837	14 years
Other	7,971	6,891	5 years
	$251,141	$143,908

Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018, respectively was as follows:

Thirteen weeks ended		Thirty-nine weeks ended
2019	2018	2019	2018
$4,484	$3,721	$13,506	$11,176

Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2019	$17,687
2020	17,821
2021	15,523
2022	13,286
2023	11,594

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at September 28, 2019 and December 29, 2018 are as follows:

	September 28, 2019	December 29, 2018	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,587	8,872	2010
Convert Italia S.p.A	8,203	8,580	2018
Valmont SM	7,799	8,155	2014
Ingal EPS/Ingal Civil Products	7,001	7,233	2010
Walpar	3,500	4,300	2018
Shakespeare	4,000	4,000	2014
Other	17,211	16,472
	$67,412	$68,723

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
The Company’s trade names were tested for impairment in the third quarter of 2019. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. The Company recorded a charge of $1,425 in the third quarter of 2018 for the offshore and other complex steel structures (Valmont SM) trade name.
Goodwill
The carrying amount of goodwill by segment as of September 28, 2019 and December 29, 2018 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 29, 2018	$204,735	$123,618	$80,937	$25,164	$434,454
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 29, 2018	186,065	109,263	64,715	25,164	385,207
Acquisitions	21,043	7,889	11,715	—	40,647
Foreign currency translation	(2,652)	(1,758)	(133)	368	(4,175)
Balance at September 28, 2019	$204,456	$115,394	$76,297	$25,532	$421,679

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS (Continued)
The Company’s annual impairment test of goodwill was performed during the third quarter of 2019, using the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired. The access systems reporting unit with $43,400 of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value. The model assumes geographic expansion of its architectural product lines which realized recent organic growth in its existing market. If architectural systems sales do not increase, the Company will be required to perform an interim test of goodwill. A hypothetical 1.0% change in the discount rate would increase/decrease the fair value of this reporting unit by approximately $15,000, which approximates the cushion between the estimated fair value and carrying value of this reporting unit. In the third quarter of 2018, the Company recognized a goodwill impairment totaling $14,355, which represented all of the goodwill of the offshore and other complex steel reporting unit.
(6) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 28, 2019 and September 29, 2018 were as follows:

	2019	2018
Interest	$19,440	$23,624
Income taxes	39,850	36,855

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 28, 2019:
Net earnings attributable to Valmont Industries, Inc.	$40,144	$—	$40,144
Weighted average shares outstanding (000's)	21,556	128	21,684
Per share amount	$1.86	$0.01	$1.85
Thirteen weeks ended September 29, 2018:
Net earnings attributable to Valmont Industries, Inc.	$4,448	$—	$4,448
Weighted average shares outstanding (000's)	22,215	137	22,352
Per share amount	$0.20	$—	$0.20
Thirty-nine weeks ended September 28, 2019
Net earnings attributable to Valmont Industries, Inc.	$118,022	$—	$118,022
Weighted average shares outstanding (000's)	21,725	101	21,826
Per share amount	$5.43	$(0.02)	$5.41
Thirty-nine weeks ended September 29, 2018:
Net earnings attributable to Valmont Industries, Inc.	$76,689	$—	$76,689
Weighted average shares outstanding (000's)	22,421	153	22,574
Per share amount	$3.42	$(0.02)	$3.40

At September 28, 2019 and September 29, 2018, there were 177,153 and 190,021 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
Fair value of derivative instruments at September 28, 2019 and December 29, 2018 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	September 28, 2019	December 29, 2018
Commodity forward contracts	Prepaid expenses and other assets	$—	$(285)
Foreign currency forward contracts	Prepaid expenses and other assets	4,936	8,357
Cross currency swap contracts	Prepaid expenses and other assets	4,472	1,075
		$9,408	$9,147

Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 are as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
	Statements of earnings location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Commodity forward contracts	Product cost of sales	$(1,329)	$717	$(1,425)	$717
Foreign currency forward contracts	Other income (expenses)	123	230	827	230
Foreign currency forward contracts	Loss from divestiture of grinding media business	$—	—	—	(1,215)
Interest rate hedges	Interest expense	(16)	(395)	(48)	(439)
Cross currency swap contracts	Interest expense	769	206	2,096	206
		$(453)	$758	$1,450	$(501)

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES
The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at September 28, 2019 have remaining lease terms of one year to fifteen years, some of which include options to extend leases for up to five years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.
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

Lease cost and other information related to the Company's operating leases are as follows:

	Thirteen weeks ended September 28, 2019	Thirty-nine weeks ended September 28, 2019
Operating lease cost	$5,002	$15,471
Short-term lease cost	$650	$1,919
Total lease cost	$5,652	$17,390

Operating cash outflows from operating leases	$5,499	$16,966
ROU assets obtained in exchange for lease obligations	$626	$3,057
Weighted average remaining lease term	10 years	10 years
Weighted average discount rate	3.9%	3.9%

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) LEASES (Continued)

Supplemental balance sheet information related to operating leases for the third quarter of 2019 is as follows:

	Classification	September 28, 2019
Operating lease assets	Other assets	$80,715

Operating lease short-term liabilities	Accrued expenses	14,634
Operating lease long-term liabilities	Operating lease liabilities	78,790
Total lease liabilities		$93,424

Minimum lease payments under operating leases expiring subsequent to September 28, 2019 are as follows:

Fiscal year ending:
2019 (excluding the nine months ended September 28, 2019)	$4,738
2020	17,397
2021	14,154
2022	11,508
2023	8,684
Subsequent	57,574
Total minimum lease payments	$114,055
Less: Interest	$20,631
Present value of minimum lease payments	$93,424

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

UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility transmission, distribution, and generation applications, renewable energy generation equipment, and substations;
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(10) BUSINESS SEGMENTS (Continued)
Summary by Business

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$191,262	$183,184	$530,021	$522,558
Communication Products	48,391	35,985	138,710	109,690
Access Systems	28,405	32,355	88,363	94,941
Engineered Support Structures segment	268,058	251,524	757,094	727,189
Utility Support Structures segment:
Steel	153,433	161,847	460,309	471,947
Concrete	28,011	27,715	88,415	81,562
Engineered Solar Tracker Solutions	3,418	6,090	43,642	6,090
Offshore and Other Complex Steel Structures	20,096	22,617	66,343	66,251
Utility Support Structures segment	204,958	218,269	658,709	625,850
Coatings segment	92,957	90,433	278,142	266,952
Irrigation segment:
North America	82,840	78,168	294,127	301,887
International	61,340	62,007	158,054	189,177
Irrigation segment	144,180	140,175	452,181	491,064
Other	—	—	—	23,080
Total	710,153	700,401	2,146,126	2,134,135
INTERSEGMENT SALES:
Engineered Support Structures segment	1,564	3,093	5,066	16,801
Utility Support Structures segment	762	326	2,246	1,517
Coatings segment	16,035	15,886	49,900	49,408
Irrigation segment	1,452	2,404	5,564	6,628
Total	19,813	21,709	62,776	74,354
NET SALES:
Engineered Support Structures segment	266,494	248,431	752,028	710,388
Utility Support Structures segment	204,196	217,943	656,463	624,333
Coatings segment	76,922	74,547	228,242	217,544
Irrigation segment	142,728	137,771	446,617	484,436
Other	—	—	—	23,080
Total	$690,340	$678,692	$2,083,350	$2,059,781

OPERATING INCOME:
Engineered Support Structures segment	$21,825	$16,499	$55,152	$36,411
Utility Support Structures segment	20,362	2,090	61,443	46,298
Coatings segment	13,865	14,373	39,037	41,108
Irrigation segment	18,204	21,302	59,868	82,917
Other	—	—	—	(913)
Adjustment to LIFO inventory valuation method	2,799	(2,780)	5,539	(5,512)
Corporate	(13,192)	(13,124)	(38,360)	(34,319)
Total	$63,863	$38,360	$182,679	$165,990

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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirteen weeks ended September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$302,461	$135,392	$310,676	$(58,189)	$690,340
Cost of sales	223,949	96,566	251,561	(57,822)	514,254
Gross profit	78,512	38,826	59,115	(367)	176,086
Selling, general and administrative expenses	67,366	2,325	42,532	—	112,223
Operating income	11,146	36,501	16,583	(367)	63,863
Other income (expense):
Interest expense	(9,471)	(2,544)	(504)	2,543	(9,976)
Interest income	607	2	2,903	(2,543)	969
Other	849	12	309	—	1,170
	(8,015)	(2,530)	2,708	—	(7,837)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	3,131	33,971	19,291	(367)	56,026
Income tax expense (benefit)	2,084	8,834	2,930	(85)	13,763
Earnings before equity in earnings of nonconsolidated subsidiaries	1,047	25,137	16,361	(282)	42,263
Equity in earnings of nonconsolidated subsidiaries	39,097	2,017	—	(41,114)	—
Net earnings	40,144	27,154	16,361	(41,396)	42,263
Less: Earnings attributable to noncontrolling interests	—	—	(2,119)	—	(2,119)
Net earnings attributable to Valmont Industries, Inc.	$40,144	$27,154	$14,242	$(41,396)	$40,144

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Thirty-nine weeks ended September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$915,436	$413,050	$939,484	$(184,620)	$2,083,350
Cost of sales	675,093	307,209	763,499	(184,080)	1,561,721
Gross profit	240,343	105,841	175,985	(540)	521,629
Selling, general and administrative expenses	175,000	28,301	135,649	—	338,950
Operating income	65,343	77,540	40,336	(540)	182,679
Other income (expense):
Interest expense	(28,638)	(8,583)	(1,333)	8,583	(29,971)
Interest income	1,060	32	10,306	(8,583)	2,815
Other	6,264	33	395	—	6,692
	(21,314)	(8,518)	9,368	—	(20,464)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	44,029	69,022	49,704	(540)	162,215
Income tax expense (benefit)	9,856	16,691	13,680	(76)	40,151
Earnings before equity in earnings of nonconsolidated subsidiaries	34,173	52,331	36,024	(464)	122,064
Equity in earnings of nonconsolidated subsidiaries	83,849	8,843	—	(92,692)	—
Net earnings	118,022	61,174	36,024	(93,156)	122,064
Less: Earnings attributable to noncontrolling interests	—	—	(4,042)	—	(4,042)
Net earnings attributable to Valmont Industries, Inc.	$118,022	$61,174	$31,982	$(93,156)	$118,022

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirteen weeks ended September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$40,144	$27,154	$16,361	$(41,396)	$42,263
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	4,512	(28,293)	—	(23,781)
Gain (loss) on hedging activities	9,315	—	—	—	9,315
Equity in other comprehensive income	(22,959)	—	—	22,959	—
Other comprehensive income (loss)	(13,644)	4,512	(28,293)	22,959	(14,466)
Comprehensive income (loss)	26,500	31,666	(11,932)	(18,437)	27,797
Comprehensive income attributable to noncontrolling interests	—	—	(1,297)	—	(1,297)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$26,500	$31,666	$(13,229)	$(18,437)	$26,500

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Thirty-nine weeks ended September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$118,022	$61,174	$36,024	$(93,156)	$122,064
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	—	291	(20,757)	—	(20,466)
Gain (loss) on hedging activities	6,282	—	—	—	6,282
Equity in other comprehensive income	(19,814)	—	—	19,814	—
Other comprehensive income (loss)	(13,532)	291	(20,757)	19,814	(14,184)
Comprehensive income (loss)	104,490	61,465	15,267	(73,342)	107,880
Comprehensive income attributable to noncontrolling interests	—	—	(3,390)	—	(3,390)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$104,490	$61,465	$11,877	$(73,342)	$104,490

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$179,765	$1,963	$145,472	$—	$327,200
Receivables, net	161,260	79,077	260,878	—	501,215
Inventories	125,240	46,133	208,869	(2,942)	377,300
Contract asset - costs and profits in excess of billings	58,713	35,195	26,468	—	120,376
Prepaid expenses and other assets	15,569	4,866	29,985	—	50,420
Refundable income taxes	11,893	—	—	—	11,893
Total current assets	552,440	167,234	671,672	(2,942)	1,388,404
Property, plant and equipment, at cost	614,979	199,176	419,607	—	1,233,762
Less accumulated depreciation and amortization	411,808	100,692	172,894	—	685,394
Net property, plant and equipment	203,171	98,484	246,713	—	548,368
Goodwill	20,108	140,095	261,476	—	421,679
Other intangible assets	36	46,758	130,940	—	177,734
Investment in subsidiaries and intercompany accounts	1,333,420	1,138,854	840,925	(3,313,199)	—
Other assets	78,721	4,859	105,677	—	189,257
Total assets	$2,187,896	$1,596,284	$2,257,403	$(3,316,141)	$2,725,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$745	$—	$745
Notes payable to banks	—	—	19,324	—	19,324
Accounts payable	64,256	18,681	114,598	—	197,535
Accrued employee compensation and benefits	41,371	5,994	31,175	—	78,540
Accrued expenses	162,640	13,024	51,051	—	226,715
Dividends payable	8,088	—	—	—	8,088
Total current liabilities	276,355	37,699	216,893	—	530,947
Deferred income taxes	16,645	—	27,133	—	43,778
Long-term debt, excluding current installments	734,417	119,716	30,107	(119,716)	764,524
Defined benefit pension liability	—	—	121,282	—	121,282
Other noncurrent liabilities	73,788	3,622	56,330	—	133,740
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,957	(1,106,907)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,119,843	733,109	416,932	(1,150,041)	2,119,843
Accumulated other comprehensive income (loss)	(316,717)	81,282	(412,247)	330,965	(316,717)
Treasury stock	(744,335)	—	—	—	(744,335)
Total Valmont Industries, Inc. shareholders’ equity	1,086,691	1,435,247	1,761,178	(3,196,425)	1,086,691
Noncontrolling interest in consolidated subsidiaries	—	—	44,480	—	44,480
Total shareholders’ equity	1,086,691	1,435,247	1,805,658	(3,196,425)	1,131,171
Total liabilities and shareholders’ equity	$2,187,896	$1,596,284	$2,257,403	$(3,316,141)	$2,725,442

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine weeks ended September 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$118,022	$61,174	$36,024	$(93,156)	$122,064
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,891	10,201	30,332	—	60,424
Noncash gain on trading securities	—	—	(48)	—	(48)
Stock-based compensation	8,889	—	—	—	8,889
Defined benefit pension plan benefit	—	—	(382)	—	(382)
Contribution to defined benefit pension plan	—	—	(17,426)	—	(17,426)
Loss (gain) on sale of property, plant and equipment	103	81	(649)	—	(465)
Equity in earnings in nonconsolidated subsidiaries	(83,849)	(8,843)	—	92,692	—
Deferred income taxes	3,869	—	3,229	—	7,098
Changes in assets and liabilities:
Net working capital	94,054	(15,715)	(6,305)	541	72,575
Other noncurrent liabilities	1,005	(5,461)	(107)	—	(4,563)
Income taxes payable (refundable)	(4,488)	(2,229)	(2,219)	—	(8,936)
Net cash flows from operating activities	157,496	39,208	42,449	77	239,230
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,321)	(12,462)	(26,198)	—	(71,981)
Proceeds from sale of assets	35	26	1,264	—	1,325
Acquisitions, net of cash acquired	—	(63,141)	(18,700)	—	(81,841)
Settlement of net investment hedge	11,184	—	—	—	11,184
Other, net	(30,475)	27,878	4,791	(77)	2,117
Net cash flows from investing activities	(52,577)	(47,699)	(38,843)	(77)	(139,196)
Cash flows from financing activities:
Proceeds from short-term agreements	—	—	9,284	—	9,284
Proceeds from long-term borrowings	31,000	—	—	—	31,000
Principal payments on long-term borrowings	(10,000)	—	(578)	—	(10,578)
Principal payments on long-term intercompany note	—	(42,574)	42,574	—	—
Dividends paid	(24,554)	—	—	—	(24,554)
Dividends to noncontrolling interest	—	—	(6,549)	—	(6,549)
Intercompany dividends	63,650	47,541	(111,191)	—	—
Purchase of noncontrolling interest	(22,805)	—	(5,040)	—	(27,845)
Intercompany capital contribution	(13,284)	—	13,284	—	—
Purchase of treasury shares	(55,172)	—	—	—	(55,172)
Proceeds from exercises under stock plans	3,211	—	—	—	3,211
Purchase of common treasury shares - stock plan exercises	(1,456)	—	—	—	(1,456)
Net cash flows from financing activities	(29,410)	4,967	(58,216)	—	(82,659)
Effect of exchange rate changes on cash and cash equivalents	—	(31)	(3,354)	—	(3,385)
Net change in cash and cash equivalents	75,509	(3,555)	(57,964)	—	13,990
Cash and cash equivalents—beginning of year	104,256	5,518	203,436	—	313,210
Cash and cash equivalents—end of period	$179,765	$1,963	$145,472	$—	$327,200

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(11) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Thirty-nine weeks ended September 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$76,689	$70,748	$26,926	$(92,212)	$82,151
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	19,498	10,564	31,956	—	62,018
Noncash loss on trading securities	—	—	(62)	—	(62)
Impairment of property, plant and equipment	—	—	4,197	—	4,197
Impairment of Goodwill & Intangibles	—	—	15,780	—	15,780
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	8,076	—	—	—	8,076
Defined benefit pension plan expense	—	—	(1,713)	—	(1,713)
Contribution to defined benefit pension plan	—	—	(1,555)	—	(1,555)
Loss (gain) on sale of property, plant and equipment	7	(27)	(333)	—	(353)
Equity in earnings in nonconsolidated subsidiaries	(55,487)	(37,939)	—	93,426	—
Deferred income taxes	729	1,791	(1,706)	—	814
Changes in assets and liabilities:
Net working capital	(28,948)	(40,255)	(26,432)	(1,277)	(96,912)
Other noncurrent liabilities	(762)	387	(874)	—	(1,249)
Income taxes payable (refundable)	(23,256)	(1,066)	15,099	—	(9,223)
Net cash flows from operating activities	(936)	4,203	64,849	(63)	68,053
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,940)	(9,546)	(22,433)	—	(48,919)
Proceeds from sale of assets	39	232	64,515	—	64,786
Acquisitions, net of cash acquired	(57,805)	—	(67,504)	—	(125,309)
Settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	28,299	(3,683)	(27,050)	63	(2,371)
Net cash flows from investing activities	(48,028)	(12,997)	(52,472)	63	(113,434)
Cash flows from financing activities:
Payments under short-term agreements	—	—	3,217	—	3,217
Proceeds from long-term borrowings	236,936	—	—	—	236,936
Principal payments on long-term borrowings	(252,219)	—	(733)	—	(252,952)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(25,415)	—	—	—	(25,415)
Dividends to noncontrolling interest	—	—	(5,737)	—	(5,737)
Intercompany dividends	123,363	11,296	(134,659)	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Purchase of treasury shares	(86,919)	—	—	—	(86,919)
Intercompany capital contribution	(3,492)	3,492	—	—	—
Proceeds from exercises under stock plans	6,376	—	—	—	6,376
Purchase of common treasury shares - stock plan exercises	(1,914)	—	—	—	(1,914)
Net cash flows from financing activities	(8,073)	14,788	(143,422)	—	(136,707)
Effect of exchange rate changes on cash and cash equivalents	—	(670)	(14,425)	—	(15,095)
Net change in cash and cash equivalents	(57,037)	5,324	(145,470)	—	(197,183)
Cash and cash equivalents—beginning of year	83,329	5,304	404,172	—	492,805
Cash and cash equivalents—end of period	$26,292	$10,628	$258,702	$—	$295,622

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Thirty-nine weeks ended
	September 28, 2019	September 29, 2018	% Incr. (Decr.)	September 28, 2019	September 29, 2018	% Incr. (Decr.)
Consolidated
Net sales	$690.3	$678.7	1.7%	$2,083.4	$2,059.8	1.1%
Gross profit	176.1	164.3	7.2%	521.6	508.6	2.6%
as a percent of sales	25.5%	24.2%		25.0%	24.7%
SG&A expense	112.2	126.0	(11.0)%	339.0	$342.6	(1.1)%
as a percent of sales	16.3%	18.6%		16.3%	16.6%
Operating income	63.9	38.4	66.4%	182.7	166.0	10.1%
as a percent of sales	9.3%	5.7%		8.8%	8.1%
Net interest expense	9.0	10.0	(10.0)%	27.2	30.1	(9.6)%
Effective tax rate	24.6%	56.5%		24.8%	30.5%
Net earnings	$40.1	$4.4	811.4%	$118.0	$76.7	53.8%
Diluted earnings per share	$1.85	$0.20	825.0%	$5.41	$3.40	59.1%
Engineered Support Structures (ESS)
Net sales	$266.5	$248.4	7.3%	$752.0	$710.4	5.9%
Gross profit	62.4	58.3	7.0%	177.8	164.5	8.1%
SG&A expense	40.5	41.8	(3.1)%	122.6	128.1	(4.3)%
Operating income	21.9	16.5	32.7%	55.2	36.4	51.6%
Utility Support Structures (Utility)
Net sales	$204.2	$218.0	(6.3)%	$656.5	$624.4	5.1%
Gross profit	44.0	41.1	7.1%	133.6	127.0	5.2%
SG&A expense	23.7	39.0	(39.2)%	72.2	80.7	(10.5)%
Operating income	20.3	2.1	866.7%	61.4	46.3	32.6%
Coatings
Net sales	$76.9	$74.5	3.2%	$228.3	$217.5	5.0%
Gross profit	24.0	23.8	0.8%	71.7	68.6	4.5%
SG&A expense	10.1	9.4	7.4%	32.7	27.5	18.9%
Operating income	13.9	14.4	(3.5)%	39.0	41.1	(5.1)%
Irrigation
Net sales	$142.7	$137.8	3.6%	$446.6	$484.4	(7.8)%
Gross profit	42.9	44.0	(2.5)%	133.0	153.2	(13.2)%
SG&A expense	24.7	22.7	8.8%	73.1	70.3	4.0%
Operating income	18.2	21.3	(14.6)%	59.9	82.9	(27.7)%
Other
Net sales	$—	$—	NM	$—	$23.1	(100.0)%
Gross profit	—	—	NM	—	0.8	(100.0)%
SG&A expense	—	—	NM	—	1.7	(100.0)%
Operating income	—	—	NM	—	(0.9)	(100.0)%
Adjustment to LIFO inventory valuation method
Gross profit	$2.8	$(2.8)	NM	$5.5	$(5.5)	NM
Operating income	2.8	(2.8)	NM	5.5	(5.5)	NM
Net corporate expense
SG&A expense	$13.2	$13.1	0.8%	$38.4	$34.3	12.0%
Operating loss	(13.2)	(13.1)	(0.8)%	(38.4)	(34.3)	(12.0)%
NM=Not meaningful

Overview
On a consolidated basis, net sales were higher in the third quarter of 2019, as compared to 2018, due to higher sales in the ESS, Coatings, and Irrigation segments and lower sales for the Utility segment. Net sales were higher in the first three quarters of 2019, as compared with the same period in 2018, due to higher sales in the ESS, Utility, and Coatings segments that were offset by lower sales in the Irrigation and Other segments. The change in net sales in the third quarter and first three quarters of fiscal 2019, as compared with the same periods in fiscal 2018, is as follows:

	Third quarter
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$678.7	$248.4	$218.0	$74.5	$137.8	$—
Volume	(9.8)	15.0	(27.7)	(6.1)	9.0	—
Pricing/mix	12.6	0.5	12.8	2.8	(3.5)	—
Acquisition/(divestiture)	17.4	8.4	2.1	6.9	—	—
Currency translation	(8.6)	(5.8)	(1.0)	(1.2)	(0.6)	—
Sales - 2019	$690.3	$266.5	$204.2	$76.9	$142.7	$—

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$2,059.8	$710.4	$624.4	$217.5	$484.4	$23.1
Volume	(77.4)	28.0	(48.0)	(18.7)	(38.7)	—
Pricing/mix	70.5	18.1	40.1	9.4	2.9	—
Acquisition/(divestiture)	70.4	20.3	43.9	25.1	4.2	(23.1)
Currency translation	(39.9)	(24.8)	(3.9)	(5.0)	(6.2)	—
Sales - 2019	$2,083.4	$752.0	$656.5	$228.3	$446.6	$—
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.

Average steel prices for both hot rolled coil and plate were lower in North America and China in the third quarter of 2019, as compared to 2018, contributing to lower cost of sales and improved gross profit.

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

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS and Utility segments, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $6.2 million and $17.7 million in the third quarter and first three quarters of 2018. The decrease in the third quarter and first three quarters of 2018 gross profit and operating income due to restructuring expense by segment is as follows:

Gross Profit	Total	ESS	Utility	Corporate
Third quarter	$3.9	$3.4	$0.5	$—

Year-to-date	$10.8	$8.0	$2.8	$—

Operating Income	Total	ESS	Utility	Corporate
Third quarter	$6.2	$5.7	$0.5	$—

Year-to-date	$17.7	$14.8	$2.8	$0.1

Currency Translation

In the third quarter and first three quarters of 2019, we realized a decrease in operating profit, as compared with 2018, due in part to currency translation effects associated with a stronger U.S. dollar against most foreign currencies. The breakdown of this effect by segment was as follows:

	Total	ESS	Coatings	Irrigation	Corporate
Third quarter	$(0.7)	$(0.5)	$(0.1)	$(0.1)	$—

Year-to-date	$(2.2)	$(1.2)	$(0.4)	$(0.7)	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross margin (gross profit as a percent of sales) was higher in the third quarter and first three quarters of 2019, as compared with the same periods in 2018 attributed to lower raw material costs across the Company and improved selling prices across our infrastructure businesses. In the third quarter and first three quarters of 2019, gross profit increased for the ESS, Utility, and Coatings segments and decreased for the Irrigation segment. On a year-to-date basis, lower sales volumes and associated operating deleverage of fixed costs led to the decline for the Irrigation segment.

SG&A expenses decreased in the third quarter and first three quarters of 2019, as compared to the same periods in 2018. The decrease was due to impairment of the goodwill and trade name of the Offshore business in the third quarter of 2018 of $15.8 million and restructuring costs incurred in the third quarter and first three quarters of 2018 totaling $2.3 million and $6.9 million, respectively. These decreases were partially offset by SG&A expenses from acquired businesses and higher deferred compensation expense (offset by an increase of the same amount in other income).

    In the third quarter and first three quarters of 2019, as compared to the same periods in 2018, operating income was higher in the ESS and Utility segments and lower in the Irrigation and Coatings segments. The overall increase in operating income in the third quarter and first three quarters of 2019 is primarily attributable to the Offshore goodwill and tradename impairment and restructuring costs incurred in 2018 and a lower cost structure resulting from those activities in 2019.

Net Interest Expense and Debt

Net interest expense in the third quarter and first three quarters of 2019, as compared to 2018, was lower due to a refinancing related to retiring $250.2 million senior unsecured notes due 2020 at 6.625% in the third quarter of 2018 and issuing new senior unsecured notes of $200.0 million due 2044 and $55.0 million due 2054 at 5.0% and 5.25%, respectively. Costs associated with the refinancing of debt in the third quarter of 2018 totaled $14.8 million. In addition, the Company entered into certain cross currency swaps in 2018, which effectively swaps the Company's U.S. denominated debt for euro and Danish kroner debt at lower interest rates that resulted in lower interest expense. Interest income was lower in the first three quarters of 2019, as compared to 2018, due to having less cash on hand to invest.

Other Income/Expenses

The change in other income/expenses in the third quarter of 2019, as compared to 2018, was due to the change in valuation of deferred compensation assets which resulted in less other income of $0.7 million. On a year-to-date basis, deferred compensation assets resulted in additional other income of $3.6 million. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of 2019 was 24.5% and 24.7%, compared to 56.5% and 30.5% in the third quarter and first three quarters of 2018. The decrease in effective tax rate results from the impairment of goodwill and trade name of the Offshore business that are not tax deductible and restructuring activities recognized in 2018.

Earnings attributable to noncontrolling interests was lower in the third quarter and first three quarters of 2019, as compared to 2018, due to lower earnings of certain less than 100%-owned subsidiaries.

Cash Flows from Operations

Our cash flows provided by operations was $239.2 million in the first three quarters of fiscal 2019, as compared with $68.1 million provided by operations in the first three quarters of 2018. The increase in operating cash flow in the first three quarters of 2019, as compared with 2018, was due to improved working capital management. The lower working capital is primarily attributed to a larger liability for customer billings in excess of costs and earnings (accrued expenses). This was partially offset by the 2019 Delta pension plan contribution (the 2018 annual payment was contributed early in December 2017) which is a use of cash flows from operations.

ESS segment
The increase in sales in the third quarter and first three quarters of 2019, as compared with the same periods in 2018, was due to sales volume increase, higher sales prices, and recent acquisitions. The sales increase was partially offset by $5.8 million and $24.8 million of unfavorable currency translation effects, respectively.
Global lighting and traffic, and highway safety product sales in the third quarter and first three quarters of 2019 was higher by $8.1 million and $7.5 million, as compared to the same periods in fiscal 2018. In the third quarter and first three quarters of 2019, as compared to the same periods in 2018, sales pricing improved in North America across commercial and transportation markets and volume increased. Lower sales volumes mainly due to the ceasing of operations in Morocco and unfavorable currency translation effects contributed to lower sales in Europe. Highway safety product sales volumes decreased in the third quarter and first three quarters of 2019, as compared to 2018, due primarily to a slowdown in government spending in Australia and India.
Communication product line sales were higher by $12.4 million and $29.0 million in the third quarter and first three quarters of 2019, as compared with 2018. In North America, component and structure sales volumes increased in the third quarter and first three quarters of 2019 due to higher demand from the network expansion by providers and the sales contribution from the acquisition of Larson Camouflage and Connect-It. In Asia-Pacific, sales volumes decreased due to lower demand in China and Australia.
Access Systems product line net sales decreased in the third quarter and first three quarters of 2019, as compared to 2018, by $4.0 million and $6.6 million, respectively. Sales volume declines and unfavorable foreign currency translation for the Australia business drove the decrease in sales.
Gross profit, as a percentage of sales, and operating income for the segment were higher in the third quarter and first three quarters of 2019, as compared to 2018, due to improved sales pricing, restructuring costs incurred in 2018, and recent acquisitions. These improvements in profitability were partially offset in the third quarter of 2019 by an approximately $7 million loss recognized on certain access systems projects. SG&A spending was lower in the third quarter and first three quarters of 2019 due to foreign currency translation effects, restructuring costs incurred in 2018 and benefits realized in 2019 related to those activities. The SG&A expenses from acquisitions completed in the previous twelve months partially offset the decrease in SG&A in 2019. In the third quarter and first three quarters of 2018, the segment incurred $3.4 million and $8.0 million of restructuring costs within product cost of sales and $2.3 million and $6.8 million within SG&A expenses, respectively.
Utility segment
In the Utility segment, sales decreased in the third quarter of 2019, as compared with 2018, due to lower volumes and currency translation effects that were partially offset by an increase in average sales prices. Most of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Specific to North America, the average sales price increase was partially offset by lower sales volumes for steel utility structures; concrete utility structure sales volumes were higher in the third quarter and first three quarters of 2019, as compared to the same periods in 2018 due to good demand. The 2018 acquisitions of Convert and Derit contributed $43.9 million of sales increases in the first three quarters of 2019, as compared with 2018.
Offshore and other complex structures sales decreased in the third quarter 2019, as compared to 2018, due to lower volumes and unfavorable currency translation effects. Sales were flat on a year-to-date basis due to higher volumes that were offset by less favorable sales pricing and currency translation effects.
Gross profit increased in the third quarter and first three quarters of 2019, as compared to 2018, due to recent acquisitions and improved sales mix and pricing for the North America utility business. The increase in gross profit for the first three quarters of 2019, as compared to 2018, was partially offset by $3.0 million of second quarter 2019 inspection costs to finalize the requirements from a 2015 commercial settlement. SG&A expense was lower in the third quarter and first three quarters of 2019, as compared with 2018, due to the 2018 goodwill and trade name impairment of the Offshore business of $15.8 million, expenses of Derit and Convert and higher sales commissions. Excluding the goodwill and trade name impairment and inspection costs, operating income increased in the third quarter and first three quarters of 2019 due to improved sales mix and pricing in North America and restructuring activities undertaken in 2018.
Coatings segment
Coatings segment sales increased in the third quarter and first three quarters of 2019, as compared to the same periods in 2018, due to higher sales prices and recent acquisitions. Sales volume demand decreased in North America in the third quarter and first three quarters of 2019, as compared to 2018, but was more than offset by price actions and revenue contributions from the United acquisition. In the Asia-Pacific region, the acquisition of Derit and CSP Coatings and price increases to recover zinc cost increases drove improved sales in the third quarter and first three quarters of 2019.
SG&A expense was higher in the third quarter and first three quarters of 2019, as compared to 2018, due to SG&A expenses of recent acquisitions and approximately $3.0 million of one-time expenses associated with a legal settlement in the second quarter of 2019. Operating income was lower in the third quarter and first three quarters of 2019, compared to the same periods in 2018, due to volume decreases globally and non-recurring legal expenses. The decrease was partially offset by contributions from the acquisition of United and CSP Coatings and improved sales pricing.
Irrigation segment
The increase in Irrigation segment net sales in the third quarter of 2019, as compared to 2018, is primarily due to sales volume increases in North America. On a year-to-date basis, the decrease in Irrigation segment net sales is due to lower sales volumes in North America and international markets and unfavorable currency translation effects, partially offset by improved sales pricing. Continued low commodity prices and uncertainty around trade disputes with China caused growers to delay irrigation purchases. However, sales of technology-related products and services continue to grow, as growers are increasing adoption of technology to reduce costs and enhance profitability. International sales volumes of irrigation and service parts decreased in the third quarter and first three quarters of 2019, as compared to the same periods in 2018, due to reduced volumes and unfavorable currency translation effects.
SG&A was higher in the third quarter and the first three quarters of 2019, as compared to 2018, due to 2018 acquisitions and higher product development expenses. Operating income for the segment decreased in the third quarter and first three quarters of 2019 over the same periods in 2018, due to lower tubing and international irrigation sales volumes and associated operating deleverage of fixed factory and SG&A costs.
Other
At the end of April 2018, the Company completed the sale of Donhad, a mining consumable business with operations in Australia. There are no remaining businesses recorded within Other.
LIFO expense
Unit costs of raw materials in the U.S. decreased in the first three quarters of 2019, as compared to the end of 2018, resulting in a LIFO benefit during 2019. In the first three quarters of 2018, unit costs of raw materials in the U.S. increased, as compared to the end of 2017, resulting in LIFO expense in 2018.
Net corporate expense
Corporate SG&A expense in the third quarter of 2019 approximated the amount recognized in the same quarter of 2018. Corporate SG&A expense was higher in the first three quarters of 2019, as compared to the same period in 2018, due to $3.6 million of increased appreciation of deferred compensation plan assets. The increase in deferred compensation plan assets is offset by the same amount in other income/expenses.
Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $857.5 million at September 28, 2019, as compared to $931.6 million at December 29, 2018. The decrease in net working capital in 2019 is attributed to higher accrued expenses primarily due to a higher balance in customer billings in excess of costs and earnings. Cash flow provided by operations was $239.2 million in the first three quarters of 2019, as compared with $68.1 million in first three quarters of 2018. The increase in operating cash flows in the first three quarters of 2019, as compared to 2018, was primarily the result of improved working capital management this year.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2019 was $72.0 million, as compared to $48.9 million for the same period in 2018. The increase in investing cash outflows in the first three quarters of 2019, as compared to 2018, can be attributed to lower proceeds from the sale of assets due to the sale of our mining consumable business in 2018. Capital spending projects in 2019 and 2018 related to certain facility expansions and investments in machinery and equipment across all businesses. We expect our capital spending for the 2019 fiscal year to be approximately $90 to $100 million.
Financing Cash Flows-Our total interest‑bearing debt was $784.6 million at September 28, 2019 and $753.3 at December 29, 2018. Financing cash flows changed from an outflow of $136.7 million in the first three quarters of 2018 to an outflow of $82.7 million for the first three quarters of 2019. The decrease in financing cash outflows in the first three quarters of 2019, as compared to 2018, was due to higher net borrowings and lower purchases of treasury shares under our share repurchase program in 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 126,734 treasury shares for approximately $16.8 million under our share repurchase program during the third quarter of 2019. As of September 28, 2019, we have approximately $212.2 million open under this authorization to repurchase shares in the future.
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

Our debt financing at September 28, 2019 is primarily long-term debt consisting of:

•	$450 million face value ($436.3 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$305 million face value ($297.5 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

•	We are allowed to repurchase the notes at specified prepayment premiums. Both tranches of these notes are guaranteed by certain of our subsidiaries.

At September 28, 2019 and December 29, 2018, we had $28.4 million and $5.7 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 28, 2019, we had the ability to borrow $557.0 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $131.3 million, $112.0 million of which was unused at September 28, 2019.

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

At September 28, 2019, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 28, 2019 were as follows (in 000's):

Interest-bearing debt	$784,593
Adjusted EBITDA-last four quarters	327,014
Leverage ratio	2.40

Adjusted EBITDA-last four quarters	$327,014
Interest expense-last four quarters	40,389
Interest earned ratio	8.10

The calculation of Adjusted EBITDA-last four quarters (September 30, 2018 through September 28, 2019) is as follows. The last four quarters information ended September 28, 2019 is calculated by taking the full fiscal year ended December 29, 2018, subtracting the first three quarters ended September 29, 2018, and adding the first three quarters ended September 28, 2019.

Net cash flows from operations	$324,185
Interest expense	40,389
Income tax expense	47,258
Impairment of property, plant and equipment	(803)
Gain on investment	48
Deferred income tax benefit	(4,625)
Noncontrolling interest	(4,534)
Stock-based compensation	(11,205)
Pension plan expense	920
Contribution to pension plan	17,408
Changes in assets and liabilities	(104,815)
Other	338
EBITDA	304,564
Cash restructuring expenses	15,566
EBITDA from acquisitions (months not owned)	2,411
Impairment of property, plant and equipment	4,473
Adjusted EBITDA	$327,014

Net earnings attributable to Valmont Industries, Inc.	$135,684
Interest expense	40,389
Income tax expense	47,258
Depreciation and amortization expense	81,233
EBITDA	304,564
Cash restructuring expenses	15,566
EBITDA from acquisitions (months not owned)	2,411
Impairment of property, plant, and equipment	4,473
Adjusted EBITDA	$327,014
Our businesses are cyclical, but we have diversity in our markets from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs.
At the end of the third quarter of 2019, the unremitted foreign earnings were approximately $312.3 million as a result of dividends that were paid. While the tax on these foreign earnings resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, an actual repatriation from our non-U.S. subsidiaries may still be subject to foreign withholding taxes and U.S. state income taxes. Our earnings in our non-U.S. subsidiaries are not indefinitely reinvested. Of our cash balances of $327.2 million at September 28, 2019, approximately $139.0 million is held in our non-U.S. subsidiaries. We recorded deferred income taxes for foreign withholding taxes and U.S. state income taxes of $3.3 million and $0.6 million, respectively.

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
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 29, 2018 during the nine months ended September 28, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes in the company's market risk during the quarter ended September 28, 2019. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 29, 2018.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
June 30, 2019 to July 27, 2019	30,430	$127.78	37,375	$225,128,000
July 28, 2019 to August 31, 2019	56,178	132.28	153,791	217,697,000
September 1, 2019 to September 28, 2019	40,126	137.14	45,157	212,194,000
Total	126,734	$132.74	236,323	$212,194,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 28, 2019, we have acquired 5,864,872 shares for approximately $787.8 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ MARK C. JAKSICH
Mark C. Jaksich Executive Vice President and Chief Financial Officer
Dated this 31st day of October, 2019.