Form 10-K
period 2019-12-28
VALMONT INDUSTRIES INC
filed 2020-02-26
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

At February 20, 2020 there were 21,544,582 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 29, 2019 was $2,908,458,040.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 28, 2020 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 28, 2019, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2019

PART I
ITEM 1. BUSINESS.

(a)	General Description of Business
General
We are a diversified global producer of highly-engineered fabricated metal products. In our Engineered Support Structures (ESS) segment, we are a leading producer of steel, aluminum and composite poles, towers, and components for the global lighting, traffic, and wireless communications markets. The ESS segment also produces engineered access systems, highway safety products, and integrated structure solutions for smart cities. Our Utilities Support Structures (Utility) segment manufactures steel and concrete pole structures for global utility transmission, distribution and generation platforms primarily in the United States. The Utility segment also produces complex steel energy generation structures sold outside the United States and engineered solar tracking solutions globally. Our Irrigation segment is a global producer of mechanized irrigation systems, provider of water management solutions for large-scale production agriculture, and technology for precision agriculture. Our Coatings segment provides global galvanizing, painting and anodizing services to preserve and protect metal products.
Our ESS segment sells the following products: outdoor lighting, traffic control, and roadway safety structures, wireless communication structures and components, and engineered access systems. Our Utility segment sells pole structures to support electrical transmission and distribution lines and related power distribution equipment. Our Irrigation segment produces mechanized irrigation equipment and related services that deliver water, fertilizers, herbicides, and pesticides to agricultural crops. Our Coatings segment provides coatings services for Valmont and other industrial customers. Customers and end-users of our products include municipalities and government entities globally, manufacturers of commercial lighting fixtures (OEM), contractors, telecommunications and utility companies, and large farming operations, as well as the general manufacturing sector. In 2019, approximately 31% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).
Business Strategy
Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:
Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, engineering proficiency, technological innovation and consistent high quality. For example, our Utility segment increased its 2018 sales by offering substations that are prepackaged to simplify our customer's installation and PyraMAX transmission structures.
Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently serve and where end-users do not currently purchase our type of product. For example, we have expanded our geographic presence in Europe, the Middle East, and North Africa for lighting structures. This strategy led to us building manufacturing presences in China and India to expand our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new emerging markets for mechanized irrigation around the world. In recent years, these markets include Central and Eastern Europe and African countries.
Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years we developed and sold structures for tramway applications in Europe. The customers for this product line include many of the state and local governments that purchase our lighting structures. Another example is the development and expansion of decorative lighting poles that have been introduced to our existing customer base. Our 2018 acquisition of Walpar, an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market is another example of this strategy. The 2019 acquisition of Larson Camouflage, an industry leader in wireless communication concealment solutions give us the ability to offer integrated solutions to mobile carriers and other wireless communication customers around the world.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify our Business is a path to increase sales. For example, the establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment. The decorative lighting market has different requirements and preferences than our traditional transportation and commercial markets. For example, our joint venture with Tehomet provided expertise in the decorative wood pole market. The 2018 acquisition of Convert Italia SpA, gave us a presence in engineered solar tracking products that we believe are complementary to our existing products and provide us with future growth opportunities.
Acquisitions
We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):
2015

•	Acquisition of a galvanizing business located in Hammonton, New Jersey (Coatings)
2016

•	Acquisition of the remaining 30% not previously owned of IGC Galvanizing Industries (M) Sdn Bhd (Coatings)

•	Acquisition of 5.2% of the remaining 10% not previously owned of Valmont SM (Utility)
2017

•	Acquisition of a highway safety business (Aircon) that manufactures guardrails, structural metal products, and solar structural products in India (ESS)
2018

•	Acquisition of an integrator of prepackaged pump stations (Irrigation)

•	Acquisition of a worldwide provider of parts for agricultural irrigation equipment, Irrigation Components International (ICI), located in the United States (Irrigation)

•	Acquisition of an engineering and manufacturer of overhead sign structures (Walpar) located in Southeast United States (ESS)

•	Acquisition of 75% of a provider of engineered solar tracker solutions (Convert Italia SpA) headquartered in Italy (Utility)

•	Acquisition of a steel lattice structures producer located in India (Utility)

•	Acquisition of a galvanizing business located in New Zealand (Coatings)
2019

•	Acquisition of a wireless communication concealment solutions provider (Larson Camouflage) headquartered in Arizona (ESS)

•	Acquisition of the remaining 4.8% not previously owned of Valmont SM (Utility)

•	Acquisition of a galvanizing business located in Texas (Coatings)

•	Acquisition of a manufacturer and distributor of wireless site components and safety products in Florida (ESS)
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

Utility Support Structures: This segment consists of the manufacture of engineered steel and concrete structures for global utility transmission, distribution, substations, and renewable energy generation equipment;
Coatings: This segment consists of galvanizing, painting, and anodizing services to preserve and protect metal products; and
Irrigation: This segment consists of the manufacture of agricultural irrigation equipment, parts, services and tubular products, water management solutions, and technology for precision agriculture.
In addition to these four reportable segments, there are other businesses and activities which are not more than 10% of consolidated sales, operating income or assets. This includes the manufacture of forged steel grinding media for the mining industry and is reported in the "Other" category until its divestiture in 2018.

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
We also engineer, manufacture, and distribute a broad range of structures (poles and towers), camouflage concealment solutions, and components serving the wireless communication market. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to a structure and to connect cabling and other parts from the antennas to the shelter). Larger mono-pole structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these mono-pole structures, design is important to ensure each structure meets performance and safety specifications. We do not provide any significant installation services on the structures we sell or manufacture. We also produce and distribute access systems that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. Products offered in this product line include floor gratings, handrails, barriers and sunscreens. We also produce a line of engineered products which are used in architectural applications. Examples of these products are perforated metal sun screens and facades that can be used on building structures to improve shading and aesthetics.
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
Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at a reasonable price. We compete on the basis of product quality, engineering expertise, high levels of customer service and reliable, timely delivery of the product. There are a number of competitors in North America, but there are many competitors in international markets. Companies compete on the basis of price, quality and service. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criteria in the bid process. We also sell on a preferred-provider basis to certain large utility customers. These contractual arrangements often last between 3 and 5 years and are frequently renewed. For offshore and complex steel structures, we compete based on our ability to co-engineer and design solutions with customers. We are one of a limited number of competitors that can execute advanced order production of complex steel constructions that entail electronics, hydraulics, and highly automated series production for very customized products.
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
Irrigation Segment (Irrigation)
Products Produced—We manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valley irrigation machine usually is powered by electricity and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. One of the key components of our irrigation machine is the control system. This is the part of the machine that allows the machine to be operated in the manner preferred by the grower, offering control of such factors as on/off timing, individual field sector control, rate and depth of water and chemical application. Our advanced technology solutions include a suite of smart panels and remote management of irrigation machines through smartphone, tablet, or centralized computer control. Irrigation net sales in 2019, 2018, and 2017 included technology sales of $56.7 million, $45.3 million, and $43.4 million, respectively. We also offer customized water application and scheduling services, which provide forecast information to assist growers in determining precision of water application on the field. Our water management group also provides product and service sales related to the delivery of water through mechanized irrigation equipment. The irrigation machine used in international markets is substantially the same as the one produced for the North American market.
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
The Company through its ownership in AgSense LLC, develops and markets remote monitoring technology for pivot irrigation systems that is sold on a subscription basis. AgSense technology allows growers to remotely monitor and operate irrigation equipment and other farm implements. Data management and control is achieved using applications running on either a desktop Internet browser or various mobile devices connected to the Internet. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in the transportation and other industries.
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
Backlog.
The backlog of orders for the principal products manufactured and marketed was $924.1 million at the end of the 2019 fiscal year and $644.7 million at the end of the 2018 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2019 backlog of orders will be filled during fiscal year 2020. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/28/2019	12/29/2018
Engineered Support Structures	$254.0	$257.4
Utility Support Structures	615.0	325.9
Irrigation	55.0	59.7
Coatings	0.1	1.7
	$924.1	$644.7

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
Number of Employees.
At December 28, 2019, we had 9,862 employees.

(d)	Available Information
We make available, free of charge through our web site at http://www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.
The following risk factors describe various risks that may affect our business, financial condition and operations.
The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.
Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $600 million in 2019 and 2018. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

The end users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies and export levels decrease. In addition, weather conditions, such as extreme drought may result in reduced availability of water for irrigation, and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen‑based fertilizer (which uses natural gas as a major ingredient). Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. As of November 2019, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2019 net farm income to be $92.5 billion, up 10.2 percent from the USDA’s final U.S. 2018 net farm income of $84.0 billion.
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

•	international trade disputes, import duties, tariffs, and quotas, since we import some steel and aluminum finished components/products for various product lines.

Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability.
Rising steel prices in 2018 and 2017 put pressure on gross profit margins, especially in our Engineered Support Structures segment. The elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of the sales in the Engineered Support Structures and Utility Support Structures segments are fixed price contracts, rapid increases in steel costs likely will result in lower operating income. Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred in North America in 2019. Decreases in our product sales pricing and volumes offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $63 million for the year ended December 28, 2019.
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

We may lose some of our foreign investment or our foreign sales and profits may decline because of risks of doing business in foreign markets, including trade relations and tariffs.

We are an international manufacturing company with operations around the world. At December 28, 2019, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2019, approximately 31% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe, and health issues, such as the outbreak and spread of coronavirus in China. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets.
Demand for our products and our profitability are affected by trade relations between countries. We also have a significant manufacturing presence in Australia, Europe and China. These operations are affected by U.S. trade policies, such as additional tariffs on a broad range of imports, and retaliatory actions by foreign countries, most recently China, which have impacted sales of our products. In addition, there can be a derived indirect impact on demand for our products arising from quotas, restrictions, and retaliatory tariffs (e.g. China tariffs on imported soybeans affects U.S. net farm income).

We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

•	political and economic instability, resulting in the reduction of the value of, or the loss of, our investment;

•	recessions in economies of countries in which we have business operations, decreasing our international sales;

•	natural disasters and public health issues in our geographic markets, negatively impacting our workforce, manufacturing capability, and sales;

•	difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits;

•	potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;

•	difficulties in enforcing our rights outside the United States for patents on our manufacturing machinery, poles and irrigation designs;

•	increases in tariffs, export controls, taxes and other trade barriers reducing our international sales and our profit on these sales; and

•	acts of war or terrorism.
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
We sell our products in many countries around the world. Approximately 32% of our fiscal 2019 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.
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
As of December 28, 2019, we had $787.5 million of total indebtedness outstanding. We had $556.6 million of capacity to borrow under our revolving credit facility at December 28, 2019. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

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
We had $353.5 million of cash at December 28, 2019, which mitigates a portion of the risk associated with our debt. Approximately 47% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.
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
Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 28, 2019, covered approximately 6,500 inactive or retired former Delta employees. The plan has no active employees as members. At December 28, 2019, this plan was, for accounting purposes, underfunded by approximately £107.1 million ($140.0 million). The current agreement with the trustees of the pension plan for annual funding is approximately £13.1 million ($17.1 million) in respect of the funding shortfall and approximately £1.3 million ($1.7 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

•
Laws and regulations in the United Kingdom normally require the plan trustees and us to agree on a new funding plan every three years. The next funding plan will be developed in 2022. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.

•
The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £107.1 million ($140.0 million) assumed for accounting purposes as of December 28, 2019. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to fund the Company’s future growth of the business or finance other obligations.

Our operations could be adversely affected if our information technology systems are compromised or otherwise subjected to cyber crimes.

Cyber crime continually increases in sophistication and may pose a significant risk to the security of our information technology systems and networks, which if breached could materially adversely affect the confidentiality, availability and integrity of our data. Our operations involve transferring data across national borders, and we must comply with increasingly complex and rigorous standards to protect business and personal data in the U.S. and foreign countries, including members of the European Union. We protect our sensitive information and confidential personal data, our facilities and information technology systems, but we may be vulnerable to future security breaches. This could lead to legal risk, fines and penalties, negative publicity, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes and operational disruptions, which could adversely affect our reputation, competitiveness and results of operations.
Regulatory and business developments regarding climate change could adversely impact our operations and demand for our products.
Regulatory and business developments regarding climate change could adversely impact our operations. We follow the scientific discussion on climate change and related legislative and regulatory enactments, including those under consideration, to deliberate the potential impact on our operations and demand for our products. The scientific discussion on the presence and scope of climate change and the attention that domestic and international legislatures and regulatory authorities have given to enacting or considering laws or rules related to climate change are expected to continue. The production and market for our products are subject to the impact of laws and rules related to climate change. Our customers, and our operating segments, are exposed to risks of increased costs to comply with such laws and rules, including increased costs for raw materials and transportation, as well as exposure to damage to our respective business reputations upon any failure of compliance. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are currently located in a leased facility in Omaha, Nebraska, under a lease expiring in 2021. Our corporate headquarters will move to a new leased facility in Omaha, Nebraska, expected to open in 2021. The headquarters of the Company’s reportable segments are located in Valley, Nebraska. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France, Monterrey, Mexico, and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expanding capacities where needed. Our principal operating locations by reportable segment are listed below.
Engineered Support Structures segment North America manufacturing locations are in Nebraska, Texas, Alabama, Indiana, Minnesota, Oregon, South Carolina, Washington, Arizona and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California, Florida, Georgia, and Texas. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, both of which are owned facilities.
Utility Support Structures segment North America manufacturing locations are in Alabama, Georgia, Florida, California, Texas, Oklahoma, Tennessee, Kansas, Nebraska and Mexico. The largest of these operations are in Tulsa, Oklahoma and Monterrey, Mexico. The Tulsa and Monterrey facilities are owned. The largest principal international manufacturing location is Denmark which is owned and there are also manufacturing locations in China, Italy and India.

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
Our operations in the "other" category were located in Australia, prior to divestiture in 2018.
ITEM 3. LEGAL PROCEEDINGS.
We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
Information about our Executive Officers
Our executive officers during fiscal 2019, their ages, positions held, and the business experience of each during the past five years are, as follows:
Stephen G. Kaniewski, age 48, President and Chief Executive Officer since December 31, 2017, previously President and Chief Operating Officer since October 2016. Utility Support Structures Group President, August 2015 to October 2016. Vice President of Global Operations for the Irrigation segment in 2014.
Mark C. Jaksich, age 62, Executive Vice President and Chief Financial Officer since February 2014.
Timothy P. Francis, age 43, Senior Vice President and Controller since June 2014.
T. Mitchell Parnell, age 54, Senior Vice President Human Resources since January 2019. Vice President Human Resources, Valmont Engineered Support Structures 2016 - 2018, Vice President Human Resources PPC - Belden 2010 to 2015.
Claudio O. Laterreur, age 53, Senior Vice President and Chief Information Officer since May 2019. US Industrial Products Partner at IBM and North America Vice President for manufacturing at Neoris, from 2013 - 2019.
R. Andrew Massey, age 50, Vice President and Chief Legal & Compliance Officer since 2006.
Teresa M. Hecker, age 51, Vice President Internal Audit since October 2018. Previously Audit Director since December 2017. Audit Director of Conagra Brands, Inc. (CAG) from 2013 to December 2017.
Ellen S. Dasher, age 50, Vice President Global Taxation since December 2015, previously Assistant Director of Taxation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 21,631 shareholders of common stock at December 28, 2019.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2019 to October 26, 2019	44,673	$133.79	44,673	$206,217,000
October 27, 2019 to November 30, 2019	12,909	136.84	12,909	204,451,000
December 1, 2019 to December 28, 2019	—	—	—	204,451,000
Total	57,582	$134.47	57,582	$204,451,000
On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of December 28, 2019, we have acquired 5,922,454 shares for approximately $795.5 million under this share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating Data		(3)		(4)
Net sales	$2,766,976	$2,757,144	$2,745,967	$2,521,676	$2,618,924
Operating income (1)	237,720	202,280	267,080	245,374	131,695
Net earnings attributable to Valmont Industries, Inc. (2)	153,769	94,351	116,240	173,232	40,117
Depreciation and amortization	82,264	82,827	84,957	82,417	91,144
Capital expenditures	97,425	71,985	55,266	57,920	45,468
Per Share Data
Earnings:
Basic (2)	$7.10	$4.23	$5.16	$7.68	$1.72
Diluted (2)	7.06	4.20	5.11	7.63	1.71
Cash dividends declared	1.500	1.500	1.500	1.500	1.500
Financial Position
Working capital	$874,640	$931,605	$1,069,567	$903,368	$860,298
Property, plant and equipment, net	558,129	513,992	518,928	518,335	532,489
Total assets	2,763,411	2,530,274	2,602,250	2,391,731	2,392,382
Long-term debt, including current installments	765,704	742,601	754,854	755,646	757,995
Total Valmont Industries, Inc. shareholders’ equity.	1,111,484	1,059,762	1,112,836	943,482	918,441
Cash flow data:
Net cash flows from operating activities	$307,614	$153,008	$133,148	$232,820	$272,267
Net cash flows from investing activities	(168,150)	(155,445)	(49,615)	(53,049)	(48,171)
Net cash flows from financing activities	(98,950)	(162,110)	(32,010)	(95,158)	(220,005)
Financial Measures
Invested capital(a)	$1,944,369	$1,888,802	$1,906,810	$1,738,978	$1,724,182
Return on invested capital(a)	9.4%	7.8%	10.5%	9.8%	4.8%
Adjusted EBITDA(b)	$326,393	$336,236	$351,987	$326,629	$285,115
Return on beginning shareholders’ equity(c)	14.5%	8.5%	12.3%	18.9%	3.3%
Leverage ratio (d)	2.41	2.24	2.15	2.32	2.66
Year End Data
Shares outstanding (000)	21,544	21,942	22,694	22,521	22,857
Approximate number of shareholders	21,631	21,569	24,801	26,057	27,010
Number of employees	9,862	10,328	10,690	10,552	10,697

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

(3) The Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts with Customers, on a modified retrospective basis as of the first day of fiscal 2018. Revenue recognition for the prior three years presented in this table was under a different basis which was ASC Topic 605. Please see footnote 1 to the financial statements for further information.
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

	2019	2018	2017	2016	2015
Operating income	$237,720	$202,280	$267,080	$245,374	$131,695
Adjusted effective tax rate (1)	24.0%	27.1%	28.1%	30.8%	32.0%
Tax effect on operating income	(57,053)	(54,818)	(75,049)	(75,575)	(42,142)
After-tax operating income	180,667	147,462	192,031	169,799	89,553
Average invested capital	1,916,586	1,897,806	1,822,894	1,731,580	1,874,331
Return on invested capital	9.4%	7.8%	10.5%	9.8%	4.8%
Total assets	2,763,411	2,530,274	2,602,250	2,391,731	2,392,382
Less: Accounts payable	(197,957)	(218,115)	(227,906)	(177,488)	(179,983)
Less: Accrued expenses	(285,209)	(171,233)	(165,455)	(162,318)	(175,947)
Less: Defined benefit pension liability	(140,007)	(143,904)	(189,552)	(209,470)	(179,323)
Less: Deferred compensation	(45,114)	(46,107)	(48,526)	(44,319)	(48,417)
Less: Other noncurrent liabilities	(8,904)	(10,394)	(20,585)	(14,910)	(40,290)
Less: Dividends payable	(8,079)	(8,230)	(8,510)	(8,445)	(8,571)
Less: Lease liability	(85,817)	—	—	—	—
Less: Deferred tax liability	(47,955)	(43,489)	(34,906)	(35,803)	(35,669)
Total Invested capital	$1,944,369	$1,888,802	$1,906,810	$1,738,978	$1,724,182
Beginning of year invested capital	$1,888,802	$1,906,810	$1,738,978	$1,724,182	$2,024,479
Average invested capital	$1,916,586	$1,897,806	$1,822,894	$1,731,580	$1,874,331
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

	2019	2018	2017	2016	2015
Net cash flows from operations	$307,614	$153,008	$133,148	$232,820	$272,267
Interest expense	40,153	44,237	44,645	44,409	44,621
Income tax expense	50,207	43,135	106,145	42,063	47,427
Loss on investment	172	62	(237)	(586)	(4,555)
Change in fair value of contingent consideration	—	—	—	3,242	—
Loss on divestiture of grinding media business	—	(6,084)	—	—	—
Impairment of goodwill and intangible assets	—	(15,780)	—	—	(41,970)
Impairment of property, plant and equipment	—	(5,000)	—	(1,099)	(19,836)
Deferred income tax (expense) benefit	(3,940)	1,659	(39,755)	23,685	(4,858)
Noncontrolling interest	(5,697)	(5,955)	(6,079)	(5,159)	(5,216)
Equity in earnings of nonconsolidated subsidiaries	—	—	—	—	(247)
Stock-based compensation	(11,587)	(10,392)	(10,706)	(9,931)	(7,244)
Pension plan expense	513	2,251	(648)	(1,870)	610
Contribution to pension plan	18,461	1,537	40,245	1,488	16,500
Changes in assets and liabilities, net of acquisitions	(72,016)	61,647	81,305	13,690	(71,863)
Other	2,513	225	3,924	(631)	(2,327)
EBITDA	326,393	264,550	351,987	342,121	223,309
Reversal of contingent liability	—	—	—	(16,591)	—
Impairment of goodwill and intangible assets	—	15,780	—	—	41,970
Cash restructuring expenses	—	29,031	—	—	—
Impairment of assets - restructuring activities	—	12,944	—	1,099	19,836
Loss on divestiture of grinding media business	—	6,084	—	—	—
EBITDA from acquisitions (months not owned by Company)	—	7,847	—	—	—
Adjusted EBITDA	$326,393	$336,236	$351,987	$326,629	$285,115

	2019	2018	2017	2016	2015
Net earnings attributable to Valmont Industries, Inc.	$153,769	$94,351	$116,240	$173,232	$40,117
Interest expense	40,153	44,237	44,645	44,409	44,621
Income tax expense	50,207	43,135	106,145	42,063	47,427
Depreciation and amortization expense	82,264	82,827	84,957	82,417	91,144
EBITDA	326,393	264,550	351,987	342,121	223,309
Reversal of contingent liability	—	—	—	(16,591)	—
Impairment of goodwill and intangible assets	—	15,780	—	—	41,970
Cash restructuring expenses	—	29,031	—	—	—
Impairment of assets - restructuring activities	—	12,944	—	1,099	19,836
Loss on divestiture of grinding media business	—	6,084	—	—	—
EBITDA from acquisitions (months not owned by Company)	—	7,847	—	—	—
Adjusted EBITDA	$326,393	$336,236	$351,987	$326,629	$285,115
Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. During 2018, we incurred $14,820 of costs associated with refinancing of debt. This category of expense is not in the definition of EBITDA for debt covenant calculation purposes per our debt agreements. As such, it was not added back in the Adjusted EBITDA reconciliation to cash flows from operations or net earnings for the year ended December 29, 2018. In October 2017, our revolving credit facility was amended to allow the Company to add-back non-recurring cash restructuring costs in 2018.

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

	2019	2018	2017	2016	2015
Current portion of long-term debt	$760	$779	$966	$851	$1,077
Notes payable to bank	21,774	10,678	161	746	976
Long-term debt	764,944	741,822	753,888	754,795	756,918
Total interest bearing debt	787,478	753,279	755,015	756,392	758,971
Adjusted EBITDA	326,393	336,236	351,987	326,629	285,115
Leverage Ratio	2.41	2.24	2.15	2.32	2.66

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

General

	2019	2018	Change 2019 - 2018	2017	Change 2018 - 2017
	Dollars in millions, except per share amounts
Consolidated
Net sales	$2,767.0	$2,757.1	0.4%	$2,746.0	0.4%
Gross profit	692.5	658.3	5.2%	681.8	(3.4)%
as a percent of sales	25.0%	23.9%		24.8%
SG&A expense	454.8	456.0	(0.3)%	414.7	10.0%
as a percent of sales	16.4%	16.5%		15.1%
Operating income	237.7	202.3	17.5%	267.1	(24.3)%
as a percent of sales	8.6%	7.3%		9.7%
Net interest expense	36.2	39.6	(8.6)%	39.9	(0.8)%
Effective tax rate	24.0%	30.1%		46.5%
Net earnings attributable to Valmont Industries, Inc	153.8	94.4	62.9%	116.2	(18.8)%
Diluted earnings per share	$7.06	$4.20	68.1%	$5.11	(17.8)%
Engineered Support Structures Segment
Net sales	$1,002.1	$967.3	3.6%	$912.2	6.0%
Gross profit	229.0	213.1	7.5%	225.9	(5.7)%
SG&A expense	163.4	178.3	(8.4)%	162.9	9.5%
Operating income	65.6	34.8	88.5%	63.0	(44.8)%
Utility Support Structures Segment
Net sales	$885.6	$855.2	3.6%	$856.3	(0.1)%
Gross profit	187.6	170.5	10.0%	178.4	(4.4)%
SG&A expense	99.8	105.7	(5.6)%	80.6	31.1%
Operating income	87.8	64.8	35.5%	97.8	(33.7)%
Coatings Segment
Net sales	$300.6	$286.7	4.8%	$256.8	11.6%
Gross profit	94.2	91.0	3.5%	78.4	16.1%
SG&A expense	43.2	35.7	21.0%	28.2	26.6%
Operating income	51.0	55.3	(7.8)%	50.2	10.2%
Irrigation Segment
Net sales	$578.7	$624.8	(7.4)%	$644.4	(3.0)%
Gross profit	171.9	192.8	(10.8)%	197.3	(2.3)%
SG&A expense	100.2	95.1	5.4%	95.8	(0.7)%
Operating income	71.7	97.7	(26.6)%	101.5	(3.7)%
Other
Net sales	$—	$23.1	(100.0)%	$76.3	(69.7)%
Gross profit	—	0.8	(100.0)%	7.4	(89.2)%
SG&A expense	—	1.7	(100.0)%	5.3	(67.9)%
Operating income	—	(0.9)	(100.0)%	2.1	(142.9)%
Adjustment to LIFO inventory valuation method
Gross profit	$9.8	$(9.9)	199.0%	$(5.7)	(73.7)%
Operating income	9.8	(9.9)	199.0%	(5.7)	(73.7)%
Net corporate expense
Gross profit	$—	$—	—	$0.1	(100.0)%
SG&A expense	48.2	39.5	22.0%	41.9	(5.7)%
Operating loss	(48.2)	(39.5)	22.0%	(41.8)	(5.5)%

RESULTS OF OPERATIONS
FISCAL 2019 COMPARED WITH FISCAL 2018
Overview
The increase in net sales in 2019, as compared with 2018, was due to higher sales in the ESS, Utility, and Coatings segments that were substantially offset by lower sales in the Irrigation and Other segments. The changes in net sales in 2019, as compared with 2018, were as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other
Sales - 2018	$2,757.1	$967.3	$855.2	$286.7	$624.8	$23.1
Volume	(102.1)	18.1	(60.3)	(15.8)	(44.1)	—
Pricing/mix	82.0	17.6	51.5	11.5	1.4	—
Acquisition/(divestiture)	76.3	27.4	43.9	23.9	4.2	(23.1)
Currency translation	(46.3)	(28.3)	(4.7)	(5.7)	(7.6)	—
Sales - 2019	$2,767.0	$1,002.1	$885.6	$300.6	$578.7	$—
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily directly result in operating income changes.

Average steel index prices for both hot rolled coil and plate were lower in North America and China in 2019, as compared to 2018, resulting in lower average costs of sales and improved gross profit.

The Company acquired the following companies during 2019 and 2018:

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

Restructuring Plan

In February 2018, the Company announced a restructuring plan related to certain operations in 2018, primarily in the ESS segment, through consolidation and other cost-reduction activities (the "2018 Plan"). The Company incurred pre-tax expenses from the 2018 Plan of $34.0 million in 2018.

Currency Translation

In 2019, we realized a reduction in operating profit, as compared with fiscal 2018, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Other	Corporate
Full year	$(1.9)	$(0.8)	$0.1	$(0.5)	$(0.8)	$—	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, the increase in gross margin (gross profit as a percent of sales) in 2019, as compared with 2018, can be attributed to restructuring costs incurred in 2018 of $18.4 million, lower raw material costs, and improved selling prices across our infrastructure businesses. The ESS and Utility segments realized an increase in gross margin in 2019, while Irrigation and Coatings realized a decrease in gross margin.

The Company saw a decrease in selling, general, and administrative (SG&A) expense in 2019, as compared to 2018. The decrease was driven by higher nonrecurring expenses in 2018 including impairment of the goodwill and trade name of the offshore and other complex structures ("Offshore") business totaling $15.8 million, restructuring costs of $15.6 million, expenses from recently acquired businesses of $9.0 million, and acquisition diligence expenses of $4.4 million. The decrease was partially offset by higher deferred compensation expenses of $6.8 million (offset recognized in other expense as described below), and higher compensation and project related costs in 2019.

Operating income was higher for the ESS and Utility segments and lower for the Irrigation and Coatings segments in 2019, as compared to 2018. The overall increase in operating income can be attributed to the Offshore goodwill and trade name impairment and restructuring costs incurred in 2018 and a lower cost structure resulting from those activities in 2019.

Net Interest Expense and Debt

Net interest expense for 2019 was lower than 2018 due to a debt refinancing in the third quarter of 2018 that included retiring $250.2 million senior unsecured notes due 2020 at 6.625% and issuing new senior unsecured notes of $200.0 million due 2044 and $55.0 million due 2054 at 5.0% and 5.25%, respectively. Costs associated with the refinancing of debt totaled $14.8 million. In addition, the Company entered into certain cross currency swaps in 2018 that effectively swaps the Company's U.S. denominated debt for Euro and Danish kroner debt at lower interest rates which reduces interest expense. Interest income was lower in 2019 due to having less cash on hand to invest during the year.

Other Income/Expense

The increase in other income in 2019, as compared with 2018, is due to the change in valuation of deferred compensation assets in 2019 that resulted in additional income of $6.8 million. This amount is offset by a reduction of the same amount in SG&A expense. The Company also divested of its grinding media business in 2018 that resulted in a loss of $6.1 million.

Income Tax Expense

Our effective income tax rate in 2019 and 2018 was 24.0% and 30.1%, respectively. The 2018 tax rate was higher due to certain restructuring costs and impairment charges for which no tax benefits were recorded.

Earnings Attributable to Noncontrolling Interests

Noncontrolling interest expense in 2019 was consistent with 2018.

Cash Flows from Operations

Our cash flows provided by operations was $307.6 million in 2019, as compared with $153.0 million provided by operations in 2018. The increase in operating cash flows was due to improved working capital management offset by higher contributions to the Delta pension plan. The lower working capital is primarily due to a larger liability for customer billings in excess of costs and earnings (accrued expenses). This was partially offset by the 2019 Delta pension plan contribution (the 2018 annual payment was contributed early in December 2017) which is a use of cash flows from operations.

Engineered Support Structures (ESS) segment
The increase in sales in 2019 as compared with 2018, was due to recent acquisitions, improved communication product line sales, and improved sales pricing. Sales were partially offset by unfavorable foreign currency translation effects of $28.3 million.
Global lighting and traffic, and highway safety product sales in 2019 were $2.3 million higher as compared to 2018, due to higher sales pricing and increased sales volumes. Sales volumes and pricing in North America were higher across commercial and transportation markets and also increased due to the acquisition of Walpar. Sales in Europe were lower in 2019, as compared to 2018, due to volume decreases from ceasing manufacturing operations in Morocco and unfavorable foreign currency translation effects as the value of the euro depreciated against the U.S. dollar. Sales volumes in Asia-Pacific were higher in India due to improved demand, offset by lower demand in China for lighting and traffic products. Highway safety product sales decreased in 2019, as compared to 2018, due to a slowdown in government spending in Australia and India and certain project sales in 2018 that did not reoccur in 2019.
Communication product line sales increased by $39.1 million in 2019, as compared with 2018. In North America, communication structure and component sales increased in 2019 due to strong demand from the network expansion by providers and acquisition of Larson and Connect-It. In Asia-Pacific, sales volumes decreased due to lower demand in China and Australia for new wireless communication structures.
Access Systems product line net sales decreased in 2019 by $16.0 million, as compared to 2018. The decrease was attributed to lower sales volumes in Australia and unfavorable foreign currency translation effects.
Gross profit, as a percentage of sales, and operating income for the segment were higher in 2019, as compared to 2018, due to improved sales volume and pricing, restructuring costs incurred in 2018, and recent acquisitions. The improvements in profitability were partially offset by an approximate $7 million loss recognized in 2019 on certain access systems projects and much lower gross profit during the second half of 2019 attributed to weak ANZ access systems market conditions. SG&A spending was lower in 2019, as compared to 2018, due to restructuring costs incurred in 2018 and foreign currency translation effects. The decrease in SG&A expense was partially offset by the expenses of recent acquisitions.
Utility Support Structures (Utility) segment
In the Utility segment, sales increased in 2019 as compared with 2018, due to higher sales pricing in North America and the acquisition of Convert and Derit that was offset by lower North America volumes and unfavorable foreign currency translation effects. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Specific to North America, the average sales price increase was partially offset by lower sales volumes for steel utility structures; concrete utility structure sales volumes were higher. The 2018 acquisitions of Convert and Derit contributed $43.9 million of additional sales in 2019, as compared to 2018.
Offshore and other complex structures sales decreased in 2019, as compared to 2018, due to lower sales pricing and unfavorable foreign currency translation effects, partially offset by sales volume increases.
Gross profit as a percentage of sales increased in 2019, as compared to 2018, due to improved sales pricing in North America and restructuring costs incurred in 2018. SG&A expense was lower in 2019, as compared with 2018, due to the goodwill and trade name impairment recorded in 2018 for Offshore business of $15.8 million that was partially offset by expenses associated with recent acquisitions and higher compensation related expenses.

Coatings segment
Coatings segment sales increased in 2019, as compared to 2018, due to increased sales prices and the acquisition of United, CSP Coatings, and Derit. Sales volume demand otherwise decreased in North America in 2019, as compared to 2018, due to lower industrial economy growth in the U.S. offset somewhat by price actions. In the Asia-Pacific region, the acquisition of Derit and CSP Coatings and price increases to recover zinc cost increases drove improved sales in 2019 as compared to 2018.
Gross profit increased in 2019 as compared to 2018, due to contributions from recent acquisitions. SG&A expense was higher in 2019, as compared to 2018, due to expenses of recent acquisitions and non-recurring expenses. 2019 included approximately $3.0 million of expenses associated with a legal settlement; in 2018 the business recorded the reversal of an environmental remediation liability related to one of our North America galvanizing locations of $1.9 million. Operating income was lower in 2019 compared to 2018, due to sales volume decreases globally and non-recurring expenses.
Irrigation segment
The decrease in Irrigation segment net sales in 2019, as compared to 2018, is primarily due to lower sales volumes in North America and international markets and unfavorable foreign currency translation effects. Continued low farm commodity prices and uncertainty around trade disputes with China dampened net farm income and caused growers to delay irrigation investments. However, sales of technology-related products and services continue to grow, as growers are increasing adoption of technology to reduce costs and enhance profitability. The decrease in international sales can be attributed to project delays and lower overall large project work across most regions. In addition, the weakening of the Brazilian real and South African rand in 2019 resulted in lower sales due to currency translation.
SG&A was higher in 2019, as compared to 2018. The increase can be attributed to expenses associated with the recent acquisitions and planned higher product development expenses. Operating income for the segment decreased in 2019 due to lower sales volumes for the tubing and international irrigation businesses and the associated operating deleverage of fixed factory and SG&A costs.
Other
In April 2018, the Company completed the sale of Donhad, a mining consumable business with operations in Australia. There are no remaining businesses recorded within Other.
LIFO expense
Unit costs of raw materials in the U.S. decreased in 2019, as compared to the end of 2018, resulting in a LIFO benefit. In 2018, unit costs of raw materials in the U.S. increased, as compared to the end of 2017, resulting in LIFO expense.
Net corporate expense
Corporate SG&A expense was higher in 2019 as compared to 2018. The increase can be attributed to $6.8 million of increased appreciation of deferred compensation plan assets. The increase in deferred compensation plan assets is offset by the same amount in other income/expense.
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
Gross profit, as a percentage of sales, and operating income for the segment were lower in 2018, as compared to 2017, due to restructuring costs incurred in 2018. In 2018, the segment incurred $14.3 million of restructuring costs within product cost of sales and $14.2 million within SG&A expense. In addition, approximately $8.0 million of asset impairment costs were incurred related to exiting certain local markets in 2018. SG&A spending was higher in 2018, as compared to 2017, due to restructuring costs and SG&A expenses of Walpar that was acquired in the third quarter of 2018. Operating income decreased primarily from the $28.5 million of incurred restructuring costs.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $874.6 million at December 28, 2019, as compared with $931.6 million at December 29, 2018. The decrease in net working capital in 2019 is attributed to an increase in liability for customer billings in excess of costs and earnings of $113.0 million. Cash flow provided by operations was $307.6 million in 2019, as compared with $153.0 million in 2018 and $133.1 million in 2017. The increase in operating cash flow in 2019, as compared to 2018, was the result of increased net earnings and improved working capital management, offset by higher contributions to the Delta pension plan.
Investing Cash Flows-Capital spending in fiscal 2019 was $97.4 million, as compared with $72.0 million in fiscal 2018 and $55.3 million in fiscal 2017. The increase in capital spending in 2019 resulted from plant investments in Poland (ESS), concrete distribution poles (Utility), and United Arab Emirates (Irrigation). The increase in investing cash outflows in 2019, as compared to 2018, was primarily due to an increase in capital expenditures and lower proceeds from the sale of assets as we sold our mining consumable business in 2018. The increase was partially offset by reduced spending on acquisitions. We expect our capital spending for the 2020 fiscal year to be approximately $120.0 million.
Financing Cash Flows-Our total interest‑bearing debt increased to $787.5 million at December 28, 2019, from $753.3 million at December 29, 2018. Financing cash outflows decreased in 2019, as compared to 2018, due to the Company acquiring fewer shares under the share repurchase program. No shares were repurchased in 2017.
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
We also announced our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody's Investors Services, Inc., BBB- by Fitch Ratings, and BBB+ by Standard and Poor's Rating Services. We would be willing to allow our debt rating to fall to BBB- to finance a special acquisition or other opportunity. We expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 28, 2019, we have acquired approximately 5.9 million shares for approximately $795.5 million under these share repurchase programs.
Sources of Financing
Our debt financing at December 28, 2019 consisted primarily of long‑term debt. During 2018, the Company issued an additional $200 million aggregate principal amount of its 5.00% senior notes due 2044 and $55 million aggregate principal amount of its 5.25% senior notes due 2054 and redeemed $250.2 million in remaining aggregate principal amount of the 2020 senior notes. Our long‑term debt as of December 28, 2019, principally consists of:

•	$450 million face value ($436.3 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•	$305 million face value ($297.5 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.
Our amended and restated our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto has a maturity date of October 18, 2022.  The credit facility provides for $600 million of committed unsecured revolving credit loans with available borrowings thereunder to $400 million in foreign currencies.  We may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments. The leverage ratio of 3.5X increases to 3.75X for the four consecutive fiscal quarters after certain material acquisitions. The Company and our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility.  The obligations arising under the credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc. and Valmont Queensland Pty. Ltd.
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
At December 28, 2019, we had $29.0 million of outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 28, 2019, we had the ability to borrow $556.6 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $131.3 million; $109.6 million of which was unused at December 28, 2019.
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

At December 28, 2019, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 28, 2019 were as follows (amounts in thousands):

Interest-bearing debt	$787,478
Adjusted EBITDA-last four quarters	326,393
Leverage ratio	2.41

Adjusted EBITDA-last four quarters	326,393
Interest expense-last four quarters	40,153
Interest earned ratio	8.13
The calculation of Adjusted EBITDA-last four quarters is presented under the column for fiscal 2019 in footnote (b) to the table "Selected Five-Year Financial Data" in Item 6 - Selected Financial Data.
Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2020 and beyond.
We have cash balances of $353.5 million at December 28, 2019, approximately $165.6 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At December 28, 2019, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.7 million and $0.6 million, respectively.
FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS
We have future financial obligations related to (1) payment of principal and interest on interest‑bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 28, 2019 were as follows (in millions of dollars):

Contractual Obligations	Total	2020	2021-2022	2023-2024	After 2024
Long‑term debt	$794.7	$0.8	$30.4	$—	$763.5
Interest	1,116.2	39.2	78.2	77.6	921.2
Delta pension plan contributions	182.7	18.3	36.5	36.5	91.4
Operating leases	123.1	18.7	28.2	18.2	58.0
Unconditional purchase commitments	69.9	69.9	—	—	—
Total contractual cash obligations	$2,286.6	$146.9	$173.3	$132.3	$1,834.1
Long‑term debt mainly consisted of $755.0 million principal amount of senior unsecured notes. At December 28, 2019, we had outstanding borrowings of $29.0 million under our bank revolving credit agreement. Obligations under these agreements may be accelerated in event of non‑compliance with debt covenants. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.

Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2020, and certain capital investments planned for 2020. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.
At December 28, 2019, we had approximately $13.1 million of various long‑term liabilities related to certain income tax and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.
OFF BALANCE SHEET ARRANGEMENTS
We maintain standby letters of credit for contract performance on certain sales contracts.
MARKET RISK
Changes in Prices
Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. In 2018, we began using steel hot rolled coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our Utility Support Structures segment by approximately $63 million for the year ended December 28, 2019.
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
Interest Rates—Our interest‑bearing debt at December 28, 2019 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2019 and 2018 by approximately $0.1 million. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2019 and 2018 by approximately $0.3 million and $0.3 million, respectively.
Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. The Company is also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. At December 28, 2019, the Company had outstanding foreign currency forward contracts which mitigate foreign currency risk of the Company's investment in its Australian dollar denominated businesses. The forward contracts, which qualify as net investment hedges, have a maturity date of April 2021 and notional amounts to sell Australian dollars and receive $100.0 million. In 2019, the Company entered into two fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. The notional of the Euro and DKK CCS are $80.0 million and $50.0 million, respectively, and mature in 2024. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms.

A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $14.1 million in 2019 and $18.5 million in 2018.
We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments (as discussed above) where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2019	2018
	(in millions)
Australian dollar	$14.7	$18.1
Euro	9.9	12.1
Danish krone	5.7	7.0
Chinese renminbi	6.9	6.7
Canadian dollar	3.8	4.7
U.K. pound	6.3	4.4
Brazilian real	3.3	2.7
Commodity risk— Steel hot rolled coil is a significant commodity input used by all of our segments in the manufacture of our products, with the exception of Coatings. Steel prices are volatile and we may utilize derivative instruments to mitigate commodity price risk on fixed price orders. In 2019 and 2018, the Company entered into steel hot rolled coil forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. There are no outstanding steel coil forward contracts at December, 28, 2019.
Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 28, 2019, we have open natural gas swaps for 80,000 MMBtu.
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
Depreciation, Amortization and Impairment of Long-Lived Assets
Our long-lived assets consist primarily of property, plant and equipment, right-of-use (lease) assets, and goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. Upon adoption of ASC 842 in 2019, the Company impaired the right-of-use asset for one of our galvanizing facilities in Australia as it will not generate sufficient cash flows to recover the carrying value. Impairment losses were recorded in 2018 as facilities were closed and certain fixed assets were no longer expected to be used as a result of our restructuring plans.
We identified twelve reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value. The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. For both the 2019 and 2018 annual impairment test, we did not first perform the qualitative assessment of each of our reporting units using our judgment.
The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired in 2019. The access systems reporting unit with $45.7 million of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value. The model assumes geographic expansion of its architectural product lines, which realized recent organic growth in its existing market. If architectural systems sales do not increase, the Company will be required to perform an interim test of goodwill. A hypothetical 1.0% change in the discount rate would increase/decrease the fair value of this reporting unit by approximately $15.0 million, which approximates the cushion between the estimated fair value and carrying value of this reporting unit. A goodwill impairment of $14.4 million, which represents all of the goodwill of the offshore and other complex steel reporting unit, was recorded in the third quarter of 2018.

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

Our trade names were tested for impairment in the third quarter of 2019 using the relief-from-royalty valuation methodology and determined none to be impaired. In 2018, an impairment of $1.4 million was recorded against the offshore and other complex steel structures trade name (Valmont SM).
Inventories
We use the last-in first-out (LIFO) method to determine the value of approximately 41% of our inventory. The remaining 59% of our inventory was valued on a first-in first-out (FIFO) basis. In periods of rising costs to produce inventory, the LIFO method will result in lower profits than FIFO, because higher recent costs are recorded to cost of goods sold than under the FIFO method. Conversely, in periods of falling costs to produce inventory, the LIFO method will result in higher profits than the FIFO method.
In 2019, we experienced lower average costs to produce inventory than in the prior year, due mainly to lower costs of steel and steel-related products, which resulted in lower cost of sales of approximately $9.8 million, than if our entire inventory had been valued on the FIFO method. In 2018 and 2017, we experienced higher average costs to produce inventory than in the prior year, due mainly to higher cost for steel and steel-related products. This resulted in higher costs of goods sold in 2018 and 2017 of approximately $9.9 million and $5.7 million, respectively, than if our entire inventory had been valued on the FIFO method.
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
At December 28, 2019, we had approximately $64.1 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $35.2 million, including $2.3 million in valuation allowances remaining in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. Also, we consider the earnings in our greater than 50% owned non-U.S. subsidiaries to not be indefinitely reinvested and, accordingly, we have a deferred tax liability of $4.3 million related to these unremitted foreign earnings for future taxes that will be incurred when cash is repatriated.
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
The discount rate used to measure the defined benefit obligation was 2.05% at December 28, 2019. The following tables present the key assumptions used to measure pension expense for 2020 and the estimated impact on 2020 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	2.05%
Expected return on plan assets	4.18%
Inflation - CPI	2.15%
Inflation - RPI	3.05%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.25% decrease in discount rate	$—
0.25% decrease in expected return on plan assets	$1.5
0.25% increase in inflation	$1.2

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

We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During fiscal 2019 and 2018, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the year. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective December 30, 2018, the Company adopted FASB Accounting Standards Update 2016-02, Leases.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Refer to Notes 1 and 8 to the consolidated financial statements
Critical Audit Matter Description
The Company has goodwill of $429 million as of December 28, 2019, which is allocated among twelve reporting units. The Company evaluates its twelve reporting units for goodwill impairment during the third fiscal quarter of each year. Reporting units are evaluated using after-tax cash flows from operations (less capital expenses) discounted to present value. The discounted cash flow method requires management to make significant estimates and assumptions related to projected cash flows. The estimated fair value of all reporting units exceeded their respective carrying value, therefore, no impairment was recognized.
We identified goodwill for certain reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted geographic expansion and forecasted growth in a recently acquired reporting unit, and the difference between the fair values and the carrying values of these reporting units as of December 28, 2019. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the goodwill impairment assessment for certain reporting units included the following, among others:

•	We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s projected cash flows by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry reports and (4) forecasted information included in Company press releases to analysts and investors.

•	With the assistance of our fair value specialists, we evaluated the certain reporting units’ valuation compared to its peer companies.

•	We evaluated the impact of changes in management’s forecasts from the August 31, 2019 annual measurement date to December 28, 2019.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 26, 2020
We have served as the Company's auditor since 1996.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

	2019	2018	2017
Product sales	$2,434,190	$2,437,334	$2,447,219
Services sales	332,786	319,810	298,748
Net sales	2,766,976	2,757,144	2,745,967
Product cost of sales	1,853,965	1,887,959	1,860,087
Services cost of sales	220,515	210,905	204,112
Total cost of sales	2,074,480	2,098,864	2,064,199
Gross profit	692,496	658,280	681,768
Selling, general and administrative expenses	454,776	440,220	414,688
Impairment of goodwill and intangible assets	—	15,780	—
Operating income	237,720	202,280	267,080
Other income (expenses):
Interest expense	(40,153)	(44,237)	(44,645)
Interest income	3,942	4,668	4,737
Gain (loss) on investments - unrealized	5,960	(839)	3,863
Costs associated with refinancing of debt	—	(14,820)	—
Loss from divestiture of grinding media business	—	(6,084)	—
Other	2,204	2,473	(2,571)
	(28,047)	(58,839)	(38,616)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	209,673	143,441	228,464
Income tax expense (benefit):
Current	46,267	44,794	66,390
Deferred	3,940	(1,659)	39,755
	50,207	43,135	106,145
Net earnings	159,466	100,306	122,319
Less: Earnings attributable to noncontrolling interests	(5,697)	(5,955)	(6,079)
Net earnings attributable to Valmont Industries, Inc.	$153,769	$94,351	$116,240
Earnings per share:
Basic	$7.10	$4.23	$5.16
Diluted	$7.06	$4.20	$5.11
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three-year period ended December 28, 2019
(Dollars in thousands)

	2019	2018	2017
Net earnings	$159,466	$100,306	$122,319
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(2,506)	(65,436)	79,279
Realized loss on divestiture of grinding media business recorded in other expense	—	9,203	—
	$(2,506)	$(56,233)	$79,279
Gain/(loss) on hedging activities:
Unrealized gain (loss) on net investment hedges, net of tax expense (benefit) of $384 in 2019, $1,894 in 2018 and ($880) in 2017	1,154	5,291	(1,695)
Realized loss on grinding media net investment hedge	—	1,215	—
Amortization cost (benefit) included in interest expense	(64)	423	74
Deferred loss on interest rate hedges	—	(2,467)	—
Commodity hedges	(2,130)	1,021	—
Realized (gain) loss on commodity hedges recorded in earnings	2,130	(1,021)	—
Unrealized gain (loss) on cross currency swaps	1,815	352	—
	2,905	4,814	(1,621)
Actuarial gain (loss) on defined benefit pension plan, net of tax expense (benefit) of ($2,710) in 2019, $8,177 in 2018, ($501) in 2017	(10,828)	29,885	(10,871)
Other comprehensive income (loss)	(10,429)	(21,534)	66,787
Comprehensive income	149,037	78,772	189,106
Comprehensive income attributable to noncontrolling interests	(5,505)	(8,584)	(5,529)
Comprehensive income attributable to Valmont Industries, Inc.	$143,532	$70,188	$183,577

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 28, 2019 and December 29, 2018
(Dollars in thousands, except shares and per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$353,542	$313,210
Receivables, less allowance of $9,548 in 2019 and $8,277 in 2018	480,000	483,963
Inventories	374,565	383,566
Contract asset - costs and profits in excess of billings	141,322	112,525
Prepaid expenses, restricted cash, and other assets	32,043	42,800
Refundable income taxes	6,947	4,576
Total current assets	1,388,419	1,340,640
Property, plant and equipment, at cost	1,245,261	1,160,865
Less accumulated depreciation and amortization	687,132	646,873
Net property, plant and equipment	558,129	513,992
Goodwill	428,864	385,207
Other intangible assets, net	175,742	175,956
Other assets	212,257	114,479
Total assets	$2,763,411	$2,530,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$760	$779
Notes payable to banks	21,774	10,678
Accounts payable	197,957	218,115
Accrued employee compensation and benefits	83,528	79,291
Accrued expenses	201,681	91,942
Dividends payable	8,079	8,230
Total current liabilities	513,779	409,035
Deferred income taxes	47,955	43,489
Long-term debt, excluding current installments	764,944	741,822
Defined benefit pension liability	140,007	143,904
Operating lease liabilities	85,817	—
Deferred compensation	45,114	46,107
Other noncurrent liabilities	8,904	10,394
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	—	—
Retained earnings	2,140,948	2,027,596
Accumulated other comprehensive income (loss)	(313,422)	(303,185)
Cost of treasury stock, common shares of 6,356,103 in 2019 and 5,951,971 in 2018	(743,942)	(692,549)
Total Valmont Industries, Inc. shareholders’ equity	1,111,484	1,059,762
Noncontrolling interest in consolidated subsidiaries	45,407	75,761
Total shareholders’ equity	1,156,891	1,135,523
Total liabilities and shareholders’ equity	$2,763,411	$2,530,274
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 28, 2019 (Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$159,466	$100,306	$122,319
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	82,264	82,827	84,957
Noncash loss on trading securities	(172)	(62)	237
Contribution to defined benefit pension plan	(18,461)	(1,537)	(40,245)
Impairment of property, plant and equipment	—	5,000	—
Impairment of goodwill & intangible assets	—	15,780	—
Loss on divestiture of grinding media business	—	6,084	—
Stock-based compensation	11,587	10,392	10,706
Defined benefit pension plan expense (benefit)	(513)	(2,251)	648
(Gain) loss on sale of property, plant and equipment	(2,513)	(225)	(3,924)
Deferred income taxes	3,940	(1,659)	39,755
Changes in assets and liabilities (net of acquisitions):
Receivables	5,408	12,571	(49,112)
Inventories	12,313	(13,774)	(57,442)
Prepaid expenses	4,413	(11,048)	(6,214)
Contract asset - costs and profits in excess of billings	(29,274)	(32,932)	176
Accounts payable	(21,410)	(1,486)	39,405
Accrued expenses	108,784	49	(1,998)
Other noncurrent liabilities	(1,274)	(10,888)	(7,228)
Income taxes payable (refundable)	(6,944)	(4,139)	1,108
Net cash flows from operating activities	307,614	153,008	133,148
Cash flows from investing activities:
Purchase of property, plant and equipment	(97,425)	(71,985)	(55,266)
Proceeds from sale of assets	5,556	63,103	8,185
Acquisitions, net of cash acquired	(81,841)	(143,020)	(5,362)
Proceeds from settlement of net investment hedge	11,184	(1,621)	5,123
Investments in nonconsolidated subsidiaries	(6,169)	—	—
Other, net	545	(1,922)	(2,295)
Net cash flows used in investing activities	(168,150)	(155,445)	(49,615)
Cash flows from financing activities:
Borrowings (payments) under short-term agreements	11,327	10,543	(585)
Proceeds from long-term borrowings	31,000	251,655	—
Principal payments on long-term borrowings	(10,768)	(262,191)	(887)
Settlement of financial derivatives	—	(2,467)	—
Debt issuance costs	—	(2,322)	—
Dividends paid	(32,642)	(33,726)	(33,862)
Dividends to noncontrolling interest	(7,737)	(7,055)	(5,674)
Purchase of noncontrolling interest	(27,845)	(5,510)	—
Proceeds from exercises under stock plans	13,619	7,357	35,159
Purchase of treasury shares	(62,915)	(114,805)	—
Purchase of common treasury shares—stock plan exercises	(12,989)	(3,589)	(26,161)
Net cash flows used in financing activities	(98,950)	(162,110)	(32,010)
Effect of exchange rate changes on cash and cash equivalents	(182)	(15,048)	27,682
Net change in cash and cash equivalents	40,332	(179,595)	79,205
Cash, cash equivalents, and restricted cash—beginning of year	313,210	492,805	413,600
Cash, cash equivalents, and restricted cash—end of year	$353,542	$313,210	$492,805
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 28, 2019
(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 31, 2016	$27,900	$—	$1,874,722	$(346,359)	$(612,781)	$39,104	$982,586
Net earnings	—	—	116,240	—	—	6,079	122,319
Other comprehensive income (loss)	—	—	—	67,337	—	(550)	66,787
Cash dividends declared ($1.50 per share)	—	—	(33,927)	—	—	—	(33,927)
Dividends to noncontrolling interests	—	—	—	—	—	(5,674)	(5,674)
Stock plan exercises; 154,437 shares acquired	—	—	—	—	(26,161)	—	(26,161)
Stock options exercised; 284,574 shares issued	—	(4,666)	(2,691)	—	42,516	—	35,159
Stock option expense	—	5,137	—	—	—	—	5,137
Stock awards; 42,846 shares issued	—	(471)	—	—	6,040	—	5,569
Balance at December 30, 2017	27,900	—	1,954,344	(279,022)	(590,386)	38,959	1,151,795
Net earnings	—	—	94,351	—	—	5,955	100,306
Other comprehensive income (loss)	—	—	—	(24,163)	—	2,629	(21,534)
Cash dividends declared ($1.50 per share)	—	—	(33,426)	—	—	—	(33,426)
Dividends to noncontrolling interests	—	—	—	—	—	(7,055)	(7,055)
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	40,783	40,783
Purchase of treasury shares; 843,278 shares acquired	—	—	—	—	(114,805)	—	(114,805)
Stock plan exercises; 27,555 shares acquired	—	—	—	—	(3,589)	—	(3,589)
Stock options exercised; 63,717 shares issued	—	(2,397)	1,518	—	8,236	—	7,357
Stock option expense	—	4,064	—	—	—	—	4,064
Stock awards; 61,208 shares issued	—	(1,667)	—	—	7,995	—	6,328
Balance at December 29, 2018	27,900	—	2,027,596	(303,185)	(692,549)	75,761	1,135,523
Net earnings	—	—	153,769	—	—	5,697	159,466
Other comprehensive income (loss)	—	—	—	(10,237)	—	(192)	(10,429)
Cash dividends declared ($1.50 per share)	—	—	(32,503)	—	—	—	(32,503)
Dividends to noncontrolling interests	—	—	—	—	—	(7,737)	(7,737)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Impact of ASU 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 491,045 shares acquired	—	—	—	—	(62,915)	—	(62,915)
Stock plan exercises; 90,868 shares acquired	—	—	—	—	(12,989)	—	(12,989)
Stock options exercised; 119,789 shares issued	—	(3,756)	972	—	16,403	—	13,619
Stock option expense	—	2,772	—	—	—	—	2,772
Stock awards; 60,021 shares issued	—	707	—	—	8,108	—	8,815
Balance at December 28, 2019	$27,900	$—	$2,140,948	$(313,422)	$(743,942)	$45,407	$1,156,891

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority‑owned subsidiaries (the Company). Investments in 20% to 50% owned affiliates and joint ventures are accounted for by the equity method. Investments in less than 20% owned affiliates are accounted for by the cost method. All intercompany items have been eliminated.
Cash overdrafts
Cash book overdrafts totaling $13,971 and $8,888 were classified as accounts payable at December 28, 2019 and December 29, 2018, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.
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
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for global utility transmission, distribution, substations, and renewable energy generation equipment;
COATINGS: This segment consists of galvanizing, painting, and anodizing services to preserve and protect metal products; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment, parts, services, tubular products, water management solutions, and technology for precision agriculture.
In addition to these four reportable segments, there are other businesses and activities which are not more than 10% of consolidated sales, operating income or assets. This includes the manufacture of forged steel grinding media for the mining industry and is reported in the "Other" category until its divestiture in 2018.
Fiscal Year
The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 consisted of 52 weeks.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units. The Company’s allowance for doubtful accounts related to current accounts receivable was $9,548 at December 28, 2019.

Inventories
Approximately 41% and 37% of inventory is valued at the lower of cost, determined on the last-in, first-out (LIFO) method, or market as of December 28, 2019 and December 29, 2018, respectively. All other inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods. The excess of replacement cost of inventories over the LIFO value is approximately $43,805 and $53,619 at December 28, 2019 and December 29, 2018, respectively.
Long-Lived Assets
Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2019, 2018 and 2017 was $64,177, $67,499 and $69,046, respectively.
An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. Upon adoption of ASC 842 in 2019, the Company impaired the right-of-use (lease) asset for one of its galvanizing facilities in Australia as it will not generate sufficient cash flows to recover the carrying value. Impairment losses were recorded in 2018 as facilities were closed and future plans for certain fixed assets changed in connection with the Company's restructuring plans.
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
Three-year period ended December 28, 2019
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

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2018	$(230,261)	$11,171	$(84,095)	$(303,185)
Current-period comprehensive income (loss)	(2,314)	2,905	(10,828)	(10,237)
Balance at December 28, 2019	$(232,575)	$14,076	$(94,923)	$(313,422)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
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
Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. The Company did not have any significant contracts with an original expected duration of more than one year at December 28, 2019. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less at contract inception.
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
Three-year period ended December 28, 2019
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
Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal years ended December 28, 2019 and December 29, 2018 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Fiscal year ended December 28, 2019	Fiscal year ended December 28, 2019	Fiscal year ended December 29, 2018	Fiscal year ended December 29, 2018
Utility Support Structures	$47,450	$838,158	$16,760	$838,446
Engineered Support Structures	952,056	50,020	922,677	44,681
Coatings	300,640	—	286,739	—
Irrigation	564,918	13,734	612,385	12,376
Other	—	—	23,080	—
Total	$1,865,064	$901,912	$1,861,641	$895,503

The Company's contract asset as of December 28, 2019 and December 29, 2018 was $141,322 and $112,525, respectively. Both steel and concrete utility customers in North America are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are typically no up-front or progress payments. The increase in the contract asset in 2019 is attributed to an increase in finished structures that had not yet been shipped to the customers.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 28, 2019 and December 29, 2018, the liability for revenue recognized over time was $117,945 and $4,906. The liability for customer billings in excess of costs and earnings is included in Accrued Expenses on the Consolidated Balance Sheets. During the fiscal year ended December 28, 2019 and December 29, 2018, the Company recognized $3,921 and $5,222 of revenue that was included in the liability as of December 29, 2018 and December 30, 2017. The revenue recognized was due to applying advance payments received for projects completed during the period.
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
In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of December 28, 2019, the Company has acquired 5,922,454 shares for approximately $795,549 under this share repurchase program.
Research and Development
Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $13,900 in 2019, $11,500 in 2018, and $11,600 in 2017.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which provides revised guidance on leases requiring lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The Company adopted this ASU in the first quarter of 2019. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. In addition, the Company elected certain practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for all classes of underlying assets. The Company did not to recast its comparative periods in transition (the “Comparatives Under 840 Option”) as allowed under ASU 2018-11.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2020. The Company does not expect the impact of the adoption of ASU No. 2016-13 to be significant on its consolidated financial statements.

(2) ACQUISITIONS
Acquisitions of Businesses
On May 13, 2019, the Company acquired the assets of Connect-It Wireless, Inc. ("Connect-It") for $6,034 in cash. Connect-It operates in Florida and is a manufacturer and distributor of wireless site components and safety products. In the purchase price allocation, goodwill of $3,299 and customer relationships of $828 were recorded and the remainder is net working capital. A portion of the goodwill is deductible for tax purposes. Connect-It is included in the ESS segment and was acquired to expand the Company's wireless component distribution network. The purchase price allocation was finalized in the fourth quarter of 2019.
On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services for $26,000 in cash. The agreed upon purchase price was $28,000, with $2,000 being contingent on seller representations and warranties that was settled in the first quarter of 2020. The acquisition of United, located in Houston, Texas further expands the Company's galvanizing footprint in North America and will be reported in the Coatings segment.

The fair values assigned were $12,374 for goodwill, $3,170 for customer relationships, trade name of $894, $10,987 for property, plant, and equipment, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The trade name has an indefinite life. The Company finalized the purchase price allocation in the fourth quarter of 2019.

On December 31, 2018, the Company acquired the assets of Larson Camouflage ("Larson"), an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market for $31,106 in cash. The agreed upon purchase price was $34,562, with 10% being held back for seller representations and warranties (paid in the first quarter of 2020). Larson was acquired to grow our product offerings in the wireless communication market and will be reported in the ESS segment. The fair values assigned were $16,223 for customer relationships, $15,346 for goodwill, $1,151 for property, plant, and equipment and the remainder is net working capital. Goodwill is deductible for tax purposes and the customer relationships will be amortized over 12 years. The purchase price allocation was finalized in the fourth quarter of 2019.

On October 18, 2018, the Company acquired CSP Coatings Systems of Auckland, New Zealand, a provider of a wide range of coatings services for approximately $17,711. The acquisition further strengthens the Company's Asia-Pacific market position and will be reported in the Coatings segment. The preliminary fair values assigned were $7,373 to property, plant, and equipment, $3,113 for customer relationships, $5,120 for goodwill, with the remainder net working capital. Goodwill is not deductible for tax purposes and the customer relationships will be amortized over 10 years. The Company finalized the purchase price allocation in the second quarter of 2019.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)
On August 3, 2018, the Company purchased approximately 72% of the outstanding shares of Walpar, LLC ("Walpar") for $57,805 in cash. Walpar is an industry leader in the design, engineering and manufacturing of overhead sign structures for the North America transportation market. Walpar is located in Birmingham, Alabama and its operations are reported in the ESS segment. The transaction was funded with cash on hand. The acquisition of Walpar was completed to expand the Company's product offering in the sign structure market. Customer relationships will be amortized over 12 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes.
In January 2019, the 28% non-controlling interest shares of Walpar, LLC were acquired for $23,082. During the third quarter of 2019, the Company finalized its purchase price allocation including its assessment of the value of intangibles on the opening balance sheet. As a result of updated cash flow projections it was determined that a $3,500 reduction in customer relationships, along with an offsetting increase in goodwill less deferred tax, was necessary to adjust the allocation of fair value to assets acquired and liabilities assumed. The following table summarizes the fair values of the assets acquired and liabilities assumed of Walpar as of the date of acquisition:

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
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)
Patents and proprietary technology will be amortized over 15 years and the trade name has an indefinite life. Goodwill is not deductible for tax purposes. The fair value measurement process and purchase price allocation was finalized in the third quarter of 2019. The following table summarizes the fair values of the assets acquired and liabilities assumed of Convert at the date of acquisition:

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(2) ACQUISITIONS (Continued)
The Company's Consolidated Statements of Earnings for the fiscal year ended December 28, 2019 included net sales from acquisitions of $117,296. In aggregate, these acquisitions did not contribute net earnings to the Company's consolidated 2019 results. The proforma effect of these acquisitions on the 2019, 2018, and 2017 Consolidated Statements of Earnings is as follows:

	Fifty-two Weeks Ended December 28, 2019	Fifty-two Weeks Ended December 29, 2018	Fifty-two Weeks Ended December 30, 2017
Net sales	$2,772,150	$2,842,162	$2,818,035
Net earnings	154,302	98,292	122,407
Earnings per share-diluted	7.09	4.38	5.39

Acquisitions of Noncontrolling Interests
In April 2019, the Company acquired the remaining 4.8% of Valmont SM that it did not own for $4,763. In March 2018, the Company acquired the remaining 10% of Valmont Industria e Commercio Ltda. that it did not own for $5,510. As this transaction was for acquisitions of all of the remaining shares of consolidated subsidiaries with no change in control, it was recorded within shareholders' equity and as a financing cash flow in the Consolidated Statements of Cash Flows.
(3) DIVESTITURE
On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The grinding media business had an operating loss of $913 for the year ended December 29, 2018, and operating income of $2,134 for the ended December 30, 2017. The Company received Australian $82,500 (U.S. $62,518).
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
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(4) RESTRUCTURING ACTIVITIES
2018 Plan

During 2018, the Company executed certain regional restructuring activities (the "2018 Plan") primarily in the ESS and Utility segments to transform its operational business model including exiting certain local markets. The 2018 Plan included the closure of seven facilities, including three in China. The one Utility facility and one ESS facility in Europe ceased production in the second quarter of 2019. All other facilities were closed by December 29, 2018. The Company recorded the following pre-tax expenses:

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

Change in the liabilities recorded for the restructuring plans were as follows:

	Balance at December 29, 2018	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at December 28, 2019
Severance	$6,594	$—	$(6,594)	$—
Other cash restructuring expenses	3,462	—	(3,462)	—
Total	$10,056	$—	$(10,056)	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(5) CASH FLOW SUPPLEMENTARY INFORMATION
The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-two weeks ended December 28, 2019 and December 29, 2018, and December 30, 2017 were as follows:

	2019	2018	2017
Interest	$39,032	$43,305	$44,528
Income taxes	43,629	47,355	63,791

The 2019 acquisition of United and Larson included hold back payments contingent on seller representations and warranties of $2,000 and $3,456, respectively. The hold back payments were paid in the first quarter of 2020 and will be shown as an investing use of cash in the acquisitions line item of the consolidated statements of cash flows in 2020.
(6) INVENTORIES
Inventories consisted of the following at December 28, 2019 and December 29, 2018:

	2019	2018
Raw materials and purchased parts	$158,314	$190,115
Work-in-process	38,088	35,566
Finished goods and manufactured goods	221,968	211,504
Subtotal	418,370	437,185
Less: LIFO reserve	43,805	53,619
	$374,565	$383,566

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consist of the following:

	2019	2018
Land and improvements	$111,091	$99,797
Buildings and improvements	364,396	348,836
Machinery and equipment	584,447	549,311
Transportation equipment	23,650	24,380
Office furniture and equipment	85,130	85,239
Construction in progress	76,547	53,302
	$1,245,261	$1,160,865

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,626	$149,720	13 years
Patents & Proprietary Technology	24,068	6,358	14 years
Other	8,054	7,035	5 years
	$269,748	$163,113

	December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$219,508	$132,180	13 years
Patents & Proprietary Technology	23,662	4,837	14 years
Other	7,971	6,891	5 years
	$251,141	$143,908

Amortization expense for intangible assets was $18,087, $15,328 and $15,911 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2020	$17,343
2021	15,298
2022	13,120
2023	11,345
2024	9,434

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
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS (Continued)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019	December 29, 2018	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	9,143	8,872	2010
Valmont SM	7,966	8,155	2014
Ingal EPS/Ingal Civil Products	7,454	7,233	2010
Shakespeare	4,000	4,000	2014
Walpar	3,500	4,300	2018
Convert	8,378	8,580	2018
Other	17,555	16,472
	$69,107	$68,723

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
The Company's trade names were tested for impairment separately from goodwill in the third quarter of 2019. The value of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. The Company recorded a charge of $1,425 in the third quarter of 2018 for the offshore and other complex steel structures (Valmont SM) trade name.
Goodwill
The carrying amount of goodwill by segment as of December 28, 2019 and December 29, 2018 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross balance at December 29, 2018	$204,735	$123,618	$80,937	$25,164	$434,454
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 29, 2018	186,065	109,263	64,715	25,164	$385,207
Acquisitions	21,870	7,889	12,374	—	42,133
Foreign currency translation	2,029	(913)	436	(28)	1,524
Balance at December 28, 2019	$209,964	$116,239	$77,525	$25,136	$428,864

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
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

The Company’s annual impairment test of goodwill was performed during the third quarter of 2019, using the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired. The access systems reporting unit with $45,727 of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value. The model assumes geographic expansion of its architectural product lines with realized recent organic growth in its existing market. If architectural systems sales do not increase, the Company will be required to perform an interim test of goodwill. A hypothetical 1% change in the discount rate would increase/decrease the fair value of the reporting unit by approximately $15,000, which approximates the cushion between estimated fair value and carrying value. In the third quarter of 2018, the Company recognized a goodwill impairment totaling $14,355, which represented all of the goodwill of the offshore and other complex steel reporting unit.
(9) BANK CREDIT ARRANGEMENTS
The Company maintains various lines of credit for short-term borrowings totaling $132,849 at December 28, 2019. As of December 28, 2019 and December 29, 2018, $21,774 and $10,678 was outstanding and recorded as notes payable in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 2.54% at December 28, 2019. The unused and available borrowings under the lines of credit were $111,075 at December 28, 2019. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with unused lines of credit.
(10) INCOME TAXES
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2019	2018	2017
United States	$175,923	$127,852	$152,372
Foreign	33,750	15,589	76,092
	$209,673	$143,441	$228,464

In fiscal 2017, the Company estimated and recognized approximately $41,935 of tax expense for the 2017 Tax Act. The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the 2017 Tax Act.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)

The Company's accounting for the following element of the 2017 Tax Act was finalized as of December 30, 2017:

Reduction of U.S. federal corporate tax rate: The 2017 Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company recorded a decrease related to deferred taxes of $20,372, with a corresponding net adjustment to deferred income tax expense for the year ended December 30, 2017.

The Company's accounting for the following elements of the 2017 Tax Act were provisional estimates at December 30, 2017, and were finalized as of December 29, 2018 as follows:

Deemed Repatriation transition tax: The Deemed Repatriation transition tax (“Transition Tax”) is a tax on unremitted foreign earnings of certain foreign subsidiaries, which subjected the Company's unremitted foreign earnings of approximately $394,000 to tax at certain specified rates less associated foreign tax credits. The Company recorded a Transition Tax obligation of $9,890 during fiscal 2017 and reduced this expense by $550 in 2018 upon finalization. At December 28, 2019, $785 of the Transition Tax has not been paid and is due in fiscal 2024.

Indefinite reinvestment assertion: The Company position remains that unremitted foreign earnings subject to the Transition Tax are not indefinitely reinvested. The Company recorded foreign withholding taxes and U.S. state income taxes of $10,373 and $1,300. This expense was recorded in 2017 with a decrease of $140 recognized in 2018 as it was finalized. In addition, the Company has taken the position that on non-U.S. subsidiaries, unremitted foreign earnings are not indefinitely reinvested and it recorded additional foreign withholding taxes and U.S. state income taxes of $754 and $43, respectively during 2019.

Income tax expense (benefit) consists of:

	2019	2018	2017
Current:
Federal	$27,809	$21,106	$49,324
State	5,568	6,585	4,415
Foreign	13,130	17,559	12,880
	46,507	45,250	66,619
Non-current:	(240)	(456)	(229)
Deferred:
Federal	2,108	213	(9,626)
State	553	9	(385)
Foreign	1,279	(1,881)	49,766
	3,940	(1,659)	39,755
	$50,207	$43,135	$106,145

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)
The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.5	3.5	1.4
Carryforwards, credits and changes in valuation allowances	(1.0)	3.2	(1.4)
Foreign tax rate differences	0.3	(1.0)	(4.1)
Changes in unrecognized tax benefits	(0.1)	(0.3)	(0.1)
Domestic production activities deduction	—	—	(2.1)
Goodwill impairment	—	2.2	—
Effects of 2017 Tax Act	—	(0.5)	18.4
Other	1.3	2.0	(0.6)
	24.0%	30.1%	46.5%

Fiscal 2018 includes $3,171 of tax expense related to non-tax deductible goodwill and $6,756 of tax expense primarily related to restructuring charges for which no tax benefits have been recorded due to the increase in valuation allowance. Fiscal 2017 includes $41,935 of tax expense related to the 2017 Tax Act.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2019	2018
Deferred income tax assets:
Accrued expenses and allowances	$16,148	$8,268
Tax credits and loss carryforwards	64,116	56,867
Defined benefit pension liability	35,539	36,328
Inventory allowances	5,599	3,320
Accrued compensation and benefits	14,122	13,122
Lease liabilities	21,763	—
Deferred compensation	15,174	16,228
Gross deferred income tax assets	172,461	134,133
Valuation allowance	(35,215)	(33,228)
Net deferred income tax assets	137,246	100,905
Deferred income tax liabilities:
Property, plant and equipment	31,628	25,477
Intangible assets	49,686	44,850
Lease assets	22,066	—
Other deferred tax liabilities	6,067	7,291
Total deferred income tax liabilities	109,447	77,618
Net deferred income tax asset	$27,799	$23,287

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)

ASC 740 requires an entity to disclose the approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets.  As a result, the 2018 component of Deferred compensation in the amount of $28,706 has been disaggregated into Deferred compensation and Accrued compensation and benefits in the amounts of $16,228 and $12,478, respectively.  In addition, several components previously considered to be significant but no longer rise to a significant level have been aggregated.  The 2018 components that have been aggregated are $3,914 of Accrued warranty aggregated with Accrued expenses and allowances, $644 of Accrued insurance aggregated with Accrued compensation and benefits, $1,064 of Work in progress aggregated with Inventory allowances, and $2,746 of Future repatriation of foreign earnings aggregated with Other deferred tax liabilities.

Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2019	2018
Other assets	$75,754	$66,776
Deferred income taxes	(47,955)	(43,489)
Net deferred income tax asset	$27,799	$23,287

Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 28, 2019 and December 29, 2018 respectively, there were $64,116 and $56,867 relating to tax credits and loss carryforwards.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 28, 2019 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting 2023.
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
The following summarizes the activity related to our unrecognized tax benefits in 2019 and 2018, in thousands:

	2019	2018
Gross unrecognized tax benefits—beginning of year	$2,599	$3,196
Gross increases—tax positions in prior period	29	103
Gross decreases—tax positions in prior period	—	(199)
Gross increases—current‑period tax positions	593	280
Settlements with taxing authorities	(150)	(50)
Lapse of statute of limitations	(771)	(731)
Gross unrecognized tax benefits—end of year	$2,300	$2,599

There are approximately $685 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2019, the Company recorded a reduction of its gross unrecognized tax benefit of $771 with $609 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2018, the Company recorded a reduction of its gross unrecognized tax benefit of $731, with $577 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States. In

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(10) INCOME TAXES (Continued)
addition to these amounts, there was an aggregate of $178 and $196 of interest and penalties at December 28, 2019 and December 29, 2018, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.
The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2016 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,224 and $2,536 at December 28, 2019 and December 29, 2018, respectively.

(11) LONG-TERM DEBT
Long-term debt is as follows:

	December 28, 2019	December 29, 2018
5.00% senior unsecured notes due 2044(a)	$450,000	$450,000
5.25% senior unsecured notes due 2054(b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(21,143)	(21,468)
Revolving credit agreement (c)	29,044	5,719
IDR Bonds(d)	8,500	8,500
Other notes	2,089	2,918
Debt issuance costs	(7,786)	(8,068)
Long-term debt	765,704	742,601
Less current installments of long-term debt	760	779
Long-term debt, excluding current installments	$764,944	$741,822

(a)
The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $13,675 at December 28, 2019. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(b)
The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,468 at December 28, 2019. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

(c)
The amended and restated revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto has a maturity date of October 18, 2022.  The credit facility provides for $600,000 of committed unsecured revolving credit loans with available borrowings thereunder to $400,000 in foreign currencies.  We may increase the credit facility by up to an additional $200,000 at any time, subject to lenders increasing the amount of their commitments. The interest rate on the borrowings will be, at the Company's option, either:

(i)
LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 100 to 162.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc., or;

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(11) LONG-TERM DEBT (Continued)

(ii)	the higher of

•	the prime lending rate,

•	the Federal Funds rate plus 50 basis points, and

•	LIBOR (based on a 1 month interest period) plus 100 basis points, plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.
At December 28, 2019, the Company had $29,044 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 28, 2019, the Company had the ability to borrow $556,569 under this facility, after consideration of standby letters of credit of $14,608 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $132,849, $111,075 of which was unused at December 28, 2019.

(d)
The Industrial Development Revenue Bonds were issued to finance the construction of a manufacturing facility in Jasper, Tennessee. Variable interest is payable until final maturity on June 1, 2025. The effective interest rates at December 28, 2019 and December 29, 2018 were 2.73% and 3.27% respectively.

The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 28, 2019. The minimum aggregate maturities of long-term debt for each of the five years following 2019 are: $760, $761, $568, $0 and $0.
The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.
(12) STOCK-BASED COMPENSATION
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At December 28, 2019, 1,208,223 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.
Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the fifth anniversary of the grant. Expiration of grants is seven years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. The Company recorded $11,587, $10,392 and $10,706 of compensation expense (included in selling, general and administrative expenses) in the 2019, 2018 and 2017 fiscal years for all share-based compensation programs, respectively. The associated tax benefits recorded in the 2019, 2018 and 2017 fiscal years was $2,897, $2,598 and $4,068, respectively.
At December 28, 2019, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.31 years, was approximately $4,979.
(12) STOCK-BASED COMPENSATION (Continued)
The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2019, 2018 and 2017 was estimated using the following assumptions:

	2019	2018	2017
Expected volatility	33.13%	33.39%	33.76%
Risk-free interest rate	1.69%	2.67%	2.12%
Expected life from vesting date	3.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	1.07%	1.07%	1.17%

Following is a summary of the stock option activity during 2017, 2018 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	793,173	$122.77
Granted	67,965	164.35
Exercised	(284,574)	121.92
Forfeited	(5,942)	104.26
Outstanding at December 30, 2017	570,622	$128.34	4.66	$21,806
Options vested or expected to vest at December 30, 2017	558,114	$128.00	4.63	21,517
Options exercisable at December 30, 2017	351,794	$123.90	3.94	15,005
The weighted average per share fair value of options granted during 2017 was $43.68.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2017	570,622	$128.34
Granted	105,135	112.08
Exercised	(63,717)	106.26
Forfeited	(33,627)	129.52
Outstanding at December 29, 2018	578,413	$127.74	4.35	$909
Options vested or expected to vest at December 29, 2018	565,952	$127.84	4.30	909
Options exercisable at December 29, 2018	405,128	$126.61	3.47	909

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(12) STOCK-BASED COMPENSATION (Continued)
The weighted average per share fair value of options granted during 2018 was $30.48.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2018	578,413	$127.74
Granted	57,648	147.31
Exercised	(119,789)	113.02
Forfeited	(27,712)	137.07
Outstanding at December 28, 2019	488,560	$133.13	4.04	$9,291
Options vested or expected to vest at December 28, 2019	478,575	$133.21	3.99	9,078
Options exercisable at December 28, 2019	341,828	$133.32	3.19	6,470
The weighted average per share fair value of options granted during 2019 was $37.85.
Following is a summary of the status of stock options outstanding at December 28, 2019:

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$104.47 - 112.08	183,658	4.59 years	$108.58	113,866	$106.43
$123.87 - 132.84	70,396	1.95 years	132.70	70,396	132.70
$142.67 - 164.35	234,506	4.24 years	152.75	157,566	152.97
	488,560			341,828

In accordance with shareholder-approved plans, the Human Resource Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. During fiscal 2019, 2018 and 2017, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2019	2018	2017
Shares granted	78,318	88,127	62,160
Weighted‑average per share price on grant date	$145.89	$114.89	$163.18
Recognized compensation expense	$8,815	$6,328	$5,569

At December 28, 2019 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 1.70 years, was approximately $19,501.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(13) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2019:
Net earnings attributable to Valmont Industries, Inc.	$153,769	$—	$153,769
Weighted average shares outstanding (000's)	21,659	110	21,769
Per share amount	$7.10	$0.04	$7.06
2018:
Net earnings attributable to Valmont Industries, Inc.	$94,351	$—	$94,351
Weighted average shares outstanding (000's)	22,306	140	22,446
Per share amount	$4.23	$0.03	$4.20
2017:
Net earnings attributable to Valmont Industries, Inc.	$116,240	$—	$116,240
Weighted average shares outstanding (000's)	22,520	218	22,738
Per share amount	$5.16	$0.05	$5.11

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
At the end of fiscal years 2019, 2018, and 2017 there were 130,704, 406,806, and 0 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(14) EMPLOYEE RETIREMENT SAVINGS PLAN
Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2019, 2018 and 2017 Company contributions to these plans amounted to approximately $12,600, $12,300 and $11,800 respectively.
The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were approximately $36,290 and $37,516 at December 28, 2019 and December 29, 2018, respectively. Such amounts are included in “Other assets” and “Deferred compensation” on the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $8,335 and $2,352 at December 28, 2019 and December 29, 2018, respectively. All distributions were made in cash.
(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 28, 2019, the carrying amount of the Company’s long-term debt was $765,704 with an estimated fair value of approximately $826,413. At December 29, 2018, the carrying amount of the Company’s long-term debt was $742,601 with an estimated fair value of approximately $683,602.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $36,290 ($37,516 in 2018) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $210 ($2,508 in 2018) is recorded at fair value at December 28, 2019. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. These securities are included in Other Assets on the Consolidated Balance Sheets.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$36,500	$36,500	$—	$—
Derivative financial instruments, net	3,247	—	3,247	—

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$40,024	$40,024	$—	$—
Derivative financial instruments, net	$9,147	$—	9,147	$—

(16) DERIVATIVE FINANCIAL INSTRUMENTS
The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. The Company had open foreign currency forward contracts that are marked to market at December 28, 2019, which are insignificant and thus excluded from the tables below. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.
Fair value of derivative instruments at December 28, 2019 and December 29, 2018 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	December 28, 2019	December 29, 2018
Commodity forward contracts	Prepaid expenses and other assets	$—	$(285)
Foreign currency forward contracts	Prepaid expenses and other assets	2,119	8,357
Cross currency swap contracts	Prepaid expenses and other assets	1,128	1,075
		$3,247	$9,147

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Gains (losses) on derivatives recognized in the consolidated statements of earnings for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 are as follows:

Derivatives designated as hedging instruments:	Statements of earnings location	2019	2018	2017
Commodity forward contracts	Product cost of sales	$(2,130)	$1,021	$—
Foreign currency forward contracts	Loss from divestiture of grinding media business	—	(1,215)	—
Foreign currency forward contracts	Other income (expense)	950	782	—
Interest rate contracts	Interest expense	(64)	(423)	(74)
Cross currency swap contracts	Interest expense	2,823	828	—
		$1,579	$993	$(74)

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
In the second quarter of 2019, the Company entered into a foreign currency forward contract to mitigate foreign currency risk of the Company's investment in its Australian dollar denominated businesses. The forward contract qualifies as a net investment hedge and has a maturity date of April 2021 and a notional amount to sell Australian dollars to receive $100,000. The Australian dollar forward contract effectiveness was assessed under the spot method with forward points excluded totaling $881, which the Company has elected to amortize in other income (expense) in the consolidated statements of earnings using the straight-line method over the remaining term of the contract.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
In the second quarter of 2019, the Company entered into two fixed-for-fixed cross currency swaps ("CCS"), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.
Key terms of the two CCS are as follows:

Currency	Notional Amount	Termination Date	Swapped Interest Rate	Net Settlement Amount
Danish Krone (DKK)	$50,000	April 1, 2024	2.68%	DKK 333,625
Euro	$80,000	April 1, 2024	2.825%	€71,550

The Company designated the full notional amount of the three CCS ($130,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI, and will remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.
(17) GUARANTEES
The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.
Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 28, 2019 and December 29, 2018, were as follows:

	2019	2018
Balance, beginning of period	$17,008	$20,109
Payments made	(17,484)	(18,920)
Change in liability for warranties issued during the period	16,080	13,566
Change in liability for pre-existing warranties	(2,072)	2,253
Balance, end of period	$13,532	$17,008

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN
Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 28, 2019.
Funded Status
The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.269/£ and $1.308/£ to translate the net pension liability into U.S. dollars at December 29, 2018 and December 28, 2019, respectively. The net funded status of $140,007 at December 28, 2019 is recorded as a noncurrent liability.
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
Changes in the PBO and fair value of plan assets for the pension plan for the period from December 30, 2017 to December 29, 2018 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 30, 2017	$783,301	$593,749	$(189,552)
Employer contributions	—	1,537
Interest cost	17,878	—
Prior service costs - GMP equalization	12,056	—
Actual return on plan assets	—	(32,120)
Benefits paid	(28,207)	(28,207)
Actuarial (gain) loss	(95,480)	—
Currency translation	(42,108)	(31,423)
Fair Value at December 29, 2018	$647,440	$503,536	$(143,904)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)
Changes in the PBO and fair value of plan assets for the pension plan for the period from December 29, 2018 to December 28, 2019 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 29, 2018	$647,440	$503,536	$(143,904)
Employer contributions	—	18,461
Interest cost	16,923	—
Actual return on plan assets	—	86,081
Benefits paid	(20,769)	(20,769)
Actuarial (gain) loss	79,485	—
Currency translation	21,324	17,087
Fair Value at December 28, 2019	$744,403	$604,396	$(140,007)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 28, 2019 and December 29, 2018 consisted of actuarial gains (losses):

Balance December 30, 2017	$(168,250)
Actuarial gain	44,760
Prior service costs - GMP equalization	(12,056)
Currency translation gain (loss)	5,358
Balance December 29, 2018	(130,188)
Actuarial gain (loss)	(10,839)
Currency translation gain (loss)	(2,699)
Balance December 28, 2019	$(143,726)

The estimated amount to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is approximately $3,008.
Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 28, 2019 and December 29, 2018 were as follows:

Percentages	2019	2018
Discount rate	2.05%	2.90%
Salary increase	N/A	N/A
CPI inflation	2.15%	2.20%
RPI inflation	3.05%	3.30%

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN (Continued)
The components of the net periodic pension expense for the fiscal years ended December 28, 2019 and December 29, 2018 were as follows:

	2019	2018
Net Periodic Benefit Cost:
Interest cost	$16,923	$17,878
Expected return on plan assets	(20,000)	(23,175)
Amortization of prior service cost	513	—
Amortization of actuarial loss	2,051	3,046
Net periodic benefit expense (benefit)	$(513)	$(2,251)

Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2019 and 2018:

Percentages	2019	2018
Discount rate	2.90%	2.55%
Expected return on plan assets	4.25%	4.29%
CPI Inflation	2.20%	2.20%
RPI Inflation	3.30%	3.30%

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
Cash Contributions
The Company completed negotiations with Plan trustees in 2019 regarding annual funding for the Plan. The annual contributions into the Plan are $17,132 (/£13,100) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,700 (/£1,300) per annum.
Benefit Payments
The following table details expected pension benefit payments for the years 2020 through 2029:

2020	$21,840
2021	22,494
2022	23,148
2023	23,802
2024	24,587
Years 2024 - 2029	134,442

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
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
The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 28, 2019.
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
Three-year period ended December 28, 2019
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
At December 31, 2019 and December 31, 2018, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2019	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$38,388	$—	$—	$38,388
Corporate stock	—	—	—	—
Total plan net assets at fair value	$38,388	$—	$—	$38,388
Plan assets at NAV:
Leveraged inflation-linked gilt funds				123,637
Corporate bonds				97,638
Corporate stock				234,612
Secured income asset funds				110,121
Total plan assets at NAV				566,008
Total plan assets				$604,396

December 31, 2018	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$61,040	$—	$—	$61,040
Corporate stock	506	—	—	506
Total plan net assets at fair value	$61,546	$—	$—	$61,546
Plan assets at NAV:
Leveraged inflation-linked gilt funds				122,711
Corporate bonds				80,454
Corporate stock				183,750
Secured income asset funds				55,075
Total plan assets at NAV				441,990
Total plan assets				$503,536

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(20) LEASES
The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at December 28, 2019 have remaining lease terms of one year to fifteen years, some of which include options to extend leases for up to five years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.
The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, accrued expenses, and lease liabilities in our consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company used its collateralized incremental borrowing rate in determining the present value of future lease payments. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives and impairments. Some of the Company's facility leases include options to extend the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

Lease cost and other information related to the Company's operating leases are as follows:

Fifty-Two weeks ended December 28, 2019
Operating lease cost	$24,073

Operating cash outflows from operating leases	$24,835
ROU assets obtained in exchange for lease obligations	$13,474
Weighted average remaining lease term	10 years
Weighted average discount rate	3.8%

Operating lease cost includes approximately $2,500 for short-term lease costs and approximately $2,000 for variable lease payments.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(20) LEASES (Continued)

Supplemental balance sheet information related to operating leases as of December 28, 2019 is as follows:

	Classification	December 28, 2019
Operating lease assets	Other assets	$86,998

Operating lease short-term liabilities	Accrued expenses	15,226
Operating lease long-term liabilities	Operating lease liabilities	85,817
Total lease liabilities		$101,043

Minimum lease payments under operating leases expiring subsequent to December 28, 2019 are as follows:

Fiscal year ending:
2020	$18,744
2021	15,504
2022	12,706
2023	9,731
2024	8,453
Subsequent	58,015
Total minimum lease payments	$123,153
Less: Interest	$22,110
Present value of minimum lease payments	$101,043

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS
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
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for global utility transmission, distribution, substations, and renewable energy generation equipment;
COATINGS: This segment consists of galvanizing, painting, and anodizing services to preserve and protect metal products; and
IRRIGATION: This segment consists of the manufacture of agricultural irrigation equipment, parts, services, tubular products, water management solutions, and technology for precision agriculture.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS (Continued)
Summary by Business

	2019	2018	2017
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$708,853	$706,582	$633,178
Communication Products	188,912	149,817	171,718
Access Systems	114,525	130,481	133,206
Engineered Support Structures segment	1,012,290	986,880	938,102
Utility Support Structures segment:
Steel	630,892	637,979	658,604
Concrete	122,032	111,875	99,738
Engineered Solar Tracker Solutions	47,450	16,760	—
Offshore and Other Complex Steel Structures	90,206	92,559	100,773
Utility Support Structures segment	890,580	859,173	859,115
Coatings segment	367,835	353,351	318,891
Irrigation segment:
North America	378,613	386,683	369,832
International	206,583	246,983	282,598
Irrigation segment	585,196	633,666	652,430
Other	—	23,080	76,300
Total	2,855,901	2,856,150	2,844,838
INTERSEGMENT SALES:
Engineered Support Structures	10,214	19,522	25,862
Utility Support Structures	4,972	3,967	2,871
Coatings	67,195	66,612	62,080
Irrigation	6,544	8,905	8,058
Total	88,925	99,006	98,871
NET SALES:
Engineered Support Structures segment	1,002,076	967,358	912,240
Utility Support Structures segment	885,608	855,206	856,244
Coatings segment	300,640	286,739	256,811
Irrigation segment	578,652	624,761	644,372
Other	—	23,080	76,300
Total	$2,766,976	$2,757,144	$2,745,967

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS (Continued)

	2019	2018	2017
OPERATING INCOME (LOSS):
Engineered Support Structures	$65,627	$34,776	$62,960
Utility Support Structures	87,788	64,766	97,853
Coatings	51,008	55,325	50,179
Irrigation	71,687	97,722	101,498
Other	—	(913)	2,134
Adjustment to LIFO inventory valuation method	9,815	(9,892)	(5,680)
Corporate	(48,205)	(39,504)	(41,864)
Total	237,720	202,280	267,080
Interest expense, net	(36,211)	(39,569)	(39,908)
Costs associated with refinancing of debt	—	(14,820)	—
Loss from divestiture of grinding media business	—	(6,084)	—
Other	8,164	1,634	1,292
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$209,673	$143,441	$228,464

TOTAL ASSETS:
Engineered Support Structures	$943,841	$867,735	$846,881
Utility Support Structures	742,194	700,915	597,231
Coatings	363,070	294,951	288,890
Irrigation	347,887	347,894	369,798
Other	—	—	68,934
Corporate	366,419	318,779	430,516
Total	$2,763,411	$2,530,274	$2,602,250

CAPITAL EXPENDITURES:
Engineered Support Structures	$25,344	$26,783	$16,433
Utility Support Structures	26,306	17,442	14,012
Coatings	23,610	10,320	11,080
Irrigation	15,644	7,249	7,055
Other	—	7	2,376
Corporate	6,521	10,184	4,310
Total	$97,425	$71,985	$55,266

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS (Continued)

	2019	2018	2017
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$26,280	$27,274	$27,637
Utility Support Structures	23,779	23,618	25,079
Coatings	15,907	15,956	15,115
Irrigation	10,943	11,335	11,173
Other	—	775	2,486
Corporate	5,355	3,869	3,467
Total	$82,264	$82,827	$84,957

Summary by Geographical Area by Location of Valmont Facilities:

	2019	2018	2017
NET SALES:
United States	$1,872,840	$1,771,390	$1,702,826
Australia	255,271	325,553	356,959
Denmark	90,206	92,559	100,773
Other	548,659	567,642	585,409
Total	$2,766,976	$2,757,144	$2,745,967

LONG-LIVED ASSETS:
United States	$753,545	$624,143	$544,724
Australia	193,029	168,438	227,483
Denmark	58,435	64,497	90,372
Other	369,983	332,556	267,106
Total	$1,374,992	$1,189,634	$1,129,685

No single customer accounted for more than 10% of net sales in 2019, 2018, or 2017. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the company. Australia accounted for approximately 9% of the Company's net sales in 2019; no other foreign country accounted for more than 4% of the Company’s net sales.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION
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

Consolidated financial information for the Company ("Parent"), the Guarantor subsidiaries and the Non-Guarantor subsidiaries is as follows:
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Year ended December 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$1,207,865	$563,935	$1,242,812	$(247,636)	$2,766,976
Cost of sales	887,403	420,287	1,014,071	(247,281)	2,074,480
Gross profit	320,462	143,648	228,741	(355)	692,496
Selling, general and administrative expenses	236,574	38,732	179,470	—	454,776
Operating income	83,888	104,916	49,271	(355)	237,720
Other income (expense):
Interest expense	(37,984)	(11,150)	(2,249)	11,230	(40,153)
Interest income	1,676	37	13,459	(11,230)	3,942
Other	7,805	44	315	—	8,164
	(28,503)	(11,069)	11,525	—	(28,047)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	55,385	93,847	60,796	(355)	209,673
Income tax expense (benefit):
Current	8,918	26,166	11,181	2	46,267
Deferred	(3,120)	—	7,060	—	3,940
	5,798	26,166	18,241	2	50,207
Earnings before equity in earnings of nonconsolidated subsidiaries	49,587	67,681	42,555	(357)	159,466
Equity in earnings of nonconsolidated subsidiaries	104,182	7,900	—	(112,082)	—
Net earnings	153,769	75,581	42,555	(112,439)	159,466
Less: Earnings attributable to noncontrolling interests	—	—	(5,697)	—	(5,697)
Net earnings attributable to Valmont Industries, Inc	$153,769	$75,581	$36,858	$(112,439)	$153,769

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$153,769	$75,581	$42,555	$(112,439)	$159,466
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	(1,564)	(942)	—	(2,506)
Realized loss on divestiture of grinding media business recorded in earnings	—	—	—	—	—
Gain (loss) on hedging activities	2,905	—	—	—	2,905
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(10,828)	—	(10,828)
Equity in other comprehensive income	(13,142)	—	—	13,142	—
Other comprehensive income (loss)	(10,237)	(1,564)	(11,770)	13,142	(10,429)
Comprehensive income (loss)	143,532	74,017	30,785	(99,297)	149,037
Comprehensive income attributable to noncontrolling interests	—	—	(5,505)	—	(5,505)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$143,532	$74,017	$25,280	$(99,297)	$143,532

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Year ended December 30, 2017

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Net earnings	$116,240	$52,562	$59,369	$(105,852)	$122,319
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	—	138,795	(59,516)	—	79,279
Gain (loss) on hedging activities	(1,621)	—	—	—	(1,621)
Actuarial gain (loss) in defined benefit pension plan liability	—	—	(10,871)	—	(10,871)
Equity in other comprehensive income	68,958	—	—	(68,958)	—
Other comprehensive income (loss)	67,337	138,795	(70,387)	(68,958)	66,787
Comprehensive income	183,577	191,357	(11,018)	(174,810)	189,106
Comprehensive income attributable to noncontrolling interests	—	—	(5,529)	—	(5,529)
Comprehensive income attributable to Valmont Industries, Inc.	$183,577	$191,357	$(16,547)	$(174,810)	$183,577

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
December 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$182,453	$6,169	$164,920	$—	$353,542
Receivables, net	134,972	94,090	250,938	—	480,000
Inventories	130,686	45,673	200,963	(2,757)	374,565
Contra asset - costs and profits in excess of billings	65,528	47,402	28,392	—	141,322
Prepaid expenses, restricted cash, and other assets	13,820	717	17,506	—	32,043
Refundable income taxes	6,947	—	—	—	6,947
Total current assets	534,406	194,051	662,719	(2,757)	1,388,419
Property, plant and equipment, at cost	635,322	175,862	434,077	—	1,245,261
Less accumulated depreciation and amortization	413,054	90,384	183,694	—	687,132
Net property, plant and equipment	222,268	85,478	250,383	—	558,129
Goodwill	20,108	141,581	267,175	—	428,864
Other intangible assets	763	43,933	131,046	—	175,742
Investment in subsidiaries and intercompany accounts	1,339,206	1,150,458	908,212	(3,397,876)	—
Other assets	88,549	4,323	119,385	—	212,257
Total assets	$2,205,300	$1,619,824	$2,338,920	$(3,400,633)	$2,763,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$—	$760	$—	$760
Notes payable to banks	—	—	21,774	—	21,774
Accounts payable	68,677	21,464	107,816	—	197,957
Accrued employee compensation and benefits	45,294	6,344	31,890	—	83,528
Accrued expenses	147,498	11,353	42,830	—	201,681
Dividends payable	8,079	—	—	—	8,079
Total current liabilities	269,548	39,161	205,070	—	513,779
Deferred income taxes	16,925	—	31,030	—	47,955
Long-term debt, excluding current installments	734,571	123,560	30,373	(123,560)	764,944
Defined benefit pension liability	—	—	140,007	—	140,007
Other noncurrent liabilities	72,772	3,168	63,895	—	139,835
Shareholders’ equity:
Common stock of $1 par value	27,900	457,950	648,957	(1,106,907)	27,900
Additional paid-in capital	—	162,906	1,107,536	(1,270,442)	—
Retained earnings	2,140,948	753,652	400,933	(1,154,585)	2,140,948
Accumulated other comprehensive income (loss)	(313,422)	79,427	(334,288)	254,861	(313,422)
Treasury stock	(743,942)	—	—	—	(743,942)
Total Valmont Industries, Inc. shareholders’ equity	1,111,484	1,453,935	1,823,138	(3,277,073)	1,111,484
Noncontrolling interest in consolidated subsidiaries	—	—	45,407	—	45,407
Total shareholders’ equity	1,111,484	1,453,935	1,868,545	(3,277,073)	1,156,891
Total liabilities and shareholders’ equity	$2,205,300	$1,619,824	$2,338,920	$(3,400,633)	$2,763,411

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 28, 2019

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$153,769	$75,581	$42,555	$(112,439)	$159,466
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	26,734	13,518	42,012	—	82,264
Noncash loss on trading securities	—	—	(172)	—	(172)
Contribution to defined benefit pension plan	—	—	(18,461)	—	(18,461)
Stock-based compensation	11,587	—	—	—	11,587
Defined benefit pension plan (benefit)	—	—	(513)	—	(513)
(Gain) loss on sale of property, plant and equipment	133	240	(2,886)	—	(2,513)
Equity in earnings in nonconsolidated subsidiaries	(104,182)	(7,900)	—	112,082	—
Deferred income taxes	(3,120)	—	7,060	—	3,940
Changes in assets and liabilities (net of acquisitions):
Net working capital	103,019	(36,781)	13,641	355	80,234
Other noncurrent liabilities	(505)	(5)	(764)	—	(1,274)
Income taxes payable (refundable)	1,714	(2,012)	(6,646)	—	(6,944)
Net cash flows from operating activities	189,149	42,641	75,826	(2)	307,614
Cash flows from investing activities:
Purchase of property, plant and equipment	(59,394)	(1,592)	(36,439)	—	(97,425)
Proceeds from sale of assets	87	48	5,421	—	5,556
Acquisitions, net of cash acquired	—	(63,141)	(18,700)	—	(81,841)
Proceeds from settlement of net investment hedge	11,184	—	—	—	11,184
Investments in nonconsolidated subsidiaries	(3,500)	—	(2,669)	—	(6,169)
Other, net	(14,964)	14,210	1,297	2	545
Net cash flows from investing activities	(66,587)	(50,475)	(51,090)	2	(168,150)
Cash flows from financing activities:
Borrowings under short-term agreements	—	—	11,327	—	11,327
Proceeds from long-term borrowings	31,000	—	—	—	31,000
Principal payments on long-term borrowings	(10,000)	—	(768)	—	(10,768)
Dividends paid	(32,642)	—	—	—	(32,642)
Dividends to noncontrolling interest	—	—	(7,737)	—	(7,737)
Intercompany dividends	65,651	53,676	(119,327)	—	—
Purchase of noncontrolling interest	(22,805)	—	(5,040)	—	(27,845)
Intercompany capital contribution	(13,284)	—	13,284	—	—
Intercompany interest on long-term note	—	(45,155)	45,155	—	—
Proceeds from exercises under stock plans	13,619	—	—	—	13,619
Purchase of treasury shares	(62,915)	—	—	—	(62,915)
Purchase of common treasury shares - stock plan exercises	(12,989)	—	—	—	(12,989)
Net cash flows from financing activities	(44,365)	8,521	(63,106)	—	(98,950)
Effect of exchange rate changes on cash and cash equivalents	—	(36)	(146)	—	(182)
Net change in cash and cash equivalents	78,197	651	(38,516)	—	40,332
Cash, cash equivalents, and restricted cash—beginning of year	104,256	5,518	203,436	—	313,210
Cash, cash equivalents, and restricted cash—end of period	$182,453	$6,169	$164,920	$—	$353,542

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year ended December 29, 2018

	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Cash flows from operating activities:
Net earnings	$94,351	$77,679	$32,440	$(104,164)	$100,306
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	26,155	13,959	42,713	—	82,827
Noncash loss on trading securities	—	—	(62)	—	(62)
Contribution to defined benefit pension plan	—	—	(1,537)	—	(1,537)
Impairment of property, plant and equipment	—	—	5,000	—	5,000
Impairment of goodwill & intangible assets	—	—	15,780	—	15,780
Loss on divestiture of grinding media business	2,518	—	3,566	—	6,084
Stock-based compensation	10,392	—	—	—	10,392
Defined benefit pension plan expense (benefit)	—	—	(2,251)	—	(2,251)
(Gain) loss on sale of property, plant and equipment	57	(37)	(245)	—	(225)
Equity in earnings in nonconsolidated subsidiaries	(68,383)	(37,304)	—	105,687	—
Deferred income taxes	1,532	1,791	(4,982)	—	(1,659)
Changes in assets and liabilities (net of acquisitions):
Net working capital	(17,681)	(13,962)	(13,208)	(1,769)	(46,620)
Other noncurrent liabilities	(7,345)	615	(4,158)	—	(10,888)
Income taxes payable (refundable)	(6,176)	(1,303)	3,340	—	(4,139)
Net cash flows from operating activities	35,420	41,438	76,396	(246)	153,008
Cash flows from investing activities:
Purchase of property, plant and equipment	(25,255)	(13,115)	(33,615)	—	(71,985)
Proceeds from sale of assets	44	268	62,791	—	63,103
Acquisitions, net of cash acquired	(57,805)	—	(85,215)	—	(143,020)
Proceeds from settlement of net investment hedge	(1,621)	—	—	—	(1,621)
Other, net	69,714	(42,667)	(29,215)	246	(1,922)
Net cash flows from investing activities	(14,923)	(55,514)	(85,254)	246	(155,445)
Cash flows from financing activities:
Payments under short-term agreements	—	—	10,543	—	10,543
Proceeds from long-term borrowings	245,936	—	5,719	—	251,655
Principal payments on long-term borrowings	(261,219)	—	(972)	—	(262,191)
Settlement of financial derivative	(2,467)	—	—	—	(2,467)
Debt issuance costs	(2,322)	—	—	—	(2,322)
Dividends paid	(33,726)	—	—	—	(33,726)
Dividends to noncontrolling interest	—	—	(7,055)	—	(7,055)
Intercompany dividends	168,757	11,296	(180,053)	—	—
Intercompany capital contribution	(3,492)	3,492	—	—	—
Purchase of noncontrolling interest	—	—	(5,510)	—	(5,510)
Proceeds from exercises under stock plans	7,357	—	—	—	7,357
Purchase of treasury shares	(114,805)	—	—	—	(114,805)
Purchase of common treasury shares - stock plan exercises	(3,589)	—	—	—	(3,589)
Net cash flows from financing activities	430	14,788	(177,328)	—	(162,110)
Effect of exchange rate changes on cash and cash equivalents	—	(498)	(14,550)	—	(15,048)
Net change in cash and cash equivalents	20,927	214	(200,736)	—	(179,595)
Cash, cash equivalents, and restricted cash—beginning of year	83,329	5,304	404,172	—	492,805
Cash, cash equivalents, and restricted cash—end of period	$104,256	$5,518	$203,436	$—	$313,210

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(22) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION (Continued)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 28, 2019
(Dollars in thousands, except per share amounts)

(23) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
		Gross		Per Share		Stock Price		Dividends
	Net Sales	Profit	Amount	Basic	Diluted	High	Low	Declared
2019
First	$692,139	$165,129	$36,481	$1.67	$1.66	$139.50	$107.43	$0.375
Second	700,871	180,414	41,397	1.90	1.90	136.75	112.94	0.375
Third	690,340	176,086	40,144	1.86	1.85	146.46	123.74	0.375
Fourth	683,626	170,867	35,747	1.67	1.66	151.46	123.80	0.375
Year	$2,766,976	$692,496	$153,769	$7.10	$7.06	$151.46	$107.43	$1.50
2018
First	$698,684	$169,240	$39,281	$1.74	$1.72	$171.55	$140.10	$0.375
Second	682,405	174,999	32,960	1.47	1.46	154.60	137.90	0.375
Third (1)	678,692	164,340	4,448	0.20	0.20	157.15	135.00	0.375
Fourth (2)	697,363	149,701	17,662	0.80	0.80	141.38	103.01	0.375
Year	$2,757,144	$658,280	$94,351	$4.23	$4.20	$171.55	$103.01	$1.50
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 28, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Valmont Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update 2016-02, Leases, effective December 30, 2018.
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

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 26, 2020

ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 28, 2019. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, "Board Committees", “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, "Pay Ratio Information", “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2019”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised in Fiscal 2019”, “Nonqualified Deferred Compensation”, “Director Compensation”, and “Potential Payments Upon Termination or Change-in-Control” in the Proxy Statement.
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
(3)    Index to Exhibits
See exhibits listed under Part B below.

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Currency Translation Adjustment	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 28, 2019
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$8,277	2,543	(76)	(1,196)	$9,548
Allowance for deferred income tax asset valuation	33,228	4,141	(296)	(1,858)	35,215
Fifty-two weeks ended December 29, 2018
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$9,813	994	(365)	(2,165)	$8,277
Allowance for deferred income tax asset valuation	27,864	10,769	(384)	(5,021)	33,228
Fifty-two weeks ended December 30, 2017
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$18,991	2,060	510	(11,748)	$9,813
Allowance for deferred income tax asset valuation	81,923	7,728	5,762	(67,549)	27,864
______________________________________________

*	The deductions from reserves are net of recoveries.

(b)    Exhibits

Exhibit 3.1	—
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

Exhibit 4.9*	—	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Exhibit 10.1	—
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
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit 104		Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*	Filed herewith
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.
Management contracts and compensatory plans are set forth as exhibits 10.1 through 10.12.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2020.

Valmont Industries, Inc.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. KANIEWSKI	Director, President and Chief Executive Officer (Principal Executive Officer)	2/26/2020
Stephen G. Kaniewski

/s/ MARK C. JAKSICH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/26/2020
Mark C. Jaksich

/s/ TIMOTHY P. FRANCIS	Senior Vice President and Controller (Principal Accounting Officer)	2/26/2020
Timothy P. Francis

Mogens C. Bay*	Donna M. Milrod*
K.R. den Daas*	Daniel P. Neary*
Theo W. Freye*	Catherine J. Paglia*
Richard A. Lanoha*	Clark T. Randt*
James B. Milliken*	Walter Scott, Jr.*

______________________________________________

*
Stephen G. Kaniewski, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 26th day of February, 2020. A Power of Attorney authorizing Stephen G. Kaniewski to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski Attorney-in-Fact