Form 10-Q
period 2020-03-28
VALMONT INDUSTRIES INC
filed 2020-04-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or
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
(Former name, former address and former fiscal year, if changed since last report)
________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $1.00 par value	VMI	New York Stock Exchange
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
21,356,577
Outstanding shares of common stock as of April 23, 2020

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	March 28, 2020	March 30, 2019
Product sales	$598,909	$614,964
Services sales	75,291	77,175
Net sales	674,200	692,139
Product cost of sales	438,788	474,897
Services cost of sales	49,163	52,615
Total cost of sales	487,951	527,512
Gross profit	186,249	164,627
Selling, general and administrative expenses	119,354	110,025
Operating income	66,895	54,602
Other income (expenses):
Interest expense	(10,014)	(9,878)
Interest income	1,043	810
Gain (loss) on investments (unrealized)	(2,308)	2,832
Other	1,810	1,014
	(9,469)	(5,222)
Earnings before income taxes	57,426	49,380
Income tax expense:
Current	6,309	2,640
Deferred	8,177	9,662
	14,486	12,302
Earnings before equity in earnings of nonconsolidated subsidiaries	42,940	37,078
Equity in earnings (loss) of nonconsolidated subsidiaries	(219)	—
Net earnings	42,721	37,078
Less: loss (earnings) attributable to noncontrolling interests	208	(974)
Net earnings attributable to Valmont Industries, Inc.	$42,929	$36,104
Earnings per share:
Basic	$2.00	$1.65
Diluted	$1.99	$1.64

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net earnings	42,721	37,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(49,381)	2,266
Gain (loss) on hedging activities:
Net investment hedges	8,711	69
Cash flow hedges	443	—
Amortization cost included in interest expense	(16)	(16)
Cross currency swaps	6,302	2,261
Other comprehensive income (loss)	(33,941)	4,580
Comprehensive income	8,780	41,658
Comprehensive income attributable to noncontrolling interests	(297)	(1,109)
Comprehensive income attributable to Valmont Industries, Inc.	$8,483	$40,549

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$294,645	$353,542
Receivables, net	492,785	480,000
Inventories	416,613	418,370
Contract asset - costs and profits in excess of billings	144,777	141,322
Prepaid expenses and other assets	63,306	32,043
Refundable income taxes	2,300	6,947
Total current assets	1,414,426	1,432,224
Property, plant and equipment, at cost	1,237,895	1,245,261
Less accumulated depreciation and amortization	683,914	687,132
Net property, plant and equipment	553,981	558,129
Goodwill	422,514	428,864
Other intangible assets, net	173,006	175,742
Other assets	193,652	212,257
Total assets	$2,757,579	$2,807,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$757	$760
Notes payable to banks	19,719	21,774
Accounts payable	209,132	197,957
Accrued employee compensation and benefits	70,731	83,528
Contract liability - billings in excess of costs and earnings	151,034	117,945
Other accrued expenses	100,213	83,736
Dividends payable	9,625	8,079
Total current liabilities	561,211	513,779
Deferred income taxes	65,053	58,906
Long-term debt, excluding current installments	776,139	764,944
Defined benefit pension liability	114,359	140,007
Operating lease liabilities	78,694	85,817
Deferred compensation	42,894	45,114
Other noncurrent liabilities	9,099	8,904
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,171,329	2,173,802
Accumulated other comprehensive loss	(347,868)	(313,422)
Treasury stock	(763,950)	(743,942)
Total Valmont Industries, Inc. shareholders’ equity	1,087,411	1,144,338
Noncontrolling interest in consolidated subsidiaries	22,719	45,407
Total shareholders’ equity	1,110,130	1,189,745
Total liabilities and shareholders’ equity	$2,757,579	$2,807,216

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen weeks ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net earnings	$42,721	$37,078
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	20,343	20,253
Noncash loss on trading securities	32	87
Stock-based compensation	3,325	3,670
Defined benefit pension plan benefit	(1,763)	(132)
Contribution to defined benefit pension plan	(17,039)	(13,943)
(Gain) loss on sale of property, plant and equipment	53	(227)
Equity in loss in nonconsolidated subsidiaries	219	—
Deferred income taxes	8,177	9,662
Changes in assets and liabilities:
Receivables	(27,116)	(25,424)
Inventories	(8,674)	(7,239)
Prepaid expenses and other assets	(10,149)	(7,310)
Contract asset - costs and profits in excess of billings	(3,933)	(7,361)
Accounts payable	13,880	(704)
Accrued expenses	38,805	4,585
Other noncurrent liabilities	(2,971)	(234)
Income taxes refundable	6,442	(4,848)
Net cash flows from operating activities	62,352	7,913
Cash flows from investing activities:
Purchase of property, plant and equipment	(23,580)	(21,109)
Proceeds from sale of assets	684	422
Acquisitions, net of cash acquired	(8,804)	(57,106)
Other, net	(1,436)	(1,667)
Net cash flows from investing activities	(33,136)	(79,460)
Cash flows from financing activities:
Proceeds from short-term agreements	3,751	9,327
Payments on short-term agreements	(5,193)	—
Proceeds from long-term borrowings	10,000	10,000
Principal payments on long-term borrowings	(188)	(10,194)
Dividends paid	(8,079)	(8,213)
Dividends to noncontrolling interest	(5,342)	(838)
Purchase of noncontrolling interest	(53,534)	(23,082)
Purchase of treasury shares	(20,481)	(9,421)
Proceeds from exercises under stock plans	60	1,174
Purchase of common treasury shares—stock plan exercises	(3)	(747)
Net cash flows from financing activities	(79,009)	(31,994)
Effect of exchange rate changes on cash and cash equivalents	(9,104)	1,568
Net change in cash and cash equivalents	(58,897)	(101,973)
Cash, cash equivalents, and restricted cash—beginning of year	353,542	313,210
Cash, cash equivalents, and restricted cash—end of period	$294,645	$211,237

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at 12/29/2018 (1)	$27,900	$—	$2,067,811	$(303,185)	$(692,549)	$75,761	$1,175,738
Net earnings	—	—	36,104	—	—	974	37,078
Other comprehensive income (loss)	—	—	—	4,445	—	135	4,580
Cash dividends declared ($0.375 per share)	—	—	(8,213)	—	—	—	(8,213)
Dividends to noncontrolling interests	—	—	—	—	—	(838)	(838)
Purchase of noncontrolling interest	—	—	—	—	—	(23,082)	(23,082)
Impact of ASU 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 70,406 shares acquired	—	—	—	—	(9,421)	—	(9,421)
Stock plan exercises; 5,451 shares acquired	—	—	—	—	(747)	—	(747)
Stock options exercised; 12,995 shares issued	—	(2,667)	2,460	—	1,381	—	1,174
Stock option expense	—	728	—	—	—	—	728
Stock awards; 7,635 shares issued	—	1,939	—	—	1,003	—	2,942
Balance at 3/30/2019 (1)	$27,900	$—	$2,089,276	$(298,740)	$(700,333)	$52,950	$1,171,053
Balance at 12/28/2019 (1)	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	1,189,745
Net earnings	—	—	42,929	—	—	(208)	42,721
Other comprehensive income (loss)	—	—	—	(34,446)	—	505	(33,941)
Cash dividends declared ($0.45 per share)	—	—	(9,625)	—	—	—	(9,625)
Dividends to noncontrolling interests	—	—	—	—	—	(5,342)	(5,342)
Purchase of noncontrolling interest	—	—	(38,686)	—	—	(19,243)	(57,929)
Addition of noncontrolling interest	—	—	—	—	—	1,600	1,600
Purchase of treasury shares; 190,491 shares acquired	—	—	—	—	(20,481)	—	(20,481)
Stock plan exercises; 23 shares acquired	—	—	—	—	(3)	—	(3)
Stock options exercised; 1,166 shares issued	—	(3,011)	2,909	—	162	—	60
Stock option expense	—	611	—	—	—	—	611
Stock awards; 2,500 shares issued	—	2,400	—	—	314	—	2,714
Balance at March 28, 2020	$27,900	$—	$2,171,329	$(347,868)	$(763,950)	$22,719	$1,110,130

(1) The retained earnings balance has been revised from the amounts previously reported as a result of the change in inventory valuation method from     LIFO to FIFO. Refer to Note 1 for additional information.

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 28, 2020, the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders' Equity for the thirteen weeks ended March 28, 2020 and March 30, 2019, have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 28, 2020 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2019 with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis. In addition, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and early adopted Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities as released by the Securities and Exchange Commission that are discussed further at the end of footnote 1. The results of operations for the period ended March 28, 2020 are not necessarily indicative of the operating results for the full year.
        Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	March 28, 2020	December 28, 2019
Raw materials and purchased parts	$163,809	$158,314
Work-in-process	33,919	38,088
Finished goods and manufactured goods	218,885	221,968
Subtotal	416,613	418,370

Effective December 29, 2019, the first day of fiscal 2020, the Company changed its method of accounting for certain of its inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis. The Company believes this change is preferable as it provides a better matching of costs with the physical flow of goods, more accurately reflects the current value of inventory presented on the Company’s Condensed Consolidated Balance Sheets, and standardizes the Company’s inventory valuation methodology.

In accordance with ASC 250, Accounting Changes and Error Corrections, this change in method of accounting for certain inventories has been retrospectively applied to the earliest period presented. As a result of the retrospective change, the cumulative effect to retained earnings as of December 29, 2018 and December 28, 2019 was an increase of $40,215 and $32,854, respectively. This change did not affect the Company's previously reported cash flows from operating, investing, or financing activities.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the change from LIFO to FIFO on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income is as follows:

	First Quarter 2019
(in 000's, except earnings per share)	As Previously Reported	Retrospectively Adjusted	Adjustment
Cost of sales	527,010	527,512	502
Operating income	55,104	54,602	(502)
Income tax expense	12,427	12,302	(125)
Net earnings attributed to Valmont Industries, Inc	36,481	36,104	(377)
Comprehensive (loss) income	42,035	41,658	(377)
Net earnings per diluted share	1.66	1.64	(0.02)
The Company applied this change retrospectively to the earliest period presented. The resulting impact to the Condensed Consolidated Balance Sheet as of December 28, 2019 is as follows:

	December 28, 2019
Consolidated Balance Sheet	As Previously Reported	Adjustment	Retrospectively Adjusted
Inventory	374,565	43,805	418,370
Deferred income tax liability	47,955	10,951	58,906
Retained earnings	2,140,948	32,854	2,173,802

Income Taxes
Earnings before income taxes for the thirteen weeks ended March 28, 2020 and March 30, 2019, were as follows:

	Thirteen weeks ended
	2020	2019
United States	$53,500	$41,749
Foreign	3,926	7,631
	$57,426	$49,380

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 28, 2020 and March 30, 2019 were as follows:

	Thirteen weeks ended
Net periodic (benefit) expense:	2020	2019
Interest cost	$3,124	$4,345
Expected return on plan assets	(5,598)	(5,135)
Amortization of actuarial loss	711	658
Net periodic (benefit) expense	$(1,763)	$(132)

        Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At March 28, 2020, 1,205,205 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively, were as follows:

	Thirteen weeks ended
	2020	2019
Compensation expense	$3,325	$3,670
Income tax benefits	831	918
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $34,619 ($36,290 at December 28, 2019) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time.  The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $167 and $210 as of March 28, 2020 and December 28, 2019, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value March 28, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$34,786	$34,786	$—	$—
Derivative financial instruments, net	24,625	—	24,625	—

		Fair Value Measurement Using:
	Carrying Value December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$36,500	$36,500	$—	$—
Derivative financial instruments, net	3,247	—	3,247	—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Long-Lived Assets
        The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 3 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments.

Comprehensive Income
Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 28, 2020 and December 28, 2019:

	Foreign Currency Translation Adjustments	Gain/(Loss) on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(232,575)	$14,076	$(94,923)	$(313,422)
Current-period comprehensive income (loss)	(49,886)	15,440	—	(34,446)
Balance at March 28, 2020	$(282,461)	$29,516	$(94,923)	$(347,868)

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
        Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen weeks ended March 28, 2020 and March 30, 2019 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended March 28, 2020	Thirteen weeks ended March 28, 2020	Thirteen weeks ended March 30, 2019	Thirteen weeks ended March 30, 2019
Utility Support Structures	$8,924	$214,024	$30,292	$212,966
Engineered Support Structures	215,879	11,487	218,980	8,989
Coatings	68,590	—	70,231	—
Irrigation	151,742	3,554	147,858	2,823
Total	$445,135	$229,065	$467,361	$224,778

The Company's contract asset as of March 28, 2020 and December 28, 2019 was $144,777 and $141,322, respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

        At March 28, 2020 and December 28, 2019, the contract liability for revenue recognized over time was $151,034 and $117,945, respectively. During the thirteen weeks ended March 28, 2020 and March 30, 2019, the Company recognized $18,240 and $1,030 of revenue that was included in the liability as of December 28, 2019 and December 29, 2018. The revenue recognized was due to applying advance payments received for projects completed during the period.

Recently Adopted Accounting Pronouncements and Guarantors Disclosures

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update was intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this ASU in the first quarter of 2020. The adoption of the ASU No. 2016-13 did not have a significant impact on the condensed consolidated financial statements.

The Company early adopted Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules as released by the Securities and Exchange Commission on March 2, 2020, which simplify the disclosure requirements related to the Company’s registered debt securities, guaranteed by certain of its subsidiaries, under Rule 3-10 and Rule 13-01 of Regulation S-X. The final rules permit the simplified disclosures to be provided either in a footnote to the Company’s consolidated financial statements or in management’s discussion and analysis of financial condition and results of operations. The Company has elected to provide the simplified disclosure within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2) ACQUISITIONS

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
        On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services for $26,000 in cash. The agreed upon purchase price was $28,000, with $2,000 being contingent on seller representations and warranties that was settled in the first quarter of 2020 for $1,522. The acquisition of United, located in Houston, Texas further expands the Company's galvanizing footprint in North America and is reported in the Coatings segment. The fair values assigned were $12,374 for goodwill, $3,170 for customer relationships, trade name of $894, $10,987 for property, plant, and equipment, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The trade name has an indefinite life. The Company finalized the purchase price allocation in the fourth quarter of 2019.
        On December 31, 2018, the Company acquired the assets of Larson Camouflage ("Larson"), an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market for $31,106 in cash. The agreed upon purchase price was $34,562, with 10% being held back for seller representations and warranties that was settled in the first quarter of 2020 for $3,481. Larson was acquired to grow our product offerings in the wireless communication market and is reported in the ESS segment. The fair values assigned were $16,223 for customer relationships, $15,346 for goodwill, $1,151 for property, plant, and equipment and the remainder is net working capital. Goodwill is deductible for tax purposes and the customer relationships will be amortized over 12 years. The purchase price allocation was finalized in the fourth quarter of 2019.
        The proforma effect of these acquisitions on the thirteen weeks ended March 30, 2019 is as follows:

Thirteen weeks ended March 30, 2019
Net sales	$694,558
Net earnings	36,342
Earnings per share-diluted	1.65

        Acquisitions of Noncontrolling Interests
        In February 2020, the Company acquired the remaining 49% of AgSense that it did not own for $44,284, which includes an estimated future payment of $2,500 subject to finalization of the buyout calculation that is expected to settle in the second quarter of 2020. In addition, the Company acquired 16% of the remaining 25% that it did not own of Convert Italia for a cash payment of $11,750. The purchase agreement also settled the escrow funds which the Company had paid at date of acquisition. In April 2019, the Company acquired the remaining 4.8% of Valmont SM that it did not own for $4,763. As these transactions were for the acquisition of all or part of the remaining shares of a consolidated subsidiary with no change in control, they were recorded within shareholders' equity and as a financing activity in the Condensed Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$224,920	$137,988	13 years
Patents & Proprietary Technology	23,867	6,718	13 years
Other	7,879	6,498	4 years
	$256,666	$151,204

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,626	$149,720	13 years
Patents & Proprietary Technology	24,068	6,358	14 years
Other	8,054	7,035	5 years
	$269,748	$163,113
Amortization expense for intangible assets for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively was as follows:

Thirteen weeks ended
2020	2019
$4,593	$4,390
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2020	$17,446
2021	15,516
2022	13,462
2023	11,830
2024	9,923
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at March 28, 2020 and December 28, 2019 are as follows:

	March 28, 2020	December 28, 2019	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,704	9,143	2010
Convert Italia S.p.A	8,352	8,378	2018
Valmont SM	7,929	7,966	2014
Ingal EPS/Ingal Civil Products	7,096	7,454	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	16,852	17,555
	$67,544	$69,107

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
Goodwill
The carrying amount of goodwill by segment as of March 28, 2020 and December 28, 2019 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 28, 2019	$228,634	$130,594	$93,747	$25,136	$478,111
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 28, 2019	209,964	116,239	77,525	25,136	428,864
Acquisitions	—	1,100	—	—	1,100
Foreign currency translation	(6,144)	(139)	(1,287)	120	(7,450)
Balance at March 28, 2020	$203,820	$117,200	$76,238	$25,256	$422,514

The Company’s annual impairment test of goodwill was performed during the third quarter of 2019, using the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired. The access systems reporting unit with $42,300 of goodwill, is the reporting unit that did not have a substantial excess of estimated fair value over its carrying value during the 2019 annual impairment test. The model assumed geographic expansion of its architectural product lines, which realized recent organic growth in its existing market. If the Company determines it is more likely than not that forecasted operating income and operating cash flow amounts will

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

be not be realized, an interim test of goodwill recoverability would be required. A hypothetical 1.0% change in the discount rate would increase/decrease the fair value of this reporting unit by approximately $15,000, which approximates the cushion between the estimated fair value and carrying value of this reporting unit. The Company continues to monitor changes in the global economy, including the impact from COVID-19, that could impact future operating results of its reporting units. If such conditions arise, the Company will test a given reporting unit for impairment prior to the annual test.
(4) CASH FLOW SUPPLEMENTARY INFORMATION
        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 28, 2020 and March 30, 2019 were as follows:

	2020	2019
Interest	$179	$586
Income taxes	1,590	2,852
(5) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 28, 2020:
Net earnings attributable to Valmont Industries, Inc.	$42,929	$—	$42,929
Weighted average shares outstanding (000's)	21,453	96	21,549
Per share amount	$2.00	$(0.01)	$1.99
Thirteen weeks ended March 30, 2019:
Net earnings attributable to Valmont Industries, Inc.	$36,104	$—	$36,104
Weighted average shares outstanding (000's)	21,886	78	21,964
Per share amount	$1.65	$(0.01)	$1.64

        At March 28, 2020 and March 30, 2019, there were 302,899 and 297,412 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) DERIVATIVE FINANCIAL INSTRUMENTS
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
        Fair value of derivative instruments at March 28, 2020 and December 28, 2019 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	March 28, 2020	December 28, 2019
Foreign currency forward contracts	Prepaid expenses and other assets	$14,351	$2,119
Cross currency swap contracts	Prepaid expenses and other assets	10,274	1,128
		$24,625	$3,247
        Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen weeks ended March 28, 2020 and March 30, 2019 are as follows:

		Thirteen weeks ended
	Statements of earnings location	March 28, 2020	March 30, 2019
Foreign currency forward contracts	Other income (expenses)	$123	$552
Foreign currency forward contracts	Product sales	53	—
Interest rate hedge amortization	Interest expense	(16)	—
Cross currency swap contracts	Interest expense	743	653
		$903	$1,205
        Cash Flow Hedges
        In 2019, the Company entered into steel hot rolled coil (HRC) forward contracts that qualified as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $12,128 for the purchase of 3,500 short tons for each month from May 2019 to September 2019. The gain/(loss) realized upon settlement is recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns. The forward contracts were closed out in the third quarter of 2019.
        In March 2020, a subsidiary with a Euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a cash flow hedge, has a final maturity date of June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of Euros.
        Net Investment Hedges
        In the second quarter of 2019, all existing net investment hedges were early settled and the Company received proceeds of $11,184, which will remain in Other Comprehensive Income (OCI) until either the sale or substantially complete liquidation of the related subsidiaries.

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
        In the second quarter of 2019, the Company entered into two fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.
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

        UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the global utility transmission, distribution, substations, and renewable energy generation equipment;
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended
	March 28, 2020	March 30, 2019
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$171,987	$157,184
Communication Products	38,196	42,865
Access Systems	20,559	30,239
Engineered Support Structures segment	230,742	230,288
Utility Support Structures segment:
Steel	166,531	159,760
Concrete	35,785	29,844
Engineered Solar Tracker Solutions	8,924	30,292
Offshore and Other Complex Steel Structures	14,221	24,026
Utility Support Structures segment	225,461	243,922
Coatings segment	88,085	86,779
Irrigation segment:
North America	106,560	108,477
International	50,160	44,339
Irrigation segment	156,720	152,816
Total	701,008	713,805
INTERSEGMENT SALES:
Engineered Support Structures segment	3,376	2,319
Utility Support Structures segment	2,513	664
Coatings segment	19,495	16,548
Irrigation segment	1,424	2,135
Total	26,808	21,666
NET SALES:
Engineered Support Structures segment	227,366	227,969
Utility Support Structures segment	222,948	243,258
Coatings segment	68,590	70,231
Irrigation segment	155,296	150,681
Total	$674,200	$692,139

OPERATING INCOME:
Engineered Support Structures segment	$15,931	$12,445
Utility Support Structures segment	27,724	25,048
Coatings segment	11,054	10,140
Irrigation segment	23,663	20,134
Corporate	(11,477)	(13,165)
Total	$66,895	$54,602

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, the continuing and developing effects of COVID-19 including the effects of the outbreak on the general economy and the specific effects on the Company's business and that of its customers and suppliers, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 10 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended
	March 28, 2020	March 30, 2019	% Incr. (Decr.)
Consolidated
Net sales	$674.2	$692.1	(2.6)%
Gross profit	186.2	164.6	13.1%
as a percent of sales	27.6%	23.8%
SG&A expense	119.3	110.0	8.5%
as a percent of sales	17.7%	15.9%
Operating income	66.9	54.6	22.5%
as a percent of sales	9.9%	7.9%
Net interest expense	9.0	9.1	(1.1)%
Effective tax rate	25.2%	24.9%
Net earnings	$42.9	$36.1	18.8%
Diluted earnings per share	$1.99	$1.64	21.3%
Engineered Support Structures (ESS)
Net sales	$227.4	$228.0	(0.3)%
Gross profit	61.7	51.9	18.9%
SG&A expense	45.8	39.4	16.2%
Operating income	15.9	12.5	27.2%
Utility Support Structures (Utility)
Net sales	$222.9	$243.2	(8.3)%
Gross profit	53.5	48.7	9.9%
SG&A expense	25.8	23.6	9.3%
Operating income	27.7	25.1	10.4%
Coatings
Net sales	$68.6	$70.2	(2.3)%
Gross profit	21.8	20.6	5.8%
SG&A expense	10.7	10.5	1.9%
Operating income	11.1	10.1	9.9%
Irrigation
Net sales	$155.3	$150.7	3.1%
Gross profit	49.2	43.4	13.4%
SG&A expense	25.5	23.3	9.4%
Operating income	23.7	20.1	17.9%
Net corporate expense
SG&A	$11.5	$13.2	(12.9)%
Operating loss	(11.5)	(13.2)	12.9%

Overview
On a consolidated basis, net sales were lower in the first quarter of 2020, as compared to 2019, due to lower sales in the ESS, Utility, and Coatings segments offset by higher sales for the Irrigation segment. The change in net sales in the first quarter of fiscal 2020, as compared with the first fiscal quarter of 2019, is as follows:

	First quarter
	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$692.1	$228.0	$243.2	$70.2	$150.7
Volume	(6.9)	2.2	(21.3)	0.6	11.6
Pricing/mix	(0.2)	1.2	1.7	(0.8)	(2.3)
Acquisition/(divestiture)	(0.6)	1.4	—	—	(2.0)
Currency translation	(10.2)	(5.4)	(0.7)	(1.4)	(2.7)
Sales - 2020	$674.2	$227.4	$222.9	$68.6	$155.3

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
        Average steel prices for both hot rolled coil and plate were lower in North America and China in the first quarter of 2020, as compared to 2019, contributing to lower cost of sales and improved gross profit.

        The Company acquired the following businesses:

•Larson Camouflage ("Larson") in the first quarter of 2019, an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market (ESS).
•United Galvanizing ("United") in the first quarter of 2019, a domestic coatings provider (Coatings).
•Connect-It Wireless, Inc. ("Connect-It") in the second quarter of 2019, a domestic communication components business (ESS).
•In the first quarter of 2020, we acquired the remaining 49% of AgSense that the Company did not own (Irrigation).
•In the first quarter of 2020, we acquired 16% of the remaining 25% of Convert Italia that the Company did not own (Utility).

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. Our manufacturing facilities in Argentina, France, India, Malaysia, New Zealand, Philippines, and South Africa are closed as of April 28, 2020 due to government mandates but are expected to re-open during May 2020. All others facilities remain open and fully operational. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed to ensure employee safety in all facilities. We estimate approximately $4.0 million of net sales were not recognized during first quarter of 2020 due to the impacts of facility closures from COVID-19.

We generated positive cash flows from operating activities during the first quarter of 2020 and expect positive cash flows from operating activities for the full fiscal 2020 year. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.
•Our capital spending for the 2020 fiscal year has been reduced from the previously announced approximately $100 million to $125 million to approximately $75 to $90 million.
•We have suspended repurchase of shares to preserve financial liquidity until the COVID-19 impact is clearer.

As a result of the evolving impact of COVID-19 on the global economy, we anticipate and are planning for slowdown in customer demand and increased business disruption, primarily beginning in the second quarter. As a result, we expect second quarter net sales in 2020 to be lower than 2019 by approximately $50 million; the primary reportable segments expected to see a decrease are Coatings and Irrigation. Operating income and specifically operating margin, is expected to be lower than the same period of 2019 as a result of the lower sales. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operational results, cash balances and available borrowings on our line of credit, will be determined by the length of time the pandemic continues, its effect on the demand for the Company’s products and services and supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

Currency Translation

        In the first quarter of 2020, we realized a decrease in operating profit, as compared with 2019, due in part to currency translation effects associated with a stronger U.S. dollar against most foreign currencies. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
First quarter	$(0.7)	$(0.3)	$—	$(0.2)	$(0.3)	$0.1

Gross Profit, SG&A, and Operating Income

        At a consolidated level, gross margin (gross profit as a percent of sales) was higher in the first quarter of 2020, as compared with the same period in 2019, due to lower raw material costs across the Company, improved selling prices across our infrastructure businesses, and improved volumes for the Irrigation segment and associated operating leverage of fixed costs. Gross margin improved for all operating segments.
        SG&A expenses increased in the first quarter of 2020, as compared to the same period in 2019. The increase was due to higher compensation related costs, including sales commissions for the North American infrastructure businesses, higher incentives due to improved operations, and salary merit increases. These increases were partially offset by lower SG&A deferred compensation expense (offset by an increase of the same amount in other expense).

 In the first quarter of 2020, as compared to the same periods in 2019, operating income was higher in all reporting segments. The overall increase in operating income in the first quarter can be attributed to lower raw material costs, improved sales pricing for the infrastructure businesses, and improved sales volumes in the Irrigation segment.

Net Interest Expense and Debt

        Net interest expense in the first quarter of 2020 was consistent with the first quarter of 2019. Interest income was higher in the first quarter of 2020, as compared to 2019, due to having more cash on hand to invest.

Other Income/Expenses

        The change in other income/expenses in the first quarter of 2020, as compared to 2019, was due to the change in valuation of deferred compensation assets which resulted in less other income of $5.1 million. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses.

Income Tax Expense

        The Company's income tax rate in the first quarter of 2020 was consistent with the same period in 2019. Our effective income tax rate in the first quarter of 2020 was 25.2%, compared to 24.9% in the first quarter of 2019.

        Earnings attributable to noncontrolling interests was lower in the first quarter of 2020, as compared to 2019. The decrease can be attributed to the acquisition of the remaining noncontrolling interests of AgSense and partial acquisition of the noncontrolling interest of Convert in the first quarter of 2020.

Cash Flows from Operations
        Our cash flows provided by operations was $62.4 million in the first quarter of fiscal 2020, as compared with $7.9 million provided by operations in the first quarter of 2019. The increase in operating cash flow in the first quarter of 2020, as compared with 2019, was due to improved working capital management. The lower working capital is primarily attributed to a larger contract liability for customer billings in excess of costs and earnings.

ESS segment
        Net sales were consistent in the first quarter 2020 and 2019. Lighting, traffic, and highway sales improved due to increased volumes, which were offset by lower sales volumes for access systems and communication products and unfavorable foreign currency translation effects.
         Global lighting and traffic, and highway safety product sales in the first quarter of 2020 was higher by $14.8 million, as compared to the same period in fiscal 2019. Sales volumes improved in North America across commercial and transportation markets, in addition to some improvements in pricing. Lower sales volumes due to the ceasing of operations in Morocco, the plant shutdown in France due to COVID-19, and unfavorable foreign currency translation effects contributed to lower sales in Europe. Highway safety product sales volumes decreased in the first quarter of 2020, as compared to 2019, due primarily to fewer projects in India.
Communication product line sales were lower by $4.7 million in the first quarter of 2020, as compared with 2019. In North America, component and structure sales volumes decreased in the first quarter of 2020 due to lower demand from the network expansion by providers. The decrease in volumes was partially offset by the acquisition of Connect-It. In Asia-Pacific, sales volumes decreased approximately $2 million due to government mandated plant closures in China due to COVID-19.
Access Systems product line net sales decreased in the first quarter of 2020, as compared to 2019, by $9.7 million. Sales volumes declined due to fewer large projects and unfavorable foreign currency translation for the Australia business.
Gross profit, as a percentage of sales, and operating income for the segment were higher in the first quarter of 2020, as compared to 2019, due to lower raw material pricing across the segment and sales volume improvements in the U.S. lighting and traffic businesses. SG&A spending was higher in the first quarter of 2020 due to higher sales commissions and incentives due to improved operations in North America. Operating income improved due to lower raw material pricing for all businesses and sales volume improvements in North America.
        Utility segment
        In the Utility segment, sales decreased in the first quarter of 2020, as compared with 2019, due to lower volumes in our engineered solar tracker solutions (Solar) and Offshore and other complex steel structures (Offshore) business. Sales volumes for steel and concrete structures in North America were higher in the first quarter of 2020, while sales pricing slightly increased. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order.
        Offshore and Solar sales decreased in the first quarter of 2020, as compared to 2019, due to lower volumes and unfavorable currency translation effects. The decrease for both businesses can be attributed to large projects in the prior year that did not recur.
        Gross profit increased in the first quarter of 2020, as compared to 2019, due to lower costs of steel and higher volumes and associated operating leverage of fixed costs for the North America businesses. SG&A expense was higher in the first quarter of 2020, as compared with 2019, due to higher sales commissions and incentives due to improved operating results. Operating income increased due to improved sales volumes and operations in North America and lower raw material costs, partially offset by a slower start to the year for the Offshore and Solar businesses .
Coatings segment
        Coatings segment sales decreased in the first quarter of 2020, as compared to the same period in 2019, due to unfavorable currency translation effect and slightly lower average sales pricing in Asia Pacific, attributed to the lower cost of zinc. Sales volumes increased modestly in North America in the first quarter of 2020, as compared to 2019. In Asia-Pacific region, sales volumes improved in Australia and New Zealand, but was more than offset by decreased volumes in India and unfavorable foreign currency translation effects.
        SG&A expense was consistent in the first quarter of 2020, as compared to 2019. Operating income was higher in the first quarter 2020, compared to the same period in 2019, due to sales volume increases in North America and Australia and lower raw material pricing. The increase was partially offset by lower volumes and associated operating deleverage of fixed costs for the India businesses.
        Irrigation segment
        The increase in Irrigation segment net sales in the first quarter of 2020, as compared to 2019, is primarily due to sales volume increases in international markets. Brazil and the Middle East drove the sales volume improvements that were partially offset by unfavorable currency translation effects from a weaker Brazil real and South African rand. Sales volumes increased in North America, primarily due to increased service part sales that were lower in 2019 due to the floods. Sales of technology-related products and services continue to grow, as growers are increasing adoption of technology to reduce costs and enhance profitability.
        SG&A was higher in the first quarter of 2020, as compared to 2019, due to higher product development expenses. Operating income for the segment increased in the first quarter of 2020 over the same period in 2019, as a result of lower raw material costs and higher sales volumes in international markets.
        Net corporate expense
Corporate SG&A expense was lower in the first quarter of 2020, as compared to the first quarter of 2019, due to a change in valuation of deferred compensation assets which resulted in lower expense of $5.1 million. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $853.2 million at March 28, 2020, as compared to $918.4 million at December 28, 2019. The decrease in net working capital in 2020 is attributed to an increase in contract liability for customer billings in excess of costs and earnings of $33.1 million. Cash flow provided by operations was $62.4 million in the first quarter of 2020, as compared with $7.9 million in first quarter of 2019. The increase in operating cash flows in the first quarter of 2020, as compared to 2019, was primarily the result of improved working capital management.
Investing Cash Flows-Capital spending in the first quarter of fiscal 2020 was $23.6 million, as compared to $21.1 million for the same period in 2019. The decrease in investing cash outflows in the first quarter of 2020, as compared to 2019, can be attributed to a reduction in cash paid for acquisitions.
Financing Cash Flows-Our total interest-bearing debt was $796.6 million at March 28, 2020 and $787.5 million at December 28, 2019. Financing cash flows changed from an outflow of $32.0 million in the first quarter of 2019 to an outflow of $80.9 million for the first quarter of 2020. The increase in financing cash outflows in the first quarter of 2020, as compared to 2019, was due to the higher purchase price of noncontrolling interests and repurchases of company shares.
Guarantor Summarized Financial Information

We are providing the following information in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X with respect to our two tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”). The Parent is the Issuer of the notes and consolidates all Guarantors.

The financial information of Issuer and Guarantors is presented on a combined basis with intercompany balances and transactions between Issuer and Guarantors eliminated. The Issuer’s or Guarantors' amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the Thirteen weeks ended March 28, 2020 and Thirteen weeks ended March 30, 2019

	Thirteen weeks ended
Dollars in thousands	March 28,2020	March 30, 2019
Net sales	$467,680	$434,007
Gross Profit	135,235	109,570
Operating income	59,134	44,614
Net earnings	36,325	28,873
Net earnings attributable to Valmont Industries, Inc.	36,325	28,873

Supplemental Combined Parent and Guarantors Financial Information
March 28, 2020 and December 28, 2019

Dollars in thousands	March 28,2020	December 28, 2019
Current assets	$775,428	$728,457
Noncurrent assets	358,663	354,173
Current liabilities	356,658	312,984
Noncurrent liabilities	1,070,925	1,076,491
Noncontrolling interest in consolidated subsidiaries	1,600	—

Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $59,462 and $54,915 at March 28, 2020 and December 28, 2019. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $227,340 and $249,056 at March 28, 2020 and December 28, 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 190,491 treasury shares for approximately $20.5 million under our share repurchase program during the first quarter of 2020. As of March 28, 2020, we have approximately $184.0 million open under this authorization to repurchase shares in the future. We have suspended repurchase of shares to preserve financial liquidity until the COVID-19 impact is clearer.

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

Our debt financing at March 28, 2020 is primarily long-term debt consisting of:
•$450 million face value ($436.4 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
•$305 million face value ($297.6 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
•We are allowed to repurchase the notes at specified prepayment premiums. Both tranches of these notes are guaranteed by certain of our subsidiaries.

        At March 28, 2020 and December 28, 2019, we had $40.1 million and $29.0 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 28, 2020, we had the ability to borrow $544.6 million under this facility, after consideration of standby letters of credit of $15.3 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $129.2 million, $109.5 million of which was unused at March 28, 2020. At the beginning of the second quarter of 2020, the Company drew down $75.0 million on its revolving credit facility to ensure sufficient liquidity related to COVID-19 uncertainty.

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
Our key debt covenants are as follows:
•Leverage ratio - Interest-bearing debt is not to exceed 3.5X Adjusted EBITDA (or 3.75X Adjusted EBITDA after certain material acquisitions) of the prior four quarters; and
•Interest earned ratio - Adjusted EBITDA over the prior four quarters must be at least 2.5X our interest expense over the same period.

        At March 28, 2020, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 28, 2020 were as follows (in 000's):

Interest-bearing debt	$796,615
Adjusted EBITDA-last four quarters	335,625
Leverage ratio	2.37

Adjusted EBITDA-last four quarters	$335,625
Interest expense-last four quarters	40,289
Interest earned ratio	8.33

The calculation of Adjusted EBITDA-last four quarters (March 31, 2019 through March 28, 2020) is as follows. The last four quarters information ended March 28, 2020 is calculated by taking the full fiscal year ended December 28, 2019, subtracting the first quarter ended March 30, 2019, and adding the first quarter ended March 28, 2020.

Net cash flows from operations	$362,053
Interest expense	40,289
Income tax expense	52,390
Gain on investment	227
Deferred income tax benefit	(2,455)
Noncontrolling interest	(4,515)
Stock-based compensation	(11,242)
Pension plan expense	2,144
Contribution to pension plan	21,557
Changes in assets and liabilities	(126,836)
Other	2,013
EBITDA	335,625
Adjustments	—
Adjusted EBITDA	$335,625

Net earnings attributable to Valmont Industries, Inc.	$160,593
Interest expense	40,289
Income tax expense	52,390
Depreciation and amortization expense	82,353
EBITDA	335,625
Adjustments	—
Adjusted EBITDA	$335,625

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
        We have cash balances of $294.6 million at March 28, 2020, approximately $145.9 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At March 28, 2020, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.4 million and $0.6 million, respectively.

Financial Obligations and Financial Commitments
        There have been no material changes to our financial obligations and financial commitments as described on page 34-35 in our Form 10-K for the fiscal year ended December 28, 2019.
Off Balance Sheet Arrangements
There have been no material changes in our off balance sheet arrangements as described on page 35 in our Form 10-K for the fiscal year ended December 28, 2019.

Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 28, 2019 during the three months ended March 28, 2020, with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
        There were no material changes in the company's market risk during the quarter ended March 28, 2020. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2019.

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

PART II. OTHER INFORMATION
ITEM 1A – Risk Factors
Other than the addition of the text below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

COVID-19 has impacted and is expected to continue to impact our business, including the supply chain, product demand, logistics, and facility operations and the duration, unknown at this time, of the challenges associated with the virus may result in significant adverse effects on our business, financial condition and results of operations.

On March 11, 2020 the World Health Organization declared COVID-19 outbreak a pandemic, and the virus continues to significantly impact all geographical areas in which we operate. A myriad of international, national and local measures have been implemented by governments and businesses to address the virus and slow its outbreak, including shelter in place orders and similar restrictions, restrictions on business operations, closure of borders and other measures having negative economic effects.

Our businesses support critical infrastructure sectors as defined by the Department of Homeland Security (CISA.gov) and similar global agencies. These sectors are deemed vital, such that their incapacitation would have a debilitating effect on security, national economic security, national public health or safety or any combination thereof.

COVID-19 has impacted and is anticipated to continue to impact our business, including the normal operations of our facilities, overall demand for our products, changes to supply chain availability and costs, logistics delays, including temporary closures as may be mandated or otherwise made necessary by governmental authorities, and any additional carryover of economic effects. As of April 28, 2020, certain of our facilities have temporarily ceased operations due to the effects of COVID-19. These include operations in Argentina, India, Malaysia, New Zealand, Philippines, and South Africa. A majority of our facilities are currently operational, including all of our North American facilities, but we believe the future impact of COVID-19 will vary across our diversified portfolio in the second quarter of 2020 and beyond. We believe all of our business segments will be impacted, and relatively more so in our ESS, Coatings, and Irrigation segments. All of our operations may be affected by COVID-19 isolation measures. We have implemented domestic and international travel restrictions for our employees, and thousands of our employees are expected to continue to work remotely through the height of this pandemic.

The duration of the virus outbreak continues to be evaluated by governments and experts and as a consequence we cannot at this time determine the overall ultimate impact on the Company. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted. The duration, unknown at this time, of the challenges associated with the virus may result in significant adverse effects on our business, financial condition, and results of operations.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 29, 2019 to January 25, 2020	—	$—	—	$204,451,000
January 26, 2020 to February 29, 2020	65,151	122.00	65,151	196,503,000
March 1, 2020 to March 28, 2020	125,340	99.99	125,340	183,969,000
Total	190,491	$107.52	190,491	$183,969,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of March 28, 2020, we have acquired 6,112,945 shares for approximately $816.0 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
        Valmont's annual meeting of stockholders was held on April 28, 2020. The stockholders elected four directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2020. For the annual meeting there were 21,523,917 shares outstanding and eligible to vote of which 19,607,591were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

        Election of Directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay	17,530,369	887,822	1,189,400
Walter Scott, Jr.	17,483,019	935,172	1,189,400
Clark T. Randt, Jr.	15,076,665	3,341,526	1,189,400
Richard A. Lanoha	17,862,658	555,533	1,189,400

Advisory vote on executive compensation:

For	17,781,283
Against	563,034
Abstain	73,874
Broker non-votes	1,189,400

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2020:

For	19,207,861
Against	339,180
Abstain	60,550

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description
18	Preferability Letter - LIFO Change
22.1	List of Issuer and Guarantor Subsidiaries
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated this 29th day of April, 2020.