Form 10-Q
period 2020-06-27
VALMONT INDUSTRIES INC
filed 2020-07-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
or
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
21,361,581
Outstanding shares of common stock as of July 23, 2020

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Product sales	$617,587	$609,516	$1,216,496	$1,224,480
Services sales	71,221	91,355	146,512	168,530
Net sales	688,808	700,871	1,363,008	1,393,010
Product cost of sales	458,995	463,329	897,783	938,226
Services cost of sales	45,876	59,366	95,039	111,981
Total cost of sales	504,871	522,695	992,822	1,050,207
Gross profit	183,937	178,176	370,186	342,803
Selling, general and administrative expenses	123,859	116,702	243,213	226,727
Impairment of goodwill and intangible assets	16,638	—	16,638	—
Operating income	43,440	61,474	110,335	116,076
Other income (expenses):
Interest expense	(10,098)	(10,117)	(20,112)	(19,995)
Interest income	458	1,036	1,501	1,846
Gain on investments (unrealized)	2,510	1,520	202	4,352
Other	(694)	156	1,116	1,170
	(7,824)	(7,405)	(17,293)	(12,627)
Earnings before income taxes	35,616	54,069	93,042	103,449
Income tax expense:
Current	21,645	17,353	27,954	19,993
Deferred	(9,043)	(3,952)	(866)	5,710
	12,602	13,401	27,088	25,703
Earnings before equity in earnings of nonconsolidated subsidiaries	23,014	40,668	65,954	77,746
Equity in loss of nonconsolidated subsidiaries	(260)	—	(479)	—
Net earnings	22,754	40,668	65,475	77,746
Less: loss (earnings) attributable to noncontrolling interests	(147)	(949)	61	(1,923)
Net earnings attributable to Valmont Industries, Inc.	$22,607	$39,719	$65,536	$75,823
Earnings per share:
Basic	$1.06	$1.83	$3.06	$3.48
Diluted	$1.06	$1.82	$3.05	$3.46

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net earnings	22,754	40,668	65,475	77,746
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	18,888	1,049	(30,493)	3,315
Gain (loss) on hedging activities:
Net investment hedges	(1,427)	711	7,284	780
Cash flow hedges	(73)	—	370	—
Amortization cost included in interest expense	(16)	(16)	(32)	(32)
Commodity hedges	—	(2,109)	—	(2,109)
Cross currency swaps	(2,007)	(3,933)	4,295	(1,672)
Other comprehensive income (loss)	15,365	(4,298)	(18,576)	282
Comprehensive income	38,119	36,370	46,899	78,028
Comprehensive income attributable to noncontrolling interests	(130)	(983)	(427)	(2,092)
Comprehensive income attributable to Valmont Industries, Inc.	$37,989	$35,387	$46,472	$75,936

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$353,348	$353,542
Receivables, net	500,838	480,000
Inventories	449,516	418,370
Contract asset - costs and profits in excess of billings	125,004	141,322
Prepaid expenses and other assets	51,113	32,043
Refundable income taxes	—	6,947
Total current assets	1,479,819	1,432,224
Property, plant and equipment, at cost	1,269,231	1,245,261
Less accumulated depreciation and amortization	705,448	687,132
Net property, plant and equipment	563,783	558,129
Goodwill	417,668	428,864
Other intangible assets, net	169,744	175,742
Other assets	200,828	212,257
Total assets	$2,831,842	$2,807,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,587	$760
Notes payable to banks	14,577	21,774
Accounts payable	241,294	197,957
Accrued employee compensation and benefits	91,857	83,528
Contract liability - billings in excess of costs and earnings	138,820	117,945
Other accrued expenses	89,093	83,736
Income taxes payable	16,984	—
Dividends payable	9,613	8,079
Total current liabilities	604,825	513,779
Deferred income taxes	49,906	58,906
Long-term debt, excluding current installments	778,283	764,944
Defined benefit pension liability	111,525	140,007
Operating lease liabilities	79,799	85,817
Deferred compensation	45,736	45,114
Other noncurrent liabilities	9,066	8,904
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,194,916	2,173,802
Accumulated other comprehensive loss	(332,486)	(313,422)
Treasury stock	(763,495)	(743,942)
Total Valmont Industries, Inc. shareholders’ equity	1,126,835	1,144,338
Noncontrolling interest in consolidated subsidiaries	25,867	45,407
Total shareholders’ equity	1,152,702	1,189,745
Total liabilities and shareholders’ equity	$2,831,842	$2,807,216

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six weeks ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net earnings	$65,475	$77,746
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	40,584	40,583
Noncash loss on trading securities	34	28
Impairment of property, plant and equipment	2,258	—
Impairment of goodwill & intangible assets	16,638	—
Stock-based compensation	5,671	6,370
Defined benefit pension plan benefit	(3,547)	(259)
Contribution to defined benefit pension plan	(17,138)	(13,682)
(Gain) loss on sale of property, plant and equipment	86	(278)
Equity in loss in nonconsolidated subsidiaries	479	—
Deferred income taxes	(866)	5,710
Changes in assets and liabilities:
Receivables	(28,896)	(19,633)
Inventories	(39,313)	(16,308)
Prepaid expenses and other assets	(13,984)	(13,367)
Contract asset - costs and profits in excess of billings	16,147	(11,400)
Accounts payable	39,775	7,973
Accrued expenses	42,197	62,467
Other noncurrent liabilities	(1,210)	(5,582)
Income taxes refundable	26,354	(6,931)
Net cash flows from operating activities	150,744	113,437
Cash flows from investing activities:
Purchase of property, plant and equipment	(48,165)	(49,310)
Proceeds from sale of assets	169	466
Acquisitions, net of cash acquired	(15,862)	(81,841)
Settlement of net investment hedges	11,983	11,184
Other, net	(1,137)	3,893
Net cash flows from investing activities	(53,012)	(115,608)
Cash flows from financing activities:
Proceeds from short-term agreements	3,006	14,994
Payments on short-term agreements	(9,261)	(5,108)
Proceeds from long-term borrowings	88,872	31,000
Principal payments on long-term borrowings	(75,568)	(10,386)
Dividends paid	(17,704)	(16,425)
Dividends to noncontrolling interest	(5,642)	(4,459)
Purchase of noncontrolling interest	(55,916)	(27,845)
Purchase of treasury shares	(20,481)	(38,350)
Proceeds from exercises under stock plans	724	1,744
Purchase of common treasury shares—stock plan exercises	(5)	(827)
Net cash flows from financing activities	(91,975)	(55,662)
Effect of exchange rate changes on cash and cash equivalents	(5,951)	1,567
Net change in cash and cash equivalents	(194)	(56,266)
Cash, cash equivalents, and restricted cash—beginning of year	353,542	313,210
Cash, cash equivalents, and restricted cash—end of period	$353,348	$256,944

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at 3/30/2019 (1)	$27,900	$—	$2,089,276	$(298,740)	$(700,333)	$52,950	$1,171,053
Net earnings	—	—	39,719	—	—	949	40,668
Other comprehensive income (loss)	—	—	—	(4,332)	—	34	(4,298)
Cash dividends declared ($0.375 per share)	—	—	(8,126)	—	—	—	(8,126)
Dividends to noncontrolling interests	—	—	—	—	—	(3,621)	(3,621)
Purchase of noncontrolling interest	—	277	—	—	—	(5,040)	(4,763)
Purchase of treasury shares; 236,323 shares acquired	—	—	—	—	(28,929)	—	(28,929)
Stock plan exercises; 645 shares acquired	—	—	—	—	(80)	—	(80)
Stock options exercised; 2,642 shares issued	—	(2,575)	2,885	—	260	—	570
Stock option expense	—	728	—	—	—	—	728
Stock awards; 2,692 shares issued	—	1,570	—	—	402	—	1,972
Balance at 6/29/2019 (1)	$27,900	$—	$2,123,754	$(303,072)	$(728,680)	$45,272	$1,165,174
Balance at March 28, 2020	$27,900	$—	$2,171,329	$(347,868)	$(763,950)	$22,719	1,110,130
Net earnings	—	—	22,607	—	—	147	22,754
Other comprehensive income (loss)	—	—	—	15,382	—	(17)	15,365
Cash dividends declared ($0.45 per share)	—	—	(9,598)	—	—	—	(9,598)
Dividends to noncontrolling interests	—	—	—	—	—	(300)	(300)
Purchase of noncontrolling interest	—	—	8,025	—	—	(207)	7,818
Addition of noncontrolling interest	—	—	—	—	—	3,525	3,525
Stock plan exercises; 14 shares acquired	—	—	—	—	(2)	—	(2)
Stock options exercised; 318 shares issued	—	(2,206)	2,553	—	317	—	664
Stock option expense	—	612	—	—	—	—	612
Stock awards; 6,204 shares issued	—	1,594	—	—	140	—	1,734
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	$1,152,702

(1) The retained earnings balance has been revised from the amounts previously reported as a result of the change in inventory valuation method from     LIFO to FIFO. Refer to Note 1 for additional information.

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at 12/29/2018 (1)	$27,900	$—	$2,067,811	$(303,185)	$(692,549)	$75,761	$1,175,738
Net earnings	—	—	75,823	—	—	1,923	77,746
Other comprehensive income (loss)	—	—	—	113	—	169	282
Cash dividends declared ($0.75 per share)	—	—	(16,339)	—	—	—	(16,339)
Dividends to noncontrolling interests	—	—	—	—	—	(4,459)	(4,459)
Impact of ASC 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Purchase of treasury shares; 306,729 shares acquired	—	—	—	—	(38,350)	—	(38,350)
Stock plan exercises; 6,096 shares acquired	—	—	—	—	(827)	—	(827)
Stock options exercised; 15,637 shares issued	—	(5,242)	5,345	—	1,641	—	1,744
Stock option expense	—	1,456	—	—	—	—	1,456
Stock awards; 10,327 shares issued	—	3,509	—	—	1,405	—	4,914
Balance at 6/29/2019 (1)	$27,900	$—	$2,123,754	$(303,072)	$(728,680)	$45,272	$1,165,174
Balance at 12/28/2019 (1)	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	65,536	—	—	(61)	65,475
Other comprehensive income (loss)	—	—	—	(19,064)	—	488	(18,576)
Cash dividends declared ($0.90 per share)	—	—	(19,223)	—	—	—	(19,223)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(30,661)	—	—	(19,450)	(50,111)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 190,491 shares acquired	—	—	—	—	(20,481)	—	(20,481)
Stock plan exercises; 37 shares acquired	—	—	—	—	(5)	—	(5)
Stock options exercised; 1,484 shares issued	—	(5,217)	5,462	—	479	—	724
Stock option expense	—	1,223	—	—	—	—	1,223
Stock awards; 8,704 shares issued	—	3,994	—	—	454	—	4,448
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	$1,152,702

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
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 27, 2020, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019, and the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 27, 2020 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2019 with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis. In addition, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and early adopted Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities as released by the Securities and Exchange Commission that are discussed further at the end of footnote 1. The results of operations for the period ended June 27, 2020 are not necessarily indicative of the operating results for the full year.
        Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	June 27, 2020	December 28, 2019
Raw materials and purchased parts	$167,626	$158,314
Work-in-process	32,535	38,088
Finished goods and manufactured goods	249,355	221,968
	449,516	418,370

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the change from LIFO to FIFO on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and twenty-six weeks ended June 29, 2019 is as follows:

	Thirteen weeks ended			Twenty-six weeks ended
(in 000's, except earnings per share)	As Previously Reported	Retrospectively Adjusted	Adjustment	As Previously Reported	Retrospectively Adjusted	Adjustment
Cost of sales	520,457	522,695	2,238	1,047,467	1,050,207	2,740
Operating income	63,712	61,474	(2,238)	118,816	116,076	(2,740)
Income tax expense	13,961	13,401	(560)	26,388	25,703	(685)
Net earnings attributed to Valmont Industries, Inc	41,397	39,719	(1,679)	77,878	75,823	(2,055)
Comprehensive (loss) income	38,048	36,370	(1,679)	80,083	78,028	(2,055)
Net earnings per diluted share	1.90	1.82	(0.08)	3.56	3.46	(0.10)
The Company applied this change retrospectively to the earliest period presented. The resulting impact to the Condensed Consolidated Balance Sheet as of December 28, 2019 is as follows:

	December 28, 2019
Consolidated Balance Sheet	As Previously Reported	Adjustment	Retrospectively Adjusted
Inventory	374,565	43,805	418,370
Deferred income tax liability	47,955	10,951	58,906
Retained earnings	2,140,948	32,854	2,173,802

Income Taxes
Earnings before income taxes for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2020	2019	2020	2019
United States	$54,237	$45,031	$107,737	$86,780
Foreign	(18,621)	9,038	(14,695)	16,669
	$35,616	$54,069	$93,042	$103,449

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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Net periodic (benefit) expense:	2020	2019	2020	2019
Interest cost	$3,160	$4,182	$6,284	$8,527
Expected return on plan assets	(5,664)	(4,943)	(11,262)	(10,078)
Amortization of actuarial loss	720	634	1,431	1,292
Net periodic (benefit) expense	$(1,784)	$(127)	$(3,547)	$(259)

        Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At June 27, 2020, 1,187,679 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2020	2019	2020	2019
Compensation expense	$2,346	$2,700	$5,671	$6,370
Income tax benefits	587	675	1,418	1,593
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at June 27, 2020 of $37,035 ($36,290 at December 28, 2019) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $170 and $210 as of June 27, 2020 and December 28, 2019, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value June 27, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$37,205	$37,205	$—	$—
Derivative financial instruments, net	7,268	—	7,268	—

		Fair Value Measurement Using:
	Carrying Value December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$36,500	$36,500	$—	$—
Derivative financial instruments, net	3,247	—	3,247	—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Long-Lived Assets
        The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 4 to these condensed consolidated financial statements contain additional information related to goodwill and intangible asset impairments recognized in fiscal 2020.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 27, 2020 and December 28, 2019:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(232,575)	$14,076	$(94,923)	$(313,422)
Current-period comprehensive income (loss)	(30,981)	11,917	—	(19,064)
Balance at June 27, 2020	$(263,556)	$25,993	$(94,923)	$(332,486)

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
        Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 27, 2020	Thirteen weeks ended June 27, 2020	Twenty-six weeks ended June 27, 2020	Twenty-six weeks ended June 27, 2020
Utility Support Structures	$4,619	$223,854	$13,543	$437,878
Engineered Support Structures	236,827	12,046	452,706	23,533
Coatings	62,667	—	131,257	—
Irrigation	144,988	3,807	296,730	7,361
Total	$449,101	$239,707	$894,236	$468,772

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 29, 2019	Thirteen weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019	Twenty-six weeks ended June 29, 2019
Utility Support Structures	$9,932	$199,077	$40,224	$412,043
Engineered Support Structures	244,604	12,961	461,074	24,460
Coatings	81,089	—	151,320	—
Irrigation	149,956	3,252	297,814	6,075
Total	$485,581	$215,290	$950,432	$442,578

The Company's contract asset as of June 27, 2020 and December 28, 2019 was $125,004 and $141,322,
respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

        At June 27, 2020 and December 28, 2019, the contract liability for revenue recognized over time was $138,820 and $117,945, respectively. During the thirteen and twenty-six weeks ended June 27, 2020, the Company recognized $21,037 and $39,277 of revenue that was included in the liability as of December 28, 2019. In the thirteen and twenty-six weeks ended June 29, 2019, the Company recognized $897 and $1,928 of revenue that was included in the liability as of December 29, 2018. The revenue recognized was due to applying advance payments received for projects completed during the period.

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

(2) ACQUISITIONS
        On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price is contingent on seller representations and warranties that will be settled within 12 months of the acquisition date. Solbras is a leading provider of solar energy solutions for agriculture. In the preliminary purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The acquisition of Solbras, located in Brazil, allows the Company to expand its product offerings in the Irrigation segment to include not only pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company expects to finalize the purchase price allocation in the fourth quarter of 2020. Proforma disclosures were omitted as this business does not have a significant impact on the Company's financial results.
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
        On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services with an agreed upon purchase price of $28,000, with $2,000 being contingent on seller representations and warranties that was settled in the first quarter of 2020 for $1,522. On December 31, 2018, the Company acquired the assets of Larson Camouflage ("Larson"), an industry leading provider of architectural and camouflage concealment solutions for the wireless telecommunication market with an agreed upon purchase price of $34,562, with 10% being held back for seller representations and warranties that was settled in the first quarter of 2020 for $3,481.
Acquisitions of Noncontrolling Interests
        In February 2020, the Company acquired the remaining 49% of AgSense that it did not own for $43,983, which includes a holdback payment of $2,200 that was made in the second quarter of 2020. The Company finalized the accounting for owning 100% of AgSense in the second quarter of 2020 which resulted in the recognition of a deferred tax asset of approximately $7,700. In the first quarter of 2020, the Company acquired 16% of the remaining 25% that it did not own of Convert Italia for a cash payment of $11,750. The purchase agreement also settled the escrow funds which the Company had paid at date of acquisition. In April 2019, the Company acquired the remaining 4.8% of Valmont SM that it did not own for $4,763.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) RESTRUCTURING ACTIVITIES
        During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS, Utility, and Coatings segments to reduce employment levels and exit under-performing locations.

        The following pre-tax expenses were recognized during the second quarter of 2020:

	ESS	Utility	Coatings	Corporate	Total
Severance	$399	$—	$135	$—	$534
Other cash restructuring expenses	48	803	32	—	883
Asset impairments	—	2,258	—	—	2,258
Total cost of sales	447	3,061	167	—	3,675

Severance	242	613	55	221	1,131
Other cash restructuring expenses	773	—	0	—	773

Total selling, general and administrative expenses	1,015	613	55	221	1,904
Consolidated total	$1,462	$3,674	$222	$221	$5,579

        Liabilities recorded for the restructuring plans were as follows:

	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at June 27, 2020
Severance	$1,665	$854	$811
Other cash restructuring expenses	1,656	853	803
Total	$3,321	$1,707	$1,614

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$230,235	$142,425	13 years
Patents & Proprietary Technology	24,484	7,190	14 years
Other	7,362	6,604	4 years
	$262,081	$156,219

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,626	$149,720	13 years
Patents & Proprietary Technology	24,068	6,358	14 years
Other	8,054	7,035	5 years
	$269,748	$163,113
Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively was as follows:

Thirteen weeks ended		Twenty-six weeks ended
2020	2019	2020	2019
$4,511	$4,632	$9,103	$9,022
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2020	$17,214
2021	14,838
2022	12,959
2023	11,116
2024	9,389
The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at June 27, 2020 and December 28, 2019 are as follows:

	June 27, 2020	December 28, 2019	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	7,250	9,143	2010
Convert Italia S.p.A	8,412	8,378	2018
Valmont SM	8,010	7,966	2014
Ingal EPS/Ingal Civil Products	7,029	7,454	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	14,570	17,555
	$63,882	$69,107

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
The Company’s trade names were tested for impairment in the third quarter of 2019. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal 2020.
Goodwill
The carrying amount of goodwill by segment as of June 27, 2020 and December 28, 2019 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 28, 2019	$228,634	$130,594	$93,747	$25,136	$478,111
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 28, 2019	209,964	116,239	77,525	25,136	428,864
Acquisitions	—	1,100	—	5,127	6,227
Asset impairment	(12,575)	—	—	—	(12,575)
Foreign currency translation	(4,301)	141	(790)	102	(4,848)
Balance at June 27, 2020	$193,088	$117,480	$76,735	$30,365	$417,668

The Company’s annual impairment test of goodwill was performed during the third quarter of 2019, using the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired.
In April 2020, the price of a barrel of oil began a large decline and various economic forecasts show the lower price of oil will continue into the next few years. This lower price for oil and a revised assessment of the Australian market performed in conjunction with the executed restructuring activities required the Company to re-assess the financial projections for the access systems reporting unit. This resulted in lower projected net sales, operating income, and cash flows for this reporting unit, resulting in the need for an interim impairment test. The results of the test showed that the reporting unit's carrying value was higher than its estimated fair value. Accordingly, the Company recorded a $12,575 impairment of access system's goodwill in the second quarter of 2020.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
        The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 27, 2020 and June 29, 2019 were as follows:

	2020	2019
Interest	$19,690	$19,411
Income taxes	3,887	24,529

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 27, 2020:
Net earnings attributable to Valmont Industries, Inc.	$22,607	$—	$22,607
Weighted average shares outstanding (000's)	21,312	81	21,393
Per share amount	$1.06	$—	$1.06
Thirteen weeks ended June 29, 2019:
Net earnings attributable to Valmont Industries, Inc.	$39,719	$—	$39,719
Weighted average shares outstanding (000's)	21,734	97	21,831
Per share amount	$1.83	$(0.01)	$1.82
Twenty-six weeks ended June 27, 2020
Net earnings attributable to Valmont Industries, Inc.	$65,536	$—	$65,536
Weighted average shares outstanding (000's)	21,383	88	21,471
Per share amount	$3.06	$(0.01)	$3.05
Twenty-six weeks ended June 29, 2019:
Net earnings attributable to Valmont Industries, Inc.	$75,823	$—	$75,823
Weighted average shares outstanding (000's)	21,810	87	21,897
Per share amount	$3.48	$(0.02)	$3.46

        At June 27, 2020 and June 29, 2019, there were 296,490 and 297,170 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVE FINANCIAL INSTRUMENTS
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
        Fair value of derivative instruments at June 27, 2020 and December 28, 2019 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	June 27, 2020	December 28, 2019
Foreign currency forward contracts	Prepaid expenses and other assets	$425	$2,119
Cross currency swap contracts	Prepaid expenses and other assets	6,843	1,128
		$7,268	$3,247
        Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 are as follows:

		Thirteen weeks ended		Twenty-six weeks ended
	Statements of earnings location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Commodity forward contracts	Product cost of sales	$—	$(96)	$—	$(96)
Foreign currency forward contracts	Other income (expenses)	$(93)	$152	30	704
Foreign currency forward contracts	Product sales	99	—	152	—
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross currency swap contracts	Interest expense	719	674	1,462	1,327
		$709	$714	$1,612	$1,903

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
        In May 2020, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contract, which qualifies as a cash flow hedge, has a final maturity date of December 2020 and a notional amount to buy 4,500 euros in exchange for a stated amount of Brazilian Real. In March 2020, a subsidiary with a Euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a cash flow hedge, has a final maturity date of June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of Euros.
        Net Investment Hedges

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

        In the second quarter of 2020, the Company early settled their Australian dollar denominated forward currency contracts and received proceeds of $11,983. In the second quarter of 2019, all existing net investment hedges were early settled and the Company received proceeds of $11,184. The proceeds/gain from these settlements will remain in Other Comprehensive Income (OCI) until either the sale or substantially complete liquidation of the related subsidiaries.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$181,027	$181,575	$353,014	$338,759
Communication Products	50,886	47,454	89,082	90,319
Access Systems	21,472	29,719	42,031	59,958
Engineered Support Structures segment	253,385	258,748	484,127	489,036
Utility Support Structures segment:
Steel	159,817	147,116	326,348	306,876
Concrete	45,653	30,560	81,438	60,404
Engineered Solar Tracker Solutions	4,619	9,932	13,543	40,224
Offshore and Other Complex Steel Structures	21,235	22,221	35,456	46,247
Utility Support Structures segment	231,324	209,829	456,785	453,751
Coatings segment	80,005	98,406	168,090	185,185
Irrigation segment:			—
North America	99,034	102,810	205,594	211,287
International	51,605	52,375	101,765	96,714
Irrigation segment	150,639	155,185	307,359	308,001
Total	715,353	722,168	1,416,361	1,435,973
INTERSEGMENT SALES:
Engineered Support Structures segment	4,512	1,183	7,888	3,502
Utility Support Structures segment	2,851	820	5,364	1,484
Coatings segment	17,338	17,317	36,833	33,865
Irrigation segment	1,844	1,977	3,268	4,112
Total	26,545	21,297	53,353	42,963
NET SALES:
Engineered Support Structures segment	248,873	257,565	476,239	485,534
Utility Support Structures segment	228,473	209,009	451,421	452,267
Coatings segment	62,667	81,089	131,257	151,320
Irrigation segment	148,795	153,208	304,091	303,889
Total	$688,808	$700,871	$1,363,008	$1,393,010

OPERATING INCOME:
Engineered Support Structures segment	$4,818	$20,882	$20,749	$33,327
Utility Support Structures segment	21,650	16,033	49,374	41,081
Coatings segment	10,148	15,032	21,202	25,172
Irrigation segment	22,351	21,530	46,014	41,664
Corporate	(15,527)	(12,003)	(27,004)	(25,168)
Total	$43,440	$61,474	$110,335	$116,076

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 8 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Twenty-six weeks ended
	June 27, 2020	June 29, 2019	% Incr. (Decr.)	June 27, 2020	June 29, 2019	% Incr. (Decr.)
Consolidated
Net sales	$688.8	$700.9	(1.7)%	$1,363.0	$1,393.0	(2.2)%
Gross profit	183.9	178.2	3.2%	370.2	342.8	8.0%
as a percent of sales	26.7%	25.4%		27.2%	24.6%
SG&A expense (1)	140.5	116.7	20.4%	259.9	$226.7	14.6%
as a percent of sales	20.4%	16.7%		19.1%	16.3%
Operating income	43.4	61.5	(29.4)%	110.3	116.1	(5.0)%
as a percent of sales	6.3%	8.8%		8.1%	8.3%
Net interest expense	9.6	9.1	5.5%	18.6	18.1	2.8%
Effective tax rate	35.4%	24.8%		29.1%	24.9%
Net earnings	$22.6	$39.7	(43.1)%	$65.5	$75.8	(13.6)%
Diluted earnings per share	$1.06	$1.82	(41.8)%	$3.05	$3.46	(11.8)%
Engineered Support Structures (ESS)
Net sales	$248.8	$257.5	(3.4)%	$476.2	$485.5	(1.9)%
Gross profit	68.4	63.5	7.7%	130.1	115.4	12.7%
SG&A expense	63.6	42.7	48.9%	109.4	82.1	33.3%
Operating income	4.8	20.8	(76.9)%	20.7	33.3	(37.8)%
Utility Support Structures (Utility)
Net sales	$228.5	$209.1	9.3%	$451.4	$452.3	(0.2)%
Gross profit	47.9	40.9	17.1%	101.5	89.6	13.3%
SG&A expense	26.2	24.9	5.2%	52.1	48.5	7.4%
Operating income	21.7	16.0	35.6%	49.4	41.1	20.2%
Coatings
Net sales	$62.7	$81.1	(22.7)%	$131.3	$151.3	(13.2)%
Gross profit	19.8	27.1	(26.9)%	41.6	47.7	(12.8)%
SG&A expense	9.7	12.0	(19.2)%	20.4	22.5	(9.3)%
Operating income	10.1	15.1	(33.1)%	21.2	25.2	(15.9)%
Irrigation
Net sales	$148.8	$153.2	(2.9)%	$304.1	$303.9	0.1%
Gross profit	47.8	46.7	2.4%	97.0	90.1	7.7%
SG&A expense	25.5	25.1	1.6%	51.0	48.4	5.4%
Operating income	22.3	21.6	3.2%	46.0	41.7	10.3%
Net corporate expense
SG&A	$15.5	$12.0	29.2%	$27.0	$25.2	7.1%
Operating loss	(15.5)	(12.0)	(29.2)%	(27.0)	(25.2)	(7.1)%
(1) The second quarter and first half of 2020 include impairment of goodwill and intangible assets.

Overview
On a consolidated basis, net sales were lower in the second quarter of 2020 compared to 2019 due to lower sales in ESS, Coatings, and Irrigation segments that were partially offset by increased sales for the Utility segment. Excluding the effect from foreign currency translation, second quarter 2020 sales for ESS and Irrigation were similar to 2019. In the first half of 2020, as compared to 2019, sales decreased due to lower sales in the ESS and Coatings segments. The change in net sales in the second quarter and first half of fiscal 2020, as compared with the same periods in 2019, is as follows:

	Second quarter
	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$700.9	$257.5	$209.1	$81.1	$153.2
Volume	(2.1)	(5.8)	14.3	(13.9)	3.3
Pricing/mix	0.8	2.0	3.6	(2.8)	(2.0)
Acquisition/(divestiture)	2.9	1.2	1.8	—	(0.1)
Currency translation	(13.7)	(6.1)	(0.3)	(1.7)	(5.6)
Sales - 2020	$688.8	$248.8	$228.5	$62.7	$148.8

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$1393.0	$485.5	$452.3	$151.3	$303.9
Volume	(9.0)	(3.6)	(7.0)	(13.3)	14.9
Pricing/mix	0.6	3.2	5.3	(3.6)	(4.3)
Acquisition/(divestiture)	2.3	2.6	1.8	—	(2.1)
Currency translation	(23.9)	(11.5)	(1.0)	(3.1)	(8.3)
Sales - 2020	$1,363.0	$476.2	$451.4	$131.3	$304.1

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
        Average steel prices for both hot rolled coil and plate were lower in North America and China in the second quarter and first half of 2020, as compared to 2019, contributing to lower cost of sales and improved gross profit.

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
•Energia Solar Do Brasil ("Solbras") in the second quarter of 2020, a leading provider of solar energy solutions for agriculture (Irrigation).

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. Our manufacturing facilities in Argentina, France, Malaysia, New Zealand, Philippines, and South Africa closed late in the first quarter of 2020 due to government mandates, have all resumed operations. All our manufacturing facilities are open and fully operational as of July 28, 2020. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated positive cash flows from operating activities during the first half of 2020 and expect positive cash flows from operating activities for the full fiscal 2020 year. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.
•Our capital spending for the 2020 fiscal year has been reduced from the previously announced approximately $100 million to $125 million to approximately $80 to $90 million.
•We have suspended repurchase of shares to preserve financial liquidity until the COVID-19 impact is clearer.

As a result of the evolving impact of COVID-19 on the global economy, we anticipate and are planning for slowdown in customer demand and business disruption, primarily in the Coatings and Irrigation segments. Consolidated operating income and specifically operating margin in the third quarter of 2020, is expected to be lower than the same period of 2019 as a result of the lower sales in these two segments. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operational results, cash balances and available borrowings on our line of credit, will be determined by the length of time the pandemic continues, its effect on the demand for the Company’s products and services and supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

Currency Translation

        In the second quarter and first half of 2020, we realized a decrease in operating profit, as compared with 2019, due in part to currency translation effects associated with a stronger U.S. dollar against most foreign currencies. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Second quarter	$(0.6)	$(0.4)	$0.2	$(0.1)	$(0.3)	$—

Year-to-date	$(1.2)	$(0.6)	$0.2	$(0.3)	$(0.6)	$0.1

Gross Profit, SG&A, and Operating Income

        At a consolidated level, gross profit as a percent of sales was higher in the second quarter and first half of 2020, as compared with the same periods in 2019, due to lower raw material costs across the Company, improved selling prices across our infrastructure businesses, and improved volumes for the Irrigation segment and associated operating leverage of fixed costs. Gross profit improved for all operating segments, with the exception of Coatings that had lower sales volumes.
        SG&A expenses increased in the second quarter and first half of 2020, as compared to the same periods in 2019. The increase was due to recording a partial impairment of goodwill and tradename for the Access Systems business, higher compensation related costs including sales commissions for the North American infrastructure businesses, higher incentives due to improved operations, and salary merit increases. These increases were partially offset by lower travel costs, foreign currency translation effects, and reduced SG&A deferred compensation expense in the first half of 2020 (offset by an increase of the same amount in other expense).

 In the second quarter and first half of 2020, as compared to the same periods in 2019, operating income was higher in the Utility and Irrigation segments and lower for the ESS and Coatings segments. The overall decrease in operating income in the second quarter and first half of 2020 can be attributed to the goodwill and tradename impairment for the Access Systems business, certain restructuring activities, and lower volumes for the Coatings business. The decrease was offset by lower raw material costs, improved sales pricing for the infrastructure businesses, and improved sales volumes in the Irrigation segment.

Net Interest Expense and Debt

        Net interest expense in the second quarter and first half of 2020 was similar to the same periods in 2019. Interest income was lower in the second quarter and first half of 2020, as compared to 2019, due to lower interest rates.

Other Income/Expenses

        The change in other income/expenses in the second quarter and first half of 2020, as compared to 2019, was due to the change in valuation of deferred compensation assets which resulted in additional other income of $1.0 million and reduced other income of $4.2 million, respectively. This amount is shown as Gain on investments (unrealized) on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses that was less favorable in 2020.

Income Tax Expense

        Our effective income tax rate in the second quarter and first half of 2020 was 35.4% and 29.1%, compared to 24.8% and 24.9% in the second quarter and first half of 2019. The increase in the effective tax rate is a result of the partial impairment of goodwill and tradename for the Access Systems business that is not fully tax deductible.

        Earnings attributable to noncontrolling interests was lower in the second quarter and first half of 2020, as compared to 2019. The decrease can be attributed to the acquisition of the remaining noncontrolling interests of AgSense and partial acquisition of the noncontrolling interest of Convert in the first quarter of 2020.

Cash Flows from Operations
        Our cash flows provided by operations was $150.7 million in the first half of fiscal 2020, as compared with $113.4 million provided by operations in the first half of 2019. The increase in operating cash flow in the first half of 2020, as compared with 2019, was due to improved working capital management. The lower working capital is primarily attributed to an increase in accounts payable and a larger contract liability for customer billings in excess of costs and earnings.

ESS segment
        Net sales were lower in the second quarter and first half of 2020 as compared to 2019, primarily driven by unfavorable foreign currency translation effects of $6.1 million and $11.5 million, respectively. Lighting, traffic, and highway safety product sales were relatively flat in the second quarter of 2020 as compared to 2019, while communication product sales volumes were higher and sales volumes of access systems were lower. In the first half of 2020, sales were higher for the lighting, traffic, and highway safety product business and lower for communication products and access systems.
         Global lighting, traffic, and highway safety product sales in the second quarter and first half of 2020 was lower by $0.5 million and higher by $14.3 million, as compared to the same periods in fiscal 2019. Sales volumes improved in North America due to a strong backlog in transportation markets, while sales volumes were down slightly in commercial markets. Europe sales volumes were lower due to the ceasing of operations in Morocco, the temporary plant shutdowns in France and India due to COVID-19, and unfavorable foreign currency translation effects. In addition, COVID-19 contributed to tempered demand for other locations that contributed to the decrease in sales. Lighting, traffic, and highway safety product sales in the Asia-Pacific region decreased in the second quarter and first half of 2020, as compared to 2019, due primarily to temporary shutdowns in India due to COVID-19.
Communication product line sales were higher by $3.4 million in the second quarter and lower by $1.2 million in the first half of 2020, as compared with 2019. In North America, communication structure sales volumes increased in the second quarter of 2020 due to improved demand and the acquisition of Connect-It. Communication product sales in Europe improved due to new project work and Asia-Pacific sales volumes decreased primarily due to lower market activity in China.
Access Systems product line net sales decreased in the second quarter and first half of 2020, as compared to 2019, by $8.2 million and $17.9 million. Sales volumes declines were driven by Australia engineering construction spending that remained subdued negatively impacting all product lines. The business also exited the detention center and portions of the industrial product line that contributed to the sales declined along with unfavorable foreign currency translation effects.

Gross profit was higher in the second quarter and first half of 2020, as compared to 2019, due to lower cost of raw materials across the segment and sales volume improvements in the U.S. lighting and traffic businesses. SG&A spending was higher in the second quarter and first half of 2020 due to recording a partial goodwill and tradename impairment for the

Access Systems business of $16.6 million and higher sales commissions and incentives due to improved operations in North America. Operating income decreased due to the goodwill and tradename impairment of the Access Systems business partially offset by lower raw material costs for all businesses and sales volume improvements in North America.
        Utility segment
        In the Utility segment, sales increased in the second quarter, as compared with 2019, due to improved sales volumes for steel and concrete structures in North America and an improved sales mix. Sales for the first half of 2020 were comparable to 2019. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order but that did not result in a meaningful decrease to the average selling prices for our steel utility structures product line for the first half of 2020, as compared with 2019.
        Offshore and Solar sales decreased in the second quarter and first half of 2020, as compared to 2019, due to lower volumes and unfavorable currency translation effects. The decrease for both businesses can be attributed to large projects in the prior year that did not recur.
        Gross profit increased in the second quarter and first half of 2020, as compared to 2019, due to an improved sales mix, higher sale volumes and its associated operating leverage of fixed costs, as well as lower costs of steel while average selling prices were similar to prior year. In addition, the business incurred approximately $3.0 million of inspection costs during 2019 to finalize the requirements from a 2015 commercial settlement that did not recur in 2020. Partially offsetting that was a $2.2 million impairment of a facility that is classified as an asset held for sale. SG&A expense was higher in the second quarter and first half of 2020, as compared with 2019, due to higher incentives due to improved operating results in North America and $0.6 million of restructuring expenses incurred for the offshore and other complex steel structures' product line. Operating income increased due to an improved mix of product line sales and higher sales volumes.
Coatings segment
        Coatings segment sales decreased in the second quarter and first half of 2020, as compared to the same periods in 2019, due to lower volumes in North America and Asia, reduced sales pricing attributed to lower zinc costs, and unfavorable foreign currency translation. Sales volumes decreased in North America in the second quarter and first half of 2020, as compared to 2019, due primarily to the slowdown caused by COVID-19. In Asia-Pacific region, sales volumes improved in Australia, but was more than offset by decreased volumes in Asia that were impacted by sites temporarily closed during second quarter 2020 due to COVID-19. Sales pricing also declined in Asia-Pacific due to lower zinc costs and customer mix.
        SG&A expense was lower in the second quarter and first half of 2020, as compared to 2019, due to one-time expenses associated with a legal settlement in 2019. Operating income was lower in the second quarter and first half of 2020, compared to the same periods in 2019, due to sales volume decreases in North America and Asia and the associated operating deleverage of fixed costs. The decrease was partially offset by a one-time expenses associated with a legal settlement in 2019.
        Irrigation segment
        The decrease in Irrigation segment net sales in the second quarter of 2020, as compared to 2019, is primarily due to unfavorable foreign currency translation effects that were partially offset by sales volume improvements in both North America and international markets. Brazil drove the sales volume improvements for international irrigation that were partially offset by unfavorable currency translation effects from a weaker Brazil real and South African rand. Sales volumes increased in North America, primarily due to increased service part sales resulting from drier weather conditions in 2020. Sales increased slightly in the first half of 2020 as compared to 2019, due to higher sales volumes in North America and international markets that were offset by unfavorable foreign currency translation effects and lower sales pricing in our tubing business. Sales of technology-related products and services continue to increase, as growers are increasing adoption of technology to reduce costs and enhance profitability.
        SG&A was higher in the second quarter and first half of 2020, as compared to 2019, due to higher product development expenses. Operating income for the segment increased in the second quarter and first half of 2020 over the same periods in 2019, as a result of lower raw material costs and higher sales volumes in international markets.
        Net corporate expense
Corporate SG&A expense was higher in the second quarter and first half of 2020, as compared to 2019. The increase the second quarter is attributed to a change in valuation of deferred compensation assets which resulted in higher expense of $1.0 million. In addition, there were higher incentive accruals related to improved business performance. The increase in the first half of 2020 is due to higher incentive, partially offset by the change in valuation of deferred compensation assets which resulted in lower expense of $4.2 million. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $875.0 million at June 27, 2020, as compared to $918.4 million at December 28, 2019. The decrease in net working capital in 2020 is attributed to an increase in accounts payable of $43.3 million and contract liability for customer billings in excess of costs and earnings of $20.9 million. Cash flow provided by operations was $150.7 million in the first half of 2020, as compared with $113.4 million in the first half of 2019. The increase in operating cash flows in the first half of 2020, as compared to 2019, was primarily the result of improved working capital management.
Investing Cash Flows-Capital spending in the second quarter of fiscal 2020 was $48.2 million, as compared to $49.3 million for the same period in 2019. The decrease in investing cash outflows in the second quarter of 2020, as compared to 2019, can be attributed to a reduction in cash paid for acquisitions.
Financing Cash Flows-Our total interest-bearing debt was $795.4 million at June 27, 2020 and $787.5 million at December 28, 2019. Financing cash flows changed from an outflow of $55.7 million in the first half of 2019 to an outflow of $92.0 million for the first half of 2020. The increase in financing cash outflows in the first half of 2020, as compared to 2019, was due to the higher amounts paid to purchase noncontrolling interests.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019

	Thirteen weeks ended		Twenty-six weeks ended
Dollars in thousands	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$470,667	$446,568	$938,347	$880,575
Gross Profit	134,963	116,537	270,198	226,107
Operating income	55,471	47,883	114,605	92,497
Net earnings	37,150	29,393	73,475	58,266
Net earnings attributable to Valmont Industries, Inc.	37,165	29,393	73,490	58,266

Supplemental Combined Parent and Guarantors Financial Information
June 27, 2020 and December 28, 2019

Dollars in thousands	June 27, 2020	December 28, 2019
Current assets	$804,098	$728,457
Noncurrent assets	370,145	354,173
Current liabilities	344,983	312,984
Noncurrent liabilities	1,083,920	1,076,491
Noncontrolling interest in consolidated subsidiaries	1,585	—
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $68,508 and $54,915 at June 27, 2020 and December 28, 2019. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $246,920 and $249,056 at June 27, 2020 and December 28, 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. We acquired 190,491 treasury shares for approximately $20.5 million under our share repurchase program during the first half of 2020. As of June 27, 2020, we have approximately $184.0 million open under this authorization to repurchase shares in the future. We suspended repurchase of shares at the end of the first quarter to preserve financial liquidity until the COVID-19 impact is clearer.

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

Our debt financing at June 27, 2020 is primarily long-term debt consisting of:
•$450 million face value ($436.5 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
•$305 million face value ($297.6 million carrying value) of unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
•We are allowed to repurchase the notes at specified prepayment premiums. Both tranches of these notes are guaranteed by certain of our subsidiaries.

        At June 27, 2020 and December 28, 2019, we had $40.4 million and $29.0 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 27, 2020, we had the ability to borrow $544.5 million under this facility, after consideration of standby letters of credit of $15.1 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $132.3 million, $117.8 million of which was unused at June 27, 2020.

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

        At June 27, 2020, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 27, 2020 were as follows (in 000's):

Interest-bearing debt	$795,447
Adjusted EBITDA-last four quarters	339,824
Leverage ratio	2.34

Adjusted EBITDA-last four quarters	$339,824
Interest expense-last four quarters	40,270
Interest earned ratio	8.44
The calculation of Adjusted EBITDA-last four quarters (June 30, 2019 through June 27, 2020) is as follows. The last four quarters information ended June 27, 2020 is calculated by taking the full fiscal year ended December 28, 2019, subtracting the first two quarters ended June 27, 2019, and adding the first two quarters ended June 27, 2020.

Net cash flows from operations	$344,921
Interest expense	40,270
Income tax expense	51,591
Impairment of property, plant and equipment	(2,258)
Impairment of goodwill and intangible assets	(16,638)
Change in investment	163
Deferred income tax benefit	2,637
Noncontrolling interest	(3,713)
Stock-based compensation	(10,888)
Pension plan expense	3,801
Contribution to pension plan	21,917
Changes in assets and liabilities	(115,865)
Other	1,669
EBITDA	317,607
Cash restructuring expenses	3,321
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant and equipment	2,258
Adjusted EBITDA	$339,824

Net earnings attributable to Valmont Industries, Inc.	$143,482
Interest expense	40,270
Income tax expense	51,591
Depreciation and amortization expense	82,264
EBITDA	317,607
Cash restructuring expenses	3,321
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant, and equipment	2,258
Adjusted EBITDA	$339,824

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
        We have cash balances of $353.3 million at June 27, 2020, approximately $169.7 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At June 27, 2020, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.3 million and $0.7 million, respectively.

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

Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 28, 2019 during the three months ended June 27, 2020, with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
        There were no material changes in the company's market risk during the quarter ended June 27, 2020. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2019.

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

PART II. OTHER INFORMATION
ITEM 1A – Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 28, 2020.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
March 29, 2020 to April 25, 2020	—	$—	—	$183,969,000
April 26, 2020 to May 30, 2020	—	—	—	183,969,000
May 31, 2020 to June 27, 2020	—	—	—	183,969,000
Total	—	$—	—	$183,969,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of June 27, 2020, we have acquired 6,112,945 shares for approximately $816.0 million under this share repurchase program.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2020 and is incorporated herein by this reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated this 28th day of July, 2020.