Form 10-Q
period 2020-09-26
VALMONT INDUSTRIES INC
filed 2020-10-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
or
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
21,252,810
Outstanding shares of common stock as of October 22, 2020

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Product sales	$657,703	$605,439	$1,874,199	$1,829,919
Services sales	76,267	84,901	222,779	253,431
Net sales	733,970	690,340	2,096,978	2,083,350
Product cost of sales	494,812	460,549	1,392,595	1,398,775
Services cost of sales	48,411	56,504	143,450	168,485
Total cost of sales	543,223	517,053	1,536,045	1,567,260
Gross profit	190,747	173,287	560,933	516,090
Selling, general and administrative expenses	129,268	112,223	372,481	338,950
Impairment of goodwill and trade names	—	—	16,638	—
Operating income	61,479	61,064	171,814	177,140
Other income (expenses):
Interest expense	(10,454)	(9,976)	(30,566)	(29,971)
Interest income	430	969	1,931	2,815
Gain on investments (unrealized)	900	402	1,102	4,754
Other	233	768	1,349	1,938
	(8,891)	(7,837)	(26,184)	(20,464)
Earnings before income taxes	52,588	53,227	145,630	156,676
Income tax expense (benefit):
Current	14,968	11,675	42,922	31,668
Deferred	(2,884)	1,388	(3,750)	7,098
	12,084	13,063	39,172	38,766
Earnings before equity in earnings of nonconsolidated subsidiaries	40,504	40,164	106,458	117,910
Equity in loss of nonconsolidated subsidiaries	(276)	—	(755)	—
Net earnings	40,228	40,164	105,703	117,910
Less: earnings attributable to noncontrolling interests	(886)	(2,119)	(825)	(4,042)
Net earnings attributable to Valmont Industries, Inc.	$39,342	$38,045	$104,878	$113,868
Earnings per share:
Basic	$1.85	$1.76	$4.91	$5.24
Diluted	$1.84	$1.75	$4.89	$5.22

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net earnings	40,228	40,164	105,703	117,910
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	14,391	(23,781)	(16,102)	(20,466)
Gain (loss) on hedging activities:
Net investment hedges	—	2,580	7,284	3,360
Cash flow hedges	(26)	—	344	—
Amortization cost included in interest expense	(16)	(16)	(48)	(48)
Commodity hedges	—	(21)	—	(2,130)
Realized gain on commodity hedges recorded in earnings	—	1,329	—	1,329
Cross currency swaps	(3,725)	5,443	570	3,771
Other comprehensive income (loss)	10,624	(14,466)	(7,952)	(14,184)
Comprehensive income	50,852	25,698	97,751	103,726
Comprehensive income attributable to noncontrolling interests	(1,358)	(1,297)	(1,785)	(3,390)
Comprehensive income attributable to Valmont Industries, Inc.	$49,494	$24,401	$95,966	$100,336

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$443,055	$353,542
Receivables, net	502,004	480,000
Inventories	448,088	418,370
Contract assets	113,254	141,322
Prepaid expenses and other assets	51,745	32,043
Refundable income taxes	—	6,947
Total current assets	1,558,146	1,432,224
Property, plant and equipment, at cost	1,295,639	1,245,261
Less accumulated depreciation and amortization	722,286	687,132
Net property, plant and equipment	573,353	558,129
Goodwill	421,947	428,864
Other intangible assets, net	167,681	175,742
Other assets	202,783	212,257
Total assets	$2,923,910	$2,807,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,922	$760
Notes payable to banks	14,227	21,774
Accounts payable	269,113	197,957
Accrued employee compensation and benefits	114,310	83,528
Contract liabilities	116,470	117,945
Other accrued expenses	97,539	83,736
Income taxes payable	724	—
Dividends payable	9,614	8,079
Total current liabilities	623,919	513,779
Deferred income taxes	51,280	58,906
Long-term debt, excluding current installments	779,788	764,944
Defined benefit pension liability	113,380	140,007
Operating lease liabilities	77,705	85,817
Deferred compensation	42,587	45,114
Other noncurrent liabilities	45,587	8,904
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	8,493	—
Retained earnings	2,219,182	2,173,802
Accumulated other comprehensive loss	(322,334)	(313,422)
Treasury stock	(770,802)	(743,942)
Total Valmont Industries, Inc. shareholders’ equity	1,162,439	1,144,338
Noncontrolling interest in consolidated subsidiaries	27,225	45,407
Total shareholders’ equity	1,189,664	1,189,745
Total liabilities and shareholders’ equity	$2,923,910	$2,807,216

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine weeks ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net earnings	$105,703	$117,910
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	61,523	60,424
Noncash loss (gain) on trading securities	39	(48)
Impairment of property, plant and equipment	2,811	—
Impairment of goodwill & intangible assets	16,638	—
Stock-based compensation	8,736	8,889
Defined benefit pension plan benefit	(5,401)	(382)
Contribution to defined benefit pension plan	(17,398)	(17,426)
Gain on sale of property, plant and equipment	(60)	(465)
Equity in loss in nonconsolidated subsidiaries	755	—
Deferred income taxes	(3,750)	7,098
Changes in assets and liabilities:
Receivables	(26,298)	(21,117)
Inventories	(32,992)	9,502
Prepaid expenses and other assets	(19,157)	(14,451)
Contract assets	28,597	(7,850)
Accounts payable	63,627	(19,256)
Accrued expenses	61,122	10,928
Contract liabilities	(1,475)	118,973
Other noncurrent liabilities	20,982	(4,563)
Income taxes payable/refundable	9,044	(8,936)
Net cash flows from operating activities	273,046	239,230
Cash flows from investing activities:
Purchase of property, plant and equipment	(70,960)	(71,981)
Proceeds from sale of assets	911	1,325
Acquisitions, net of cash acquired	(15,862)	(81,841)
Settlement of net investment hedges	11,983	11,184
Other, net	2,543	2,117
Net cash flows from investing activities	(71,385)	(139,196)
Cash flows from financing activities:
Proceeds from short-term agreements	4,251	14,392
Payments on short-term agreements	(10,713)	(5,108)
Proceeds from long-term borrowings	88,872	31,000
Principal payments on long-term borrowings	(76,417)	(10,578)
Dividends paid	(27,316)	(24,554)
Dividends to noncontrolling interest	(5,642)	(6,549)
Purchase of noncontrolling interest	(55,916)	(27,845)
Purchase of treasury shares	(28,006)	(55,172)
Proceeds from exercises under stock plans	980	3,211
Purchase of common treasury shares—stock plan exercises	(77)	(1,456)
Net cash flows from financing activities	(109,984)	(82,659)
Effect of exchange rate changes on cash and cash equivalents	(2,164)	(3,385)
Net change in cash and cash equivalents	89,513	13,990
Cash, cash equivalents, and restricted cash—beginning of year	353,542	313,210
Cash, cash equivalents, and restricted cash—end of period	$443,055	$327,200

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at 6/29/2019 (1)	$27,900	$—	$2,123,754	$(303,072)	$(728,680)	$45,272	$1,165,174
Net earnings	—	—	38,045	—	—	2,119	40,164
Other comprehensive income (loss)	—	—	—	(13,645)	—	(821)	(14,466)
Cash dividends declared ($0.375 per share)	—	—	(8,085)	—	—	—	(8,085)
Dividends to noncontrolling interests	—	—	—	—	—	(2,090)	(2,090)
Purchase of treasury shares; 126,734 shares acquired	—	—	—	—	(16,822)	—	(16,822)
Stock plan exercises; 4,403 shares acquired	—	—	—	—	(629)	—	(629)
Stock options exercised; 12,586 shares issued	—	(2,514)	2,190	—	1,791	—	1,467
Stock option expense	—	600	—	—	—	—	600
Stock awards; 223 shares issued	—	1,914	—	—	5	—	1,919
Balance at 9/28/2019 (1)	$27,900	$—	$2,155,904	$(316,717)	$(744,335)	$44,480	$1,167,232
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	1,152,702
Net earnings	—	—	39,342	—	—	886	40,228
Other comprehensive income (loss)	—	—	—	10,152	—	472	10,624
Cash dividends declared ($0.45 per share)	—	—	(9,614)	—	—	—	(9,614)
Purchase of treasury shares; 60,645 shares acquired	—	—	—	—	(7,525)	—	(7,525)
Stock plan exercises; 580 shares acquired	—	—	—	—	(72)	—	(72)
Stock options exercised; 2,616 shares issued	—	5,461	(5,462)	—	257	—	256
Stock option expense	—	686	—	—	—	—	686
Stock awards; 253 shares issued	—	2,346	—	—	33	—	2,379
Balance at September 26, 2020	$27,900	$8,493	$2,219,182	$(322,334)	$(770,802)	$27,225	$1,189,664

(1) The retained earnings balance has been revised from the amounts previously reported as a result of the change in inventory valuation method from              LIFO to FIFO. Refer to Note 1 for additional information.

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at 12/29/2018 (1)	$27,900	$—	$2,067,811	$(303,185)	$(692,549)	$75,761	$1,175,738
Net earnings	—	—	113,868	—	—	4,042	117,910
Other comprehensive income (loss)	—	—	—	(13,532)	—	(652)	(14,184)
Cash dividends declared ($1.125 per share)	—	—	(24,424)	—	—	—	(24,424)
Dividends to noncontrolling interests	—	—	—	—	—	(6,549)	(6,549)
Impact of ASC 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Purchase of treasury shares; 433,463 shares acquired	—	—	—	—	(55,172)	—	(55,172)
Stock plan exercises; 10,499 shares acquired	—	—	—	—	(1,456)	—	(1,456)
Stock options exercised; 28,493 shares issued	—	(7,756)	7,535	—	3,432	—	3,211
Stock option expense	—	2,056	—	—	—	—	2,056
Stock awards; 10,550 shares issued	—	5,423	—	—	1,410	—	6,833
Balance at 9/28/2019 (1)	$27,900	$—	$2,155,904	$(316,717)	$(744,335)	$44,480	$1,167,232
Balance at 12/28/2019 (1)	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	104,878	—	—	825	105,703
Other comprehensive income (loss)	—	—	—	(8,912)	—	960	(7,952)
Cash dividends declared ($1.35 per share)	—	—	(28,837)	—	—	—	(28,837)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(30,661)	—	—	(19,450)	(50,111)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 251,136 shares acquired	—	—	—	—	(28,006)	—	(28,006)
Stock plan exercises; 617 shares acquired	—	—	—	—	(77)	—	(77)
Stock options exercised; 4,100 shares issued	—	244	—	—	736	—	980
Stock option expense	—	1,909	—	—	—	—	1,909
Stock awards; 8,957 shares issued	—	6,340	—	—	487	—	6,827
Balance at 9/26/2020 (1)	$27,900	$8,493	$2,219,182	$(322,334)	$(770,802)	$27,225	$1,189,664

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
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 26, 2020, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods then ended have been prepared by the Company, without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 26, 2020 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended December 28, 2019 with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis. In addition, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and early adopted Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities as released by the Securities and Exchange Commission that are discussed further at the end of footnote 1. The results of operations for the period ended September 26, 2020 are not necessarily indicative of the operating results for the full year.
    Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	September 26, 2020	December 28, 2019
Raw materials and purchased parts	$153,708	$158,314
Work-in-process	25,335	38,088
Finished goods and manufactured goods	269,045	221,968
	448,088	418,370

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the change from LIFO to FIFO on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income for the thirteen and thirty-nine weeks ended September 28, 2019 is as follows:

	Thirteen weeks ended			Thirty-nine weeks ended
(in 000's, except earnings per share)	As Previously Reported	Retrospectively Adjusted	Adjustment	As Previously Reported	Retrospectively Adjusted	Adjustment
Cost of sales	514,254	517,053	2,799	1,561,721	1,567,260	5,539
Operating income	63,863	61,064	(2,799)	182,679	177,140	(5,539)
Income tax expense	13,763	13,063	(700)	40,151	38,766	(1,385)
Net earnings attributed to Valmont Industries, Inc	40,144	38,045	(2,099)	118,022	113,868	(4,154)
Comprehensive (loss) income	27,797	25,698	(2,099)	107,880	103,726	(4,154)
Net earnings per diluted share	1.85	1.75	(0.10)	5.41	5.22	(0.19)
The Company applied this change retrospectively to the earliest period presented. The resulting impact to the Condensed Consolidated Balance Sheet as of December 28, 2019 is as follows:

	December 28, 2019
Consolidated Balance Sheet	As Previously Reported	Adjustment	Retrospectively Adjusted
Inventory	374,565	43,805	418,370
Deferred income tax liability	47,955	10,951	58,906
Retained earnings	2,140,948	32,854	2,173,802

Income Taxes
Earnings before income taxes for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2020	2019	2020	2019
United States	$33,610	$42,098	$141,347	$128,878
Foreign	18,978	11,129	4,283	27,798
	$52,588	$53,227	$145,630	$156,676

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

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Net periodic (benefit) expense:	2020	2019	2020	2019
Interest cost	$3,285	$4,075	$9,569	$12,602
Expected return on plan assets	(5,887)	(4,815)	(17,149)	(14,893)
Amortization of actuarial loss	748	617	2,179	1,909
Net periodic (benefit) expense	$(1,854)	$(123)	$(5,401)	$(382)

    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At September 26, 2020, 1,189,407 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019, respectively, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2020	2019	2020	2019
Compensation expense	$3,065	$2,519	$8,736	$8,889
Income tax benefits	766	630	2,184	2,222
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at September 26, 2020 of $33,709 ($36,290 at December 28, 2019) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $172 and $210 as of September 26, 2020 and December 28, 2019, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value September 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$33,881	$33,881	$—	$—
Derivative financial instruments, net	3,548	—	3,548	—

		Fair Value Measurement Using:
	Carrying Value December 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$36,500	$36,500	$—	$—
Derivative financial instruments, net	3,247	—	3,247	—

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 26, 2020 and December 28, 2019:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 28, 2019	$(232,575)	$14,076	$(94,923)	$(313,422)
Current-period comprehensive income (loss)	(17,062)	8,150	—	(8,912)
Balance at September 26, 2020	$(249,637)	$22,226	$(94,923)	$(322,334)

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
    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 26, 2020	Thirteen weeks ended September 26, 2020	Thirty-nine weeks ended September 26, 2020	Thirty-nine weeks ended September 26, 2020
Utility Support Structures	$43,287	$229,192	$56,830	$667,070
Engineered Support Structures	244,785	10,160	697,491	33,693
Coatings	68,698	—	199,955	—
Irrigation	133,999	3,849	430,729	11,210
Total	$490,769	$243,201	$1,385,005	$711,973

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 28, 2019	Thirteen weeks ended September 28, 2019	Thirty-nine weeks ended September 28, 2019	Thirty-nine weeks ended September 28, 2019
Utility Support Structures	$3,418	$200,778	$43,642	$612,821
Engineered Support Structures	252,501	13,993	713,574	38,454
Coatings	76,922	—	228,242	—
Irrigation	139,093	3,635	436,907	9,710
Total	$471,934	$218,406	$1,422,365	$660,985

The Company's contract asset as of September 26, 2020 and December 28, 2019 was $113,254 and $141,322,
respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

    At September 26, 2020 and December 28, 2019, the contract liabilities for revenue recognized over time was $153,619 and $117,945, respectively. At September 2020, $116,470 is recorded as contract liabilities and $37,149 is recorded as other noncurrent liabilities on the condensed consolidated balance sheets. During the thirteen and thirty-nine weeks ended September 26, 2020, the Company recognized $16,333 and $55,610 of revenue that was included in the liability as of December 28, 2019. In the thirteen and thirty-nine weeks ended September 28, 2019, the Company recognized $314 and $2,242 of revenue that was included in the liability as of December 29, 2018. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) RESTRUCTURING ACTIVITIES
    The Company is executing a restructuring program focused on certain regional restructuring activities (the "2020 Plan") of up to $20,000 expected to occur across all segments to reduce employment levels (including a U.S. specific early retirement program for administrative employees) and exit under-performing locations.

    The following pre-tax expenses were recognized during the third quarter of 2020:

	ESS	Utility	Coatings	Corporate	Total
Severance	$—	$—	$289	$—	$289
Other cash restructuring expenses	—	267	564	—	831
Asset impairments	—	312	241	—	553
Total cost of sales	—	579	1,094	—	1,673

Severance	—	—	30	—	30
Other cash restructuring expenses	902	—	160	145	1,207

Total selling, general and administrative expenses	902	—	190	145	1,237
Consolidated total	$902	$579	$1,284	$145	$2,910

    In the first nine-months of 2020, the Company recognized the following pre-tax restructuring expenses:

	ESS	Utility	Coatings	Corporate	Total
Severance	$399	$—	$424	$—	$823
Other cash restructuring expenses	48	1,070	596	—	1,714
Asset impairments	—	2,570	241	—	2,811
Total cost of sales	447	3,640	1,261	—	5,348

Severance	242	613	85	221	1,161
Other cash restructuring expenses	1,675	—	160	145	1,980

Total selling, general and administrative expenses	1,917	613	245	366	3,141
Consolidated total	$2,364	$4,253	$1,506	$366	$8,489

    Liabilities recorded for the restructuring plans were as follows:

	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at September 26, 2020
Severance	$1,984	$1,984	$—
Other cash restructuring expenses	3,694	2,891	803
Total	$5,678	$4,875	$803

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$232,511	$148,198	13 years
Patents & Proprietary Technology	25,240	7,699	14 years
Other	7,492	6,553	4 years
	$265,243	$162,450

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,626	$149,720	13 years
Patents & Proprietary Technology	24,068	6,358	14 years
Other	8,054	7,035	5 years
	$269,748	$163,113
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019, respectively was as follows:

Thirteen weeks ended		Thirty-nine weeks ended
2020	2019	2020	2019
$4,518	$4,484	$13,621	$13,506
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2020	$17,687
2021	15,005
2022	13,027
2023	11,086
2024	9,446
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
Non-amortized intangible assets

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at September 26, 2020 and December 28, 2019 are as follows:

	September 26, 2020	December 28, 2019	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	7,489	9,143	2010
Convert Italia S.p.A	8,721	8,378	2018
Valmont SM	8,317	7,966	2014
Ingal EPS/Ingal Civil Products	7,261	7,454	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	14,489	17,555
	$64,888	$69,107

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
The Company’s trade names were tested for impairment in the third quarter of 2020. The values of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal 2020.
Goodwill
The carrying amount of goodwill by segment as of September 26, 2020 and December 28, 2019 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 28, 2019	$228,634	$130,594	$93,747	$25,136	$478,111
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 28, 2019	209,964	116,239	77,525	25,136	428,864
Acquisitions	—	1,100	—	5,038	6,138
Asset impairment	(12,575)	—	—	—	(12,575)
Foreign currency translation	(1,605)	1,629	(409)	(95)	(480)
Balance at September 26, 2020	$195,784	$118,968	$77,116	$30,079	$421,947

The Company’s annual impairment test of goodwill was performed during the third quarter of 2020, using primarily the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired.

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
(5) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 26, 2020 and September 28, 2019 were as follows:

	2020	2019
Interest	$20,298	$19,440
Income taxes	35,803	39,850
(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 26, 2020:
Net earnings attributable to Valmont Industries, Inc.	$39,342	$—	$39,342
Weighted average shares outstanding (000's)	21,309	107	21,416
Per share amount	$1.85	$(0.01)	$1.84
Thirteen weeks ended September 28, 2019:
Net earnings attributable to Valmont Industries, Inc.	$38,045	$—	$38,045
Weighted average shares outstanding (000's)	21,556	128	21,684
Per share amount	$1.76	$(0.01)	$1.75
Thirty-nine weeks ended September 26, 2020
Net earnings attributable to Valmont Industries, Inc.	$104,878	$—	$104,878
Weighted average shares outstanding (000's)	21,358	95	21,453
Per share amount	$4.91	$(0.02)	$4.89
Thirty-nine weeks ended September 28, 2019:
Net earnings attributable to Valmont Industries, Inc.	$113,868	$—	$113,868
Weighted average shares outstanding (000's)	21,725	101	21,826
Per share amount	$5.24	$(0.02)	$5.22

    At September 26, 2020 and September 28, 2019, there were 296,966 and 177,153 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
    Fair value of derivative instruments at September 26, 2020 and December 28, 2019 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	September 26, 2020	December 28, 2019
Foreign currency forward contracts	Prepaid expenses and other assets	$1,021	$2,119
Cross currency swap contracts	Prepaid expenses and other assets	2,527	1,128
		$3,548	$3,247
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019 are as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
	Statements of earnings location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Commodity forward contracts	Product cost of sales	$—	$(1,329)	$—	$(1,425)
Foreign currency forward contracts	Other income	116	123	146	827
Foreign currency forward contracts	Product sales	1,017	—	1,169	—
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross currency swap contracts	Interest expense	649	769	2,111	2,096
		$1,766	$(453)	$3,378	$1,450

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

Reportable segments are as follows:

    ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered metal and composite poles, towers, and components for lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;

    UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the utility transmission, distribution, substations, and renewable energy generation equipment;
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$181,571	$191,262	$534,585	$530,021
Communication Products	50,677	48,391	139,759	138,710
Access Systems	23,408	28,405	65,439	88,363
Engineered Support Structures segment	255,656	268,058	739,783	757,094
Utility Support Structures segment:
Steel	156,082	153,433	482,430	460,309
Concrete	39,215	28,011	120,653	88,415
Engineered Solar Tracker Solutions	43,287	3,418	56,830	43,642
Offshore and Other Complex Steel Structures	35,809	20,096	71,265	66,343
Utility Support Structures segment	274,393	204,958	731,178	658,709
Coatings segment	87,886	92,957	255,976	278,142
Irrigation segment:
North America	75,803	82,840	281,397	294,127
International	63,406	61,340	165,171	158,054
Irrigation segment	139,209	144,180	446,568	452,181
Total	757,144	710,153	2,173,505	2,146,126
INTERSEGMENT SALES:
Engineered Support Structures segment	711	1,564	8,599	5,066
Utility Support Structures segment	1,914	762	7,278	2,246
Coatings segment	19,188	16,035	56,021	49,900
Irrigation segment	1,361	1,452	4,629	5,564
Total	23,174	19,813	76,527	62,776
NET SALES:
Engineered Support Structures segment	254,945	266,494	731,184	752,028
Utility Support Structures segment	272,479	204,196	723,900	656,463
Coatings segment	68,698	76,922	199,955	228,242
Irrigation segment	137,848	142,728	441,939	446,617
Total	$733,970	$690,340	$2,096,978	$2,083,350

OPERATING INCOME:
Engineered Support Structures segment	$25,434	$21,825	$46,183	$55,152
Utility Support Structures segment	25,881	20,362	75,255	61,443
Coatings segment	12,416	13,865	33,618	39,037
Irrigation segment	14,687	18,204	60,701	59,868
Corporate	(16,939)	(13,192)	(43,943)	(38,360)
Total	$61,479	$61,064	$171,814	$177,140

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Thirty-nine weeks ended
	September 26, 2020	September 28, 2019	% Incr. (Decr.)	September 26, 2020	September 28, 2019	% Incr. (Decr.)
Consolidated
Net sales	$734.0	$690.3	6.3%	$2,097.0	$2,083.4	0.7%
Gross profit	190.7	173.3	10.0%	560.9	516.1	8.7%
as a percent of sales	26.0%	25.1%		26.7%	24.8%
SG&A expense (1)	129.3	112.2	15.2%	389.1	$339.0	14.8%
as a percent of sales	17.6%	16.3%		18.6%	16.3%
Operating income	61.5	61.1	0.7%	171.8	177.1	(3.0)%
as a percent of sales	8.4%	8.9%		8.2%	8.5%
Net interest expense	10.0	9.0	11.1%	28.6	27.2	5.1%
Effective tax rate	23.0%	24.5%		26.9%	24.7%
Net earnings	$39.3	$38.0	3.4%	$104.9	$113.9	(7.9)%
Diluted earnings per share	$1.84	$1.75	5.1%	$4.89	$5.22	(6.3)%
Engineered Support Structures (ESS)
Net sales	$255.0	$266.5	(4.3)%	$731.2	$752.0	(2.8)%
Gross profit	71.3	62.4	14.3%	201.4	177.8	13.3%
SG&A expense	45.8	40.5	13.1%	155.2	122.6	26.6%
Operating income	25.5	21.9	16.4%	46.2	55.2	(16.3)%
Utility Support Structures (Utility)
Net sales	$272.5	$204.2	33.4%	$723.9	$656.5	10.3%
Gross profit	54.7	44.0	24.3%	156.1	133.6	16.8%
SG&A expense	28.8	23.7	21.5%	80.8	72.2	11.9%
Operating income	25.9	20.3	27.6%	75.3	61.4	22.6%
Coatings
Net sales	$68.7	$76.9	(10.7)%	$200.0	$228.3	(12.4)%
Gross profit	22.6	24.0	(5.8)%	64.2	71.7	(10.5)%
SG&A expense	10.2	10.1	1.0%	30.6	32.7	(6.4)%
Operating income	12.4	13.9	(10.8)%	33.6	39.0	(13.8)%
Irrigation
Net sales	$137.8	$142.7	(3.4)%	$441.9	$446.6	(1.1)%
Gross profit	42.2	42.9	(1.6)%	139.2	133.0	4.7%
SG&A expense	27.5	24.7	11.3%	78.5	73.1	7.4%
Operating income	14.7	18.2	(19.2)%	60.7	59.9	1.3%
Net corporate expense
SG&A	$17.0	$13.2	28.8%	$44.0	$38.4	14.6%
Operating loss	(17.0)	(13.2)	(28.8)%	(44.0)	(38.4)	(14.6)%
(1) The thirty-nine weeks ended September 26, 2020 includes impairment of goodwill and intangible assets.

Overview
On a consolidated basis, net sales were higher in the third quarter and first three quarters of 2020, as compared to the same periods in 2019, due to higher sales in the Utility segment that was partially offset by lower sales in ESS, Coatings, and Irrigation segments. The change in net sales in the third quarter and first three quarters of fiscal 2020, as compared with the same periods in 2019, is as follows:

	Third quarter
	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$690.3	$266.5	$204.2	$76.9	$142.7
Volume	60.0	(17.2)	83.2	(8.9)	2.9
Pricing/mix	(16.8)	2.5	(17.2)	—	(2.1)
Acquisition/(divestiture)	2.3	—	1.7	—	0.6
Currency translation	(1.8)	3.2	0.6	0.7	(6.3)
Sales - 2020	$734.0	$255.0	$272.5	$68.7	$137.8

	Year-to-date
	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$2083.4	$752.0	$656.5	$228.3	$446.6
Volume	50.9	(20.8)	76.2	(22.3)	17.8
Pricing/mix	(16.2)	5.7	(11.9)	(3.6)	(6.4)
Acquisition/(divestiture)	4.6	2.6	3.5	—	(1.5)
Currency translation	(25.7)	(8.3)	(0.4)	(2.4)	(14.6)
Sales - 2020	$2,097.0	$731.2	$723.9	$200.0	$441.9

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Average steel prices for both hot rolled coil and plate were lower in North America and China in the third quarter and first three quarters of 2020, as compared to 2019, contributing to lower cost of sales and improved gross profit.

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

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. All our manufacturing facilities are open and fully operational as of September 26, 2020. Our manufacturing facilities in Argentina, France, Malaysia, New Zealand, Philippines, and South Africa were temporarily closed for part of of the first half of 2020 due to government mandates. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated strong cash flows from operating activities during the first three quarters of 2020 and expect cash flows from operating activities, net of capital expenditures, to be in excess of net earnings for the full fiscal 2020 year. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.

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

Currency Translation

    In the third quarter and first three quarters of 2020, we realized a decrease in operating profit, as compared with 2019, due in part to currency translation effects associated with a stronger U.S. dollar against most foreign currencies. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Third quarter	$(1.4)	$—	$(0.2)	$0.1	$(1.3)	$—

Year-to-date	$(2.7)	$(0.6)	$—	$(0.2)	$(1.9)	$—

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was higher in the third quarter and first three quarters of 2020, as compared with the same periods in 2019, due to lower raw material costs across the Company, improved selling prices across our infrastructure businesses, and improved volumes for the Irrigation segment and associated operating leverage of fixed costs. In the third quarter of 2020 as compared to 2019, gross profit was higher for ESS and Utility but lower for Coatings and Irrigation. On a year-to-date basis, gross profit improved for the ESS, Utility, and Irrigation segments in 2020, but was lower for Coatings due to lower sales volumes.
    SG&A expenses increased in the third quarter and first three quarters of 2020, as compared to the same periods in 2019. The increase was due to recording a partial impairment of goodwill and tradename for the Access Systems business, higher compensation related costs including sales commissions for the North American infrastructure businesses, higher incentives due to improved operations, and restructuring activities. These increases were partially offset by lower travel costs, foreign currency translation effects, and reduced SG&A deferred compensation expense in the first three quarters of 2020 (offset by an increase of the same amount in other expense).

    In the third quarter of 2020, as compared to the third quarter of 2019, operating income was higher in the Utility and ESS segments and lower for the Irrigation and Coatings segments. The overall increase in operating income in the third quarter can be attributed to higher utility sales volumes and an approximate $7.0 million loss recognized on certain access systems projects in 2019 that did not recur. Operating income decreased in the first three quarters of 2020 as compared to the same period in 2019, due to the goodwill and tradename impairment for the Access Systems business, certain restructuring activities, and lower volumes for the Coatings businesses. The decrease was partially offset by lower raw material costs and improved sales volumes in the Irrigation and Utility segments.

Net Interest Expense and Debt

    Net interest expense in the third quarter and first three quarters of 2020 was higher than the same periods in 2019. Interest income was lower in the third quarter and first three quarters of 2020, as compared to 2019, due to lower interest rates.

Other Income/Expenses

    The change in other income/expenses in the third quarter and first three quarters of 2020, as compared to 2019, was due to the change in valuation of deferred compensation assets which resulted in additional other income of $0.5 million and reduced other income of $3.7 million, respectively. This amount is shown as "Gain on investments (unrealized)" on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses that was less favorable in 2020.

Income Tax Expense

    Our effective income tax rate in the third quarter and first three quarters of 2020 was 23.0% and 26.9%, compared to 24.5% and 24.7% in the third quarter and first three quarters of 2019. On a year-to-date basis, the increase in the effective tax rate is a result of the partial impairment of goodwill and tradename for the Access Systems business that is not fully tax deductible. An increase in the U.K. corporate tax rate effective in the third quarter of 2020 provided a one time deferred tax benefit of $1.5 million reducing the effective tax rate.

    Earnings attributable to noncontrolling interests was lower in the third quarter and first three quarters of 2020, as compared to 2019. The decrease can be attributed to the acquisition of the remaining noncontrolling interests of AgSense and partial acquisition of the noncontrolling interest of Convert in the first quarter of 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $273.0 million in the first three quarters of fiscal 2020, as compared with $239.2 million provided by operations in the first three quarters of 2019. The increase in operating cash flow in the first three quarters of 2020, as compared with 2019, was due to improved working capital management. Working capital is higher primarily due to an increase in cash balances.

ESS segment
    Net sales were lower in the third quarter and first three quarters of 2020 as compared to 2019, primarily driven by lower sales volumes. Lighting, traffic, and highway safety product sales and access systems sales volumes were lower in the third quarter of 2020 as compared to 2019, while communication product sales volumes were higher. In the first three quarters of 2020, sales were higher for the lighting, traffic, and highway safety and communication products businesses and lower for access systems.
     Global lighting, traffic, and highway safety product sales in the third quarter and first three quarters of 2020 was modestly lower by $9.7 million and higher by $4.6 million, as compared to the same periods in fiscal 2019. Sales volumes decreased in North America in the third quarter of 2020, attributable to higher shipments in the third quarter of 2019 resulting from the recovery from a flood event in early 2019 at one of our facilities. On a year-to-date basis, sales volumes in North America increased due to strong backlogs in transportation markets. Europe sales volumes were lower in the third quarter and first three quarters due to the ceasing of operations in Morocco, the temporary plant shutdown and continued slower markets in France due to COVID-19, and unfavorable foreign currency translation effects. Lighting, traffic, and highway safety product sales in the Asia-Pacific region decreased in the third quarter and first three quarters of 2020, as compared to 2019, due primarily to continued market weakness in India attributed to COVID-19.
Communication product line sales were higher by $2.3 million and $1.1 million in the third quarter and first three quarters of 2020, as compared with the same periods in 2019. Communication product sales in Europe improved due to an increase in volume in the U.K. and Asia-Pacific sales volumes increased marginally. In North America, communication product sales volumes decreased in the third quarter and first three quarters of 2020 due to lower demand for communication components.
Access Systems product line net sales decreased in the third quarter and first three quarters of 2020, as compared to 2019, by $5.0 million and $22.9 million. The product line exited selling detention center systems and portions of the industrial product line which contributed to the sales decline along with unfavorable foreign currency translation effects. For the first half of 2020, subdued construction spending in Australia also contributed to a decrease in sales volume.

Gross profit was higher in the third quarter and first three quarters of 2020, as compared to 2019, due to lower cost of raw materials across the segment and an approximate $7.0 million loss recognized on certain access systems projects in the third quarter of 2019 that did not recur. SG&A spending was higher in the third quarter of 2020 versus 2019 due to higher sales commissions and incentives due to improved operations in North America. For the first three quarters of 2020, SG&A also increased due to recording a partial goodwill and tradename impairment for the Access Systems business of $16.6 million, Operating income decreased in the first three quarters of 2020 due to the goodwill and tradename impairment of the Access Systems business, partially offset by lower raw material costs for all businesses and a loss recorded on certain access systems projects in third quarter of 2019.
    Utility segment
    In the Utility segment, sales increased in the third quarter and first three quarters of 2020, as compared with 2019, due to large project work for the international solar tracking solutions product line and improved sales volumes for steel and concrete structures in North America. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. This resulted in a decrease to the average selling prices for our steel utility structures product line for the third quarter and first three quarters of 2020, as compared with 2019.
    Offshore and solar tracking solutions sales increased in the third quarter and first three quarters of 2020, as compared to 2019, due to a large increase in sales volumes in the third quarter. The increase for both businesses can be attributed to large projects in the third quarter of 2020.
    Gross profit increased in the third quarter and first three quarters of 2020, as compared to 2019, due to higher sales volumes and its associated operating leverage of fixed costs. In addition, the business incurred approximately $3.0 million of inspection costs during 2019 to finalize the requirements from a 2015 commercial settlement. Partially offsetting that 2019 charge was a $2.8 million impairment of a facility in 2020 that is classified as an asset held for sale. SG&A expense was higher in the third quarter and first three quarters of 2020, as compared with 2019, due to higher incentives due to improved operating results in North America and a $2.7 million allowance recognized in third quarter 2020 against an international accounts receivable. The increase in operating income for the third quarter 2020, as compared with 2019, is primarily due to higher sales volumes. The improvement in operating income margin in 2020 versus 2019 is also attributed to disciplined product pricing; gross profit margins increased as lower raw material costs was slightly more than the effect on net sales from lower average selling prices.
Coatings segment
    Coatings segment sales decreased in the third quarter and first three quarters of 2020, as compared to the same periods in 2019, due to lower volumes in North America and Asia, reduced sales pricing attributed to lower zinc costs, and unfavorable foreign currency translation. Sales volumes decreased in North America in the third quarter and first three quarters of 2020, as compared to 2019, due primarily to decreased industrial production attributed largely to the economic impacts from COVID-19. In Asia-Pacific region, sales volumes improved in Australia, which were more than offset by decreased volumes in Asia that were impacted by the continued slowdown caused by the economic impacts from COVID-19. Sales pricing also declined in Asia-Pacific due to lower zinc costs and customer mix.
    SG&A expense was flat for the third quarter and lower in the first three quarters of 2020, as compared to 2019, due to one-time expenses associated with a legal settlement in 2019. Operating income was lower in the third quarter and first three quarters of 2020, compared to the same periods in 2019, due to sales volume decreases in North America and Asia and the associated operating deleverage of fixed costs.
    Irrigation segment
    The decrease in Irrigation segment net sales in the third quarter and first three quarters of 2020, as compared to 2019, is primarily due to unfavorable foreign currency translation effects (primarily Brazil real) that were partially offset by sales volume improvements in international markets. Brazil, Australia, and Argentina drove the sales volume improvements for international irrigation along with the acquisition of Solbras, which was partially offset by unfavorable currency translation effects from a weaker Brazil real and South African rand. In North America, slightly higher sales volumes for systems was more than offset by decrease in sales volumes of other products, including industrial tubing. For the first three quarters of 2020, sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.

    SG&A was higher in the third quarter and first three quarters of 2020, as compared to 2019, due to higher product development expenses. Operating income for the segment decreased in the third quarter due to higher product development expenses and unfavorable currency translation effects. Operating income increased in the first three quarters of 2020 over 2019, as a result of lower raw material costs and higher sales volumes in international markets.
    Net corporate expense
Corporate SG&A expense was higher in the third quarter and first three quarters of 2020, as compared to 2019. The increase the third quarter is attributed to higher incentive accruals related to improved business performance. The increase in the first three quarters of 2020 is due to higher incentive expense, partially offset by the change in valuation of deferred compensation assets which resulted in lower expense of $3.7 million. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $934.2 million at September 26, 2020, as compared to $918.4 million at December 28, 2019. The increase in net working capital in 2020 is attributed to an increase in cash balances. Cash flow provided by operations was $273.0 million in the first three quarters of 2020, as compared with $239.2 million in the first three quarters of 2019. The increase in operating cash flows in 2020, as compared to 2019, was primarily the result of improved working capital management.
Investing Cash Flows-Capital spending in the first three quarters of fiscal 2020 was $71.0 million, as compared to $72.0 million for the same period in 2019. The decrease in investing cash outflows in the first three quarters quarter of 2020, as compared to 2019, can be attributed to a reduction in cash paid for acquisitions. We expect our capital expenditures to be between $85.0 million and $95.0 million for fiscal 2020.
Financing Cash Flows-Our total interest-bearing debt was $795.9 million at September 26, 2020 and $787.5 million at December 28, 2019. Financing cash outflows were $110.0 million and $82.7 million in the first three quarters of 2020 and 2019, respectively. The increase in financing cash outflows in the first three quarters of 2020, as compared to 2019, was due to the higher amounts paid to purchase noncontrolling interests and lower net borrowings.
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

Combined financial information is as follows:

Supplemental Combined Parent and Guarantors Financial Information
For the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019

	Thirteen weeks ended		Thirty-nine weeks ended
Dollars in thousands	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$438,947	$433,533	$1,377,294	$1,314,108
Gross Profit	115,116	114,538	385,314	340,645
Operating income	35,261	44,846	149,866	137,343
Net earnings	13,760	24,083	87,235	82,349
Net earnings attributable to Valmont Industries, Inc.	13,759	24,083	87,249	82,349

Supplemental Combined Parent and Guarantors Financial Information
September 26, 2020 and December 28, 2019

Dollars in thousands	September 26, 2020	December 28, 2019
Current assets	$777,934	$728,457
Noncurrent assets	374,796	354,173
Current liabilities	295,544	312,984
Noncurrent liabilities	1,121,280	1,076,491
Noncontrolling interest in consolidated subsidiaries	1,585	—
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $83,977 and $54,915 at September 26, 2020 and December 28, 2019. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $262,680 and $249,056 at September 26, 2020 and December 28, 2019.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. Share repurchases were temporarily suspended at the end of the first quarter of 2020 until September 2020 as a precaution to preserve liquidity. We acquired 251,136 treasury shares for approximately $28.0 million under our share repurchase program during the first three quarters of 2020. As of September 26, 2020, we have approximately $176.4 million open under this authorization to repurchase shares in the future.

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

Our debt financing at September 26, 2020 is primarily long-term debt consisting of:
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

    At September 26, 2020 and December 28, 2019, we had $41.9 million and $29.0 million outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 26, 2020, we had the ability to borrow $542.6 million under this facility, after consideration of standby letters of credit of $15.5 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $134.2 million, $120.0 million of which was unused at September 26, 2020.

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

    At September 26, 2020, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at September 26, 2020 were as follows (in 000's):

Interest-bearing debt	$795,937
Adjusted EBITDA-last four quarters	344,627
Leverage ratio	2.31

Adjusted EBITDA-last four quarters	$344,627
Interest expense-last four quarters	40,748
Interest earned ratio	8.46

The calculation of Adjusted EBITDA-last four quarters (October 29, 2019 through September 26, 2020) is as follows. The last four quarters information ended September 26, 2020 is calculated by taking the full fiscal year ended December 28, 2019, subtracting the first three quarters ended September 28, 2019, and adding the first three quarters ended September 26, 2020.

Net cash flows from operations	$341,430
Interest expense	40,748
Income tax expense	50,613
Impairment of property, plant and equipment	(2,811)
Impairment of goodwill and intangible assets	(16,638)
Change in investment	85
Deferred income tax benefit	6,908
Noncontrolling interest	(2,481)
Stock-based compensation	(11,434)
Pension plan expense	5,532
Contribution to pension plan	18,433
Changes in assets and liabilities	(112,236)
Other	1,351
EBITDA	319,500
Cash restructuring expenses	5,678
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant and equipment	2,811
Adjusted EBITDA	$344,627

Net earnings attributable to Valmont Industries, Inc.	$144,778
Interest expense	40,748
Income tax expense	50,613
Depreciation and amortization expense	83,361
EBITDA	319,500
Cash restructuring expenses	5,678
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant, and equipment	2,811
Adjusted EBITDA	$344,627

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
    We have cash balances of $443.1 million at September 26, 2020, approximately $221.7 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At September 26, 2020, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.3 million and $0.8 million, respectively.

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
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 37-40 in our Form 10-K for the fiscal year ended December 28, 2019 during the nine months ended September 26, 2020, with the exception of the change in method of accounting for certain inventory, previously accounted for on the LIFO basis, so that now all inventory is valued on the FIFO basis.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended September 26, 2020. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 28, 2019.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
June 28, 2020 to July 25, 2020	—	$—	—	$176,445,000
July 26, 2020 to August 29, 2020	—	—	—	176,445,000
August 30, 2020 to September 26, 2020	60,645	124.08	60,645	176,445,000
Total	60,645	$124.08	60,645	$176,445,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date. As of September 26, 2020, we have acquired 6,173,590 shares for approximately $823.6 million under this share repurchase program.

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2020 and is incorporated herein by this reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated this 27th day of October, 2020.