Form 10-K
period 2020-12-26
VALMONT INDUSTRIES INC
filed 2021-02-24
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has file a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 19, 2021 there were 21,215,198 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 27, 2020 was $2,212,151,860.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 27, 2021 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 26, 2020, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 26, 2020

PART I
ITEM 1. BUSINESS.
(a)    General Description of Business
General
We are a diversified producer of products and services for infrastructure and agriculture markets. We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI). The Company operates and reports its results in the following four reporting segments:
•Engineered Support Structures (ESS);
•Utility Support Structures (Utility);
•Coatings; and
•Irrigation

Our ESS segment offers solutions to help make roadways safer, infrastructure smarter, and increases connectivity through the following products: outdoor lighting, traffic control, and roadway safety structures, wireless communication structures and components, and engineered access systems. Our Utility segment helps deliver power with products to better harden grids to make infrastructure more resilient by selling structures to support electrical transmission, distribution lines, and substation conversion and storage. Our Irrigation segment produces mechanized irrigation equipment and related services to help deliver water, fertilizers, herbicides, and pesticides to agricultural crop that save time, conserve water, energy, and other input costs while also assisting in increasing yields. This segment also develops technology for better precision application including predictive, autonomous crop management. Our Coatings segment provides coatings services for Valmont and other industrial customers, to assist in extending the lifespan of infrastructure.

Customers and end-users of our products include municipalities and government entities globally, manufacturers of commercial lighting fixtures (OEM), contractors, telecommunications and utility companies, and large farming operations, as well as the general manufacturing sector. In 2020, approximately 32% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America.

Business Strategy
Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:
Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, engineering proficiency, technological innovation and consistent high quality. Our Utility segment experienced sales volume growth in 2020 which we believe was due to the continuing shift toward renewable energy sources and increasing need for stronger, more sustainable grid infrastructure.

Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently serve and where end-users do not currently purchase our type of product. For example, we have expanded our geographic presence in Europe, the Middle East, and North Africa for lighting structures. This strategy led to us building manufacturing presences in China and India to expand our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new emerging markets for mechanized irrigation around the world. In 2020, we secured a $240 million multi-year order in Egypt.
Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years we developed and sold structures for tramway applications in Europe. The customers for this product line include many of the state and local governments that purchase our lighting structures. The 2019 acquisition of Larson Camouflage, an industry leader in wireless communication concealment solutions give us the ability to offer integrated solutions to mobile carriers and other wireless communication customers around the world. Our Utility segment increased its 2020 sales by offering spun concrete distribution poles and increased its 2018 sales by offering substations that are prepackaged in a manner intended to simplify our customer's installation.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify our Business is a path to increase sales. For example, the establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment. The decorative lighting market has different requirements and preferences than our traditional transportation and commercial markets. In 2020, we acquired Solbras®, a provider of solar energy solution for agriculture and during 2018, we acquired Convert Italia SpA, a provider of engineered single axis solar tracking solutions. These furthered our commitment to renewable energy which we believe will provide us future growth opportunities through the ability to bring power to underserved regions and transform unproductive land into efficient cropland.

Acquisitions
We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):
    2016
•Acquisition of the remaining 30% not previously owned of IGC Galvanizing Industries (M) Sdn Bhd (Coatings)
•Acquisition of 5.2% of the remaining 10% not previously owned of Valmont SM (Utility)
    2017
•Acquisition of a highway safety business (Aircon) that manufactures guardrails, structural metal products, and solar structural products in India (ESS)
    2018
•Acquisition of an integrator of prepackaged pump stations (Irrigation)
•Acquisition of a worldwide provider of parts for agricultural irrigation equipment, Irrigation Components International (ICI), located in the United States (Irrigation)
•Acquisition of an engineering and manufacturer of overhead sign structures (Walpar) located in Southeast United States (ESS)
•Acquisition of 75% of a provider of engineered solar tracker solutions (Convert Italia SpA) headquartered in Italy (Utility)
•Acquisition of a steel lattice structures producer located in India (Utility)
•Acquisition of a galvanizing business located in New Zealand (Coatings)
    2019
•Acquisition of a wireless communication concealment solutions provider (Larson Camouflage) headquartered in Arizona (ESS)
•Acquisition of the remaining 4.8% not previously owned of Valmont SM (Utility)
•Acquisition of a galvanizing business located in Texas (Coatings)
•Acquisition of a manufacturer and distributor of wireless site components and safety products in Florida (ESS)
2020
•Acquisition of the remaining 49% not previously owned of AgSense LLC (Irrigation)
•Acquisition of 55% of a provider of solar solutions for Agriculture (Solbras) located in Brazil (Irrigation)
    In 2018, the Company divested of Donhad, a grinding media producer in Australia.
(b)    Segments
The Company has four reportable segments based on our management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment.
Our reportable segments are as follows:

Engineered Support Structures: This segment consists of the manufacture and distribution of engineered poles, towers, and components for lighting, transportation, and wireless communication markets, including integrated structure solutions for smart cities, and engineered access systems;
Utility Support Structures: This segment consists of the manufacture of engineered steel and concrete structures for utility markets, including transmission, distribution, and substation products, and renewable energy generation equipment;

Coatings: This segment consists of galvanizing, painting and anodizing services to preserve and protect metal products; and

Irrigation: This segment consists of the manufacture of agricultural irrigation equipment, parts, services, tubular products, and advanced technology solutions for water management and precision agriculture.

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
    Engineered Support Structures Segment (ESS)
Products Produced—We design, engineer, and manufacture steel, aluminum, wood, and composite poles and structures for a wide range of lighting and highway transportation applications. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas. Valmont structures help keep these areas safer, provide technologically advanced solutions for smart cities, and support 24-hour convenience. Beyond design, technical, and engineering needs, customers also want products that are visually appealing and meet local aesthetic requirements. In Europe, Valmont is a leader in decorative lighting poles, which provide an attractive yet functional solution for our customers. We are leveraging this expertise to expand our decorative product sales in North America, China, and the Middle East. Traffic poles are structures to which traffic signals and overhead signs are attached and aid the orderly flow of automobile traffic.

Valmont traffic and overhead sign structures aid in the orderly flow of automobile traffic. These poles, which support traffic signals and overhead signs, are engineered to meet customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. Valmont has expanded its capabilities in the traffic market with the development of patented vibration mitigation technology which continuously improves the safety of traffic and roadway structures by reducing the effects of wind and fatigue. Our transportation segment also includes highway safety system products that are designed and engineered to enhance roadway safety. These systems include guard rail barriers, wire rope safety barriers, crash attenuation barriers and other products. Additionally, Valmont has expanded into the bridge market with the development of our Con-Struct Bridge system. These steel systems are effective, long lasting, and can be installed quickly to reduce costs and expand the life of the structure.

We also engineer, manufacture, and distribute a broad range of structures (poles and towers), camouflage concealment solutions, and components serving the wireless communication market supporting expanded 5G customer needs. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to a structure and to connect cabling and other parts from the antennas to the shelter). Larger mono-pole structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these mono-pole structures, design is important to ensure each structure meets performance and safety specifications.
We also produce and distribute access systems that allow people to move safely and effectively in an industrial, infrastructure or commercial facility. Products offered in this product line include floor gratings, handrails, barriers and sunscreens. We also produce a line of engineered products which are used in architectural and decorative applications. Examples of these products are perforated metal sun screens and facades that can be used on building structures to improve shading and aesthetics.  We do not provide any significant installation services on the structures we sell or manufacture.

Markets—The key markets for our products and solutions are the transportation, construction, and industrial markets. The transportation market includes street and highway lighting and traffic control, much of which is driven by government spending programs. For example, the U.S. government funds highway and road improvement through the FAST Act. This program provides funding to improve the nation’s roadway system, which includes roadway lighting and traffic control enhancements. Matching funding from the various states may be required as a condition of federal funding. FAST Act was extended by one year in late 2020 to allow Congress more time for developing a long term funding bill. The current federal executive administration has recommended increases to spending on roadway infrastructure. Additionally, public and private partnerships have recently emerged as an additional funding source. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

The construction market is mostly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. This market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy. Valmont has many long-standing relationships with OEM (who also manufacture light fixtures and equipment) who also serve this market. Industrial markets for access systems are typically driven by infrastructure, industrial and commercial construction spending. Customers include construction firms or installers who participate in these markets, natural gas and mineral exploration companies, resellers such as steel service centers, and end users. These markets can be cyclical depending on economic conditions.

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
Competition—Our competitive strategy in all of the markets we serve is to provide high value to the customer at the appropriate price. We compete on the basis of product quality, high levels of customer service, timely, complete, and accurate delivery of the product and design capability to provide the best solutions to our customers. There are numerous competitors in our markets, most of which are relatively small companies. Companies compete on the basis of price, product quality, reliable delivery, engineering design, and unique product features. Pricing can be very competitive, especially when demand is weak or when strong local currencies result in increased competition from imported products.
Distribution Methods—Sales and distribution activities are handled through a combination of a direct sales force and commissioned agents. Lighting agents represent Valmont as well as lighting fixture and traffic signal lines and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures and other equipment to the end user as a complete package. Commercial lighting, wireless communication products and components, access systems and highway safety sales are normally made through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents.
    Utility Support Structures Segment (Utility)
Products Produced—We engineer and manufacture steel, pre-stressed concrete, composite, and hybrid structures (concrete base section and steel upper sections). These products are used to support the lines and equipment that carry power for electrical transmission, substation and distribution applications. Transmission refers to moving power from where it is produced to where it is used. Substations transfer high voltage electricity to low voltage transmission. Electrical distribution carries electricity from the substation to the end-user. These innovative structures are offered to address the growing need for grid hardening across the globe, where fires, storms, and floods have recently occurred with increasing regularity.
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
Our solar single-axis “tracker” product is an integrated system of steel structures, electric motors, and electronic controllers. Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which materially increases their energy production. Solar energy projects utilizing trackers generate approximately 20% more energy compared to traditional fixed tilt ground-mounted systems, according to Wood Mackenzie. Our trackers utilize a simple, modular design allowing ease of installation and low operational maintenance. Further, the flexibility of our trackers’ design allows for improved site utilization, which is especially valuable to our customers considering that solar projects are being constructed on increasingly challenging sites today. We sell our products to engineering, procurement and construction firms (“EPCs”) that build solar energy projects as well as solar developers, independent power producers, and utilities.

Markets—Our sales in this segment are mainly in North America, where the key drivers in the utility business are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, interconnection of regional grids to share more efficient generation to the benefit of the consumer and increased electrical consumption which has outpaced the transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to the compelling industry drivers and lack of investment prior to 2008. In international markets, electrical consumption is expected to increase. This will require substantial investment in new electricity generation capacity and growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user, as is used in the U.S. markets today. As utilities increase development of large-scale solar power and micro-grid applications, single axis tracker solutions will be an essential tool for achieving higher energy production. Sales of complex steel structures, wind turbine towers and rotor houses, material handling systems, utility transmission structures, and structures for oil & gas exploration mainly occur within Europe. Approximately 35% of all ground-mounted solar energy projects constructed globally during 2019 utilized trackers according to Wood Mackenzie. Our solar tracker products are used in some of the largest solar projects in the world with over a decade of track record, which is unique in the single-axis solar tracker industry.
Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at the appropriate price. We compete on the basis of product quality, engineering expertise, high levels of customer service, and reliable and timely delivery of the product. There are a number of competitors in North America, but there are many competitors in international markets. Companies compete on the basis of price, quality and service. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criteria in the bid process. We also sell on a preferred-provider basis to certain large utility customers. These contractual arrangements often last between 3 and 5 years and are frequently renewed. For offshore and complex steel structures, we compete based on our ability to co-engineer and design solutions with customers. We are one of a limited number of competitors that can execute advanced order production of complex steel constructions that require a high degree of engineering and complex manufacturing customization.
Distribution Methods—Products are normally sold directly to electrical utilities or energy providers with some sales sold through commissioned sales agents.
    Coatings Segment (Coatings)
Services Rendered—We add finishes to metals that inhibit corrosion, extend service lives and enhance the aesthetics of a wide range of materials and products. Among the services provided include:
•    Hot-dip Galvanizing
•    Anodizing
•    Powder Coating
•    E-Coating
In our Coatings segment, we take unfinished products from our customers and return them with a galvanized, anodized or painted finish. Galvanizing is a process that protects and prolongs the life of steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed a variety of colors. We also paint products using powder coating and e-coating technology (where paint is applied through an electrical charge) for a number of industries and markets.
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
Our remote management capabilities allow control of pivots and a variety of other farm equipment on any web-connected device and our suite of advanced technology solutions offers capabilities to assist in reducing water and energy use. Irrigation anomaly detection can alert growers of pivot-related water issues with artificial intelligence and machine learning (in select markets) is the next step toward predictive, autonomous crop management. Irrigation net sales in 2020, 2019, and 2018 included technology sales of $67.1 million, $56.7 million, and $45.3 million, respectively. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in the transportation and other industries.

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
Competition—In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of product innovation and features, product durability and reliability, price, quality and service capabilities of the local dealer. Pricing can become very competitive, especially in periods when market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately‑owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.
Distribution Methods—We market our irrigation machines, technology offerings, and service parts through independent dealers. There are approximately 270 dealer locations in North America, with another approximately 350 dealers serving international markets in over 60 countries. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.
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
Backlog.
The backlog of orders for the principal products manufactured and marketed was $1,139.1 million at the end of the 2020 fiscal year and $924.1 million at the end of the 2019 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2020 backlog of orders will be filled during fiscal year 2021. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/26/2020	12/28/2019
Engineered Support Structures	$247.1	$254.0
Utility Support Structures	563.3	615.0
Irrigation	328.3	55.0
Coatings	0.4	0.1
	$1,139.1	$924.1

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
Number of Employees.
At December 26, 2020, we had 10,844 employees.
Human Capital Resources.
Our policies and practices with respect to human capital resources are generally set forth in our Code of Business Conduct, our Human Rights Policy, and the principles described on the “About Us” page on our website www.valmont.com. Essential to our success is a company-wide commitment to customer service and innovation, and the ability to be the best cost producer for all products and services we provide. Our employees are the cornerstone of our accomplishments, we pride ourselves on being people of passion and integrity who excel and deliver results. Our Code of Business Conduct and our culture require each employee to act responsibly and to treat each other fairly and with the utmost respect.

Our businesses require skilled workers and management in order to meet our customer’s needs, grow our sales and maintain competitive advantages. We require employees with skills in engineering, welding, equipment maintenance and the operation of complex manufacturing machinery. Management talent is critical as well, to help grow our businesses and effectively plan for succession of key employees upon retirement.

At December 26, 2020 we had approximately 5,920 employees in the United States and approximately 4,920 employees in foreign countries. The Company places a high value on diversity and inclusion, encouraging employees with diverse backgrounds and experiences who share a common interest in profitable development, improving corporate culture, and delivering sustainable business results.

We have adopted a Human Rights Policy which is published on our website. We expect our employees, suppliers, vendors, dealers and distributors to share our commitment to human rights. We prohibit discrimination on the basis of age, race, disability, ethnicity, marital or family status, national origin, religion, gender, sexual orientation, veteran status, gender identity, or any other characteristic protected by law.

We are committed to voluntary employment, and we strictly prohibit all forms of compulsory labor, including child labor, forced labor, slavery and human trafficking. We respect internally recognized human rights standards, and this policy is guided by the U.N. Guiding Principles for Business and Human Rights.

We require full compliance with applicable, wage, work hours, overtime and benefit laws. We are committed to creating a culture where a healthy and safe workplace is recognized by everyone as essential to our success. Any employee can always contact our compliance officer, and confidential reporting of a situation or to ask a question is available on a secure website maintained by a third party. Employees are eligible for health insurance, paid and unpaid leaves, retirement plan and life and disability / accident coverage.

When positions come open at Valmont, we try first to fill them from within. We like to reward the hard-working members of our Valmont family with new opportunities that are not only a chance to expand their worlds, but to also recognize and reward their dedication. We have found them to be our richest talent resource.

Our program for succession and management development has our highest level of attention with our CEO responsible for reporting on the program directly to our board of directors.

For additional information, please see the “About Us” page on our website and section titled “Governance, Human Capital and Sustainability Highlights” in the Company’s 2021 Proxy Statement.

(d)    Available Information
We make available, free of charge on the Investors page of our website at www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.
The following risk factors describe various risks that may affect our business, financial condition and operations.
Economic and Business Risks
The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.
Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $600 million in 2020 and 2019. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.
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
Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. As of December 2020, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2020 net farm income to be $119.6 billion, up 41.3 percent from the USDA’s final U.S. 2019 net farm income of $84.6 billion.
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
Hot rolled steel coil and other carbon steel products have historically constituted approximately one-third of the cost of manufacturing our products. We also use large quantities of aluminum for lighting structures and zinc for the galvanization of most of our steel products. Our facilities use large quantities of natural gas for heating and processing tanks in our galvanizing operations. We use gasoline and diesel fuel to transport raw materials to our locations and to deliver finished goods to our customers. The markets for these commodities can be volatile. The following factors increase the cost and reduce the availability of these commodities:
•increased demand, which occurs when we and other industries require greater quantities of these commodities, which can result in higher prices and lengthen the time it takes to receive these commodities from suppliers;
•lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce these commodities (such as coke and scrap steel for the production of steel) which could result in reduced supplies of these commodities, higher costs for us and increased lead times;
•increased cost of major inputs, such as scrap steel, coke, iron ore and energy;
•fluctuations in foreign exchange rates can impact the relative cost of these commodities, which may affect the cost effectiveness of imported materials and limit our options in acquiring these commodities; and
•international trade disputes, import duties, tariffs, and quotas, since we import some steel and aluminum finished components/products for various product lines.
Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability.

Rising steel prices in 2018 put pressure on gross profit margins, especially in our Engineered Support Structures segment. The elapsed time between the quotation of a sales order and the manufacturing of the product ordered can be several months. As some of the sales in the Engineered Support Structures and Utility Support Structures segments are fixed price contracts, rapid increases in steel costs likely will result in lower operating income. Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred in North America in 2019. Decreases in our product sales pricing and volumes offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $64 million for the year ended December 26, 2020.
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
We manufacture and distribute engineered infrastructure products for lighting and traffic, utility and other specialty applications. Our Coatings segments serve many construction‑related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is affected by and can decline because of, a number of factors, including (but not limited to):
•weakness in the general economy, which may negatively affect tax revenues, resulting in reduced funds available for construction;
•interest rate increases, which increase the cost of construction financing; and
•adverse weather conditions which slow construction activity.
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
    We sell our products in many countries around the world. Approximately 33% of our fiscal 2020 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.

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

COVID-19 impacted and may continue to impact our business, including the normal operations of our facilities, overall demand for our products, changes to supply chain availability and costs, logistics delays, including temporary closures as may be mandated or otherwise made necessary by governmental authorities, and any additional carryover of economic effects. All of our operations may be affected by COVID-19 isolation measures. We have implemented domestic and international travel restrictions for our employees, and thousands of our employees are expected to continue to work remotely through the height of this pandemic.

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

Legal and Regulatory Risks

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

We are an international manufacturing company with operations around the world. At December 26, 2020, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2020, approximately 32% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America. We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe, and health issues, such as the outbreak and spread of coronavirus in China. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets.
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

    We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

•political and economic instability, resulting in the reduction of the value of, or the loss of, our investment;
•recessions in economies of countries in which we have business operations, decreasing our international sales;
•natural disasters and public health issues in our geographic markets, negatively impacting our workforce, manufacturing capability, and sales;
•difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits;
•potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;
•difficulties in enforcing our rights outside the United States for patents on our manufacturing machinery, poles and irrigation designs;
•increases in tariffs, export controls, taxes and other trade barriers reducing our international sales and our profit on these sales; and
•acts of war or terrorism.
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
Liquidity and Capital Recourses Risk
We have, from time to time, maintained a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants and make payments on our debt.
As of December 26, 2020, we had $766.3 million of total indebtedness outstanding. We had $585.4 million of capacity to borrow under our revolving credit facility at December 26, 2020. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:
•our ability to satisfy our obligations under our debt agreements could be affected and any failure to comply with the requirements, including significant financial and other restrictive covenants, of any of our debt agreements and could result in an event of default under the agreements governing our indebtedness;
•a substantial portion of our cash flow from operations will be required to make interest and principal payments and will not be available for operations, working capital, capital expenditures, expansion, or general corporate and other purposes, including possible future acquisitions that we believe would be beneficial to our business;
•our ability to obtain additional financing in the future may be impaired;
•we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;
•our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and
•our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general.
We had $400.7 million of cash at December 26, 2020, which mitigates a portion of the risk associated with our debt. Approximately 52% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.
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
Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 26, 2020, covered approximately 6,500 inactive or retired former Delta employees. The plan has no active employees as members. At December 26, 2020, this plan was, for accounting purposes, underfunded by approximately £87.4 million ($118.5 million). The current agreement with the trustees of the pension plan for annual funding is approximately £13.1 million ($17.8 million) in respect of the funding shortfall and approximately £1.3 million ($1.8 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

•Laws and regulations in the United Kingdom normally require the plan trustees and us to agree on a new funding plan every three years. The next funding plan will be developed in 2022. Changes in actuarial assumptions, including future discount, inflation and interest rates, investment returns and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.
•The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £87.4 million ($118.5 million) assumed for accounting purposes as of December 26, 2020. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to fund the Company’s future growth of the business or finance other obligations.
General Risks

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

ITEM 4. MINE SAFETY DISCLOSURES.
    Not Applicable.

Information about our Executive Officers
    Our executive officers during fiscal 2020, their ages, positions held, and the business experience of each during the past five years are, as follows:

Stephen G. Kaniewski, age 49, President and Chief Executive Officer since December 31, 2017, previously President and Chief Operating Officer since October 2016. Utility Support Structures Group President, August 2015 to October 2016. Vice President of Global Operations for the Irrigation segment in 2014.
Avner M. Applbaum, age 49, Executive Vice President and Chief Financial Officer since March 2020. Chief Financial Officer and Chief Operating Officer of Double E Company, an equipment manufacturer from 2017 to March 2020. Chief Financial Officer of Aerostar Aerospace, a manufacturer of high-complexity parts from 2016 to 2017. Chief Financial Officer of Premier Store Fixtures, a retail manufacturer and logistics provider from 2015 to 2016.
Diane Larkin, age 56, Executive Vice President Global Operations since June 2020. Senior Vice President of Operations and Global Supply for Pentair from 2017 to 2020. She held other operational leadership roles at Pentair from 2009 to 2017.
Aaron Schapper, age 47, Executive Vice President, Infrastructure since February 2020. Utility Support Structures Group President October 2016 to February 2020. General Manager, International Irrigation, October 2011 to October 2016.
Timothy P. Francis, age 44, Senior Vice President and Controller since June 2014.
T. Mitchell Parnell, age 55, Senior Vice President Human Resources since January 2019. Vice President Human Resources, Valmont Engineered Support Structures 2016 - 2018, Vice President Human Resources PPC - Belden 2010 to 2015.
Claudio O. Laterreur, age 54, Senior Vice President and Chief Information Officer since May 2019. US Industrial Products Partner at IBM and North America Vice President for manufacturing at Neoris, from 2013 to 2019.
R. Andrew Massey, age 51, Vice President and Chief Legal & Compliance Officer since 2006.
Teresa M. Hecker, age 52, Vice President Internal Audit since October 2018. Previously Audit Director since December 2017. Audit Director of Conagra Brands, Inc. (CAG) from 2013 to December 2017.
Ellen S. Dasher, age 51, Vice President Global Taxation since December 2015, previously Assistant Director of Taxation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 17,768 shareholders of common stock at December 26, 2020.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2020 to October 24, 2020	55,027	$127.15	55,027	$169,448,000
October 25, 2020 to November 28, 2020	88,031	153.82	88,031	155,907,000
November 29, 2020 to December 26, 2020	46,925	169.34	46,925	147,960,000
Total	189,983	$149.93	189,983	$147,960,000
On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of December 26, 2020, we have acquired 6,363,573 shares for approximately $852.0 million under this share repurchase program.

    ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FIVE-YEAR FINANCIAL DATA

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Operating Data			(3)		(4)
Net sales	$2,895,355	$2,766,976	$2,757,144	$2,745,967	$2,521,676
Operating income (1)	225,953	227,905	212,172	272,760	248,346
Net earnings attributable to Valmont Industries, Inc. (2)	140,693	146,408	101,770	120,500	175,461
Depreciation and amortization	82,892	82,264	82,827	84,957	82,417
Capital expenditures	106,700	97,425	71,985	55,266	57,920
Per Share Data
Earnings:
Basic (2)	$6.60	$6.76	$4.56	$5.35	$7.78
Diluted (2)	6.57	6.73	4.53	5.30	7.73
Cash dividends declared	1.800	1.500	1.500	1.500	1.500
Financial Position
Working capital	$881,322	$918,445	$985,224	$1,113,294	$941,415
Property, plant and equipment, net	597,727	558,129	513,992	518,928	518,335
Total assets	2,953,160	2,807,216	2,583,893	2,645,977	2,429,778
Long-term debt, including current installments	731,179	765,704	742,601	754,854	755,646
Total Valmont Industries, Inc. shareholders’ equity.	1,182,062	1,144,338	1,099,976	1,145,631	972,017
Cash flow data:
Net cash flows from operating activities	$316,294	$307,614	$153,008	$133,148	$232,820
Net cash flows from investing activities	(104,029)	(168,150)	(155,445)	(49,615)	(53,049)
Net cash flows from financing activities	(173,756)	(98,950)	(162,110)	(32,010)	(95,158)
Financial Measures
Invested capital(a)	$1,974,162	$1,977,223	$1,929,016	$1,939,605	$1,767,513
Return on invested capital(a)	8.7%	8.9%	8.0%	10.6%	9.8%
Adjusted EBITDA(b)	$353,619	$316,578	$346,128	$357,667	$329,601
Return on beginning shareholders’ equity(c)	12.3%	13.3%	8.9%	12.4%	18.6%
Leverage ratio (d)	2.17	2.49	2.18	2.11	2.29
Year End Data
Shares outstanding (000)	21,225	21,544	21,942	22,694	22,521
Approximate number of shareholders	17,768	21,631	21,569	24,801	26,057
Number of employees	10,844	10,398	10,328	10,690	10,552

(1) Fiscal 2020 and fiscal 2018 operating income included impairments of goodwill and intangible assets of $16,638 and $15,780 and restructuring expenses of $23,149 and $34,031.
(2) Fiscal 2020 net earnings included impairments of goodwill and intangible assets of $16,220 after-tax ($0.76 per share) and restructuring expenses of $17,324 after-tax ($0.81 per share). Fiscal 2018 included impairments of goodwill and intangible assets of $14,736 after-tax ($0.66 per share), restructuring expenses and non-recurring asset impairments from exiting certain local markets of $37,779 after-tax ($1.68 per share), refinancing of long-term debt expenses of $11,115 after-tax ($0.50 per share), and a loss from the divestiture of the grinding media business of $5,350 after-tax ($0.24 per share). Fiscal 2017 included $41,935 of tax expense ($1.85 per share) associated with recording the impact of the 2017 Tax Act. Fiscal 2016 included deferred income tax benefit of $30,590 ($1.35 per share) resulting primarily from the re-measurement of the deferred tax asset for the Company's U.K. defined benefit pension plan. In addition, fiscal 2016 included $9,888 ($0.44 per share) recorded as a valuation allowance against a tax credit asset. Fiscal 2016 also included the reversal of a contingent liability that was recognized as part of the Delta purchase accounting of $16,591 ($0.73 per share) which was not taxable.

(3) The Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue From Contracts with Customers, on a modified retrospective basis as of the first day of fiscal 2018. Revenue recognition for the prior two years presented in this table was under a different basis which was ASC Topic 605.
(4) Fiscal 2016 was a 53 week fiscal year.
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

	2020	2019	2018	2017	2016
Operating income	$225,953	$227,905	$212,172	$272,760	$248,346
Adjusted effective tax rate (1)	24.2%	23.9%	27.1%	28.1%	30.8%
Tax effect on operating income	(54,681)	(54,469)	(57,499)	(76,646)	(76,491)
After-tax operating income	171,272	173,436	154,673	196,114	171,855
Average invested capital	1,975,693	1,953,120	1,934,311	1,853,559	1,759,001
Return on invested capital	8.7%	8.9%	8.0%	10.6%	9.8%
Total assets	2,953,160	2,807,216	2,583,893	2,645,977	2,429,778
Less: Accounts payable	(268,099)	(197,957)	(218,115)	(227,906)	(177,488)
Less: Accrued expenses	(227,735)	(167,264)	(171,233)	(165,455)	(162,318)
Less: Defined benefit pension liability	(118,523)	(140,007)	(143,904)	(189,552)	(209,470)
Less: Deferred compensation	(44,519)	(45,114)	(46,107)	(48,526)	(44,319)
Less: Other noncurrent liabilities	(58,657)	(8,904)	(10,394)	(20,585)	(14,910)
Less: Dividends payable	(9,556)	(8,079)	(8,230)	(8,510)	(8,445)
Less: Lease liability	(80,202)	(85,817)	—	—	—
Less: Contract liability	(130,018)	(117,945)	—	—	—
Less: Deferred tax liability	(41,689)	(58,906)	(56,894)	(45,838)	(45,315)
Total Invested capital	$1,974,162	$1,977,223	$1,929,016	$1,939,605	$1,767,513
Beginning of year invested capital	$1,977,223	$1,929,016	$1,939,605	$1,767,513	$1,750,488
Average invested capital	$1,975,693	$1,953,120	$1,934,311	$1,853,559	$1,759,001
(1) The adjusted effective tax rate for 2020 and 2018 excludes the effects of the $12,575 and $14,355 goodwill impairments which is not deductible for income tax purposes. The effective tax rate in 2020 and 2018 including the impairments are 25.7% and 29.7%. The adjusted effective tax rate for 2017 excludes the $41,935 of tax expense associated with recording the impact of the 2017 Tax Act. The effective tax rate in 2017 including these items is 46.5%. The adjusted effective tax rate for 2016 excludes deferred income tax benefit of $30,590 resulting primarily from the re-measurement of the deferred tax asset for the Company's U.K. defined benefit pension plan. In addition, fiscal 2016 excludes $9,888 recorded as a valuation allowance against a tax credit asset. Fiscal 2016 also excludes the reversal of a contingent liability that was recognized as part of the Delta purchase accounting of $16,591, which is not taxable. The effective tax rate in 2016 including these items is 19.1%.
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

	2020	2019	2018	2017	2016
Net cash flows from operations	$316,294	$307,614	$153,008	$133,148	$232,820
Interest expense	41,075	40,153	44,237	44,645	44,409
Income tax expense	49,615	47,753	45,608	107,565	42,806
Loss on investment	(39)	172	62	(237)	(586)
Change in fair value of contingent consideration	—	—	—	—	3,242
Loss on divestiture of grinding media business	—	—	(6,084)	—	—
Impairment of goodwill and intangible assets	(16,638)	—	(15,780)	—	—
Impairment of property, plant and equipment	(3,751)	—	(5,000)	—	(1,099)
Deferred income tax (expense) benefit	1,397	(1,486)	(814)	(41,175)	22,942
Noncontrolling interest	(1,456)	(5,697)	(5,955)	(6,079)	(5,159)
Equity in earnings of nonconsolidated subsidiaries	(1,004)	—	—	—	—
Stock-based compensation	(14,874)	(11,587)	(10,392)	(10,706)	(9,931)
Pension plan expense	7,311	513	2,251	(648)	(1,870)
Contribution to pension plan	35,399	18,461	1,537	40,245	1,488
Changes in assets and liabilities, net of acquisitions	(98,994)	(81,831)	71,539	86,985	16,662
Other	(60)	2,513	225	3,924	(631)
EBITDA	314,275	316,578	274,442	357,667	345,093
Reversal of contingent liability	—	—	—	—	(16,591)
Impairment of goodwill and intangible assets	16,638	—	15,780	—	—
Cash restructuring expenses	18,955	—	29,031	—	—
Impairment of assets - restructuring activities	3,751	—	12,944	—	1,099
Loss on divestiture of grinding media business	—	—	6,084	—	—
EBITDA from acquisitions (months not owned by Company)	—	—	7,847	—	—
Adjusted EBITDA	$353,619	$316,578	$346,128	$357,667	$329,601

	2020	2019	2018	2017	2016
Net earnings attributable to Valmont Industries, Inc.	$140,693	$146,408	$101,770	$120,500	$175,461
Interest expense	41,075	40,153	44,237	44,645	44,409
Income tax expense	49,615	47,753	45,608	107,565	42,806
Depreciation and amortization expense	82,892	82,264	82,827	84,957	82,417
EBITDA	314,275	316,578	274,442	357,667	345,093
Reversal of contingent liability	—	—	—	—	(16,591)
Impairment of goodwill and intangible assets	16,638	—	15,780	—	—
Cash restructuring expenses	18,955	—	29,031	—	—
Impairment of assets - restructuring activities	3,751	—	12,944	—	1,099
Loss on divestiture of grinding media business	—	—	6,084	—	—
EBITDA from acquisitions (months not owned by Company)	—	—	7,847	—	—
Adjusted EBITDA	$353,619	$316,578	$346,128	$357,667	$329,601
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

	2020	2019	2018	2017	2016
Current portion of long-term debt	$2,748	$760	$779	$966	$851
Notes payable to bank	35,147	21,774	10,678	161	746
Long-term debt	728,431	764,944	741,822	753,888	754,795
Total interest bearing debt	766,326	787,478	753,279	755,015	756,392
Adjusted EBITDA	353,619	316,578	346,128	357,667	329,601
Leverage Ratio	2.17	2.49	2.18	2.11	2.29

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

General

	2020	2019	Change 2020 - 2019	2018	Change 2019 - 2018
	Dollars in millions, except per share amounts
Consolidated
Net sales	$2,895.4	$2,767.0	4.6%	$2,757.1	0.4%
Gross profit	765.5	682.7	12.1%	668.2	2.2%
as a percent of sales	26.4%	24.7%		24.2%
SG&A expense	539.6	454.8	18.6%	456.0	(0.3)%
as a percent of sales	18.6%	16.4%		16.5%
Operating income	225.9	227.9	(0.9)%	212.2	7.4%
as a percent of sales	7.8%	8.2%		7.7%
Net interest expense	38.7	36.2	6.9%	39.6	(8.6)%
Effective tax rate	25.7%	23.9%		29.7%
Net earnings attributable to Valmont Industries, Inc	140.7	146.4	(3.9)%	101.8	43.8%
Diluted earnings per share	$6.57	$6.73	(2.4)%	$4.53	48.6%
Engineered Support Structures Segment
Net sales	$983.5	$1,002.1	(1.9)%	$967.3	3.6%
Gross profit	271.4	229.0	18.5%	213.1	7.5%
SG&A expense	206.1	163.4	26.1%	178.3	(8.4)%
Operating income	65.3	65.6	(0.5)%	34.8	88.5%
Utility Support Structures Segment
Net sales	$1,002.2	$885.6	13.2%	$855.2	3.6%
Gross profit	210.4	187.6	12.2%	170.5	10.0%
SG&A expense	109.6	99.8	9.8%	105.7	(5.6)%
Operating income	100.8	87.8	14.8%	64.8	35.5%
Coatings Segment
Net sales	$269.6	$300.6	(10.3)%	$286.7	4.8%
Gross profit	86.4	94.2	(8.3)%	91.0	3.5%
SG&A expense	43.4	43.2	0.5%	35.7	21.0%
Operating income	43.0	51.0	(15.7)%	55.3	(7.8)%
Irrigation Segment
Net sales	$640.1	$578.7	10.6%	$624.8	(7.4)%
Gross profit	197.3	171.9	14.8%	192.8	(10.8)%
SG&A expense	114.2	100.2	14.0%	95.1	5.4%
Operating income	83.1	71.7	15.9%	97.7	(26.6)%
Other
Net sales	$—	$—	NM	$23.1	NM
Gross profit	—	—	NM	0.8	NM
SG&A expense	—	—	NM	1.7	NM
Operating income	—	—	NM	(0.9)	NM
Net corporate expense
SG&A expense	66.3	48.2	37.6%	39.5	22.0%
Operating loss	(66.3)	(48.2)	37.6%	(39.5)	22.0%
NM - Not Meaningful

RESULTS OF OPERATIONS
FISCAL 2020 COMPARED WITH FISCAL 2019
    Overview
The increase in net sales in 2020, as compared with 2019, was due to higher sales in the Utility and Irrigation segments that were offset by lower sales in the ESS and Coatings segments. The changes in net sales in 2020, as compared with 2019, were as follows:

	Total	ESS	Utility	Coatings	Irrigation
Sales - 2019	$2,767.0	$1,002.1	$885.6	$300.6	$578.7
Volume	177.4	(29.6)	145.3	(26.7)	88.4
Pricing/mix	(37.5)	10.1	(36.4)	(3.2)	(8.0)
Acquisition/(divestiture)	10.7	2.6	6.2	—	1.9
Currency translation	(22.2)	(1.7)	1.5	(1.1)	(20.9)
Sales - 2020	$2,895.4	$983.5	$1,002.2	$269.6	$640.1

    Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Increased project sales for offshore and other complex steel structures, solar tracking solutions, and international Irrigation is the primary contributor to the increase in sales volume for fiscal 2020, as compared to 2019. Average steel prices for both hot rolled coil and plate were lower in North America and China in fiscal 2020, as compared to 2019, contributing to lower average selling prices for the Utility segment.

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

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. All our manufacturing facilities were open and fully operational as of December 26, 2020. Our manufacturing facilities in Argentina, France, Malaysia, New Zealand, Philippines, and South Africa were temporarily closed for part of the first half of 2020 due to government mandates. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated strong cash flows from operating activities during 2020 resulting in cash flows from operating activities, net of capital expenditures, in excess of net earnings for fiscal 2020. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.

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

Restructuring Plan

    During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility. The decrease in 2020 gross profit and operating income due to restructuring expense by segment is as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Gross profit	$6.8	$1.0	$4.2	$1.6	$—	$—

Operating Income	$23.1	$7.6	$6.7	$3.9	$3.0	$1.9

Currency Translation

    In 2020, we realized a reduction in operating profit, as compared with fiscal 2019, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Full year	$(1.9)	$(0.8)	$0.1	$(0.5)	$(0.8)	$0.1

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was higher in 2020, as compared with 2019, due to customer pricing discipline (the decline in cost of sales from lower raw material costs was slightly more than the decrease in lower average selling prices) and an increase in sales volumes for the Irrigation segment and associated operating leverage of fixed costs. Gross profit improved for the ESS, Utility, and Irrigation segments in 2020, but was lower for Coatings due to lower sales volumes.
    The Company saw an increase in selling, general, and administrative (SG&A) expense in 2020, as compared to 2019. The increase was due to recording a partial impairment of goodwill and tradename for the Access Systems business, higher compensation related costs including sales commissions for the North American infrastructure businesses, higher incentives due to improved operations, and restructuring activities. These increases were partially offset by lower travel costs, foreign currency translation effects, and reduced SG&A deferred compensation expense (offset by an increase of the same amount in other expense).

Net Interest Expense and Debt

    Net interest expense in 2020 was higher than 2019, due to a higher average borrowings during the year. Interest income was lower in 2020, as compared to 2019, due to lower interest rates.

Other Income/Expense

    The change in other income/expenses in 2020, as compared to 2019, was due to the change in valuation of deferred compensation assets which resulted in lower other income of $3.5 million. This amount is shown as "Gain on investments (unrealized)" on the consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was due to fluctuations in foreign currency transaction gains/losses and a higher pension benefit in 2020.

Income Tax Expense

    Our effective income tax rate in 2020 and 2019 was 25.7% and 23.9%, respectively. The increase in the effective tax rate is a result of the partial impairment of goodwill and tradename for the Access Systems business that is not fully tax deductible.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests was lower in 2020 as compared to 2019, due to the acquisition of the remaining noncontrolling interests of AgSense and partial acquisition of the noncontrolling interest of Covert in the first quarter of 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $316.3 million in fiscal 2020, as compared with $307.6 million provided by operations in fiscal 2019. The increase in operating cash flow in 2020, as compared with 2019, was due to the $40.9 million increase in non-current contract liability partially offset by the increase in accounts receivable and the early payment (December 2020) of the required 2021 annual contribution to the Delta pension plan.

    Engineered Support Structures (ESS) segment
    Net sales were lower in 2020 as compared to 2019, primarily driven by lower sales volumes for access systems. Sales were higher for the lighting, traffic, and highway safety and communication products businesses and lower for access systems.
     Global lighting, traffic, and highway safety product sales in 2020 were higher by $6.3 million, as compared to 2019. Sales volumes in North America increased due to a stronger transportation market and higher pricing. Europe sales volumes were lower due to the temporary plant shutdown in France and market demand disruptions due to COVID-19. Lighting, traffic, and highway safety product sales in the Asia-Pacific region decreased in 2020, as compared to 2019, due primarily to continued market weakness in India attributed to COVID-19.
Communication product line sales were higher by $1.3 million in 2020 as compared with 2019. Communication product sales in Europe improved due to an increase in volume in the U.K. and Asia-Pacific sales volumes decreased marginally. In North America, communication product sales volumes decreased due to lower demand for communication towers and components.
Access Systems product line net sales decreased by $26.1 million in 2020, as compared to 2019. In early 2020, we decided to exit the detention center systems product line, which contributed to the sales decline along with unfavorable foreign currency translation effects. Impacts from subdued construction spending in Australia and COVID-19 impacts in Asia-Pacific also contributed to a decrease in sales volume.
Gross profit was higher in 2020, as compared to 2019, due to lower cost of raw materials across the segment and an approximate $7.0 million one-time loss recognized on certain access systems projects in 2019 that did not recur in 2020. SG&A was higher in 2020 versus 2019 due to recording a partial goodwill and tradename impairment for the Access Systems business of $16.6 million, restructuring costs of $6.6 million, and higher sales commissions in North America. Operating income decreased in 2020 due to the goodwill and tradename impairment of the Access Systems business and restructuring costs, partially offset by lower raw material costs for all businesses and a one-time $7 million loss recorded on certain access systems projects in third quarter of 2019 that did not recur in 2020.
Utility Support Structures (Utility) segment
    In the Utility segment, sales increased in 2020, as compared with 2019, due to large project work for the international solar tracking solutions and offshore and other complex structures product lines and improved sales volumes for steel and concrete structures in North America. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. This resulted in a decrease to the average selling prices for our steel utility structures product line for 2020, as compared with 2019.
    Offshore and other complex steel structures sales increased $29.9 million and solar tracking solutions sales increased $38.9 million in 2020, as compared to 2019, due to an increase in sales volumes attributed to large projects.
    Gross profit increased in 2020, as compared to 2019, due to higher sales volumes and its associated operating leverage of fixed costs. In addition, the business incurred approximately $3.0 million of inspection costs during 2019 to finalize the requirements from a 2015 commercial settlement that did not recur in 2020. We recognized a $2.8 million impairment of a facility in 2020 that was sold in the fourth quarter. SG&A expense was higher in 2020, as compared with 2019, due to higher sales commissions and incentives related to improved operating results in North America and a $2.7 million allowance recognized in third quarter 2020 against an international accounts receivable. Certain other restructuring actions, including the early retirement program, also contributed to the increase in SG&A. Operating income increased primarily due to higher sales volumes in 2020 compared to 2019.
    Coatings segment
    Coatings segment sales decreased in 2020, as compared to 2019, due to lower volumes in North America and Asia, reduced sales pricing attributed to lower zinc costs, and unfavorable foreign currency translation. Sales volumes decreased in North America in 2020, as compared to 2019, due primarily to decreased industrial production attributed largely to the economic impacts from COVID-19. In Asia-Pacific region, sales volumes improved in Australia, which were more than offset by decreased volumes in Asia that were impacted by the economic disruptions from COVID-19. Sales pricing also declined in Asia-Pacific due to lower zinc costs and customer mix.
    SG&A expense in 2020 was comparable to 2019. SG&A expense in 2020 included one-time costs related to closing down a coatings location in North America and the early retirement program that was offset by one-time expenses associated with a legal settlement in 2019 that did not recur in 2020. Operating income was lower in 2020, compared to 2019, due to sales volume decreases in North America and Asia and the associated operating deleverage of fixed costs.
    Irrigation segment
    The increase in Irrigation segment net sales in 2020, as compared to 2019, is primarily due to higher sales volumes for international irrigation. The sales improvement is offset by unfavorable foreign currency translation effects and slightly lower sales pricing due to the reduced cost of steel. The sales volume increase for international irrigation of approximately $74 million was attributed to deliveries on the multi-year Egypt project and a strong market in Brazil. The increase was offset by unfavorable currency translation effects of approximately $21 million from a weaker Brazilian real and South African rand. In North America, higher sales volumes for systems and parts was partially offset by sales pricing due to lower steel costs. In 2020, sales of technology-related products and services continued to increase, as growers continued adoption of technology to reduce costs and enhance profitability.
    SG&A was higher in 2020, as compared to 2019, due to higher product development expenses, one-time costs associated with the early retirement program, and higher incentives due to improved business performance. Operating income increased in 2020 over 2019, due to higher sales volumes in international markets and lower raw material costs.
Net corporate expense
    Corporate SG&A expense was higher in 2020 as compared to 2019. The increase can be attributed to higher incentive expenses due to improved business performance and one-time costs associated with the early retirement program. The increase was partially offset by the change in valuation of deferred compensation plan assets which resulted in lower expense. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

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

The Company acquired the following companies during 2019 and 2018:
•A majority ownership stake in Torrent Engineering and Equipment ("Torrent") in the first quarter of 2018 (Irrigation).
•Derit Infrastructure Pvt. Ltd. ("Derit") in the third quarter of 2018, which operates a lattice steel manufacturing facility located in India (Utility and Coatings).
•A majority ownership stake in Convert Italia SpA ("Convert") in the third quarter of 2018, a provider of engineered solar tracker solutions (Utility).
•Walpar in the third quarter of 2018, a domestic manufacturer of overhead sign structures (ESS).
•CSP Coating Systems ("CSP Coatings") in the fourth quarter of 2018, a coatings provider in New Zealand (Coatings).
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

Income Tax Expense

    Our effective income tax rate in 2019 and 2018 was 23.9% and 29.7%, respectively. The 2018 tax rate was higher due to certain restructuring costs and impairment charges for which no tax benefits were recorded.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $881.3 million at December 26, 2020, as compared with $918.4 million at December 28, 2019. The decrease in net working capital in 2020 is attributed to an increase in accrued compensation and benefits which is primarily driven by an approximately $11 million liability for the early retirement program and higher accrual for incentives earned during 2020. Cash flow provided by operations was $316.3 million in 2020, as compared with $307.6 million in 2019 and $153.0 million in 2018. The increase in operating cash flow in 2020, as compared to 2019, was the result of improved working capital management, offset by the required 2021 annual contribution to the Delta pension plan being made early in December 2020.
Investing Cash Flows-Capital spending in fiscal 2020 was $106.7 million, as compared with $97.4 million in fiscal 2019 and $72.0 million in fiscal 2018. The increase in capital spending in 2020 resulted from a number of plant expansions in the North America utility business. The decrease in investing cash outflows in 2020, as compared to 2019, was due to a decrease in acquisition spending. We expect our capital spending for the 2021 fiscal year to be approximately $110.0 million.
Financing Cash Flows-Our total interest‑bearing debt decreased to $766.3 million at December 26, 2020, from $787.5 million at December 28, 2019. Financing cash outflows increased in 2020, as compared to 2019, due to the Company paying down debt balances and higher purchases of noncontrolling interests. In 2019, net proceeds were received for additional borrowings.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the three year period ended December 26, 2020

Dollars in thousands	2020	2019	2018
Net sales	$1,854,141	$1,751,899	$1,693,787
Gross Profit	512,880	454,295	418,295
Operating income	180,206	178,990	174,825
Net earnings	106,404	109,908	73,761
Net earnings attributable to Valmont Industries, Inc.	106,266	109,908	73,761

Supplemental Combined Parent and Guarantors Financial Information
December 26, 2020 and December 28, 2019

Dollars in thousands	2020	2019
Current assets	$738,437	$728,457
Noncurrent assets	701,571	661,919
Current liabilities	321,979	312,984
Noncurrent liabilities	1,100,657	1,076,491
Noncontrolling interest in consolidated subsidiaries	1,738	—
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $88,309 and $54,915 at December 26, 2020 and December 28, 2019. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $262,935 and $249,056 at December 26, 2020 and December 28, 2019.
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
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 26, 2020, we have acquired approximately 6.4 million shares for approximately $852.0 million under these share repurchase programs.
Sources of Financing
Our debt financing at December 26, 2020 consisted primarily of long‑term debt. During 2018, the Company issued an additional $200 million aggregate principal amount of its 5.00% senior notes due 2044 and $55 million aggregate principal amount of its 5.25% senior notes due 2054 and redeemed $250.2 million in remaining aggregate principal amount of the 2020 senior notes. Our long‑term debt as of December 26, 2020, principally consists of:
•$450 million face value ($436.6 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.

•$305 million face value ($297.6 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
    We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.
    Our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2022.  The credit facility provides for $600 million of committed unsecured revolving credit loans with available borrowings thereunder to $400 million in foreign currencies.  We may increase the credit facility by up to an additional $200 million at any time, subject to lenders increasing the amount of their commitments. The leverage ratio of 3.5X increases to 3.75X for the four consecutive fiscal quarters after certain material acquisitions. The Company and our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility.  The obligations arising under the credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc. and Valmont Queensland Pty. Ltd.
    The interest rate on our borrowings will be, at our option, either:
(a)    LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by us) plus 100 to 162.5 basis points, depending on the credit rating of our senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.; or
(b)    the higher of
•the prime lending rate,
• the Federal Funds rate plus 50 basis points, and
•LIBOR (based on a 1 month interest period) plus 100 basis points (inclusive of facility fees), plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.
A commitment fee is also required under the revolving credit facility which accrues at 10 to 25 basis points, depending on the credit rating of our senior debt published by Standard and Poor's Rating Services and Moody's Investor Services, Inc., on the average daily unused portion of the commitment under the revolving credit facility.
At December 26, 2020, we had no outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022 and contains certain financial covenants that may limit our additional borrowing capability under the agreement. At December 26, 2020, we had the ability to borrow $585.4 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $144.7 million; $109.7 million of which was unused at December 26, 2020.
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
Our key debt covenants are as follows:
•Leverage ratio - Interest-bearing debt is not to exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) of the prior four quarters; and

•Interest earned ratio - Adjusted EBITDA over the prior four quarters must be at least 2.50x our interest expense over the same period.

    At December 26, 2020, we were in compliance with all covenants related to these debt agreements. The key covenant calculations at December 26, 2020 were as follows (amounts in thousands):

Interest-bearing debt	$766,326
Adjusted EBITDA-last four quarters	353,619
Leverage ratio	2.17

Adjusted EBITDA-last four quarters	353,619
Interest expense-last four quarters	41,075
Interest earned ratio	8.61
The calculation of Adjusted EBITDA-last four quarters is presented under the column for fiscal 2020 in footnote (b) to the table "Selected Five-Year Financial Data" in Item 6 - Selected Financial Data.
Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2021 and beyond.
We have cash balances of $400.7 million at December 26, 2020, approximately $208.6 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At December 26, 2020, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.2 million and $0.7 million, respectively.

FINANCIAL OBLIGATIONS AND FINANCIAL COMMITMENTS
We have future financial obligations related to (1) payment of principal and interest on interest‑bearing debt, (2) Delta pension plan contributions, (3) operating leases and (4) purchase obligations. These obligations at December 26, 2020 were as follows (in millions of dollars):

Contractual Obligations	Total	2021	2022-2023	2024-2025	After 2025
Long‑term debt	$759.5	$2.7	$1.8	$—	$755.0
Interest	1,074.9	38.6	77.1	77.0	882.2
Delta pension plan contributions	177.5	1.7	39.1	39.1	97.6
Operating leases	114.3	17.9	25.5	18.6	52.3
Unconditional purchase commitments	65.9	65.9	—	—	—
Total contractual cash obligations	$2,192.1	$126.8	$143.5	$134.7	$1,787.1
Long‑term debt mainly consisted of $755.0 million principal amount of senior unsecured notes. The Delta pension plan contributions are related to the current cash funding commitments to the plan with the plan's trustees. Operating leases relate mainly to various production and office facilities and are in the normal course of business.
Unconditional purchase commitments relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2021, and certain capital investments planned for 2021. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period.
At December 26, 2020, we had approximately $23.7 million of various long‑term liabilities related to certain income tax and other matters. These items are not scheduled above because we are unable to make a reasonably reliable estimate as to the timing of any potential payments.

OFF BALANCE SHEET ARRANGEMENTS
We maintain standby letters of credit for contract performance on certain sales contracts.

MARKET RISK
Changes in Prices
Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. In 2018, we began using steel hot rolled coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our Utility Support Structures segment by approximately $64 million for the year ended December 26, 2020.
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
Interest Rates—Our interest‑bearing debt at December 26, 2020 was mostly fixed rate debt. Our notes payable and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2020 and 2019 by approximately $0.1 million. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2020 and 2019 by approximately $0.3 million and $0.3 million, respectively.
Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. The Company is also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. At December 26, 2020, the Company had outstanding foreign currency forward contracts which mitigate foreign currency risk of the Company's investment in its Brazilian real and euro denominated businesses. The forward contracts, which qualify as cash flow hedges, mature in the first quarter of 2021. The Company also has two outstanding fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in 2019 in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. The notional of the Euro and DKK CCS are $80.0 million and $50.0 million, respectively, and mature in 2024. In 2019, the Company had outstanding foreign currency forward contracts which mitigate foreign currency risk of the Company's investment in its Australian denominated businesses. The forward contracts, which qualified as net investment hedges, were settled in 2020 with the Company receiving $12.0 million. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $16.6 million in 2020 and $14.1 million in 2019.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments (as discussed above) where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2020	2019
	(in millions)
Australian dollar	$15.0	$14.7
Euro	11.3	9.9
Danish krone	5.5	5.7
Chinese renminbi	6.7	6.9
Canadian dollar	3.6	3.8
U.K. pound	8.4	6.3
Brazilian real	3.4	3.3
Commodity risk— Steel hot rolled coil is a significant commodity input used by all of our segments in the manufacture of our products, with the exception of Coatings. Steel prices are volatile and we may utilize derivative instruments to mitigate commodity price risk on fixed price orders. In 2019 and 2018, the Company entered into steel hot rolled coil forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. There are no outstanding steel coil forward contracts at December, 26, 2020.
Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-50% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 26, 2020, we have open natural gas swaps for 60,000 MMBtu.

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
Depreciation, Amortization and Impairment of Long-Lived Assets
Our long-lived assets consist primarily of property, plant and equipment, right-of-use (lease) assets, and goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. Upon adoption of ASC 842, Leases in 2019, the Company impaired the right-of-use asset for one of our galvanizing facilities in Australia as it will not generate sufficient cash flows to recover the carrying value. Impairment losses were recorded in 2020 and 2018 as facilities were closed and certain fixed assets were no longer expected to be used as a result of our restructuring plans.
We identified twelve reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We assess the value of our reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value. The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. For our solar tracking structure reporting unit, we project meaningful annual revenue growth for the foreseeable future due to strong market conditions. Therefore, we valued the terminal value for this reporting unit using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA), as that is the valuation technique we’d expect a third party to use. We analyze EBITDA multiples for other industrial companies with similar product lines in determining what to use in the model. For both the 2020 and 2019 annual impairment test, we did not first perform the qualitative assessment of each of our reporting units using our judgment.

Our access systems reporting unit required an interim impairment test during fiscal 2020 due to various economic forecasts showing a depressed price of oil for the next few years. A revised view of the Australian market performed in conjunction with the executed restructuring activities required a re-assessment of the financial projections for this reporting unit resulting in lower projected net sales, operating income, and cash flows for this reporting unit. Accordingly, we recognized a $12.6 million impairment of goodwill in the second quarter of 2020. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired during our annual impairment test in 2020. A goodwill impairment of $14.4 million, which represents all of the goodwill of the offshore and other complex steel reporting unit, was recorded in the third quarter of 2018.

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

    Our indefinite‑lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. The most significant assumptions in this evaluation include estimated future sales, the royalty rate and the after-tax discount rate. For our evaluation purposes, the royalty rates used vary between 0.5% and 1.5% of sales and the after-tax discount rate of 12.0% to 15.0%, which we estimate to be the after-tax cost of capital for such assets.

In conjunction with the interim goodwill impairment test of access systems, impairment indicators were noted in the Webforge and Locker trade names. We recognized a resulting impairment charge of $3.9 million against these two trade names in second quarter of 2020. We performed our annual impairment test of all trade named in the third quarter of 2020 and determined none were impaired. In 2018, an impairment of $1.4 million was recorded against the offshore and other complex steel structures trade name (Valmont SM).

Inventories
Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional inventory write downs may be required.

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
    At December 26, 2020, we had approximately $81.9 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $44.5 million, including $2.7 million in valuation allowances remaining in the Delta entities related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. Also, we consider the earnings in our greater than 50% owned non-U.S. subsidiaries to not be indefinitely reinvested and, accordingly, we have a deferred tax liability of $3.9 million related to these unremitted foreign earnings for future taxes that will be incurred when cash is repatriated.
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
    The discount rate used to measure the defined benefit obligation was 1.40% at December 26, 2020. The following tables present the key assumptions used to measure pension expense for 2021 and the estimated impact on 2021 pension expense relative to a change in those assumptions:

Assumptions	Pension
Discount rate	1.40%
Expected return on plan assets	3.96%
Inflation - CPI	2.00%
Inflation - RPI	2.90%

Assumptions In Millions of Dollars	Increase in Pension Expense
0.25% decrease in discount rate	$0.2
0.25% decrease in expected return on plan assets	$1.4
0.25% increase in inflation	$0.4

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

    We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore and other complex steel structures, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During fiscal 2020 and 2019, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the year. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 26, 2020 and December 28, 2019, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 26, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective December 30, 2018, the Company adopted FASB Accounting Standards Update 2016-02, Leases.

As discussed in Note 1 to the financial statements, effective December 29, 2019, the Company elected to change its method of accounting for certain of its inventory to the first-in, first-out method.

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

Goodwill — Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description
The Company has goodwill of $430 million as of December 26, 2020, which is allocated among twelve reporting units. The Company evaluates its twelve reporting units for goodwill impairment during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax cash flows from operations (less capital expenses) discounted to present value. The solar tracking structure reporting unit was also evaluated using a multiple of earnings before interest, taxes, depreciation and amortization valuation using other industrial companies with similar product lines. These valuation methods require management to make significant estimates and assumptions related to projected cash flows. The estimated fair value of all reporting units exceeded their respective carrying value, except the access systems reporting unit for which a $13 million impairment was recognized in the year ended December 26, 2020.

We identified goodwill for certain reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values of certain reporting units as of December 26, 2020. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for certain reporting units included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows.
•We evaluated management’s ability to accurately forecast cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s projected cash flows by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry reports and (4) information included in Company press releases to analysts and investors.
•With the assistance of our fair value specialists, we evaluated the certain reporting units’ valuation compared to its peer companies.
•We evaluated the impact of changes in management’s forecasts from the annual measurement date to December 26, 2020.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 24, 2021
We have served as the Company's auditor since 1996.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	2020	2019	2018
Product sales	$2,594,855	$2,434,190	$2,437,334
Services sales	300,500	332,786	319,810
Net sales	2,895,355	2,766,976	2,757,144
Product cost of sales	1,936,024	1,863,780	1,878,067
Services cost of sales	193,817	220,515	210,905
Total cost of sales	2,129,841	2,084,295	2,088,972
Gross profit	765,514	682,681	668,172
Selling, general and administrative expenses	522,923	454,776	440,220
Impairment of goodwill and intangible assets	16,638	—	15,780
Operating income	225,953	227,905	212,172
Other income (expenses):
Interest expense	(41,075)	(40,153)	(44,237)
Interest income	2,374	3,942	4,668
Gain (loss) on investments - unrealized	2,443	5,960	(839)
Costs associated with refinancing of debt	—	—	(14,820)
Loss from divestiture of grinding media business	—	—	(6,084)
Other	3,073	2,204	2,473
	(33,185)	(28,047)	(58,839)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	192,768	199,858	153,333
Income tax expense (benefit):
Current	51,012	46,267	44,794
Deferred	(1,397)	1,486	814
	49,615	47,753	45,608
Earnings before equity in earnings of nonconsolidated subsidiaries	143,153	152,105	107,725
Equity in earnings (loss) of nonconsolidated subsidiaries	(1,004)	—	—
Net earnings	142,149	152,105	107,725
Less: Earnings attributable to noncontrolling interests	(1,456)	(5,697)	(5,955)
Net earnings attributable to Valmont Industries, Inc.	$140,693	$146,408	$101,770
Earnings per share:
Basic	$6.60	$6.76	$4.56
Diluted	$6.57	$6.73	$4.53
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three-year period ended December 26, 2020
(Dollars in thousands)

	2020	2019	2018
Net earnings	$142,149	$152,105	$107,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	21,483	(2,506)	(65,436)
Realized loss on divestiture of grinding media business recorded in other expense	—	—	9,203
	$21,483	$(2,506)	$(56,233)
Gain/(loss) on hedging activities:
Unrealized gain on net investment hedges, net of tax expense (benefit) of $2,428 in 2020, $384 in 2019, $1,894 in 2018	7,289	1,154	5,291
Realized loss on grinding media net investment hedge	—	—	1,215
Amortization cost (benefit) included in interest expense	(64)	(64)	423
Deferred loss on interest rate hedges	—	—	(2,467)
Cash flow hedges	1,598	—	—
Realized (gain) loss on cash flow hedges recorded in earnings	(1,598)	—	—
Commodity hedges	—	(2,130)	1,021
Realized (gain) loss on commodity hedges recorded in earnings	—	2,130	(1,021)
Unrealized gain (loss) on cross currency swaps	(5,751)	1,815	352
	1,474	2,905	4,814
Actuarial gain (loss) on defined benefit pension plan, net of tax expense (benefit) of $(4,183) in 2020, $(2,710) in 2019, $8,177 in 2018	(17,349)	(10,828)	29,885
Other comprehensive income (loss)	5,608	(10,429)	(21,534)
Comprehensive income	147,757	141,676	86,191
Comprehensive income attributable to noncontrolling interests	(3,428)	(5,505)	(8,584)
Comprehensive income attributable to Valmont Industries, Inc.	$144,329	$136,171	$77,607

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 26, 2020 and December 28, 2019
(Dollars in thousands, except shares and per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$400,726	$353,542
Receivables, less allowance of $15,952 in 2020 and $9,548 in 2019	511,714	480,000
Inventories	448,941	418,370
Contract asset - costs and profits in excess of billings	123,495	141,322
Prepaid expenses and other assets	59,804	32,043
Refundable income taxes	9,945	6,947
Total current assets	1,554,625	1,432,224
Property, plant and equipment, at cost	1,341,380	1,245,261
Less accumulated depreciation and amortization	743,653	687,132
Net property, plant and equipment	597,727	558,129
Goodwill	430,322	428,864
Other intangible assets, net	167,193	175,742
Other assets	203,293	212,257
Total assets	$2,953,160	$2,807,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,748	$760
Notes payable to banks	35,147	21,774
Accounts payable	268,099	197,957
Accrued employee compensation and benefits	137,939	83,528
Contract liabilities	130,018	117,945
Other accrued expenses	89,796	83,736
Dividends payable	9,556	8,079
Total current liabilities	673,303	513,779
Deferred income taxes	41,689	58,906
Long-term debt, excluding current installments	728,431	764,944
Defined benefit pension liability	118,523	140,007
Operating lease liabilities	80,202	85,817
Deferred compensation	44,519	45,114
Other noncurrent liabilities	58,657	8,904
Shareholders’ equity:
Preferred stock of $1 par value -
Authorized 500,000 shares; none issued	—	—
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	335	—
Retained earnings	2,245,035	2,173,802
Accumulated other comprehensive income (loss)	(309,786)	(313,422)
Cost of treasury stock, common shares of 6,674,866 in 2020 and 6,356,103 in 2019	(781,422)	(743,942)
Total Valmont Industries, Inc. shareholders’ equity	1,182,062	1,144,338
Noncontrolling interest in consolidated subsidiaries	25,774	45,407
Total shareholders’ equity	1,207,836	1,189,745
Total liabilities and shareholders’ equity	$2,953,160	$2,807,216
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 26, 2020 (Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$142,149	$152,105	$107,725
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	82,892	82,264	82,827
Noncash loss on trading securities	39	(172)	(62)
Contribution to defined benefit pension plan	(35,399)	(18,461)	(1,537)
Impairment of property, plant and equipment	3,751	—	5,000
Impairment of goodwill & intangible assets	16,638	—	15,780
Loss on divestiture of grinding media business	—	—	6,084
Stock-based compensation	14,874	11,587	10,392
Defined benefit pension plan expense (benefit)	(7,311)	(513)	(2,251)
(Gain) loss on sale of property, plant and equipment	60	(2,513)	(225)
Equity in earnings in nonconsolidated subsidiaries	1,004	—	—
Deferred income taxes	(1,397)	1,486	814
Changes in assets and liabilities (net of acquisitions):
Receivables	(24,403)	5,408	12,571
Inventories	(21,888)	22,128	(23,666)
Prepaid expenses and other assets	(10,633)	4,413	(11,048)
Contract asset - costs and profits in excess of billings	19,835	(29,274)	(32,932)
Accounts payable	33,044	(21,410)	(1,486)
Accrued expenses	52,548	(4,255)	2,834
Contract liabilities	12,072	113,039	(2,785)
Other noncurrent liabilities	46,712	(1,274)	(10,888)
Income taxes payable (refundable)	(8,293)	(6,944)	(4,139)
Net cash flows from operating activities	316,294	307,614	153,008
Cash flows from investing activities:
Purchase of property, plant and equipment	(106,700)	(97,425)	(71,985)
Proceeds from sale of assets	10,860	5,556	63,103
Acquisitions, net of cash acquired	(15,862)	(81,841)	(143,020)
Proceeds from settlement of net investment hedge	11,983	11,184	(1,621)
Investments in nonconsolidated subsidiaries	(1,283)	(6,169)	—
Other, net	(3,027)	545	(1,922)
Net cash flows used in investing activities	(104,029)	(168,150)	(155,445)
Cash flows from financing activities:
Proceeds from short-term agreements	20,990	13,195	10,543
Payments on short-term agreements	(7,946)	(1,868)	—
Proceeds from long-term borrowings	88,872	31,000	251,655
Principal payments on long-term borrowings	(121,665)	(10,768)	(262,191)
Settlement of financial derivatives	—	—	(2,467)
Debt issuance costs	—	—	(2,322)
Dividends paid	(36,930)	(32,642)	(33,726)
Dividends to noncontrolling interest	(5,642)	(7,737)	(7,055)
Purchase of noncontrolling interest	(59,416)	(27,845)	(5,510)
Proceeds from exercises under stock plans	18,961	13,619	7,357
Purchase of treasury shares	(56,491)	(62,915)	(114,805)
Purchase of common treasury shares—stock plan exercises	(14,489)	(12,989)	(3,589)
Net cash flows used in financing activities	(173,756)	(98,950)	(162,110)
Effect of exchange rate changes on cash and cash equivalents	8,675	(182)	(15,048)
Net change in cash and cash equivalents	47,184	40,332	(179,595)
Cash, cash equivalents, and restricted cash—beginning of year	353,542	313,210	492,805
Cash, cash equivalents, and restricted cash—end of year	$400,726	$353,542	$313,210
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 26, 2020
(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 30, 2017 (1)	$27,900	$—	$1,987,140	$(279,022)	$(590,386)	$38,959	$1,184,591
Net earnings	—	—	101,770	—	—	5,955	107,725
Other comprehensive income (loss)	—	—	—	(24,163)	—	2,629	(21,534)
Cash dividends declared ($1.50 per share)	—	—	(33,426)	—	—	—	(33,426)
Dividends to noncontrolling interests	—	—	—	—	—	(7,055)	(7,055)
Purchase of noncontrolling interest	—	—	—	—	—	(5,510)	(5,510)
Cumulative impact of ASC 606 adoption	—	—	9,771	—	—	—	9,771
Impact of ASU 2016-16 adoption	—	—	1,038	—	—	—	1,038
Addition of noncontrolling interest	—	—	—	—	—	40,783	40,783
Purchase of treasury shares; 843,278 shares acquired	—	—	—	—	(114,805)	—	(114,805)
Stock plan exercises, 27,555 shares acquired	—	—	—	—	(3,589)	—	(3,589)
Stock options exercised; 63,717 shares issued	—	(2,397)	1,518	—	8,236	—	7,357
Stock option expense	—	4,064	—	—	—	—	4,064
Stock awards; 61,208 shares issued	—	(1,667)	—	—	7,995	—	6,328
Balance at December 29, 2018 (1)	27,900	—	2,067,811	(303,185)	(692,549)	75,761	1,175,738
Net earnings	—	—	146,408	—	—	5,697	152,105
Other comprehensive income (loss)	—	—	—	(10,237)	—	(192)	(10,429)
Cash dividends declared ($1.50 per share)	—	—	(32,503)	—	—	—	(32,503)
Dividends to noncontrolling interests	—	—	—	—	—	(7,737)	(7,737)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Impact of ASU 842 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 491,045 shares acquired	—	—	—	—	(62,915)	—	(62,915)
Stock plan exercises; 90,868 shares acquired	—	—	—	—	(12,989)	—	(12,989)
Stock options exercised; 119,789 shares issued	—	(3,756)	972	—	16,403	—	13,619
Stock option expense	—	2,772	—	—	—	—	2,772
Stock awards; 60,021 shares issued	—	707	—	—	8,108	—	8,815
Balance at December 28, 2019 (1)	27,900	—	2,173,802	(313,422)	(743,942)	45,407	1,189,745
Net earnings	—	—	140,693	—	—	1,456	142,149
Other comprehensive income (loss)	—	—	—	3,636	—	1,972	5,608
Cash dividends declared ($1.80 per share)	—	—	(38,393)	—	—	—	(38,393)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(31,067)	—	—	(22,544)	(53,611)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 441,119 shares acquired	—	—	—	—	(56,491)	—	(56,491)
Stock plan exercises; 88,411 shares issued	—	—	—	—	(14,489)	—	(14,489)
Stock options exercised; 147,014 shares issued	—	(6,335)	—	—	25,296	—	18,961
Stock option expense	—	2,628	—	—	—	—	2,628
Stock awards; 65,248 shares issued	—	4,042	—	—	8,204	—	12,246
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
(1) The retained earnings balance has been revised from the amounts previously reported as a result of the change in inventory valuation method from LIFO to FIFO. Refer to Note 1 for additional information.
See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
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
Cash overdrafts
Cash book overdrafts totaling $16,979 and $13,971 were classified as accounts payable at December 26, 2020 and December 28, 2019, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.
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
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for utility transmission, distribution, substations, and renewable energy generation equipment;
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
Fiscal Year
The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 consisted of 52 weeks.
    Accounts Receivable
Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international Irrigation business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
transparency as to the current credit condition of governmental units. The Company’s allowance for doubtful accounts related to current accounts receivable was $15,952 at December 26, 2020.

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
In accordance with ASC 250, Accounting Changes and Error Corrections, this change in method of accounting for certain inventories has been retrospectively applied to the earliest period presented. As a result of the retrospective change, the cumulative effect to retained earnings as of December 30, 2017, December 29, 2018, and December 28, 2019 was an increase of $32,795, $40,215, and $32,854, respectively. This change did not affect the Company's previously reported cash flows from operating, investing, or financing activities.

The impact of the change from LIFO to FIFO on the Company’s Condensed Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended December 28, 2019 and December 29, 2018 are as follows:

	Fiscal Year 2019			Fiscal Year 2018
(in 000's, except earnings per share)	As Previously Reported	Retrospectively Adjusted	Adjustment	As Previously Reported	Retrospectively Adjusted	Adjustment
Cost of sales	2,074,480	2,084,295	9,815	2,098,864	2,088,972	(9,892)
Operating income	237,720	227,905	(9,815)	202,280	212,172	9,892
Income tax expense	50,207	47,753	(2,454)	43,135	45,608	2,473
Net earnings attributed to Valmont Industries, Inc	153,769	146,408	(7,361)	94,351	101,770	7,419
Comprehensive (loss) income	149,037	141,676	(7,361)	78,772	86,191	7,419
Net earnings per diluted share	7.06	6.73	(0.33)	4.20	4.53	0.33

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Long-Lived Assets
Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2020, 2019 and 2018 was $63,890, $64,177 and $67,499, respectively.
An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. Impairment losses were recorded in 2020 and 2018 as facilities were closed and future plans for certain fixed assets changed in connection with the Company's restructuring plans. Upon adoption of ASC 842, Leases in 2019, the Company impaired the right-of-use (lease) asset for one of its galvanizing facilities in Australia as it will not generate sufficient cash flows to recover the carrying value.
The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. For the solar tracking reporting unit, the Company valued the terminal value for this reporting unit using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite‑lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. See footnote 8 for details of impairments recognized during 2020 and 2018.
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
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
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

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2019	$(232,575)	$14,076	$(94,923)	$(313,422)
Current-period comprehensive income (loss)	19,511	1,474	(17,349)	3,636
Balance at December 26, 2020	$(213,064)	$15,550	$(112,272)	$(309,786)

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
    Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. On December 26, 2020, we had approximately $39,000 of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 24 months. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less at contract inception.
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
    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal years ended December 26, 2020 and December 28, 2019 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
	Fiscal year ended December 26, 2020	Fiscal year ended December 26, 2020	Fiscal year ended December 28, 2019	Fiscal year ended December 28, 2019	Fiscal year ended December 29, 2018	Fiscal year ended December 29, 2018
Utility Support Structures	$86,382	$915,756	$47,450	$838,158	$16,760	$838,446
Engineered Support Structures	940,513	43,010	952,056	50,020	922,677	44,681
Coatings	269,602	—	300,640	—	286,739	—
Irrigation	624,831	15,261	564,918	13,734	612,385	12,376
Other	—	—	—	—	23,080	—
Total	$1,921,328	$974,027	$1,865,064	$901,912	$1,861,641	$895,503
    The Company's contract asset as of December 26, 2020 and December 28, 2019 was $123,495 and $141,322, respectively. Both steel and concrete Utility customers in North America are generally invoiced upon shipment or delivery of the goods to the customer's specified location and there are typically no up-front or progress payments.

    At December 26, 2020 and December 28, 2019, the contract liability was $170,919 and $117,945. As of December 26, 2020, $130,018 is recorded as contract liabilities and $40,901 is recorded as other noncurrent liabilities in the Consolidated Balance Sheets. During the fiscal year ended December 26, 2020 and December 28, 2019, the Company recognized $74,319 and $3,921 of revenue that was included in the liability as of December 28, 2019 and December 29, 2018. The revenue recognized was due to applying advance payments received for projects completed during the period. The remaining contract liability from December 28, 2019 that was not recognized in fiscal 2020 is expected to be recognized in fiscal 2021.
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
In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of December 26, 2020, the Company has acquired 6,363,573 shares for approximately $852,040 under this share repurchase program.
Research and Development

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $21,400 in 2020, $13,900 in 2019, and $11,500 in 2018.
    Recently Adopted Accounting Pronouncements
    In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this ASU on the first day of fiscal 2020. The adoption of ASU No. 2016-13 did not have a significant impact on the consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans. The Company adopted ASU 2018-14 on the first day of fiscal 2020 and it did not have a material impact on the Company’s consolidated financial statement disclosure requirements.

    Recently Issued Accounting Pronouncements (not yet adopted)

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification (ASC) 740. The Company will adopt on the first day of fiscal 2021 (the effective date) and it is not expected to have a material impact on the Company’s consolidated statements of earnings, balance sheet, or cash flows.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

(2) ACQUISITIONS
Acquisitions of Businesses
    On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price is contingent on seller representations and warranties that will be settled within 12 months of the acquisition date. Solbras is a leading provider of solar energy solutions for agriculture. In the preliminary purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The acquisition of Solbras, located in Brazil, allows the Company to expand its product offerings in the Irrigation segment to include not only

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company finalized the purchase price allocation in the fourth quarter of 2020.
On March 6, 2020, the Company acquired 75% of KC Utility Packaging, LLC for $4,200. Approximately $400 of the purchase price is contingent on seller representations and warranties that will be settled within 12 months of the acquisition date. The Company name was subsequently changed to Valmont Substations LLC. The acquisition was made to expand the Company's utility substation product offering. In the purchase price allocation, goodwill of $1,100, customer relationships of $4,000, and other intangibles of $500 were recorded. The Company finalized the purchase price allocation in the fourth quarter of 2020.
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

    Proforma disclosures were omitted for the 2020 acquisitions as the Solbras and Valmont Substation acquisitions do not have a significant impact on the Company's financial results. The proforma effect of 2019 acquisitions on the 2019 and 2018 Consolidated Statements of Earnings is as follows:

	Fifty-two Weeks Ended December 28, 2019	Fifty-two Weeks Ended December 29, 2018
Net sales	$2,772,150	$2,801,326
Net earnings	146,941	103,370
Earnings per share-diluted	6.75	4.61

Acquisitions of Noncontrolling Interests
    In February 2020, the Company acquired the remaining 49% of AgSense that it did not own for $43,983, which includes a holdback payment of $2,200 that was made in the second quarter of 2020. The accounting for owning 100% of AgSense resulted in the recognition of a deferred tax asset of approximately $7,700.
In December 2020, the Company acquired the remaining 40% of Torrent Engineering and Equipment that it did not own for $3,500. In the first quarter of 2020, the Company acquired 16% of the remaining 25% that it did not own of Convert Italia for a cash payment of $11,750. The purchase agreement also settled the escrow funds which the Company had paid at date of acquisition. In April 2019, the Company acquired the remaining 4.8% of Valmont SM that it did not own for $4,763.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(3) DIVESTITURE
    On April 30, 2018, the Company completed the sale of Donhad, its grinding media business in Australia, reported in the Other segment. The business was sold because it did not fit the long-term strategic plans for the Company. The grinding media business historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The grinding media business had an operating loss of $913 for the year ended December 29, 2018. The Company received Australian $82,500 (U.S. $62,518).
    The pre-tax loss from the divestiture is reported in other income (expense). The loss is comprised of the proceeds from buyer, less deal-related costs, less the net assets of the business which resulted in a gain of $4,334. Offsetting this amount is a $(10,418) realized loss on foreign exchange translation adjustments and net investment hedges previously reported in shareholders' equity.

2018
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(4) RESTRUCTURING ACTIVITIES
    During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility. All 2020 restructuring activities were completed by December 26, 2020. The Company recorded the following pre-tax expenses:

	ESS	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$474	$241	$424	$—	$—	$1,139
Other cash restructuring expenses	181	1,070	596	—	—	1,847
Impairments of fixed assets/net loss on disposals	345	2,866	540	—	—	3,751
Total cost of sales	1,000	4,177	1,560	—	—	6,737

Severance	4,441	2,393	2,231	2,968	1,761	13,794
Other cash restructuring expenses	1,700	71	160	—	244	2,175
Impairments of assets/net loss on disposals	443	—	—	—	—	443
Total selling, general and administrative expenses	6,584	2,464	2,391	2,968	2,005	16,412
Consolidated total	$7,584	$6,641	$3,951	$2,968	$2,005	$23,149

    Change in the current liabilities recorded for the restructuring plans were as follows:

	Balance at December 28, 2019	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at December 26, 2020
Severance	$—	$14,933	$(2,273)	$12,660
Other cash restructuring expenses	—	4,022	(4,022)	—
Total	$—	$18,955	$(6,295)	$12,660

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(5) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-two weeks ended December 26, 2020 and December 28, 2019, and December 29, 2018 were as follows:

	2020	2019	2018
Interest	$40,209	$39,032	$43,305
Income taxes	54,801	43,629	47,355
    The acquisitions in 2019 included hold back payments contingent on seller representations and warranties of $5,456. The hold back payments were paid in the first quarter of 2020 and are shown as an investing use of cash in the acquisitions line item of the consolidated statements of cash flows.
(6) INVENTORIES
    Inventories consisted of the following at December 26, 2020 and December 28, 2019:

	2020	2019
Raw materials and purchased parts	$155,512	$158,314
Work-in-process	33,632	38,088
Finished goods and manufactured goods	259,797	221,968
	$448,941	$418,370

(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consist of the following:

	2020	2019
Land and improvements	$114,831	$111,091
Buildings and improvements	373,271	364,396
Machinery and equipment	616,765	584,447
Transportation equipment	28,610	23,650
Office furniture and equipment	101,487	85,130
Construction in progress	106,416	76,547
	$1,341,380	$1,245,261

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(8) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at December 26, 2020 and December 28, 2019 were as follows:

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,232	$155,760	13 years
Patents & Proprietary Technology	26,208	8,301	14 years
Other	7,602	6,786	4 years
	$271,042	$170,847

	December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,626	$149,720	13 years
Patents & Proprietary Technology	24,068	6,358	14 years
Other	8,054	7,035	5 years
	$269,748	$163,113
Amortization expense for intangible assets was $18,147, $18,087 and $15,328 for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2021	$15,435
2022	13,270
2023	11,571
2024	9,656
2025	8,222
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of trade names at December 26, 2020 and December 28, 2019 were as follows:

	December 26, 2020	December 28, 2019	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	7,972	9,143	2010
Valmont SM	8,720	7,966	2014
Ingal EPS/Ingal Civil Products	7,730	7,454	2010
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Convert	9,137	8,378	2018
Other	14,828	17,555
	$66,998	$69,107
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
The Company’s trade names were tested for impairment in the third quarter of 2020. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal 2020.
Goodwill
    The carrying amount of goodwill by segment as of December 26, 2020 and December 28, 2019 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross balance at December 28, 2019	$228,634	$130,594	$93,747	$25,136	$478,111
Accumulated impairment losses	(18,670)	(14,355)	(16,222)	—	(49,247)
Balance at December 28, 2019	209,964	116,239	77,525	25,136	$428,864
Acquisitions	—	1,100	—	5,038	6,138
Impairment	(12,575)	—	—	—	(12,575)
Foreign currency translation	3,689	3,641	562	3	7,895
Balance at December 26, 2020	$201,078	$120,980	$78,087	$30,177	$430,322

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

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

(9) BANK CREDIT ARRANGEMENTS
The Company maintains various lines of credit for short-term borrowings totaling $144,690 at December 26, 2020. As of December 26, 2020 and December 28, 2019, $35,147 and $21,774 was outstanding and recorded as notes payable in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 4.65% at December 26, 2020. The unused and available borrowings under the lines of credit were $109,673 at December 26, 2020. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with unused lines of credit.

(10) INCOME TAXES
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2020	2019	2018
United States	$169,281	$166,108	$137,744
Foreign	23,487	33,750	15,589
	$192,768	$199,858	$153,333

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Income tax expense (benefit) consists of:

	2020	2019	2018
Current:
Federal	$30,431	$27,809	$21,106
State	8,302	5,568	6,585
Foreign	12,730	13,130	17,559
	51,463	46,507	45,250
Non-current:	(451)	(240)	(456)
Deferred:
Federal	(6,086)	47	2,290
State	(822)	160	405
Foreign	5,511	1,279	(1,881)
	(1,397)	1,486	814
	$49,615	$47,753	$45,608

    The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	2.5	3.5
Carryforwards, credits and changes in valuation allowances	(1.6)	(1.0)	3.2
Foreign tax rate differences	(1.7)	0.3	(1.0)
Changes in unrecognized tax benefits	0.2	(0.1)	(0.3)
Goodwill and intangible impairment	2.4	—	2.2
Effects of 2017 Tax Act	—	—	(0.5)
Other	1.9	1.2	1.7
	25.7%	23.9%	29.7%

    Fiscal years 2020 and 2018 include $4,651 and $3,171 of tax expense related to non-tax deductible impairment of goodwill. Fiscal years 2020 and 2018 also include $1,100 and $6,756 of tax expense primarily related to restructuring charges for which no tax benefits have been recorded due to the increase in valuation allowance.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax liabilities are as follows:

	2020	2019
Deferred income tax assets:
Accrued expenses and allowances	$17,203	$16,148
Tax credits and loss carryforwards	81,912	64,116
Defined benefit pension liability	30,623	35,539
Accrued compensation and benefits	23,545	14,122
Lease liabilities	23,715	21,763
Deferred compensation	13,883	15,174
Gross deferred income tax assets	190,881	166,862
Valuation allowance	(44,451)	(35,215)
Net deferred income tax assets	146,430	131,647
Deferred income tax liabilities:
Property, plant and equipment	35,701	31,628
Intangible assets	43,699	49,686
Inventory allowances	5,705	5,352
Lease assets	23,715	22,066
Other deferred tax liabilities	5,248	6,067
Total deferred income tax liabilities	114,068	114,799
Net deferred income tax asset	$32,362	$16,848

    Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2020	2019
Other assets	$74,051	$75,754
Deferred income taxes	(41,689)	(58,906)
Net deferred income tax asset	$32,362	$16,848
    Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 26, 2020 and December 28, 2019 respectively, there were $81,912 and $64,116 relating to tax credits and loss carryforwards.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. The deferred tax assets at December 26, 2020 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting in 2023.
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
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.
    The following summarizes the activity related to our unrecognized tax benefits in 2020 and 2019, in thousands:

	2020	2019
Gross unrecognized tax benefits—beginning of year	$2,300	$2,599
Gross increases—tax positions in prior period	—	29
Gross decreases—tax positions in prior period	(1)	—
Gross increases—current‑period tax positions	398	593
Settlements with taxing authorities	(183)	(150)
Lapse of statute of limitations	(650)	(771)
Gross unrecognized tax benefits—end of year	$1,864	$2,300
There are approximately $973 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2020, the Company recorded a reduction of its gross unrecognized tax benefit of $650 with $513 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2019, the Company recorded a reduction of its gross unrecognized tax benefit of $771, with $609 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $845 and $178 of interest and penalties at December 26, 2020 and December 28, 2019, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.
The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2016 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,547 and $2,224 at December 26, 2020 and December 28, 2019, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(11) LONG-TERM DEBT
    Long-term debt is as follows:

	December 26, 2020	December 28, 2019
5.00% senior unsecured notes due 2044(a)	$450,000	$450,000
5.25% senior unsecured notes due 2054(b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(20,799)	(21,143)
Revolving credit agreement (c)	—	29,044
IDR Bonds	—	8,500
Other notes	4,483	2,089
Debt issuance costs	(7,505)	(7,786)
Long-term debt	731,179	765,704
Less current installments of long-term debt	2,748	760
Long-term debt, excluding current installments	$728,431	$764,944
(a)    The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $13,405 at December 26, 2020. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.
(b)    The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,394 at December 26, 2020. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.
(c)    The revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2022.  The credit facility provides for $600,000 of committed unsecured revolving credit loans with available borrowings thereunder to $400,000 in foreign currencies.  We may increase the credit facility by up to an additional $200,000 at any time, subject to lenders increasing the amount of their commitments. The interest rate on the borrowings will be, at the Company's option, either:
(i)    LIBOR (based on a 1, 2, 3 or 6 month interest period, as selected by the Company) plus 100 to 162.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc., or;
(ii)    the higher of
•the prime lending rate,
•the Federal Funds rate plus 50 basis points, and
•LIBOR (based on a 1 month interest period) plus 100 basis points, plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company's senior debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
    At December 26, 2020, the Company had $0 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2022, and contains certain financial covenants that may limit additional borrowing capability under the agreement. At December 26, 2020, the Company had the ability to borrow $585,419 under this facility, after consideration of standby letters of credit of $14,581 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $144,690, $109,673 of which was unused at December 26, 2020.
    The lending agreements include certain maintenance covenants, including financial leverage and interest coverage. The Company was in compliance with all financial debt covenants at December 26, 2020. The minimum aggregate maturities of long-term debt for each of the five years following 2020 are: $2,748, $1,028, $707, $0 and $0.
    The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries PiRod, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

(12) STOCK-BASED COMPENSATION
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At December 26, 2020, 779,336 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.
Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the fifth anniversary of the grant. Expiration of grants is seven to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. The Company recorded $14,874, $11,587 and $10,392 of compensation expense (included in selling, general and administrative expenses) in the 2020, 2019 and 2018 fiscal years for all share-based compensation programs, respectively. The associated tax benefits recorded in the 2020, 2019 and 2018 fiscal years was $3,719, $2,897 and $2,598, respectively.
At December 26, 2020, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.39 years, was approximately $5,364.
The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2020, 2019 and 2018 was estimated using the following assumptions:

	2020	2019	2018
Expected volatility	33.72%	33.13%	33.39%
Risk-free interest rate	0.43%	1.69%	2.67%
Expected life from vesting date	4.0 yrs	3.0 yrs	3.0 yrs
Dividend yield	1.24%	1.07%	1.07%
Following is a summary of the stock option activity during 2018, 2019 and 2020:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2017	570,622	$128.34
Granted	105,135	112.08
Exercised	(63,717)	106.26
Forfeited	(33,627)	129.52
Outstanding at December 29, 2018	578,413	$127.74	4.35	$909
Options vested or expected to vest at December 29, 2018	565,592	$127.84	4.30	909
Options exercisable at December 29, 2018	405,128	$126.61	3.47	909
    The weighted average per share fair value of options granted during 2018 was $30.48.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2018	578,413	$127.74
Granted	57,648	147.31
Exercised	(119,789)	113.02
Forfeited	(27,712)	137.07
Outstanding at December 28, 2019	488,560	$133.13	4.04	$9,291
Options vested or expected to vest at December 28, 2019	478,575	$133.21	3.99	9,078
Options exercisable at December 28, 2019	341,828	$133.32	3.19	6,470

The weighted average per share fair value of options granted during 2019 was $37.85.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2019	488,560	$133.13
Granted	66,231	168.80
Exercised	(147,014)	125.43
Forfeited	(8,212)	137.49
Outstanding at December 26, 2020	399,565	$141.79	4.88	$12,103
Options vested or expected to vest at December 26, 2020	389,633	$141.56	4.81	11,890
Options exercisable at December 26, 2020	254,498	$138.64	3.38	8,510
The weighted average per share fair value of options granted during 2020 was $45.49.
Following is a summary of the status of stock options outstanding at December 26, 2020:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

Outstanding and Exercisable By Price Range
Options Outstanding				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$104.47 - 112.08	120,194	3.99 years	$109.58	79,796	$108.31
$123.87 - 132.84	26,282	0.97 years	132.48	26,282	132.48
$142.67 - 168.80	253,089	5.71 years	158.05	148,420	156.04
	399,565			254,498
    In accordance with shareholder-approved plans, the Human Resource Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, performance based restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. During fiscal 2020, 2019 and 2018, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2020	2019	2018
Shares granted	85,251	78,318	88,127
Weighted‑average per share price on grant date	$161.73	$145.89	$114.89
Recognized compensation expense	$9,081	$8,815	$6,328
At December 26, 2020 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 2.66 years, was approximately $22,862.
Performance-based restricted stock units (PSU) awards consist of shares of our stock which are payable upon the determination that the Company achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2020 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a three years period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.
During fiscal 2020 and 2019, the Company issued PSUs of 35,181 and 31,344 with a weighted average grant date fair value of $125.41 and $136.14 per share. During fiscal 2020, the Company recognized expense of $3,165 for these two PSU plans.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(13) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2020:
Net earnings attributable to Valmont Industries, Inc.	$140,693	$—	$140,693
Weighted average shares outstanding (000's)	21,315	110	21,425
Per share amount	$6.60	$0.03	$6.57
2019:
Net earnings attributable to Valmont Industries, Inc.	$146,408	$—	$146,408
Weighted average shares outstanding (000's)	21,659	110	21,769
Per share amount	$6.76	$0.03	$6.73
2018:
Net earnings attributable to Valmont Industries, Inc.	$101,770	$—	$101,770
Weighted average shares outstanding (000's)	22,306	140	22,446
Per share amount	$4.56	$0.03	$4.53
    Basic and diluted net earnings and earnings per share in fiscal 2020 was impacted by impairments of goodwill and intangible assets in fiscal 2020 of $16,220 after-tax ($0.76 per share) and restructuring expenses of $17,324 after-tax ($0.81 per share). Basic and diluted net earnings and earnings per share in fiscal 2018 was impacted by impairments of goodwill and intangible assets of $14,736 after-tax ($0.66 per share), restructuring expenses and non-recurring asset impairments arising from exiting certain local markets of $37,779 after-tax ($1.68 per share), refinancing of long-term debt expenses of $11,115 after-tax ($0.50 per share), and a loss from the divestiture of the grinding media business of $5,350 after-tax ($0.24 per share).
    Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
At the end of fiscal years 2020, 2019, and 2018 there were 0, 130,704, and 406,806 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(14) EMPLOYEE RETIREMENT SAVINGS PLAN
Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 50% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2020, 2019 and 2018 Company contributions to these plans amounted to approximately $14,800, $12,600 and $12,300 respectively.
The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were $35,125 and $36,290 at December 26, 2020 and December 28, 2019, respectively. Such amounts are included in “Other assets” and “Deferred compensation” on the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $5,067 and $8,335 at December 26, 2020 and December 28, 2019, respectively. All distributions were made in cash.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 26, 2020, the carrying amount of the Company’s long-term debt was $731,179 with an estimated fair value of approximately $884,846. At December 28, 2019, the carrying amount of the Company’s long-term debt was $765,704 with an estimated fair value of approximately $826,413.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $35,125 ($36,290 in 2019) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $202 ($210 in 2019) is recorded at fair value at December 26, 2020. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. These securities are included in Other Assets on the Consolidated Balance Sheets.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurement Using:
	Carrying Value December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$35,327	$35,327	$—	$—
Liabilities:
Derivative financial instruments, net	$(5,911)	$—	$(5,911)	$—

		Fair Value Measurement Using:
	Carrying Value December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$36,500	$36,500	$—	$—
Derivative financial instruments, net	$3,247	$—	$3,247	$—

(16) DERIVATIVE FINANCIAL INSTRUMENTS
    The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. The Company had open foreign currency forward contracts that are marked to market at December 26, 2020 and December 28, 2019, which are insignificant and thus excluded from the tables below. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.
    Fair value of derivative instruments at December 26, 2020 and December 28, 2019 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	December 26, 2020	December 28, 2019
Foreign currency forward contracts	Prepaid expenses and other assets	724	2,119
Cross currency swap contracts	Prepaid expenses and other assets	600	1,128
Cross currency swap contracts	Accrued expenses	(7,235)	—
		$(5,911)	$3,247

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
    Gains (losses) on derivatives recognized in the consolidated statements of earnings for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 are as follows:

Derivatives designated as hedging instruments:	Statements of earnings location	2020	2019	2018
Commodity forward contracts	Product cost of sales	$—	$(2,130)	$1,021
Foreign currency forward contracts	Loss from divestiture of grinding media business	—	—	(1,215)
Foreign currency forward contracts	Product Sales	1,598	—	—
Foreign currency forward contracts	Other income (expense)	187	950	782
Interest rate contracts	Interest expense	(64)	(64)	(423)
Cross currency swap contracts	Interest expense	2,738	2,823	828
		$4,459	$1,579	$993
    Cash Flow Hedges
    In 2019, the Company entered into steel hot rolled coil (HRC) forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. In 2019, the forward contracts had a notional amount of $12,128 for the purchase of 3,500 short tons for each month from May 2019 to September 2019. The gain (loss) realized upon settlement is recorded in product cost of sales in the consolidated statements of earnings over average inventory turns.
    In May 2020, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contracts, which qualify as a cash flow hedge, matured in December 2020 and a notional amount to buy 4,500 euros in exchange for a stated amount of Brazilian Real. In March 2020, a subsidiary with a Euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contracts, which qualify as a cash flow hedge, have a final maturity date of June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of Euros.
    Net Investment Hedges
    In the second quarter of 2020, the Company early settled its Australian dollar denominated foreign currency forward contracts and received proceeds of $11,983. In 2019, all net investment hedges incepted in 2018 were early settled and the Company received proceeds of $11,184. Amounts will remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries.
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
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
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
Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 26, 2020 and December 28, 2019, were as follows:

	2020	2019
Balance, beginning of period	$13,532	$17,008
Payments made	(10,228)	(17,484)
Change in liability for warranties issued during the period	12,287	16,080
Change in liability for pre-existing warranties	(804)	(2,072)
Balance, end of period	$14,787	$13,532

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
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(19) DEFINED BENEFIT RETIREMENT PLAN
Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 26, 2020.
Funded Status
The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.356/£ and $1.308/£ to translate the net pension liability into U.S. dollars at December 26, 2020 and December 28, 2019, respectively. The net funded status of $118,523 at December 26, 2020 is recorded as a noncurrent liability.
Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth.
As there are no active employees in the plan, the ABO is equal to the PBO for all years presented. The underfunded ABO represents the difference between the PBO and the fair value of plan assets. On October 26, 2018, the High Court of Justice in the United Kingdom ruled that pension plans which offered guaranteed minimum pension ("GMP") benefits between 1990 and 1997 must ensure the benefit accrued between men and women were equal. The Company estimated the cost of GMP equalization at £9,500, which was treated as a prior service cost at December 29, 2018. During fiscal 2020, the Company recognized an additional £711 for the effect of GMP equalization.
Changes in the PBO and fair value of plan assets for the pension plan for the period from December 29, 2018 to December 28, 2019 were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 29, 2018	$647,440	$503,536	$(143,904)
Employer contributions	—	18,461
Interest cost	16,923	—
Actual return on plan assets	—	86,081
Benefits paid	(20,769)	(20,769)
Actuarial (gain) loss	79,485	—
Currency translation	21,324	17,087
Fair Value at December 28, 2019	$744,403	$604,396	$(140,007)

    Changes in the PBO and fair value of plan assets for the pension plan for the period from December 28, 2019 to December 26, 2020 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 28, 2019	$744,403	$604,396	$(140,007)
Employer contributions	—	35,399
Interest cost	12,954	—
Prior service costs - GMP equalization	949	—
Actual return on plan assets	—	89,988
Benefits paid	(18,212)	(18,212)
Actuarial (gain) loss	87,855	—
Currency translation	32,224	30,079
Fair Value at December 26, 2020	$860,173	$741,650	$(118,523)
Actuarial loss that increased the projected benefit obligation was driven by a decrease in 2020 discount rates from 2.05% to 1.40%.
Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 26, 2020 and December 28, 2019 consisted of actuarial gains (losses):

Balance December 29, 2018	$(130,188)
Actuarial gain (loss)	(10,839)
Currency translation gain (loss)	(2,699)
Balance December 28, 2019	(143,726)
Actuarial gain (loss)	(16,731)
Prior service costs - GMP equalization	(814)
Currency translation gain (loss)	(3,987)
Balance December 26, 2020	$(165,258)

Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 26, 2020 and December 28, 2019 were as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

Percentages	2020	2019
Discount rate	1.40%	2.05%
Salary increase	N/A	N/A
CPI inflation	2.00%	2.15%
RPI inflation	2.90%	3.05%
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
The components of the net periodic pension expense for the fiscal years ended December 26, 2020 and December 28, 2019 were as follows:

	2020	2019
Net Periodic Benefit Cost:
Interest cost	$12,954	$16,923
Expected return on plan assets	(23,215)	(20,000)
Amortization of prior service cost	513	513
Amortization of actuarial loss	2,437	2,051
Net periodic benefit expense (benefit)	$(7,311)	$(513)
    Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2020 and 2019:

Percentages	2020	2019
Discount rate	2.05%	2.90%
Expected return on plan assets	4.18%	4.25%
CPI Inflation	2.15%	2.20%
RPI Inflation	3.05%	3.30%
The discount rate is based on the yields of AA-rated corporate bonds with durational periods similar to that of the pension liabilities. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The expected return of plan assets decreased from 4.18% to 3.96% for 2021 as the projected returns on the corporate bond plan assets is expected to decrease. Inflation is based on expected changes in the consumer price index or the retail price index in the U.K. depending on the relevant plan provisions.
Cash Contributions
The Company completed negotiations with Plan trustees in 2019 regarding annual funding for the Plan. The annual contributions into the Plan are $17,765 (/£13,100) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,763 (/£1,300) per annum. In December 2020, the Company made its required 2021 annual contribution in addition to the required 2020 annual contribution that was made earlier in fiscal 2020.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Benefit Payments
The following table details expected pension benefit payments for the years 2021 through 2030:

2021	$19,935
2022	20,477
2023	21,155
2024	21,698
2025	22,376
Years 2026 - 2030	122,727

Asset Allocation Strategy
The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of
•Long-term fixed‑income securities that are investment grade or government‑backed in nature;
•Common stock mutual funds in U.K. and non-U.K. companies, and;
•Diversified growth funds, which are invested in a number of investments, including common stock, fixed income funds, properties and commodities.
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
The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 26, 2020.
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
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
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
    At December 26, 2020 and December 28, 2019, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2020	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$31,935	$—	$—	$31,935
Corporate stock	—	—	—	—
Total plan net assets at fair value	$31,935	$—	$—	$31,935
Plan assets at NAV:
Leveraged inflation-linked gilt funds				171,013
Corporate bonds				115,577
Corporate stock				309,987
Secured income asset funds				113,138
Total plan assets at NAV				709,715
Total plan assets				$741,650

December 31, 2019	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$38,388	$—	$—	$38,388
Corporate stock	—	—	—	—
Total plan net assets at fair value	$38,388	$—	$—	$38,388
Plan assets at NAV:
Leveraged inflation-linked gilt funds				123,637
Corporate bonds				97,638
Corporate stock				234,612
Secured income asset funds				110,121
Total plan assets at NAV				566,008
Total plan assets				$604,396

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(20) LEASES
    The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at December 26, 2020 have remaining lease terms of one year to fifteen years, some of which include options to extend leases for up to five years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets. Commencing in 2021, the Company has an operating lease with first year annual cash expense of approximately $4,000 that will increase 2% annually over the 25 year term.

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

    Lease cost and other information related to the Company's operating leases at December 26, 2020 and December 28, 2019 are as follows:

	Fifty-Two weeks ended December 26, 2020	Fifty-Two weeks ended December 28, 2019
Operating lease cost	$23,976	$24,073

Operating cash outflows from operating leases	$25,390	$24,835
ROU assets obtained in exchange for lease obligations	$6,131	$13,474
Weighted average remaining lease term	11 years	10 years
Weighted average discount rate	3.5%	3.8%

    Operating lease cost includes approximately $2,500 for short-term lease costs and approximately $2,000 for variable lease payments in 2020 and 2019.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

    Supplemental balance sheet information related to operating leases as of December 26, 2020 and December 28, 2019 is as follows:

	Classification	December 26, 2020	December 28, 2019
Operating lease assets	Other assets	$77,566	$86,998

Operating lease short-term liabilities	Accrued expenses	14,658	15,226
Operating lease long-term liabilities	Operating lease liabilities	80,202	85,817
Total lease liabilities		$94,860	$101,043

    Minimum lease payments under operating leases expiring subsequent to December 26, 2020 are as follows:

Fiscal year ending:
2021	$17,941
2022	14,389
2023	11,097
2024	9,476
2025	9,095
Subsequent	52,383
Total minimum lease payments	$114,381
Less: Interest	$19,521
Present value of minimum lease payments	$94,860

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
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

Reportable segments are as follows:

ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered poles, towers, and components for lighting, transportation, and wireless communication markets, including integrated structure solutions for smart cities, and engineered access systems;
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for utility markets, including transmission, distribution, and substation products, and renewable energy generation equipment;

COATINGS: This segment consists of global galvanizing, painting and anodizing services to preserve and protect metal products; and

IRRIGATION: This segment consists of the global manufacture of agricultural irrigation equipment, parts, services, tubular products, and advanced technology solutions for water management and precision agriculture.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
Summary by Business

	2020	2019	2018
SALES:
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$717,216	$708,853	$706,582
Communication Products	190,203	188,912	149,817
Access Systems	88,421	114,525	130,481
Engineered Support Structures segment	995,840	1,012,290	986,880
Utility Support Structures segment:
Steel	635,220	630,892	637,979
Concrete	160,544	122,032	111,875
Engineered Solar Tracker Solutions	86,382	47,450	16,760
Offshore and Other Complex Steel Structures	120,063	90,206	92,559
Utility Support Structures segment	1,002,209	890,580	859,173
Coatings segment	345,312	367,835	353,351
Irrigation segment:
North America	378,424	378,613	386,683
International	267,407	206,583	246,983
Irrigation segment	645,831	585,196	633,666
Other	—	—	23,080
Total	2,989,192	2,855,901	2,856,150
INTERSEGMENT SALES:
Engineered Support Structures	12,317	10,214	19,522
Utility Support Structures	71	4,972	3,967
Coatings	75,710	67,195	66,612
Irrigation	5,739	6,544	8,905
Total	93,837	88,925	99,006
NET SALES:
Engineered Support Structures segment	983,523	1,002,076	967,358
Utility Support Structures segment	1,002,138	885,608	855,206
Coatings segment	269,602	300,640	286,739
Irrigation segment	640,092	578,652	624,761
Other	—	—	23,080
Total	$2,895,355	$2,766,976	$2,757,144

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	2020	2019	2018
OPERATING INCOME (LOSS):
Engineered Support Structures	$65,342	$65,627	$34,776
Utility Support Structures	100,855	87,788	64,766
Coatings	42,975	51,008	55,325
Irrigation	83,046	71,687	97,722
Other	—	—	(913)
Corporate	(66,265)	(48,205)	(39,504)
Total	225,953	227,905	212,172
Interest expense, net	(38,701)	(36,211)	(39,569)
Costs associated with refinancing of debt	—	—	(14,820)
Loss from divestiture of grinding media business	—	—	(6,084)
Other	5,516	8,164	1,634
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$192,768	$199,858	$153,333

TOTAL ASSETS:
Engineered Support Structures	$932,565	$944,428	$868,336
Utility Support Structures	778,127	742,194	700,915
Coatings	360,594	363,070	294,951
Irrigation	465,322	347,887	347,894
Corporate	416,552	409,637	371,798
Total	$2,953,160	$2,807,216	$2,583,894

CAPITAL EXPENDITURES:
Engineered Support Structures	$24,447	$25,344	$26,783
Utility Support Structures	34,495	26,306	17,442
Coatings	22,132	23,610	10,320
Irrigation	16,740	15,644	7,249
Other	—	—	7
Corporate	8,886	6,521	10,184
Total	$106,700	$97,425	$71,985

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)

	2020	2019	2018
DEPRECIATION AND AMORTIZATION:
Engineered Support Structures	$25,399	$26,280	$27,274
Utility Support Structures	23,641	23,779	23,618
Coatings	15,793	15,907	15,956
Irrigation	12,098	10,943	11,335
Other	—	—	775
Corporate	5,961	5,355	3,869
Total	$82,892	$82,264	$82,827
Summary by Geographical Area by Location of Valmont Facilities:

	2020	2019	2018
NET SALES:
United States	$1,919,136	$1,872,840	$1,771,390
Australia	252,253	255,271	325,553
Denmark	120,063	90,206	92,559
Other	603,903	548,659	567,642
Total	$2,895,355	$2,766,976	$2,757,144

LONG-LIVED ASSETS:
United States	$748,886	$753,545	$624,143
Australia	179,673	193,029	168,438
Denmark	61,546	58,435	64,497
Other	408,430	369,983	332,556
Total	$1,398,535	$1,374,992	$1,189,634
No single customer accounted for more than 10% of net sales in 2020, 2019, or 2018. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the Company. Australia accounted for approximately 9% of the Company's net sales in 2020; no other foreign country accounted for more than 4% of the Company’s net sales.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 26, 2020
(Dollars in thousands, except per share amounts)
(22) QUARTERLY FINANCIAL DATA (Unaudited)

			Net Earnings
		Gross		Per Share			Stock Price		Dividends
	Net Sales	Profit	Amount	Basic		Diluted	High	Low	Declared
2020
First	$674,200	$186,249	$42,929	$2.00		$1.99	$154.86	$82.60	$0.450
Second (1)	688,808	183,937	22,607	1.06		1.06	128.37	98.93	0.450
Third (2)	733,970	190,747	39,342	1.85		1.84	134.58	108.15	0.450
Fourth (3)	798,377	204,581	35,815	1.69		1.68	176.62	119.88	0.450
Year	$2,895,355	$765,514	$140,693	$6.60		$6.57	$176.62	$82.60	$1.80
2019
First	$692,139	$164,627	$36,104	$1.65	1	$1.64	$139.50	$107.43	$0.375
Second	700,871	178,176	39,719	1.83		1.82	136.75	112.94	0.375
Third	690,340	173,287	38,045	1.76		1.75	146.46	123.74	0.375
Fourth	683,626	166,591	32,540	1.52		1.51	151.46	123.80	0.375
Year	$2,766,976	$682,681	$146,408	$6.76		$6.73	$151.46	$107.43	$1.50
Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
_______________________________
(1)     The second quarter of 2020 included an impairment of goodwill and intangible assets totaling $16,220 after-tax ($0.76 per share) and certain restructuring expenses of $4,019 after-tax ($0.19 per share).

(2) The third quarter of 2020 included certain restructuring expenses of $2,133 after-tax ($0.10 per share).

(3)     The fourth quarter of 2020 included certain restructuring expenses of $11,041 after-tax ($0.52 per share).

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 26, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update 2016-02, Leases, effective December 30, 2018, and the Company’s election to change its method of accounting for certain inventories to the first-in, first-out method on December 29, 2019.

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

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 24, 2021

ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 26, 2020. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, "Board Committees", “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, "Pay Ratio Information", “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2020”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised in Fiscal 2020”, “Nonqualified Deferred Compensation”, “Director Compensation”, and “Potential Payments Upon Termination or Change-in-Control” in the Proxy Statement.
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
(3)    Index to Exhibits
    See exhibits listed under Part B below.

Schedule II

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at beginning of period	Charged to profit and loss	Currency Translation Adjustment	Deductions from reserves*	Balance at close of period
Fifty-two weeks ended December 26, 2020
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$9,548	7,957	260	(1,813)	$15,952
Allowance for deferred income tax asset valuation	35,215	11,450	1,064	(3,278)	44,451
Fifty-two weeks ended December 28, 2019
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$8,277	2,543	(76)	(1,196)	$9,548
Allowance for deferred income tax asset valuation	33,228	4,141	(296)	(1,858)	35,215
Fifty-two weeks ended December 29, 2018
Reserve deducted in balance sheet from the asset to which it applies—
Allowance for doubtful receivables	$9,813	994	(365)	(2,165)	$8,277
Allowance for deferred income tax asset valuation	27,864	10,769	(384)	(5,021)	33,228
______________________________________________
*    The deductions from reserves are net of recoveries.

(b)    Exhibits

Exhibit 3.1	—	The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and is incorporated herein (Commission file number 001-31429) by reference.

Exhibit 4.1	—	First Amended and Restated Credit Agreement, dated as of October 18, 2017, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated October 18, 2017 and is incorporated herein by reference.

Exhibit 4.2	—	Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.3	—	First Supplemental Indenture, dated as of April 12, 2010, to indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.4	—	Second Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.5	—	Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.6	—
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. This document was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 28, 2019 and is incorporated herein by this reference.

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

Exhibit 22.1
List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2020 and is incorporated herein by reference.

Exhibit 23*	—	Consent of Deloitte & Touche LLP.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 101	—	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit 104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2021.

Valmont Industries, Inc.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. KANIEWSKI	Director, President and Chief Executive Officer (Principal Executive Officer)	2/24/2021
Stephen G. Kaniewski

/s/ AVNER M. APPLBAUM	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/24/2021
Avner M. Applbaum

/s/ TIMOTHY P. FRANCIS	Senior Vice President and Controller (Principal Accounting Officer)	2/24/2021
Timothy P. Francis

Mogens C. Bay*	Daniel P. Neary*
K.R. den Daas*	Catherine J. Paglia*
Ritu C. Favre*	Clark T. Randt, Jr.*
Theo W. Freye*	Joan Robinson-Berry*
Richard A. Lanoha*	Walter Scott, Jr.*
James B. Milliken*
______________________________________________
*    Stephen G. Kaniewski, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this 24th day of February, 2021. A Power of Attorney authorizing Stephen G. Kaniewski to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski Attorney-in-Fact