Form 10-Q
period 2021-03-27
VALMONT INDUSTRIES INC
filed 2021-04-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
or
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
21,249,279
Outstanding shares of common stock as of April 22, 2021

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
Product sales	$694,965	$598,909
Services sales	79,921	75,291
Net sales	774,886	674,200
Product cost of sales	518,634	438,788
Services cost of sales	51,698	49,163
Total cost of sales	570,332	487,951
Gross profit	204,554	186,249
Selling, general and administrative expenses	127,343	119,354
Operating income	77,211	66,895
Other income (expenses):
Interest expense	(9,999)	(10,014)
Interest income	311	1,043
Loss on investments (unrealized)	(109)	(2,308)
Other	3,449	1,810
	(6,348)	(9,469)
Earnings before income taxes	70,863	57,426
Income tax expense:
Current	8,547	6,309
Deferred	6,955	8,177
	15,502	14,486
Earnings before equity in earnings of nonconsolidated subsidiaries	55,361	42,940
Equity in loss of nonconsolidated subsidiaries	(360)	(219)
Net earnings	55,001	42,721
Less: loss attributable to noncontrolling interests	13	208
Net earnings attributable to Valmont Industries, Inc.	$55,014	$42,929
Earnings per share:
Basic	$2.60	$2.00
Diluted	$2.57	$1.99

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 27, 2021	March 28, 2020
Net earnings	55,001	42,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(12,633)	(49,381)
Gain (loss) on hedging activities:
Net investment hedges	—	8,711
Cash flow hedges	22	443
Amortization cost included in interest expense	(16)	(16)
Commodity hedges	9,946	—
Cross currency swaps	3,606	6,302
Defined Benefit Pension Plan:
Actuarial gain (loss)	832	—
Other comprehensive income (loss)	1,757	(33,941)
Comprehensive income	56,758	8,780
Comprehensive loss (income) attributable to noncontrolling interests	486	(297)
Comprehensive income attributable to Valmont Industries, Inc.	$57,244	$8,483

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$391,458	$400,726
Receivables, net	491,383	511,714
Inventories	512,924	448,941
Contract assets	117,539	123,495
Prepaid expenses and other assets	89,522	59,804
Refundable income taxes	4,810	9,945
Total current assets	1,607,636	1,554,625
Property, plant and equipment, at cost	1,354,433	1,341,380
Less accumulated depreciation and amortization	749,079	743,653
Net property, plant and equipment	605,354	597,727
Goodwill	429,927	430,322
Other intangible assets, net	161,539	167,193
Other assets	203,620	203,293
Total assets	$3,008,076	$2,953,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,147	$2,748
Notes payable to banks	38,182	35,147
Accounts payable	289,110	268,099
Accrued employee compensation and benefits	85,932	137,939
Contract liabilities	150,068	130,018
Other accrued expenses	100,245	89,796
Dividends payable	10,625	9,556
Total current liabilities	679,309	673,303
Deferred income taxes	48,419	41,689
Long-term debt, excluding current installments	729,589	728,431
Defined benefit pension liability	115,869	118,523
Operating lease liabilities	78,004	80,202
Deferred compensation	45,513	44,519
Other noncurrent liabilities	61,271	58,657
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	—	335
Retained earnings	2,282,355	2,245,035
Accumulated other comprehensive loss	(307,556)	(309,786)
Treasury stock	(777,885)	(781,422)
Total Valmont Industries, Inc. shareholders’ equity	1,224,814	1,182,062
Noncontrolling interest in consolidated subsidiaries	25,288	25,774
Total shareholders’ equity	1,250,102	1,207,836
Total liabilities and shareholders’ equity	$3,008,076	$2,953,160

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net earnings	$55,001	$42,721
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	21,031	20,343
Noncash loss (gain) on trading securities	—	32
Stock-based compensation	4,671	3,325
Defined benefit pension plan benefit	(3,676)	(1,763)
Contribution to defined benefit pension plan	(964)	(17,039)
Loss on sale of property, plant and equipment	60	53
Equity in loss in nonconsolidated subsidiaries	360	219
Deferred income taxes	6,955	8,177
Changes in assets and liabilities:
Receivables	16,044	(27,116)
Inventories	(67,386)	(8,674)
Prepaid expenses and other assets (current and non-current)	(22,514)	(10,149)
Contract assets	5,118	(3,933)
Accounts payable	24,605	13,880
Accrued expenses	(35,559)	5,716
Contract liabilities	20,051	33,089
Other noncurrent liabilities	4,215	(2,971)
Income taxes payable/refundable	5,141	6,442
Net cash flows from operating activities	33,153	62,352
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,565)	(23,580)
Proceeds from sale of assets	204	684
Acquisitions, net of cash acquired	—	(8,804)
Other, net	(1,947)	(1,436)
Net cash flows from investing activities	(29,308)	(33,136)
Cash flows from financing activities:
Proceeds from short-term agreements	14,734	3,751
Payments on short-term agreements	(10,759)	(5,193)
Proceeds from long-term borrowings	4,181	10,000
Principal payments on long-term borrowings	(712)	(188)
Dividends paid	(9,556)	(8,079)
Dividends to noncontrolling interest	—	(5,342)
Purchase of noncontrolling interest	—	(53,534)
Purchase of treasury shares	(11,131)	(20,481)
Proceeds from exercises under stock plans	19,318	60
Purchase of common treasury shares—stock plan exercises	(16,725)	(3)
Net cash flows from financing activities	(10,650)	(79,009)
Effect of exchange rate changes on cash and cash equivalents	(2,463)	(9,104)
Net change in cash and cash equivalents	(9,268)	(58,897)
Cash and cash equivalents—beginning of year	400,726	353,542
Cash and cash equivalents—end of period	$391,458	$294,645

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 28, 2019	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	42,929	—	—	(208)	42,721
Other comprehensive income (loss)	—	—	—	(34,446)	—	505	(33,941)
Cash dividends declared ($0.45 per share)	—	—	(9,625)	—	—	—	(9,625)
Dividends to noncontrolling interests	—	—	—	—	—	(5,342)	(5,342)
Purchase of noncontrolling interest	—	—	(38,686)	—	—	(19,243)	(57,929)
Addition of noncontrolling interest	—	—	—	—	—	1,600	1,600
Purchase of treasury shares; 190,491 shares acquired	—	—	—	—	(20,481)	—	(20,481)
Stock plan exercises; 23 shares acquired	—	—	—	—	(3)	—	(3)
Stock options exercised; 1,166 shares issued	—	(3,011)	2,909	—	162	—	60
Stock option expense	—	611	—	—	—	—	611
Stock awards; 2,500 shares issued	—	2,400	—	—	314	—	2,714
Balance at March 28, 2020	$27,900	$—	$2,171,329	$(347,868)	$(763,950)	$22,719	$1,110,130
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	55,014	—	—	(13)	55,001
Other comprehensive income (loss)	—	—	—	2,230	—	(473)	1,757
Cash dividends declared ($0.50 per share)	—	—	(10,625)	—	—	—	(10,625)
Purchase of treasury shares; 50,147 shares acquired	—	—	—	—	(11,131)	—	(11,131)
Stock plan exercises; 70,485 shares issued	—	—	—	—	(16,725)	—	(16,725)
Stock options exercised; 142,878 shares issued	—	(4,600)	(7,069)	—	30,987	—	19,318
Stock option expense	—	648	—	—	—	—	648
Stock awards; 2,709 shares issued	—	3,617	—	—	406	—	4,023
Balance at March 27, 2021	$27,900	$—	$2,282,355	$(307,556)	$(777,885)	$25,288	$1,250,102

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 27, 2021, the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders' Equity for the thirteen weeks ended March 27, 2021 and March 28, 2020, have been prepared by Valmont Industries Inc. (the Company), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 27, 2021 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The results of operations for the period ended March 27, 2021 are not necessarily indicative of the operating results for the full year.
    Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	March 27, 2021	December 26, 2020
Raw materials and purchased parts	$185,995	$155,512
Work-in-process	36,916	33,632
Finished goods and manufactured goods	290,013	259,797
Total Inventory	$512,924	$448,941

Income Taxes
Earnings before income taxes for the thirteen weeks ended March 27, 2021 and March 28, 2020, were as follows:

	Thirteen weeks ended
	2021	2020
United States	$51,155	$53,500
Foreign	19,708	3,926
	$70,863	$57,426

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 27, 2021 and March 28, 2020 were as follows:

	Thirteen weeks ended
Net periodic (benefit) expense:	2021	2020
Interest cost	$2,497	$3,124
Expected return on plan assets	(7,005)	(5,598)
Amortization of actuarial loss	832	711
Net periodic (benefit) expense	$(3,676)	$(1,763)

    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At March 27, 2021, 748,372 shares of common stock remained available for issuance under the plans.
    Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the grant's fifth anniversary. Expiration of grants is seven years to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant.
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively, were as follows:

	Thirteen weeks ended
	2021	2020
Compensation expense	$4,671	$3,325
Income tax benefits	1,168	831
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at March 27, 2021 of $35,874 ($35,125 at December 26, 2020) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $197 and $202 as of March 27, 2021 and December 26, 2020, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value March 27, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$36,071	$36,071	$—	$—
Derivative financial instruments, net	8,849	—	8,849	—

		Fair Value Measurement Using:
	Carrying Value December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$35,327	$35,327	$—	$—
Liabilities:
Derivative financial instruments, net	(5,911)	—	(5,911)	—

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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 27, 2021 and December 26, 2020:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(213,064)	$15,550	$(112,272)	$(309,786)
Current-period comprehensive income (loss)	(12,160)	13,558	832	2,230
Balance at March 27, 2021	$(225,224)	$29,108	$(111,440)	$(307,556)

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
    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen weeks ended March 27, 2021 and March 28, 2020 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended March 27, 2021	Thirteen weeks ended March 27, 2021	Thirteen weeks ended March 28, 2020	Thirteen weeks ended March 28, 2020
Utility Support Structures	$6,294	$246,404	$8,924	$214,024
Engineered Support Structures	213,846	8,310	215,879	11,487
Coatings	71,591	—	68,590	—
Irrigation	224,637	3,804	151,742	3,554
Total	$516,368	$258,518	$445,135	$229,065

The Company's contract asset as of March 27, 2021 and December 26, 2020 was $117,539 and $123,495,
respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

    At March 27, 2021 and December 26, 2020, contract liabilities were $194,427 and $170,919, respectively. At March 2021, $150,068 is recorded as contract liabilities and $44,359 is recorded as other noncurrent liabilities on the condensed consolidated balance sheets. During the thirteen weeks ended March 27, 2021, the Company recognized $38,102 of revenue that was included in the liability as of December 26, 2020. In the thirteen weeks ended March 28, 2020, the Company recognized $18,240 of revenue that was included in the liability as of December 28, 2019. The revenue recognized was due to applying advance payments received for performance obligations completed during the period. At March 27, 2021, the Company had $44,359 or remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

Recently Adopted Accounting Pronouncements

    In December 2019, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification (ASC) 740. The Company adopted this standard on the first day of fiscal 2021 and it did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements (not yet adopted)

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. The Company has not used any of the accommodations to date, but may use them up until December 31, 2022.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS
    On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price is contingent on seller representations and warranties that will be settled in the second quarter of 2021. Solbras is a leading provider of solar energy solutions for agriculture. In the purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The acquisition of Solbras, located in Brazil, allows the Company to expand its product offerings in the Irrigation segment to include not only pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company finalized the purchase price allocation in the fourth quarter of 2020.
On March 6, 2020, the Company acquired 75% of KC Utility Packaging, LLC for $4,200. Approximately $400 of the purchase price was contingent on seller representations and warranties and was settled for the full amount in the first quarter of 2021. The Company name was subsequently changed to Valmont Substations LLC. The acquisition was made to expand the Company's utility substation product offering. In the purchase price allocation, goodwill of $1,100, customer relationships of $4,000, and other intangibles of $500 were recorded. The Company finalized the purchase price allocation in the fourth quarter of 2020.
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

(3) RESTRUCTURING ACTIVITIES
    In 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility and restructuring activities were completed by the end of 2020. The Company recorded restructuring expenses in cost of sales and selling, general, and administrative expenses of $6,737 and $16,412, respectively.
    Liabilities recorded for the restructuring plans were as follows:

	Balance at December 26, 2020	Costs Paid or Otherwise Settled	Balance at March 27, 2021
Severance	$12,660	$(12,660)	$—
Other cash restructuring expenses	—	—	—
Total	$12,660	$(12,660)	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 27, 2021 and December 26, 2020 were as follows:

	March 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,388	$160,088	13 years
Patents & Proprietary Technology	25,823	8,642	14 years
Other	7,484	7,211	4 years
	$270,695	$175,941

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,232	$155,760	13 years
Patents & Proprietary Technology	26,208	8,301	14 years
Other	7,602	6,786	4 years
	$271,042	$170,847
Amortization expense for intangible assets for the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively was as follows:

Thirteen weeks ended
2021	2020
$4,232	$4,593
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2021	$15,976
2022	13,337
2023	11,503
2024	9,587
2025	8,153
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at March 27, 2021 and December 26, 2020 are as follows:

	March 27, 2021	December 26, 2020	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,104	7,972	2010
Convert Italia S.p.A	8,845	9,137	2018
Valmont SM	8,443	8,720	2014
Ingal EPS/Ingal Civil Products	7,857	7,730	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	14,925	14,828	Various
	$66,785	$66,998

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
Goodwill
The carrying amount of goodwill by segment as of March 27, 2021 and December 26, 2020 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 26, 2020	$232,323	$135,335	$94,309	$30,177	$492,144
Accumulated impairment losses	(31,245)	(14,355)	(16,222)	—	(61,822)
Balance at December 26, 2020	201,078	120,980	78,087	30,177	430,322
Foreign currency translation	1,204	(1,438)	207	(368)	(395)
Balance at March 27, 2021	$202,282	$119,542	$78,294	$29,809	$429,927

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
(5) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended March 27, 2021 and March 28, 2020 were as follows:

	2021	2020
Interest	$111	$179
Income taxes	3,347	1,590
(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 27, 2021:
Net earnings attributable to Valmont Industries, Inc.	$55,014	$—	$55,014
Weighted average shares outstanding (000's)	21,179	250	21,429
Per share amount	$2.60	$(0.03)	$2.57
Thirteen weeks ended March 28, 2020:
Net earnings attributable to Valmont Industries, Inc.	$42,929	$—	$42,929
Weighted average shares outstanding (000's)	21,453	96	21,549
Per share amount	$2.00	$(0.01)	$1.99

    At March 27, 2021 and March 28, 2020, there were 0 and 302,899 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
    Fair value of derivative instruments at March 27, 2021 and December 26, 2020 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	March 27, 2021	December 26, 2020
Commodity forward contracts	Prepaid expenses and other assets	9,946	—
Foreign currency forward contracts	Prepaid expenses and other assets	19	$724
Cross currency swap contracts	Prepaid expenses and other assets	1,311	600
Cross currency swap contracts	Accrued expenses	(2,427)	(7,235)
		8,849	(5,911)
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen weeks ended March 27, 2021 and March 28, 2020 are as follows:

		Thirteen weeks ended
	Statements of earnings location	March 27, 2021	March 28, 2020
Foreign currency forward contracts	Other income	(218)	123
Foreign currency forward contracts	Product sales	—	53
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross currency swap contracts	Interest expense	711	743
		$477	$903

Cash Flow Hedges
    In the first quarter of 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts have a notional amount of $23,801 for the total purchase of 30,500 short tons from May to December 2021. The gain/(loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
    In May 2020, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contract, which qualifies as a cash flow hedge, matured in December 2020 and a had notional amount to buy 4,500 euros in exchange for a stated amount of Brazilian Real. In March 2020, a subsidiary with a Euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a cash flow hedge, has a final maturity date of June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of Euros.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

    Net Investment Hedges
    In the second quarter of 2020, the Company early settled their Australian dollar denominated forward currency contracts and received proceeds of $11,983. The proceeds/gain from these settlements (net of tax) will remain in Other Comprehensive Income (OCI) until either the sale or substantially complete liquidation of the related subsidiaries.
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

Reportable segments are as follows:

    UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel and concrete structures for the utility markets, including transmission, distribution, substations, and renewable energy generation equipment;
    ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered poles, towers, and components for lighting, traffic, and wireless communication markets, including integrated structure solutions for smart cities, and engineered access systems;

    COATINGS: This segment consists of global galvanizing, painting, and anodizing services to preserve and protect metal products; and
    IRRIGATION: This segment consists of the global manufacture of agricultural irrigation equipment, parts, services and tubular products, and advanced technology solutions for water management solutions and precision agriculture.
    The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended
	March 27, 2021	March 28, 2020
SALES:
Utility Support Structures segment:
Steel	168,497	166,531
Concrete	40,383	35,785
Engineered Solar Tracker Solutions	6,294	8,924
Offshore and Other Complex Steel Structures	37,959	14,221
Utility Support Structures segment	253,133	225,461
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$153,870	$171,987
Communication Products	46,079	38,196
Access Systems	22,378	20,559
Engineered Support Structures segment	222,327	230,742
Coatings segment	93,288	88,085
Irrigation segment:
North America	122,751	106,560
International	106,913	50,160
Irrigation segment	229,664	156,720
Total	798,412	701,008
INTERSEGMENT SALES:
Utility Support Structures segment	435	2,513
Engineered Support Structures segment	171	3,376
Coatings segment	21,697	19,495
Irrigation segment	1,223	1,424
Total	23,526	26,808
NET SALES:
Utility Support Structures segment	252,698	222,948
Engineered Support Structures segment	222,156	227,366
Coatings segment	71,591	68,590
Irrigation segment	228,441	155,296
Total	$774,886	$674,200

OPERATING INCOME:
Utility Support Structures segment	21,652	27,724
Engineered Support Structures segment	$19,925	$15,931
Coatings segment	12,872	11,054
Irrigation segment	38,748	23,663
Corporate	(15,986)	(11,477)
Total	$77,211	$66,895

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
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 8 of our condensed consolidated financial statements for additional information on segment sales and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended
	March 27, 2021	March 28, 2020	% Incr. (Decr.)
Consolidated
Net sales	$774.9	$674.2	14.9%
Gross profit	204.6	186.2	9.9%
as a percent of sales	26.4%	27.6%
SG&A expense (1)	127.3	119.3	6.7%
as a percent of sales	16.4%	17.7%
Operating income	77.2	66.9	15.4%
as a percent of sales	10.0%	9.9%
Net interest expense	9.7	9.0	7.8%
Effective tax rate	21.9%	25.2%
Net earnings	$55.0	$42.9	28.2%
Diluted earnings per share	$2.57	$1.99	29.1%
Utility Support Structures (Utility)
Net sales	$252.7	$222.9	13.4%
Gross profit	48.6	53.5	(9.2)%
SG&A expense	26.9	25.8	4.3%
Operating income	21.7	27.7	(21.7)%
Engineered Support Structures (ESS)
Net sales	$222.2	$227.4	(2.3)%
Gross profit	63.9	61.7	3.6%
SG&A expense	44.0	45.8	(3.9)%
Operating income	19.9	15.9	25.2%
Coatings
Net sales	$71.6	$68.6	4.4%
Gross profit	23.2	21.8	6.4%
SG&A expense	10.3	10.7	(3.7)%
Operating income	12.9	11.1	16.2%
Irrigation
Net sales	$228.4	$155.3	47.1%
Gross profit	68.9	49.2	40.0%
SG&A expense	30.2	25.5	18.4%
Operating income	38.7	23.7	63.3%
Net corporate expense
SG&A	$16.0	$11.5	39.1%
Operating loss	(16.0)	(11.5)	(39.1)%

Overview
On a consolidated basis, net sales were higher in the first quarter of 2021, as compared to the same period in 2020, due to higher sales in the Irrigation, Utility, and Coatings segments that was partially offset by lower sales in ESS segment. The change in net sales in the first quarter of fiscal 2021, as compared with the same period in 2020, is as follows:

	First quarter
	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$674.2	$222.9	$227.4	$68.6	$155.3
Volume	67.8	31.5	(19.2)	(3.4)	58.9
Pricing/mix	18.3	(5.7)	5.4	3.1	15.5
Acquisition/(divestiture)	7.0	2.2	—	—	4.8
Currency translation	7.6	1.8	8.6	3.3	(6.1)
Sales - 2021	$774.9	$252.7	$222.2	$71.6	$228.4

Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Average steel prices for both hot rolled coil and plate were higher in North America in the first quarter of 2021, as compared to 2020, contributing to higher cost of sales and lower gross profit margin.

    The Company acquired the following businesses:

•KC Utility Packaging ("Valmont Substation") in the first quarter of 2020, a provider of engineering, design, and packaging services in the substation market (Utility).
•Energia Solar Do Brasil ("Solbras") in the second quarter of 2020, a leading provider of solar energy solutions for agriculture (Irrigation).

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. All our manufacturing facilities are open and fully operational as of March 27, 2021. Our manufacturing facilities in Argentina, France, Malaysia, New Zealand, Philippines, and South Africa were temporarily closed for part of the first half of 2020 due to government mandates. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated $33.2 million of cash flows from operating activities during the first quarter of 2021. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.

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

Backlog

The backlog of unshipped orders at March 27, 2021 was approximately $1.3 billion compared with approximately $1.1 billion at December 26, 2020. The increase is primarily attributed to the receipt of two additional purchase orders totaling approximately $220 million for a large Utility project in North America. We expect the backlog to be fulfilled within the subsequent 12 months with the exception of these new $220 million Utility orders.

Currency Translation

    In the first quarter of 2021, we realized an decrease in operating profit, as compared with 2020, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Utility	ESS	Coatings	Irrigation	Corporate
First quarter	$(0.8)	$(0.4)	$—	$0.5	$(0.7)	$(0.2)

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was lower in the first quarter of 2021, as compared with the same period in 2020, due to higher raw material costs across the Company and a change in sales mix. In the first quarter of 2021 as compared to 2020, gross profit was higher for all operating segments except the Utility segment.
    SG&A expenses increased in the first quarter of 2021 as compared to first quarter of 2020. The increase was due to higher SG&A deferred compensation expense (offset by a decrease of the same amount in other expense), foreign currency translation effects, and expenses from the acquisition of Solbras and Valmont Substation.

    In the first quarter of 2021, as compared to the first quarter of 2020, operating income was higher in the Irrigation, ESS, and Coatings segments and lower in the Utility segment. The increase in consolidated operating income in the first quarter is primarily attributed to higher irrigation sales volumes.

Net Interest Expense and Debt

    Interest expense in the first quarter of 2021 approximated the amount recognized in 2020. Interest income was lower in the first quarter of 2021, as compared to 2020, due to lower interest rates on cash equivalents.

Other Income/Expenses

    The change in other income/expenses in the first quarter of 2021, as compared to 2020, was due to the change in valuation of deferred compensation assets which resulted in lower other expense of $2.2 million. This amount is shown as "Loss on investments (unrealized)" on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

    Our effective income tax rate in the first quarter of 2021 was 21.9%, compared to 25.2% in the first quarter of 2020. The lower tax rate in the first quarter of 2021 is attributed to an incremental tax benefit driven by employee stock option exercises which did not occur in the first quarter of 2020.

    Earnings attributable to noncontrolling interests and equity in loss of nonconsolidated subsidiaries was consistent in the first quarter of 2021 as compared to 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $33.2 million in the first quarter of fiscal 2021, as compared with $62.4 million provided by operations in the first quarter of 2020. The decrease in operating cash flow in the first quarter of 2021, as compared with 2020, was due to an increase in inventory and a larger decrease of accrued employee compensation and benefits attributed to higher incentive payments in first quarter 2021 versus 2020.

Utility segment

    In the Utility segment, sales increased in the first quarter of 2021, as compared with 2020, due to an increase in volume for the offshore and other complex steel structures product line. In steel, sales were flat in the first quarter of 2021 as compared to 2020, as an increase in sales volume was offset by lower average selling pricing. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. This resulted in a decrease to the average selling prices for our steel utility structures product line for the first quarter of 2021, as compared with 2020.
    Offshore sales increased in the first quarter of 2021, as compared to 2020, due to a large increase in sales volumes in the first quarter and favorable foreign currency translation. Solar tracker solution sales decreased due to less large project work in the first quarter of 2021.
    Gross profit decreased in the first quarter of 2021, as compared to 2020, due to rapid steel cost inflation that could not be fully recovered through pricing actions for the steel structures product line. SG&A expense was higher in the first quarter of 2021, as compared with 2020, due to expenses from Valmont Substation (a recent acquisition) and foreign currency translation. The decrease in operating income for the first quarter 2021, as compared with 2020, is primarily due to the increase in the cost of steel that could not be fully recovered through pricing actions.
ESS segment
    Net sales were lower in the first quarter of 2021 as compared to 2020, driven by lower sales volumes. Lighting, traffic, and highway safety product sales were lower in the first quarter of 2021 as compared to 2020, while communication product and access systems sales were higher.
     Global lighting, traffic, and highway safety product sales in the first quarter of 2021 was lower by $18.1 million, as compared to the first quarter of 2020. Sales volumes decreased in North America in the first quarter of 2021, attributed to a slowdown in order volumes in the latter half of 2020 due to delays in government approval of the FAST Act extension impacted both funding and delayed construction projects. Europe sales of lighting and traffic products were unchanged compared to the first quarter of 2020. Lighting, traffic, and highway safety product sales in the Asia-Pacific region decreased in the first quarter of 2021, as compared to 2020, due to a slow start to the year in Australia and freight constraints out of China. Highway safety products sales declined as many highway projects across India continue to be delayed due to COVID-19.
Communication product line sales were higher by $7.9 million in the first quarter of 2021, as compared with the same period in 2020. In North America, communication product sales volumes increased in the first quarter of 2021 due to higher demand for communication structures and components. Communication product sales in Europe improved due to an increase in sales volumes in the U.K. and Asia-Pacific sales volumes. 5G deployments continue to increase market opportunities across all regions.
Access Systems product line net sales increased in the first quarter of 2021, as compared to 2020, by $1.8 million. The sales improvement can be primarily attributed to favorable currency translation effects.
Gross profit was higher in the first quarter of 2021, as compared to 2020, due to selling price management that expanded margin in a rising commodity cost environment for the telecommunications product lines and improved performance in the Access Systems business attributed to restructuring actions undertaken in 2020. SG&A spending was lower in the first quarter of 2021 versus 2020 due to lower travel costs (impacted by COVID-19), reduced compensation costs due in part to the U.S. early retirement program, and reduced sales commissions. Operating income increased in the first quarter of 2021 due to improved sales pricing and lower SG&A spending.
Coatings segment
    Coatings segment sales increased in the first quarter of 2021, as compared to the same period in 2020, due to higher sales pricing attributed to higher zinc costs, and favorable foreign currency translation. Sales were flat in North America in the first quarter of 2021, as compared to 2020. Sales price increases to counteract the higher cost of zinc were offset by lower sales volumes due to decreased industrial production attributed largely to the disruption from COVID-19 on certain customers. In Asia-Pacific region, sales improved in all regions due to higher volumes and favorable foreign currency translation. Sales pricing was lower in Australia due to customer mix.
    SG&A expense was slightly lower in the first quarter of 2021, as compared to 2020, due to lower travel expenses (related to COVID-19). Operating income was higher in the first quarter of 2021, compared to the same period in 2020, due to improved sales pricing and favorable foreign currency translation.
    Irrigation segment

    The increase in Irrigation segment net sales in the first quarter of 2021, as compared to 2020, is due to sales volume improvements for both the North America and international irrigation businesses. The Middle East drove the sales volume improvements for international irrigation, due to deliveries on the multi-year Egypt project. Brazil also had a strong quarter with improved sales volumes and the acquisition of Solbras in the second quarter of 2020, partially offset by unfavorable currency translation effects from a weaker Brazilian real. In North America, higher sales volumes for irrigation systems and parts were driven by improved agricultural commodity prices. Sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.
    SG&A was higher in the first quarter of 2021, as compared to 2020, due to approximately $2 million of higher product development expenses and compensation costs due to improved operating results. Operating income for the segment increased in 2021 due to improved global sales volumes.
    Net corporate expense
Corporate SG&A expense was higher in the first quarter of 2021, as compared to 2020. The increase is primarily due to the change in valuation of deferred compensation assets which resulted in higher expense of $2.2 million. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $928.3 million at March 27, 2021, as compared to $881.3 million at December 26, 2020. The increase in net working capital in 2021 is attributed to an increase in inventory balances. Cash flow provided by operations was $33.2 million in the first quarter of 2021, as compared with $62.4 million in the first quarter of 2020. The decrease in operating cash flows in 2021, as compared to 2020, was primarily the result of an increased inventory balance, higher incentive compensation payments, that was partially offset by lower pension contributions. The required 2021 pension contribution was made in the fourth quarter of 2020.
Investing Cash Flows- The decrease in investing cash outflows in the first quarter of 2021, as compared to 2020, can be attributed to no acquisitions occurring during 2021. Capital spending in the first quarter of fiscal 2021 was $27.6 million, as compared to $23.6 million for the same period in 2020. We expect our capital expenditures to be approximately $115 million for fiscal 2021.
Financing Cash Flows-Our total interest-bearing debt was $772.9 million at March 27, 2021 and $766.3 million at December 26, 2020. Financing cash outflows were $10.7 million and $79.0 million in the first quarter of 2021 and 2020, respectively. The decrease in financing cash outflows in the first quarter of 2021, as compared to 2020, was due primarily to the purchase of noncontrolling interests in fiscal 2020 that did not recur in 2021.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen weeks ended March 27, 2021 and March 28, 2020

	Thirteen weeks ended
Dollars in thousands	March 27, 2021	March 28, 2020
Net sales	$482,722	$467,680
Gross Profit	135,521	135,235
Operating income	52,966	59,134
Net earnings	31,028	36,325
Net earnings attributable to Valmont Industries, Inc.	31,022	36,325

Supplemental Combined Parent and Guarantors Financial Information
March 27, 2021 and December 26, 2020

Dollars in thousands	March 27, 2021	December 26, 2020
Current assets	$767,848	$738,437
Noncurrent assets	719,353	701,571
Current liabilities	313,556	321,979
Noncurrent liabilities	1,126,862	1,100,657
Noncontrolling interest in consolidated subsidiaries	1,744	1,738
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $96,359 and $88,309 at March 27, 2021 and December 26, 2020. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $276,216 and $262,935 at March 27, 2021 and December 26, 2020.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. Share repurchases were temporarily suspended at the end of the first quarter of 2020 until September 2020 as a precaution to preserve liquidity. We acquired 50,147 treasury shares for approximately $11.1 million under our share repurchase program during the first quarter of 2021. As of March 27, 2021, we have approximately $136.8 million open under this authorization to repurchase shares in the future.

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

Our debt financing at March 27, 2021 is primarily long-term debt consisting of:
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

    At March 27, 2021 and December 26, 2020, we had no outstanding borrowings under our revolving credit agreement. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At March 27, 2021, we had the ability to borrow $585.4 million under this facility, after consideration of standby letters of credit of $14.6 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $152.5 million, $114.5 million of which was unused at March 27, 2021.

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

    At March 27, 2021, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at March 27, 2021 were as follows (in 000's):

Interest-bearing debt	$772,918
Adjusted EBITDA-last four quarters	367,396
Leverage ratio	2.10

Adjusted EBITDA-last four quarters	$367,396
Interest expense-last four quarters	41,061
Interest earned ratio	8.95

The calculation of Adjusted EBITDA-last four quarters (March 29, 2020 through March 27, 2021) is as follows. The last four quarters information ended March 27, 2021 is calculated by taking the full fiscal year ended December 26, 2020, subtracting the first quarter ended March 28, 2020, and adding the first quarter ended March 27, 2021.

Net cash flows from operations	$287,095
Interest expense	41,061
Income tax expense	50,631
Impairment of property, plant and equipment	(3,751)
Impairment of goodwill and intangible assets	(16,638)
Change in investment	(7)
Deferred income tax benefit	2,619
Noncontrolling interest	(1,650)
Stock-based compensation	(16,220)
Pension plan expense	9,224
Contribution to pension plan	19,324
Changes in assets and liabilities	(42,423)
Other	(1,213)
EBITDA	328,052
Cash restructuring expenses	18,955
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant and equipment	3,751
Adjusted EBITDA	$367,396

Net earnings attributable to Valmont Industries, Inc.	$152,779
Interest expense	41,061
Income tax expense	50,631
Depreciation and amortization expense	83,581
EBITDA	328,052
Cash restructuring expenses	18,955
Impairment of goodwill and intangible assets	16,638
Impairment of property, plant, and equipment	3,751
Adjusted EBITDA	$367,396

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
    We have cash balances of $391.5 million at March 27, 2021, approximately $197.1 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At March 27, 2021, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.3 million and $0.7 million, respectively.

Financial Obligations and Financial Commitments
    There have been no material changes to our financial obligations and financial commitments as described on page 34-35 in our Form 10-K for the fiscal year ended December 26, 2020.

Off Balance Sheet Arrangements
There have been no material changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 26, 2020.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 39-42 in our Form 10-K for the fiscal year ended December 26, 2020 during the three months ended March 27, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended March 27, 2021. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2020.

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

PART II. OTHER INFORMATION
ITEM 1A – Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 27, 2020 to January 23, 2021	12,347	$175.84	12,347	$145,789,000
January 24, 2021 to February 27, 2021	10,100	236.44	10,100	143,401,000
February 28, 2021 to March 27, 2021	27,700	237.27	27,700	136,829,000
Total	50,147	$221.98	50,147	$136,829,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of March 27, 2021, we have acquired 6,413,720 shares for approximately $863.2 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
    Valmont's annual meeting of stockholders was held on April 27, 2021. The stockholders elected four directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2021. For the annual meeting there were 21,263,503 shares outstanding and eligible to vote of which 19,707,113 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

    Election of Directors:

	For	Withheld	Broker Non-Votes
Daniel P. Neary	18,102,166	670,876	934,071
Theo Freye	17,761,258	1,011,784	934,071
Stephen G. Kaniewski	18,553,087	219,955	934,071
Joan Robinson-Berry	18,692,796	80,246	934,071

Advisory vote on executive compensation:

For	18,127,768
Against	624,408
Abstain	20,866
Broker non-votes	934,071

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2021:

For	18,630,268
Against	1,039,312
Abstain	37,533

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2020 and is incorporated herein by this reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated the 28th day of April, 2021.