Form 10-Q
period 2021-06-26
VALMONT INDUSTRIES INC
filed 2021-07-29
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____________ to
Commission file number 1-31429
_____________________________________
Valmont Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-0351813
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
15000 Valmont Plaza,
Omaha,	Nebraska	68154
(Address of Principal Executive Offices)		(Zip Code)

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
21,213,239
Outstanding shares of common stock as of July 22, 2021

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Product sales	$805,801	$617,587	$1,500,766	$1,216,496
Services sales	88,828	71,221	168,749	146,512
Net sales	894,629	688,808	1,669,515	1,363,008
Product cost of sales	608,101	458,995	1,126,735	897,783
Services cost of sales	56,881	45,876	108,579	95,039
Total cost of sales	664,982	504,871	1,235,314	992,822
Gross profit	229,647	183,937	434,201	370,186
Selling, general and administrative expenses	147,022	123,859	274,365	243,213
Impairment of goodwill and trade names	—	16,638	—	16,638
Operating income	82,625	43,440	159,836	110,335
Other income (expenses):
Interest expense	(10,436)	(10,098)	(20,435)	(20,112)
Interest income	186	458	497	1,501
Gain on investments (unrealized)	1,177	2,510	1,068	202
Other	4,204	(694)	7,653	1,116
	(4,869)	(7,824)	(11,217)	(17,293)
Earnings before income taxes	77,756	35,616	148,619	93,042
Income tax expense:
Current	25,413	21,645	33,960	27,954
Deferred	(10,673)	(9,043)	(3,718)	(866)
	14,740	12,602	30,242	27,088
Earnings before equity in earnings of nonconsolidated subsidiaries	63,016	23,014	118,377	65,954
Equity in loss of nonconsolidated subsidiaries	(359)	(260)	(719)	(479)
Net earnings	62,657	22,754	117,658	65,475
Less: Loss (earnings) attributable to noncontrolling interests	(547)	(147)	(534)	61
Net earnings attributable to Valmont Industries, Inc.	$62,110	$22,607	$117,124	$65,536
Earnings per share:
Basic	$2.93	$1.06	$5.53	$3.06
Diluted	$2.89	$1.06	$5.46	$3.05

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net earnings	$62,657	$22,754	$117,658	$65,475
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	10,690	18,888	(1,943)	(30,493)
Gain (loss) on hedging activities:
Net investment hedges	—	(1,427)	—	7,284
Cash flow hedges	(313)	(73)	(291)	370
Amortization cost included in interest expense	(16)	(16)	(32)	(32)
Commodity hedges	16,308	—	26,254	—
Realized gain on commodity hedges recorded in earnings	(270)	—	(270)	—
Cross currency swaps	(2,095)	(2,007)	1,511	4,295
Defined Benefit Pension Plan:
Actuarial gain	843	—	1,675	—
Other comprehensive income (loss)	25,147	15,365	26,904	(18,576)
Comprehensive income	87,804	38,119	144,562	46,899
Comprehensive income attributable to noncontrolling interests	(1,573)	(130)	(1,087)	(427)
Comprehensive income attributable to Valmont Industries, Inc.	$86,231	$37,989	$143,475	$46,472

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$199,285	$400,726
Receivables, net	559,323	511,714
Inventories	593,498	448,941
Contract assets	140,146	123,495
Prepaid expenses and other assets	103,022	59,804
Refundable income taxes	—	9,945
Total current assets	1,595,274	1,554,625
Property, plant and equipment, at cost	1,369,902	1,341,380
Less accumulated depreciation and amortization	760,035	743,653
Net property, plant and equipment	609,867	597,727
Goodwill	712,731	430,322
Other intangible assets, net	200,995	167,193
Other assets	285,269	203,293
Total assets	$3,404,136	$2,953,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$5,628	$2,748
Notes payable to banks	29,449	35,147
Accounts payable	324,946	268,099
Accrued employee compensation and benefits	103,694	137,939
Contract liabilities	156,481	130,018
Other accrued expenses	104,497	89,796
Income taxes payable	11,920	—
Dividends payable	10,607	9,556
Total current liabilities	747,222	673,303
Deferred income taxes	50,308	41,689
Long-term debt, excluding current installments	860,878	728,431
Defined benefit pension liability	112,969	118,523
Operating lease liabilities	150,971	80,202
Deferred compensation	45,115	44,519
Other noncurrent liabilities	115,189	58,657
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	—	335
Retained earnings	2,337,015	2,245,035
Accumulated other comprehensive loss	(283,435)	(309,786)
Treasury stock	(786,857)	(781,422)
Total Valmont Industries, Inc. shareholders’ equity	1,294,623	1,182,062
Noncontrolling interest in consolidated subsidiaries	26,861	25,774
Total shareholders’ equity	1,321,484	1,207,836
Total liabilities and shareholders’ equity	$3,404,136	$2,953,160
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six weeks ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net earnings	$117,658	$65,475
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	44,063	40,584
Noncash loss on trading securities	—	34
Impairment of property, plant and equipment	—	2,258
Impairment of goodwill & intangible assets	—	16,638
Stock-based compensation	8,948	5,671
Defined benefit pension plan benefit	(7,400)	(3,547)
Contribution to defined benefit pension plan	(970)	(17,138)
(Gain)/Loss on sale of property, plant and equipment	(1,330)	86
Equity in loss in nonconsolidated subsidiaries	719	479
Deferred income taxes	(3,718)	(866)
Changes in assets and liabilities:
Receivables	(45,398)	(28,896)
Inventories	(142,218)	(39,313)
Prepaid expenses and other assets (current and non-current)	(19,680)	(13,984)
Contract assets	(17,165)	16,147
Accounts payable	55,445	39,775
Accrued expenses	(18,119)	21,323
Contract liabilities	24,963	20,874
Other noncurrent liabilities	52,229	(1,210)
Income taxes payable/refundable	22,158	26,354
Net cash flows from operating activities	70,185	150,744
Cash flows from investing activities:
Purchase of property, plant and equipment	(48,824)	(48,165)
Proceeds from sale of assets	1,595	169
Acquisitions, net of cash acquired	(312,500)	(15,862)
Settlement of net investment hedges	—	11,983
Other, net	(1,669)	(1,137)
Net cash flows from investing activities	(361,398)	(53,012)
Cash flows from financing activities:
Proceeds from short-term agreements	11,972	3,006
Payments on short-term agreements	(17,021)	(9,261)
Proceeds from long-term borrowings	149,342	88,872
Principal payments on long-term borrowings	(15,421)	(75,568)
Dividends paid	(20,181)	(17,704)
Dividends to noncontrolling interest	—	(5,642)
Purchase of noncontrolling interest	—	(55,916)
Purchase of treasury shares	(21,600)	(20,481)
Proceeds from exercises under stock plans	19,891	724
Purchase of common treasury shares—stock plan exercises	(16,922)	(5)
Net cash flows from financing activities	90,060	(91,975)
Effect of exchange rate changes on cash and cash equivalents	(288)	(5,951)
Net change in cash and cash equivalents	(201,441)	(194)
Cash and cash equivalents—beginning of year	400,726	353,542
Cash and cash equivalents—end of period	$199,285	$353,348
See accompanying notes to condensed consolidated financial statements
.
VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at March 28, 2020	$27,900	$—	$2,171,329	$(347,868)	$(763,950)	$22,719	$1,110,130
Net earnings	—	—	22,607	—	—	147	22,754
Other comprehensive income (loss)	—	—	—	15,382	—	(17)	15,365
Cash dividends declared ($0.45 per share)	—	—	(9,598)	—	—	—	(9,598)
Dividends to noncontrolling interests	—	—	—	—	—	(300)	(300)
Purchase of noncontrolling interest	—	—	8,025	—	—	(207)	7,818
Addition of noncontrolling interest						3,525	3,525
Stock plan exercises; 14 shares acquired	—	—	—	—	(2)	—	(2)
Stock options exercised; 318 shares issued	—	(2,206)	2,553	—	317	—	664
Stock option expense	—	612	—	—	—	—	612
Stock awards; 6,204 shares issued	—	1,594	—	—	140	—	1,734
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	$1,152,702
Balance at March 27, 2021	$27,900	$—	$2,282,355	$(307,556)	$(777,885)	$25,288	1,250,102
Net earnings	—	—	62,110	—	—	547	62,657
Other comprehensive income	—	—	—	24,121	—	1,026	25,147
Cash dividends declared ($0.50 per share)	—	—	(10,606)	—	—	—	(10,606)
Purchase of treasury shares; 42,150 shares acquired	—	—	—	—	(10,469)	—	(10,469)
Stock plan exercises; 63,783 shares issued	—	—	—	—	(197)	—	(197)
Stock options exercised; 1,245 shares issued	—	(3,500)	3,156	—	917	—	573
Stock option expense	—	619	—	—	—	—	619
Stock awards; 6,351 shares issued	—	2,881	—	—	777	—	3,658
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	$1,321,484

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 28, 2019	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	65,536	—	—	(61)	65,475
Other comprehensive income (loss)	—	—	—	(19,064)	—	488	(18,576)
Cash dividends declared ($0.90 per share)	—	—	(19,223)	—	—	—	(19,223)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(30,661)	—	—	(19,450)	(50,111)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 190,491 shares acquired	—	—	—	—	(20,481)	—	(20,481)
Stock plan exercises; 37 shares acquired	—	—	—	—	(5)	—	(5)
Stock options exercised; 1,484 shares issued	—	(5,217)	5,462	—	479	—	724
Stock option expense	—	1,223	—	—	—	—	1,223
Stock awards; 8,704 shares issued	—	3,994	—	—	454	—	4,448
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	$1,152,702
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	117,124	—	—	534	117,658
Other comprehensive income	—	—	—	26,351	—	553	26,904
Cash dividends declared ($1.00 per share)	—	—	(21,231)	—	—	—	(21,231)
Purchase of treasury shares; 92,297 shares acquired	—	—	—	—	(21,600)	—	(21,600)
Stock plan exercises; 71,268 shares issued	—	—	—	—	(16,922)	—	(16,922)
Stock options exercised; 144,123 shares issued	—	(8,100)	(3,913)	—	31,904	—	19,891
Stock option expense	—	1,267	—	—	—	—	1,267
Stock awards; 9,060 shares issued	—	6,498	—	—	1,183	—	7,681
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	$1,321,484

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 26, 2021, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020, and the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks then ended have been prepared by Valmont Industries Inc. (the Company), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 26, 2021 and for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The results of operations for the period ended June 26, 2021 are not necessarily indicative of the operating results for the full year.
    Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	June 26, 2021	December 26, 2020
Raw materials and purchased parts	$234,246	$155,512
Work-in-process	43,863	33,632
Finished goods and manufactured goods	315,389	259,797
Total Inventory	$593,498	$448,941

Income Taxes
Earnings before income taxes for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2021	2020	2021	2020
United States	$57,090	$54,237	$108,245	$107,737
Foreign	20,666	(18,621)	40,374	(14,695)
	$77,756	$35,616	$148,619	$93,042

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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Net periodic (benefit) expense:	2021	2020	2021	2020
Interest cost	$2,530	$3,160	$5,027	$6,284
Expected return on plan assets	(7,097)	(5,664)	(14,102)	(11,262)
Amortization of actuarial loss	843	720	1,675	1,431
Net periodic (benefit) expense	$(3,724)	$(1,784)	$(7,400)	$(3,547)

    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At June 26, 2021, 735,164 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2021	2020	2021	2020
Compensation expense	$4,277	$2,346	$8,948	$5,671
Income tax benefits	1,069	587	2,237	1,418
Subsequent to June 26, 2021, the Company granted approximately 153,000 restricted shares, worth approximately $38,000, to certain employees of Prospera Technologies, Ltd. ("Prospera"). The restricted shares vest in equal installments over four years.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at June 26, 2021 of $35,375 ($35,125 at December 26, 2020) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $104 and $202 as of June 26, 2021 and December 26, 2020, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value June 26, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$35,479	$35,479	$—	$—
Derivative financial instruments, net	21,215	—	21,215	—

		Fair Value Measurement Using:
	Carrying Value December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$35,327	$35,327	$—	$—
Liabilities:
Derivative financial instruments, net	(5,911)	—	(5,911)	—

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

The Company is monitoring the outlook for wind energy in Northern Europe which would affect the net sales and gross profit assumptions in the cash flow projections for the Company’s offshore and other complex steel structures reporting unit. This reporting unit has net property, plant, and equipment of $40,467, the Valmont SM trade name of $8,544, and a customer relationship, net of accumulated amortization, of $5,306. If the market outlook declines further, the Company will have to analyze the recoverability of the long-lived assets which may result in the recognition of an impairment.

Leases

    The Company's operating leases are included in other assets and operating lease liabilities. During the second quarter of 2021, the Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25 year term. In recognition of this lease, an operating lease asset of $71,853 and an operating lease long-term liability of $71,196 was incurred. These amounts are included within other assets and operating lease liabilities, respectively, in the Condensed Consolidated Balance Sheets as of June 26, 2021.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 26, 2021 and December 26, 2020:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(213,064)	$15,550	$(112,272)	$(309,786)
Current-period comprehensive income (loss)	(2,496)	27,172	1,675	26,351
Balance at June 26, 2021	$(215,560)	$42,722	$(110,597)	$(283,435)
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
Segment and Product Line Revenue Recognition
    The global Utility segment revenues are derived from manufactured steel and concrete structures for the North America utility industry and offshore and other complex structures used in energy generation and distribution outside of the United States. Steel and concrete utility structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For our steel and concrete utility and wireless communication structure product lines, we generally recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Production of an order, once started, is typically completed within three months. Revenue from the offshore and other complex structures business is also recognized using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain sales of steel and concrete structures; the Company has chosen to use the practical expedient to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 is as follows:

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 26, 2021	Thirteen weeks ended June 26, 2021	Twenty-six weeks ended June 26, 2021	Twenty-six weeks ended June 26, 2021
Utility Support Structures	$9,127	$258,736	$15,421	$505,140
Engineered Support Structures	260,001	9,339	473,847	17,649
Coatings	77,605	—	149,196	—
Irrigation	274,903	4,918	499,540	8,722
Total	$621,636	$272,993	$1,138,004	$531,511

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended June 27, 2020	Thirteen weeks ended June 27, 2020	Twenty-six weeks ended June 27, 2020	Twenty-six weeks ended June 27, 2020
Utility Support Structures	$4,619	$223,854	$13,543	$437,878
Engineered Support Structures	236,827	12,046	452,706	23,533
Coatings	62,667	—	131,257	—
Irrigation	144,988	3,807	296,730	7,361
Total	$449,101	$239,707	$894,236	$468,772
The Company's contract asset as of June 26, 2021 and December 26, 2020 was $140,146 and $123,495,
respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

    At June 26, 2021 and December 26, 2020, total contract liabilities were $252,676 and $170,919, respectively. At June 26, 2021, $156,481 is recorded as contract liabilities and $96,195 is recorded as other noncurrent liabilities on the condensed consolidated balance sheets. During the thirteen and twenty-six weeks ended June 26, 2021, the Company recognized $31,267 and $69,369 of revenue that was included in the liability as of December 26, 2020. In the thirteen and twenty-six weeks ended June 27, 2020, the Company recognized $21,037 and $39,277 of revenue that was included in the liability as of December 28, 2019. The revenue recognized was due to applying advance payments received for performance obligations completed during the period. At June 26, 2021, the Company had $200,283 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

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

(2) ACQUISITIONS
On May 12, 2021, the Company acquired the outstanding shares of Prospera, an artificial intelligence company focused on machine learning and computer vision in agriculture, for $300,000 in cash (net of cash acquired). The acquisition of Prospera, located in Tel Aviv, Israel, allows the Company to accelerate innovation with machine learning for agronomy and will be reported in the Irrigation segment. The preliminary fair values assigned were $269,859 for goodwill, $37,300 for developed technology, trade name of $2,900, property, plant, and equipment of $1,063, deferred tax liability of $9,246, and the remainder to net working capital. Goodwill is not deductible for tax purposes and the developed technology asset will be amortized over 5 years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company expects to finalize the purchase price allocation in the fourth quarter of 2021.
On April 20, 2021 the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties that will be settled within 12 months of the acquisition date. The acquisition of PivoTrac, located in Texas, allows the Company to advance its technology strategy and increase its number of connected agricultural devices and will be reported in the Irrigation segment. The preliminary fair values assigned were $10,800 for goodwill, $2,627 for customer relationships, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The Company expects the purchase price allocation to be finalized in the second quarter of 2022.

On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price was contingent on seller representations and warranties was settled for the full amount in the second quarter of 2021. Solbras is a leading provider of solar energy solutions for agriculture. In the purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The acquisition of Solbras, located in Brazil, allows the Company to expand its product offerings in the Irrigation segment to include not only pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company finalized the purchase price allocation in the fourth quarter of 2020.
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
Proforma disclosures were omitted for these acquisitions as the they do not have a significant impact on the Company's financial results.
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

(3) RESTRUCTURING ACTIVITIES
    In 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility and restructuring activities were completed by the end of 2020. For the second quarter and first half of 2020, the Company recorded restructuring expenses in cost of sales and selling, general, and administrative expenses of $3,675 and $1,904, respectively.
Changes in liabilities recorded for the restructuring plans were as follows:

	Balance at December 26, 2020	Costs Paid or Otherwise Settled	Balance at June 26, 2021
Severance	$12,660	$(12,660)	$—
Other cash restructuring expenses	—	—	—
Total	$12,660	$(12,660)	$—

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 26, 2021 and December 26, 2020 were as follows:

	June 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$241,422	$164,636	13 years
Patents & Proprietary Technology	63,413	10,023	9 years
Other	7,543	6,841	4 years
	$312,378	$181,500

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,232	$155,760	13 years
Patents & Proprietary Technology	26,208	8,301	14 years
Other	7,602	6,786	4 years
	$271,042	$170,847

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020, respectively was as follows:

Thirteen weeks ended		Twenty-six weeks ended
2021	2020	2021	2020
$5,182	$4,511	$9,414	$9,103
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2021	$21,159
2022	21,161
2023	19,324
2024	17,374
2025	15,929
The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at June 26, 2021 and December 26, 2020 are as follows:

	June 26, 2021	December 26, 2020	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,158	7,972	2010
Convert Italia S.p.A	8,951	9,137	2018
Valmont SM	8,544	8,720	2014
Ingal EPS/Ingal Civil Products	7,910	7,730	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	17,943	14,828	Various
	$70,117	$66,998
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill
The carrying amount of goodwill by segment as of June 26, 2021 and December 26, 2020 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 26, 2020	$232,323	$135,335	$94,309	$30,177	$492,144
Accumulated impairment losses	(31,245)	(14,355)	(16,222)	—	(61,822)
Balance at December 26, 2020	201,078	120,980	78,087	30,177	430,322
Acquisitions	—	—	—	280,659	280,659
Foreign currency translation	1,948	(934)	510	226	1,750
Balance at June 26, 2021	$203,026	$120,046	$78,597	$311,062	$712,731

The Company’s annual impairment test of goodwill was performed during the third quarter of 2020, using primarily the discounted cash flow method. The estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired.

In April 2020, the price of a barrel of oil began a large decline and various economic forecasts show the lower price of oil will continue into the next few years. This lower price for oil and a revised assessment of the Australian market performed in conjunction with the executed restructuring activities required the Company to re-assess the financial projections for the Access Systems reporting unit (within the Engineered Support Structures segment). This resulted in lower projected net sales, operating income, and cash flows for this reporting unit, resulting in the need for an interim impairment test. The results of the test showed that the reporting unit's carrying value was higher than its estimated fair value. Accordingly, the Company recorded a $12,575 impairment of Access System's goodwill in the second quarter of 2020.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 26, 2021 and June 27, 2020 were as follows:

	2021	2020
Interest	$19,657	$19,690
Income taxes	11,317	3,887

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 26, 2021:
Net earnings attributable to Valmont Industries, Inc.	$62,110	$—	$62,110
Weighted average shares outstanding (000's)	21,193	276	21,469
Per share amount	$2.93	$(0.04)	$2.89
Thirteen weeks ended June 27, 2020:
Net earnings attributable to Valmont Industries, Inc.	$22,607	$—	$22,607
Weighted average shares outstanding (000's)	21,312	81	21,393
Per share amount	$1.06	$—	$1.06
Twenty-six weeks ended June 26, 2021
Net earnings attributable to Valmont Industries, Inc.	$117,124	$—	$117,124
Weighted average shares outstanding (000's)	21,186	263	21,449
Per share amount	$5.53	$(0.07)	$5.46
Twenty-six weeks ended June 27, 2020:
Net earnings attributable to Valmont Industries, Inc.	$65,536	$—	$65,536
Weighted average shares outstanding (000's)	21,383	88	21,471
Per share amount	$3.06	$(0.01)	$3.05
    At June 26, 2021 and June 27, 2020, there were 0 and 296,490 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
    Fair value of derivative instruments at June 26, 2021 and December 26, 2020 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	June 26, 2021	December 26, 2020
Commodity forward contracts	Prepaid expenses and other assets	$25,984	$—
Foreign currency forward contracts	Prepaid expenses and other assets	(167)	724
Cross currency swap contracts	Prepaid expenses and other assets	618	600
Cross currency swap contracts	Accrued expenses	(5,220)	(7,235)
		$21,215	$(5,911)
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020 are as follows:

		Thirteen weeks ended		Twenty-six weeks ended
	Statements of earnings location	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Commodity forward contracts	Product cost of sales	$270	$—	$270	$—
Foreign currency forward contracts	Other income	154	(93)	(64)	30
Foreign currency forward contracts	Product sales	—	99	—	152
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross currency swap contracts	Interest expense	658	719	1,368	1,462
		$1,066	$709	$1,542	$1,612
    Cash Flow Hedges
    In the first quarter of 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $23,801 for the total purchase of 30,500 short tons from May to December 2021. The gain/(loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
    During the first half of 2021, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contracts, which qualify as a cash flow hedge, mature in July and September 2021 and have notional amounts to buy 3,800 euros in exchange for a stated amount of Brazilian Real. During the first half of 2021, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a cash flow hedge, matures in December 2021 and has a notional amount to sell $2,000 in exchange for a stated amount of Euros.

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

8) BUSINESS SEGMENTS
    The Company has four reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

    UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel, concrete and composite structures for the utility markets, including transmission, distribution, substations, and renewable energy generation equipment and drone inspection services;
    ENGINEERED SUPPORT STRUCTURES: This segment consists of the manufacture and distribution of engineered poles, towers, and components for lighting, traffic, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;

    COATINGS: This segment consists of global galvanizing, painting, and anodizing services to preserve and protect metal products; and
    IRRIGATION: This segment consists of the global manufacture of center pivot and linear irrigation equipment for agricultural markets, including parts, services and tubular products, and advanced technology solutions for water management and precision agriculture.
    The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
SALES:
Utility Support Structures segment:
Steel	$176,974	$159,817	$345,471	$326,348
Concrete	43,438	45,653	83,821	81,438
Engineered Solar Tracker Solutions	9,172	4,619	15,466	13,543
Offshore and Other Complex Steel Structures	38,279	21,235	76,238	35,456
Utility Support Structures segment	$267,863	$231,324	$520,996	$456,785
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$186,973	$181,027	$340,843	$353,014
Communication Products	54,552	50,886	100,631	89,082
Access Systems	27,864	21,472	50,242	42,031
Engineered Support Structures segment	269,389	253,385	491,716	484,127
Coatings segment	98,158	80,005	191,446	168,090
Irrigation segment:
North America	156,037	99,034	278,788	205,594
International	125,928	51,605	232,841	101,765
Irrigation segment	281,965	150,639	511,629	307,359
Total	917,375	715,353	1,715,787	1,416,361
INTERSEGMENT SALES:
Utility Support Structures segment	—	2,851	435	5,364
Engineered Support Structures segment	49	4,512	220	7,888
Coatings segment	20,553	17,338	42,250	36,833
Irrigation segment	2,144	1,844	3,367	3,268
Total	22,746	26,545	46,272	53,353
NET SALES:
Utility Support Structures segment	267,863	228,473	520,561	451,421
Engineered Support Structures segment	269,340	248,873	491,496	476,239
Coatings segment	77,605	62,667	149,196	131,257
Irrigation segment	279,821	148,795	508,262	304,091
Total	$894,629	$688,808	$1,669,515	$1,363,008

OPERATING INCOME:
Utility Support Structures segment	$14,955	$21,650	$36,607	$49,374
Engineered Support Structures segment	31,927	4,818	51,852	20,749
Coatings segment	14,668	10,148	27,540	21,202
Irrigation segment	41,984	22,351	80,732	46,014
Corporate	(20,909)	(15,527)	(36,895)	(27,004)
Total	$82,625	$43,440	$159,836	$110,335

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Twenty-six weeks ended
	June 26, 2021	June 27, 2020	% Incr. (Decr.)	June 26, 2021	June 27, 2020	% Incr. (Decr.)
Consolidated
Net sales	$894.6	$688.8	29.9%	$1,669.5	$1,363.0	22.5%
Gross profit	229.6	183.9	24.9%	434.2	370.2	17.3%
as a percent of sales	25.7%	26.7%		26.0%	27.2%
SG&A expense	147.0	140.5	4.6%	274.4	$259.9	5.6%
as a percent of sales	16.4%	20.4%		16.4%	19.1%
Operating income	82.6	43.4	90.3%	159.8	110.3	44.9%
as a percent of sales	9.2%	6.3%		9.6%	8.1%
Net interest expense	10.3	9.6	7.3%	19.9	18.6	7.0%
Effective tax rate	19.0%	35.4%		20.3%	29.1%
Net earnings	$62.1	$22.6	174.8%	$117.1	$65.5	78.8%
Diluted earnings per share	$2.89	$1.06	172.6%	$5.46	$3.05	79.0%
Utility Support Structures (Utility)
Net sales	$267.9	$228.5	17.2%	$520.6	$451.4	15.3%
Gross profit	47.2	47.9	(1.5)%	95.8	101.5	(5.6)%
SG&A expense	32.3	26.2	23.3%	59.2	52.1	13.6%
Operating income	14.9	21.7	(31.3)%	36.6	49.4	(25.9)%
Engineered Support Structures (ESS)
Net sales	$269.3	$248.8	8.2%	$491.5	$476.2	3.2%
Gross profit	75.8	68.4	10.8%	139.7	130.1	7.4%
SG&A expense	43.8	63.6	(31.1)%	87.8	109.4	(19.7)%
Operating income	32.0	4.8	566.7%	51.9	20.7	150.7%
Coatings
Net sales	$77.6	$62.7	23.8%	$149.2	$131.3	13.6%
Gross profit	25.0	19.8	26.3%	48.2	41.6	15.9%
SG&A expense	10.4	9.7	7.2%	20.7	20.4	1.5%
Operating income	14.6	10.1	44.6%	27.5	21.2	29.7%
Irrigation
Net sales	$279.8	$148.8	88.0%	$508.2	$304.1	67.1%
Gross profit	81.3	47.8	70.1%	150.2	97.0	54.8%
SG&A expense	39.3	25.5	54.1%	69.5	51.0	36.3%
Operating income	42.0	22.3	88.3%	80.7	46.0	75.4%
Net corporate expense
Gross profit	$0.3	$—	NM	$0.3	$—	NM
SG&A	$21.2	$15.5	36.8%	$37.2	$27.0	37.8%
Operating loss	(20.9)	(15.5)	(34.8)%	(36.9)	(27.0)	(36.7)%

Overview
On a consolidated basis, net sales were higher in the second quarter and first half of 2021, as compared to the same periods of 2020, with higher sales in all segments. The change in net sales in the second quarter and first half of fiscal 2021, as compared with the same period in 2020, is as follows:

	Second quarter
	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$688.8	$228.5	$248.8	$62.7	$148.8
Volume	121.9	28.6	(2.4)	6.0	89.7
Pricing/mix	63.6	8.5	11.4	5.1	38.6
Acquisition/(divestiture)	1.1	—	—	—	1.1
Currency translation	19.2	2.3	11.5	3.8	1.6
Sales - 2021	$894.6	$267.9	$269.3	$77.6	$279.8

	Year-to-Date
	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$1,363.0	$451.4	$476.2	$131.3	$304.1
Volume	189.7	60.1	(21.6)	2.6	148.6
Pricing/mix	81.9	2.8	16.8	8.2	54.1
Acquisition/(divestiture)	8.1	2.2	—	—	5.9
Currency translation	26.8	4.1	20.1	7.1	(4.5)
Sales - 2021	$1,669.5	$520.6	$491.5	$149.2	$508.2
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Average steel prices for both hot rolled coil and plate were higher in North America in the first half of 2021, as compared to 2020, contributing to higher cost of sales and lower gross profit margin.

    The Company acquired the following businesses:

•PivoTrac in the second quarter of 2021, an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Irrigation).
•Prospera in the second quarter of 2021, a privately-held Israeli-based artificial intelligence company, focused on machine learning and computer vision in agriculture (Irrigation).
•KC Utility Packaging ("Valmont Substation") in the first quarter of 2020, a provider of engineering, design, and packaging services in the substation market (Utility).
•Energia Solar Do Brasil ("Solbras") in the second quarter of 2020, a leading provider of solar energy solutions for agriculture (Irrigation).

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. Our significant manufacturing facilities are open and fully operational as of June 26, 2021. Certain foreign manufacturing facilities were temporarily closed for part of the first half of 2020 due to government mandates. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated $70.2 million of cash flows from operating activities during the first half of 2021. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.

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

Backlog

The backlog of unshipped orders at June 26, 2021 was approximately $1.3 billion compared with approximately $1.1 billion at December 26, 2020. The increase is primarily attributed to the receipt of two additional purchase orders totaling approximately $220 million for a large Utility project in North America. We expect the backlog to be fulfilled within the subsequent 12 months with the exception of $175 million primarily related to these two new Utility orders.

Currency Translation

    In the second quarter and first half of 2021, we realized a decrease in operating profit, as compared with 2020, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Utility	ESS	Coatings	Irrigation	Corporate
Second quarter	$(0.4)	$(0.4)	$0.1	$0.6	$—	$(0.7)

Year-to-date	$(1.2)	$(0.8)	$0.1	$1.1	$(0.7)	$(0.9)

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was lower in the second quarter and first half of 2021, as compared with the same periods in 2020, due to higher raw material costs across the Company, somewhat offset by improved selling prices and volume sales mix. In the second quarter and first half of 2021 as compared to 2020, gross profit was higher for all operating segments except the Utility segment.
    SG&A expenses increased in the second quarter and first half of 2021 as compared to the same periods in 2020. The increase in the second quarter of 2021 over the same period of 2020 was due to higher incentives due to improved operations, salary merit increases, travel costs, depreciation, foreign currency translation effects, and expenses from the acquisition of Prospera and PivoTrac. The increases were somewhat offset by a reduction in certain restructuring expenses and a partial impairment of goodwill and tradename for the Access Systems business that did not recur in 2021. The increase in the first half of 2021 over the same period of 2020 was due to higher incentives due to improved operations, salary merit increases, depreciation, foreign currency translation effects, and expenses from the acquisition of Prospera and PivoTrac. The increases were somewhat offset by a reduction in certain restructuring expenses, travel costs, and a partial impairment of goodwill and tradename for the Access Systems business that did not recur in 2021.

    In the second quarter and first half of 2021, as compared to the same periods of 2020, operating income was higher in the Irrigation, ESS, and Coatings segments and lower in the Utility segment. The increase in consolidated operating income in the second quarter is primarily attributed to higher irrigation sales volumes and the partial goodwill and tradename impairment recognized in 2020 that did not recur in 2021.

Net Interest Expense and Debt

    Interest expense in the second quarter and first half of 2021 approximated the amount recognized in 2020. Interest income was lower in the second quarter and first half of 2021, as compared to 2020, due to lower interest rates on cash equivalents.

Other Income/Expenses

    The change in other income/expenses in the second quarter of 2021, as compared to 2020, was primarily due to a higher pension benefit of $2.0 million, and the change in valuation of deferred compensation assets which resulted in lower other income of $1.3 million. The change in other income/expenses in the first half of 2021, as compared to 2020, was primarily due to a higher pension benefit of $3.9 million and the change in valuation of deferred compensation assets which resulted in higher other income of $0.9 million. The change in valuation of deferred compensation is shown as "Gain on investments (unrealized)" on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

    Our effective income tax rate in the second quarter and first half of 2021 was 19.0% and 20.3%, compared to 35.4% and 29.1% in the second quarter and first half of 2020. The lower tax rate in the second quarter and first half of 2021 is attributed to an increase in the U.K. corporate income tax rate and its corresponding effect on a deferred tax asset in addition to a U.S. tax benefit related to foreign taxes paid which did not occur in the second quarter and first half of 2020.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests and equity in loss of nonconsolidated subsidiaries was consistent in the second quarter and first half of 2021 as compared to 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $70.2 million in the first half of fiscal 2021, as compared with $150.7 million provided by operations in the first half of 2020. The decrease in operating cash flow in the first half of 2021, as compared with 2020, was primarily due to an increase in inventory and a larger decrease of accrued employee compensation and benefits attributed to higher incentive payments in first half 2021 versus 2020, partially offset by an increase in advance payments received for performance obligations.

Utility segment

    In the Utility segment, sales increased in the second quarter and first half of 2021, as compared with 2020, primarily due to an increase in volume for the offshore and other complex steel structures product line. The second quarter and year-to-date average selling prices and volumes slightly increased for 2021, as compared to 2020, for the steel product line. A number of our sales contracts in North America contain mechanisms that tie the sales price to published steel index pricing at the time our customer issues their purchase order. This resulted in a slight increase to the average selling prices for our steel utility structures product line for the second quarter and first half of 2021, as compared with 2020, but average selling prices were flat on a year-to-date basis between 2021 and 2020. For the first six month of 2021, sales of concrete structures approximated the amount recognized in fiscal 2020.
    Offshore sales increased in the second quarter and first half of 2021, as compared to 2020, due to a large increase in sales volumes in the first quarter and favorable foreign currency translation. Solar tracker solution sales increased due to a large project in the second quarter of 2021.
    Gross profit decreased in the second quarter and first half of 2021, as compared to 2020, due to rapid steel cost inflation that could not be fully recovered through pricing mechanisms for the steel structures product line. SG&A expense was higher in the second quarter and first half of 2021, as compared with 2020, due primarily to a $5.5 million write-off of a receivable following arbitration within the offshore and other complex structures product line. The decrease in operating income for the second quarter and first half 2021, as compared with 2020, is primarily due to the increase in the cost of steel that could not be fully recovered through higher average selling prices and the $5.5 million receivable write-off recognized in 2021.
ESS segment
    Net sales in the second quarter of 2021, as compared to 2020, increased across the three product lines from pricing actions and due to favorable currency translation effect of $11.5 million. Net sales slightly increased in the first half of 2021 as compared to 2020, driven by $20.1 million of favorable foreign currency translation, higher sales volumes in communication structures product line, partially offset by lower sales of lighting, traffic and highway safety product volumes.
     Global lighting, traffic, and highway safety product sales in the second quarter of 2021 increased by $6.0 million, as compared to the same period in fiscal 2020, primarily attributed to favorable currency translation effects. Sales volumes decreased in North America in the second quarter and first half of 2021, attributed to a slowdown in order volumes in the latter half of 2020 due to delays in approving the FAST Act extension. Europe sales of lighting and traffic products were higher compared to the second quarter and first half of 2020, due to COVID mandated plant closures in 2020 that did not recur in 2021. Lighting, traffic, and highway safety product sales in the Asia-Pacific region increased in the second quarter of 2021, as compared to 2020, due to improved volumes of highway safety products and favorable currency translation. Sales for this region were flat for the first half of 2021, as compared to 2020, when measured in local currencies.
Communication product line sales were higher by $3.6 and $11.5 million in the second quarter and first half of 2021, as compared with the same periods in 2020. In North America, communication product selling prices increased in the second quarter and first half of 2021, as well as increases in sales volumes in the first half of 2021 due to higher demand for communication structures and components. Communication product sales also improved due to an increase in sales volumes in the U.K. and Asia-Pacific. 5G deployments continue to increase market opportunities across all regions.
Access Systems product line net sales increased in the second quarter of 2021, as compared to 2020, by $6.4 million due to favorable current translation effects and higher sales volumes. The sales improvement on a year-to-date basis can be attributed to the favorable currency translation effects and the higher second quarter sales volumes.
Gross profit was higher in the second quarter and first half of 2021, as compared to 2020, primarily due to selling price management that expanded margin in a rising commodity cost environment for the telecommunications product lines and improved performance in the Access Systems business attributed to restructuring actions undertaken in 2020. SG&A spending was lower in the second quarter and first half of 2021 versus 2020 due primarily to the $16.6 million partial impairment of goodwill and tradenames within the access systems product line recognized in 2020 which did not recur in 2021. Operating income increased in the second quarter and first half of 2021 due to improved average selling prices and the $16.6 million impairment in 2020 which did not recur in 2021.
Coatings segment
    Coatings segment sales increased in the second quarter and first half of 2021, as compared to the same periods in 2020, due to higher sales pricing attributed to higher zinc costs, and favorable foreign currency translation. Sales had a slight increase in North America in the second quarter and first half of 2021, as compared to 2020. Sales price increases to counteract the higher cost of zinc more than offset the higher zinc costs as well as the lower sales volumes in the first quarter of 2021 due to decreased industrial production attributed largely to the disruption from COVID-19 on certain customers. In Asia-Pacific region, sales improved in all regions due to sales price increases, higher volumes, and favorable foreign currency translation.
    SG&A expense was slightly higher in the second quarter and first half of 2021, as compared to 2020, due to higher incentive accruals related to business performance. Operating income was higher in the second quarter and first half of 2021, compared to the same period in 2020, due to improved sales pricing, volume increases, and favorable foreign currency translation.
    Irrigation segment
    The increase in Irrigation segment net sales in the second quarter and first half of 2021, as compared to 2020, is due to sales volume improvements for both the North America and international irrigation businesses, as well as higher average selling prices. The Middle East drove the sales volume improvements for international irrigation, due to deliveries on the multi-year Egypt project. Brazil also had a strong quarter with improved sales volumes and the acquisition of Solbras in the second quarter of 2020. In North America, higher sales volumes for irrigation systems and parts were driven by improved agricultural commodity prices. Sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.
    SG&A was higher in the second quarter and first half of 2021, as compared to 2020, due to approximately $3.1 million of higher product development expenses, driven by the acquisitions of Prospera and PivoTrac that did not occur in 2020, increase in intangible asset amortization, and higher compensation costs due to improved operating results. Operating income for the segment increased in 2021 due to improved global sales volumes and pricing. The increase in operating income was partially offset in 2021 due to restructuring activities in South Africa which resulted in the recognition of $0.4 million of cost of sales and $0.5 million of SG&A during the second quarter of 2021.
    Net corporate expense
Corporate SG&A expense was higher in the second quarter and first half of 2021, as compared to 2020. The increase in the second quarter is primarily due to higher incentive accruals related to business performance and an increase in acquisition diligence costs, somewhat offset by the change in valuation of deferred compensation assets which resulted in lower expense of $1.3 million. The increase in the first half of 2021 is due to higher incentive accruals, an increase in stock compensation expense, and the change in valuation of deferred compensation assets which resulted in higher expense of $0.9 million. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $848.1 million at June 26, 2021, as compared to $881.3 million at December 26, 2020. The decrease in net working capital in 2021 is attributed to a decrease in cash and cash equivalents due to the acquisitions and an increase in accounts payable, partially offset by an increase in inventory and receivable balances. Cash flow provided by operations was $70.2 million in the first half of 2021, as compared with $150.7 million in the first half of 2020. The decrease in operating cash flows in 2021, as compared to 2020, was primarily the result of an increased inventory balance that was partially offset by an increase in customer advances payments (contract liabilities) and lower pension plan contributions. The required 2021 pension contribution was made in the fourth quarter of 2020.
Investing Cash Flows- The increase in investing cash outflows in the first half of 2021, as compared to 2020, can be attributed to $312.5 million paid for acquisitions occurring during 2021 as compared to $15.9 million paid in 2020. Capital spending in the first half of fiscal 2021 was $48.8 million, as compared to $48.2 million for the same period in 2020. We expect our capital expenditures to be approximately $115 million for fiscal 2021.
Financing Cash Flows-Our total interest-bearing debt was $896.0 million at June 26, 2021 and $766.3 million at December 26, 2020. Financing cash flows changed from an outflow of $92.0 million in the first half of 2020 to an inflow of $90.1 million in the first half of 2021. The financing cash inflow in the first half of 2021 was primarily the result of our borrowing on the revolving credit agreement to partially fund the Prospera acquisition, slightly offset by principal payments on our debt borrowings, dividends paid, and the purchase of treasury shares. The financing cash outflow first half of 2020 was due primarily to the purchase of noncontrolling interests, dividends paid, and the purchase of treasury shares.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen and twenty-six weeks ended June 26, 2021 and June 27, 2020

	Thirteen weeks ended		Twenty-six weeks ended
Dollars in thousands	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$563,833	$470,667	$1,031,513	$938,347
Gross Profit	147,208	134,963	282,443	270,198
Operating income	51,695	55,471	110,829	114,605
Net earnings	29,750	37,150	66,075	73,475
Net earnings attributable to Valmont Industries, Inc.	29,668	37,165	65,993	73,490

Supplemental Combined Parent and Guarantors Financial Information
June 26, 2021 and December 26, 2020

Dollars in thousands	June 26, 2021	December 26, 2020
Current assets	$767,848	$738,437
Noncurrent assets	722,245	701,571
Current liabilities	313,556	321,979
Noncurrent liabilities	1,129,754	1,100,657
Noncontrolling interest in consolidated subsidiaries	1,744	1,738
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $99,251 and $88,309 at June 26, 2021 and December 26, 2020. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $279,108 and $262,935 at June 26, 2021 and December 26, 2020.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. Share repurchases were temporarily suspended at the end of the first quarter of 2020 until September 2020 as a precaution to preserve liquidity. We acquired 92,297 treasury shares for approximately $21.6 million under our share repurchase program during the first half of 2021. As of June 26, 2021, we have approximately $126.4 million open under this authorization to repurchase shares in the future.

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

Our debt financing at June 26, 2021 is primarily long-term debt consisting of:
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

    At June 26, 2021 and December 26, 2020, we had $131.0 million and no outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At June 26, 2021, we had the ability to borrow $452.9 million under this facility, after consideration of standby letters of credit of $16.1 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $141.8 million, $112.4 million of which was unused at June 26, 2021.

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

    At June 26, 2021, we were in compliance with all covenants related to the debt agreements. The key covenant calculations at June 26, 2021 were as follows (in 000's):

Interest-bearing debt	$895,955
Adjusted EBITDA-last four quarters	389,947
Leverage ratio	2.30

Adjusted EBITDA-last four quarters	$389,947
Interest expense-last four quarters	41,398
Interest earned ratio	9.42

The calculation of Adjusted EBITDA-last four quarters (June 28, 2020 through June 26, 2021) is as follows. The last four quarters information ended June 26, 2021 is calculated by taking the full fiscal year ended December 26, 2020, subtracting the first two quarters ended June 27, 2020, and adding the first two quarters ended June 26, 2021.

Net cash flows from operations	$235,735
Interest expense	41,398
Income tax expense	52,769
Impairment of property, plant and equipment	(1,493)
Change in investment	(5)
Deferred income tax benefit	4,250
Noncontrolling interest	(2,051)
Stock-based compensation	(18,151)
Pension plan expense	11,164
Contribution to pension plan	19,231
Changes in assets and liabilities	29,862
Other	111
EBITDA	372,820
Cash restructuring expenses	15,634
Impairment of property, plant and equipment	1,493
Adjusted EBITDA	$389,947

Net earnings attributable to Valmont Industries, Inc.	$192,281
Interest expense	41,398
Income tax expense	52,769
Depreciation and amortization expense	86,372
EBITDA	372,820
Cash restructuring expenses	15,634
Impairment of property, plant, and equipment	1,493
Adjusted EBITDA	$389,947

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
    We have cash balances of $199.3 million at June 26, 2021, approximately $188.0 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At June 26, 2021, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.5 million and $0.8 million, respectively.

Financial Obligations and Financial Commitments
    There have been no material changes to our financial obligations and financial commitments as described on page 34-35 in our Form 10-K for the fiscal year ended December 26, 2020 with the exception of the following:

During the second quarter of 2021 the Company, the Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25 year term. In recognition of this lease, an operating lease asset of $71,853 and an operating lease long-term liability of $71,196 was incurred. These amounts are included within other assets and operating lease liabilities, respectively, in the Condensed Consolidated Balance Sheets as of June 26, 2021.
Off Balance Sheet Arrangements
There have been no material changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 26, 2020.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 39-42 in our Form 10-K for the fiscal year ended December 26, 2020 during the three months ended June 26, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended June 26, 2021. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2020.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
March 28, 2021 to April 24, 2021	—	$—	—	$136,829,000
April 25, 2021 to May 29, 2021	19,376	251.00	19,376	131,965,000
May 30, 2021 to June 26, 2021	22,774	246.31	22,774	126,356,000
Total	42,150	$248.47	42,150	$126,356,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of June 26, 2021, we have acquired 6,455,870 shares for approximately $873.6 million under this share repurchase program.

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
10.1	Share Purchase Agreement dated May 5, 2021. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 7, 2021 (Commission file number 001-31429) and herein incorporated by reference.
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2020 and is incorporated herein by this reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated the 28th day of July, 2021.