Form 10-Q
period 2021-09-25
VALMONT INDUSTRIES INC
filed 2021-10-28
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
or
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
21,224,185
Outstanding shares of common stock as of October 21, 2021

VALMONT INDUSTRIES, INC

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Product sales	$782,694	$657,703	$2,283,460	$1,874,199
Services sales	86,088	76,267	254,837	222,779
Net sales	868,782	733,970	2,538,297	2,096,978
Product cost of sales	585,986	494,812	1,712,721	1,392,595
Services cost of sales	55,392	48,411	163,971	143,450
Total cost of sales	641,378	543,223	1,876,692	1,536,045
Gross profit	227,404	190,747	661,605	560,933
Selling, general and administrative expenses	151,209	129,268	425,574	372,481
Impairment of goodwill and trade names	—	—	—	16,638
Operating income	76,195	61,479	236,031	171,814
Other income (expenses):
Interest expense	(11,031)	(10,454)	(31,466)	(30,566)
Interest income	397	430	894	1,931
Gain on investments (unrealized)	488	900	1,556	1,102
Other	2,644	233	10,297	1,349
	(7,502)	(8,891)	(18,719)	(26,184)
Earnings before income taxes	68,693	52,588	217,312	145,630
Income tax expense:
Current	21,109	14,968	55,069	42,922
Deferred	(5,029)	(2,884)	(8,747)	(3,750)
	16,080	12,084	46,322	39,172
Earnings before equity in earnings of nonconsolidated subsidiaries	52,613	40,504	170,990	106,458
Equity in loss of nonconsolidated subsidiaries	(360)	(276)	(1,079)	(755)
Net earnings	52,253	40,228	169,911	105,703
Less: Earnings attributable to noncontrolling interests	(603)	(886)	(1,137)	(825)
Net earnings attributable to Valmont Industries, Inc.	$51,650	$39,342	$168,774	$104,878
Earnings per share:
Basic	$2.44	$1.85	$7.97	$4.91
Diluted	$2.40	$1.84	$7.86	$4.89

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net earnings	$52,253	$40,228	$169,911	$105,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(15,018)	14,391	(16,961)	(16,102)
Gain (loss) on hedging activities:
Net investment hedges	—	—	—	7,284
Cash flow hedges	307	(26)	16	344
Amortization cost included in interest expense	(16)	(16)	(48)	(48)
Commodity hedges	(5,754)	—	20,500	—
Realized gain on commodity hedges recorded in earnings	(9,870)	—	(10,140)	—
Cross currency swaps	2,530	(3,725)	4,041	570
Defined Benefit Pension Plan:
Actuarial loss	163	—	1,838	—
Other comprehensive income (loss)	(27,658)	10,624	(754)	(7,952)
Comprehensive income	24,595	50,852	169,157	97,751
Comprehensive (income) loss attributable to noncontrolling interests	268	(1,358)	(819)	(1,785)
Comprehensive income attributable to Valmont Industries, Inc.	$24,863	$49,494	$168,338	$95,966

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$169,795	$400,726
Receivables, net	537,693	511,714
Inventories	655,903	448,941
Contract assets	155,417	123,495
Prepaid expenses and other assets	95,965	59,804
Refundable income taxes	—	9,945
Total current assets	1,614,773	1,554,625
Property, plant and equipment, at cost	1,383,892	1,341,380
Less accumulated depreciation and amortization	766,579	743,653
Net property, plant and equipment	617,313	597,727
Goodwill	709,462	430,322
Other intangible assets, net	193,449	167,193
Other assets	276,267	203,293
Total assets	$3,411,264	$2,953,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,803	$2,748
Notes payable to banks	13,765	35,147
Accounts payable	338,723	268,099
Accrued employee compensation and benefits	124,212	137,939
Contract liabilities	138,286	130,018
Other accrued expenses	116,846	89,796
Income taxes payable	3,734	—
Dividends payable	10,610	9,556
Total current liabilities	750,979	673,303
Deferred income taxes	45,863	41,689
Long-term debt, excluding current installments	897,488	728,431
Defined benefit pension liability	105,175	118,523
Operating lease liabilities	148,031	80,202
Deferred compensation	34,723	44,519
Other noncurrent liabilities	84,273	58,657
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	6,668	335
Retained earnings	2,378,075	2,245,035
Accumulated other comprehensive loss	(310,222)	(309,786)
Treasury stock	(784,282)	(781,422)
Total Valmont Industries, Inc. shareholders’ equity	1,318,139	1,182,062
Noncontrolling interest in consolidated subsidiaries	26,593	25,774
Total shareholders’ equity	1,344,732	1,207,836
Total liabilities and shareholders’ equity	$3,411,264	$2,953,160
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-nine weeks ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net earnings	$169,911	$105,703
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	67,764	61,523
Noncash loss on trading securities	—	39
Impairment of property, plant and equipment	—	2,811
Impairment of goodwill & intangible assets	—	16,638
Stock-based compensation	17,895	8,736
Defined benefit pension plan benefit	(11,051)	(5,401)
Contribution to defined benefit pension plan	(970)	(17,398)
Gain on sale of property, plant and equipment	(1,250)	(60)
Equity in loss in nonconsolidated subsidiaries	1,079	755
Deferred income taxes	(8,747)	(3,750)
Changes in assets and liabilities:
Receivables	(30,709)	(26,298)
Inventories	(211,273)	(32,992)
Prepaid expenses and other assets (current and non-current)	(21,589)	(19,157)
Contract assets	(33,199)	28,597
Accounts payable	76,916	63,627
Accrued expenses	15,523	61,122
Contract liabilities	6,768	(1,475)
Other noncurrent liabilities	10,228	20,982
Income taxes payable/refundable	14,533	9,044
Net cash flows from operating activities	61,829	273,046
Cash flows from investing activities:
Purchase of property, plant and equipment	(80,509)	(70,960)
Proceeds from sale of assets	1,655	911
Acquisitions, net of cash acquired	(312,500)	(15,862)
Settlement of net investment hedges	—	11,983
Other, net	1,891	2,543
Net cash flows from investing activities	(389,463)	(71,385)
Cash flows from financing activities:
Proceeds from short-term borrowings	3,191	4,251
Payments on short-term borrowings	(23,654)	(10,713)
Proceeds from long-term borrowings	236,710	88,872
Principal payments on long-term borrowings	(66,128)	(76,417)
Dividends paid	(30,794)	(27,316)
Dividends to noncontrolling interest	—	(5,642)
Purchase of noncontrolling interest	—	(55,916)
Purchase of treasury shares	(24,101)	(28,006)
Proceeds from exercises under stock plans	22,747	980
Purchase of common treasury shares—stock plan exercises	(16,955)	(77)
Net cash flows from financing activities	101,016	(109,984)
Effect of exchange rate changes on cash and cash equivalents	(4,313)	(2,164)
Net change in cash and cash equivalents	(230,931)	89,513
Cash and cash equivalents—beginning of year	400,726	353,542
Cash and cash equivalents—end of period	$169,795	$443,055
See accompanying notes to condensed consolidated financial statements

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at June 27, 2020	$27,900	$—	$2,194,916	$(332,486)	$(763,495)	$25,867	$1,152,702
Net earnings	—	—	39,342	—	—	886	40,228
Other comprehensive income (loss)	—	—	—	10,152	—	472	10,624
Cash dividends declared ($0.45 per share)	—	—	(9,614)	—	—	—	(9,614)
Purchase of treasury shares; 60,645 shares acquired	—	—	—	—	(7,525)	—	(7,525)
Stock plan exercises; 580 shares acquired	—	—	—	—	(72)	—	(72)
Stock options exercised; 2,616 shares issued	—	5,461	(5,462)	—	257	—	256
Stock option expense	—	686	—	—	—	—	686
Stock awards; 253 shares issued	—	2,346	—	—	33	—	2,379
Balance at September 26, 2020	$27,900	$8,493	$2,219,182	$(322,334)	$(770,802)	$27,225	$1,189,664
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	1,321,484
Net earnings	—	—	51,650	—	—	603	52,253
Other comprehensive income	—	—	—	(26,787)	—	(871)	(27,658)
Cash dividends declared ($0.50 per share)	—	—	(10,617)	—	—	—	(10,617)
Purchase of treasury shares; 10,759 shares acquired	—	—	—	—	(2,500)	—	(2,500)
Stock plan exercises; 144 shares acquired	—	—	—	—	(33)	—	(33)
Stock options exercised; 20,749 shares issued	—	(2,194)	27	—	5,023	—	2,856
Stock option expense	—	618	—	—	—	—	618
Stock awards; 494 shares issued	—	8,244	—	—	85	—	8,329
Balance at September 25, 2021	$27,900	$6,668	$2,378,075	$(310,222)	$(784,282)	$26,593	$1,344,732

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 28, 2019	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	104,878	—	—	825	105,703
Other comprehensive income (loss)	—	—	—	(8,912)	—	960	(7,952)
Cash dividends declared ($1.35 per share)	—	—	(28,837)	—	—	—	(28,837)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(30,661)	—	—	(19,450)	(50,111)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 251,136 shares acquired	—	—	—	—	(28,006)	—	(28,006)
Stock plan exercises; 617 shares acquired	—	—	—	—	(77)	—	(77)
Stock options exercised; 4,100 shares issued	—	244	—	—	736	—	980
Stock option expense	—	1,909	—	—	—	—	1,909
Stock awards; 8,957 shares issued	—	6,340	—	—	487	—	6,827
Balance at September 26, 2020	$27,900	$8,493	$2,219,182	$(322,334)	$(770,802)	$27,225	$1,189,664
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	168,774	—	—	1,137	169,911
Other comprehensive income	—	—	—	(436)	—	(318)	(754)
Cash dividends declared ($1.50 per share)	—	—	(31,848)	—	—	—	(31,848)
Purchase of treasury shares; 103,056 shares acquired	—	—	—	—	(24,100)	—	(24,100)
Stock plan exercises; 71,412 shares acquired	—	—	—	—	(16,955)	—	(16,955)
Stock options exercised; 164,872 shares issued	—	(10,294)	(3,886)	—	36,927	—	22,747
Stock option expense	—	1,885	—	—	—	—	1,885
Stock awards; 9,554 shares issued	—	14,742	—	—	1,268	—	16,010
Balance at September 25, 2021	$27,900	$6,668	$2,378,075	$(310,222)	$(784,282)	$26,593	$1,344,732

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of September 25, 2021, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020, and the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks then ended have been prepared by Valmont Industries Inc. (the Company), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 25, 2021 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The results of operations for the period ended September 25, 2021 are not necessarily indicative of the operating results for the full year.
    Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	September 25, 2021	December 26, 2020
Raw materials and purchased parts	$209,090	$155,512
Work-in-process	45,213	33,632
Finished goods and manufactured goods	401,600	259,797
Total Inventory	$655,903	$448,941

Income Taxes
Earnings before income taxes for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2021	2020	2021	2020
United States	$47,784	$33,610	$156,028	$141,347
Foreign	20,909	18,978	61,284	4,283
	$68,693	$52,588	$217,312	$145,630

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Net periodic (benefit) expense:	2021	2020	2021	2020
Interest cost	$2,479	$3,285	$7,508	$9,569
Expected return on plan assets	(6,957)	(5,887)	(21,061)	(17,149)
Amortization of actuarial loss	827	748	2,502	2,179
Net periodic (benefit) expense	$(3,651)	$(1,854)	$(11,051)	$(5,401)

    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At September 25, 2021, 453,718 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020, respectively, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2021	2020	2021	2020
Compensation expense	$8,947	$3,065	$17,895	$8,736
Income tax benefits	2,237	766	4,474	2,184
During the third quarter of 2021, the Company granted approximately 143,859 restricted shares, worth approximately $38,000, to certain employees of Prospera Technologies, Ltd. ("Prospera"). These restricted shares vest in equal installments over four years, and require the employees to continue employment over those four years. As such, the related compensation expense will be incurred over the vesting period.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at September 25, 2021 of $29,481 ($35,125 at December 26, 2020) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $99 and $202 as of September 25, 2021 and December 26, 2020, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value September 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$29,580	$29,580	$—	$—
Derivative financial instruments, net	7,001	—	7,001	—

		Fair Value Measurement Using:
	Carrying Value December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$35,327	$35,327	$—	$—
Liabilities:
Derivative financial instruments, net	(5,911)	—	(5,911)	—

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

The Company is monitoring the outlook for wind energy in Northern Europe which would affect the net sales and gross profit assumptions in the cash flow projections for the Company’s offshore and other complex steel structures reporting unit. This reporting unit has net property, plant, and equipment of $38,694, the Valmont SM trade name of $8,386, and a customer relationship, net of accumulated amortization, of $4,927. If the market outlook declines further, the Company will have to analyze the recoverability of the long-lived assets which may result in the recognition of an impairment.

Leases

    The Company's operating leases are included in other assets and operating lease liabilities. During the second quarter of 2021, the Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25 year term. In recognition of this lease, an operating lease asset of $71,853 and an operating lease long-term liability of $71,196 was incurred. These amounts are included within other assets and operating lease liabilities, respectively, in the Condensed Consolidated Balance Sheets as of September 25, 2021.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 25, 2021 and December 26, 2020:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 26, 2020	$(213,064)	$15,550	$(112,272)	$(309,786)
Current-period comprehensive income (loss)	(16,643)	14,369	1,838	(436)
Balance at September 25, 2021	$(229,707)	$29,919	$(110,434)	$(310,222)
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

    Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services.
Segment and Product Line Revenue Recognition
    The Utility segment revenues are derived from manufactured steel and concrete structures for the North America utility industry and offshore and other complex structures used in energy generation and distribution outside of the United States. Steel and concrete utility structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For our steel and concrete utility and wireless communication structure product lines, we generally recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Production of an order, once started, is typically completed within three months. Revenue from the offshore and other complex structures business is also recognized using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain sales of steel and concrete structures; the Company has chosen to use the practical expedient to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.
    The ESS segment revenues are derived from the manufacture and distribution of poles, towers, and components for lighting, transportation, and highway safety, engineered access systems, and wireless communication markets. For the lighting, transportation, and highway safety product lines, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. For Access Systems, revenue is generally recognized upon delivery of goods to the customer which is the same point in time that the customer is billed. The wireless communication product line has large regional customers who have unique product specifications for communication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production. For the remaining wireless communication product line customers which do not provide a contractual right to bill for work completed on a canceled order, revenue is recognized upon shipment or delivery of the goods to the customer which is the same point in time that the customer is billed.
    The Coatings segment revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the coating service has been performed and the goods are ready to be picked up or delivered to the customer which is the same time that the customer is billed.
    The Irrigation segment revenues are derived from the manufacture of agricultural irrigation equipment and related parts and services for the agricultural industry and tubular products for industrial customers. Revenue recognition for the irrigation segment is generally upon shipment of the goods to the customer which is the same point in time that the customer is billed. The remote monitoring subscription services are primarily billed annually and revenue is recognized on a straight-line basis over the subsequent twelve months.
    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 is as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 25, 2021	Thirteen weeks ended September 25, 2021	Thirty-nine weeks ended September 25, 2021	Thirty-nine weeks ended September 25, 2021
Utility Support Structures	$12,834	$263,668	$28,255	$768,808
Engineered Support Structures	271,277	9,772	745,125	27,420
Coatings	74,906	—	224,102	—
Irrigation	230,273	6,052	729,813	14,774
Total	$589,290	$279,492	$1,727,295	$811,002

	Point in Time	Over Time	Point in Time	Over Time
	Thirteen weeks ended September 26, 2020	Thirteen weeks ended September 26, 2020	Thirty-nine weeks ended September 26, 2020	Thirty-nine weeks ended September 26, 2020
Utility Support Structures	$43,287	$229,192	$56,830	$667,070
Engineered Support Structures	244,785	10,160	697,491	33,693
Coatings	68,698	—	199,955	—
Irrigation	133,999	3,849	430,729	11,210
Total	$490,769	$243,201	$1,385,005	$711,973
The Company's contract asset as of September 25, 2021 and December 26, 2020 was $155,417 and $123,495,
respectively. Both steel and concrete utility customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

    At September 25, 2021 and December 26, 2020, total contract liabilities were $203,198 and $170,919, respectively. At September 25, 2021, $138,286 is recorded as contract liabilities and $64,912 is recorded as other noncurrent liabilities on the condensed consolidated balance sheets. During the thirteen and thirty-nine weeks ended September 25, 2021, the Company recognized $18,981 and $88,350 of revenue that was included in the liability as of December 26, 2020. In the thirteen and thirty-nine weeks ended September 26, 2020, the Company recognized $16,333 and $55,610 of revenue that was included in the liability as of December 28, 2019. The revenue recognized was due to applying advance payments received for performance obligations completed during the period. At September 25, 2021, the Company had $124,767 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

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

Recently Issued Accounting Pronouncements (not yet adopted)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. . In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. The Company has not used any of the accommodations to date, but may use them up until December 31, 2022.

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

(3) RESTRUCTURING ACTIVITIES
    In 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility and restructuring activities were completed by the end of 2020. For the third quarter and first three quarters of 2020, the Company recorded restructuring expenses in cost of sales and selling, general, and administrative expenses of $2,910 and $8,489, respectively.
Changes in liabilities recorded for the restructuring plans were as follows:

	Balance at December 26, 2020	Costs Paid or Otherwise Settled	Balance at September 25, 2021
Severance	$12,660	$(12,660)	$—

(4) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at September 25, 2021 and December 26, 2020 were as follows:

	September 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$239,493	$166,857	13 years
Patents & Proprietary Technology	63,109	12,318	8 years
Other	7,469	6,828	4 years
	$310,071	$186,003

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,232	$155,760	13 years
Patents & Proprietary Technology	26,208	8,301	14 years
Other	7,602	6,786	4 years
	$271,042	$170,847
Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020, respectively was as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Thirteen weeks ended		Thirty-nine weeks ended
2021	2020	2021	2020
$6,137	$4,518	$15,551	$13,621
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2021	$21,392
2022	21,062
2023	19,261
2024	17,324
2025	15,868
The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at September 25, 2021 and December 26, 2020 are as follows:

	September 25, 2021	December 26, 2020	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	8,035	7,972	2010
Convert Italia S.p.A	8,790	9,137	2018
Valmont SM	8,386	8,720	2014
Ingal EPS/Ingal Civil Products	7,790	7,730	2010
Walpar	3,500	3,500	2018
Shakespeare	4,000	4,000	2014
Other	17,769	14,828	Various
	$69,381	$66,998
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
The Company’s trade names were tested for impairment as of August 28, 2021. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal 2020.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill
The carrying amount of goodwill by segment as of September 25, 2021 and December 26, 2020 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross Balance December 26, 2020	$232,323	$135,335	$94,309	$30,177	$492,144
Accumulated impairment losses	(31,245)	(14,355)	(16,222)	—	(61,822)
Balance at December 26, 2020	201,078	120,980	78,087	30,177	430,322
Acquisitions	—	—	—	280,659	280,659
Foreign currency translation	170	(1,731)	129	(87)	(1,519)
Balance at September 25, 2021	$201,248	$119,249	$78,216	$310,749	$709,462

The Company’s annual impairment test of goodwill was performed as of August 28, 2021, using primarily the discounted cash flow method. During fiscal 2021, no goodwill impairment has been recorded.

An interim impairment test was required in the second quarter of 2020 and that test showed that the Access Systems reporting unit's carrying value was higher than its estimated fair value. Accordingly, the Company recorded a $12,575 impairment of Access System's goodwill in fiscal 2020.
(5) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 25, 2021 and September 26, 2020 were as follows:

	2021	2020
Interest	$20,716	$20,298
Income taxes	40,113	35,803

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended September 25, 2021:
Net earnings attributable to Valmont Industries, Inc.	$51,650	$—	$51,650
Weighted average shares outstanding (000's)	21,175	377	21,552
Per share amount	$2.44	$(0.04)	$2.40
Thirteen weeks ended September 26, 2020:
Net earnings attributable to Valmont Industries, Inc.	$39,342	$—	$39,342
Weighted average shares outstanding (000's)	21,309	107	21,416
Per share amount	$1.85	$(0.01)	$1.84
Thirty-nine weeks ended September 25, 2021
Net earnings attributable to Valmont Industries, Inc.	$168,774	$—	$168,774
Weighted average shares outstanding (000's)	21,182	301	21,483
Per share amount	$7.97	$(0.11)	$7.86
Thirty-nine weeks ended September 26, 2020:
Net earnings attributable to Valmont Industries, Inc.	$104,878	$—	$104,878
Weighted average shares outstanding (000's)	21,358	95	21,453
Per share amount	$4.91	$(0.02)	$4.89
    At September 25, 2021 and September 26, 2020, there were 0 and 296,966 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVE FINANCIAL INSTRUMENTS
    The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in OCI until either the sale or substantially complete liquidation of the related subsidiaries.
    Fair value of derivative instruments at September 25, 2021 and December 26, 2020 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	September 25, 2021	December 26, 2020
Commodity forward contracts	Prepaid expenses and other assets	$7,623	$—
Foreign currency forward contracts	Prepaid expenses and other assets	—	724
Foreign currency forward contracts	Accrued expenses	(84)	—
Cross currency swap contracts	Prepaid expenses and other assets	1,309	600
Cross currency swap contracts	Accrued expenses	(1,847)	(7,235)
		$7,001	$(5,911)
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020 are as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
	Statements of earnings location	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Commodity forward contracts	Product cost of sales	$9,870	$—	$10,140	$—
Foreign currency forward contracts	Other income	187	116	123	146
Foreign currency forward contracts	Product sales	—	1,017	—	1,169
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross currency swap contracts	Interest expense	691	649	2,060	2,111
		$10,732	$1,766	$12,275	$3,378
    Cash Flow Hedges
    During the first three quarters of 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $39,731 for the total purchase of 41,000 short tons from May 2021 to June 2022. The gain/(loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
During the first half of 2021, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contracts, which qualify as a cash flow hedge, matured in July and September 2021 and had notional amounts to buy 3,800 euros in exchange for a stated amount of Brazilian Real. During the first half of 2021, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matures in December 2021 and has a notional amount to sell $2,000 in exchange for a stated amount of Euros.

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
    The Company designated the full notional amount of the two CCS ($130,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within OCI. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.

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

    COATINGS: This segment consists of galvanizing, painting, and anodizing services to preserve and protect metal products; and
    IRRIGATION: This segment consists of the manufacture of center pivot and linear irrigation equipment for agricultural markets, including parts, services and tubular products, and advanced technology solutions for water management and precision agriculture.
    The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income and deductions, or income taxes to its business segments.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
SALES:
Utility Support Structures segment:
Steel	$199,946	$156,082	$545,417	$482,430
Concrete	39,656	39,215	123,477	120,653
Engineered Solar Tracker Solutions	13,224	43,287	28,690	56,830
Offshore and Other Complex Steel Structures	23,676	35,809	99,914	71,265
Utility Support Structures segment	$276,502	$274,393	$797,498	$731,178
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	$188,589	$181,571	$529,432	$534,585
Communication Products	63,424	50,677	164,055	139,759
Access Systems	29,084	23,408	79,326	65,439
Engineered Support Structures segment	281,097	255,656	772,813	739,783
Coatings segment	96,685	87,886	288,131	255,976
Irrigation segment:
North America	116,308	75,803	395,096	281,397
International	124,023	63,406	356,864	165,171
Irrigation segment	240,331	139,209	751,960	446,568
Total	894,615	757,144	2,610,402	2,173,505
INTERSEGMENT SALES:
Utility Support Structures segment	—	1,914	435	7,278
Engineered Support Structures segment	48	711	268	8,599
Coatings segment	21,779	19,188	64,029	56,021
Irrigation segment	4,006	1,361	7,373	4,629
Total	25,833	23,174	72,105	76,527
NET SALES:
Utility Support Structures segment	276,502	272,479	797,063	723,900
Engineered Support Structures segment	281,049	254,945	772,545	731,184
Coatings segment	74,906	68,698	224,102	199,955
Irrigation segment	236,325	137,848	744,587	441,939
Total	$868,782	$733,970	$2,538,297	$2,096,978

OPERATING INCOME:
Utility Support Structures segment	$24,561	$25,881	$61,168	$75,255
Engineered Support Structures segment	34,383	25,434	86,235	46,183
Coatings segment	12,478	12,416	40,018	33,618
Irrigation segment	27,735	14,687	108,467	60,701
Corporate	(22,962)	(16,939)	(59,857)	(43,943)
Total	$76,195	$61,479	$236,031	$171,814

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(9) SUBSEQUENT EVENT

On October 18, 2021, subsequent to the end of our third quarter of 2021, the Company and its wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto (the “Restated Credit Agreement”). The Restated Credit Agreement amends and restates the First Amended and Restated Credit Agreement dated as of October 18, 2017 among the Borrowers, the Administrative Agent and the other lenders party thereto (as amended, the “Original Credit Agreement”) The changes to the Restated Credit Agreement are as follows:
a.an increase in the commitments under the credit facility from $600 million to $800 million;
b.an increase in the accordion under the credit facility from $200 million to $300 million;

c.an extension of the maturity date of the credit facility from October 18, 2022 to October 18, 2026;

d.replacement of LIBOR as the benchmark interest rate with SOFR;

e.removal of the interest coverage ratio (adjusted EBITDA / interest expense) as a covenant;

f.a modification of the leverage ratio (interest-bearing debt / adjusted EBITDA) to deduct unrestricted cash in excess of $50 million (but not exceeding $500 million) from interest-bearing debt.

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Thirty-nine weeks ended
	September 25, 2021	September 26, 2020	% Incr. (Decr.)	September 25, 2021	September 26, 2020	% Incr. (Decr.)
Consolidated
Net sales	$868.8	$734.0	18.4%	$2,538.3	$2,097.0	21.0%
Gross profit	227.4	190.7	19.2%	661.6	560.9	18.0%
as a percent of sales	26.2%	26.0%		26.1%	26.7%
SG&A expense	151.2	129.3	16.9%	425.6	$389.1	9.4%
as a percent of sales	17.4%	17.6%		16.8%	18.6%
Operating income	76.2	61.5	23.9%	236.0	171.8	37.4%
as a percent of sales	8.8%	8.4%		9.3%	8.2%
Net interest expense	10.6	10.0	6.0%	30.6	28.6	7.0%
Effective tax rate	23.4%	23.0%		21.3%	26.9%
Net earnings	$51.7	$39.3	31.6%	$168.8	$104.9	60.9%
Diluted earnings per share	$2.40	$1.84	30.4%	$7.86	$4.89	60.7%
Utility Support Structures (Utility)
Net sales	$276.5	$272.5	1.5%	$797.1	$723.9	10.1%
Gross profit	53.5	54.7	(2.2)%	149.3	156.1	(4.4)%
SG&A expense	28.9	28.8	0.3%	88.1	80.8	9.0%
Operating income	24.6	25.9	(5.0)%	61.2	75.3	(18.7)%
Engineered Support Structures (ESS)
Net sales	$281.0	$255.0	10.2%	$772.5	$731.2	5.6%
Gross profit	79.9	71.3	12.1%	219.6	201.4	9.0%
SG&A expense	45.6	45.8	(0.4)%	133.4	155.2	(14.0)%
Operating income	34.3	25.5	34.5%	86.2	46.2	86.6%
Coatings
Net sales	$74.9	$68.7	9.0%	$224.1	$200.0	12.1%
Gross profit	22.9	22.6	1.3%	71.1	64.2	10.7%
SG&A expense	10.4	10.2	2.0%	31.1	30.6	1.6%
Operating income	12.5	12.4	0.8%	40.0	33.6	19.0%
Irrigation
Net sales	$236.4	$137.8	71.6%	$744.6	$441.9	68.5%
Gross profit	70.7	42.2	67.5%	220.9	139.2	58.7%
SG&A expense	42.9	27.5	56.0%	112.4	78.5	43.2%
Operating income	27.8	14.7	89.1%	108.5	60.7	78.7%
Net corporate expense
Gross profit	$0.3	—	NM	$0.6	$—	NM
SG&A	$23.3	$17.0	37.1%	$60.5	$44.0	37.5%
Operating loss	(23.0)	(17.0)	(35.3)%	(59.9)	(44.0)	(36.1)%

Overview
On a consolidated basis, net sales were higher in the third quarter and first three quarters of 2021, as compared to the same periods of 2020, with higher sales in all segments. The change in net sales in the third quarter and first three quarters of fiscal 2021, as compared with the same period in 2020, is as follows:

	Third quarter
	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$734.0	$272.5	$255.0	$68.7	$137.8
Volume	32.6	(22.3)	(1.3)	0.5	55.7
Pricing/mix	91.1	25.6	21.6	4.6	39.3
Acquisition/(divestiture)	1.2	—	—	—	1.2
Currency translation	9.9	0.7	5.8	1.1	2.3
Sales - 2021	$868.8	$276.5	$281.1	$74.9	$236.3

	Year-to-Date
	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$2,097.0	$723.9	$731.2	$200.0	$441.9
Volume	222.5	37.9	(22.9)	3.2	204.3
Pricing/mix	173.0	28.4	38.4	12.8	93.4
Acquisition/(divestiture)	9.2	2.2	—	—	7.0
Currency translation	36.6	4.7	25.9	8.1	(2.1)
Sales - 2021	$2,538.3	$797.1	$772.6	$224.1	$744.5
Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Average steel prices for both hot rolled coil and plate were higher in North America in the third quarter and first three quarters of 2021, as compared to 2020, contributing to higher cost of sales and lower gross profit margin for the Utility segment and the overall Company as raw material cost inflation was not fully recovered through selling pricing mechanisms.

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

COVID-19 Impact on Financial Results and Liquidity

We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. Our significant manufacturing facilities are open and fully operational as of September 25, 2021. Certain foreign manufacturing facilities were temporarily closed for part of the first half of 2020 due to government mandates. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

We generated $61.8 million of cash flows from operating activities during the first three quarters of 2021. Our main focus is to maintain liquidity to support the working capital needs of our operations and maintain our investment grade credit rating.

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

Backlog

The backlog of unshipped orders at September 25, 2021 was approximately $1.5 billion compared with approximately $1.1 billion at December 26, 2020. The increase is primarily attributed to the receipt of three additional purchase orders during the first three quarters of 2021 totaling approximately $267 million for a large Utility project in North America. We expect the backlog to be fulfilled within the subsequent 12 months with the exception of $175 million primarily related to these three new Utility orders.

Currency Translation

    In the third quarter and first three quarters of 2021, we realized an increase in operating income, as compared with 2020, due in part to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Utility	ESS	Coatings	Irrigation	Corporate
Third quarter	$1.5	$—	$0.9	$0.2	$0.4	$—

Year-to-date	$0.3	$(0.8)	$1.0	$1.3	$(0.3)	$(0.9)

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was relatively flat in the third quarter and lower in the first three quarters of 2021, as compared with the same periods in 2020, due to higher raw material costs across the Company, somewhat offset by improved selling prices and sales mix. In the third quarter and first three quarters of 2021 as compared to 2020, gross profit was higher for all operating segments except the Utility segment.
    SG&A expenses increased in the third quarter and first three quarters of 2021 as compared to the same periods in 2020. The increase in the third quarter and first three quarters of 2021 over the same period of 2020 was due to higher incentives due to improved operations, salary merit increases, foreign currency translation effects, and SG&A contributed from the recent acquisition of Prospera and PivoTrac, and intangible asset amortization from such acquisitions. The increase for the first three quarters of 2021 versus 2020 were somewhat offset by a reduction in certain restructuring expenses, and a partial impairment of goodwill and tradename for the Access Systems business that did not recur in 2021.

    In the third quarter and first three quarters of 2021, as compared to the same periods of 2020, operating income was higher in the Irrigation, ESS, and Coatings segments and lower in the Utility segment. The increase in consolidated operating income in the third quarter is primarily attributed to higher irrigation sales volume and pricing actions in both Irrigation and ESS, somewhat offset by the decrease in gross profit in Utility with higher average selling prices more than offset by the impact of the cost of steel and lower offshore product sales, as well as increases in SG&A expenses. The increase in consolidated operating income in the first three quarters is primarily attributed to higher irrigation sales volumes, pricing actions in both Irrigation and ESS, the partial goodwill and tradename impairment recognized in 2020 that did not recur in 2021; somewhat offset by the decrease in gross profit in Utility due to the same factors mentioned above for the third quarter and increases in SG&A expenses.

Net Interest Expense and Debt

    Interest expense in the third quarter and first three quarters of 2021 approximated the amount recognized in 2020. Interest income was lower in the third quarter and first three quarters of 2021, as compared to 2020, due to lower interest rates on cash equivalents and lower overall related balances of cash equivalents throughout 2021.

Other Income/Expenses

    The change in other income/expenses in the third quarter of 2021, as compared to 2020, was primarily due to a higher pension benefit of $1.8 million, and the change in valuation of deferred compensation assets which resulted in lower other income of $0.4 million. The change in other income/expenses in the first three quarters of 2021, as compared to 2020, was primarily due to a higher pension benefit of $5.6 million and the change in valuation of deferred compensation assets which resulted in higher other income of $0.5 million. The change in valuation of deferred compensation is shown as "Gain on investments (unrealized)" on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense. The remaining change was primarily due to fluctuations in foreign currency transaction gains/losses that was more favorable in 2021.

Income Tax Expense

    Our effective income tax rate in the third quarter and first three quarters of 2021 was 23.4% and 21.3%, compared to 23.0% and 26.9% in the third quarter and first three quarters of 2020. On a year-to-date basis, the decrease in the effective tax rate is primarily the result of a U.S. tax benefit related to foreign taxes paid which did not occur in 2020 in addition to the 2020 partial impairment of goodwill and tradename for the Access Systems business that was not fully tax deductible.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests and equity in loss of nonconsolidated subsidiaries were consistent in the third quarter and first three quarters of 2021 as compared to 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $61.8 million in the first three quarters of fiscal 2021, as compared with $273.0 million provided by operations in the first three quarters of 2020. The decrease in operating cash flow in the first three quarters of 2021, as compared with 2020, was primarily due to an increase in inventory, partially offset by an increase in advance payments received for performance obligations.

Utility segment

    In the Utility segment, sales increased in the third quarter and first three quarters of 2021 as compared with 2020, primarily due to higher average selling prices in the steel product line. A number of our sales contracts in North America contain mechanisms that tie the sales price to published steel index pricing at the time our customer issues their purchase order. This resulted in increases to the average selling prices for our steel utility structures product line for the third quarter and first three quarters of 2021, as compared with 2020. For the third quarter and first three quarters of 2021, sales of concrete structures approximated the amount recognized in fiscal 2020, as slightly lower volumes were offset by increases in average selling prices and improved product mix.
    Offshore sales decreased in the third quarter and increased in the first three quarters of 2021, as compared to 2020, due to a large decrease in sales volume in the third quarter that was more than offset by higher volumes in the first half of 2021. Solar tracker solution sales decreased in the third quarter and first three quarters of 2021, as compared to 2020, due to lower volumes.
    Gross profit decreased in the third quarter and first three quarters of 2021, as compared to 2020, due to the rapid steel cost inflation that could not be fully recovered through pricing mechanisms for the steel structures product line, as well as the decreased volumes in the solar tracker solutions product line. SG&A expense was relatively flat in the third quarter, as compared with 2020. SG&A expense was higher in the first three quarters, as compared with 2020, due primarily to a $5.5 million write-off of a receivable following arbitration within the offshore and other complex structures product line. The decrease in operating income for the third quarter of 2021, as compared with 2020, is primarily due to higher average selling prices more than offset by the impact of the cost of steel and lower offshore product sales. The decrease in operating income for the first three quarters of 2021, as compared with 2020, is primarily due to the increase in the cost of steel that could not be fully recovered through higher average selling prices and the $5.5 million receivable write-off recognized in 2021.
ESS segment
    Net sales in the third quarter of 2021, as compared to 2020, increased across the three product lines from pricing actions and due to favorable currency translation effect of $5.8 million. Net sales increased in the first three quarters of 2021 as compared to 2020, driven by $25.9 million of favorable foreign currency translation, higher average selling prices across the three product lines, partially offset by lower sales volumes of lighting, traffic and highway safety products.
     Global lighting, traffic, and highway safety product sales in the third quarter of 2021 increased by $7.0 million, as compared to the same period in fiscal 2020, primarily attributed to higher average selling price partially offset by lower sales volumes across most regions. Sales volumes decreased in North America in the third quarter and first three quarters of 2021, attributed to a slowdown in order volumes in the latter half of 2020 due to delays in approving the FAST Act extension. Europe sales of lighting and traffic products were similar in the third quarter of 2021 versus 2020 and higher for the first three quarters of 2021 versus 2020, due to COVID mandated plant closures in 2020 that did not recur in 2021. Lighting, traffic, and highway safety product sales in the Asia-Pacific region increased in the third quarter and first three quarters of 2021, as compared to 2020, due to improved volumes of highway safety products and favorable currency translation.
Communication product line sales were higher by $12.7 and $24.2 million in the third quarter and first three quarters of 2021, as compared with the same periods in 2020. In North America, communication product selling prices increased in the third quarter and first three quarters of 2021, as well as increases in sales volumes in the third quarter and first three quarters of 2021 due to higher demand for communication structures and components. Communication product sales also improved due to an increase in sales volumes in the U.K. and Asia-Pacific. 5G deployments continue to increase market opportunities across all regions.
Access Systems product line net sales increased in the third quarter of 2021, as compared to 2020, by $5.7 million due to favorable currency translation effects and higher sales volumes. The sales improvement on a year-to-date basis can be attributed to the favorable currency translation effects and the higher second and third quarter sales volumes.
Gross profit was higher in the third quarter and first three quarters of 2021, as compared to 2020, primarily due to selling price management that expanded margins in a rising commodity cost environment and improved performance by the access systems product line. SG&A spending was lower for the first three quarters of 2021 versus 2020 due primarily to the $16.6 million partial impairment of goodwill and tradenames within the access systems product line recognized in 2020 which did not recur in 2021. Operating income increased in the third quarter and first three quarters of 2021 due to improved average selling prices and the $16.6 million impairment recognized in 2020 which did not recur in 2021.
Coatings segment
    Coatings segment sales increased in the third quarter and first three quarters of 2021, as compared to the same periods in 2020, due to higher average selling prices and favorable foreign currency translation. In North America, a modest improvement in sales volume combined with the increase in average selling prices to counteract the higher cost of zinc resulted in an increase in net sales in the third quarter and first three quarters of 2021. In Asia-Pacific region, sales improved in all regions in 2021 due to sales price increases, higher volumes, and favorable foreign currency translation.
    The gross profit margin decreased in the third quarter of 2021, as compared to 2020, as inflation in costs (zinc and labor) were not fully offset by the increase in average selling prices. SG&A expense was similar in the third quarter and first three quarters of 2021, as compared to 2020. Operating income was higher in the first three quarters of 2021, compared to the same period in 2020, due to improved sales pricing, volume increases, and favorable foreign currency translation, partially offset by startup costs related to the new Pittsburgh facility.
    Irrigation segment
    The increase in Irrigation segment net sales in the third quarter and first three quarters of 2021, as compared to 2020, is due to strong sales volume improvements in almost all markets, as well as higher average selling prices. The sales volume improvements for international irrigation was primarily due to deliveries on the multi-year Egypt project and higher sales in Brazil. In North America, higher sales volumes for irrigation systems and parts were driven by improved agricultural commodity prices. Sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.

    The increase in gross profit in 2021 as compared to 2020 is primarily attributed to the sales volume growth and partially attributed to the significant increase in average selling prices for the industrial tubing product line. SG&A was higher in the third quarter and first three quarters of 2021, as compared to 2020, due to approximately $8.5 million of SG&A from the recently acquired Prospera and PivoTrac, and higher incentive expense due to improved operating results. Operating income for the segment increased in 2021 due to improved global sales volumes and pricing.
    Net corporate expense
Corporate SG&A expense was higher in the third quarter and first three quarters of 2021, as compared to 2020. The increase in the third quarter is primarily due to higher incentive accruals related to business performance. The increase in the first three quarters of 2021,as compared to 2020, is due to higher incentive accruals, an increase in stock compensation expense, and an increase in acquisition diligence expense.

Liquidity and Capital Resources
Cash Flows
Working Capital and Operating Cash Flows-Net working capital was $863.8 million at September 25, 2021, as compared to $881.3 million at December 26, 2020. The decrease in net working capital in 2021 is attributed to a decrease in cash and cash equivalents due to the recent business acquisitions and an increase in accounts payable, partially offset by an increase in inventory and receivable balances. Cash flow provided by operations was $61.8 million in the first three quarters of 2021, as compared with $273.0 million in the first three quarters of 2020. The decrease in operating cash flows in 2021, as compared to 2020, was primarily the result of an increased inventory balance that was partially offset by an increase in customer advances payments (contract liabilities) and lower pension plan contributions. The required 2021 pension contribution was made in the fourth quarter of 2020.
Investing Cash Flows- The increase in investing cash outflows in the first three quarters of 2021, as compared to 2020, can be attributed to $312.5 million paid for acquisitions occurring during 2021 as compared to $15.9 million paid in 2020. Capital spending in the first three quarters of fiscal 2021 was $80.5 million, as compared to $71.0 million for the same period in 2020. We expect our capital expenditures to be in the range of $110 million to $120 million for fiscal 2021.
Financing Cash Flows-Our total interest-bearing debt was $916.1 million at September 25, 2021 and $766.3 million at December 26, 2020. Financing cash flows changed from an outflow of $110.0 million in the first three quarters of 2020 to an inflow of $101.0 million in the first three quarters of 2021. The financing cash inflow in the first three quarters of 2021 was primarily the result of our borrowing on the revolving credit agreement to partially fund the Prospera acquisition, slightly offset by principal payments on our debt, dividends paid, and the purchase of treasury shares. The financing cash outflow for the first three quarters of 2020 was due primarily to the purchase of noncontrolling interests, principal payments on our debt, dividends paid, and the purchase of treasury shares; somewhat offset by our debt borrowings.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen and thirty-nine weeks ended September 25, 2021 and September 26, 2020

	Thirteen weeks ended		Thirty-nine weeks ended
Dollars in thousands	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$520,188	$438,947	$1,551,701	$1,377,294
Gross Profit	143,724	115,116	426,167	385,314
Operating income	49,166	35,261	159,994	149,866
Net earnings	26,125	13,760	92,200	87,235
Net earnings attributable to Valmont Industries, Inc.	26,098	13,759	92,090	87,249

Supplemental Combined Parent and Guarantors Financial Information
September 25, 2021 and December 26, 2020

Dollars in thousands	September 25, 2021	December 26, 2020
Current assets	$729,047	$738,437
Noncurrent assets	813,116	701,571
Current liabilities	371,801	321,979
Noncurrent liabilities	1,287,332	1,100,657
Noncontrolling interest in consolidated subsidiaries	1,757	1,738
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $99,251 and $88,309 at September 25, 2021 and December 26, 2020. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $279,108 and $262,935 at September 25, 2021 and December 26, 2020.
Financing and Capital
The Board of Directors authorized the purchase of $250 million of the Company's shares without an expiration date in October 2018. The share purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any share repurchases under the share repurchase program and we may discontinue the share repurchase program at any time. Share repurchases were temporarily suspended at the end of the first quarter of 2020 until September 2020 as a precaution to preserve liquidity. We acquired 103,056 treasury shares for approximately $24.1 million under our share repurchase program during the first three quarters of 2021. As of September 25, 2021, we have approximately $123.9 million open under this authorization to repurchase shares in the future.

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

Our debt financing at September 25, 2021 is primarily long-term debt consisting of:
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

    At September 25, 2021 and December 26, 2020, we had $168.1 million and no outstanding borrowings under our revolving credit agreement, respectively. The revolving credit agreement contains certain financial covenants that may limit our additional borrowing capability under the agreement. At September 25, 2021, we had the ability to borrow $415.6 million under this facility, after consideration of standby letters of credit of $16.3 million associated with certain insurance obligations and international sales commitments. We also maintain certain short-term bank lines of credit totaling $139.7 million, $126.6 million of which was unused at September 25, 2021.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
On October 18, 2021, we along with our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, entered into an amendment and restatement of our revolving credit agreement with our lenders. The maturity date of the revolving credit facility was extended to October 18, 2026.
Borrowings under the amended and restated revolving credit agreement will bear interest, payable quarterly, monthly or at the end of any interest period (depending on the type of borrowing), at our option, at either:
•    term SOFR (based on one, three, or six month interest periods, as selected by us) plus a ten basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of our senior, unsecured, long-term debt;
•    the higher of (i) the prime lending rate, (ii) an overnight bank rate plus 50 basis points and (ii) term SOFR (based on a 1 month interest period) plus a 110 basis point adjustment plus, in each case, a spread of 0 to 62.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt; or
•    daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of our senior, unsecured, long-term debt.

A commitment fee, payable quarterly, is also required under the amended and restated revolving credit agreement which accrues at 10 to 25 basis points, depending on the credit rating of our senior, unsecured, long-term debt, on the average daily unused portion of the commitments under the amended and restated revolving credit agreement.
The amended and restated revolving credit agreement requires maintenance of a leverage ratio, measured as of the last day of each of our fiscal quarters, of 3.50:1 or less. The leverage ratio is the ratio of: (a) interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million); to (b) adjusted EBITDA. The debt agreements provide a modification of the definition of “EBITDA” to add-back any non-cash stock based compensation in any trailing twelve month period and allow for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature. The leverage ratio is permitted to increase from 3.50:1 to 3:75:1 for the four consecutive fiscal quarters after certain material acquisitions.
The amended and restated revolving credit agreement also contains customary affirmative and negative covenants for credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates and prepayments of indebtedness. The amended and restated revolving credit agreement also provides for acceleration of the obligations thereunder and exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).

    At September 25, 2021, we were in compliance with all covenants related to the debt agreements. The key covenant calculation at September 25, 2021 was as follows (in 000's):

Interest-bearing debt	$916,056
Less: Cash and cash equivalents in excess of $50 million	119,795
Net indebtedness	$796,261
Adjusted EBITDA-last four quarters	429,775
Leverage ratio	1.85
The calculation of Adjusted EBITDA-last four quarters (September 26, 2020 through September 25, 2021) is as follows. The last four quarters information ended September 25, 2021 is calculated by taking the full fiscal year ended December 26, 2020, subtracting the first three quarters ended September 26, 2020, and adding the first three quarters ended September 25, 2021.

Net cash flows from operations	$105,077
Interest expense	41,976
Income tax expense	56,765
Impairment of property, plant and equipment	(940)
Deferred income tax benefit	6,394
Noncontrolling interest	(1,767)
Pension plan expense	12,961
Contribution to pension plan	18,971
Changes in assets and liabilities	177,260
Other	(199)
EBITDA	416,498
Cash restructuring expenses	13,277
Adjusted EBITDA	$429,775

Net earnings attributable to Valmont Industries, Inc.	$204,590
Interest expense	41,976
Income tax expense	56,765
Stock-based compensation	24,034
Depreciation and amortization expense	89,133
EBITDA	416,498
Cash restructuring expenses	13,277
Adjusted EBITDA	$429,775
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
    We have cash balances of $169.8 million at September 25, 2021, approximately $145.0 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At September 25, 2021, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.4 million and $0.7 million, respectively.

Financial Obligations and Financial Commitments
    There have been no material changes to our financial obligations and financial commitments as described on page 34-35 in our Form 10-K for the fiscal year ended December 26, 2020 with the exception of the following:

During the second quarter of 2021 the Company, the Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25 year term. In recognition of this lease, an operating lease asset of $71,853 and an operating lease long-term liability of $71,196 was incurred. These amounts are included within other assets and operating lease liabilities, respectively, in the Condensed Consolidated Balance Sheets as of September 25, 2021.
Off Balance Sheet Arrangements
There have been no material changes in our off balance sheet arrangements as described on page 38 in our Form 10-K for the fiscal year ended December 26, 2020.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 39-42 in our Form 10-K for the fiscal year ended December 26, 2020 during the three months ended September 25, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended September 25, 2021. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 26, 2020.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
June 27, 2021 to July 24, 2021	—	$—	—	$126,356,000
July 25, 2021 to August 28, 2021	10,759	232.37	10,759	123,856,000
August 29, 2021 to September 25, 2021	—	—	—	123,856,000
Total	10,759	$232.37	10,759	$123,856,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of September 25, 2021, we have acquired 6,466,629 shares for approximately $876.1 million under this share repurchase program.

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
10.1
Second Amended and Restated Credit Agreement, dated as of October 18, 2021, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto.This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 18, 2021 (Commission file number 001-31429) and herein incorporated by reference.

22.1*	List of Issuer and Guarantor Subsidiaries.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated the 28th day of October, 2021.