Form 10-K
period 2021-12-25
VALMONT INDUSTRIES INC
filed 2022-02-23
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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

At February 17, 2022 there were 21,279,858 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 26, 2021 was $4,941,040,230.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 26, 2022 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 25, 2021, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 25, 2021

PART I
ITEM 1. BUSINESS.
    General
We are a diversified producer of products and services for infrastructure and agriculture markets. Our Infrastructure products and services are delivered through the Engineered Support Structures segment, the Utility Support Structure segment, and the Coatings segment. Our Irrigation products and services are delivered through the Irrigation segment. In 2021, the Company operated and reported its results in the following four reporting segments:
•Engineered Support Structures (ESS);
•Utility Support Structures (Utility);
•Coatings; and
•Irrigation

Our ESS segment offers solutions to help make roadways safer, infrastructure smarter, and increases connectivity through the following products: outdoor lighting, traffic control, and roadway safety structures, wireless communication structures and components, and engineered access systems. Our Utility segment helps deliver power with products to better harden grids to make infrastructure more resilient by selling structures to support electrical transmission, distribution lines, and substation conversion and storage. Our Irrigation segment produces mechanized irrigation equipment and related services to help deliver water, fertilizers, herbicides, and pesticides to agricultural crops that save time, conserve water, energy, and other input costs while also assisting in increasing yields. This segment also develops technology for better precision application including predictive, autonomous crop management. Our Coatings segment provides coatings services for Valmont and other industrial customers, to assist in extending the lifespan of infrastructure.

Customers and end-users of our products include municipalities and government entities globally, manufacturers of commercial lighting fixtures (OEM), contractors, telecommunications and utility companies, and large farming operations, as well as the general manufacturing sector. In 2021, approximately 34% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America.

We were founded in 1946, went public in 1968 and our shares trade on the New York Stock Exchange (ticker: VMI).

Business Strategy
Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers and engineering capability to increase our sales, earnings and cash flow, including:
Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, engineering proficiency, technological innovation and consistent high quality. Our Irrigation segment experienced sales volume growth in 2021 which we believe was partially due to the continuing importance of our precision agriculture/technology offerings.

Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently serve and where end-users do not currently purchase our type of product. For example, we have expanded our geographic presence in Europe, the Middle East, and North Africa for lighting structures. This strategy led to us building manufacturing presences in China and India to expand our offering of pole structures for lighting, utility and wireless communication to these markets. Our Irrigation segment has a long history of developing new emerging markets for mechanized irrigation around the world. In 2020, we secured a $240 million multi-year order for the Egypt market.
Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years we developed and sold structures for tramway applications in Europe, spun concrete distribution poles for the Utility markets, and began offering concealment solutions for the wireless communication markets.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify our Business is a path to increase sales. For example, the establishment and growth of our Coatings segment was based on using our expertise in galvanizing to develop what is now a global business segment. The decorative lighting market has different requirements and preferences than our traditional transportation and commercial markets. In 2021, we acquired Prospera Technologies, Ltd., an artificial intelligence technology company focused on machine learning and computer vision in agriculture providing an opportunity to grow recurring revenue through agronomy monitoring software solutions. In 2020, we acquired Solbras®, a provider of solar energy solutions for agriculture and during 2018, we acquired Convert Italia SpA, a provider of engineered single axis solar tracking solutions. These furthered our commitment to renewable energy which we believe will provide us future growth opportunities through the ability to bring power to underserved regions and transform unproductive land into efficient cropland.

Acquisitions
We have grown internally and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):
2017
•Acquisition of a highway safety business (Aircon) that manufactures guardrails, structural metal products, and solar structural products in India (ESS)
    2018
•Acquisition of an integrator of prepackaged pump stations (Torrent Engineering and Equipment) located in Indiana (Irrigation)
•Acquisition of a worldwide provider of parts for agricultural irrigation equipment, Irrigation Components International (ICI), located in the United States (Irrigation)
•Acquisition of an engineering and manufacturer of overhead sign structures (Walpar) located in Southeast United States (ESS)
•Acquisition of 75% of a provider of engineered solar tracker solutions (Convert Italia SpA) headquartered in Italy (Utility)
•Acquisition of a steel lattice structures producer (Derit) located in India (Utility)
•Acquisition of a galvanizing business (CSP Coating Systems) located in New Zealand (Coatings)
    2019
•Acquisition of a wireless communication concealment solutions provider (Larson Camouflage) headquartered in Arizona (ESS)
•Acquisition of the remaining 4.8% not previously owned of Valmont SM (Utility)
•Acquisition of a galvanizing business (United Galvanizing) located in Texas (Coatings)
•Acquisition of a manufacturer and distributor of wireless site components and safety products (Connect-It Wireless, Inc.) located in Florida (ESS)
2020
•Acquisition of the remaining 49% not previously owned of AgSense LLC (Irrigation)
•Acquisition of 55% of a provider of solar solutions for Agriculture (Solbras) located in Brazil (Irrigation)
•Acquisition of KC Utility Packaging, LLC, a utility substation product provider (Utility)
2021
•Acquisition of Prospera Technologies, Ltd, an artificial intelligence company in agriculture located in Israel (Irrigation)
•Acquisition of PivoTrac, a remote monitoring Irrigation service company in Texas (Irrigation)
Divestitures
    In 2018, the Company divested of Donhad, a grinding media producer in Australia.

    Segments
The Company has four reportable segments based on our management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment.
Our reportable segments are as follows:
Engineered Support Structures: This segment consists of the manufacture and distribution of engineered poles, towers, and components for lighting, transportation, and wireless communication markets, engineered access systems, integrated structure solutions for smart cities, and highway safety products;
Utility Support Structures: This segment consists of the manufacture of engineered steel and concrete structures for utility markets, including transmission, distribution, substation products, and renewable energy generation equipment;

Coatings: This segment consists of galvanizing, CorroCote, anodizing, and powder coating services to preserve and protect metal products; and

Irrigation: This segment consists of the manufacture of center pivots and linear irrigation equipment for agricultural markets, including parts, services, and tubular products, and advanced technology solutions for water management and precision agriculture.

Information concerning the principal products produced and services rendered, markets, competition and distribution methods for each of our four reportable segments is set forth below.
    Engineered Support Structures Segment (ESS)
Products Produced—We design, engineer, and manufacture steel, aluminum, wood, and composite poles and structures for a wide range of lighting and highway transportation applications. The demand for these products is driven by infrastructure, commercial and residential construction and by consumers’ desire for well-lit streets, highways, parking lots and common areas. Valmont structures help keep these areas safer, provide technologically advanced solutions for smart cities, and support 24-hour convenience. Beyond design, technical, and engineering needs, customers also want products that are visually appealing and meet local aesthetic requirements. In Europe, Valmont is a leader in decorative lighting poles, which provide an attractive yet functional solution for our customers. We are leveraging this expertise to expand our decorative product sales in North America, and the Middle East.

Valmont traffic and overhead sign structures contribute to the orderly flow of automobile traffic. These poles, which support traffic signals and overhead signs, are engineered to meet customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g. wind, ice) and the products loaded on the structure (e.g. lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. Valmont has expanded its capabilities in the traffic market with the development of patented vibration mitigation technology which continuously improves the safety of traffic and roadway structures by reducing the effects of wind and fatigue. Our transportation segment also includes highway safety system products that are designed and engineered to enhance roadway safety. These systems include guard rail barriers, wire rope safety barriers, crash attenuation barriers and other products. Additionally, Valmont has expanded into the bridge market with the development of our Con-Struct Bridge system. These steel systems are effective, long lasting, and can be installed quickly to reduce costs and expand the life of the structure.

We also engineer, manufacture, and distribute a broad range of structures (poles and towers), camouflage concealment solutions, and components serving the wireless communication market supporting expanded 5G customer needs. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices) and components (items that are used to mount antennas to a structure and to connect cabling and other parts from the antennas to the shelter). Larger monopole structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these monopole structures, design is important to ensure each structure meets performance and safety specifications.
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

Markets—The key markets for our products and solutions are the transportation, construction, and industrial markets. The transportation market includes street and highway lighting, traffic control, and bridges; all of which are supported through both state and federal government spending programs. For example, the U.S. government will fund infrastructure improvement through the newly passed Infrastructure Investment and Jobs Act. This bill will allocate funding to reinforce the nation’s bridges, increase safety for the travelling public, update airport, ports, and waterways, and improve the highway and roads systems. Many products from our transportation product portfolio will be utilized when making these enhancements including traffic structures, bridge systems, roadway and street lighting, highmast lighting, etc. Matching funding from the various states may be required as a condition of federal funding. Additionally, public and private partnerships have recently emerged as an additional funding source. In the United States, there are approximately 4 million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. Transportation markets in other areas of the world are also heavily funded by local and national governments.

The construction market is mostly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums and business parks. This market is driven by macro-economic factors such as general economic growth rates, interest rates and the commercial construction economy. Valmont has many long-standing relationships with OEM (also manufacture light fixtures and equipment) who also serve this market. Industrial markets for access systems are typically driven by infrastructure, industrial and commercial construction spending. Customers include construction firms or installers who participate in these markets, natural gas and mineral exploration companies, resellers such as steel service centers, and end users.

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

Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads and the power lines attached to the structure, in order to arrive at the final design. In Northern Europe, we produce utility structures for offshore and onshore wind energy. We also manufacture complex steel structures such as rotor houses for wind turbines.
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

Markets—Our sales in this segment are mainly in North America, where the key drivers in the utility business are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, interconnection of regional grids to share more efficient generation to the benefit of the consumer and increased electrical consumption which has outpaced the transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to the compelling industry drivers and lack of investment prior to 2008. In international markets, electrical consumption is expected to increase. This will require substantial investment in new electricity generation capacity and growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user, as is used in the U.S. markets today. As utilities increase development of large-scale solar power and micro-grid applications, single axis tracker solutions will be an essential tool for achieving higher energy production. Sales of complex steel structures, wind turbine towers, rotor houses, and utility transmission structures mainly occur within Europe. Approximately 35% of all ground-mounted solar energy projects constructed globally during 2019 utilized trackers according to Wood Mackenzie. Our solar tracker products are used in some of the largest solar projects in the world with over a decade of track record, which is unique in the single-axis solar tracker industry.
Competition—Our competitive strategy in this segment is to provide high value solutions to the customer at the appropriate price. We compete on the basis of product quality, engineering expertise, high levels of customer service, and reliable and timely delivery of the product. There are a number of competitors in North America, but there are many competitors in international markets. Companies compete on the basis of price, quality and service. Utility sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criteria in the bid process. We also sell on a preferred-provider basis to certain large utility customers. These contractual arrangements often last between 3 and 5 years and are frequently renewed. For offshore and other complex steel structures, we compete on price based on our ability to co-engineer and design solutions with customers. We are one of a limited number of competitors that can execute advanced order production of complex steel constructions that require a high degree of engineering and complex manufacturing customization.
Distribution Methods—Products are normally sold directly to electrical utilities or energy providers with some sales sold through commissioned sales agents.
    Coatings Segment (Coatings)
Services Rendered—We add finishes to metals that inhibit corrosion, extend service lives and enhance the aesthetics of a wide range of materials and products. We take unfinished products from our customers and return them with a galvanized, anodized or painted finish. Hot-dip galvanizing is a process that protects and prolongs the life of steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. CorroCote adds a protection to steel for those products that are anchored below ground against the corrosive effects of soil and underground moisture. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed a variety of colors. We also paint products using powder coating for a number of industries and markets.
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
    Irrigation Segment (Irrigation)
Products Produced—We manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valley irrigation machine is powered by electricity (via solar, grid, or diesel generator) and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from 4 acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. The irrigation machine used in international markets is substantially the same as the one produced for the North American market. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in the transportation and other industries.
Our remote management capabilities allow control of pivots and a variety of other farm equipment on any web-connected device and our suite of advanced technology solutions offers capabilities to assist in reducing water and energy use. Our crop anomaly detection can alert growers of pivot-related water issues with artificial intelligence and machine learning (in select markets) to help farmers determine where and how much to irrigate. During fiscal 2021, we purchased Prospera Technologies Ltd, a leading global artificial intelligence and machine learning provider of advanced agronomy monitoring solutions. Irrigation net sales in 2021, 2020, and 2019 included technology sales of $97.9 million, $67.1 million, and $56.7 million, respectively. We also sell solar energy solutions for agriculture primarily in international markets.

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
•    only 2.5% of total worldwide water supply is freshwater
•    of that 2.5%, only 30% of freshwater is available to humans
•    the largest user of that freshwater is agriculture
We believe these factors, along with the trends of a growing worldwide population, improving diets, and governments' efforts to address food security, reflect the need to use water more efficiently while increasing food production to feed this growing population. We believe that mechanized irrigation can improve water application efficiency by 40-90% compared with traditional irrigation methods by applying water uniformly near the root zone and reducing water runoff. Furthermore, reduced water runoff improves water quality in nearby rivers, aquifers and streams, thereby providing environmental benefits in addition to conservation of water.
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
Distribution Methods—We market our irrigation machines, technology offerings, and service parts through independent dealers. There are approximately 270 dealer locations in North America, with another approximately 400 dealers serving international markets in over 60 countries. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine) and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional headquarters in South America, South Africa, Western Europe, Australia, China and the United Arab Emirates as well as the home office in Valley, Nebraska.
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
Patents, Licenses, Franchises and Concessions.
We have a number of patents for our manufacturing machinery, poles, highway guardrail, and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent or trademark would have a material adverse effect on our financial condition, results of operations or liquidity.

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
Backlog.
The backlog of orders for the principal products manufactured and marketed was $1,621.9 million at the end of the 2021 fiscal year and $1,139.1 million at the end of the 2020 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2021 backlog of orders will be filled during fiscal year 2022. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/25/2021	12/26/2020
Engineered Support Structures	$376.9	$247.1
Utility Support Structures	773.9	563.3
Irrigation	471.0	328.3
Coatings	0.1	0.4
	$1,621.9	$1,139.1

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
Number of Employees.
At December 25, 2021, we had 11,041 employees.
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

At December 25, 2021 we had approximately 6,080 employees in the United States and 4,959 employees in foreign countries. The Company places a high value on diversity and inclusion, encouraging employees with diverse backgrounds and experiences who share a common interest in profitable development, improving corporate culture, and delivering sustainable business results.

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

For additional information, please see the “About Us” and "Sustainability" pages on our website and section titled “Governance, Human Capital and Sustainability Highlights” in the Company’s 2022 Proxy Statement.

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
Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $750 million in 2021. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.
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
Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. As of December 2021, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2021 net farm income to be $116.8 billion, an increase of 23 percent from the USDA’s estimated U.S. 2020 net farm income of $94.8 billion. The increase is primarily related to an increase in cash receipts from crops and livestock that is offsetting a portion of the decrease in government support payments. If estimates hold, U.S. net farm income in 2021 will be the highest level since 2013.
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
Rising steel prices in 2021 put pressure on gross profit margins, especially in our Utility Support Structures segment. The elapsed time between the release of a customer's purchase order and the manufacturing of the product ordered can be several months. As some of the sales in the Engineered Support Structures and Utility Support Structures segments are fixed price contracts, rapid increases in steel costs likely will result in lower operating income. Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred in North America in 2019. Decreases in our product sales pricing and volumes offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our utility support structures segment by approximately $75 million for the year ended December 25, 2021.
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
Demand for our infrastructure products including coating services is highly dependent upon the overall level of infrastructure spending.
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
    We sell our products in many countries around the world. Approximately 35% of our fiscal 2021 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.
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

In addition to the discussion above of Economic and Business Risks, please see our further discussion on interest rates, foreign currency exchange rates and commodity prices included in “MARKET RISK” within "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 in this report.

Legal and Regulatory Risks

We may lose some of our foreign investment or our foreign sales and profits may decline because of risks of doing business in foreign markets, including trade relations and tariffs.

We are an international manufacturing company with operations around the world. At December 25, 2021, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2021, approximately 34% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America (primarily the United States, Canada, and Mexico). We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe, and health issues, such as the outbreak and spread of coronavirus in China. Our geographic diversity also requires that we hire, train and retain competent management for the various local markets.
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
As of December 25, 2021, we had $965.4 million of total indebtedness outstanding. We had $590.5 million of capacity to borrow under our revolving credit facility at December 25, 2021. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:
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
We had $177 million of cash at December 25, 2021. Approximately 96% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and business prospects.
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
Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 25, 2021, covered approximately 6,500 inactive or retired former Delta employees. The plan has no active employees as members. At December 25, 2021, this plan was, for accounting purposes, underfunded by approximately £0.3 million ($0.5 million). The current agreement with the trustees of the pension plan for annual funding is approximately £13.1 million ($17.5 million) in respect of the funding shortfall and approximately £1.3 million ($1.7 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:
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
•The United Kingdom regulates the pension plan and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan which could be significantly greater than the £0.3 million ($0.5 million) assumed for accounting purposes as of December 25, 2021. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to fund the Company’s future growth of the business or finance other obligations.
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

For example, in 2021, we acquired Prospera Technology Ltd, an integrated artificial intelligence (AI) technologies company that provides real-time crop analysis and anomaly detection solutions in agricultural fields. To provide these services, Prospera develops algorithms that can detect, with a high accuracy, field anomalies caused by pests, disease or water issues. We store, process and transmit agricultural field data. A failure to integrate innovative acquisitions such as Prospera could negatively impact future growth in our technology sales.

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

    Cyber crime continually increases in sophistication and may pose a significant risk to the security of our information technology systems and networks, which if breached could materially adversely affect the confidentiality, availability and integrity of our data. Our operations involve transferring data across national borders, and we must comply with increasingly complex and rigorous standards to protect business and personal data in the U.S. and foreign countries, including members of the European Union. Additionally, our operations also include innovative technologies, such as Prospera Technology Ltd, an integrated AI technologies company. Successful cybersecurity attacks or other security incidents could result in the loss of key innovations in artificial intelligence, internet of things (IoT), or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks, or other means; and business delays, service or system disruptions or denials of service. We protect our sensitive information and confidential personal data, our facilities and information technology systems, but we may be vulnerable to future security breaches. This could lead to legal risk, fines and penalties, negative publicity, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes and operational disruptions, which could adversely affect our reputation, competitiveness and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
In the second quarter of 2021, we moved our corporate headquarters to a new leased facility in Omaha, Nebraska, under a lease expiring in 2046. The Company’s reportable segments are located at the corporate headquarters. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska, McCook, Nebraska, Tulsa, Oklahoma, Brenham, Texas, Charmeil, France, Monterrey, Mexico, Siedlce, Poland, and Shanghai, China. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies and expanding capacities where needed. Our principal operating locations by reportable segment are listed below.
Engineered Support Structures segment North America manufacturing locations are in Nebraska, Texas, Alabama, Indiana, Minnesota, Oregon, South Carolina, Washington, Arizona and Canada. The largest of these operations are in Valley, Nebraska and Brenham, Texas, both of which are owned facilities. We have communication components distribution locations in New York, California, Florida, Colorado, Nebraska, Georgia, and Texas. International locations are in France, the Netherlands, Finland, Estonia, England, Germany, Poland, Morocco, Australia, Indonesia, the Philippines, Thailand, Malaysia, India and China. The largest of these operations are in Charmeil, France and Shanghai, China, both of which are owned facilities.
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
Coatings segment North America operations include U.S. operations located in Nebraska, California, Minnesota, Iowa, Pennsylvania, Illinois, Kansas, New Jersey, Oregon, Utah, Oklahoma, Texas, Virginia, Alabama, Florida and South Carolina and two locations near Toronto, Canada. International operations are located in Australia, New Zealand, Malaysia, the Philippines and India.
Irrigation segment North America manufacturing operations are located in Valley, Nebraska, McCook, Nebraska and Indiana. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil, Jebel Ali,

United Arab Emirates, Shandong, China and a technology R&D center in Israel. All facilities are owned except for China and Israel, which are leased.

ITEM 3. LEGAL PROCEEDINGS.
We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses.

ITEM 4. MINE SAFETY DISCLOSURES.
    Not Applicable.

Information about our Executive Officers
    Our current executive officers, their ages, positions held, and the business experience of each during the past five years are, as follows:
Stephen G. Kaniewski, age 50, President and Chief Executive Officer since December 31, 2017, previously President and Chief Operating Officer since October 2016. Utility Support Structures Group President, August 2015 to October 2016. Vice President of Global Operations for the Irrigation segment in 2014.
Avner M. Applbaum, age 50, Executive Vice President and Chief Financial Officer since March 2020. Chief Financial Officer and Chief Operating Officer of Double E Company, an equipment manufacturer from 2017 to March 2020. Chief Financial Officer of Aerostar Aerospace, a manufacturer of high-complexity parts from 2016 to 2017.
Diane Larkin, age 57, Executive Vice President Global Operations since June 2020. Senior Vice President of Operations and Global Supply for Pentair from 2017 to 2020. She held other operational leadership roles at Pentair from 2009 to 2017.
Aaron Schapper, age 48, Executive Vice President, Infrastructure since February 2020. Utility Support Structures Group President October 2016 to February 2020. General Manager, International Irrigation, October 2011 to October 2016.
Renee L. Campbell, age 52, Senior Vice President, Investor Relations and Treasurer since February 2022. Vice President, Investor Relations and Corporate Communications 2017 - 2022. Director of Global Treasury, Intrado (formerly West Corporation) 2016-2017.
Timothy P. Francis, age 45, Senior Vice President and Controller since June 2014.
T. Mitchell Parnell, age 56, Senior Vice President Human Resources since January 2019. Vice President Human Resources, Valmont Engineered Support Structures 2016 - 2018.
Claudio O. Laterreur, age 55, Senior Vice President and Chief Information Officer since May 2019. US Industrial Products Partner at IBM and North America Vice President for manufacturing at Neoris, from 2013 to 2019.
R. Andrew Massey, age 52, Vice President and Chief Legal & Compliance Officer since 2006.
Ellen S. Dasher, age 52, Vice President Global Taxation since December 2015, previously Assistant Director of Taxation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 25,765 shareholders of common stock at December 25, 2021.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2021 to October 23, 2021	—	$—	—	$123,856,000
October 24, 2021 to November 27, 2021	8,777	227.22	8,777	121,862,000
November 28, 2021 to December 25, 2021	—	—	—	121,862,000
Total	8,777	$227.22	8,777	$121,862,000
On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of December 25, 2021, we have acquired 6,475,406 shares for approximately $878.0 million under this share repurchase program.

ITEM 6. [RESERVED]

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

General

	2021	2020	Change 2021 - 2020	2019	Change 2020 - 2019
	Dollars in millions, except per share amounts
Consolidated
Net sales	$3,501.6	$2,895.4	20.9%	$2,767.0	4.6%
Gross profit	883.9	765.5	15.5%	682.7	12.1%
as a percent of sales	25.2%	26.4%		24.7%
SG&A expense	597.1	539.6	10.7%	454.8	18.6%
as a percent of sales	17.1%	18.6%		16.4%
Operating income	286.8	225.9	27.0%	227.9	(0.9)%
as a percent of sales	8.2%	7.8%		8.2%
Net interest expense	41.4	38.7	7.0%	36.2	6.9%
Effective tax rate	23.6%	25.7%		23.9%
Net earnings attributable to Valmont Industries, Inc	195.6	140.7	39.0%	146.4	(3.9)%
Diluted earnings per share	$9.10	$6.57	38.5%	$6.73	(2.4)%
Utility Support Structures Segment
Net sales	$1,121.0	$1,002.2	11.9%	$885.6	13.2%
Gross profit	197.1	210.4	(6.3)%	187.6	12.2%
SG&A expense	129.5	109.6	18.2%	99.8	9.8%
Operating income	67.6	100.8	(32.9)%	87.8	14.8%
Engineered Support Structures Segment
Net sales	$1,064.4	$983.5	8.2%	$1,002.1	(1.9)%
Gross profit	296.1	271.4	9.1%	229.0	18.5%
SG&A expense	180.6	206.1	(12.4)%	163.4	26.1%
Operating income	115.5	65.3	76.9%	65.6	(0.5)%
Coatings Segment
Net sales	$299.1	$269.6	10.9%	$300.6	(10.3)%
Gross profit	92.2	86.4	6.7%	94.2	(8.3)%
SG&A expense	41.9	43.4	(3.5)%	43.2	0.5%
Operating income	50.3	43.0	17.0%	51.0	(15.7)%
Irrigation Segment
Net sales	$1,017.1	$640.1	58.9%	$578.7	10.6%
Gross profit	297.7	197.3	50.9%	171.9	14.8%
SG&A expense	160.6	114.2	40.6%	100.2	14.0%
Operating income	137.1	83.1	65.0%	71.7	15.9%
Net corporate expense
Gross profit	$0.8	$—	—	$—	—%
SG&A expense	84.5	66.3	27.5%	48.2	37.6%
Operating loss	(83.7)	(66.3)	26.2%	(48.2)	37.6%

RESULTS OF OPERATIONS
FISCAL 2021 COMPARED WITH FISCAL 2020
    Overview
The increase in net sales in 2021, as compared with 2020, was due to higher sales in all segments. The changes in net sales in 2021, as compared with 2020, were as follows:

	Total	Utility	ESS	Coatings	Irrigation
Sales - 2020	$2,895.3	$1,002.1	$983.5	$269.6	$640.1
Volume	241.4	44.6	(29.6)	(0.4)	226.8
Pricing/mix	321.3	69.7	85.5	21.6	144.5
Acquisition	10.9	2.2	—	—	8.7
Currency translation	32.7	2.4	25.0	8.3	(3.0)
Sales - 2021	$3,501.6	$1,121.0	$1,064.4	$299.1	$1,017.1
    Volume effects are estimated based on a physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.
    Average steel prices for both hot rolled coil and plate were higher in 2021, as compared to 2020, contributing to higher cost of sales and lower gross profit margin for the Utility and Irrigation segments and the overall Company as raw material cost inflation was not fully recovered through selling pricing mechanisms.

    Items Impacting Comparability

Items of note impacting the comparability of results from net earnings for 2021 included the following:

•charges totaling pre-tax $27.9 million ($21.7 million after-tax) related to the impairment of the Offshore and other complex steel structures long-lived assets. In addition, income tax expense of $5.1 million to establish a valuation allowance related to the tax assets of the associated product line,
•Stock based compensation expense of $5.2 million ($4.8 million after-tax) for the employees from the recently acquired Prospera subsidiary, and
•charges totaling $5.5 million ($4.3 million after-tax) related to the write-off of a receivable.

Items of note impacting the comparability of results from net earnings for 2020 included the following:

•charges totaling $16.6 million ($16.2 million after-tax) related to the impairment of goodwill and tradenames for the Access Systems reporting unit (ESS segment),
•charges totaling $23.1 million ($17.3 million after-tax) related to our 2020 restructuring plan.

Acquisitions

    The Company acquired the following businesses in 2021 and 2020:

•Prospera in the second quarter of 2021 for $300 million. Prospera is a privately-held Israeli-based artificial intelligence company focused on machine learning and computer vision in agriculture (Irrigation),
•PivoTrac in the second quarter of 2021 for $12.5 million. PivoTrac is an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Irrigation),
•Energia Solar Do Brasil ("Solbras") in the second quarter of 2020 for $4.3 million. Solbras is a leading provider of solar energy solutions for agriculture (Irrigation), and
•Remaining 49% of AgSense LLC in the first quarter of 2020 for $44.0 million (Irrigation).

COVID-19 Impact on Financial Results and Liquidity

During 2020 and to a lesser extent in 2021, the effects of COVID and the related actions of governments and other authorities to contain COVID affected and continue to affect the company’s operations, results, and cash flows. We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. All our manufacturing facilities were open and fully operational as of December 25, 2021. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

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

Fiscal 2020 Restructuring Plan

    During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The increase in 2021 gross profit and operating income due to the 2020 restructuring expense that did not recur in 2021 by segment is as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Gross profit	$6.8	$1.0	$4.2	$1.6	$—	$—
Operating Income	$23.1	$7.6	$6.6	$3.9	$3.0	$2.0

Currency Translation

    In 2021, we realized a reduction in operating profit, as compared with fiscal 2020, due to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	ESS	Utility	Coatings	Irrigation	Corporate
Full year	$0.9	$1.4	$(0.6)	$1.4	$(0.3)	$(1)

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was lower in 2021, as compared with 2020, due to higher raw material costs which were partially offset by an increase in average selling prices across all segments. Gross profit increased for the ESS, Coatings, and Irrigation segments in 2021, but was lower for the Utility segment which recognized a $21.4 million impairment of property, plant, and equipment at the Offshore and other complex steel structures reporting unit during 2021.
    The Company saw an increase in selling, general, and administrative (SG&A) expense in 2021, as compared to 2020. The increase was primarily due to the SG&A attributed to the Prospera acquisition (acquired in May 2021) and higher incentives and stock-based compensation due to improved operations, and the $5.5 million write off of an international accounts receivable in the Utility segment. These increases in SG&A were partially offset by $16.3 million of restructuring expense (mostly severance) recognized during 2020 that did not recur in 2021. Impairments of intangible assets (and goodwill in 2020) of $6.5 million and $16.6 million were recognized in 2021 and 2020, respectively.

Net Interest Expense and Debt

    Net interest expense in 2021 was higher than 2020, due to higher average borrowings during the year. Interest income was lower in 2021, as compared to 2020, due to lower interest rates.

Other Income/Expense

    The change in other income/expenses in 2021, as compared to 2020, was due to an increase of approximately $7.3 million of income recognized from the Delta pension plan.

Income Tax Expense

    Our effective income tax rate in 2021 and 2020 was 23.6% and 25.7%, respectively. In 2021, the decrease in the effective tax rate was the result of a U.S. tax benefit related to foreign taxes paid which was offset by a valuation allowance recorded against the Offshore and other complex steel structures' deferred tax assets. In 2020, the effective tax rate was impacted by the partial impairment of goodwill and tradename for the Access Systems business that was not fully tax deductible.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests was comparable in 2021 with 2020.

Cash Flows from Operations
    Our cash flows provided by operations was $65.9 million in fiscal 2021, as compared with $316.3 million provided by operations in fiscal 2020. The decrease in operating cash flow in 2021, as compared with 2020, was due to the $289.9 million increase in inventory and the $69.3 million increase in accounts receivable partially offset by the increase in accounts payable and accrued expenses of $119.3 million and the early payment (December 2020) of the required 2021 annual contribution to the Delta pension plan that did not occur in 2021.

    Engineered Support Structures (ESS) segment
Net sales were higher in 2021 as compared to 2020, primarily driven by an increase in average selling prices across all product lines, and favorable foreign currency translation effects which offset the decrease in sales volumes for the lighting, traffic, and highway product line. Sales amounts were higher for the communication products and access systems product lines while comparable for lighting, traffic, and highway products' line year over year. Customer pricing actions were taken across all product lines during 2021 to counter the significant inflation seen in materials, most specifically steel.
Lighting, traffic, and highway safety product sales in 2021 were $0.4 million higher, as compared to 2020. In North America, sales decreased slightly as declines in volumes within the transportation markets were partially offset by increased higher average selling pricing year over year. Lighting, traffic, and highway safety product sales in international markets increased in 2021, as compared to 2020, due to favorable foreign currency translation effects of approximately $18 million, slightly higher average selling prices, and slightly lower sales volumes.
Communication product line sales were higher by $50 million in 2021 as compared with 2020. In North America, communication product sales volumes increased due to strong demand from 5G and other connectivity initiatives and an increase in average selling prices. Communication product line sales within international markets increased modestly in 2021 mostly attributed to an increase in volume.
Access Systems product line net sales increased by $17.5 million in 2021, as compared to 2020. Favorable foreign currency translation effects were approximately $6 million in 2021, as compared to 2020, with the majority of the remaining increase in 2021 attributed to improved sales volumes.
Gross profit was higher in 2021, as compared to 2020, primarily from the sales volume increase in the communication product line. SG&A was lower in 2021 versus 2020 due primarily to recording a partial goodwill and tradename impairment for the Access Systems business of $16.6 million during 2020. Operating income increased in 2021 due the gross profit contribution from the increase in sales volumes and the lower SG&A due to the goodwill and tradename impairment of the Access Systems business and other restructuring costs recognized in 2020 that did not recur in 2021.
Utility Support Structures (Utility) segment
    In the Utility segment, sales increased in 2021, as compared with 2020, due primarily to an increase in average selling prices for the steel structures product line. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Our average selling prices for the steel structures product line were higher during the second half of 2021, as compared to 2020, reflecting the significant inflation seen in the cost of steel during 2021.
    Offshore and other complex steel structures sales was comparable in 2021 to 2020 and solar tracking solutions sales decreased $23.5 million in 2021, as compared to 2020, due to a decrease in sales volumes attributed to less large projects.
    Gross profit decreased in 2021, as compared to 2020, due primarily to the $21.4 million impairment of long-lived asset for the offshore steel structures product line. SG&A expense was higher in 2021, as compared with 2020, primarily due to $6.5 million of impairments of Offshore and other complex steel structures intangible assets and a $5.5 million write-off of an account receivable. These increases in SG&A were partially offset by the 2020 restructuring actions, including the early retirement program, which resulted in $2.5 million of expense during 2020 that did not recur in 2021. Operating income decreased in 2021 primarily due to the $27.9 million impairment of long-lived assets for the Offshore and other complex steel structures reporting unit.
    Coatings segment
    Coatings segment sales increased in 2021, as compared to 2020, due to higher average selling prices and favorable foreign currency translation. In North America, higher average selling prices helped to counteract the higher cost of zinc that incurred throughout the year. North America continued to see decreased industrial production attributed largely to the economic impacts from COVID-19, but not to the severity of 2020. In the Asia-Pacific region, sales volumes improved in all regions, primarily due to an increase in average sales price, higher volumes, and favorable foreign currency translation.
    SG&A expense decreased in 2021, as compared to 2020. SG&A expense in 2020 included $2.4 million of non-recurring costs related to closing down a Coatings location in North America and the early retirement program that did not recur in 2021. Operating income was higher in 2021, compared to 2020, due to the higher average selling prices and foreign currency translation in North America and Asia and the lower SG&A expense, partially offset by startup costs incurred in 2021 related to the new Pittsburgh facility.
    Irrigation segment
    Irrigation segment net sales increased in 2021, as compared to 2020, primarily due to higher sales volumes in almost all markets, as well as higher average selling prices. Net sales also increased slightly due to the continuing increase in sales of technology-related products and services, strengthened by our acquisitions of Prospera and PivoTrac. The sales increase for international irrigation of $215.7 million was primarily due to deliveries on the multi-year Egypt project and higher sales volumes in Brazil. In North America, higher sales volumes for irrigation systems and parts were driven by improved agricultural commodity prices. Average selling prices for the North American tubular product line were up substantially in 2021, versus 2020, to reflect the inflation seen in the cost of steel during 2021.
    SG&A was higher in 2021, as compared to 2020, due to approximately $20.0 million of SG&A from recently acquired Prospera and PivoTrac, higher compensation costs, and higher incentives due to improved business performance. These increases were somewhat offset by one-time costs associated with the early retirement program incurred in 2020. Operating income increased in 2021 over 2020, as improved global sales volumes and pricing more than offset increases in the cost of steel.
Net corporate expense
    Corporate SG&A expense was higher in 2021 as compared to 2020. The increase can be attributed to higher incentive expenses due to improved business performance, an increase in stock compensation expense, an increase in acquisition diligence expense, as well as an increase in rent expense with the new corporate headquarters lease. The increase was partially offset by $1.7 million of non-recurring severance costs from the 2020 early retirement program and the change in valuation of deferred compensation plan assets which resulted in lower expense in 2021, as compared to 2020. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

LIQUIDITY AND CAPITAL RESOURCES
Capital Allocation Philosophy
We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation/priorities for cash generated:
•working capital and capital expenditure investments necessary for future sales growth;
•dividends on common stock in the range of 20% of the prior year's fully diluted net earnings;
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
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 25, 2021, we have acquired approximately 6.5 million shares for approximately $878.0 million under this share repurchase program.
Sources of Financing
Our debt financing at December 25, 2021 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of December 25, 2021, principally consisted of:
•$450 million face value ($436.9 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
•$305 million face value ($297.7 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
    We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.
    Our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, had a maturity date of October 18, 2022. On October 18, 2021, we along with our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, entered into an amendment and restatement of our revolving credit agreement with our lenders. The term was extended to October 18, 2026.
The revolving credit facility provides for $800 million of committed unsecured revolving credit loans with available borrowings thereunder to $400 million in foreign currencies.  We may increase the credit facility by up to an additional $300 million at any time, subject to lenders increasing the amount of their commitments. The Company and our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility. The obligations arising under the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:
(a)    term SOFR (based on a 1, 3 or 6 month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company's senior, unsecured, long-term debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.;
(b)    the higher of
•the prime lending rate,
• the overnight bank rate plus 50 basis points, and
•term SOFR (based on a 1 month interest period) plus 100 basis points, plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior, unsecured, long-term debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.; or
(c)    daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company's senior, unsecured, long-term debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.
A commitment fee is also required under the revolving credit facility which accrues at 10 to 25 basis points, depending on the credit rating of our senior, unsecured long-term debt published by Standard and Poor's Rating Services and Moody's Investor Services, Inc., on the average daily unused portion of the commitments under the revolving credit agreement.
At December 25, 2021, we had outstanding borrowings of $218.9 million under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. At December 25, 2021, we had the ability to borrow $590.5 million under this facility, after consideration of standby letters of credit of $0.7 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $137.8 million; $124.4 million of which was unused at December 25, 2021.
Our senior, unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.
The revolving credit facility requires maintenance of a financial leverage ratio, measured as of the last day of each of our fiscal quarters, of 3.50:1 or less. The leverage ratio is the ratio of: (a) interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million); to (b) adjusted EBITDA. The debt agreements provide a modification of the definition of “EBITDA” to add-back any non-cash stock-based compensation in any trailing twelve month period and allow for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature. The leverage ratio is permitted to increase from 3.50:1 to 3:75:1 for the four consecutive fiscal quarters after certain material acquisitions.
The amended and restated revolving credit agreement also contains customary affirmative and negative covenants or credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates and prepayments of indebtedness. The amended and restated revolving credit agreement also provides for acceleration of the obligations thereunder and exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).
    At December 25, 2021, we were in compliance with all covenants related to these debt agreements.
The calculation of Adjusted EBITDA-last four quarters and the Leverage ratio are presented under the column for fiscal 2021 in footnotes (b) and (c) to the tables below in Selected Financial Measures.

Cash Uses
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to pension plan, and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.
Cash requirements for fiscal 2022 are expected to consist primarily of capital expenditures, Delta pension plan contributions, operating leases, and interest on outstanding debt. The Company also has unconditional purchase commitments that relate to purchase orders for zinc, aluminum and steel, all of which we plan to use in 2022. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period. Total capital expenditures for fiscal 2022 are expected to be approximately $115 million.
The following table summarizes current and long-term material cash requirements as of December 25, 2021 (in millions of dollars):

Contractual Obligations	Total	Next 12 months	Thereafter
Long‑term debt	$979.6	$4.9	$974.7
Interest[1]	1,075.6	41.4	1,034.2
Delta pension plan contributions	175.8	19.5	156.3
Operating leases	235.4	23.2	212.2
Total contractual cash obligations	$2,466.4	$89.0	$2,377.4
1 Interest expense amount assumes that long-term debt will be held to maturity.
Our businesses are cyclical, but we have diversity in our markets, from a product, customer and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2022 and beyond.
We have cash balances of $177.2 million at December 25, 2021, approximately $169.5 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At December 25, 2021, we have a liability for foreign withholding taxes and U.S. state income taxes of $2.7 million and $0.7 million, respectively.
Cash Flows

(Dollars in thousands)	2021	2020	2019
Cash flow data:
Net cash flows from operating activities	$65,938	$316,294	$307,614
Net cash flows from investing activities	(417,308)	(104,029)	(168,150)
Net cash flows from financing activities	133,500	(173,756)	(98,950)
Operating Cash Flows and Working Capital- Cash generated from operating activities totaled $65.9 million in 2021, compared with $316.3 million in 2020 and $307.6 million in 2019. Net working capital was $946.9 million at December 25, 2021, as compared with $881.3 million at December 26, 2020. The increase in net working capital in 2021 was attributed to an increase in inventory (primarily driven by the impact of higher steel costs) and receivables (primarily driven by higher sales in the fourth quarter), somewhat offset by increases in accounts payable and accrued compensation and benefits (primarily driven by higher accrual for incentives earned during 2021) and the use of cash to facilitate our investing and financing activities. The decrease in operating cash flow in 2021 was favorably impacted by the required 2021 annual contribution to the Delta pension plan being made early in December 2020.
Investing Cash Flows- Cash used in investing activities totaled $417.3 million in 2021, compared to $104.0 million in 2020. Investing activities in 2021 primarily included capital spending of $107.8 million and the acquisition of two businesses within the Irrigation segment for $312.5 million. In 2020, investing activities primarily included capital spending of $106.7 million, acquisitions of $15.9 million, proceeds from the settlement of a net investment hedge of $12.0 million, and proceeds from the sale of assets of $10.9 million.
Financing Cash Flows- Cash provided by financing activities totaled $133.5 million in 2021, compared to cash used in financing activities of $173.8 million in 2020. Our total interest‑bearing debt increased to $965.4 million at December 25, 2021, from $766.3 million at December 26, 2020. Financing cash inflows in 2021 primarily consisted of proceeds from long-term debt borrowings of $312.5 million, offset by payments on long-term debt of $91.3 million, dividends paid of $41.4 million, net payments on short-term agreements of $20.2 million, and the purchase of treasury shares of $26.1 million. During 2020, the Company had proceeds from long-term debt borrowings of $88.9 million and net proceeds of $13.0 million from short-term agreements. This was reduced primarily by the repayment of long-term debt of $121.7 million, dividends paid of $36.9 million, the purchase of noncontrolling interest of $59.4 million and the purchase of treasury shares of $56.5 million.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the three year period ended December 25, 2021

Dollars in thousands	2021	2020	2019
Net sales	$2,139,427	$1,854,141	$1,751.899
Gross Profit	574,128	512,880	454,295
Operating income	208,041	180,206	178,990
Net earnings	120,655	106,404	109,908
Net earnings attributable to Valmont Industries, Inc.	120,458	102,266	109,908

Supplemental Combined Parent and Guarantors Financial Information
December 25, 2021 and December 26, 2020

Dollars in thousands	2021	2020
Current assets	$801,797	$738,437
Noncurrent assets	807,294	701,571
Current liabilities	383,394	321,979
Noncurrent liabilities	1,305,756	1,100,657
Noncontrolling interest in consolidated subsidiaries	1,844	1,738
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $93,613 and $88,309 at December 25, 2021 and December 26, 2020. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $236,577 and $262,935 at December 25, 2021 and December 26, 2020

Selected Financial Measures
We are including the following financial measures for the company.

Dollars in thousands	2021	2020	2019
Total invested capital(a)	$2,378,992	$1,974,162	$1,977,223
Return on invested capital(a)	10.1%	8.7%	8.9%
Adjusted EBITDA(b)	$448,864	$368,493	$328,165
Leverage ratio (c)	1.87	1.13	1.47
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

Dollars in thousands	2021	2020	2019
Operating income	$286,785	$225,953	$227,905
Adjusted effective tax rate[1]	23.6%	24.2%	23.9%
Tax effect on operating income	(67,681)	(54,681)	(54,469)
After-tax operating income	219,104	171,272	173,436
Average invested capital	2,176,577	1,975,693	1,953,120
Return on invested capital	10.1%	8.7%	8.9%
Total assets	3,447,249	2,953,160	2,807,216
Less: Accounts payable	(347,841)	(268,099)	(197,957)
Less: Accrued expenses	(253,330)	(227,735)	(167,264)
Less: Defined benefit pension liability	(536)	(118,523)	(140,007)
Less: Deferred compensation	(35,373)	(44,519)	(45,114)
Less: Other noncurrent liabilities	(89,207)	(58,657)	(8,904)
Less: Dividends payable	(10,616)	(9,556)	(8,079)
Less: Lease liability	(147,759)	(80,202)	(85,817)
Less: Contract liability	(135,746)	(130,018)	(117,945)
Less: Deferred tax liability	(47,849)	(41,689)	(58,906)
Total Invested capital	$2,378,992	$1,974,162	$1,977,223
Beginning of year invested capital	$1,974,162	$1,977,223	$1,929,016
Average invested capital	$2,176,577	$1,975,693	$1,953,120
1     The adjusted effective tax rate for 2020 excludes the effects of the $12,575 goodwill impairment which is not deductible for income tax purposes. The effective tax rate in 2020 including the impairments is 25.7%.
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

Dollars in thousands	2021	2020	2019
Net cash flows from operations	$65,938	$316,294	$307,614
Interest expense	42,612	41,075	40,153
Income tax expense	61,414	49,615	47,753
Loss on investment	—	(39)	172
Impairment of long-lived assets	(27,911)	(20,389)	—
Deferred income tax (expense) benefit	(71)	1,397	(1,486)
Noncontrolling interest	(2,095)	(1,456)	(5,697)
Equity in earnings of nonconsolidated subsidiaries	—	(1,004)	—
Pension plan expense	14,567	7,311	513
Contribution to pension plan	1,924	35,399	18,461
Changes in assets and liabilities, net of acquisitions	264,558	(98,994)	(81,831)
Other	17	(60)	2,513
EBITDA	420,953	329,149	328,165
Impairment of long-lived assets	27,911	20,389	—
Cash restructuring expenses	—	18,955	—
Adjusted EBITDA	$448,864	$368,493	$328,165

	2021	2020[1]	2019[1]
Net earnings attributable to Valmont Industries, Inc.	$195,630	$140,693	$146,408
Interest expense	42,612	41,075	40,153
Income tax expense	61,414	49,615	47,753
Stock based compensation	28,720	14,874	11,587
Depreciation and amortization expense	92,577	82,892	82,264
EBITDA	420,953	329,149	328,165
Impairment of long-lived assets	27,911	20,389	—
Cash restructuring expenses	—	18,955	—
Adjusted EBITDA	$448,864	$368,493	$328,165
Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. In October 2021, our revolving credit facility was amended to allow the Company to add-back any non-cash stock-based compensation in any trailing twelve month period and allow for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature.
(c)    Leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million); divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.5 (or 3.75x after certain material acquisitions) for any reporting period (four quarters). If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of this ratio is as follows:

Dollars in thousands	2021	2020[1]	2019[1]
Interest-bearing debt	$965,395	$766,326	$787,478
Less: Cash and cash equivalents in excess of $50 million	127,232	350,726	303,542
Net indebtedness	838,163	415,600	483,936
Adjusted EBITDA	448,864	368,493	328,165
Leverage Ratio	1.87	1.13	1.47
Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

1 Calculated in accordance with the terms of the credit facility as in effect on December 25, 2021.

MARKET RISK
Changes in Prices
Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our Utility Support Structures segment where the cost of steel has been approximately 50% of the net sales, on average. In 2018, we began using steel hot rolled coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales from our Utility Support Structures segment by approximately $75 million for the year ended December 25, 2021.
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
Interest Rates—Our interest‑bearing debt at December 25, 2021 was primarily fixed rate debt and borrowings on our revolving credit facility. Our notes payable, revolving credit facility, and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2021 and 2020 by approximately $0.4 million. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings in 2021 and 2020 by approximately $0.2 million and $0.3 million, respectively.
Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material, and therefore the potential exchange losses in future earnings, fair value and cash flows from these transactions are not material. The Company is also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. At December 25, 2021, the Company had two outstanding fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (DKK) and Euro denominated payments. The CCS were entered into in 2019 in order to mitigate foreign currency risk on the Company's Euro and DKK investments and to reduce interest expense. The notional of the Euro and DKK CCS are $80.0 million and $50.0 million, respectively, and mature in 2024. In 2019, the Company had outstanding foreign currency forward contracts which mitigate foreign currency risk of the Company's investment in its Australian denominated businesses. The forward contracts, which qualified as net investment hedges, were settled in 2020 with the Company receiving $12.0 million. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $13.6 million in 2021 and $16.6 million in 2020.
We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments (as discussed above) where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. Dollar.

	2021	2020
	(in millions)
Australian dollar	$11.6	$15.0
Euro	8.6	11.3
Danish krone	2.4	5.5
Chinese renminbi	6.2	6.7
Canadian dollar	3.6	3.6
U.K. pound	16.8	8.4
Brazilian real	4.5	3.4
Commodity risk— Steel hot rolled coil is a significant commodity input used by all of our segments in the manufacture of our products, with the exception of Coatings. Steel prices are volatile and we may utilize derivative instruments to mitigate commodity price risk on fixed price orders. In 2021, the Company entered into steel hot rolled coil forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. At December, 25, 2021, we had open forward contracts with a notional amount of $69.7 million for the total purchase of 55,600 short tons from January 2022 to December 2022.
Natural gas is a significant commodity used in our factories, especially in our Coatings segment galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0-75% of our U.S. natural gas requirements for the upcoming 6-12 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. At December 25, 2021, we have open natural gas swaps for 360,000 MMBtu.

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
Depreciation, Amortization and Impairment of Long-Lived Assets
Our long-lived assets consist primarily of property, plant and equipment, right-of-use (lease) assets, and goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant and equipment and certain intangible assets ranging from 3 to 40 years. In November 2021, we obtained clarifying information on the amount of duties that the European Union would impose on imports of steel wind towers. A resulting impairment test (based on estimated undiscounted future cash flows) was required for our Offshore and other complex steel structures reporting unit. The undiscounted cash flows of its long-lived assets were less than the carrying values which required us to estimate their fair value and we recognized a pre-tax $27.9 million impairment of the long-lived assets (customer relationship intangible asset, trade name, and property, plant and equipment). Impairment losses of $3.8 million were recorded in 2020 as facilities were closed and certain fixed assets were no longer expected to be used as a result of our restructuring plans. Upon adoption of ASC 842, Leases in 2019, the Company impaired the right-of-use asset for one of our galvanizing facilities in Australia as it was determined that it would not generate sufficient cash flows to recover the carrying value.
We identified thirteen reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. For twelve of the reporting units, we estimate the value of the reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value ("discounted cash flows"). The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. For our solar tracking structure reporting unit, we project meaningful annual revenue growth for the foreseeable future due to strong market conditions. Therefore, we valued this reporting unit using a blend of both the discounted cash flows and a market approach. The market valuation approach estimates the value for this reporting unit using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). We analyze EBITDA multiples for other industrial companies with similar product lines in determining what to use in the model. The key assumption in the market approach analysis are the selection of industrial companies with similar product lines and forecasted EBITDA.

For both the 2021 and 2020 annual impairment test, the estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired during our annual impairment test in 2021 or 2020. A $12.6 million impairment of our access systems reporting unit was recognized as a result of an interim impairment test during second quarter of 2020.

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

We performed our annual impairment test of all trade names in the third quarter of 2021 and determined none were impaired. As a result of a fourth quarter 2021 interim impairment test of the long-lived assets of the Offshore and other complex steel structures reporting unit, we recognized an impairment of approximately $2 million.

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
    At December 25, 2021, we had approximately $83.7 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $49.7 million, including $8.4 million in valuation allowances related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. Also, we consider the earnings in our greater than 50% owned non-U.S. subsidiaries to not be indefinitely reinvested and, accordingly, we have a deferred tax liability of $3.4 million related to these unremitted foreign earnings for future taxes that will be incurred when cash is repatriated.

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
    The discount rate used to measure the defined benefit obligation was 1.9% at December 25, 2020. The following tables present the key assumptions used to measure the pension benefit for 2022 and the estimated impact relative to a change in those assumptions for 2022:

Assumptions	Pension
Discount rate	1.90%
Expected return on plan assets	3.48%
Inflation - CPI	2.70%
Inflation - RPI	3.30%

Assumptions In Millions of Dollars	Decrease in Pension Benefit
0.25% increase in discount rate	$1.0
0.25% decrease in expected return on plan assets	$1.8
0.25% increase in inflation	$0.4

Revenue Recognition

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

    We also have a few steel structure customer orders in a fiscal year that require one or two years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our Offshore and other complex steel structures business, we update the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During fiscal 2021, 2020, and 2019, there were no changes to inputs/estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the year. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The information required is included under the captioned paragraph, “MARKET RISK” on page 33 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 25, 2021 and December 26, 2020, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 25, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company has goodwill, which is allocated among thirteen reporting units. The Company evaluates its thirteen reporting units for goodwill impairment during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Twelve reporting units are evaluated using after-tax cash flows from operations (less capital expenses) discounted to present value (“discounted cash flows”). The solar tracking structure reporting unit was valued using a blend of both the discounted cash flows and a market approach. The market valuation approach estimates the value for this reporting unit using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The EBITDA multiples are analyzed against other industrial companies with similar product lines. These valuation methods require management to make significant estimates and assumptions related to projected cash flows, selection of industrial companies with similar product lines and forecasted EBITDA, and discount rates. The estimated fair value of all reporting units exceeded their respective carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for certain reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value and the difference between the fair values and the carrying values of certain reporting units as of August 28, 2021. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows, selection of industrial companies within similar product lines and forecasted EBITDA, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for certain reporting units included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows, selection of industrial companies with similar product lines and forecasted EBITDA, and discount rates.
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
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the industrial companies with similar product lines and forecasted EBITDA, including testing the underlying source information and mathematical accuracy of the calculations.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 23, 2022
We have served as the Company's auditor since 1996.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)

	2021	2020	2019
Product sales	$3,159,605	$2,594,855	$2,434,190
Services sales	341,970	300,500	332,786
Net sales	3,501,575	2,895,355	2,766,976
Product cost of sales	2,395,630	1,936,024	1,863,780
Services cost of sales	222,056	193,817	220,515
Total cost of sales	2,617,686	2,129,841	2,084,295
Gross profit	883,889	765,514	682,681
Selling, general and administrative expenses	590,608	522,923	454,776
Impairment of goodwill and intangible assets	6,496	16,638	—
Operating income	286,785	225,953	227,905
Other income (expenses):
Interest expense	(42,612)	(41,075)	(40,153)
Interest income	1,192	2,374	3,942
Gain on investments - unrealized	1,920	2,443	5,960
Other	12,798	3,073	2,204
	(26,702)	(33,185)	(28,047)
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	260,083	192,768	199,858
Income tax expense (benefit):
Current	61,343	51,012	46,267
Deferred	71	(1,397)	1,486
	61,414	49,615	47,753
Earnings before equity in earnings of nonconsolidated subsidiaries	198,669	143,153	152,105
Equity in loss of nonconsolidated subsidiaries	(944)	(1,004)	—
Net earnings	197,725	142,149	152,105
Less: Earnings attributable to noncontrolling interests	(2,095)	(1,456)	(5,697)
Net earnings attributable to Valmont Industries, Inc.	$195,630	$140,693	$146,408
Earnings per share:
Basic	$9.23	$6.60	$6.76
Diluted	$9.10	$6.57	$6.73
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three-year period ended December 25, 2021
(Dollars in thousands)

	2021	2020	2019
Net earnings	$197,725	$142,149	$152,105
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(31,405)	21,483	(2,506)
	$(31,405)	$21,483	$(2,506)
Gain/(loss) on hedging activities:
Commodity hedges	20,019	—	(2,130)
Realized (gain) loss on commodity hedges recorded in earnings	(25,821)	—	2,130
Unrealized gain (loss) on cross currency swaps	6,093	(5,751)	1,815
Cash flow hedges	—	1,598	—
Realized (gain) loss on cash flow hedges recorded in earnings	—	(1,598)	—
Amortization cost included in interest expense	(64)	(64)	(64)
Unrealized gain on net investment hedges, net of tax expense (benefit) of $— in 2021, $2,428 in 2020, $384 in 2019	—	7,289	1,154
	227	1,474	2,905
Actuarial gain (loss) on defined benefit pension plan, net of tax expense (benefit) of $25,736 in 2021, $(4,183) in 2020, $(2,710) in 2019	76,718	(17,349)	(10,828)
Other comprehensive income (loss)	45,540	5,608	(10,429)
Comprehensive income	243,265	147,757	141,676
Comprehensive (income) loss attributable to noncontrolling interests	(976)	(3,428)	(5,505)
Comprehensive income attributable to Valmont Industries, Inc.	$242,289	$144,329	$136,171

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 25, 2021 and December 26, 2020
(Dollars in thousands, except shares and per share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$177,232	$400,726
Receivables, less allowance of $18,050 in 2021 and $15,952 in 2020	571,593	511,714
Inventories	728,834	448,941
Contract asset - costs and profits in excess of billings	142,643	123,495
Prepaid expenses and other assets	83,646	59,804
Refundable income taxes	8,815	9,945
Total current assets	1,712,763	1,554,625
Property, plant and equipment, at cost	1,422,101	1,341,380
Less accumulated depreciation and amortization	823,496	743,653
Net property, plant and equipment	598,605	597,727
Goodwill	708,566	430,322
Other intangible assets, net	175,364	167,193
Other assets	251,951	203,293
Total assets	$3,447,249	$2,953,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,884	$2,748
Notes payable to banks	13,439	35,147
Accounts payable	347,841	268,099
Accrued employee compensation and benefits	144,559	137,939
Contract liabilities	135,746	130,018
Other accrued expenses	108,771	89,796
Dividends payable	10,616	9,556
Total current liabilities	765,856	673,303
Deferred income taxes	47,849	41,689
Long-term debt, excluding current installments	947,072	728,431
Defined benefit pension liability	536	118,523
Operating lease liabilities	147,759	80,202
Deferred compensation	35,373	44,519
Other noncurrent liabilities	89,207	58,657
Shareholders’ equity:
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	1,479	335
Retained earnings	2,394,307	2,245,035
Accumulated other comprehensive loss	(263,127)	(309,786)
Cost of treasury stock, common shares of 6,619,860 in 2021 and 6,674,866 in 2020	(773,712)	(781,422)
Total Valmont Industries, Inc. shareholders’ equity	1,386,847	1,182,062
Noncontrolling interest in consolidated subsidiaries	26,750	25,774
Total shareholders’ equity	1,413,597	1,207,836
Total liabilities and shareholders’ equity	$3,447,249	$2,953,160
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three-year period ended December 25, 2021 (Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$197,725	$142,149	$152,105
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	92,577	82,892	82,264
Noncash loss on trading securities	—	39	(172)
Contribution to defined benefit pension plan	(1,924)	(35,399)	(18,461)
Impairment of long-lived assets	27,911	20,389	—
Stock-based compensation	28,720	14,874	11,587
Defined benefit pension plan benefit	(14,567)	(7,311)	(513)
(Gain) loss on sale of property, plant and equipment	(961)	60	(2,513)
Equity in earnings in nonconsolidated subsidiaries	944	1,004	—
Deferred income taxes	71	(1,397)	1,486
Changes in assets and liabilities (net of acquisitions):
Receivables	(69,275)	(24,403)	5,408
Inventories	(289,942)	(21,888)	22,128
Prepaid expenses and other assets (current and non-current)	(36,066)	(10,633)	4,413
Contract asset	(21,579)	19,835	(29,274)
Accounts payable	89,418	33,044	(21,410)
Accrued expenses	30,556	52,548	(4,255)
Contract liabilities	6,589	12,072	113,039
Other noncurrent liabilities	20,181	46,712	(1,274)
Income taxes payable (refundable)	5,560	(8,293)	(6,944)
Net cash flows from operating activities	65,938	316,294	307,614
Cash flows from investing activities:
Purchase of property, plant and equipment	(107,790)	(106,700)	(97,425)
Proceeds from sale of assets	1,745	10,860	5,556
Acquisitions, net of cash acquired	(312,500)	(15,862)	(81,841)
Settlement of net investment hedge	—	11,983	11,184
Investments in nonconsolidated subsidiaries	—	(1,283)	(6,169)
Other, net	1,237	(3,027)	545
Net cash flows used in investing activities	(417,308)	(104,029)	(168,150)
Cash flows from financing activities:
Proceeds from short-term agreements	5,821	20,990	13,195
Principal payments on short-term agreements	(26,062)	(7,946)	(1,868)
Proceeds from long-term borrowings	312,485	88,872	31,000
Principal payments on long-term borrowings	(91,313)	(121,665)	(10,768)
Debt issuance costs	(2,267)	—	—
Dividends paid	(41,412)	(36,930)	(32,642)
Dividends to noncontrolling interest	—	(5,642)	(7,737)
Purchase of noncontrolling interest	—	(59,416)	(27,845)
Proceeds from exercises under stock plans	23,895	18,961	13,619
Purchase of treasury shares	(26,100)	(56,491)	(62,915)
Purchase of common treasury shares—stock plan exercises	(21,547)	(14,489)	(12,989)
Net cash flows provided by (used) in financing activities	133,500	(173,756)	(98,950)
Effect of exchange rate changes on cash and cash equivalents	(5,624)	8,675	(182)
Net change in cash and cash equivalents	(223,494)	47,184	40,332
Cash, cash equivalents, and restricted cash—beginning of year	400,726	353,542	313,210
Cash, cash equivalents, and restricted cash—end of year	$177,232	$400,726	$353,542
See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three-year period ended December 25, 2021
(Dollars in thousands, except shares and per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 29, 2018	$27,900	$—	$2,067,811	$(303,185)	$(692,549)	$75,761	$1,175,738
Net earnings	0	0	146,408	—	—	5,697	152,105
Other comprehensive income (loss)	—	—	—	(10,237)	—	(192)	(10,429)
Cash dividends declared ($1.50 per share)	—	—	(32,503)	—	—		(32,503)
Dividends to noncontrolling interests	—	—	—	—	—	(7,737)	(7,737)
Purchase of noncontrolling interest	—	277	—	—	—	(28,122)	(27,845)
Cumulative impact of ASC 606 adoption	—	—	—	—	—	—	—
Impact of ASU 2016-16 adoption	—	—	(8,886)	—	—	—	(8,886)
Purchase of treasury shares; 491,045 shares acquired	—	—	—	—	(62,915)	—	(62,915)
Stock plan exercises, 90,868 shares acquired	—	—	—	—	(12,989)	—	(12,989)
Stock options exercised; 119,789 shares issued	—	(3,756)	972	—	16,403	—	13,619
Stock option expense	—	2,772	—	—		—	2,772
Stock awards; 60,021 shares issued	—	707	—	—	8,108	—	8,815
Balance at December 28, 2019	27,900	0	2,173,802	(313,422)	(743,942)	45,407	1,189,745
Net earnings	—	—	140,693	—	—	1,456	142,149
Other comprehensive income (loss)	—	—	—	3,636	—	1,972	5,608
Cash dividends declared ($1.80 per share)	—	—	(38,393)	—	—	—	(38,393)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(31,067)	—	—	(22,544)	(53,611)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 441,119 shares acquired	—	—	—	—	(56,491)	—	(56,491)
Stock plan exercises; 88,411 shares acquired	—	—	—	—	(14,489)	—	(14,489)
Stock options exercised; 147,014 shares issued	—	(6,335)	—	—	25,296	—	18,961
Stock option expense	—	2,628	—	—	—	—	2,628
Stock awards; 65,248 shares issued	—	4,042	—	—	8,204	—	12,246
Balance at December 26, 2020	27,900	335	2,245,035	(309,786)	(781,422)	25,774	1,207,836
Net earnings	—	—	195,630	—	—	2,095	197,725
Other comprehensive income	—	—	—	46,659	—	(1,119)	45,540
Cash dividends declared ($2.00 per share)	—	—	(42,472)	—	—	—	(42,472)
Purchase of treasury shares; 111,833 shares acquired	—	—	—	—	(26,100)	—	(26,100)
Stock plan exercises; 90,292 shares issued	—	—	—	—	(21,547)	—	(21,547)
Stock options exercised; 169,908 shares issued	—	(15,357)	(3,886)	—	43,138	—	23,895
Stock option expense	—	2,538	—	—	—	—	2,538
Stock awards; 88,395 shares issued	—	13,963	—	—	12,219	—	26,182
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
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
Cash overdrafts
Cash book overdrafts totaling $19,670 and $16,979 were classified as accounts payable at December 25, 2021 and December 26, 2020, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.
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
Fiscal Year
The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 consisted of 52 weeks.
    Accounts Receivable
Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
The following table details the balances of our allowance for doubtful receivables and changes therein:

For periods ended:	Balance at Beginning of Period	Charged to Profit and Loss	Currency Translation Adjustment	Deductions from Reserves	Balance at Close of Period
December 25, 2021	$15,952	$3,379	$(339)	$(942)	$18,050
December 26, 2020	9,548	7,957	260	(1,813)	15,952
December 28, 2019	8,277	2,543	(76)	(1,196)	9,548

The Company sells trade accounts receivable at a discount under uncommitted trade accounts receivable sale programs to third party financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the financial institutions.
Transfers of accounts receivable are accounted for as sales and, accordingly, accounts receivables sold are excluded from Accounts receivable – net on the Consolidated Balance Sheet and cash proceeds are reflected in Cash flows from operating activities on the Consolidated Statement of Cash Flows. The difference between the carrying amount of the trade accounts receivables sold and the cash received, or discount, is recorded in Other expenses on the Consolidated Statement of Operations.
For the period ended December 31, 2021, the Company sold trade accounts receivable of $25.4 million. The Company did not sell trade accounts receivable in 2020. The fees associated with trade accounts receivables sold are immaterial.
    Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Long-Lived Assets

Property, plant and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years and intangible assets 5 to 20 years. Depreciation expense in fiscal 2021, 2020 and 2019 was $70,223, $63,890 and $64,177, respectively.
An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. The Company recognized a pre-tax $27,900 impairment of long-lived assets (property, plant, and equipment, customer relationship intangible asset, and trade name) in 2021 when it determined that its offshore and other complex steel structures reporting unit will not generate sufficient cash flows to recover the carrying values. An impairment test was required in November 2021 when the Company received clarifying information on the competitive environment of this reporting unit in Europe. Impairment losses were recorded in 2020 as facilities were closed and future plans for certain fixed assets changed in connection with the Company's restructuring plans. Upon adoption of ASC 842, Leases in 2019, the Company impaired the right-of-use (lease) asset for one of its galvanizing facilities in Australia as it will not generate sufficient cash flows to recover the carrying value.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value ("discounted cash flows"). For the solar tracking reporting unit, the Company valued this reporting unit using a blend of the discounted cash flows and multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) approach. Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite‑lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions and other indicators of potential impairment. See footnote 7 for details of impairments recognized during 2021 and 2020.
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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
effect on the balance sheet dates. The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balance at December 26, 2020	$(213,064)	$15,550	$(112,272)	$(309,786)
Current-period comprehensive income (loss)	(30,286)	227	76,718	46,659
Balance at December 25, 2021	$(243,350)	$15,777	$(35,554)	$(263,127)
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
    Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the Utility segment and the wireless communication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. On December 25, 2021, we had approximately $165,657 of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 24 months. In addition, the Company elected the practical expedient to not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services; the Company expects all consideration to be received in one year or less from transfer of goods.

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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
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
    Disaggregation of revenue by product line is disclosed in the Segment footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal years ended December 25, 2021 and December 26, 2020 is as follows:

	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Utility Support Structures	$62,904	$1,058,100	$86,382	$915,756	$47,450	$838,158
Engineered Support Structures	1,026,312	38,128	940,513	43,010	952,056	50,020
Coatings	299,081	—	269,602	—	300,640	—
Irrigation	996,278	20,772	624,831	15,261	564,918	13,734
Total	$2,384,575	$1,117,000	$1,921,328	$974,027	$1,865,064	$901,912
    The Company's contract asset as of December 25, 2021 and December 26, 2020 was $142,643 and $123,495, respectively. Both steel and concrete Utility customers in North America are generally invoiced upon shipment or delivery of the goods to the customer's specified location with few customers that make up-front or progress payments. The Offshore and complex steel structures business invoices customers a number of ways including advanced billings, progress billings, and billings upon shipment.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
    At December 25, 2021 and December 26, 2020, total contract liabilities were $213,203 and $170,919, respectively. At December 25, 2021, $135,746 is recorded as contract liabilities and $77,457 is recorded as other noncurrent liabilities on the condensed consolidated balance sheets. During the fiscal year ended December 25, 2021 and December 26, 2020, the Company recognized $105,406 and $74,319 of revenue that was included in the liability as of December 26, 2020 and December 28, 2019. The revenue recognized was due to applying advance payments received for performance obligations completed during the period. At December 25, 2021, the Company had $165,657 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.
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
In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company's outstanding common stock with no stated expiration date. As of December 25, 2021, the Company has acquired 6,475,406 shares for approximately $878,138 under this share repurchase program.
Research and Development
Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $37,000 in 2021, $21,400 in 2020, and $13,900 in 2019.
    Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification (ASC) 740. The Company adopted this ASU on the first day of fiscal 2021. The adoption of ASU No. 2019-12 did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements (not yet adopted)

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The Company does not expect ASU 2020-04 to have a material impact to our consolidated financial statements and related disclosures.

(2) ACQUISITIONS
Acquisitions of Businesses
    On May 12, 2021, the Company acquired the outstanding shares of Prospera Technologies, Ltd. ("Prospera"), an artificial intelligence company focused on machine learning and computer vision in agriculture, for $300,000 in cash (net of cash acquired). The acquisition of Prospera, located in Tel Aviv, Israel, was made to allow the Company to accelerate innovation with machine learning for agronomy and is reported in the Irrigation segment. In the purchase price allocation, goodwill of $273,453, developed technology of $32,900, trade name of $2,850, property, plant, and equipment of $1,063, and a deferred tax liability of $8,223 were recorded with the remainder to net working capital. Goodwill is not deductible for tax purposes, the trade name will be amortized over 7 years, and the developed technology asset will be amortized over 5 years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the fourth quarter of 2021.
On April 20, 2021 the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties that will be settled within 12 months of the acquisition date. The acquisition of PivoTrac, located in Texas, was made to allow the Company to advance its technology strategy and increase its number of connected agricultural devices and is reported in the Irrigation segment. The preliminary fair values assigned were $10,800 for goodwill, $2,627 for customer relationships, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company expects the purchase price allocation to be finalized in the second quarter of 2022.

On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price was contingent on seller representations and warranties and was settled for the full amount in the second quarter of 2021. Solbras is a leading provider of solar energy solutions for agriculture. In the purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder to net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The acquisition of Solbras, located in Brazil, was made to allow the Company to expand its product offerings in the Irrigation segment to include not only pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company finalized the purchase price allocation in the fourth quarter of 2020.
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
On May 13, 2019, the Company acquired the assets of Connect-It Wireless, Inc. ("Connect-It") for $6,034 in cash. Connect-It operates in Florida and is a manufacturer and distributor of wireless site components and safety products. In the purchase price allocation, goodwill of $3,299 and customer relationships of $828 were recorded and the remainder to net working capital. A portion of the goodwill is deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. Connect-It is included in the ESS segment and was acquired to expand the Company's wireless component distribution network. The purchase price allocation was finalized in the fourth quarter of 2019.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
    On February 11, 2019, the Company acquired the outstanding shares of United Galvanizing ("United"), a provider of coatings services for $26,000 in cash. The agreed upon purchase price was $28,000, with $2,000 being contingent on seller representations and warranties that was settled in the first quarter of 2020 for $1,522. The acquisition of United, located in Houston, Texas further expanded the Company's galvanizing footprint in North America and is reported in the Coatings segment. The fair values assigned were $12,374 for goodwill, $3,170 for customer relationships, trade name of $894, $10,987 for property, plant, and equipment, and the remainder to net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 10 years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The trade name has an indefinite life. The Company finalized the purchase price allocation in the fourth quarter of 2019.

    Acquisition-related costs incurred for the above acquisitions were insignificant for all years presented.
Proforma disclosures were omitted for the 2021 and 2020 acquisitions as the 2021 acquisitions of Prospera and PivoTrac and the 2020 acquisitions of Solbras and Valmont Substation do not have a significant impact on the Company's financial results. The proforma effect of 2019 acquisitions on the 2019 Consolidated Statements of Earnings is as follows:

Fifty-two Weeks Ended December 28, 2019
Net sales	$2,772,150
Net earnings	146,941
Earnings per share-diluted	6.75
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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(3) RESTRUCTURING ACTIVITIES
    During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") primarily in the ESS and Utility segments and a U.S. specific early retirement program covering all segments. The 2020 Plan included the closure of one U.S. Coatings facility. All 2020 restructuring activities were completed by December 26, 2020. The Company recorded the following pre-tax expenses:

	ESS	Utility	Coatings	Irrigation	Other/ Corporate	TOTAL
Severance	$474	$241	$424	$—	$—	$1,139
Other cash restructuring expenses	181	1,070	596	—	—	1,847
Impairments of fixed assets/net loss on disposals	345	2,866	540	—	—	3,751
Total cost of sales	1,000	4,177	1,560	—	—	6,737

Severance	4,441	2,393	2,231	2,968	1,761	13,794
Other cash restructuring expenses	1,700	71	160	—	244	2,175
Impairments of assets/net loss on disposals	443	—	—	—	—	443
Total selling, general and administrative expenses	6,584	2,464	2,391	2,968	2,005	16,412
Consolidated total	$7,584	$6,641	$3,951	$2,968	$2,005	$23,149

    Change in the current liabilities recorded for the restructuring plans were as follows:

	Balance at December 26, 2020	Recognized Restructuring Expense	Costs Paid or Otherwise Settled	Balance at December 25, 2021
Severance	$12,660		$(12,660)	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(4) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-two weeks ended December 25, 2021 and December 26, 2020, and December 28, 2019 were as follows:

	2021	2020	2019
Interest	$41,159	$40,209	$39,032
Income taxes	60,366	54,801	43,629
    The acquisitions in 2020 and 2019 included hold back payments contingent on seller representations and warranties of $1,046 and $5,456, respectively. The 2020 hold back payments were released from a trust in the first half of 2021 and the 2019 hold back payments were paid in the first quarter of 2020 and are shown as an investing use of cash in the acquisitions line item of the consolidated statements of cash flows.
(5) INVENTORIES
    Inventories consisted of the following at December 25, 2021 and December 26, 2020:

	2021	2020
Raw materials and purchased parts	$278,107	$155,512
Work-in-process	63,628	33,632
Finished goods and manufactured goods	387,099	259,797
	$728,834	$448,941

(6) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consist of the following:

	2021	2020
Land and improvements	$112,236	$114,831
Buildings and improvements	413,884	373,271
Machinery and equipment	672,319	616,765
Transportation equipment	27,020	28,610
Office furniture and equipment	117,757	101,487
Construction in progress	78,885	106,416
	$1,422,101	$1,341,380

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(7) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at December 25, 2021 and December 26, 2020 were as follows:

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$224,597	$160,626	13 years
Patents & Proprietary Technology	58,699	13,955	9 years
Trade Name	2,850	183	7 years
Other	4,534	3,959	6 years
	$290,680	$178,723

	December 26, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$237,232	$155,760	13 years
Patents & Proprietary Technology	26,208	8,301	14 years
Other	7,602	6,786	4 years
	$271,042	$170,847
Amortization expense for intangible assets was $21,320, $18,147 and $18,087 for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. During the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the Valmont SM business in Europe. As a result, an impairment charge of approximately $4,483 was recognized against the remaining net book value of the Valmont SM customer relationship.
Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated Amortization Expense
2022	$19,466
2023	17,692
2024	15,768
2025	14,301
2026	10,123
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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized. The carrying values of these trade names at December 25, 2021 and December 26, 2020 were as follows:

	December 25, 2021	December 26, 2020	Year Acquired
Newmark	$11,111	$11,111	2004
Webforge	7,877	7,972	2010
Valmont SM	6,082	8,720	2014
Ingal EPS/Ingal Civil Products	7,637	7,730	2010
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Convert	8,479	9,137	2018
Other	14,721	14,828
	$63,407	$66,998
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
The Company’s trade names were tested for impairment as of August 28, 2021. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. During the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the Valmont SM business in Europe. As a result, an impairment charge of approximately $2,013 was recognized against the Valmont SM trade name. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal 2020.
Goodwill
    The carrying amount of goodwill by segment as of December 25, 2021 and December 26, 2020 was as follows:

	Engineered Support Structures Segment	Utility Support Structures Segment	Coatings Segment	Irrigation Segment	Total
Gross balance at December 26, 2020	$232,323	$135,335	$94,309	$30,177	$492,144
Accumulated impairment losses	(31,245)	(14,355)	(16,222)	—	(61,822)
Balance at December 26, 2020	201,078	120,980	78,087	30,177	$430,322
Acquisitions	—	—	—	284,253	284,253
Foreign currency translation	(1,632)	(3,256)	(203)	(918)	(6,009)
Balance at December 25, 2021	$199,446	$117,724	$77,884	$313,512	$708,566

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
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
The Company’s annual impairment test of goodwill was performed as of August 28, 2021, using primarily the discounted cash flow method. The solar tracking structure reporting unit projects meaningful annual revenue growth for the foreseeable future due to strong market conditions. Therefore, we valued this reporting unit using a blend of both the discounted cash flows and a market approach. The market valuation approach estimates the terminal value for this reporting unit using a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). During fiscal 2021, no goodwill impairment was recorded.
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

(8) BANK CREDIT ARRANGEMENTS
The Company maintains various lines of credit for short-term borrowings totaling $137,818 available at December 25, 2021. As of December 25, 2021 and December 26, 2020, $13,439 and $35,147 was outstanding and recorded as notes payable to banks in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 6.31% at December 25, 2021. The unused and available borrowings under the lines of credit were $124,379 at December 25, 2021. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with unused lines of credit.

(9) INCOME TAXES
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2021	2020	2019
United States	$202,051	$169,281	$166,108
Foreign	58,032	23,487	33,750
	$260,083	$192,768	$199,858

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
Income tax expense (benefit) consists of:

	2021	2020	2019
Current:
Federal	$30,031	$30,431	$27,809
State	8,891	8,302	5,568
Foreign	20,644	12,730	13,130
	59,566	51,463	46,507
Non-current:	1,777	(451)	(240)
Deferred:
Federal	4,587	(6,086)	47
State	558	(822)	160
Foreign	(5,074)	5,511	1,279
	71	(1,397)	1,486
	$61,414	$49,615	$47,753

    The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.9	3.5	2.5
Carryforwards, credits and changes in valuation allowances	1.5	(1.6)	(1.0)
Foreign tax rate differences	(0.1)	(1.7)	0.3
Changes in unrecognized tax benefits	0.7	0.2	(0.1)
Goodwill and intangible impairment	—	2.4	—
Other	(2.4)	1.9	1.2
	23.6%	25.7%	23.9%

    Fiscal 2021 includes $1,894 of U.S. tax benefits related to foreign taxes paid offset by $5,102 of valuation allowance recorded against the Offshore and other complex steel structures deferred tax assets. Fiscal year 2020 includes $4,651 of tax expense related to non-tax deductible impairment of goodwill. Fiscal year 2020 also includes $1,100 of tax expense primarily related to restructuring charges for which no tax benefits have been recorded due to the increase in valuation allowance.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets/liabilities are as follows:

	2021	2020
Deferred income tax assets:
Accrued expenses and allowances	$21,241	$17,203
Tax credits and loss carryforwards	83,690	81,912
Defined benefit pension liability	134	30,623
Inventory allowances	2,818	—
Accrued compensation and benefits	24,302	23,545
Lease liabilities	41,128	23,715
Deferred compensation	10,893	13,883
Gross deferred income tax assets	184,206	190,881
Valuation allowance	(54,256)	(44,451)
Net deferred income tax assets	129,950	146,430
Deferred income tax liabilities:
Property, plant and equipment	37,686	35,701
Intangible assets	48,244	43,699
Inventory allowances	—	5,705
Lease assets	41,128	23,715
Other deferred tax liabilities	5,041	5,248
Total deferred income tax liabilities	132,099	114,068
Net deferred income tax asset (liability)	$(2,149)	$32,362

Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2021	2020
Other assets	$45,700	$74,051
Deferred income taxes	(47,849)	(41,689)
Net deferred income tax asset (liability)	$(2,149)	$32,362
    Management of the Company has reviewed recent operating results and projected future operating results. The Company's belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 25, 2021 and December 26, 2020 respectively, there were $83,690 and $81,912 relating to tax credits and loss carryforwards.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. During fiscal 2021, it was determined no longer more likely than not that the Offshore and complex steel structures reporting unit, based in Denmark, would generate future taxable income so a valuation allowance of $5,102 was recognized against their tax loss carryforwards. Also in 2021, the Company recorded a valuation allowance of $6,472 against the tax attributes related to the acquisition of Prospera. The deferred tax assets at December 25, 2021 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting in 2023.
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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.
    The following summarizes the activity related to our unrecognized tax benefits in 2021 and 2020, in thousands:

	2021	2020
Gross unrecognized tax benefits—beginning of year	$1,864	$2,300
Gross increases—tax positions in prior period	1,315	—
Gross decreases—tax positions in prior period	(6)	(1)
Gross increases—current‑period tax positions	240	398
Settlements with taxing authorities	—	(183)
Lapse of statute of limitations	(749)	(650)
Gross unrecognized tax benefits—end of year	$2,664	$1,864
There are approximately $406 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2021, the Company recorded a reduction of its gross unrecognized tax benefit of $749 with $592 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2020, the Company recorded a reduction of its gross unrecognized tax benefit of $650, with $513 recorded as a reduction of its income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $1,758 and $845 of interest and penalties at December 25, 2021 and December 26, 2020, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.
The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2017 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,324 and $2,547 at December 25, 2021 and December 26, 2020, respectively.

(10) LONG-TERM DEBT
    Long-term debt is as follows:

	December 25, 2021	December 26, 2020
5.00% senior unsecured notes due 2044(a)	$450,000	$450,000
5.25% senior unsecured notes due 2054(b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a)(b)	(20,436)	(20,799)
Revolving credit agreement (c)	218,897	—
Other notes	5,684	4,483
Debt issuance costs	(7,189)	(7,505)
Long-term debt	951,956	731,179
Less current installments of long-term debt	4,884	2,748
Long-term debt, excluding current installments	$947,072	$728,431
(a)    The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $13,120 at December 25, 2021. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(b)    The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,316 at December 25, 2021. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.
(c)    On October 18, 2021, we along with our wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, entered into an amendment and restatement of our revolving credit agreement with our lenders. The maturity date of the revolving credit facility was extended to October 18, 2026. The credit facility provides for $800,000 of committed unsecured revolving credit loans with available borrowings thereunder to $400,000 in foreign currencies.  We may increase the credit facility by up to an additional $300,000 at any time, subject to lenders increasing the amount of their commitments. The interest rate on the borrowings will be, at the Company's option, either:
(i)    term SOFR (based on a 1, 3 or 6 month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company's senior, unsecured, long-term debt published by Standard & Poor's Rating Services and Moody's Investors Service, Inc.;
(ii)    the higher of
•the prime lending rate,
•the overnight bank rate plus 50 basis points, and
•term SOFR (based on a 1 month interest period) plus 110 basis points, plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company's senior, unsecured, debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.; or
(iii)    daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company's senior, unsecured, long-term debt published by Standard & Poor's Rating Services and Mood's Investors Service, Inc.
    At December 25, 2021, the Company had $218,897 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026, and contains a financial covenant that may limit additional borrowing capability under the agreement. At December 25, 2021, the Company had the ability to borrow $590,521 under this facility, after consideration of standby letters of credit of $744 associated with certain insurance obligations. We also maintain certain short-term bank lines of credit totaling $137,818, $124,379 of which was unused at December 25, 2021.
    The revolving credit facility includes a financial leverage covenant. The Company was in compliance with this covenant at December 25, 2021. The minimum aggregate maturities of long-term debt for each of the five years following 2021 are: $4,884, $601, $179, $20 and $218,897.
    The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, and the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(11) STOCK-BASED COMPENSATION
The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At December 25, 2021, 266,739 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.
Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the fifth anniversary of the grant. Expiration of grants is seven to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. The Company recorded $28,720, $14,874 and $11,587 of compensation expense (included in selling, general and administrative expenses) in the 2021, 2020 and 2019 fiscal years for all share-based compensation programs, respectively. The associated tax benefits recorded in the 2021, 2020 and 2019 fiscal years was $7,180, $3,719 and $2,897, respectively.
At December 25, 2021, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.38 years, was approximately $6,028.
The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2021, 2020 and 2019 was estimated using the following assumptions:

	2021	2020	2019
Expected volatility	33.01%	33.72%	33.13%
Risk-free interest rate	1.26%	0.43%	1.69%
Expected life from vesting date	4.0 yrs	4.0 yrs	3.0 yrs
Dividend yield	1.20%	1.24%	1.07%

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
Following is a summary of the stock option activity during 2019, 2020 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2018	578,413	$127.74
Granted	57,648	147.31
Exercised	(119,789)	113.02
Forfeited	(27,712)	137.07
Outstanding at December 28, 2019	488,560	$133.13	4.04	$9,291
Options vested or expected to vest at December 28, 2019	478,575	$133.21	3.99	9,078
Options exercisable at December 28, 2019	341,828	$133.32	3.19	6,470
    The weighted average per share fair value of options granted during 2019 was $37.85.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2019	488,560	$133.13
Granted	66,231	168.80
Exercised	(147,014)	125.43
Forfeited	(8,212)	137.49
Outstanding at December 26, 2020	399,565	$141.79	4.88	$12,103
Options vested or expected to vest at December 26, 2020	389,633	$141.56	4.81	11,890
Options exercisable at December 26, 2020	254,498	$138.64	3.38	8,510
The weighted average per share fair value of options granted during 2020 was $45.49.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 26, 2020	399,565	$141.79
Granted	47,223	252.89
Exercised	(169,908)	135.76
Forfeited	(416)	132.84
Outstanding at December 25, 2021	276,464	$164.48	5.88	$22,586
Options vested or expected to vest at December 25, 2021	268,338	$163.42	5.80	22,188
Options exercisable at December 25, 2021	154,860	$142.15	4.00	15,896
The weighted average per share fair value of options granted during 2021 was $67.81.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
In accordance with shareholder-approved plans, the Human Resource Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, performance based restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock or cash (as applicable) is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. All cash-settled restricted stock units are marked-to-market and presented within other accrued expenses and noncurrent liabilities in our Consolidated Balance Sheets. During fiscal 2021, 2020 and 2019, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2021	2020	2019
Shares granted	216,971	85,251	78,318
Weighted‑average per share price on grant date	$236.28	$161.73	$145.89
Recognized compensation expense	$16,147	$9,081	$8,815
During the second half of 2021, the Company granted 159,982 restricted shares, worth $36,916, to certain employees of Prospera. These restricted shares vest in equal installments over four years, and require the employees to continue employment over those four years. As such, the related compensation expense will be incurred over the vesting period.
At December 25, 2021 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 3.21 years, was approximately $55,838.
Performance-based restricted stock units (PSU) awards consist of shares of our stock which are payable upon the determination that the Company achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2021 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a three years period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.
During fiscal 2021, 2020 and 2019, the Company granted PSU awards as follows (which are not included in the above stock plan activity tables):

	2021	2020	2019
Shares granted	41,060	35,181	31,344
Weighted‑average per share price on grant date	$230.40	$125.41	$136.14
Recognized compensation expense	$10,035	$3,165	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(12) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
2021:
Net earnings attributable to Valmont Industries, Inc.	$195,630	$—	$195,630
Weighted average shares outstanding (000's)	21,193	300	21,493
Per share amount	$9.23	$0.13	$9.10
2020:
Net earnings attributable to Valmont Industries, Inc.	$140,693	$—	$140,693
Weighted average shares outstanding (000's)	21,315	110	21,425
Per share amount	$6.60	$0.03	$6.57
2019:
Net earnings attributable to Valmont Industries, Inc.	$146,408	$—	$146,408
Weighted average shares outstanding (000's)	21,659	110	21,769
Per share amount	$6.76	$0.03	$6.73
    Basic and diluted net earnings and earnings per share in fiscal 2021 was impacted by impairments of long-lived assets (customer relationship intangible asset, trade name, and property, plant and equipment) associated with the Offshore and other complex steel structures reporting unit of $21,678 after-tax ($1.01 per share) and a valuation allowance against the deferred tax assets of the Offshore and other complex steel structures reporting unit of $5,076 after-tax ($0.24 per share). Basic and diluted net earnings and earnings per share in fiscal 2020 was impacted by impairments of goodwill and intangible assets in fiscal 2020 of $16,220 after-tax ($0.76 per share) and restructuring expenses of $17,324 after-tax ($0.81 per share).
    Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
At the end of fiscal years 2021, 2020, and 2019 there were 47,223, 0, and 130,704 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

(13) EMPLOYEE RETIREMENT SAVINGS PLAN
Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 60% of annual pay, on a pretax and/or after-tax basis. The Company also makes contributions to the Plan and a non-qualified deferred compensation plan for certain Company executives. The 2021, 2020 and 2019 Company contributions to these plans amounted to approximately $16,000, $14,800 and $12,600 respectively.
The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were $29,982 and $35,125 at December 25, 2021 and December 26, 2020, respectively. Such amounts are included in “Other assets” and “Deferred compensation” on the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $8,900 and $5,067 at December 25, 2021 and December 26, 2020, respectively. All distributions were made in cash.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 25, 2021, the carrying amount of the Company’s long-term debt was $951,956 with an estimated fair value of approximately $1,175,332. At December 26, 2020, the carrying amount of the Company’s long-term debt was $731,179 with an estimated fair value of approximately $884,846.
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $29,982 ($35,125 in 2020) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company's remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $94 ($202 in 2020) is recorded at fair value at December 25, 2021. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. These securities are included in Other Assets on the Consolidated Balance Sheets.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value December 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$30,076	$30,076	$—	$—
Derivative financial instruments, net	$(4,007)	$—	$(4,007)	$—

		Fair Value Measurement Using:
	Carrying Value December 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$35,327	$35,327	$—	$—
Derivative financial instruments, net	$(5,911)	$—	$(5,911)	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)

(15) DERIVATIVE FINANCIAL INSTRUMENTS
    The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. The Company had open foreign currency forward contracts that are marked to market at December 25, 2021 and December 26, 2020, which are insignificant and thus excluded from the tables below. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.
    Fair value of derivative instruments at December 25, 2021 and December 26, 2020 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	December 25, 2021	December 26, 2020
Commodity forward contracts	Accrued expenses	$(5,802)	$—
Foreign currency forward contracts	Prepaid expenses and other assets	149	724
Foreign currency forward contracts	Accrued expenses	(118)	—
Cross currency swap contracts	Prepaid expenses and other assets	1,764	600
Cross currency swap contracts	Accrued expenses	—	(7,235)
		$(4,007)	$(5,911)
    Gains (losses) on derivatives recognized in the consolidated statements of earnings for the years ended December 25, 2021, December 26, 2020, and December 28, 2019 are as follows:

Derivatives designated as hedging instruments:	Statements of earnings location	2021	2020	2019
Commodity forward contracts	Product cost of sales	$25,821	$—	$(2,130)
Foreign currency forward contracts	Product Sales	—	1,598	—
Foreign currency forward contracts	Other income (expense)	(40)	187	950
Interest rate contracts	Interest expense	(64)	(64)	(64)
Cross currency swap contracts	Interest expense	2,780	2,738	2,823
		$28,497	$4,459	$1,579
    Cash Flow Hedges
During 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $93,498 for the total purchase of 86,100 short tons from May 2021 to December 2022. The gain (loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
In 2019, the Company entered into steel hot rolled coil (HRC) forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. In 2019, the forward contracts had a notional amount of $12,128 for the purchase of 3,500 short tons for each month from May 2019 to September 2019. The gain (loss)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
realized upon settlement was recorded in product cost of sales in the consolidated statements of earnings over average inventory turns.
During 2021, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contracts, which qualify as a cash flow hedge, matured in July and September 2021 and had notional amounts to buy 3,800 euros in exchange for a stated amount of Brazilian Real. During 2021, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matured in December 2021 and a notional amount to sell $2,000 in exchange for a stated amount of Euros.
In 2020, a Brazilian subsidiary with a Real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in Euros. The forward contracts, which qualify as a cash flow hedge, matured in December 2020 and a notional amount to buy 4,500 euros in exchange for a stated amount of Brazilian Real. In 2020, a subsidiary with a Euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contracts, which qualify as a cash flow hedge, matured in June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of Euros.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 25, 2021 and December 26, 2020, were as follows:

	2021	2020
Balance, beginning of period	$14,787	$13,532
Payments made	(6,444)	(10,228)
Change in liability for warranties issued during the period	13,534	12,287
Change in liability for pre-existing warranties	(569)	(804)
Balance, end of period	$21,308	$14,787

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
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(18) DEFINED BENEFIT RETIREMENT PLAN
Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 25, 2021.
Funded Status
The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.356/£ and $1.308/£ to translate the net pension liability into U.S. dollars at December 25, 2021 and December 26, 2020, respectively. The PBO was $761,706 at December 25, 2021. The net funded status of $536 at December 25, 2021 is recorded as a noncurrent liability reflecting, in part, a significant actuarial gain for the period from December 26, 2020 to December 25, 2021 attributed to an increase in the discount rate.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
    Changes in the PBO and fair value of plan assets for the pension plan for the period from December 26, 2020 to December 25, 2021 were as follows:

	Projected Benefit Obligation	Plan Assets	Funded status
Fair Value at December 26, 2020	$860,173	$741,650	$(118,523)
Employer contributions	—	1,924
Interest cost	9,896	—
Actual return on plan assets	—	48,637
Benefits paid	(22,952)	(22,952)
Actuarial (gain)	(77,379)	—
Currency translation	(8,032)	(8,089)
Fair Value at December 25, 2021	$761,706	$761,170	$(536)
Actuarial gain decreased the projected benefit obligation resulted from an increase in the discount rate to 1.90% in 2021 versus 1.40%.
Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 25, 2021 and December 26, 2020 consisted of actuarial gains (losses):

Balance December 28, 2019	$(143,726)
Actuarial gain (loss)	(16,731)
Prior service costs - GMP equalization	(814)
Currency translation gain (loss)	(3,987)
Balance December 26, 2020	(165,258)
Actuarial gain	102,529
Prior service costs amortization	550
Currency translation gain	1,239
Balance December 25, 2021	$(60,940)
Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 25, 2021 and December 26, 2020 were as follows:

Percentages	2021	2020
Discount rate	1.90%	1.40%
Salary increase	N/A	N/A
CPI inflation	2.70%	2.00%
RPI inflation	3.30%	2.90%
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
The components of the net periodic pension expense for the fiscal years ended December 25, 2021 and December 26, 2020 were as follows:

Net Periodic Benefit Cost:	2021	2020
Interest cost	$9,896	$12,954
Expected return on plan assets	(27,763)	(23,215)
Amortization of prior service cost	550	513
Amortization of actuarial loss	2,750	2,437
Net periodic benefit expense (benefit)	$(14,567)	$(7,311)
    Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal 2021 and 2020:

Percentages	2021	2020
Discount rate	1.15%	2.05%
Expected return on plan assets	3.96%	4.18%
CPI Inflation	2.00%	2.15%
RPI Inflation	2.90%	3.05%
The discount rate is based on the yields of AA-rated corporate bonds with durational periods similar to that of the pension liabilities. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The expected return of plan assets decreased from 3.96% to 3.48% for 2022 as the projected returns on the corporate bond plan assets is expected to decrease. Inflation is based on expected changes in the consumer price index or the retail price index in the U.K. depending on the relevant plan provisions.
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
Benefit Payments
The following table details expected pension benefit payments for the years 2022 through 2031:

2022	$23,045
2023	23,850
2024	24,650
2025	25,455
2026	26,260
Years 2027 - 2031	144,400
Asset Allocation Strategy
The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of
•Long-term fixed‑income securities that are investment grade or government‑backed in nature;

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
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
The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 25, 2021.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
    At December 25, 2021 and December 26, 2020, the pension plan assets measured at fair value on a recurring basis were as follows:

December 31, 2021	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$14,000	$—	$—	$14,000
Total plan net assets at fair value	$14,000	$—	$—	$14,000
Plan assets at NAV:
Leveraged inflation-linked gilt funds				283,288
Corporate bonds				107,945
Corporate stock				212,730
Secured income asset funds				143,207
Total plan assets at NAV				747,170
Total plan assets				$761,170

December 31, 2020	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$31,935	$—	$—	$31,935
Total plan net assets at fair value	$31,935	$—	$—	$31,935
Plan assets at NAV:
Leveraged inflation-linked gilt funds				171,013
Corporate bonds				115,577
Corporate stock				309,987
Secured income asset funds				113,138
Total plan assets at NAV				709,715
Total plan assets				$741,650

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
(19) LEASES
    The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at December 25, 2021 have remaining lease terms of one year to twenty-five years, some of which include options to extend leases for up to ten years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.

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

The Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25 year term during 2021. In recognition of this lease, an operating lease asset of $71,853 and an operating long-term liability of $71,196 was recognized.

    Lease cost and other information related to the Company's operating leases at December 25, 2021 and December 26, 2020 are as follows:

	Fifty-Two weeks ended December 25, 2021	Fifty-Two weeks ended December 26, 2020
Operating lease cost	$27,421	$23,976

Operating cash outflows from operating leases	$27,793	$25,390
ROU assets obtained in exchange for lease obligations	$86,481	$6,131
Weighted average remaining lease term	17 years	11 years
Weighted average discount rate	4.0%	3.5%

    Operating lease cost includes approximately $1,500 for short-term lease costs and approximately $3,600 for variable lease payments in 2021.

    As part of the adoption of ASC 842 in 2019, the Company evaluated the historical and projected cash flow generation of the operations at each of its long-term leased facilities.  It was determined that one of those facilities, a galvanizing operation in Melbourne, Australia, would not generate sufficient cash flows on an undiscounted cash flow basis to recover the carrying value of the right of use asset.  The Company then estimated a value for this operation using a discounted cash flow model.  The result was an impairment of the right-of-use lease asset of approximately $12,063. The after-tax balance of $8,444 was recorded as a reduction to retained earnings for the transition adjustment of adoption.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)
    Supplemental balance sheet information related to operating leases as of December 25, 2021 and December 26, 2020 is as follows:

	Classification	December 25, 2021	December 26, 2020
Operating lease assets	Other assets	$152,664	$77,566

Operating lease short-term liabilities	Accrued expenses	16,754	14,658
Operating lease long-term liabilities	Operating lease liabilities	147,759	80,202
Total lease liabilities		$164,513	$94,860

    Minimum lease payments under operating leases expiring subsequent to December 25, 2021 are as follows:

Fiscal year ending:
2022	$23,217
2023	19,087
2024	16,066
2025	15,148
2026	13,531
Subsequent	148,326
Total minimum lease payments	$235,375
Less: Interest	$70,862
Present value of minimum lease payments	$164,513

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
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
UTILITY SUPPORT STRUCTURES: This segment consists of the manufacture of engineered steel, concrete and composite structures for utility markets, including transmission, distribution, substations, and renewable energy generation equipment;

COATINGS: This segment consists of galvanizing, painting and anodizing services to preserve and protect metal products; and

IRRIGATION: This segment consists of the manufacture of center pivot and linear irrigation equipment for agricultural markets, including parts, services and tubular products, and advanced technology solutions for water management and precision agriculture.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company's operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expense, non-operating income and deductions, or income taxes.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)

Summary by Business

	2021	2020	2019
SALES:
Utility Support Structures segment:
Steel	$770,104	$635,220	$630,892
Concrete	165,501	160,544	122,032
Engineered Solar Tracker Solutions	62,904	86,382	47,450
Offshore and Other Complex Steel Structures	123,001	120,063	90,206
Utility Support Structures segment	1,121,510	1,002,209	890,580
Engineered Support Structures segment:
Lighting, Traffic, and Highway Safety Products	717,650	717,216	708,853
Communication Products	240,171	190,203	188,912
Access Systems	106,940	88,421	114,525
Engineered Support Structures segment	1,064,761	995,840	1,012,290
Coatings segment	386,313	345,312	367,835
Irrigation segment:
North America	545,574	378,424	378,613
International	483,143	267,407	206,583
Irrigation segment	1,028,717	645,831	585,196
Total	3,601,301	2,989,192	2,855,901
INTERSEGMENT SALES:
Utility Support Structures	506	71	4,972
Engineered Support Structures	321	12,317	10,214
Coatings	87,232	75,710	67,195
Irrigation	11,667	5,739	6,544
Total	99,726	93,837	88,925
NET SALES:
Utility Support Structures segment	1,121,004	1,002,138	885,608
Engineered Support Structures segment	1,064,440	983,523	1,002,076
Coatings segment	299,081	269,602	300,640
Irrigation segment	1,017,050	640,092	578,652
Total	$3,501,575	$2,895,355	$2,766,976

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)

	2021	2020	2019
OPERATING INCOME (LOSS):
Utility Support Structures	$67,624	$100,855	$87,788
Engineered Support Structures	115,417	65,342	65,627
Coatings	50,365	42,975	51,008
Irrigation	137,027	83,046	71,687
Corporate	(83,648)	(66,265)	(48,205)
Total	286,785	225,953	227,905
Interest expense, net	(41,420)	(38,701)	(36,211)
Other	14,718	5,516	8,164
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$260,083	$192,768	$199,858

TOTAL ASSETS:
Utility Support Structures	$827,083	$778,127	$742,194
Engineered Support Structures	977,334	932,565	944,428
Coatings	366,026	360,594	363,070
Irrigation	1,027,272	465,322	347,887
Corporate	249,534	416,552	409,637
Total	$3,447,249	$2,953,160	$2,807,216

CAPITAL EXPENDITURES:
Utility Support Structures	36,718	34,495	26,306
Engineered Support Structures	16,578	24,447	25,344
Coatings	19,178	22,132	23,610
Irrigation	17,509	16,740	15,644
Corporate	17,807	8,886	6,521
Total	$107,790	$106,700	$97,425

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Three-year period ended December 25, 2021
(Dollars in thousands, except per share amounts)

	2021	2020	2019
DEPRECIATION AND AMORTIZATION:
Utility Support Structures	$24,075	$23,641	$23,779
Engineered Support Structures	24,733	25,399	26,280
Coatings	16,928	15,793	15,907
Irrigation	17,813	12,098	10,943
Corporate	9,028	5,961	5,355
Total	$92,577	$82,892	$82,264
Summary by Geographical Area by Location of Valmont Facilities:

	2021	2020	2019
NET SALES:
United States	$2,260,198	$1,919,136	$1,872,840
Australia	297,720	252,253	255,271
Brazil	200,402	103,591	77,996
Denmark	123,001	120,063	90,206
Other	620,254	500,312	470,663
Total	$3,501,575	$2,895,355	$2,766,976

LONG-LIVED ASSETS:
United States	$1,172,552	$748,886	$753,545
Australia	173,240	179,673	193,029
Brazil	28,583	17,151	7,963
Denmark	21,232	61,546	58,435
Other	338,879	391,279	362,020
Total	$1,734,486	$1,398,535	$1,374,992

No single customer accounted for more than 10% of net sales in 2021, 2020, or 2019. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the Company. Australia accounted for approximately 9% of the Company's net sales in 2021; no other foreign country accounted for more than 6% of the Company’s net sales.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 25, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements

Basis for Opinion

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

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 23, 2022

ITEM 9B. OTHER INFORMATION.
Shareholder Return Performance Graphs
The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 25, 2021. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

0ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, "Board Committees", “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, "Pay Ratio Information", “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2021”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested in Fiscal 2021”, “Nonqualified Deferred Compensation”, “Director Compensation”, and “Potential Payments Upon Termination or Change-in-Control” in the Proxy Statement.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
(3)    Index to Exhibits
    See exhibits listed under Part B below.

(b)    Exhibits

Exhibit 3.1	—	The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—	The Company's By-Laws, as amended. This document was filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 and is incorporated herein (Commission file number 001-31429) by reference.

Exhibit 4.1	—	Second Amended and Restated Credit Agreement, dated as of October 18, 2021, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated October 18, 2021 and is incorporated herein by reference.

Exhibit 4.2	—	Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association., as Trustee. This document was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.3	—	First Supplemental Indenture, dated as of April 12, 2010, to indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by this reference.

Exhibit 4.4	—	Second Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.5	—	Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.6	—
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. This document was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 28, 2019 and is incorporated herein by this reference.

Exhibit 10.1	—	The Company's 2013 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.2	—	2013 Stock Plan Amendment, dated December 17, 2015. This document was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 26, 2015 and is incorporated herein by this reference.

Exhibit 10.3		The Company's 2018 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-31429) dated March 12, 2018 and is incorporated herein by reference.

Exhibit 10.4*	—	Form of Stock Option Agreement.

Exhibit 10.5*	—	Form of Restricted Stock Unit Agreement (Domestic).

Exhibit 10.6*	—	Form of Restricted Stock Unit Agreement (Director).

Exhibit 10.7*	—	Form of Restricted Stock Unit Agreement (International).

Exhibit 10.8	—	The 2013 Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.9	—	The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.10	—	VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 22.1
List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended September 25, 2021 and is incorporated herein by reference.

Exhibit 23*	—	Consent of Deloitte & Touche LLP.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 101	—	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit 104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________
*    Filed herewith
Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. Valmont will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.
Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.10.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the the 23rd day of February, 2022.

Valmont Industries, Inc.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. KANIEWSKI	Director, President and Chief Executive Officer (Principal Executive Officer)	2/23/2022
Stephen G. Kaniewski

/s/ AVNER M. APPLBAUM	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/23/2022
Avner M. Applbaum

/s/ TIMOTHY P. FRANCIS	Senior Vice President and Controller (Principal Accounting Officer)	2/23/2022
Timothy P. Francis

Mogens C. Bay*	James B. Milliken*
K.R. den Daas*	Daniel P. Neary*
Ritu C. Favre*	Catherine J. Paglia*
Theo W. Freye*	Clark T. Randt, Jr.*
Richard A. Lanoha*	Joan Robinson-Berry*

______________________________________________
*    Stephen G. Kaniewski, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this the 23rd day of February, 2022. A Power of Attorney authorizing Stephen G. Kaniewski to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski Attorney-in-Fact