Form 10-Q
period 2022-03-26
VALMONT INDUSTRIES INC
filed 2022-04-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
or
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
21,311,439
Outstanding shares of common stock as of April 21, 2022

VALMONT INDUSTRIES, INC

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	March 26, 2022	March 27, 2021
Product sales	$890,870	$694,965
Services sales	89,950	79,921
Net sales	980,820	774,886
Product cost of sales	673,170	518,634
Services cost of sales	58,464	51,698
Total cost of sales	731,634	570,332
Gross profit	249,186	204,554
Selling, general and administrative expenses	154,344	127,343
Operating income	94,842	77,211
Other income (expenses):
Interest expense	(11,263)	(9,999)
Interest income	227	311
Loss on investments (unrealized)	(1,063)	(109)
Other	3,642	3,449
	(8,457)	(6,348)
Earnings before income taxes	86,385	70,863
Income tax expense:
Current	22,413	8,547
Deferred	708	6,955
	23,121	15,502
Earnings before equity in earnings of nonconsolidated subsidiaries	63,264	55,361
Equity in loss of nonconsolidated subsidiaries	(358)	(360)
Net earnings	62,906	55,001
Less: (earnings)/loss attributable to noncontrolling interests	(595)	13
Net earnings attributable to Valmont Industries, Inc.	$62,311	$55,014
Earnings per share:
Basic	$2.93	$2.60
Diluted	$2.90	$2.57

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Net earnings	$62,906	$55,001
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	11,062	(12,633)
Gain (loss) on hedging activities:
Cash flow hedges	—	22
Amortization cost included in interest expense	(16)	(16)
Commodity hedges	20,560	9,946
Realized gain on commodity hedges recorded in earnings	(2,043)	—
Cross currency swaps	1,811	3,606
	20,312	13,558
Actuarial gain on defined benefit pension plan	686	832
Other comprehensive income	32,060	1,757
Comprehensive income	94,966	56,758
Comprehensive (income) loss attributable to noncontrolling interests	(1,688)	486
Comprehensive income attributable to Valmont Industries, Inc.	$93,278	$57,244

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$149,700	$177,232
Receivables, net	616,538	571,593
Inventories	807,471	728,834
Contract assets	161,633	142,643
Prepaid expenses and other assets	105,233	83,646
Refundable income taxes	—	8,815
Total current assets	1,840,575	1,712,763
Property, plant and equipment, at cost	1,451,044	1,422,101
Less accumulated depreciation and amortization	840,826	823,496
Net property, plant and equipment	610,218	598,605
Goodwill	707,692	708,566
Other intangible assets, net	169,424	175,364
Other assets	253,574	251,951
Total assets	$3,581,483	$3,447,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,226	$4,884
Notes payable to banks	8,380	13,439
Accounts payable	404,410	347,841
Accrued employee compensation and benefits	96,547	144,559
Contract liabilities	168,794	135,746
Other accrued expenses	118,535	108,771
Income taxes payable	6,074	—
Dividends payable	11,721	10,616
Total current liabilities	818,687	765,856
Deferred income taxes	50,604	47,849
Long-term debt, excluding current installments	963,065	947,072
Defined benefit pension liability	—	536
Operating lease liabilities	146,493	147,759
Deferred compensation	36,469	35,373
Other noncurrent liabilities	61,674	89,207
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	5,251	1,479
Retained earnings	2,444,897	2,394,307
Accumulated other comprehensive loss	(232,160)	(263,127)
Treasury stock	(769,835)	(773,712)
Total Valmont Industries, Inc. shareholders’ equity	1,476,053	1,386,847
Noncontrolling interest in consolidated subsidiaries	28,438	26,750
Total shareholders’ equity	1,504,491	1,413,597
Total liabilities and shareholders’ equity	$3,581,483	$3,447,249
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirteen weeks ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net earnings	$62,906	$55,001
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	23,884	21,031
Stock-based compensation	9,463	4,671
Defined benefit pension plan benefit	(2,705)	(3,676)
Contribution to defined benefit pension plan	—	(964)
Gain on sale of property, plant and equipment	4	60
Equity in loss in nonconsolidated subsidiaries	358	360
Deferred income taxes	708	6,955
Changes in assets and liabilities:
Receivables	(36,643)	16,044
Inventories	(68,236)	(67,386)
Prepaid expenses and other assets (current and non-current)	(4,452)	(22,514)
Contract assets	(19,486)	5,118
Accounts payable	49,006	24,605
Accrued expenses	(34,186)	(35,559)
Contract liabilities	4,308	20,051
Other noncurrent liabilities	14	4,215
Income taxes payable/refundable	17,760	5,141
Net cash flows from operating activities	2,703	33,153
Cash flows from investing activities:
Purchase of property, plant and equipment	(27,095)	(27,565)
Proceeds from sale of assets	2	204
Other, net	(2,007)	(1,947)
Net cash flows from investing activities	(29,100)	(29,308)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	14,734
Payments on short-term borrowings	(5,562)	(10,759)
Proceeds from long-term borrowings	97,000	4,181
Principal payments on long-term borrowings	(82,529)	(712)
Dividends paid	(10,616)	(9,556)
Purchase of treasury shares	—	(11,131)
Proceeds from exercises under stock plans	713	19,318
Purchase of common treasury shares—stock plan exercises	(2,527)	(16,725)
Net cash flows from financing activities	(3,521)	(10,650)
Effect of exchange rate changes on cash and cash equivalents	2,386	(2,463)
Net change in cash and cash equivalents	(27,532)	(9,268)
Cash and cash equivalents—beginning of year	177,232	400,726
Cash and cash equivalents—end of period	$149,700	$391,458
See accompanying notes to condensed consolidated financial statements

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	55,014	—	—	(13)	55,001
Other comprehensive income (loss)	—	—	—	2,230	—	(473)	1,757
Cash dividends declared ($0.50 per share)	—	—	(10,625)	—	—	—	(10,625)
Purchase of treasury shares; 50,147 shares acquired	—	—	—	—	(11,131)	—	(11,131)
Stock plan exercises; 70,485 shares acquired	—	—	—	—	(16,725)	—	(16,725)
Stock options exercised; 142,878 shares issued	—	(4,600)	(7,069)	—	30,987	—	19,318
Stock option expense	—	648	—	—	—	—	648
Stock awards; 2,709 shares issued	—	3,617	—	—	406	—	4,023
Balance at March 27, 2021	$27,900	$—	$2,282,355	$(307,556)	$(777,885)	$25,288	$1,250,102
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	62,311	—	—	595	62,906
Other comprehensive income	—	—	—	30,967	—	1,093	32,060
Cash dividends declared ($0.55 per share)	—	—	(11,721)	—	—	—	(11,721)
Stock plan exercises; 11,695 shares acquired	—	—	—	—	(2,527)	—	(2,527)
Stock options exercised; 5,616 shares issued	—	(536)	—	—	1,249	—	713
Stock option expense	—	716	—	—	—	—	716
Stock awards; 37,748 shares issued	—	3,592	—	—	5,155	—	8,747
Balance at March 26, 2022	$27,900	$5,251	$2,444,897	$(232,160)	$(769,835)	$28,438	$1,504,491

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of March 26, 2022, the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders' Equity for the thirteen weeks ended March 26, 2022 and March 27, 2021, have been prepared by Valmont Industries Inc. (the Company), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of March 26, 2022 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of operations for the period ended March 26, 2022 are not necessarily indicative of the operating results for the full year.
Change in Reportable Segments
During the first quarter of 2022, the Company's Chief Executive Officer, as the chief operating decision maker ("CODM"), made changes to the Company’s management structure and began to manage the business, allocate resources, and evaluate performance under the new structure. As a result, the Company has realigned its reportable segment structure. All prior period segment information has been recast to reflect this change in reportable segments. Refer to Note 7 for additional information.

Inventories
Inventory is valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.
Inventories consisted of the following:

	March 26, 2022	December 25, 2021
Raw materials and purchased parts	$297,570	$278,107
Work-in-process	78,591	63,628
Finished goods and manufactured goods	431,310	387,099
Total Inventory	$807,471	$728,834
Income Taxes
Earnings before income taxes for the thirteen weeks ended March 26, 2022 and March 27, 2021, were as follows:

	Thirteen weeks ended
	2022	2021
United States	$60,816	$51,155
Foreign	25,569	19,708
	$86,385	$70,863
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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended March 26, 2022 and March 27, 2021 were as follows:

	Thirteen weeks ended
Net periodic (benefit) expense:	2022	2021
Interest cost	$3,365	$2,497
Expected return on plan assets	(6,202)	(7,005)
Amortization of actuarial loss	132	832
Net periodic (benefit) expense	$(2,705)	$(3,676)

    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At March 26, 2022, 175,917 shares of common stock remained available for issuance under the plans. On April 26, 2022, Company shareholders approved the Valmont 2022 Stock Plan, in which the maximum number of shares of common stock that may be issued under the stock plan is 2,000,000 and no additional award grants may be made under any prior Company stock plan.
    Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the grant's fifth anniversary. Expiration of grants is seven years to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively, were as follows:

	Thirteen weeks ended
	2022	2021
Compensation expense	$9,463	$4,671
Income tax benefits	2,366	1,168
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at March 26, 2022 of $30,650 ($29,982 at December 25, 2021) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $101 and $94 as of March 26, 2022 and December 25, 2021, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value March 26, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$30,751	$30,751	$—	$—
Derivative financial instruments, net	17,633	—	17,633	—

		Fair Value Measurement Using:
	Carrying Value December 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities):
Trading Securities	$30,076	$30,076	$—	$—
Derivative financial instruments, net	(4,007)	—	(4,007)	—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Long-Lived Assets
    The Company's other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing. Note 3 to these condensed consolidated financial statements contain additional information related to the intangible asset impairments recognized in fiscal 2021.

Leases

    The Company's operating leases are included in other assets and operating lease liabilities.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at March 26, 2022 and December 25, 2021:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 25, 2021	$(243,350)	$15,777	$(35,554)	$(263,127)
Current-period comprehensive income (loss)	9,969	20,312	686	30,967
Balance at March 26, 2022	$(233,381)	$36,089	$(34,868)	$(232,160)
    Revenue Recognition
    The Company determines the appropriate revenue recognition for our contracts by analyzing the type, terms and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue, and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as product when the performance obligation is related to the manufacturing of goods. Contract revenues are classified as service when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings and Technology Products and Services product lines.
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
    Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the transmission, distribution, and substation structures ("TD&S") product line, the renewable energy product lines, and the telecommunication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company's contract asset as of March 26, 2022 and December 25, 2021 was $161,633 and $142,643, respectively. While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location, certain customers are also invoiced by advanced billings or progress billings.
At March 26, 2022 and December 25, 2021, total contract liabilities were $221,348 and $213,203, respectively. At March 26, 2022, $168,794 was recorded as contract liabilities and $52,554 was recorded as other noncurrent liabilities on the condensed consolidated balance sheets. Additional details are as follows:
•During the thirteen weeks ended March 26, 2022, the Company recognized $28,023 of revenue that was included in the total contract liability as of December 25, 2021;
•In the thirteen weeks ended March 27, 2021, the Company recognized $38,102 of revenue that was included in the liability as of December 26, 2020. The revenue recognized was due to applying advance payments received for performance obligations completed during the period; and
•At March 26, 2022, the Company had $105,013 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

Segment and Product Line Revenue Recognition
Infrastructure Segment
Steel and concrete utility structures within the TD&S product line are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For our TD&S and telecommunication structure product lines, we generally recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from renewable energy is recognized both upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.
    For the structures sold for lighting and transportation and for the majority of telecommunication products, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. There are also large regional customers who have unique product specifications for telecommunication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production.
    The coatings product line revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the coating service has been performed and the goods are ready to be picked up or delivered to the customer which is the same time that the customer is billed.
Agriculture Segment
Revenue recognition from the manufacture of irrigation equipment and related parts and services (including tubular products for industrial customers) is generally upon shipment of the goods to the customer which is the same point in time

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

that the customer is billed. The remote monitoring subscription services recognized as part of technology services product line are primarily billed annually and revenue is recognized on a straight-line basis over the subsequent twelve months.
    Disaggregation of revenue by product line is disclosed in the Business Segments and Related Revenue Information footnote (see note 7).
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

(2) ACQUISITIONS
On May 12, 2021, the Company acquired the outstanding shares of Prospera, an artificial intelligence company focused on machine learning and computer vision in agriculture, for $300,000 in cash (net of cash acquired). The acquisition of Prospera, located in Tel Aviv, Israel, was made to allow the Company to accelerate innovation with machine learning for agronomy and is reported in the Agriculture segment. In the purchase price allocation, goodwill of $273,453, developed technology of $32,900, trade name of $2,850, property, plant, and equipment of $1,063, and a deferred tax liability of $8,223 were recorded with the remainder to net working capital. Goodwill is not deductible for tax purposes, the trade name will be amortized over 7 years, and the developed technology asset will be amortized over 5 years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the fourth quarter of 2021.
On April 20, 2021 the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties that will be settled within 12 months of the acquisition date. The acquisition of PivoTrac, located in Texas, was made to allow the Company to advance its technology strategy and increase its number of connected agricultural devices and will be reported in the Agriculture segment. The preliminary fair values assigned were $10,800 for goodwill, $2,627 for customer relationships, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The Company expects the purchase price allocation to be finalized in the second quarter of 2022.

Proforma disclosures were omitted for these acquisitions as the they do not have a significant impact on the Company's financial results.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at March 26, 2022 and December 25, 2021 were as follows:

	March 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$225,201	$164,130	13 years
Patents & Proprietary Technology	58,657	15,978	9 years
Trade Name	2,850	339	6 years
Other	4,511	4,087	6 years
	$291,219	$184,534

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$224,597	$160,626	13 years
Patents & Proprietary Technology	58,699	13,955	9 years
Trade Name	2,850	183	7 years
Other	4,534	3,959	6 years
	$290,680	$178,723
Amortization expense for intangible assets for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively was as follows:

	Thirteen weeks ended
	2022	2021
Amortization expense	$5,849	$4,232
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2022	$20,044
2023	17,783
2024	15,869
2025	14,435
2026	14,012
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at March 26, 2022 and December 25, 2021 are as follows:

	March 26, 2022	December 25, 2021	Year Acquired
Newmark	$11,111	$11,111	2004
Convert Italia S.p.A	8,238	8,479	2018
Webforge	7,747	7,877	2010
Ingal EPS/Ingal Civil Products	7,511	7,637	2010
Valmont SM	5,904	6,082	2014
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Other	14,729	14,721	Various
	$62,740	$63,407
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
Goodwill
The carrying amount of goodwill by segment as of March 26, 2022 and December 25, 2021 was as follows:

	Infrastructure Segment	Agriculture Segment	Total
Gross Balance December 25, 2021	$456,876	$313,512	$770,388
Accumulated impairment losses	(61,822)	—	(61,822)
Balance at December 25, 2021	395,054	313,512	708,566
Foreign currency translation	(1,584)	710	(874)
Balance at March 26, 2022	$393,470	$314,222	$707,692

	Infrastructure Segment	Agriculture Segment	Total
Gross Balance March 26, 2022	$455,292	$314,222	$769,514
Accumulated impairment losses	(61,822)	—	(61,822)
Balance at March 26, 2022	$393,470	$314,222	$707,692

The Company’s annual impairment test of goodwill was performed as of August 28, 2021, using primarily the discounted cash flow method. During fiscal 2022, no goodwill impairment has been recorded.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 26, 2022 and March 27, 2021 were as follows:

	2022	2021
Interest	$1,613	$111
Income taxes	6,699	3,347
(5) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended March 26, 2022:
Net earnings attributable to Valmont Industries, Inc.	$62,311	$—	$62,311
Weighted average shares outstanding (000's)	21,279	213	21,492
Per share amount	$2.93	$(0.03)	$2.90
Thirteen weeks ended March 27, 2021:
Net earnings attributable to Valmont Industries, Inc.	$55,014	$—	$55,014
Weighted average shares outstanding (000's)	21,179	250	21,429
Per share amount	$2.60	$(0.03)	$2.57
At March 26, 2022 and March 27, 2021, there were 47,223 and 0 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

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
    Fair value of derivative instruments at March 26, 2022 and December 25, 2021 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	March 26, 2022	December 25, 2021
Commodity forward contracts	Accrued expenses	$(52)	$(5,802)
Foreign currency forward contracts	Prepaid expenses and other assets	236	149
Foreign currency forward contracts	Accrued expenses	—	(118)
Cross currency swap contracts	Prepaid expenses and other assets	17,449	1,764
		$17,633	$(4,007)
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen weeks ended March 26, 2022 and March 27, 2021 are as follows:

		Thirteen weeks ended
	Statements of earnings location	March 26, 2022	March 27, 2021
Commodity forward contracts	Product cost of sales	$2,043	$—
Foreign currency forward contracts	Other income	151	(218)
Foreign currency forward contracts	Product sales	—	—
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross currency swap contracts	Interest expense	774	711
		$2,952	$477
    Cash Flow Hedges
    During 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $93,498 for the total purchase of 86,100 short tons (30,500 short tons from May 2021 thru December 2021 and 55,600 short tons from January 2022 thru December 2022). As of March 26, 2022, the forward contracts had a notional amount of $51,331 for the total purchase of 43,600 short tons from April 2022 to December 2022. The gain/(loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
During the first quarter of 2022, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matures in August 2022 and has a notional amount to sell $1,800 in exchange for a stated amount of Euros.

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
(7) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION
    During the first quarter of 2022, the Company's CODM changed the Company's management structure and began to manage the business, allocate resources and evaluate performance based on the new structure. As a result, the Company has realigned to a two reportable segment structure organized by market dynamics (Infrastructure and Agriculture). Three operating segments resulted from the new management structure and two are aggregated into the Agriculture reportable segment. The Company considers gross profit margins, nature of products sold, nature of the production processes, type and class of customer, and methods used to distribute products when assessing aggregation of operating segments. The Infrastructure segment includes the previous reportable segments of Utility Structures, Engineered Support Structures, and Coatings. All prior period segment information has been recast to reflect this change in reportable segments.

Both reportable segments are global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

    INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, renewable energy, lighting, transportation, and telecommunications, and coatings services to preserve and protect metal products.
    AGRICULTURE: This segment consists of the manufacture of center pivot and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.
    The Company evaluates the performance of its reportable segments based upon operating income and invested capital. The Company does not allocate interest expense, non-operating income (expense), or income taxes to its reportable segments.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended
	March 26, 2022	March 27, 2021
SALES:
Infrastructure	$680,726	$549,646
Agriculture	306,580	229,664
Total	987,306	779,310
INTERSEGMENT SALES:
Infrastructure	(3,101)	(3,201)
Agriculture	(3,385)	(1,223)
Total	(6,486)	(4,424)
NET SALES:
Infrastructure	677,625	546,445
Agriculture	303,195	228,441
Total	$980,820	$774,886

OPERATING INCOME:
Infrastructure	$77,507	$54,449
Agriculture	37,475	38,748
Corporate	(20,140)	(15,986)
Total	$94,842	$77,211

	Thirteen weeks ended March 26, 2022
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$505,980	$182,255	$(6,486)	$681,749
International	174,746	124,325	—	299,071
Total	$680,726	$306,580	$(6,486)	$980,820

Product line:
Transmission, Distribution and Substation	$281,600	$—	$—	$281,600
Lighting and Transportation	212,767	—	—	212,767
Coatings	81,976	—	(3,101)	78,875
Telecommunications	61,396	—	—	61,396
Renewable Energy	42,987	—	—	42,987
Irrigation Equipment and Parts, excluding Technology	—	278,034	(3,385)	274,649
Technology Products and Services	—	28,546	—	28,546
Total	$680,726	$306,580	$(6,486)	$980,820

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended March 27, 2021
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$385,734	$122,751	$(4,424)	$504,061
International	163,912	106,913	—	270,825
Total	$549,646	$229,664	$(4,424)	$774,886

Product line:
Transmission, Distribution and Substation	$208,444	$—	$—	$208,444
Lighting and Transportation	176,516	—	—	176,516
Coatings	74,793	—	(3,201)	71,592
Telecommunications	45,640	—	—	45,640
Renewable Energy	44,253	—	—	44,253
Irrigation Equipment and Parts, excluding Technology	—	207,258	(1,223)	206,035
Technology Products and Services	—	22,406	—	22,406
Total	$549,646	$229,664	$(4,424)	$774,886

A breakdown by segment of revenue recognized over time and at a point in time for the thirteen weeks ended March 26, 2022 and March 27, 2021 is as follows:

	Point in Time	Over Time	Total
	Thirteen weeks ended March 26, 2022	Thirteen weeks ended March 26, 2022	Thirteen weeks ended March 26, 2022
Infrastructure	$369,190	$308,435	$677,625
Agriculture	297,606	5,589	303,195
Total	$666,796	$314,024	$980,820

	Point in Time	Over Time	Total
	Thirteen weeks ended March 27, 2021	Thirteen weeks ended March 27, 2021	Thirteen weeks ended March 27, 2021
Infrastructure	$291,731	$254,714	$546,445
Agriculture	224,637	3,804	228,441
Total	$516,368	$258,518	$774,886

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) SUBSEQUENT EVENT

Acquisition
On April 27, 2022, the Company signed an agreement to acquire the majority ownership interest in ConcealFab, for approximately $41 million, net of cash acquired. ConcealFab is an industry leader in 5G infrastructure and passive intermodulation mitigation solutions. The acquisition will be reported in the Infrastructure segment results from the closing date. The transaction is expected to close in the second quarter of 2022 and is subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, the continuing and developing effects of COVID-19 including the effects of the outbreak on the general economy and the specific effects on the Company's business and that of its customers and suppliers, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, geopolitical risks, and actions and policy changes of domestic and foreign governments.
This discussion should be read in conjunction with the financial statements and notes thereto, and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 7 of our condensed consolidated financial statements for additional information on segment realignment, segment sales, and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended
	March 26, 2022	March 27, 2021	% Incr. (Decr.)
Consolidated
Net sales	$980.8	$774.9	26.6%
Gross profit	249.2	204.6	21.8%
as a percent of sales	25.4%	26.4%
SG&A expense	154.3	127.3	21.2%
as a percent of sales	15.7%	16.4%
Operating income	94.8	77.2	22.8%
as a percent of sales	9.7%	10.0%
Net interest expense	11.0	9.7	13.4%
Effective tax rate	23.4%	23.0%
Net earnings	$62.3	$55.0	13.3%
Diluted earnings per share	$2.90	$2.57	12.8%
Infrastructure
Net sales	$677.6	$546.4	24.0%
Gross profit	166.8	135.6	23.0%
SG&A expense	89.3	81.2	10.0%
Operating income	77.5	54.4	42.5%
Agriculture
Net sales	$303.2	$228.4	32.7%
Gross profit	82.3	68.9	19.4%
SG&A expense	44.9	30.2	48.7%
Operating income	37.5	38.7	(3.1)%
Net corporate expense
Gross profit	$—	—	NM
SG&A	20.1	16.0	25.6%
Operating loss	(20.1)	(16.0)	(25.6)%

Overview, Including Items Impacting Comparability
On a consolidated basis, net sales were higher in the first quarter of 2022, as compared to the same period of 2021, with higher sales in both reporting segments.
Average steel prices for both hot rolled coil and plate were higher, especially in North America, in the first quarter of 2022, as compared to 2021, resulting in higher cost of sales and net sales as customer pricing mechanisms and product selling price practices allowed for the recovery of that inflation.
    The Company acquired the following businesses:

•PivoTrac in the second quarter of 2021, an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Agriculture).
•Prospera in the second quarter of 2021, a privately-held Israeli-based artificial intelligence company, focused on machine learning and computer vision in agriculture (Agriculture).

Items of note impacting the comparability of results from net earnings for the first quarter of 2022 included amortization of identified intangible assets of $1.6 million ($1.2 million after-tax) and stock-based compensation expense of $2.5 million ($2.3 million after-tax) for the employees from the Prospera subsidiary acquired in the second quarter of 2021 (recognized within SG&A for the Agriculture segment).

COVID-19 Impact on Financial Results and Liquidity

The effects of COVID and the related actions of governments and other authorities to contain COVID affected and continue to affect the company’s operations, results, and cash flows. We are considered an essential business because of the products and services that serve critical infrastructure sectors as defined by many governments around the world. Our significant manufacturing facilities were open and fully operational as of March 26, 2022. We continue to monitor incidence of COVID-19 on a continuous basis, particularly in areas reporting recent increases in infection. To protect the safety, health and well-being of employees, customers, suppliers and communities, CDC and WHO guidelines are being followed in all facilities.

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

Change in Reportable Segments

On December 26, 2021, the Company's CODM began to manage the business, allocate resources and evaluate performance based on changes made to the Company's management structure. As a result, the Company has realigned its reportable segment structure. The Company reorganized from a four segment structure previously organized by product category (Utility Structures, Engineered Support Structures, Coatings, and Irrigation) to a two segment reporting structure organized by market dynamics (Infrastructure and Agriculture). All prior period information has been recast to reflect this change in reportable segments. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Backlog

The backlog of unshipped orders at March 26, 2022 was approximately $1.8 billion compared with approximately $1.6 billion at December 25, 2021. The increase is primarily attributed to the receipt of a large purchase order of approximately $135 million for a large project within our transmission, distribution, and substation product line within the Infrastructure reporting segment. We expect approximately $1.6 billion of the backlog to be fulfilled within the subsequent 12 months.

Currency Translation

    In the first quarter of 2022, we realized an increase in operating income, as compared with 2021, due in part to currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Infrastructure	Agriculture	Corporate
First quarter	$0.3	$(0.4)	$0.7	$—

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales decreased slightly in the first quarter of 2022, as compared with the same period in 2021, but the amount of gross profit increased due to the higher average selling prices across all product lines more than offsetting higher costs of goods sold across the Company. Amounts of gross profit increased for both reportable segments.
    The increase in the first quarter of 2022 SG&A expense over the same period of 2021 was due to the SG&A contribution from the recent acquisition of Prospera (including intangible asset amortization, stock-based compensation, and research and development costs), higher incentives due to improved operations, and salary merit increases.

    The increase in consolidated operating income in the first quarter of 2022, as compared to the same period of 2021, is primarily due to the increase in average selling prices more than offsetting higher costs of goods sold. This was partially offset by the increase in SG&A year over year.

Net Interest Expense

    Interest expense increased in the first quarter of 2022, as compared to the same period in 2021, due to borrowing on the revolving line of credit.

Other Income/Expenses (including Loss on Investments - Unrealized)

    The change includes the unrealized loss of $1.1 million in valuation of deferred compensation assets, which is shown as "Loss on investments (unrealized)" on the condensed consolidated statements of earnings. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

    Our effective income tax rate in the first quarter 2022 was 26.8%, compared to 21.9% in the first quarter of 2021. The increase in the effective tax rate was primarily due to a change in geographical earnings, the finalization of U.S. tax regulations related to foreign tax credits, and an incremental tax benefit in 2021 driven by employee stock option exercises which did not recur in 2022.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests was higher in the first quarter of 2022 as compared to 2021 due to higher net earnings of the subsidiaries Valmont does not own 100%.

Cash Flows from Operations
    Our cash flows provided by operations was $2.7 million in the first quarter of fiscal 2022, as compared with $33.2 million provided by operations in the first quarter of 2021. The decrease in operating cash flow in the first quarter of 2022, as compared with 2021, was primarily due to an increase in receivables attributed to the increase in net sales and an increase in contract assets, partially offset by an increase in accounts payable.

Infrastructure segment

Infrastructure	Q1 2022	Q1 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution and Substation	281.6	208.4	73.2	35.1%
Lighting & Transportation	212.8	176.5	36.3	20.6%
Coatings	82.0	74.8	7.2	9.6%
Telecommunications	61.4	45.6	15.8	34.6%
Renewable Energy	43.0	44.3	(1.3)	(2.9)%
Total	$680.8	$549.6	$131.2	23.9%

Operating Income	$77.5	$54.4	$23.1	42.5%

     Net sales in the first quarter of 2022, as compared to 2021, increased for this segment across almost all of the product lines primarily due to higher average selling prices partially offset by $7.5 million of unfavorable foreign currency translation effects. From a geography perspective, the increase in sales within North America was much higher than within international markets.
Transmission, distribution, and substation sales increased in the first quarter of 2022 as compared with 2021, primarily due to substantially higher average selling prices. This increase in average selling prices is due to a number of our sales contracts in North America containing mechanisms that tie the sales price to published steel index pricing at the time our customer issues their purchase order.
    Lighting and transportation sales increased during the first quarter of 2022, as compared to the same period in fiscal 2021, due to meaningfully higher average selling prices, primarily in North America, from the continuation of realized pricing actions. A small decrease in global sales volume partially offset the increase in average selling prices.
Telecommunication sales were higher in the first quarter 2022, as compared with the same periods in 2021, due primarily to an increase in global sales volume. 5G deployments continue to increase market opportunities across all regions. Average selling prices were modestly higher in in 2022, as compared to 2021.
Coatings sales increased in the first quarter of 2022, as compared to the same periods in 2021, due to higher average selling prices. Renewable energy sales were similar in the first quarter of 2022, as compared to 2021.
     Gross profit was higher in the first quarter of 2022, as compared to 2021. The customer contractual pricing mechanisms and selling price management led to a large increase in average selling prices while maintaining gross profit margins in a highly inflationary environment. The increase in operating income for the first quarter of 2022, as compared with 2021, is due to a 23% increase in gross profit versus the 10% increase in SG&A. The operating income margin increased to 11.4% in the first quarter of 2022, from 9.9% in first quarter of 2021, due to better leverage of fixed costs, including SG&A, in 2022.
    Agriculture segment

Agriculture	Q1 2022	Q1 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
North America	182.3	122.8	59.5	48.5%
International	124.3	106.9	17.4	16.3%
Total	$306.6	$229.7	$76.9	33.5%

Operating Income	$37.5	$38.7	$(1.2)	(3.1)%

    The increase in Agriculture segment net sales in the first quarter of 2022, as compared to 2021, is primarily due to much higher average selling prices of irrigation equipment globally. In North America, higher sales volumes for irrigation systems and parts in 2022, as compared to 2021, were driven by improved agricultural commodity prices. International sales volumes decreased in 2022 due to less project work when compared to 2021. Sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.
    The increase in gross profit in 2022, as compared to 2021, is primarily attributed to the meaningfully higher average selling prices which more than offset the amount of inflation within cost of goods sold. SG&A was higher in the first quarter of 2022, as compared to 2021, due to the SG&A from the Prospera subsidiary acquired in the second quarter of 2022, including the amortization of identified intangible assets and stock-based compensation expense. Operating income for the segment was slightly lower in 2022, versus 2021, due to a lower gross profit margin and the higher SG&A.
    Net corporate expense
Corporate SG&A expense was higher in the first quarter of 2022, as compared to 2021. The increase in the first quarter is primarily due to higher incentive accruals related to business performance, an increase in rent expense, and higher compensation expense due to salary merit increases.

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
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of March 26, 2022, we have acquired approximately 6.5 million shares for approximately $878.0 million under this share repurchase program.
On February 22, 2022, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.55 per share, or a rate of $2.20 per share on an annualized basis, an increase of 10% from the prior quarterly cash dividend of $0.50 per share.
Sources of Financing
Our debt financing at March 26, 2022 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of March 26, 2022, principally consisted of:

•$450 million face value ($437.0 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
•$305 million face value ($297.7 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.
    We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.
    Our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2026.
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
At March 26, 2022 and December 25, 2021, we had outstanding borrowings of $234.6 million and $218.9 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. At March 26, 2022, we had the ability to borrow $565.2 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $138.2 million; $129.8 million of which was unused at March 26, 2022.
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
    At March 26, 2022, we were in compliance with all covenants related to these debt agreements.
The calculation of Adjusted EBITDA-last four quarters and the Leverage ratio are presented in the tables below in Selected Financial Measures.
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
We have cash balances of $149.7 million at March 26, 2022, approximately $134.1 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At March 26, 2022, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.2 million and $0.7 million, respectively.
Cash Flows
The following table includes a summary of our cash flow information for the thirteen weeks ended March 26, 2022 and March 27, 2021:

Dollars in thousands	2022	2021
Cash flow data:
Net cash flows from operating activities	$2,703	$33,153
Net cash flows from investing activities	(29,100)	(29,308)
Net cash flows from financing activities	(3,521)	(10,650)
Working Capital and Operating Cash Flows-Net working capital was $1,021.9 million at March 26, 2022, as compared to $946.9 million at December 25, 2021. The increase in net working capital in 2022 is attributed to an increase in inventory due to the rising commodity prices and an increase in receivables, partially offset by an increase in accounts payable. Cash flow provided by operations was $2.7 million in the first quarter of 2022, as compared with $33.2 million in the first quarter of 2021. The decrease in operating cash flows in 2022, as compared to 2021, was primarily the result of an increase in receivables attributed to the increase in net sales and an increase in contract assets, partially offset by an increase in accounts payable.

Investing Cash Flows- Cash used in investing activities totaled $29.1 million in 2022, compared to $29.3 million in 2021. Capital spending in the first quarter of fiscal 2022 was $27.1 million, as compared to $27.6 million for the same period in 2021. We expect our capital expenditures to be in the range of $110 million to $120 million for fiscal 2022.
Financing Cash Flows- Our total interest-bearing debt was $975.7 million at March 26, 2022 and $965.4 million at December 25, 2021. Cash used in financing activities totaled $3.5 million in 2022, compared to $10.7 million in 2021. The financing cash outflow in the first quarter of 2022 was primarily the result of borrowings on the revolving credit agreement of $97.0 million, principal payments on our long-term debt and short-term borrowings of $88.1 million, and dividends paid of $10.6 million. The financing cash outflow for the first quarter of 2021 was due primarily to the principal payments on our long-term debt and short-term borrowings of $11.5 million, dividends paid of $9.6 million, and the purchase of treasury shares of $11.1 million; somewhat offset by our debt borrowings of $18.9 million.
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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen weeks ended March 26, 2022 and March 27, 2021

	Thirteen weeks ended
Dollars in thousands	March 26, 2022	March 27, 2021
Net sales	$661,749	$482,722
Gross Profit	164,359	135,521
Operating income	69,093	52,966
Net earnings	41,808	31,028
Net earnings attributable to Valmont Industries, Inc.	41,816	31,022
Supplemental Combined Parent and Guarantors Financial Information
March 26, 2022 and December 25, 2021

Dollars in thousands	March 26, 2022	December 25, 2021
Current assets	$873,174	$801,797
Noncurrent assets	850,780	807,294
Current liabilities	387,967	383,394
Noncurrent liabilities	200,925	1,305,756
Noncontrolling interest in consolidated subsidiaries	1,835	1,844
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $117,723 and $93,613 at March 26, 2022 and December 25, 2021. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $200,925 and $236,577 at March 26, 2022 and December 25, 2021.

Selected Financial Measures
We are including the following financial measures for the company.
Adjusted EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA-last four quarters (March 28, 2021 to March 26, 2022) is as follows:

Dollars in thousands	2022
Net cash flows from operations	$35,488
Interest expense	43,875
Income tax expense	69,034
Loss on investment	(4)
Impairment of long-lived assets	(27,911)
Impairment of goodwill and intangible assets	—
Impairment of property, plant and equipment	—
Deferred income tax (expense) benefit	6,176
Noncontrolling interest	(2,704)
Pension plan expense	13,596
Contribution to pension plan	960
Changes in assets and liabilities, net of acquisitions	306,202
Other	65
EBITDA	$444,777
Impairment of long-lived assets	27,911
Adjusted EBITDA	$472,688

2022
Net earnings attributable to Valmont Industries, Inc.	$202,926
Interest expense	43,875
Income tax expense	69,034
Stock based compensation	33,512
Depreciation and amortization expense	95,430
EBITDA	$444,777
Impairment of long-lived assets	27,911
Adjusted EBITDA	$472,688
EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. In October 2021, our revolving credit facility was amended to allow the Company to add-back any non-cash stock-based compensation in any trailing twelve month period and allow for an adjustment to EBITDA, subject to certain limitations, for non-cash charges or gains that are non-recurring in nature.
Leverage ratio. Leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million); divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.5 (or 3.75x after certain material acquisitions) for any reporting period (four quarters). If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.
The calculation of this ratio at March 26, 2022 is as follows:

Dollars in thousands	2022
Interest-bearing debt	$975,671
Less: Cash and cash equivalents in excess of $50 million	99,700
Net indebtedness	$875,971
Adjusted EBITDA	472,688
Leverage Ratio	1.85
Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.
Financial Obligations and Financial Commitments
    There have been no material changes to our financial obligations and financial commitments as described on page 29 in our Form 10-K for the fiscal year ended December 25, 2021.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 34-37 in our Form 10-K for the fiscal year ended December 25, 2021 during the three months ended March 26, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended March 26, 2022. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 25, 2021.

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

PART II. OTHER INFORMATION
ITEM 1A – Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
December 26, 2021 to January 22, 2022	—	$—	—	$121,862,000
January 23, 2022 to February 26, 2022	—	—	—	121,862,000
February 27, 2022 to March 26, 2022	—	—	—	121,862,000
Total	—	$—	—	$121,862,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of March 26, 2022, we have acquired 6,475,406 shares for approximately $878.0 million under this share repurchase program.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
    Valmont's annual meeting of stockholders was held on April 26, 2022. The stockholders elected four directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont's named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2022. For the annual meeting there were 21,305,027 shares outstanding and eligible to vote of which 19,822,859 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

    Election of Directors:

	For	Withheld	Broker Non-Votes
Kaj den Daas	17,487,351	1,343,066	992,442
James B. Milliken	16,994,281	1,836,136	992,442
Catherine James Paglia	18,084,128	746,289	992,442
Ritu Favre	18,095,109	735,308	992,442

Approve Valmont 2022 Stock Plan:

For	17,658,437
Against	1,031,748
Abstain	140,232
Broker non-votes	992,442

Advisory vote on executive compensation:

For	18,090,339
Against	594,734
Abstain	145,344
Broker non-votes	992,442

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2022:

For	18,833,293
Against	965,315
Abstain	24,251

Compensatory Arrangements

At Valmont’s annual shareholders meeting on April 26, 2022, the shareholders of Valmont approved the Valmont 2022 Stock Plan. The stock plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, deferred stock units and other forms of stock-based compensation to officers and other employees of Valmont and its subsidiaries. The maximum number of shares of Valmont's common stock that may be issued under the stock plan is 2,000,000. Following approval of the stock plan by shareholders, no additional award grants may be made under any prior Valmont stock plan. The principal features of the plan are summarized on pages 38 to 43 of Valmont’s proxy statement for the annual meeting of shareholders held on April 26, 2022. The forgoing description and the proxy statement summary are qualified in their entirety by reference to the Valmont 2022 Stock Plan, filed as an Exhibit 10.1 to this report.

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
10.1	Valmont 2022 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 2022 (Commission file number 001-1429) and herein incorporated by reference.
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended September 25, 2021 and is incorporated herein by reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated the 27th day of April, 2022.