Form 10-Q
period 2022-06-25
VALMONT INDUSTRIES INC
filed 2022-07-27
CIK 102729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
or
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
21,350,725
Outstanding shares of common stock as of July 21, 2022

VALMONT INDUSTRIES, INC

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Product sales	$1,036,289	$805,801	$1,927,159	$1,500,766
Services sales	99,243	88,828	189,193	168,749
Net sales	1,135,532	894,629	2,116,352	1,669,515
Product cost of sales	781,323	608,101	1,454,493	1,126,735
Services cost of sales	61,608	56,881	120,072	108,579
Total cost of sales	842,931	664,982	1,574,565	1,235,314
Gross profit	292,601	229,647	541,787	434,201
Selling, general and administrative expenses	173,882	147,022	328,226	274,365
Operating income	118,719	82,625	213,561	159,836
Other income (expenses):
Interest expense	(11,386)	(10,436)	(22,649)	(20,435)
Interest income	285	186	512	497
Gain (loss) on investments - unrealized	(2,342)	1,177	(3,405)	1,068
Other	2,073	4,204	5,715	7,653
	(11,370)	(4,869)	(19,827)	(11,217)
Earnings before income taxes	107,349	77,756	193,734	148,619
Income tax expense:
Current	27,620	25,413	50,033	33,960
Deferred	1,967	(10,673)	2,675	(3,718)
	29,587	14,740	52,708	30,242
Earnings before equity in earnings of nonconsolidated subsidiaries	77,762	63,016	141,026	118,377
Equity in loss of nonconsolidated subsidiaries	(555)	(359)	(913)	(719)
Net earnings	77,207	62,657	140,113	117,658
Less: earnings attributable to noncontrolling interests	(1,099)	(547)	(1,694)	(534)
Net earnings attributable to Valmont Industries, Inc.	$76,108	$62,110	$138,419	$117,124
Earnings per share:
Basic	$3.57	$2.93	$6.50	$5.53
Diluted	$3.53	$2.89	$6.43	$5.46

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net earnings	$77,207	$62,657	$140,113	$117,658
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(43,666)	10,690	(32,050)	(1,943)
Gain (loss) on hedging activities:
Cash flow hedges	—	(313)	—	(291)
Amortization cost included in interest expense	(16)	(16)	(32)	(32)
Commodity hedges	(19,512)	16,308	1,048	26,254
Realized (gain) loss on commodity hedges recorded in earnings	1,545	(270)	(498)	(270)
Cross currency swaps	3,470	(2,095)	5,281	1,511
Defined Benefit Pension Plan:
Actuarial gain on defined benefit pension plan	124	843	256	1,675
Other comprehensive income (loss)	(58,055)	25,147	(25,995)	26,904
Comprehensive income	19,152	87,804	114,118	144,562
Comprehensive (income) loss attributable to noncontrolling interests	932	(1,573)	(756)	(1,087)
Comprehensive income attributable to Valmont Industries, Inc.	$20,084	$86,231	$113,362	$143,475

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,579	$177,232
Receivables, net	627,876	571,593
Inventories	786,600	728,834
Contract assets	200,522	142,643
Prepaid expenses and other assets	87,070	83,646
Refundable income taxes	—	8,815
Total current assets	1,856,647	1,712,763
Property, plant and equipment, at cost	1,452,413	1,422,101
Less accumulated depreciation and amortization	844,850	823,496
Net property, plant and equipment	607,563	598,605
Goodwill	741,743	708,566
Other intangible assets, net	192,333	175,364
Other assets	276,466	251,951
Total assets	$3,674,752	$3,447,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,018	$4,884
Notes payable to banks	4,428	13,439
Accounts payable	388,498	347,841
Accrued employee compensation and benefits	107,108	144,559
Contract liabilities	175,814	135,746
Other accrued expenses	130,114	108,771
Income taxes payable	10,036	—
Dividends payable	11,743	10,616
Total current liabilities	830,759	765,856
Deferred income taxes	55,641	47,849
Long-term debt, excluding current installments	995,647	947,072
Defined benefit pension liability	—	536
Operating lease liabilities	154,799	147,759
Deferred compensation	33,778	35,373
Other noncurrent liabilities	50,978	89,207
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	4,321	1,479
Retained earnings	2,509,262	2,394,307
Accumulated other comprehensive loss	(288,184)	(263,127)
Treasury stock	(764,917)	(773,712)
Total Valmont Industries, Inc. shareholders’ equity	1,488,382	1,386,847
Noncontrolling interest in consolidated subsidiaries	64,768	26,750
Total shareholders’ equity	1,553,150	1,413,597
Total liabilities and shareholders’ equity	$3,674,752	$3,447,249
See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Twenty-six weeks ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net earnings	$140,113	$117,658
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	48,012	44,063
Stock-based compensation	19,583	8,948
Defined benefit pension plan benefit	(5,242)	(7,400)
Contribution to defined benefit pension plan	(17,155)	(970)
Loss (gain) on sale of property, plant and equipment	737	(1,330)
Equity in loss in nonconsolidated subsidiaries	913	719
Deferred income taxes	2,675	(3,718)
Changes in assets and liabilities:
Receivables	(53,809)	(45,398)
Inventories	(56,625)	(142,218)
Prepaid expenses and other assets (current and non-current)	5,369	(19,680)
Contract assets	(59,536)	(17,165)
Accounts payable	39,875	55,445
Accrued expenses	(16,034)	(18,119)
Contract liabilities	4,798	24,963
Other noncurrent liabilities	(6,447)	52,229
Income taxes payable/refundable	20,792	22,158
Net cash flows from operating activities	68,019	70,185
Cash flows from investing activities:
Purchase of property, plant and equipment	(49,676)	(48,824)
Proceeds from sale of assets	45	1,595
Acquisitions, net of cash acquired	(39,297)	(312,500)
Other, net	1,117	(1,669)
Net cash flows from investing activities	(87,811)	(361,398)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	11,972
Payments on short-term borrowings	(9,155)	(17,021)
Proceeds from long-term borrowings	201,462	149,342
Principal payments on long-term borrowings	(156,973)	(15,421)
Dividends paid	(22,337)	(20,181)
Purchase of noncontrolling interest	(4,292)	—
Purchase of treasury shares	(9,776)	(21,600)
Proceeds from exercises under stock plans	5,846	19,891
Purchase of common treasury shares—stock plan exercises	(4,205)	(16,922)
Net cash flows from financing activities	570	90,060
Effect of exchange rate changes on cash and cash equivalents	(3,431)	(288)
Net change in cash and cash equivalents	(22,653)	(201,441)
Cash and cash equivalents—beginning of year	177,232	400,726
Cash and cash equivalents—end of period	$154,579	$199,285
See accompanying notes to condensed consolidated financial statements

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at March 27, 2021	$27,900	$—	$2,282,355	$(307,556)	$(777,885)	$25,288	$1,250,102
Net earnings	—	—	62,110	—	—	547	62,657
Other comprehensive income (loss)	—	—	—	24,121	—	1,026	25,147
Cash dividends declared ($0.5 per share)	—	—	(10,606)	—	—	—	(10,606)
Purchase of treasury shares; 42,150 shares acquired	—	—	—	—	(10,469)	—	(10,469)
Stock plan exercises; 63,783 shares acquired	—	—	—	—	(197)	—	(197)
Stock options exercised; 1,245 shares issued	—	(3,500)	3,156	—	917	—	573
Stock option expense	—	619	—	—	—	—	619
Stock awards; 6,351 shares issued	—	2,881	—	—	777	—	3,658
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	$1,321,484
Balance at March 26, 2022	$27,900	$5,251	$2,444,897	$(232,160)	$(769,835)	$28,438	1,504,491
Net earnings	—	—	76,108	—	—	1,099	77,207
Other comprehensive income (loss)	—	—	—	(56,024)	—	(2,031)	(58,055)
Cash dividends declared ($0.55 per share)	—	—	(11,743)	—	—	—	(11,743)
Purchase of noncontrolling interest	—	189	—	—	—	(4,481)	(4,292)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	41,743	41,743
Purchase of treasury shares; 38,804 shares acquired	—	—	—	—	(9,776)	—	(9,776)
Stock plan exercises; 7,080 shares acquired	—	—	—	—	(1,678)	—	(1,678)
Stock options exercised; 42,961 shares issued	—	(1,551)	—	—	6,684	—	5,133
Stock option expense	—	836	—	—	—	—	836
Stock awards; 42,145 shares issued	—	(404)	—	—	9,688	—	9,284
Balance at June 25, 2022	$27,900	$4,321	$2,509,262	$(288,184)	$(764,917)	$64,768	$1,553,150

See accompanying notes to the condensed consolidated financial statements.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest in consolidated subsidiaries	Total shareholders’ equity
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	117,124	—	—	534	117,658
Other comprehensive income (loss)	—	—	—	26,351	—	553	26,904
Cash dividends declared ($1.00 per share)	—	—	(21,231)	—	—	—	(21,231)
Purchase of treasury shares; 92,297 shares acquired	—	—	—	—	(21,600)	—	(21,600)
Stock plan exercises; 71,268 shares acquired	—	—	—	—	(16,922)	—	(16,922)
Stock options exercised; 144,123 shares issued	—	(8,100)	(3,913)	—	31,904	—	19,891
Stock option expense	—	1,267	—	—	—	—	1,267
Stock awards; 9,060 shares issued	—	6,498	—	—	1,183	—	7,681
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	$1,321,484
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	138,419	—	—	1,694	140,113
Other comprehensive income (loss)	—	—	—	(25,057)	—	(938)	(25,995)
Cash dividends declared ($1.10 per share)	—	—	(23,464)	—	—	—	(23,464)
Purchase of noncontrolling interest	—	189	—	—	—	(4,481)	(4,292)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	41,743	41,743
Purchase of treasury shares; 38,804 shares acquired	—	—	—	—	(9,776)	—	(9,776)
Stock plan exercises; 18,775 shares acquired	—	—	—	—	(4,205)	—	(4,205)
Stock options exercised; 48,577 shares issued	—	(2,087)	—	—	7,933	—	5,846
Stock option expense	—	1,552	—	—	—	—	1,552
Stock awards; 79,893 shares issued	—	3,188	—	—	14,843	—	18,031
Balance at June 25, 2022	$27,900	$4,321	$2,509,262	$(288,184)	$(764,917)	$64,768	$1,553,150

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of June 25, 2022, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders' Equity for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, and the Condensed Consolidated Statement of Cash Flows for the twenty-six weeks then ended have been prepared by Valmont Industries Inc. (the Company), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of June 25, 2022 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of operations for the period ended June 25, 2022 are not necessarily indicative of the operating results for the full year.
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
Inventories consisted of the following:

	June 25, 2022	December 25, 2021
Raw materials and purchased parts	$309,372	$278,107
Work-in-process	72,632	63,628
Finished goods and manufactured goods	404,596	387,099
Total Inventory	$786,600	$728,834
Income Taxes
Earnings before income taxes for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2022	2021	2022	2021
United States	$62,214	$57,090	$123,031	$108,245
Foreign	45,135	20,666	70,703	40,374
	$107,349	$77,756	$193,734	$148,619

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

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
Net periodic (benefit) expense:	2022	2021	2022	2021
Interest cost	$3,157	$2,530	$6,522	$5,027
Expected return on plan assets	(5,818)	(7,097)	(12,020)	(14,102)
Amortization of actuarial loss	124	843	256	1,675
Net periodic benefit	$(2,537)	$(3,724)	$(5,242)	$(7,400)
    Stock Plans
The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At June 25, 2022, 1,892,141 shares of common stock remained available for issuance under the plans.
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
The Company's compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, respectively, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2022	2021	2022	2021
Compensation expense	$10,120	$4,277	$19,583	$8,948
Income tax benefits	2,530	1,069	4,896	2,237
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
Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan at June 25, 2022 of $28,383 ($29,982 at December 25, 2021) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee's ability to change investment allocation of their deferred compensation at any time. The Company's ownership of shares in Delta EMD Pty. Ltd. (JSE:DTA) is also classified as trading securities. The shares are valued at $93 and $94 as of June 25, 2022 and December 25, 2021, respectively, which is the estimated fair value. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input.
Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

		Fair Value Measurement Using:
	Carrying Value June 25, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading Securities	$28,476	$28,476	$—	$—
Derivative financial instruments, net	3,432	—	3,432	—

		Fair Value Measurement Using:
	Carrying Value December 25, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets (Liabilities):
Trading Securities	$30,076	$30,076	$—	$—
Derivative financial instruments, net	(4,007)	—	(4,007)	—
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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at June 25, 2022 and December 25, 2021:

	Foreign Currency Translation Adjustments	Gain on Hedging Activities	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 25, 2021	$(243,350)	$15,777	$(35,554)	$(263,127)
Current-period comprehensive income (loss)	(31,112)	5,799	256	(25,057)
Balance at June 25, 2022	$(274,462)	$21,576	$(35,298)	$(288,184)
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
    Customer acceptance provisions exist only in the design stage of our products and acceptance of the design by the customer is required before the project is manufactured and delivered to the customer. The Company is not entitled to any compensation solely based on design of the product and does not recognize this service as a separate performance obligation and, therefore, no revenue is recognized with the design stage. No general rights of return exist for customers once the product has been delivered and the Company establishes provisions for estimated warranties. The Company does not sell extended warranties for any of its products.
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
The Company's contract asset as of June 25, 2022 and December 25, 2021 was $200,522 and $142,643, respectively. While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer's specified location, certain customers are also invoiced by advanced billings or progress billings.
At June 25, 2022 and December 25, 2021, total contract liabilities were $217,698 and $213,203, respectively. At June 25, 2022, $175,814 was recorded as contract liabilities and $41,884 was recorded as other noncurrent liabilities on the condensed consolidated balance sheets. Additional details are as follows:

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

•During the thirteen and twenty-six weeks ended June 25, 2022, the Company recognized $31,149 and $59,171 of revenue that was included in the total contract liability as of December 25, 2021. The revenue recognized was due to applying advance payments received for performance obligations completed during the period;
•In the thirteen and twenty-six weeks ended June 26, 2021, the Company recognized $31,267 and $69,369 of revenue that was included in the total contract liability as of December 26, 2020. The revenue recognized was due to applying advance payments received for performance obligations completed during the period; and
•At June 25, 2022, the Company had $83,681 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

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

(2) ACQUISITIONS
Acquisitions of Businesses
On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,297 in cash (net of cash acquired) and subject to working capital adjustments. Approximately $1,850 of the purchase price is contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into our advanced infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company expects to finalize the purchase price allocation in the second quarter of 2023.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of ConcealFab as of the date of acquisition:

As of June 1, 2022

Current assets	$21,133
Customer relationships	26,200
Trade name	5,000
Property, plant & equipment	3,813
Other assets	8,804
Goodwill	42,640
Total fair value of assets acquired	$107,590
Current liabilities	6,426
Long-term debt	2,038
Operating lease liabilities	7,812
Deferred taxes	5,464
Other noncurrent liabilities	12
Total fair value of liabilities assumed	$21,752
Non-controlling interest in consolidated subsidiaries	41,743
Net assets acquired	$44,095

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the fair values of the assets acquired and liabilities assumed of Prospera as of the date of acquisition:

As of May 12, 2021

Current assets	$647
Developed technology	32,900
Trade name	2,850
Property, plant & equipment	1,063
Goodwill	273,453
Total fair value of assets acquired	$310,913
Current liabilities	2,690
Deferred taxes	8,223
Total fair value of liabilities assumed	$10,913
Net assets acquired	$300,000
On April 20, 2021 the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties. The acquisition of PivoTrac, located in Texas, was made to allow the Company to advance its technology strategy and increase its number of connected agricultural devices and will be reported in the Agriculture segment. The fair values assigned were $10,800 for goodwill, $2,627 for customer relationships, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over 8 years. The Company finalized the purchase price allocation in the second quarter of 2022.

Proforma disclosures were omitted for these acquisitions as the they do not have a significant impact on the Company's financial results.
Acquisition of Noncontrolling Interests
On May 10, 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering Ltd. for $4,292. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders' equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) GOODWILL AND INTANGIBLE ASSETS
Amortized Intangible Assets
The components of amortized intangible assets at June 25, 2022 and December 25, 2021 were as follows:

	June 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$246,965	$163,494	13 years
Patents & Proprietary Technology	58,188	17,861	9 years
Trade Name	2,850	441	7 years
Other	4,476	4,113	6 years
	$312,479	$185,909

	December 25, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life
Customer Relationships	$224,597	$160,626	13 years
Patents & Proprietary Technology	58,699	13,955	9 years
Trade Name	2,850	183	7 years
Other	4,534	3,959	6 years
	$290,680	$178,723
Amortization expense for intangible assets for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021, respectively was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	2022	2021	2022	2021
Amortization expense	$5,531	$5,182	$11,380	$9,414
Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated Amortization Expense
2022	$21,425
2023	19,588
2024	17,675
2025	16,241
2026	15,823
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-amortized intangible assets
Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at June 25, 2022 and December 25, 2021 are as follows:

	June 25, 2022	December 25, 2021	Year Acquired
Newmark	$11,111	$11,111	2004
Convert Italia S.p.A	7,916	8,479	2018
Webforge	7,215	7,877	2010
Ingal EPS/Ingal Civil Products	6,996	7,637	2010
Valmont SM	5,673	6,082	2014
ConcealFab	5,000	—	2022
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Other	14,352	14,721	Various
	$65,763	$63,407
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
Goodwill
The carrying amount of goodwill by segment as of June 25, 2022 and December 25, 2021 was as follows:

	Infrastructure Segment	Agriculture Segment	Total
Gross Balance December 25, 2021	$456,876	$313,512	$770,388
Accumulated impairment losses	(61,822)	—	(61,822)
Balance at December 25, 2021	395,054	313,512	708,566
Acquisitions	42,640	—	42,640
Foreign currency translation	(9,759)	296	(9,463)
Balance at June 25, 2022	$427,935	$313,808	$741,743

	Infrastructure Segment	Agriculture Segment	Total
Gross Balance June 25, 2022	$489,757	$313,808	$803,565
Accumulated impairment losses	$(61,822)	$—	$(61,822)
Balance at June 25, 2022	$427,935	$313,808	$741,743

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company’s annual impairment test of goodwill was performed as of August 28, 2021, using primarily the discounted cash flow method. The estimated fair value of all our reporting units exceeded their respective carrying value, so no goodwill impairments were recorded. During fiscal 2022, no goodwill impairments have been recorded.
(4) CASH FLOW SUPPLEMENTARY INFORMATION
    The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended June 25, 2022 and June 26, 2021 were as follows:

	2022	2021
Interest	$22,221	$19,657
Income taxes	29,921	11,317
(5) EARNINGS PER SHARE
The following table provides a reconciliation between Basic and Diluted earnings per share (EPS):

	Basic EPS	Dilutive Effect of Stock Options	Diluted EPS
Thirteen weeks ended June 25, 2022:
Net earnings attributable to Valmont Industries, Inc.	$76,108	$—	$76,108
Weighted average shares outstanding (000's)	21,313	228	21,541
Per share amount	$3.57	$(0.04)	$3.53
Thirteen weeks ended June 26, 2021:
Net earnings attributable to Valmont Industries, Inc.	$62,110	$—	$62,110
Weighted average shares outstanding (000's)	21,193	276	21,469
Per share amount	$2.93	$(0.04)	$2.89
Twenty-six weeks ended June 25, 2022
Net earnings attributable to Valmont Industries, Inc.	$138,419	$—	$138,419
Weighted average shares outstanding (000's)	21,296	220	21,516
Per share amount	$6.50	$(0.07)	$6.43
Twenty-six weeks ended June 26, 2021:
Net earnings attributable to Valmont Industries, Inc.	$117,124	$—	$117,124
Weighted average shares outstanding (000's)	21,186	263	21,449
Per share amount	$5.53	$(0.07)	$5.46
At June 25, 2022 and June 26, 2021, there were 47,223 and 0 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) DERIVATIVE FINANCIAL INSTRUMENTS
    The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company's consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in other comprehensive income ("OCI") until either the sale or substantially complete liquidation of the related subsidiaries.
    Fair value of derivative instruments at June 25, 2022 and December 25, 2021 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	June 25, 2022	December 25, 2021
Commodity forward contracts	Accrued expenses	$(5,252)	$(5,802)
Foreign currency forward contracts	Prepaid expenses and other assets	64	149
Foreign currency forward contracts	Accrued expenses	—	(118)
Cross currency swap contracts	Prepaid expenses and other assets	8,724	1,764
Cross currency swap contracts	Accrued expenses	(104)	—
		$3,432	$(4,007)
    Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 are as follows:

		Thirteen weeks ended		Twenty-six weeks ended
	Statements of earnings location	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Commodity forward contracts	Product cost of sales	$(1,545)	$270	$498	$270
Foreign currency forward contracts	Other income	(234)	154	(85)	(64)
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross currency swap contracts	Interest expense	733	658	1,507	1,368
		$(1,062)	$1,066	$1,888	$1,542
    Cash Flow Hedges
    During 2021, the Company entered into steel hot rolled coil (HRC) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $93,498 for the total purchase of 86,100 short tons. During the second quarter of 2022, the Company entered into additional steel HRC forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $14,010 for the total purchase of 15,000 short tons. As of June 25, 2022, the forward contracts had a notional amount of $43,589 for the total purchase of 42,400 short tons from July 2022 to March 2023. The gain/(loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.
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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
SALES:
Infrastructure	$764,950	$617,604	$1,445,676	$1,167,250
Agriculture	377,765	281,965	684,345	511,629
Total	1,142,715	899,569	2,130,021	1,678,879
INTERSEGMENT SALES:
Infrastructure	(4,200)	(2,796)	(7,301)	(5,997)
Agriculture	(2,983)	(2,144)	(6,368)	(3,367)
Total	(7,183)	(4,940)	(13,669)	(9,364)
NET SALES:
Infrastructure	760,750	614,808	1,438,375	1,161,253
Agriculture	374,782	279,821	677,977	508,262
Total	$1,135,532	$894,629	$2,116,352	$1,669,515

OPERATING INCOME:
Infrastructure	$84,643	$61,550	$162,150	$115,999
Agriculture	58,046	41,984	95,521	80,732
Corporate	(23,970)	(20,909)	(44,110)	(36,895)
Total	$118,719	$82,625	$213,561	$159,836

	Thirteen weeks ended June 25, 2022
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$559,864	$203,488	$(6,716)	$756,636
International	205,086	174,277	(467)	378,896
Total	$764,950	$377,765	$(7,183)	$1,135,532

Product line:
Transmission, Distribution and Substation	$295,835	$—	$—	$295,835
Lighting and Transportation	246,652	—	—	246,652
Coatings	90,321	—	(4,200)	86,121
Telecommunications	78,539	—	—	78,539
Renewable Energy	53,603	—	—	53,603
Irrigation Equipment and Parts, excluding Technology	—	347,585	(2,983)	344,602
Technology Products and Services	—	30,180	—	30,180
Total	$764,950	$377,765	$(7,183)	$1,135,532

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty-six weeks ended June 25, 2022
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$1,065,844	$385,743	$(13,202)	$1,438,385
International	379,832	298,602	(467)	677,967
Total	$1,445,676	$684,345	$(13,669)	$2,116,352

Product line:
Transmission, Distribution and Substation	$577,435	$—	$—	$577,435
Lighting and Transportation	459,419	—	—	459,419
Coatings	172,297	—	(7,301)	164,996
Telecommunications	139,935	—	—	139,935
Renewable Energy	96,590	—	—	96,590
Irrigation Equipment and Parts, excluding Technology	—	625,619	(6,368)	619,251
Technology Products and Services	—	58,726	—	58,726
Total	$1,445,676	$684,345	$(13,669)	$2,116,352

	Thirteen weeks ended June 26, 2021
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$421,168	$156,037	$(4,940)	$572,265
International	196,436	125,928	—	322,364
Total	$617,604	$281,965	$(4,940)	$894,629

Product line:
Transmission, Distribution and Substation	$220,458	$—	$—	$220,458
Lighting and Transportation	215,247	—	—	215,247
Coatings	80,346	—	(2,796)	77,550
Telecommunications	54,102	—	—	54,102
Renewable Energy	47,451	—	—	47,451
Irrigation Equipment and Parts, excluding Technology	—	253,450	(2,144)	251,306
Technology Products and Services	—	28,515	—	28,515
Total	$617,604	$281,965	$(4,940)	$894,629

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twenty-six weeks ended June 26, 2021
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$806,902	$278,788	$(9,364)	$1,076,326
International	360,348	232,841	—	593,189
Total	$1,167,250	$511,629	$(9,364)	$1,669,515

Product line:
Transmission, Distribution and Substation	$428,902	$—	$—	$428,902
Lighting and Transportation	391,763	—	—	391,763
Coatings	155,139	—	(5,997)	149,142
Telecommunications	99,742	—	—	99,742
Renewable Energy	91,704	—	—	91,704
Irrigation Equipment and Parts, excluding Technology	—	460,708	(3,367)	457,341
Technology Products and Services	—	50,921	—	50,921
Total	$1,167,250	$511,629	$(9,364)	$1,669,515
A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021 is as follows:

	Point in Time	Over Time	Total
	Thirteen weeks ended June 25, 2022	Thirteen weeks ended June 25, 2022	Thirteen weeks ended June 25, 2022
Infrastructure	$429,291	$331,459	$760,750
Agriculture	368,175	6,607	374,782
Total	$797,466	$338,066	$1,135,532

	Point in Time	Over Time	Total
	Twenty-six weeks ended June 25, 2022	Twenty-six weeks ended June 25, 2022	Twenty-six weeks ended June 25, 2022
Infrastructure	$798,481	$639,894	$1,438,375
Agriculture	665,781	12,196	677,977
Total	$1,464,262	$652,090	$2,116,352

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Total
	Thirteen weeks ended June 26, 2021	Thirteen weeks ended June 26, 2021	Thirteen weeks ended June 26, 2021
Infrastructure	$346,733	$268,075	$614,808
Agriculture	274,903	4,918	279,821
Total	$621,636	$272,993	$894,629

	Point in Time	Over Time	Total
	Twenty-six weeks ended June 26, 2021	Twenty-six weeks ended June 26, 2021	Twenty-six weeks ended June 26, 2021
Infrastructure	$638,464	$522,789	$1,161,253
Agriculture	499,540	8,722	508,262
Total	$1,138,004	$531,511	$1,669,515

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

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Twenty-six weeks ended
	June 25, 2022	June 26, 2021	% Incr. (Decr.)	June 25, 2022	June 26, 2021	% Incr. (Decr.)
Consolidated
Net sales	$1,135.5	$894.6	26.9%	$2,116.4	$1,669.5	26.8%
Gross profit	292.6	229.6	27.4%	541.8	434.2	24.8%
as a percent of sales	25.8%	25.7%		25.6%	26.0%
SG&A expense	173.9	147.0	18.3%	328.2	$274.4	19.6%
as a percent of sales	15.3%	16.4%		15.5%	16.4%
Operating income	118.7	82.6	43.7%	213.6	159.8	33.7%
as a percent of sales	10.5%	9.2%		10.1%	9.6%
Net interest expense	11.1	10.3	7.8%	22.1	19.9	11.1%
Effective tax rate	27.4%	19.0%		27.1%	20.3%
Net earnings	$76.1	$62.1	22.5%	$138.4	$117.1	18.2%
Diluted earnings per share	$3.53	$2.89	22.1%	$6.43	$5.46	17.8%
Infrastructure
Net sales	$760.8	$614.8	23.7%	$1,438.4	$1,161.3	23.9%
Gross profit	182.1	148.1	23.0%	349.0	283.7	23.0%
SG&A expense	97.5	86.5	12.7%	186.8	167.7	11.4%
Operating income	84.6	61.6	37.3%	162.2	116.0	39.8%
Agriculture
Net sales	$374.8	$279.8	34.0%	$678.0	$508.3	33.4%
Gross profit	110.5	81.3	35.9%	192.8	150.2	28.4%
SG&A expense	52.4	39.3	33.3%	97.3	69.5	40.0%
Operating income	58.0	42.0	38.1%	95.5	80.7	18.3%
Net corporate expense
Gross profit	$—	0.3	NM	$—	$0.3	NM
SG&A	24.0	21.2	13.2%	44.1	37.2	18.5%
Operating loss	(24.0)	(20.9)	(14.8)%	(44.1)	(36.9)	(19.5)%

Overview, Including Items Impacting Comparability
On a consolidated basis, net sales were higher in the second quarter and first half of 2022, as compared to the same periods of 2021, with higher sales in both reporting segments.
Average steel prices for both hot rolled coil and plate were higher, especially in North America, and have stayed at elevated levels resulting in higher cost of sales and net sales as customer pricing mechanisms and product selling price practices allowed for the recovery of that inflation for both reportable segments.
    The Company acquired the following businesses:

•ConcealFab in the second quarter of 2022, a telecommunications technology company that offers 5G infrastructure and passive intermodulation mitigation solutions (Infrastructure).
•PivoTrac in the second quarter of 2021, an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Agriculture).
•Prospera in the second quarter of 2021, a privately-held Israeli-based artificial intelligence company, focused on machine learning and computer vision in agriculture (Agriculture).

Items of note impacting the comparability of results from net earnings in the second quarter of 2022 included amortization of identified intangible assets of $1.6 million ($1.2 million after-tax) and stock-based compensation expense of $2.5 million ($2.3 million after-tax) for the employees from the Prospera subsidiary acquired in the second quarter of 2021 (recognized within SG&A for the Agriculture segment). Items of note impacting the comparability of results from net earnings in the first half of 2022 included amortization of identified intangible assets of $3.6 million ($2.4 million after-tax) and stock-based compensation expense of $5.0 million ($4.6 million after-tax) for the employees from the Prospera subsidiary. These items were recognized within SG&A for the Agriculture segment.

Items of note impacting comparability of results from net earnings in the second quarter and first half of 2021 included:

•charges of $5.5 million ($4.4 after-tax) related to a write-off of a receivable following arbitration,
•charges of $1.6 million ($1.3 after-tax) related to restructuring activities, and
•charges of $1.1 million ($0.8 after-tax) related to acquisition costs.

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic and geopolitical trends, that have impacted our business, including changing conditions from the COVID-19 pandemic, the on-going Russia-Ukraine conflict, inflationary cost pressures, supply chain disruptions, and labor shortages. The effects of COVID-19 and the related actions of governments and other authorities to contain COVID-19 affected and continue to affect the company’s operations, results, and cash flows. Our significant manufacturing facilities were open and fully operational as of June 25, 2022.

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

Backlog

The backlog of unshipped orders at June 25, 2022 was approximately $2.0 billion compared with approximately $1.6 billion at December 25, 2021. The increase is primarily attributed to the receipt of a large purchase order of approximately $200 million for a large project within our renewable energy product line and $135 million for a large project within our transmission, distribution, and substation product line. Both of these projects are within the Infrastructure reporting segment. We expect approximately $1.7 billion of the backlog to be fulfilled within the subsequent 12 months.

Currency Translation

    In the second quarter and first half of 2022, we realized an increase in operating income, as compared with 2021, with currency translation effects relatively flat. The breakdown of this effect by segment was as follows:

	Total	Infrastructure	Agriculture	Corporate
Second quarter	$(0.2)	$(2.1)	$1.7	$0.2

Year-to-date	$0.1	$(2.5)	$2.4	$0.2

Gross Profit, SG&A, and Operating Income

    At a consolidated level, gross profit as a percent of sales was relatively flat in the second quarter of 2022 and decreased slightly in the first half of 2022, as compared with the same periods in 2021, but the amount of gross profit increased due to the higher average selling prices across all product lines more than offsetting higher costs of goods sold across the Company. Amounts of gross profit increased for both reportable segments.
    The increase in the second quarter and first half of 2022 SG&A expense over the same periods of 2021 was due to the incremental SG&A from the May 2021 acquisition of Prospera (including intangible asset amortization, stock-based compensation, and research and development costs), higher incentives due to improved operations, and salary merit increases.

    The increase in consolidated operating income in the second quarter and first half of 2022, as compared to the same periods of 2021, is primarily due to the increase in average selling prices more than offsetting higher costs of goods sold. This was partially offset by the increase in SG&A year over year.

Net Interest Expense

    Interest expense increased in the second quarter and first half of 2022, as compared to the same periods in 2021, due to borrowing on the revolving line of credit.

Other Income/Expenses (including Gain (loss) on Investments - Unrealized)

    The change in other income/expenses in the second quarter of 2022, as compared to 2021, was primarily due to a lower pension benefit of $1.2 million and the change in the valuation of deferred compensation assets, shown as "Gain (loss) on investments - unrealized" on the condensed consolidated statements of earnings, which resulted in lower income of $3.5 million. The change in other income/expenses in the first half of 2022, as compared to 2021, was primarily due to a lower pension benefit of $2.2 million and the change in the valuation of deferred compensation asses which resulted in lower income of $4.5 million. The change related to deferred compensation assets are offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

    Our effective income tax rate in the second quarter and first half of 2022 was 27.6% and 27.2% compared to 19.0% and 20.3% in the second quarter and first half of 2021. The increase in the effective tax rate was primarily due to a change in geographical earnings and the finalization of U.S. tax regulations related to foreign tax credits during 2022. In addition, there was an incremental tax benefit in 2021 driven by a change in the United Kingdom tax rate which did not recur in 2022.

Earnings Attributable to Noncontrolling Interests

    Earnings attributable to noncontrolling interests were higher in the second quarter and first half of 2022 as compared to 2021 due to higher net earnings of the subsidiaries Valmont does not own 100%.

Cash Flows from Operations
    Our cash flows provided by operations were $68.0 million in the first half of fiscal 2022, as compared with $70.2 million provided by operations in the first half of 2021. The operating cash flows in the first half of 2022, as compared with 2021, were comparable as a significant increase in the contribution to the defined benefit pension plan of approximately $17 million and overall working capital changes were offset by the increase in net earnings.

Infrastructure segment

	Thirteen weeks ended
Infrastructure	Q2 2022	Q2 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution and Substation	295.8	220.5	75.3	34.1%
Lighting & Transportation	246.7	215.2	31.5	14.6%
Coatings	90.3	80.3	10.0	12.5%
Telecommunications	78.5	54.1	24.4	45.1%
Renewable Energy	53.6	47.5	6.1	12.8%
Total	$764.9	$617.6	$147.3	23.9%

Operating Income	$84.6	$61.6	$23.0	37.3%

	Twenty-six weeks ended
Infrastructure	Q2 2022	Q2 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution and Substation	577.4	428.9	148.5	34.6%
Lighting & Transportation	459.4	391.8	67.6	17.3%
Coatings	172.3	155.1	17.2	11.1%
Telecommunications	139.9	99.7	40.2	40.3%
Renewable Energy	96.6	91.7	4.9	5.3%
Total	$1,445.6	$1,167.2	$278.4	23.9%

Operating Income	$162.2	$116.0	$46.2	39.8%

     Net sales in the second quarter and first half of 2022, as compared to 2021, increased for this segment across all of the product lines primarily due to higher average selling prices partially offset by $15.7 million in second quarter of 2022 and $23.2 million in the first half of 2022 of unfavorable foreign currency translation effects. From a geography perspective, the increase in sales within North America was much higher than within international markets. The lower reported international sales in 2022, versus 2021, is partially attributed to the appreciation of the U.S. dollar.
Transmission, distribution, and substation sales increased in the second quarter and first half of 2022 as compared with 2021, primarily due to substantially higher average selling prices. This increase in average selling prices is due to a number of our sales contracts in North America containing mechanisms that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Sales volumes increased modestly in the second quarter and first half of 2022, as compared to 2021.
    Lighting and transportation sales increased during the second quarter and first half of 2022, as compared to the same period in fiscal 2021, due to meaningfully higher average selling prices, primarily in North America, from the continuation of realized pricing actions. Sales volumes increased in North America for both the second quarter and first half of 2022 while volumes decreased within international markets during the first half of 2022. Reported international sales also decreased in the second quarter and first half of 2022 due to unfavorable foreign currency translation effects.
Telecommunication sales increased in the second quarter of 2022, as compared with the same periods in 2021, due primarily to considerably higher average selling prices. Sales volumes increased in the first half of 2022, as compared with the same period of 2021 as 5G deployments continue to increase market opportunities across all regions. Average selling prices were higher in the first half of 2022, as compared to 2021.
Coatings sales increased in the second quarter and first half of 2022, as compared to the same periods in 2021, due to higher average selling prices. Renewable energy sales increased in the second quarter and first half of 2022, as compared to 2021, due to improved sales volumes partially offset by unfavorable foreign currency translation effects.
     Gross profit was higher in the second quarter and first half of 2022, as compared to 2021. The customer contractual pricing mechanisms and selling price management led to a large increase in average selling prices while maintaining gross profit margins in a highly inflationary environment. The increase in operating income for the second quarter and first half of 2022, as compared with 2021, is due to a 23% increase in gross profit versus an approximately 12% increase in SG&A. The operating income margin increased to 11% in the second quarter of 2022, from 10% in second quarter of 2021, due to better leverage of fixed costs, including SG&A, in 2022.
    Agriculture segment

	Thirteen weeks ended
Agriculture	Q2 2022	Q2 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
North America	203.5	156.0	47.5	30.4%
International	174.3	125.9	48.4	38.4%
Total	$377.8	$281.9	$95.9	34.0%

Operating Income	$58.0	$42.0	$16.0	38.1%

	Twenty-six weeks ended
Agriculture	Q2 2022	Q2 2021	Dollar Change	% Change
Sales, gross of intercompany eliminations:
North America	385.7	278.8	106.9	38.3%
International	298.6	232.8	65.8	28.3%
Total	$684.3	$511.6	$172.7	33.8%

Operating Income	$95.5	$80.7	$14.8	18.3%

    The increase in Agriculture segment net sales in the second quarter and first half of 2022, as compared to 2021, is primarily due to much higher average selling prices of irrigation equipment globally. In North America, higher sales volumes for irrigation systems and parts in 2022, as compared to 2021, were driven by improved agricultural commodity prices. International sales volumes increased in the second quarter of 2022 versus 2021 due to robust demand for irrigation equipment and agriculture solar products in Brazil. Overall lower project sales for the first half of 2022 versus 2021 more than offset the sales growth in the second quarter of 2022 resulting in slightly lower sales volume for international irrigation product line. Sales of technology-related products and services continue to increase, as growers continued adoption of technology to reduce costs and enhance profitability.
    The increase in gross profit in 2022, as compared to 2021, is primarily attributed to the meaningfully higher average selling prices which more than offset the amount of inflation within cost of goods sold. SG&A was higher in the second quarter and first half of 2022, as compared to 2021, due to the SG&A from the Prospera subsidiary acquired in the second quarter of 2021, including the amortization of identified intangible assets and stock-based compensation expense. Operating income for the segment was higher in 2022, versus 2021, due to an increase in gross profit margin partially offset by the higher SG&A.
    Net corporate expense
Corporate SG&A expense was higher in the second quarter and first half of 2022, as compared to the same periods in 2021, primarily due to higher incentive accruals related to business performance, an increase in rent expense, and higher compensation expense due to salary merit increases, partially offset by $3.5 million of lower expense from the change in valuation of the deferred compensation plan assets.

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
The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of June 25, 2022, we have acquired approximately 6.5 million shares for approximately $878.0 million under this share repurchase program.
On February 22, 2022, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.55 per share, or a rate of $2.20 per share on an annualized basis, an increase of 10% from the prior quarterly cash dividend of $0.50 per share.

Sources of Financing
Our debt financing at June 25, 2022 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of June 25, 2022, principally consisted of:
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
At June 25, 2022 and December 25, 2021, we had outstanding borrowings of $265.6 million and $218.9 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. At June 25, 2022, we had the ability to borrow $534.4 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $138.2 million; $133.8 million of which was unused at June 25, 2022.

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
    At June 25, 2022, we were in compliance with all covenants related to these debt agreements.
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
We have cash balances of $154.6 million at June 25, 2022, approximately $119.7 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At June 25, 2022, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.4 million and $0.7 million, respectively.
Cash Flows
The following table includes a summary of our cash flow information for the twenty-six weeks ended June 25, 2022 and June 26, 2021:

Dollars in thousands	2022	2021
Cash flow data:
Net cash flows from operating activities	$68,019	$70,185
Net cash flows from investing activities	(87,811)	(361,398)
Net cash flows from financing activities	570	90,060
Working Capital and Operating Cash Flows-Net working capital was $1,025.9 million at June 25, 2022, as compared to $946.9 million at December 25, 2021. The increase in net working capital in 2022 is attributed to an increase in inventory due to the rising commodity prices and an increase in receivables, partially offset by an increase in accounts payable. Cash flow provided by operations was $68.0 million in the first half of 2022, as compared with $70.2 million in the first half of 2021. The operating cash flows in the first half of 2022, as compared with 2021, were comparable as a significant increase in the contribution to the defined benefit pension plan and overall working capital changes were offset by the increase in net earnings.
Investing Cash Flows- Cash used in investing activities totaled $87.8 million in the first half of 2022, compared to $361.4 million in the first half of 2021. Investing activities in 2022 primarily included capital spending of $49.7 million and the acquisition of ConcealFab for $39.3 million. For the first half of 2021, investing activities primarily included capital spending of $48.8 million and the acquisition of two businesses for $312.5 million. We expect our capital expenditures to be in the range of $110 million to $120 million for fiscal 2022.
Financing Cash Flows- Our total interest-bearing debt was $1,003.1 million at June 25, 2022 and $965.4 million at December 25, 2021. Cash provided in financing activities totaled $0.6 million in 2022, compared to $90.1 million in 2021.
The financing cash provided in the first half of 2022 was primarily the result of borrowings on the revolving credit agreement of $201.5 million; mostly offset by principal payments on our long-term debt and short-term borrowings of $166.1 million, and dividends paid of $22.3 million, the purchase of treasury shares of $9.8 million, and the purchase of a non-controlling interest of $4.3 million. The financing cash provided for the first half of 2021 was primarily due to borrowings on the revolving credit agreement and short-term borrowings of $161.3 million; somewhat offset by the principal payments on our long-term debt and short-term borrowings of $32.4 million, dividends paid of $20.2 million, and the purchase of treasury shares of $21.6 million
Guarantor Summarized Financial Information

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

Combined financial information is as follows:
Supplemental Combined Parent and Guarantors Financial Information
For the thirteen and twenty-six weeks ended June 25, 2022 and June 26, 2021

	Thirteen weeks ended		Twenty-six weeks ended
Dollars in thousands	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$734,500	$563,833	$1,396,249	$1,031,513
Gross Profit	180,909	147,208	345,268	282,443
Operating income	73,044	51,695	142,137	110,829
Net earnings	46,029	29,750	88,337	66,075
Net earnings attributable to Valmont Industries, Inc.	46,582	29,668	90,525	65,993
Supplemental Combined Parent and Guarantors Financial Information
June 25, 2022 and December 25, 2021

Dollars in thousands	June 25, 2022	December 25, 2021
Current assets	$848,769	$801,797
Noncurrent assets	888,944	807,294
Current liabilities	408,971	383,394
Noncurrent liabilities	1,326,515	1,305,756
Noncontrolling interest in consolidated subsidiaries	1,783	1,844
Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $154,905 and $93,613 at June 25, 2022 and December 25, 2021. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $195,142 and $236,577 at June 25, 2022 and December 25, 2021.
Selected Financial Measures
We are including the following financial measures for the company.
Adjusted EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA-last four quarters (June 26, 2021 to June 25, 2022) is as follows:

Dollars in thousands	2022
Net cash flows from operations	$63,772
Interest expense	44,826
Income tax expense	83,880
Impairment of long-lived assets	(27,911)
Deferred income tax (expense) benefit	(6,465)
Noncontrolling interest	(3,255)
Pension plan benefit	12,409
Contribution to pension plan	18,109
Changes in assets and liabilities, net of acquisitions	298,390
Other	(2,242)
EBITDA	$481,513
Impairment of long-lived assets	27,911
Adjusted EBITDA	$509,424

2022
Net earnings attributable to Valmont Industries, Inc.	$216,925
Interest expense	44,826
Income tax expense	83,880
Stock based compensation	39,355
Depreciation and amortization expense	96,527
EBITDA	$481,513
Impairment of long-lived assets	27,911
Adjusted EBITDA	$509,424
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
The calculation of this ratio at June 25, 2022 is as follows:

Dollars in thousands	2022
Interest-bearing debt	$1,003,093
Less: Cash and cash equivalents in excess of $50 million	104,579
Net indebtedness	$898,514
Adjusted EBITDA	509,424
Leverage Ratio	1.76
Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Financial Commitments
    There have been no material changes to our financial obligations and financial commitments as described on page 29 in our Form 10-K for the fiscal year ended December 25, 2021.
Critical Accounting Policies
There were no changes in our critical accounting policies as described on pages 34-37 in our Form 10-K for the fiscal year ended December 25, 2021 during the three months ended June 25, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    There were no material changes in the company's market risk during the quarter ended June 25, 2022. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 25, 2021.

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
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program (1)
March 27, 2022 to April 23, 2022	—	$—	—	$121,862,000
April 24, 2022 to May 28, 2022	38,804	251.93	38,804	112,086,000
May 29, 2022 to June 25, 2022	—	—	—	112,086,000
Total	38,804	$251.93	38,804	$112,086,000
(1) On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company's outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company's outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of June 25, 2022, we have acquired 6,514,210 shares for approximately $887.9 million under this share repurchase program.

Item 5. Other Information

Amendment to Bylaws

On July 26, 2022, the Board of Directors of Valmont approved amendments to Article II, Section 7 of Valmont’s bylaws. The bylaw amendment affirms electronic transmission by members of the Board of Directors pursuant to Delaware law.

Item 6. Exhibits
(a)    Exhibits

Exhibit No.	Description
3.1	The Company's By-Laws, as amended.
22.1	List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended September 25, 2021 and is incorporated herein by reference.
31.1*	Section 302 Certificate of Chief Executive Officer
31.2*	Section 302 Certificate of Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from Valmont's Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________________

*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC. (Registrant)
/s/ AVNER M. APPLBAUM
Avner M. Applbaum Executive Vice President and Chief Financial Officer
Dated the 27th day of July, 2022.