Form 10-Q
period 2022-09-24
VALMONT INDUSTRIES INC
filed 2022-11-02
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

or

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

21,333,058

Outstanding shares of common stock as of October 27, 2022

VALMONT INDUSTRIES, INC

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Product sales	$999,131	$782,694	$2,926,290	$2,283,460
Services sales	98,251	86,088	287,444	254,837
Net sales	1,097,382	868,782	3,213,734	2,538,297
Product cost of sales	739,353	585,986	2,193,846	1,712,721
Services cost of sales	72,551	55,392	192,623	163,971
Total cost of sales	811,904	641,378	2,386,469	1,876,692
Gross profit	285,478	227,404	827,265	661,605
Selling, general and administrative expenses	175,506	151,209	503,732	425,574
Operating income	109,972	76,195	323,533	236,031
Other income (expenses):
Interest expense	(11,629)	(11,031)	(34,278)	(31,466)
Interest income	507	397	1,019	894
Gain (loss) on investments - unrealized	(901)	488	(4,306)	1,556
Other	2,822	2,644	8,537	10,297
	(9,201)	(7,502)	(29,028)	(18,719)
Earnings before income taxes	100,771	68,693	294,505	217,312
Income tax expense:
Current	33,278	21,109	83,311	55,069
Deferred	(5,455)	(5,029)	(2,780)	(8,747)
	27,823	16,080	80,531	46,322
Earnings before equity in earnings of nonconsolidated subsidiaries	72,948	52,613	213,974	170,990
Equity in loss of nonconsolidated subsidiaries	(18)	(360)	(931)	(1,079)
Net earnings	72,930	52,253	213,043	169,911
Less: earnings attributable to noncontrolling interests	(818)	(603)	(2,512)	(1,137)
Net earnings attributable to Valmont Industries, Inc.	$72,112	$51,650	$210,531	$168,774
Earnings per share:
Basic	$3.38	$2.44	$9.88	$7.97
Diluted	$3.34	$2.40	$9.77	$7.86

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine weeks ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net earnings	$72,930	$52,253	$213,043	$169,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation loss	(46,000)	(15,018)	(78,050)	(16,961)
Gain (loss) on hedging activities:
Cash flow hedges	—	307	—	16
Amortization cost included in interest expense	(16)	(16)	(48)	(48)
Commodity hedges	(2,233)	(5,754)	(1,185)	20,500
Realized (gain) loss on commodity hedges recorded in earnings	1,546	(9,870)	1,048	(10,140)
Cross currency swaps	5,592	2,530	10,873	4,041
Defined Benefit Pension Plan:
Actuarial loss	115	163	371	1,838
Other comprehensive loss	(40,996)	(27,658)	(66,991)	(754)
Comprehensive income	31,934	24,595	146,052	169,157
Comprehensive (income) loss attributable to noncontrolling interests	242	268	(514)	(819)
Comprehensive income attributable to Valmont Industries, Inc.	$32,176	$24,863	$145,538	$168,338

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 24,	December 25,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$166,221	$177,232
Receivables, net	614,411	571,593
Inventories	746,282	728,834
Contract assets	215,684	142,643
Prepaid expenses and other assets	107,476	83,646
Refundable income taxes	—	8,815
Total current assets	1,850,074	1,712,763
Property, plant and equipment, at cost	1,426,883	1,422,101
Less accumulated depreciation and amortization	830,033	823,496
Net property, plant and equipment	596,850	598,605
Goodwill	728,587	708,566
Other intangible assets, net	182,796	175,364
Other assets	263,422	251,951
Total assets	$3,621,729	$3,447,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$2,106	$4,884
Notes payable to banks	4,935	13,439
Accounts payable	376,508	347,841
Accrued employee compensation and benefits	125,565	144,559
Contract liabilities	200,341	135,746
Other accrued expenses	136,335	108,771
Income taxes payable	10,668	—
Dividends payable	11,733	10,616
Total current liabilities	868,191	765,856
Deferred income taxes	48,542	47,849
Long-term debt, excluding current installments	935,129	947,072
Defined benefit pension liability	—	536
Operating lease liabilities	156,860	147,759
Deferred compensation	28,754	35,373
Other noncurrent liabilities	11,502	89,207
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid in capital	13,251	1,479
Retained earnings	2,569,641	2,394,307
Accumulated other comprehensive loss	(328,120)	(263,127)
Treasury stock	(769,941)	(773,712)
Total Valmont Industries, Inc. shareholders’ equity	1,512,731	1,386,847
Noncontrolling interest in consolidated subsidiaries	60,020	26,750
Total shareholders’ equity	1,572,751	1,413,597
Total liabilities and shareholders’ equity	$3,621,729	$3,447,249

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine weeks ended
	September 24,	September 25,
	2022	2021
Cash flows from operating activities:
Net earnings	$213,043	$169,911
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	72,803	67,764
Stock-based compensation	29,998	17,895
Defined benefit pension plan benefit	(7,597)	(11,051)
Contribution to defined benefit pension plan	(17,155)	(970)
Loss (gain) on sale of property, plant and equipment	790	(1,250)
Equity in loss in nonconsolidated subsidiaries	931	1,079
Deferred income taxes	(2,780)	(8,747)
Changes in assets and liabilities:
Receivables	(60,450)	(30,709)
Inventories	(31,143)	(211,273)
Prepaid expenses and other assets (current and non-current)	6,738	(21,589)
Contract assets	(76,887)	(33,199)
Accounts payable	37,787	76,916
Accrued expenses	10,904	15,523
Contract liabilities	(10,051)	6,768
Other noncurrent liabilities	(9,312)	10,228
Income taxes payable/refundable	26,107	14,533
Net cash flows from operating activities	183,726	61,829
Cash flows from investing activities:
Purchase of property, plant and equipment	(67,122)	(80,509)
Proceeds from sale of assets	71	1,655
Acquisitions, net of cash acquired	(39,287)	(312,500)
Other, net	(108)	1,891
Net cash flows from investing activities	(106,446)	(389,463)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,137	3,191
Payments on short-term borrowings	(12,366)	(23,654)
Proceeds from long-term borrowings	235,470	236,710
Principal payments on long-term borrowings	(251,155)	(66,128)
Settlement of financial derivatives	2,243	—
Dividends paid	(34,080)	(30,794)
Purchase of noncontrolling interests	(7,338)	—
Purchase of treasury shares	(20,491)	(24,101)
Proceeds from exercises under stock plans	8,778	22,747
Purchase of common treasury shares—stock plan exercises	(4,341)	(16,955)
Net cash flows from financing activities	(79,143)	101,016
Effect of exchange rate changes on cash and cash equivalents	(9,148)	(4,313)
Net change in cash and cash equivalents	(11,011)	(230,931)
Cash and cash equivalents—beginning of year	177,232	400,726
Cash and cash equivalents—end of period	$166,221	$169,795

See accompanying notes to condensed consolidated financial statements

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	loss	stock	subsidiaries	equity
Balance at June 26, 2021	$27,900	$—	$2,337,015	$(283,435)	$(786,857)	$26,861	$1,321,484
Net earnings	—	—	51,650	—	—	603	52,253
Other comprehensive loss	—	—	—	(26,787)	—	(871)	(27,658)
Cash dividends declared ($0.50 per share)	—	—	(10,617)	—	—	—	(10,617)
Purchase of treasury shares; 10,759 shares acquired	—	—	—	—	(2,500)	—	(2,500)
Stock plan exercises; 144 shares acquired	—	—	—	—	(33)	—	(33)
Stock options exercised; 20,749 shares issued	—	(2,194)	27	—	5,023	—	2,856
Stock option expense	—	618	—	—	—	—	618
Stock awards; 494 shares issued	—	8,244	—	—	85	—	8,329
Balance at September 25, 2021	$27,900	$6,668	$2,378,075	$(310,222)	$(784,282)	$26,593	$1,344,732
Balance at June 25, 2022	$27,900	$4,321	$2,509,262	$(288,184)	$(764,917)	$64,768	1,553,150
Net earnings	—	—	72,112	—	—	818	72,930
Other comprehensive loss	—	—	—	(39,936)	—	(1,060)	(40,996)
Cash dividends declared ($0.55 per share)	—	—	(11,733)	—	—	—	(11,733)
Purchase of noncontrolling interest	—	1,410	—	—	—	(4,456)	(3,046)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	(50)	(50)
Purchase of treasury shares; 38,606 shares acquired	—	—	—	—	(10,715)	—	(10,715)
Stock plan exercises; 507 shares acquired	—	—	—	—	(136)	—	(136)
Stock options exercised; 20,448 shares issued	—	(2,859)	—	—	5,791	—	2,932
Stock option expense	—	749	—	—	—	—	749
Stock awards; 270 shares issued	—	9,630	—	—	36	—	9,666
Balance at September 24, 2022	$27,900	$13,251	$2,569,641	$(328,120)	$(769,941)	$60,020	$1,572,751

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	loss	stock	subsidiaries	equity
Balance at December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$25,774	$1,207,836
Net earnings	—	—	168,774	—	—	1,137	169,911
Other comprehensive loss	—	—	—	(436)	—	(318)	(754)
Cash dividends declared ($1.50 per share)	—	—	(31,848)	—	—	—	(31,848)
Purchase of treasury shares; 103,056 shares acquired	—	—	—	—	(24,100)	—	(24,100)
Stock plan exercises; 71,412 shares acquired	—	—	—	—	(16,955)	—	(16,955)
Stock options exercised; 164,872 shares issued	—	(10,294)	(3,886)	—	36,927	—	22,747
Stock option expense	—	1,885	—	—	—	—	1,885
Stock awards; 9,554 shares issued	—	14,742	—	—	1,268	—	16,010
Balance at September 25, 2021	$27,900	$6,668	$2,378,075	$(310,222)	$(784,282)	$26,593	$1,344,732
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	210,531	—	—	2,512	213,043
Other comprehensive loss	—	—	—	(64,993)	—	(1,998)	(66,991)
Cash dividends declared ($1.65 per share)	—	—	(35,197)	—	—	—	(35,197)
Purchase of noncontrolling interest	—	1,599	—	—	—	(8,937)	(7,338)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	41,693	41,693
Purchase of treasury shares; 77,410 shares acquired	—	—	—	—	(20,491)	—	(20,491)
Stock plan exercises; 19,282 shares acquired	—	—	—	—	(4,341)	—	(4,341)
Stock options exercised; 69,025 shares issued	—	(4,946)	—	—	13,724	—	8,778
Stock option expense	—	2,301	—	—	—	—	2,301
Stock awards; 80,163 shares issued	—	12,818	—	—	14,879	—	27,697
Balance at September 24, 2022	$27,900	$13,251	$2,569,641	$(328,120)	$(769,941)	$60,020	$1,572,751

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of September 24, 2022, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders’ Equity for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021, and the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks then ended have been prepared by Valmont Industries, Inc. (the “Company”), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements as of September 24, 2022 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of operations for the period ended September 24, 2022 are not necessarily indicative of the operating results for the full year.

Change in Reportable Segments

During the first quarter of 2022, the Company’s Chief Executive Officer, as the chief operating decision maker ("CODM"), made changes to the Company’s management structure and began to manage the business, allocate resources, and evaluate performance under the new structure. As a result, the Company has realigned its reportable segment structure. All prior period segment information has been recast to reflect this change in reportable segments. Refer to Note 7 for additional information.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Inventories consisted of the following:

	September 24,	December 25,
	2022	2021
Raw materials and purchased parts	$274,713	$278,107
Work-in-process	77,806	63,628
Finished goods and manufactured goods	393,763	387,099
Total Inventory	$746,282	$728,834

Income Taxes

Earnings before income taxes for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2022	2021	2022	2021
United States	$41,146	$47,784	$164,177	$156,028
Foreign	59,625	20,909	130,328	61,284
	$100,771	$68,693	$294,505	$217,312

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Pension Benefits

The Company incurs expenses in connection with the Delta Pension Plan (“DPP”). The DPP was acquired as part of the Delta plc acquisition in fiscal 2010 and has no members that are active employees. In order to measure expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

The components of the net periodic pension (benefit) expense for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
Net periodic (benefit) expense:	2022	2021	2022	2021
Interest cost	$2,930	$2,479	$9,452	$7,508
Expected return on plan assets	(5,400)	(6,957)	(17,420)	(21,061)
Amortization of actuarial loss	115	827	371	2,502
Net periodic benefit	$(2,355)	$(3,651)	$(7,597)	$(11,051)

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At September 24, 2022, 1,881,267 shares of common stock remained available for issuance under the plans.

Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the grant’s fifth anniversary. Expiration of grants is seven years to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.

The Company’s compensation expense (included in selling, general and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2022	2021	2022	2021
Compensation expense	$10,415	$8,947	$29,998	$17,895
Income tax benefits	2,604	2,237	7,500	4,474

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

Trading Securities: The majority of the Company’s trading securities represent the investments held in the Valmont Deferred Compensation Plan (the “DCP”). The assets and liabilities of the DCP at September 24, 2022 of $23,757 ($29,982 at December 25, 2021) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification ("ASC") 320, Accounting for Certain Investments in Debt and Equity Securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time.

Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts, and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Marketable Securities: The Company's marketable securities consist of short-term investments in certificates of deposit.

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Carrying Value	for Identical	Inputs	Inputs
	September 24, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$23,839	$23,839	$—	$—
Derivative financial instruments, net	$8,690	$—	$8,690	$—
Marketable securities	$6,292	$—	$6,292	$—

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
	Carrying Value	Active Markets	Observable	Unobservable
	December 25,	for Identical	Inputs	Inputs
	2021	Assets (Level 1)	(Level 2)	(Level 3)
Assets (Liabilities):
Trading securities	$30,076	$30,076	$—	$—
Derivative financial instruments, net	$(4,007)	$—	$(4,007)	$—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Leases

The Company’s operating leases are included in other assets and operating lease liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity and changes in net actuarial gains/losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at September 24, 2022 and December 25, 2021:

	Foreign			Accumulated
	Currency	Gain on	Defined	Other
	Translation	Hedging	Benefit	Comprehensive
	Adjustments	Activities	Pension Plan	Loss
Balance at December 25, 2021	$(243,350)	$15,777	$(35,554)	$(263,127)
Current-period comprehensive income (loss)	(76,052)	10,688	371	(64,993)
Balance at September 24, 2022	$(319,402)	$26,465	$(35,183)	$(328,120)

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

The Company’s contract asset as of September 24, 2022 and December 25, 2021 was $215,684 and $142,643, respectively. While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer’s specified location, certain customers are also invoiced by advanced billings or progress billings.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

At September 24, 2022 and December 25, 2021, total contract liabilities were $200,488 and $213,203, respectively. At September 24, 2022, $200,341 was recorded as contract liabilities and $147 was recorded as other noncurrent liabilities on the condensed consolidated balance sheets. Additional details are as follows:

●	During the thirteen and thirty-nine weeks ended September 24, 2022, the Company recognized $16,826 and $75,998 of revenue that was included in the total contract liability as of December 25, 2021. The revenue recognized was due to applying advance payments received for performance obligations completed during the period;
●	In the thirteen and thirty-nine weeks ended September 25, 2021, the Company recognized $18,981 and $88,350 of revenue that was included in the total contract liability as of December 26, 2020. The revenue recognized was due to applying advance payments received for performance obligations completed during the period; and
●	At September 24, 2022, the Company had $147 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

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

Recently Issued Accounting Pronouncements (not yet adopted)

In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires all buyers that use supplier finance programs to enhance the transparency of such programs to allow financial statement users to understand the effect on working capital, liquidity and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. We are currently evaluating the effect of adopting this accounting guidance.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. The Company has not used any of the accommodations to date but may use them up until December 31, 2022.

(2) ACQUISITIONS

Acquisitions of Businesses

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired) and subject to working capital adjustments. Approximately $1,850 of the purchase price is contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into our advanced infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company expects to finalize the purchase price allocation early in the first quarter of 2023.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of ConcealFab as of the date of acquisition:

As of June 1,
2022
Current assets	$21,133
Customer relationships	26,200
Trade name	5,000
Property, plant & equipment	3,813
Other assets	9,108
Goodwill	42,465
Total fair value of assets acquired	$107,719
Current liabilities	6,658
Long-term debt	2,038
Operating lease liabilities	7,812
Deferred taxes	5,464
Other noncurrent liabilities	12
Total fair value of liabilities assumed	$21,984
Non-controlling interest in consolidated subsidiaries	41,693
Net assets acquired	$44,042

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

Proforma disclosures were omitted for these acquisitions as the they do not have a significant impact on the Company’s financial results.

Acquisition of Noncontrolling Interests

On August 10, 2022, the Company acquired the remaining 9% of Convert Italy S.p.A. for $3,046. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

On May 10, 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering Ltd. for $4,292. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

(3) GOODWILL AND INTANGIBLE ASSETS

Amortized Intangible Assets

The components of amortized intangible assets as of September 24, 2022 and December 25, 2021 were as follows:

	September 24, 2022
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$241,049	$160,896	13 years
Patents & Proprietary Technology	57,202	19,572	8 years
Trade Name	2,850	543	7 years
Other	4,415	4,091	6 years
	$305,516	$185,102

	December 25, 2021
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$224,597	$160,626	13 years
Patents & Proprietary Technology	58,699	13,955	9 years
Trade Name	2,850	183	7 years
Other	4,534	3,959	6 years
	$290,680	$178,723

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Amortization expense for intangible assets for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	2022	2021	2022	2021
Amortization expense	$5,386	$6,137	$16,766	$15,551

Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated
Amortization
Expense
2022	$22,021
2023	20,631
2024	18,703
2025	17,269
2026	12,743

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset and the Company’s expected use of the intangible asset.

Non-amortized intangible assets

Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at September 24, 2022 and December 25, 2021 are as follows:

	September 24,	December 25,	Year
	2022	2021	Acquired
Newmark	$11,111	$11,111	2004
Convert Italia S.p.A	7,266	8,479	2018
Webforge	6,375	7,877	2010
Ingal EPS/Ingal Civil Products	6,181	7,637	2010
Valmont SM	5,209	6,082	2014
ConcealFab	5,000	—	2022
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Other	13,741	14,721	Various
	$62,383	$63,407

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

The Company’s trade names were tested for impairment as of August 27, 2022. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Goodwill

The carrying amount of goodwill by segment as of September 24, 2022 and December 25, 2021 was as follows:

	Infrastructure	Agriculture
	Segment	Segment	Total
Gross Balance December 25, 2021	$456,876	$313,512	$770,388
Accumulated impairment losses	(61,822)	—	(61,822)
Balance at December 25, 2021	395,054	313,512	708,566
Acquisitions	42,465	—	42,465
Foreign currency translation	(22,726)	282	(22,444)
Balance at September 24, 2022	$414,793	$313,794	$728,587

	Infrastructure	Agriculture
	Segment	Segment	Total
Gross Balance September 24, 2022	$476,615	$313,794	$790,409
Accumulated impairment losses	(61,822)	—	(61,822)
Balance at September 24, 2022	$414,793	$313,794	$728,587

The Company’s annual impairment test of goodwill was performed as of August 27, 2022, using primarily the discounted cash flow method. The estimated fair value of all our reporting units exceeded their respective carrying value, so no goodwill impairments were recorded. During fiscal 2022, no goodwill impairments have been recorded.

(4) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 24, 2022 and September 25, 2021 were as follows:

	2022	2021
Interest	$23,678	$20,716
Income taxes	61,551	40,113

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) EARNINGS PER SHARE

The following table provides a reconciliation between Basic and Diluted earnings per share (“EPS”):

		Dilutive
		Effect of
		Stock	Diluted
	Basic EPS	Options	EPS
Thirteen weeks ended September 24, 2022:
Net earnings attributable to Valmont Industries, Inc.	$72,112	$—	$72,112
Weighted average shares outstanding (000’s)	21,332	273	21,605
Per share amount	$3.38	$(0.04)	$3.34
Thirteen weeks ended September 25, 2021:
Net earnings attributable to Valmont Industries, Inc.	$51,650	$—	$51,650
Weighted average shares outstanding (000’s)	21,175	377	21,552
Per share amount	$2.44	$(0.04)	$2.40
Thirty-nine weeks ended September 24, 2022			.
Net earnings attributable to Valmont Industries, Inc.	$210,531	$—	$210,531
Weighted average shares outstanding (000’s)	21,308	238	21,546
Per share amount	$9.88	$(0.11)	$9.77
Thirty-nine weeks ended September 25, 2021:
Net earnings attributable to Valmont Industries, Inc.	$168,774	$—	$168,774
Weighted average shares outstanding (000’s)	21,182	301	21,483
Per share amount	$7.97	$(0.11)	$7.86

As of September 24, 2022 and September 25, 2021, there were no outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s consolidated statements of earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in accumulated other comprehensive income (“AOCI”) until either the sale or substantially complete liquidation of the related subsidiaries.

Fair value of derivative instruments at September 24, 2022 and December 25, 2021 are as follows:

		September 24,	December 25,
Derivatives designated as hedging instruments:	Balance sheet location	2022	2021
Commodity forward contracts	Accrued expenses	$(5,938)	$(5,802)
Foreign currency forward contracts	Prepaid expenses and other assets	10	149
Foreign currency forward contracts	Accrued expenses	(946)	(118)
Cross currency swap contracts	Prepaid expenses and other assets	15,664	1,764
Cross currency swap contracts	Accrued expenses	(100)	—
		$8,690	$(4,007)

Gains (losses) on derivatives recognized in the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 are as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
	Statements of earnings	September 24,	September 25,	September 24,	September 25,
	location	2022	2021	2022	2021
Commodity forward contracts	Product cost of sales	$(1,545)	$9,870	$(1,047)	$10,140
Foreign currency forward contracts	Other income	(94)	187	(177)	123
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross currency swap contracts	Interest expense	793	691	2,300	2,060
		$(862)	$10,732	$1,028	$12,275

Cash Flow Hedges

During 2021, the Company entered into steel hot rolled coil (“HRC”) commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $93,498 for the total purchase of 86,100 short tons. During the second quarter of 2022, the Company entered into additional steel HRC forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $14,010 for the total purchase of 15,000 short tons. As of September 24, 2022, the forward contracts had a notional amount of $27,290 for the total purchase of 28,200 short tons from October 2022 to March 2023. The gain (loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings over average inventory turns.

During the third quarter of 2022, the Company entered into natural gas commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future natural gas purchases. The forward contracts had a notional amount of $5,211 for the total purchase of 770,000 mmBtu from October 2022 to October 2023. The gain (loss) realized upon settlement will be recorded in product cost of sales in the condensed consolidated statements of earnings in the period consumed.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the third quarter of 2022, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matures in February 2023 and has a notional amount to sell $1,800 in exchange for a stated amount of Euros.

Net Investment Hedges

In 2019, the Company entered into two fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (“DKK”) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company’s Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.

The Company designated the initial full notional amount of the two CCS ($130,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within AOCI. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.

During the third quarter of 2022, the Company partially settled the DKK CCS and received proceeds of $2,243, which will remain in AOCI until either the sale or substantially complete liquidation of the related subsidiaries.

Key terms of the remaining two CCS are as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Danish Krone	$20,000	April 1, 2024	2.68%	DKK 133,450
Euro	$80,000	April 1, 2024	2.825%	€ 71,550

(7) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

During the first quarter of 2022, the Company’s CODM changed the Company’s management structure and began to manage the business, allocate resources and evaluate performance based on the new structure. As a result, the Company has realigned to a two reportable segment structure organized by market dynamics (Infrastructure and Agriculture). Three operating segments resulted from the new management structure and two are aggregated into the Agriculture reportable segment. The Company considers gross profit margins, nature of products sold, nature of the production processes, type and class of customer, and methods used to distribute products when assessing aggregation of operating segments. The Infrastructure segment includes the previous reportable segments of Utility Structures, Engineered Support Structures, and Coatings. All prior period segment information has been recast to reflect this change in reportable segments.

Both reportable segments are global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts.

Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, renewable energy, lighting, transportation, and telecommunications, and coatings services to preserve metal products.

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

Summary by Business

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
SALES:
Infrastructure	$778,353	$634,283	$2,224,029	$1,801,533
Agriculture	327,261	240,331	1,011,606	751,960
Total	1,105,614	874,614	3,235,635	2,553,493
INTERSEGMENT SALES:
Infrastructure	(5,112)	(1,826)	(12,413)	(7,823)
Agriculture	(3,120)	(4,006)	(9,488)	(7,373)
Total	(8,232)	(5,832)	(21,901)	(15,196)
NET SALES:
Infrastructure	773,241	632,457	2,211,616	1,793,710
Agriculture	324,141	236,325	1,002,118	744,587
Total	$1,097,382	$868,782	$3,213,734	$2,538,297

OPERATING INCOME:
Infrastructure	$93,572	$71,422	$255,722	$187,421
Agriculture	43,258	27,735	138,779	108,467
Corporate	(26,858)	(22,962)	(70,968)	(59,857)
Total	$109,972	$76,195	$323,533	$236,031

	Thirteen weeks ended September 24, 2022
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$579,628	$178,626	$(7,114)	$751,140
International	198,725	148,635	(1,118)	346,242
Total	$778,353	$327,261	$(8,232)	$1,097,382

Product line:
Transmission, Distribution and Substation	$304,781	$—	$—	$304,781
Lighting and Transportation	241,590	—	—	241,590
Coatings	91,969	—	(3,994)	87,975
Telecommunications	92,830	—	—	92,830
Renewable Energy	47,183	—	(1,118)	46,065
Irrigation Equipment and Parts, excluding Technology	—	303,003	(3,120)	299,883
Technology Products and Services	—	24,258	—	24,258
Total	$778,353	$327,261	$(8,232)	$1,097,382

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-nine weeks ended September 24, 2022
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$1,645,472	$564,369	$(20,316)	$2,189,525
International	578,557	447,237	(1,585)	1,024,209
Total	$2,224,029	$1,011,606	$(21,901)	$3,213,734

Product line:
Transmission, Distribution and Substation	$882,216	$—	$—	$882,216
Lighting and Transportation	701,009	—	—	701,009
Coatings	264,266	—	(11,295)	252,971
Telecommunications	232,765	—	—	232,765
Renewable Energy	143,773	—	(1,118)	142,655
Irrigation Equipment and Parts, excluding Technology	—	928,622	(9,488)	919,134
Technology Products and Services	—	82,984	—	82,984
Total	$2,224,029	$1,011,606	$(21,901)	$3,213,734

	Thirteen weeks ended September 25, 2021
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$439,610	$116,308	$(5,832)	$550,086
International	194,673	124,023	—	318,696
Total	$634,283	$240,331	$(5,832)	$868,782

Product line:
Transmission, Distribution and Substation	$239,572	$—	$—	$239,572
Lighting and Transportation	217,962	—	—	217,962
Coatings	76,761	—	(1,826)	74,935
Telecommunications	63,088	—	—	63,088
Renewable Energy	36,900	—	—	36,900
Irrigation Equipment and Parts, excluding Technology	—	218,892	(4,006)	214,886
Technology Products and Services	—	21,439	—	21,439
Total	$634,283	$240,331	$(5,832)	$868,782

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-nine weeks ended September 25, 2021
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$1,246,512	$395,096	$(15,196)	$1,626,412
International	555,021	356,864	—	911,885
Total	$1,801,533	$751,960	$(15,196)	$2,538,297

Product line:
Transmission, Distribution and Substation	$668,474	$—	$—	$668,474
Lighting and Transportation	609,725	—	—	609,725
Coatings	231,900	—	(7,823)	224,077
Telecommunications	162,830	—	—	162,830
Renewable Energy	128,604	—	—	128,604
Irrigation Equipment and Parts, excluding Technology	—	679,600	(7,373)	672,227
Technology Products and Services	—	72,360	—	72,360
Total	$1,801,533	$751,960	$(15,196)	$2,538,297

A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021 is as follows:

	Point in Time	Over Time	Total
	Thirteen	Thirteen	Thirteen
	weeks ended	weeks ended	weeks ended
	September 24, 2022	September 24, 2022	September 24, 2022
Infrastructure	$434,839	$338,402	$773,241
Agriculture	317,669	6,472	324,141
Total	$752,508	$344,874	$1,097,382

	Point in Time	Over Time	Total
	Thirty-nine	Thirty-nine	Thirty-nine
	weeks ended	weeks ended	weeks ended
	September 24, 2022	September 24, 2022	September 24, 2022
Infrastructure	$1,233,320	$978,296	$2,211,616
Agriculture	983,450	18,668	1,002,118
Total	$2,216,770	$996,964	$3,213,734

	Point in Time	Over Time	Total
	Thirteen	Thirteen	Thirteen
	weeks ended	weeks ended	weeks ended
	September 25, 2021	September 25, 2021	September 25, 2021
Infrastructure	$359,017	$273,440	$632,457
Agriculture	230,273	6,052	236,325
Total	$589,290	$279,492	$868,782

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Point in Time	Over Time	Total
	Thirty-nine	Thirty-nine	Thirty-nine
	weeks ended	weeks ended	weeks ended
	September 25, 2021	September 25, 2021	September 25, 2021
Infrastructure	$997,482	$796,228	$1,793,710
Agriculture	729,813	14,774	744,587
Total	$1,727,295	$811,002	$2,538,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control) and assumptions. Management believes that these forward-looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among other things, the continuing and developing effects of the COVID-19 pandemic including the effects of the outbreak on the general economy and the specific effects on the Company’s business and that of its customers and suppliers, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, geopolitical risks, and actions and policy changes of domestic and foreign governments.

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 7 of our condensed consolidated financial statements for additional information on segment realignment, segment sales, and intersegment sales.

Results of Operations (Dollars in millions, except per share amounts)

	Thirteen weeks ended			Thirty-nine weeks ended
	September 24, 2022	September 25, 2021	% Incr. (Decr.)	September 24, 2022	September 25, 2021	% Incr. (Decr.)
Consolidated
Net sales	$1,097.4	$868.8	26.3%	$3,213.7	$2,538.3	26.6%
Gross profit	285.5	227.4	25.5%	827.3	661.6	25.0%
as a percent of sales	26.0%	26.2%		25.7%	26.1%
SG&A expense	175.5	151.2	16.1%	503.7	$425.6	18.4%
as a percent of sales	16.0%	17.4%		15.7%	16.8%
Operating income	110.0	76.2	44.4%	323.5	236.0	37.1%
as a percent of sales	10.0%	8.8%		10.1%	9.3%
Net interest expense	11.1	10.6	4.7%	33.3	30.6	8.8%
Effective tax rate	27.6%	23.4%		27.3%	21.3%
Net earnings	$72.1	$51.7	39.5%	$210.5	$168.8	24.7%
Diluted earnings per share	$3.34	$2.40	39.2%	$9.77	$7.86	24.3%
Infrastructure
Net sales	$773.2	$632.4	22.3%	$2,211.6	$1,793.7	23.3%
Gross profit	190.9	156.3	22.1%	539.8	440.0	22.7%
SG&A expense	97.3	84.9	14.6%	284.1	252.6	12.5%
Operating income	93.6	71.4	31.1%	255.7	187.4	36.4%
Agriculture
Net sales	$324.1	$236.4	37.1%	$1,002.1	$744.6	34.6%
Gross profit	94.6	70.7	33.8%	287.4	220.9	30.1%
SG&A expense	51.3	42.9	19.6%	148.6	112.4	32.2%
Operating income	43.3	27.8	55.8%	138.8	108.5	27.9%
Net corporate expense
Gross profit	$—	$0.3	NM	$—	$0.6	NM
SG&A	26.9	23.3	15.5%	71.0	60.5	17.4%
Operating loss	(26.9)	(23.0)	17.0%	(71.0)	(59.9)	18.5%

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales were higher in the third quarter and first three quarters of 2022, as compared to the same periods of 2021, with higher sales in both reporting segments.

Average steel prices for both hot rolled coil and plate have been very volatile over the past two years, especially in North America. While hot rolled coil steel recently decreased in price, the steel consumed during fiscal 2022 within cost of sales was at a much higher average cost than the steel consumed during fiscal 2021. This resulted in higher net sales and cost of sales during the third quarter and first nine months of 2022, when compared to the same period of 2021, as customer pricing mechanisms and product selling price practices allowed for the recovery of that inflation for both reportable segments.

The Company acquired the following businesses:

●	ConcealFab in the second quarter of 2022, a telecommunications technology company that offers 5G infrastructure and passive intermodulation mitigation solutions (Infrastructure).
●	PivoTrac in the second quarter of 2021, an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Agriculture).
●	Prospera in the second quarter of 2021, a privately-held Israeli-based artificial intelligence company, focused on machine learning and computer vision in agriculture (Agriculture).

There were no items of note impacting comparability of results from net earnings in the third quarter of 2022. Items of note impacting comparability of results from net earnings in the first three quarters of 2022 included amortization of identified intangible assets of $3.6 million ($2.4 million after-tax) and stock-based compensation expense of $5.0 million ($4.6 million after-tax) for the employees from the Prospera subsidiary. These items were recognized within SG&A for the Agriculture segment. These items were $1.6 million ($1.3 million after-tax) and $2.5 million ($1.8 million after-tax), respectively, for the third quarter of 2022, and $1.9 million ($1.5 million after-tax) and $2.3 million ($ 2.1 million after-tax), respectively, for the third quarter of 2021.

There were no items of note impacting comparability of results from net earnings in the third quarter of 2021. Items of note impacting comparability of results from net earnings in the first three quarters of 2021 included:

●	charges of $5.5 million ($4.4 million after-tax) related to a write-off of a receivable following arbitration,
●	charges of $1.6 million ($1.3 million after-tax) related to restructuring activities, and
●	charges of $1.1 million ($0.8 million after-tax) related to acquisition costs.

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic and geopolitical trends, that impacted our business, including inflationary cost pressures, supply chain disruptions, the strengthened U.S. dollar, the on-going Russia-Ukraine conflict, changing conditions from the COVID-19 pandemic, and labor shortages.

The ultimate magnitude of the COVID-19 pandemic, including the extent of its impact on the Company’s financial and operational results will be determined by the length of time the pandemic continues, its effect on the demand for the Company’s products and services and supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

Change in Reportable Segments

On December 26, 2021, the Company’s CODM began to manage the business, allocate resources and evaluate performance based on changes made to the Company’s management structure. As a result, the Company has realigned its reportable segment structure. The Company reorganized from a four segment structure previously organized by product category (Utility Structures, Engineered Support Structures, Coatings, and Irrigation) to a two segment reporting structure organized by market dynamics (Infrastructure and Agriculture). All prior period information has been recast to reflect this change in reportable segments. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Backlog

The backlog of unshipped orders at September 24, 2022 was approximately $2.0 billion compared with approximately $1.6 billion at December 25, 2021. The increase is primarily attributed to the receipt of a large purchase order of approximately $200 million for a large project within our renewable energy product line and $135 million for a large project within our transmission, distribution, and substation product line. Both of these projects are within the Infrastructure reporting segment. We expect approximately $1.8 billion of the backlog to be fulfilled within the subsequent 12 months.

Currency Translation

In the third quarter and first three quarters of 2022, we realized an increase in operating income, as compared with 2021, despite negative currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Infrastructure	Agriculture	Corporate
Third quarter	$(1.9)	$(1.5)	$(0.5)	$0.1
Year-to-date	$(1.8)	$(4.0)	$1.9	$0.3

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross profit as a percent of sales was relatively flat in the third quarter of 2022 and decreased slightly in the first three quarters of 2022, as compared with the same periods in 2021, but the amount of gross profit increased due to the higher average selling prices across all product lines more than offsetting higher costs of goods sold across the Company. Amounts of gross profit increased for both reportable segments.

The increase in the third quarter of 2022 SG&A expense over the same period of 2021 was due to higher incentives attributed to improved financial results, salary merit increases, and higher travel costs. The increase in the first three quarters of 2022 SG&A expense over the same period of 2021 was due to the incremental SG&A from the May 2021 acquisition of Prospera (including intangible asset amortization, stock-based compensation, and research and development costs), higher incentives attributed to improved financial results, salary merit increases, and higher travel costs.

The increase in consolidated operating income in the third quarter and first three quarters of 2022, as compared to the same periods of 2021, is primarily due to the increase in average selling prices more than offsetting higher costs of goods sold. This was partially offset by the increase in SG&A year over year.

Net Interest Expense

Interest expense increased in the third quarter and first three quarters of 2022, as compared to the same periods in 2021, due to borrowing on the revolving line of credit.

Other Income/Expenses (including Gain (loss) on Investments - Unrealized)

The change in other income/expenses in the third quarter of 2022, as compared to 2021, was primarily due to a lower pension benefit of $1.3 million and the change in the valuation of deferred compensation assets, shown as "Gain (loss) on investments - unrealized" on the condensed consolidated statements of earnings, which resulted in lower other income of $1.4 million. The change in other income/expenses in the first three quarters of 2022, as compared to 2021, was primarily due to a lower pension benefit of $3.5 million and the change in the valuation of deferred compensation assets which resulted in lower other income of $6.0 million. The change related to deferred compensation assets is offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of 2022 was 27.6% and 27.3% compared to 23.4% and 21.3% in the third quarter and first three quarters of 2021. The increase in the effective tax rate was primarily due to a change in geographical earnings and the finalization of U.S. tax regulations related to foreign tax credits during 2022. In addition, there was an incremental tax benefit in 2021 driven by a change in the United Kingdom tax rate which did not recur in 2022.

Earnings Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests were higher in the third quarter and first three quarters of 2022 as compared to 2021 due to higher net earnings of the subsidiaries Valmont does not own 100%.

Cash Flows from Operations

Our cash flows provided by operations were $183.7 million in the first three quarters of fiscal 2022, as compared with $61.8 million provided by operations in the first three quarters of 2021. The increase in operating cash flows in the first three quarters of 2022, as compared with 2021, was primarily the result of the increase in net earnings and a smaller increase in working capital levels, partially offset by a significant increase in the contribution to the defined benefit pension plan of approximately $17 million.

Infrastructure segment

	Thirteen weeks ended
			Dollar
Infrastructure	Q3 2022	Q3 2021	Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution and Substation	304.8	239.6	65.2	27.2%
Lighting & Transportation	241.6	218.0	23.6	10.8%
Coatings	92.0	76.8	15.2	19.8%
Telecommunications	92.8	63.1	29.7	47.1%
Renewable Energy	47.2	36.9	10.3	27.9%
Total	$778.4	$634.4	$144.0	22.7%

Operating Income	$93.6	$71.4	$22.2	31.1%

	Thirty-nine weeks ended
			Dollar
Infrastructure	Q3 2022	Q3 2021	Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution and Substation	882.2	668.5	213.7	32.0%
Lighting & Transportation	701.0	609.7	91.3	15.0%
Coatings	264.3	231.9	32.4	14.0%
Telecommunications	232.8	162.8	70.0	43.0%
Renewable Energy	143.8	128.6	15.2	11.8%
Total	$2,224.1	$1,801.5	$422.6	23.5%

Operating Income	$255.7	$187.4	$68.3	36.4%

Net sales in the third quarter and first three quarters of 2022, as compared to 2021, increased for this segment across all of the product lines primarily due to higher average selling prices partially offset by $17.6 million in third quarter of 2022 and $40.8 million in the first three quarters of 2022 of unfavorable foreign currency translation effects. From a geography perspective, the increase in sales within North America was much higher than within international markets. The lower reported international sales in 2022, versus 2021, is partially attributed to currency translation effects (appreciation of the U.S. dollar).

Transmission, distribution, and substation sales increased in the third quarter and first three quarters of 2022 as compared with 2021, primarily due to substantially higher average selling prices. This increase in average selling prices is due to a number of our sales contracts in North America containing mechanisms that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Sales volumes increased modestly in the third quarter and first three quarters of 2022, as compared to 2021.

Lighting and transportation sales increased during the third quarter and first three quarters of 2022, as compared to the same period in fiscal 2021, due to meaningfully higher average selling prices, primarily in North America, from the continuation of realized pricing actions. Sales volumes increased in North America for both the third quarter and first three quarters of 2022 while volumes decreased within international markets during the first three quarters of 2022. Reported international sales also decreased in the third quarter and first three quarters of 2022 due to unfavorable foreign currency translation effects.

Telecommunication sales increased in the third quarter of 2022, as compared with the same periods in 2021, due primarily to higher average selling prices and sales generated by the recent acquisition. Sales volumes increased in the first three quarters of 2022, as compared with the same period of 2021 as 5G deployments continue to increase market opportunities across all regions. Average selling prices were higher in the first three quarters of 2022, as compared to 2021.

Coatings sales increased in the third quarter and first three quarters of 2022, as compared to the same periods in 2021, due to higher average selling prices. Coating sales also increased in the third quarter of 2022, as compared to 2021, due to improved sales volume. Renewable energy sales increased in the third quarter and first three quarters of 2022, as compared to 2021, due to improved sales volumes partially offset by unfavorable foreign currency translation effects.

Gross profit was higher in the third quarter and first three quarters of 2022, as compared to 2021. The customer contractual pricing mechanisms and selling price management led to a large increase in average selling prices while maintaining gross profit margins in a highly inflationary environment. The increase in operating income for the third quarter and first three quarters of 2022, as compared with 2021, is due to a 22% increase in gross profit versus an approximately 15% increase in SG&A. The operating income margin increased to 12% in the third quarter of 2022, from 11% in third quarter of 2021, due to the higher average selling prices.

Agriculture segment

	Thirteen weeks ended
			Dollar
Agriculture	Q3 2022	Q3 2021	Change	% Change
Sales, gross of intercompany eliminations:
North America	178.6	116.3	62.3	53.6%
International	148.6	124.0	24.6	19.8%
Total	$327.2	$240.3	$86.9	36.2%

Operating Income	$43.3	$27.7	$15.6	56.3%

	Thirty-nine weeks ended
			Dollar
Agriculture	Q3 2022	Q3 2021	Change	% Change
Sales, gross of intercompany eliminations:
North America	564.4	395.1	169.3	42.8%
International	447.2	356.9	90.3	25.3%
Total	$1,011.6	$752.0	$259.6	34.5%

Operating Income	$138.8	$108.5	$30.3	27.9%

The increase in Agriculture segment net sales in the third quarter and first three quarters of 2022, as compared to 2021, was primarily due to much higher average selling prices of irrigation equipment globally. In North America, higher sales volumes for irrigation systems and parts in 2022, as compared to 2021, were driven by improved agricultural commodity prices. The International irrigation product line experienced a slightly lower sales volume for the third quarter and first three quarters of 2022 as compared to 2021. Overall lower project sales to Egypt for the third quarter and first three quarters of 2022 more than offset the sales volume increases in most foreign markets. Partially offsetting that decrease was a sales volume increase in the third quarter of 2022 versus 2021 due to robust demand for irrigation equipment and agriculture solar products in Brazil. Sales of technology-related products increased as growers continued adoption of technology to reduce costs and enhance profitability.

The increase in gross profit in 2022, as compared to 2021, was primarily attributed to the meaningfully higher average selling prices which more than offset the amount of inflation within cost of goods sold, as well as increased volume in North America. SG&A was higher in the third quarter of 2022, as compared to 2021, primarily due to higher compensation and travel costs, as well as increased research and development spending. SG&A was higher in the first three quarters of 2022, as compared to 2021, due to higher overall compensation cost and the SG&A from the Prospera subsidiary acquired in the third quarter of 2021, including the amortization of identified intangible assets, research and development costs, and stock-based compensation expense. Operating income for the segment was higher in 2022, versus 2021, due to an increase in gross profit, attributed primarily to the higher average selling prices, partially offset by the higher SG&A.

Net corporate expense

Corporate SG&A expense was higher in the third quarter and first three quarters of 2022, as compared to the same periods in 2021, primarily due to higher incentive accruals related to business performance, an increase in rent expense, and higher compensation expense due to salary merit increases. These increases were partially offset by $1.4 million and $6.0 million of lower expense from the change in valuation of the deferred compensation plan assets in the third quarter and first three quarters of 2022, respectively.

Liquidity and Capital Resources

Capital Allocation Philosophy

We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation/priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth;
●	dividends on common stock in the range of 20% of the prior year’s fully diluted net earnings;
●	acquisitions; and
●	return of capital to shareholders through share repurchases.

We also announced our intention to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody’s Investors Services, Inc., BBB- by Fitch Ratings, and BBB+ by Standard and Poor’s Rating Services. We would be willing to allow our debt rating to fall to BBB- to finance a special acquisition or other opportunity. We expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of September 24, 2022, we have acquired approximately 6.6 million shares for approximately $898.6 million under this share repurchase program.

On February 22, 2022, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.55 per share, or a rate of $2.20 per share on an annualized basis, an increase of 10% from the prior quarterly cash dividend of $0.50 per share.

Sources of Financing

Our debt financing at September 24, 2022 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of September 24, 2022, principally consisted of:

●	$450 million face value ($437.1 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
●	$305 million face value ($297.7 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

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

The interest rate on our borrowings will be, at our option, either:

(a)	term SOFR (based on a 1, 3 or 6 month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a 1 month interest period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.; or

(c)	daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Mood’s Investors Service, Inc.

A commitment fee is also required under the revolving credit facility which accrues at 10 to 25 basis points, depending on the credit rating of our senior, unsecured long-term debt published by Standard and Poor’s Rating Services and Moody’s Investor Services, Inc., on the average daily unused portion of the commitments under the revolving credit agreement.

At September 24, 2022 and December 25, 2021, we had outstanding borrowings of $205.6 million and $218.9 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. At September 24, 2022, we had the ability to borrow $594.4 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $130.1 million; $125.1 million of which was unused at September 24, 2022.

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

At September 24, 2022, we were in compliance with all covenants related to these debt agreements.

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

We have cash balances of $166.2 million at September 24, 2022, approximately $136.6 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances certain taxes would be applicable. At September 24, 2022, we have a liability for foreign withholding taxes and U.S. state income taxes of $3.8 million and $0.7 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the thirty-nine weeks ended September 24, 2022 and September 25, 2021:

Dollars in thousands	2022	2021
Cash flow data:
Net cash flows from operating activities	$183,726	$61,829
Net cash flows from investing activities	(106,446)	(389,463)
Net cash flows from financing activities	(79,143)	101,016

Working Capital and Operating Cash Flows- Net working capital was $981.9 million at September 24, 2022, as compared to $946.9 million at December 25, 2021. The increase in net working capital in 2022 is attributed to an increase in inventory due to higher average steel costs, an increase in accounts receivables, partially offset by an increase in accounts payable. Cash flow provided by operations was $183.7 million in the first three quarters of 2022, as compared with $61.8 million in the first three quarters of 2021. The increase in operating cash flows in the first three quarters of 2022, as compared with 2021, was primarily the result of the increase in net earnings partially offset by a significant increase in the contribution to the defined benefit pension plan.

Investing Cash Flows- Cash used in investing activities totaled $106.4 million in the first three quarters of 2022, compared to $389.5 million in the first three quarters of 2021. Investing activities in 2022 primarily included capital spending of $67.1 million and the acquisition of ConcealFab for $39.3 million. For the first three quarters of 2021, investing activities primarily included capital spending of $80.5 million and the acquisition of two businesses for $312.5 million. We expect our capital expenditures to be in the range of $95 million to $105 million for fiscal 2022.

Financing Cash Flows- Our total interest-bearing debt was $942.2 million at September 24, 2022 and $965.4 million at December 25, 2021. Cash used in financing activities totaled $79.1 million in 2022, compared to cash provided of $101.0 million in 2021.

The financing cash used in the first three quarters of 2022 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $239.6 million; offset by principal payments on our long-term debt and short-term borrowings of $263.5 million, and dividends paid of $34.1 million, the purchase of treasury shares of $20.5 million, and the purchase of non-controlling interests of $7.3 million. The financing cash provided for the first three quarters of 2021 was primarily due to borrowings on the revolving credit agreement and short-term borrowings of $239.9 million; somewhat offset by the principal payments on our long-term debt and short-term borrowings of $89.8 million, dividends paid of $30.8 million, and the purchase of treasury shares of $24.1 million

Guarantor Summarized Financial Information

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

The financial information of Issuer and Guarantors is presented on a combined basis with intercompany balances and transactions between Issuer and Guarantors eliminated. The Issuer’s or Guarantors’ amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Combined financial information is as follows:

Supplemental Combined Parent and Guarantors Financial Information

For the thirteen and thirty-nine weeks ended September 24, 2022 and September 25, 2021

	Thirteen weeks ended		Thirty-nine weeks ended
Dollars in thousands	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$716,429	$520,188	$2,112,678	$1,551,701
Gross Profit	165,323	143,724	510,591	426,167
Operating income	59,496	49,166	201,633	159,994
Net earnings	35,791	26,125	124,128	92,200
Net earnings attributable to Valmont Industries, Inc.	33,708	26,098	124,233	92,090

Supplemental Combined Parent and Guarantors Financial Information

September 24, 2022 and December 25, 2021

Dollars in thousands	September 24, 2022	December 25, 2021
Current assets	$803,504	$801,797
Noncurrent assets	904,481	807,294
Current liabilities	470,927	383,394
Noncurrent liabilities	1,226,321	1,305,756
Noncontrolling interest in consolidated subsidiaries	1,738	1,844

Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $185,795 and $93,613 at September 24, 2022 and December 25, 2021. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $169,899 and $236,577 at September 24, 2022 and December 25, 2021.

Selected Financial Measures

We are including the following financial measures for the company.

Adjusted EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA-last four quarters (September 25, 2021 to September 24, 2022) is as follows:

Dollars in thousands	Last four quarters Q3 2022
Net cash flows from operations	$187,835
Interest expense	45,423
Income tax expense	94,910
Impairment of long-lived assets	(27,911)
Deferred income tax (expense) benefit	(5,326)
Noncontrolling interest	(3,470)
Pension plan benefit	11,113
Contribution to pension plan	18,109
Changes in assets and liabilities, net of acquisitions	198,063
Other	(1,875)
EBITDA	$516,871
Impairment of long-lived assets	27,911
Adjusted EBITDA	$544,782

Last four quarters Q3 2022
Net earnings attributable to Valmont Industries, Inc.	$237,387
Interest expense	45,423
Income tax expense	95,623
Stock based compensation	40,823
Depreciation and amortization expense	97,615
EBITDA	$516,871
Impairment of long-lived assets	27,911
Adjusted EBITDA	$544,782

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

The calculation of this ratio at September 24, 2022 is as follows:

Dollars in thousands	2022
Interest-bearing debt	$942,170
Less: Cash and cash equivalents in excess of $50 million	116,221
Net indebtedness	$825,949
Adjusted EBITDA	544,782
Leverage Ratio	1.52

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Financial Commitments

There have been no material changes to our financial obligations and financial commitments as described on page 29 in our Form 10-K for the fiscal year ended December 25, 2021.

Critical Accounting Policies

There were no changes in our critical accounting policies as described on pages 34-37 in our Form 10-K for the fiscal year ended December 25, 2021 during the nine months ended September 24, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk during the quarter ended September 24, 2022. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 25, 2021.

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

No changes in the Company’s internal control over financial reporting occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Maximum
	Total Number		Publicly	Number of
	of		Announced Plans	Shares that may yet
	Shares	Average Price	or	be Purchased under the
Period	Purchased	paid per share	Programs	Program (1)
June 26, 2022 to July 23, 2022	—	$—	—	$112,086,000
July 24, 2022 to August 27, 2022	38,606	277.54	38,606	101,371,000
August 28, 2022 to September 24, 2022	—	—	—	101,371,000
Total	38,606	$277.54	38,606	$101,371,000
(1)	On May 13, 2014, we announced a new capital allocation philosophy which included a share repurchase program. Specifically, the Board of Directors authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company’s outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of September 24, 2022, we have acquired 6,552,816 shares for approximately $898.6 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits
Exhibit No.	Description
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 2nd day of November, 2022