Form 10-K
period 2022-12-31
VALMONT INDUSTRIES INC
filed 2023-03-01
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒    No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐	Non‑accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒    No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 23, 2023 there were 21,350,005 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price the common shares as reported on the New York Stock Exchange on June 25, 2022 was $4,753,258,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for its annual meeting of shareholders to be held on April 24, 2023 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 31, 2022, are incorporated by reference in Part III.

VALMONT INDUSTRIES, INC.

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

PART I

ITEM 1. BUSINESS.

General

We are a diversified manufacturer of products and services for infrastructure and agriculture markets. Our Infrastructure products and services create communities that are safer, cleaner, more efficient, and better connected. Our Agriculture products and services help growers produce greater crop yields with fewer inputs. In 2022, the Company operated and reported its results in the following two reporting segments:

●	Infrastructure
●	Agriculture

Our Infrastructure segment is comprised of five primary product lines. Our Transmission, Distribution, and Substation product line helps deliver power with products to better harden electric grids to make infrastructure more resilient by selling structures to support electrical transmission, distribution lines, and substation conversion and storage. Our Lighting and Transportation offering includes solutions to help make roadways safer, infrastructure smarter, and increases connectivity through the following products: outdoor lighting, traffic control, and roadway safety structures. Our Coatings product line provides coatings services for Valmont and other industrial customers to assist in extending the lifespan of infrastructure. Our Telecommunications product line offers wireless communication structures and components. Our Renewable Energy product line sells solar tracking solutions.

Our Agriculture segment produces mechanized irrigation equipment and related services to help deliver water, fertilizers, herbicides, and pesticides to agricultural crops that save time and conserve water, energy, and other input costs while also assisting in increasing yields. This segment also develops technology for better precision application including predictive, autonomous crop and irrigation management.

Customers and end-users of our Infrastructure products include municipalities and government entities globally, manufacturers of commercial lighting fixtures (“OEM”), contractors, and telecommunications and utility companies. Customers of our Agriculture segment in the United States are dealers who resell mechanized irrigation equipment to their end customer, which is the farmer. Both segments service the general manufacturing sector as well. In 2022, approximately 32% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America.

We were founded in 1946, went public in 1968, and our shares trade on the New York Stock Exchange (ticker: VMI). We are headquartered in Omaha, Nebraska.

Business Strategy

Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers, and engineering capability to increase our sales, earnings, and cash flow, including:

Increasing the Market Penetration of our Existing Products. Our strategy is to increase our market penetration by differentiating our products from our competitors’ products through superior customer service, engineering proficiency, technological innovation, and consistent high quality. Our Agriculture segment experienced sales volume growth in 2022 which we believe was partially due to the continuing importance of our precision agriculture and technology offerings.

Bringing our Existing Products to New Markets. Our strategy is to expand the sales of our existing products into geographic areas where we do not currently serve and where end-users do not currently purchase our type of product. For example, we have expanded our geographic presence in Europe, the Middle East, and North Africa for lighting structures. This strategy resulted in recently building manufacturing presences in Poland and India to expand our offering of pole structures for lighting, utility, and wireless communication to these markets and to expand our manufacturing presence in the United Arab Emirates to serve growing Middle East markets. Our Agriculture segment has a long history of developing new emerging markets for mechanized irrigation around the world. In 2020, we secured a $240 million multi-year order for the Egypt market. In January 2023, we secured an $85 million multi-year agreement for projects in Africa.

Developing New Products for Markets that We Currently Serve. Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years, we developed and sold structures for spun concrete distribution poles for North American utility markets, steel bridge girders for North America, and began offering concealment solutions for the wireless communication markets.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify our Business is a Path to Increase Sales. For example, the establishment and growth of our Coatings product line was based on using our expertise in galvanizing to develop what is now a global product line. We have grown sales through expanding our presence in the decorative lighting market, which has different requirements and preferences than our traditional transportation and commercial markets. Acquisitions are a key component of our strategy to expand the markets we serve through new products and services. In 2022, we acquired a majority interest in ConcealFab, a 5G infrastructure and passive intermodulation mitigation solutions company, expanding our portfolio of telecommunications products that support 5G technology. In 2021, we acquired Prospera Technologies, Ltd., an artificial intelligence technology company focused on machine learning and computer vision in agriculture providing an opportunity to grow recurring revenue through agronomy monitoring software solutions. In 2020, we acquired Solbras®, a provider of solar energy solutions for agriculture and during 2018, we acquired Convert Italia S.p.A., a provider of engineered single axis solar tracking solutions. These two acquisitions are furthering our commitment to renewable energy which we believe will provide us future growth opportunities through the ability to bring power to underserved regions and transform unproductive land into efficient cropland.

Acquisitions

We have grown organically and by acquisition. Our significant business expansions during the past five years include the following (including the segment where the business reports):

2018

●	Acquisition of an integrator of prepackaged pump stations (Torrent Engineering and Equipment) located in Indiana (Agriculture)
●	Acquisition of a worldwide provider of parts for agricultural irrigation equipment, Irrigation Components International (ICI), located in the United States (Agriculture)
●	Acquisition of an engineering and manufacturer of overhead sign structures (Walpar) located in Alabama (Infrastructure)
●	Acquisition of 75% of a provider of engineered solar tracker solutions (Convert Italia S.p.A.) headquartered in Italy (Infrastructure)
●	Acquisition of a steel lattice structures producer (Derit) located in India (Infrastructure)
●	Acquisition of a galvanizing business (CSP Coating Systems) located in New Zealand (Infrastructure)

2019

●	Acquisition of a wireless communication concealment solutions provider (Larson Camouflage) headquartered in Arizona (Infrastructure)
●	Acquisition of the remaining 4.8% not previously owned of Valmont SM (Other)
●	Acquisition of a galvanizing business (United Galvanizing) located in Texas (Infrastructure)
●	Acquisition of a manufacturer and distributor of wireless site components and safety products (Connect-It Wireless, Inc.) located in Florida (Infrastructure)

2020

●	Acquisition of the remaining 49% not previously owned of AgSense, LLC (Agriculture)

●	Acquisition of 55% of a provider of solar solutions for Agriculture (Solbras) located in Brazil (Agriculture)
●	Acquisition of KC Utility Packaging, LLC, a utility substation product provider located in Missouri (Infrastructure)

2021

●	Acquisition of Prospera Technologies, Ltd., an artificial intelligence company in agriculture located in Israel (Agriculture)
●	Acquisition of PivoTrac, a remote monitoring irrigation service company located in Texas (Agriculture)

2022

●	Acquisition of 51% of ConcealFab, a 5G infrastructure and passive intermodulation mitigation solutions company located in Colorado (Infrastructure)
●	Acquisition of the remaining 9% not previously owned of Convert Italia S.p.A. (Infrastructure)
●	Acquisition of the remaining 20% not previously owned of Valmont West Coast Engineering, Ltd. (Infrastructure)

Divestitures

In 2018, the Company divested of Donhad, a grinding media producer in Australia.

In 2022, the Company divested of Valmont SM, a wind energy structures business in Denmark manufacturing both on and offshore structures.

Segments

During the first quarter of 2022, the Company’s Chief Operating Decision Maker (“CODM”) changed the Company’s management structure and began to manage the business, allocate resources, and evaluate performance based on the new structure. As a result, the Company has realigned to a two reportable segment structure organized by market dynamics (Infrastructure and Agriculture). Three operating segments resulted from the new management structure and two are aggregated into the Agriculture reportable segment. The Company considers gross profit margins, nature of products sold, nature of the production processes, type and class of customer, and methods used to distribute products when assessing aggregation of operating segments. The Infrastructure segment includes the previous reportable segments of Utility Support Structures, Engineered Support Structures, and Coatings. All prior period segment information has been recast to reflect this change in reportable segments.

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

Agriculture: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities that was not more than 10% of consolidated sales, operating income, or assets. These activities include the offshore wind energy structures business until its divestiture in 2022.

Information concerning the principal products produced and services rendered, markets, competition, and distribution methods for each of our two reportable segments is set forth below.

Infrastructure Segment

Products

●	Transmission, Distribution, and Substation (“TD&S”): We engineer and manufacture steel, pre-stressed concrete, composite, and hybrid structures (concrete base section and steel upper sections). These products are used to support the lines and equipment that carry power for electrical transmission, substation, and distribution applications. Transmission refers to moving power from where it is produced to where it is used. Substations transfer high voltage electricity to low voltage transmission. Electrical distribution carries electricity from the substation to the end-user. These innovative structures are offered to address the growing need for grid hardening across the globe, where fires, storms, and floods have recently occurred with increasing regularity.

Utility structures can be very large, so product design engineering is important to the function and safety of the structure. Our engineering process takes into account weather and loading conditions, such as wind speeds, ice loads, and the power lines attached to the structure, in order to arrive at the final design.

●	Lighting and Transportation: We design, engineer, and manufacture steel, aluminum, wood, and composite poles and structures for a wide range of lighting and highway transportation applications. The demand for these products is driven by infrastructure, commercial, and residential construction and by consumers’ desire for well-lit streets, highways, parking lots, and common areas. Valmont structures help keep these areas safer, provide technologically advanced solutions for smart cities, and support 24-hour convenience. Beyond design, technical, and engineering needs, customers also want products that are visually appealing and meet local aesthetic requirements. In Europe, Valmont is a leader in decorative lighting poles, which provide an attractive yet functional solution for our customers. We are leveraging this expertise to expand our decorative product sales in North America and the Middle East.

Valmont traffic and overhead sign structures contribute to the orderly flow of automobile traffic. These poles, which support traffic signals and overhead signs, are engineered to meet customer specifications to ensure the proper function and safety of the structure. Product engineering takes into account factors such as weather (e.g., wind, ice) and the products loaded on the structure (e.g., lighting fixtures, traffic signals, overhead signs) to determine the design of the pole. Valmont has expanded its capabilities in the traffic market with the development of patented vibration mitigation technology which continuously improves the safety of traffic and roadway structures by reducing the effects of wind and fatigue. Our transportation product line also includes highway safety system products that are designed and engineered to enhance roadway safety. These systems include guard rail barriers, wire rope safety barriers, crash attenuation barriers, and other products which primarily serve the Australia market. Additionally, Valmont has expanded into the bridge market with the development of our Con-Struct Bridge system. These steel systems are effective, long-lasting, and can be installed quickly to reduce costs and expand the life of the structure.

●	Coatings: We add finishes to metals that inhibit corrosion, extend service lives, and enhance the aesthetics of a wide range of materials and products. We take unfinished products from our customers and return them with a galvanized, anodized, or painted finish. Hot-dip galvanizing is a process that protects and prolongs the life of steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. CorroCote adds a protection to steel for those products that are anchored below ground against the corrosive effects of soil and underground moisture. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed a variety of colors. We also paint products using powder coating for a number of industries and markets.
●	Telecommunications: We engineer, manufacture, and distribute a broad range of structures (poles and towers), camouflage concealment solutions, and components serving the wireless communication market supporting expanded 5G customer needs. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices), and components (items that are used to mount antennas to a structure and to connect cabling and other parts from the antennas to the shelter). Larger monopole structures are engineered and designed to customer specifications, which include factors such as the number of antennas on the structure and wind and soil conditions. Due to the size of these monopole structures, design is important to ensure each structure meets performance and safety specifications.
●	Renewable Energy: Our solar single-axis “tracker” product is an integrated system of steel structures, electric motors, and electronic controllers. Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which materially increases their energy production. Solar energy projects utilizing trackers generate approximately 20% more energy compared to traditional fixed tilt ground-mounted systems, according to Wood Mackenzie. Our trackers utilize a simple, modular design allowing ease of installation and low operational maintenance. Further, the flexibility of our trackers’ design allows for improved site utilization, which is especially valuable to our customers considering that solar projects are being constructed on increasingly challenging sites today. We sell our products to engineering, procurement, and construction firms (“EPCs”) that build solar energy projects as well as solar developers, independent power producers, and utilities.

Markets

The key markets across the Infrastructure product lines have a portion of their funding supported through local, state, and federal government spending programs. For example, the U.S. government will fund infrastructure improvement through the newly passed Infrastructure Investment and Jobs Act as well as the Inflation Reduction Act. These bills will allocate funding to reinforce the nation’s bridges, increase safety for the travelling public, update vital infrastructure, improve highway safety, and harden the electrical grid.

The market for our TD&S product line is mainly in North America, where the key drivers in the utility business are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, and increased electrical consumption, which has outpaced the transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to the compelling industry drivers and lack of investment prior to 2008. Electrical consumption is also expected to increase within international markets. This will require substantial investment in new electricity generation capacity and growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user, as is used in the U.S. markets today.

Our lighting and transportation products and solutions serve the transportation, construction, and industrial markets. Many products from our transportation product portfolio will be utilized when making these enhancements including traffic structures, bridge systems, roadway and street lighting, high-mast lighting, etc. Matching funding from the various states may be required as a condition of federal funding in the United States. Additionally, public and private partnerships have recently emerged as an additional funding source. In the United States, there are approximately four million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. The construction market is mostly funded privately and includes lighting for applications such as parking lots, shopping centers, sports stadiums, and business parks. This market is driven by macro-economic factors such as general economic growth rates, interest rates, and the commercial construction economy. Valmont has many long-standing relationships with OEMs (also manufacture light fixtures and equipment) who also serve this market. Industrial markets are typically driven by infrastructure, industrial, and commercial construction spending.

Markets for our coatings products are varied and our profitability is not substantially dependent on any one industry or external customer. However, a meaningful percentage of demand is internal, driven by Valmont’s other product lines. Demand for coatings services generally follows the local industrial economies. Galvanizing is used in a wide variety of industrial applications where corrosion protection of steel is desired. While markets are varied, our markets for anodized or painted products are more directly dependent on consumer markets than industrial markets.

The market for our communication products is driven by increased demand for wireless communication and data. Our customers are wireless network providers and organizations that own cell sites and attach antennas from multiple carriers to the pole or tower structure (build to suit companies). We also sell products to state and federal governments for two-way radio communication, radar, broadcasting, and security applications. We believe long-term growth should mainly be driven by increased usage and technologies such as 5G, which demand higher network density. Improved emergency response systems, as part of the U.S. Homeland Security initiatives, creates additional demand.

The market for our Renewable Energy product line is driven by the transition to clean energy sources globally and incentives for renewable energy investment. As utilities increase development of large-scale solar power and micro-grid applications, single axis solar tracker solutions will be an essential tool for achieving higher energy production.

Competition

Our competitive strategy in all of the markets we serve is to provide high value solutions to the customer at the appropriate price. We compete on the basis of product quality, engineering expertise, high levels of customer service, and timely, complete, and accurate delivery of the product. There are numerous competitors in North America as well as international markets. Companies compete on the basis of price, product quality, reliable delivery, engineering design, unique product features, and service. Pricing can be very competitive, especially when demand is weak or when strong local currencies result in increased competition from imported products. Infrastructure sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the competitor meets all other qualifying criteria. In weak markets, price is a more important criteria in the bid process. We also sell on a preferred-provider basis to certain large customers. These contractual arrangements often last between three and five years and are frequently renewed. We also use the production capacity at our network of plants to ensure that the customer receives quality, timely service.

The Coatings product line markets traditionally have been very fragmented, with a large number of competitors. Most of these competitors are relatively small, privately held companies who compete on the basis of price and personal relationships with their customers. Our strategy is to compete on the basis of quality of the coating finish and timely delivery of the coated product to the customer.

Distribution Methods

For lighting and transportation, sales and distribution activities are handled through a combination of a direct sales force and commissioned agents. Lighting agents represent Valmont as well as lighting fixture and traffic signal lines and sell other related products. Sales are typically to electrical distributors, who provide the pole, fixtures, and other equipment to the end user as a complete package. Commercial lighting, wireless communication products and components, access systems, and highway safety sales are normally made through Valmont sales employees, who work on a salary plus incentive, although some sales are made through independent, commissioned sales agents. Our TD&S and Renewable Energy products are normally sold directly to electrical utilities, developers, or energy providers with some sales sold through commissioned sales agents.

Due to freight costs, a galvanizing location has an effective service area of an approximate 300-to-500-mile radius. While we believe that we are globally one of the largest custom galvanizers, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Agriculture Segment

Products

●	Irrigation Equipment and Parts: We manufacture and distribute mechanical irrigation equipment and related service parts under the “Valley” brand name. A Valley irrigation machine is powered by electricity (via solar, grid, or diesel generator) and propels itself over a farm field and applies water and chemicals to crops. Water and, in some instances, chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drive train and tires. A standard mechanized irrigation machine (also known as a “center pivot”) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a “corner” machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a “linear” machine). Irrigation machines can be configured to irrigate fields in size from four acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. The irrigation machine used in international markets is substantially the same as the one produced for the North American market. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in the transportation and other industries.
●	Technology Products and Services: Our remote management capabilities allow control of pivots and a variety of other farm equipment on any web-connected device and our suite of advanced technology solutions offers capabilities to assist in reducing water and energy use. Our crop anomaly detection can alert growers of pivot-related water issues with artificial intelligence and machine learning (in select markets) to help farmers determine where and how much to irrigate. During fiscal year 2021, we purchased Prospera Technologies, Ltd., a leading global artificial intelligence and machine learning provider of advanced agronomy monitoring solutions. Agriculture net sales in 2022, 2021, and 2020 included technology sales of $115.1 million, $97.9 million, and $67.1 million, respectively. We also sell solar energy solutions for agriculture primarily in international markets.

Markets

Market drivers in North America and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the purchase decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor, and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates, the status of government support programs, and water regulations in local areas. In many international markets, the relative strength or weakness of local currencies as compared with the U.S. dollar may affect net farm income, as export markets are generally denominated in U.S. dollars. In addition, governments are sponsoring irrigation projects for self-sufficiency in food production to help alleviate food security concerns.

The demand for mechanized irrigation comes from the following sources:

●	conversion from flood irrigation;
●	replacement of existing mechanized irrigation machines; and

●	converting land that is not irrigated to mechanized irrigation.

One of the key drivers in our Agriculture segment worldwide is that the usable water supply is limited. We estimate that:

●	only 2.5% of total worldwide water supply is freshwater;
●	of that 2.5%, only 30% of freshwater is available to humans; and
●	the largest user of that freshwater is agriculture.

We believe these factors, along with the trends of a growing worldwide population, improving diets, and governments’ efforts to address food security, reflect the need to use water more efficiently while increasing food production to feed this growing population. We believe that mechanized irrigation can improve water application efficiency by 40% to 90% compared with traditional irrigation methods by applying water uniformly near the root zone and reducing water runoff. Furthermore, reduced water runoff improves water quality in nearby rivers, aquifers, and streams, thereby providing environmental benefits in addition to conservation of water.

Competition

In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales on the basis of product innovation and features, product durability and reliability, price, quality, and service capabilities of the local dealer. Pricing can become very competitive, especially in periods when market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately‑owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

Distribution Methods

We market our irrigation machines, technology offerings, and service parts through independent dealers. There are approximately 270 dealer locations in North America, with another approximately 400 dealers serving international markets in over 60 countries. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine), and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional operations in South America, South Africa, Western Europe, Australia, China, and the United Arab Emirates as well as the manufacturing facility in Valley, Nebraska.

General

Certain information generally applicable to our two reportable segments is set forth below.

Suppliers and Availability of Raw Materials

Hot rolled steel coil and plate, zinc, and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, steel service centers, and zinc producers and these materials are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or wide-spread shortages of steel in the past several years, due to what we believe are strong relationships with some of the major steel producers. In the past several years, we experienced volatility in steel, zinc, and natural gas prices, but we did not experience any disruptions to our operations due to availability.

Patents, Licenses, Franchises, and Concessions

We have a number of patents for our manufacturing machinery, poles, highway guardrail, and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent or trademark would have a material adverse effect on our financial condition, results of operations, or liquidity.

Seasonal Factors in Business

Sales can be somewhat seasonal based upon the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher in the summer and fall and lower in the winter.

Customers

We are not dependent for a material part of any segment’s business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations, or liquidity.

Backlog

The backlog of orders for the principal products manufactured and marketed was $1,656.4 million at the end of the 2022 fiscal year and $1,621.9 million at the end of the 2021 fiscal year. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the 2022 backlog of orders will be filled during fiscal year 2023. At year-end, the segments with backlog were as follows (dollar amounts in millions):

	12/31/2022	12/25/2021
Infrastructure	$1,339.1	$1,086.3
Agriculture	317.3	471.0
Other	—	64.6
	$1,656.4	$1,621.9

Environmental Disclosure

We are subject to various federal, state, and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures should materially impact our financial condition, results of operations, or liquidity.

Number of Employees

As of December 31, 2022, we had 11,364 employees.

Human Capital Resources

Our policies and practices with respect to human capital resources are generally set forth in our Code of Business Conduct, our Human Rights Policy, and the principles described on the “About Us” page on our website www.valmont.com. Essential to our success is a company-wide commitment to customer service and innovation, and the ability to provide the best value to our customers for our products and services. Our employees are the cornerstone of our accomplishments, we pride ourselves on being people of passion and integrity who excel and deliver results. Our Code of Business Conduct and our culture require each employee to act responsibly and to treat each other fairly and with the utmost respect.

Our businesses require skilled workers and management in order to meet our customer’s needs, grow our sales, and maintain competitive advantages. We require employees with skills in engineering, welding, equipment maintenance, and the operation of complex manufacturing machinery. Management talent is critical, as well, to help grow our businesses and effectively plan for succession of key employees upon retirement.

As of December 31, 2022, we had 6,599 employees in the United States and 4,765 employees in foreign countries. The Company places a high value on diversity and inclusion, seeking employees with diverse backgrounds and experiences who share a common interest in profitable development, improving corporate culture, and delivering sustainable business results.

We have adopted a Human Rights Policy which is published on our website. We expect our employees, suppliers, vendors, dealers, and distributors to share our commitment to human rights. We prohibit discrimination on the basis of age, race, disability, ethnicity, marital or family status, national origin, religion, gender, sexual orientation, veteran status, gender identity, or any other characteristic protected by law.

We are committed to voluntary employment, and we strictly prohibit all forms of compulsory labor, including child labor, forced labor, slavery, and human trafficking. We respect internally recognized human rights standards, and this policy is guided by the U.N. Guiding Principles for Business and Human Rights.

We require full compliance with applicable, wage, work hours, overtime, and benefit laws. We are committed to creating a culture where a healthy and safe workplace is recognized by everyone as essential to our success. Any employee can always contact our compliance officer, and confidential reporting of a situation or to ask a question is available on a secure website maintained by a third party. Employees are eligible for health insurance, paid and unpaid leaves, retirement plan, and life and disability / accident coverage.

When positions come open at Valmont, we try first to fill them from within. We like to reward the hard-working members of our Valmont community with new opportunities that are not only a chance to expand their worlds, but to also recognize and reward their dedication. We have found them to be our richest talent resource.

Our program for succession and management development has our highest level of attention with our CEO responsible for reporting on the program directly to our board of directors.

For additional information, please see the “About Us” and "Sustainability" pages on our website and section titled “Governance, Human Capital and Sustainability Highlights” in the Company’s 2023 Proxy Statement.

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

ITEM 1A. RISK FACTORS.

The following risk factors describe various risks that may affect our business, financial condition, and operations.

Economic and Business Risks

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $1.0 billion in 2022. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy, or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

The end users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies, and export levels decrease. In addition, weather conditions, which may be exacerbated by climate change, such as extreme drought, may result in reduced availability of water for irrigation and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen‑based fertilizer (which uses natural gas as a major ingredient).

Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids, and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the United States, certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. In February 2023, the U.S. Department of Agriculture (“USDA”) forecasted U.S. 2022 net farm income to be $162.8 billion, an increase of $21.9 billion (15.5 percent), relative to 2021. The increase was primarily related to an increase in cash receipts from crops and livestock that is offsetting a portion of the expected decrease in government support payments in 2022. If estimates hold, U.S. net farm income in 2022 will be the highest level since 1973. The USDA also forecasted U.S. 2023 net farm income to be $136.9 billion, a decrease of $25.9 billion (15.9 percent), relative to 2022. The forecasted decrease is primarily related to a decrease in cash receipts for crops and livestock along with a decrease in government support payments. Despite this expected decline, net farm income in 2023 would be 26.6 percent above its 20-year average.

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

Due to the cyclical nature of these markets, we have experienced, and in the future, we may experience, significant fluctuations in our sales and operating income with respect to a substantial portion of our total product offering, and such fluctuations could be material and adverse to our overall financial condition, results of operations, and liquidity.

Changes in prices and reduced availability of key commodities such as steel, aluminum, zinc, natural gas, and fuel may increase our operating costs and likely reduce our net sales and profitability.

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

●	increased demand, which occurs when we and other industries require greater quantities of these commodities, which can result in higher prices and lengthen the time it takes to receive these commodities from suppliers;
●	lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce these commodities (such as coke and scrap steel for the production of steel) which could result in reduced supplies of these commodities, higher costs for us, and increased lead times;
●	increased cost of major inputs, such as scrap steel, coke, iron ore, and energy;
●	fluctuations in foreign exchange rates can impact the relative cost of these commodities, which may affect the cost effectiveness of imported materials and limit our options in acquiring these commodities; and
●	international trade disputes, import duties, tariffs, and quotas since we import some steel and aluminum finished components and products for various product lines.

Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in our costs of these commodities. Consequently, an increase in these commodities will increase our operating costs and likely reduce our profitability.

Rising steel prices in 2021 and early 2022 put pressure on gross profit margins, especially in our Utility product lines. The elapsed time between the release of a customer’s purchase order and the manufacturing of the product ordered can be several months. As some of the sales in the Infrastructure segment are fixed price contracts, rapid increases in steel costs likely will result in lower operating income. Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred in North America in 2019. Decreases in our product sales pricing and volumes in 2019 offset the increase in gross profit realized from the lower steel prices. Steel is most significant for our Transmission, Distribution, and Substation product line where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales in this product line by approximately $95 million for the year ended December 31, 2022.

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

We manufacture and distribute engineered infrastructure products for lighting and traffic, utility, and other specialty applications. Our Coatings product line serves many construction‑related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is affected by and can decline because of, a number of factors, including (but not limited to):

●	weakness in the general economy, which may negatively affect tax revenues, resulting in reduced funds available for construction;
●	interest rate increases, which increase the cost of construction financing; and
●	adverse weather conditions which slow construction activity.

The current economic uncertainty in the United States and Europe will have some negative effect on our business. In our North American lighting product line, some of our lighting structure sales are for new residential and commercial areas.

When residential and commercial construction is weak, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in the event of an overall downturn in the economies in Europe, Australia, or China, we may experience decreased demand if our customers in these countries have difficulty securing credit for their purchases from us.

In addition, sales in our Infrastructure segment, particularly our lighting, transportation, and highway safety products, are highly dependent upon federal, state, local, and foreign government spending on infrastructure development projects. U.S. federal funding initiatives, such as the Infrastructure Investment and Job Act (“IIJA”) and the Inflation Reduction Act (“IRA”) support multi-year demand for our infrastructure products, although the timing and amount of funding appropriations from these initiatives can be difficult to predict. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues, and changes in the political climate, including legislative delays, with respect to infrastructure appropriations.

We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.

We sell our products in many countries around the world. Approximately 32% of our fiscal 2022 sales were in markets outside the United States and are often made in foreign currencies, mainly the Australian dollar, euro, Brazilian real, Canadian dollar, Chinese renminbi, and South African rand. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.

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

COVID-19 has impacted and is expected to continue to impact our business, including the supply chain, product demand, logistics, and facility operations and the duration, unknown at this time, of the challenges associated with the virus, or future pandemics, may result in significant adverse effects on our business, financial condition, and results of operations.

COVID-19 impacted and may continue to impact our business, including the normal operations of our facilities, overall demand for our products, changes to supply chain availability and costs, logistics delays, including temporary closures as may be mandated or otherwise made necessary by governmental authorities, and any additional carryover of economic effects. All of our operations may be affected by COVID-19 isolation measures. During the height of the previous pandemic, we temporarily implemented domestic and international travel restrictions for our employees, and thousands of our employees worked remotely.

Our businesses support critical infrastructure sectors as defined by the Department of Homeland Security (CISA.gov) and similar global agencies. These sectors are deemed vital, such that their incapacitation would have a debilitating effect on security, national economic security, national public health, or safety, or any combination thereof.

Future challenges associated with the virus, or new pandemics, may result in significant adverse effects on our business, financial condition, and results of operations.

In addition to the discussion above of Economic and Business Risks, please see our further discussion on interest rates, foreign currency exchange rates, and commodity prices included in “MARKET RISK” within "Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 in this report.

Legal and Regulatory Risks

We may lose some of our foreign investment or our foreign sales and profits may decline because of risks of doing business in foreign markets, including trade relations and tariffs.

We are an international manufacturing company with operations around the world. At December 31, 2022, we operated over 80 manufacturing plants, located on six continents, and sold our products in more than 100 countries. In 2022, approximately 32% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America (primarily the United States, Canada, and Mexico). We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe, and health issues, such as the outbreak and spread of coronavirus in China. Our geographic diversity also requires that we hire, train, and retain competent management for the various local markets, which not only impacts our operational results but our managing and reporting functions.

Demand for our products and our profitability are affected by trade relations between countries. We also have a significant manufacturing presence in Australia, Brazil, Europe, and China. These operations are affected by U.S. trade policies, such as additional tariffs on a broad range of imports, and retaliatory actions by foreign countries, most recently China, which have impacted sales of our products. In addition, there can be a derived indirect impact on demand for our products arising from quotas, restrictions, and retaliatory tariffs (e.g., China tariffs on imported soybeans affects U.S. net farm income).

We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

●	political and economic instability, resulting in the reduction of the value of, or the loss of, our investment;
●	recessions in economies of countries in which we have business operations, decreasing our international sales;
●	natural disasters and public health issues in our geographic markets, negatively impacting our workforce, manufacturing capability, and sales;
●	difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits and with risk to our managing and reporting functions;
●	potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;
●	difficulties in enforcing our rights outside the United States for patents on our manufacturing machinery, poles, and irrigation designs;
●	increases in tariffs, export controls, taxes, and other trade barriers reducing our international sales and our profit on these sales; and
●	acts of war or terrorism.

As a result, we may lose some of our foreign investment or our foreign sales and profits may be materially reduced because of risks of doing business in foreign markets.

Failure to comply with any applicable anti-corruption legislation could result in fines, criminal penalties, and an adverse effect on our business.

We must comply with all applicable laws, which include the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on the company’s reputation, business, and results of operations and financial condition.

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

Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. We detected contaminants at some of our present and former sites, principally in connection with historical operations. In addition, from time to time we have been named as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites that are not provided for in our financial statements, including third‑party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability beyond amounts provided for in our financial statements.

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

Liquidity and Capital Resources Risks

We have, from time to time, maintained a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants, and make payments on our debt.

As of December 31, 2022, we had $878.0 million of total indebtedness outstanding. We had $659.4 million of capacity to borrow under our revolving credit facility at December 31, 2022. We normally borrow money to make business acquisitions and major capital expenditures. From time to time, our borrowings have been significant. Our level of indebtedness could have important consequences, including:

●	our ability to satisfy our obligations under our debt agreements could be affected and any failure to comply with the requirements, including significant financial and other restrictive covenants, of any of our debt agreements and could result in an event of default under the agreements governing our indebtedness;
●	a substantial portion of our cash flow from operations will be required to make interest and principal payments and will not be available for operations, working capital, capital expenditures, expansion, or general corporate and other purposes, including possible future acquisitions that we believe would be beneficial to our business;
●	our ability to obtain additional financing in the future may be impaired;
●	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;
●	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and
●	our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general.

We had $185.4 million of cash at December 31, 2022. Approximately 79% of our consolidated cash balances are outside the United States and most of our interest‑bearing debt is borrowed by U.S. entities. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual, or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and business prospects.

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

Delta is the sponsor of a United Kingdom defined benefit pension plan that, as of December 31, 2022, covered approximately 6,500 inactive or retired former Delta employees. The plan has no active employees as members. At December 31, 2022, this plan was, for accounting purposes, overfunded by approximately £20.1 million ($24.2 million). The current agreement with the trustees of the pension plan for annual funding is approximately £13.1 million ($16.0 million) in respect of the funding shortfall and approximately £1.3 million ($1.6 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

●	Laws and regulations in the United Kingdom normally require the plan trustees and us to agree on a new funding plan every three years. The last funding plan was developed in 2022. Changes in actuarial assumptions, including future discount, inflation, and interest rates, investment returns, and mortality rates, may increase the underfunded position of the pension plan and cause the combined company to increase its funding levels in the pension plan to cover underfunded liabilities.
●	The United Kingdom regulates the pension plan, and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the pension plan, which could be significantly greater than the asset recognized for accounting purposes as of December 31, 2022. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market, and could affect our ability to fund the Company’s future growth of the business or finance other obligations.

General Risks

Our businesses require skilled labor and management talent and we may be unable to attract and retain qualified employees.

Our businesses require skilled factory workers and management in order to meet our customers’ needs, grow our sales, and maintain competitive advantages. Skills such as welding, equipment maintenance, and operating complex manufacturing machinery may be in short supply in certain geographic areas, leading to shortages of skilled labor and/or increased labor costs. Management talent is critical, as well, to help grow our businesses and effectively plan for succession of key employees upon retirement. In some geographic areas, skilled management talent for certain positions may be difficult to find. To the extent we have difficulty in finding and retaining these skills in the workforce, there may be an adverse effect on our ability to grow profitably in the future.

We face strong competition in our markets.

We face competitive pressures from a variety of companies in each of the markets we serve. Our competitors include companies who provide the technologies that we provide as well as companies who provide competing technologies, such as drip irrigation. Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing, and technical resources than we do, or greater penetration in or familiarity with a particular geographic market than we have.

In addition, certain of our competitors, particularly with respect to our utility and wireless communication product lines, have sought bankruptcy protection in recent years and may emerge with reduced debt service obligations, which could allow them to operate at pricing levels that put pressures on our margins. Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales of galvanizing and anodizing services.

To remain competitive, we will need to invest continuously in manufacturing, product development, and customer service, and we may need to reduce our prices, particularly with respect to customers in industries that are experiencing downturns. We cannot provide assurance that we will be able to maintain our competitive position in each of the markets that we serve.

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

For example, in 2021, we acquired Prospera Technologies, Ltd., an integrated artificial intelligence (“AI”) technologies company that provides real-time crop analysis and anomaly detection solutions in agricultural fields. To provide these services, Prospera develops algorithms that can detect, with a high accuracy, field anomalies caused by pests, disease, or water issues. We store, process, and transmit agricultural field data. A failure to integrate innovative acquisitions such as Prospera could negatively impact future growth in our technology sales.

Any future acquisitions may present significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of Valmont and to manage the combined company on a going forward basis. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than presently contemplated. We may also have difficulty in successfully integrating the product offerings of Valmont and acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of acquired businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

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

In our Infrastructure segment, we manufacture large structures for electrical transmission. These products may be highly engineered for very large, complex contracts and subject to terms and conditions that penalize us for late delivery and result in consequential and compensatory damages. From time to time, we may have a product quality issue on a large utility structures order and the costs of curing that issue may be significant. Our products in the Infrastructure segment also include structures for a wide range of outdoor lighting, traffic, and wireless communication applications.

Our Agriculture products carry warranty provisions, some of which may span several years. In the event we have wide-spread product reliability issues with certain components, we may be required to incur significant costs to remedy the situation.

Our operations could be adversely affected if our information technology systems are compromised or otherwise subjected to cybercrimes.

Cybercrime continually increases in sophistication and may pose a significant risk to the security of our information technology systems and networks, which if breached could materially adversely affect the confidentiality, availability, and integrity of our data. Our operations involve transferring data across national borders, and we must comply with increasingly complex and rigorous standards to protect business and personal data in the U.S. and foreign countries, including members of the European Union. Additionally, our operations also include innovative technologies, such as Prospera Technologies, Ltd., an integrated AI technologies company. Successful cybersecurity attacks or other security incidents could result in the loss of key innovations in artificial intelligence, internet of things (“IoT”), or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks, or other means; and business delays, service or system disruptions, or denials of service. We protect our sensitive information and confidential personal data, our facilities, and information technology systems, but we may be vulnerable to future security breaches. This could lead to legal risk, fines and penalties, negative publicity, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes, and operational disruptions, which could adversely affect our reputation, competitiveness, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

In 2021, we moved our corporate headquarters to a new leased facility in Omaha, Nebraska, under a lease expiring in 2046. The Company’s reportable segments’ headquarters are also located at the corporate headquarters. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska; McCook, Nebraska; Tulsa,

Oklahoma; Brenham, Texas; Charmeil, France; Uberaba, Brazil; Monterrey, Mexico; Siedlce, Poland; Shanghai, China; and Dubai, United Arab Emirates. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies, and expanding capacities where needed. Our principal operating locations by reportable segment are listed below.

Infrastructure segment North America manufacturing operations are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, New Jersey, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Canada, and Mexico. The largest of these operations are in Valley, Nebraska; Brenham, Texas; Tulsa, Oklahoma; and Monterrey, Mexico, all of which are owned facilities. We have communication component distribution locations in California, Colorado, Florida, Georgia, Nebraska, New York, and Texas. International locations are in Australia, China, England, Estonia, Finland, France, Germany, India, Indonesia, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Poland, and Thailand. The largest of these operations are in Charmeil, France, and Shanghai, China, both of which are owned facilities.

Agriculture segment North America manufacturing operations are located in Nebraska and Indiana. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil; Dubai, United Arab Emirates; Shandong, China; and a technology R&D center in Israel. All facilities are owned except for China and Israel, which are leased.

Operations in the Other segment, which were divested during 2022, are located in Denmark.

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

Information about our Executive Officers

Our current executive officers, their ages, positions held, and the business experience of each during the past five years are, as follows:

Stephen G. Kaniewski, age 51, President and Chief Executive Officer since December 2017. President and Chief Operating Officer from October 2016 to December 2017. Utility Support Structures Group President from August 2015 to October 2016. Vice President of Global Operations for the Irrigation business in 2014.

Avner M. Applbaum, age 51, Executive Vice President and Chief Financial Officer since March 2020. Chief Financial Officer and Chief Operating Officer of Double E Company, an equipment manufacturer, from 2017 to March 2020.

Diane Larkin, age 58, Executive Vice President, Global Operations since June 2020. Senior Vice President of Operations and Global Supply for Pentair from 2017 to June 2020.

Aaron Schapper, age 49, Group President, Infrastructure since February 2020. Utility Support Structures Group President from October 2016 to February 2020. General Manager, International Irrigation from October 2011 to October 2016.

Renee L. Campbell, age 53, Senior Vice President, Investor Relations and Treasurer since February 2022. Vice President, Investor Relations and Corporate Communications from 2017 to February 2022.

Timothy P. Francis, age 46, Senior Vice President and Finance Business Partner – Global Operations since June 2022. Senior Vice President and Controller from June 2014 to June 2022.

Gene Padgett, age 52, Senior Vice President, Finance and Chief Accounting Officer since November 2022. Senior Vice President and Chief Accounting Officer of DXP Enterprises, Inc., an industrial products distributor and equipment manufacturer, from 2018 to October 2022.

T. Mitchell Parnell, age 57, Executive Vice President, Chief Human Resources Officer since January 2019. Vice President, Human Resources, Valmont Engineered Support Structures from 2016 to 2018.

Claudio O. Laterreur, age 56, Senior Vice President and Chief Information Officer since May 2019. US Industrial Products Partner at IBM and North America Vice President for manufacturing at Neoris from 2013 to May 2019.

R. Andrew Massey, age 53, Vice President and Chief Legal & Compliance Officer since 2006.

Ellen S. Dasher, age 53, Vice President, Global Taxation since December 2015, previously Assistant Director of Taxation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol “VMI”. We had approximately 36,163 shareholders of common stock at December 31, 2022.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Maximum
	Total Number		Publicly	Number of
	of		Announced Plans	Shares that may yet
	Shares	Average Price	or	be Purchased under the
Period	Purchased	paid per share	Programs	Program (1)
September 25, 2022 to October 22, 2022	—	$—	—	$101,371,000
October 23, 2022 to November 26, 2022	26,995	328.93	26,995	92,523,000
November 27, 2022 to December 31, 2022	33,207	334.38	33,207	81,419,000
Total	60,202	$331.94	60,202	$81,419,000

(1)	On May 13, 2014, we announced a capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015, and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250 million of the Company’s outstanding common stock with no stated expiration date bringing total authorization to $1.0 billion. As of December 31, 2022, we have acquired 6,613,018 shares for approximately $918.6 million under this share repurchase program. Subsequent to year end, on February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400 million, with no stated expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward‑Looking Statements

Management’s discussion and analysis, and other sections of this annual report, contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control), and assumptions. Management believes that these forward‑looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward‑looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

During the first quarter of 2022, the Company’s Chief Operating Decision Maker (“CODM”) changed the Company’s management structure and began to manage the business, allocate resources, and evaluate performance based on the new structure. As a result, the Company has realigned to a two reportable segment structure organized by market dynamics (Infrastructure and Agriculture). Three operating segments resulted from the new management structure and two are aggregated into the Agriculture reportable segment. The Company considers gross profit margins, nature of products sold, nature of the production processes, type and class of customer, and methods used to distribute products when assessing aggregation of operating segments. The Infrastructure segment includes the previous reportable segments of Utility Support Structures, Engineered Support Structures, and Coatings. All prior period segment information has been recast to reflect this change in reportable segments.

General

	2022	2021	Change 2022 - 2021	2020	Change 2021 - 2020

	Dollars in millions, except per share amounts
Consolidated
Net sales	$4,345.2	$3,501.6	24.1%	$2,895.4	20.9%
Gross profit	1,126.3	883.9	27.4%	765.5	15.5%
as a percent of sales	25.9%	25.2%		26.4%
SG&A expense	693.0	597.1	16.1%	539.6	10.7%
as a percent of sales	15.9%	17.1%		18.6%
Operating income	433.3	286.8	51.1%	225.9	27.0%
as a percent of sales	10.0%	8.2%		7.8%
Net interest expense	45.5	41.4	9.9%	38.7	7.0%
Effective tax rate	29.9%	23.6%		25.7%
Net earnings	250.9	195.6	28.3%	140.7	39.0%
Diluted earnings per share	$11.62	$9.10	27.7%	$6.57	38.5%
Infrastructure
Net sales	$2,909.7	$2,361.5	23.2%	$2,135.2	10.6%
Gross profit	736.6	603.6	22.0%	564.9	6.9%
SG&A expense	382.1	330.0	15.8%	347.6	(5.1)%
Operating income	354.5	273.6	29.6%	217.3	25.9%
Agriculture
Net sales	$1,335.3	$1,017.1	31.3%	$640.1	58.9%
Gross profit	381.8	297.7	28.2%	197.3	50.9%
SG&A expense	202.5	160.6	26.1%	114.2	40.6%
Operating income	179.3	137.1	30.8%	83.1	65.0%
Other
Net sales	$100.2	$123.0	(18.5)%	$120.1	2.4%
Gross profit (loss)	7.9	(18.2)	NM	3.3	NM
SG&A expense	5.6	22.0	(74.5)%	11.5	91.3%
Operating income (loss)	2.3	(40.2)	NM	(8.2)	390.2%
Net corporate expense
Gross profit	$—	$0.8	—	$—	—%
SG&A	102.8	84.5	21.7%	66.3	27.5%
Operating loss	(102.8)	(83.7)	22.8%	(66.3)	26.2%

RESULTS OF OPERATIONS

FISCAL 2022 COMPARED WITH FISCAL 2021

Overview

The increase in net sales in 2022, as compared with 2021, was the result of higher sales in both the Infrastructure and Agriculture segments. Fiscal 2022 included 53 weeks, while fiscal 2021 included 52 weeks. The estimated impact on the Company's results of operations due to the extra week in fiscal 2022 was additional net sales of approximately $80.8 million and additional net earnings of approximately $5.3 million.

	Total	Infrastructure	Agriculture	Other
Sales - 2021	$3,501.6	$2,361.5	$1,017.1	$123.0
Volume	184.0	108.7	88.9	(13.6)
Pricing / mix	686.5	459.4	223.1	4.0
Acquisition	30.1	28.8	1.3	—
Currency translation	(57.0)	(48.7)	4.9	(13.2)
Sales - 2022	$4,345.2	$2,909.7	$1,335.3	$100.2

Volume impacts are estimated based on physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the product sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.

Due to supply chain disruptions and lingering impacts of the pandemic, average steel prices for both hot rolled coil and plate were volatile over the past few years, especially in North America. While hot rolled coil steel has decreased in price, the steel consumed during 2022 within cost of sales was at a much higher average cost as compared to 2021. Gross profit margin was higher in 2022, as compared to 2021, as customer pricing mechanisms and product selling price practices allowed for the recovery of price inflation for the Infrastructure and Agriculture reportable segments.

Items Impacting Comparability

Items of note impacting the comparability of results from net earnings for 2022 included the following:

●	charges totaling $33.3 million (no associated tax benefit) related to the divestiture of the offshore wind energy structures business,
●	incremental stock-based compensation expense of $5.0 million ($4.6 million after-tax) for the employees from the Prospera subsidiary acquired in 2021, and
●	incremental amortization of identified intangible assets of $3.6 million ($2.4 million after-tax) associated from the Prospera subsidiary acquired in 2021.

Items of note impacting the comparability of results from net earnings for 2021 included the following:

●	charges totaling pre-tax $27.9 million ($21.7 million after-tax) related to the impairment of the offshore wind energy structures business long-lived assets. In addition, income tax expense of $5.1 million to establish a valuation allowance related to the tax assets of the associated product line, and
●	charges totaling $5.5 million ($4.3 million after-tax) related to the write-off of a receivable.

Acquisitions

The Company acquired the following businesses in 2022 and 2021:

●	51% of ConcealFab in the second quarter of 2022 for $39.3 million. ConcealFab is a Colorado-based 5G infrastructure and passive intermodulation mitigation solutions company (Infrastructure),

●	Prospera in the second quarter of 2021 for $300 million. Prospera was a privately-held Israeli-based artificial intelligence company focused on machine learning and computer vision in agriculture (Agriculture), and
●	PivoTrac in the second quarter of 2021 for $12.5 million. PivoTrac is an agricultural technology company that offers solutions focused on remote monitoring of center pivot irrigation machines (Agriculture).

Divestitures

The Company divested its offshore wind energy structures business in the fourth quarter of 2022, which resulted in a loss of approximately $33.3 million (no associated tax benefit). The offshore wind energy structures business is included in the Other segment and the loss was recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic and geopolitical trends that impacted our business, including inflationary cost pressures, supply chain disruptions, the strengthened U.S. dollar, the ongoing Russia-Ukraine conflict, changing conditions from the COVID-19 pandemic, and labor shortages.

Change in Reportable Segments

On December 26, 2021, the Company’s CODM began to manage the business, allocate resources, and evaluate performance based on changes made to the Company’s management structure. As a result, the Company has realigned its reportable segment structure. The Company reorganized from a four segment structure previously organized by product category (Utility Support Structures, Engineered Support Structures, Coatings, and Irrigation) to a two segment reporting structure organized by market dynamics (Infrastructure and Agriculture). All prior period information has been recast to reflect this change in reportable segments. See Note 21 to our Consolidated Financial Statements for additional information.

In addition to these two reportable segments, the Company had a business and related activities that are not more than 10% of consolidated sales, operating income, or assets. This includes the offshore wind energy structures business and was reported in the “Other” segment until its divestiture in 2022.

Currency Translation

The continued strengthening of the U.S. dollar resulted in negative foreign currency impacts for many of our businesses located in foreign jurisdictions. In 2022, we realized an increase in operating profit, as compared with fiscal 2021, despite these overall negative currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Infrastructure	Agriculture	Other	Corporate
Full year	$(2.0)	$(5.9)	$3.1	$0.3	$0.5

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross profit as a percent of sales was higher in 2022, as compared with 2021. Gross profit as a percent of sales was relatively flat for both the Infrastructure and Agriculture segments, as increased raw material and labor costs were offset by an increase in average selling prices. Gross profit was higher for both the Infrastructure and Agriculture segments in 2022.

The Company saw an increase in selling, general, and administrative (“SG&A”) expense in 2022, as compared to 2021. The increase in SG&A was due to the incremental SG&A from the Prospera acquisition in May 2021 (including intangible asset amortization, stock-based compensation, and research and development costs), higher incentives and stock-based compensation costs due to improved operations, salary merit increases, and higher travel costs. In 2021, the Other segment recognized a pre-tax $27.9 million impairment charge of long-lived assets ($21.4 million recognized in cost of goods sold and $6.5 million in SG&A) and a $5.5 million write-off of an accounts receivable related to the offshore wind energy structures business that did not recur in 2022.

Net Interest Expense and Debt

Net interest expense in 2022 was higher than 2021 due to higher average borrowings during the year. Interest income was also higher in 2022, as compared to 2021, due to higher interest rates.

Other Income/Expense (including Gain (loss) on investments – unrealized)

The change in other income/expenses in 2022, as compared to 2021, was primarily due to a lower pension benefit of $4.5 million and the change in the valuation of deferred compensation assets which resulted in a lower income of $5.5 million. These decreases were offset by an increase in investment income of $2.7 million and a gain of $2.1 million related to insurance proceeds received associated with windstorm damage at one of our facilities in France. The change related to deferred compensation assets is offset by an opposite change of the same amount in SG&A expense.

Income Tax Expense

Our effective income tax rate in 2022 and 2021 was 29.9% and 23.6%, respectively. In 2022, the increase in the effective tax rate was the result of a change in geographical earnings and the approximately $33.3 million loss from divestiture of the offshore wind energy structures business which had no associated income tax benefit. In 2021, the effective tax rate was impacted by a U.S. tax benefit related to foreign taxes paid which was offset by a valuation allowance recorded against the offshore wind energy business structures’ deferred tax assets.

Earnings Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests were higher in 2022 compared with 2021, primarily due to the new noncontrolling interest not acquired as part of the acquisition of 51% ownership of ConcealFab in the first half of 2022.

Cash Flows from Operations

Our cash flows provided by operations were $326.3 million in fiscal 2022, as compared with $65.9 million provided by operations in fiscal 2021. The increase in operating cash flow in 2022, as compared with 2021, was primarily due to the increase in net earnings and a significant increase in working capital levels during 2021 that did not occur in 2022, partially offset by an increase of approximately $15.2 million in contributions to the defined benefit pension plan.

Infrastructure Segment

	Fifty-three and fifty-two weeks ended
			Dollar
Infrastructure	2022	2021	Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	1,184.7	935.1	249.6	26.7%
Lighting & Transportation	940.5	825.9	114.6	13.9%
Coatings	356.7	309.7	47.0	15.2%
Telecommunications	320.3	238.5	81.8	34.3%
Renewable Energy	126.2	62.9	63.3	100.6%
Total	$2,928.4	$2,372.1	$556.3	23.5%

Operating Income	$354.5	$273.6	$80.9	29.6%

Net sales were higher in 2022 by approximately $548.2 million as compared to 2021, primarily driven by higher average selling prices across all product lines, partially offset by $48.7 million of unfavorable foreign currency translation effects year over year. The increase in net sales for North America in 2022 versus 2021 was substantially higher than the increase within international markets, partially attributed to the unfavorable currency translation effects (continued strengthening of the U.S. dollar).

In the TD&S product line, net sales increased in 2022, as compared with 2021, due primarily to a substantial increase in average selling prices for the steel structures product line. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order. Sales volumes increased modestly in 2022 as compared to 2021.

Lighting and transportation net sales increased in 2022, as compared to 2021 from the realization of customer pricing actions. Sales volumes increased in North America but decreased within international markets in fiscal year 2022, as compared to fiscal year 2021. Reported international sales decreased in 2022, as compared to 2021, by approximately $32.1 million due to unfavorable foreign currency translation effects.

In the Telecommunications product line, net sales increased in 2022, as compared to 2021, due primarily to higher average selling prices and approximately $26.9 million of net sales attributed to the 2022 acquisition of ConcealFab. Higher sales volume in 2022 for North America, primarily attributed to the 5G deployments across additional markets, was partially offset by lower sales volume within international markets.

Coatings net sales increased in 2022, as compared to 2021, due to higher average selling prices, adjusted throughout the year to reflect higher average zinc costs and production wage inflation. Sales volume increased modestly in both North America and international markets in 2022, as compared to 2021. Reported international sales for the Coatings product line decreased in 2022, as compared to 2021, by approximately $10.1 million due to unfavorable foreign currency translation effects.

Renewable Energy net sales doubled in 2022, as compared to 2021, almost all attributed to an increase in sales volume.

Gross profit was higher in 2022, as compared to 2021. Contractual customer pricing mechanisms and selling price management led to a large increase in average selling prices while maintaining gross profit margins during the highly inflationary environment. SG&A was higher in 2022, as compared to 2021, due to wage inflation, increased incentives due to improved financial performance, increased travel expense, and SG&A attributed to the recent acquisition. Operating income increased in 2022 due the increase in net sales more than offsetting the effects of inflation and other increased expenses in both cost of sales and to SG&A.

Agriculture Segment

	Fifty-three and fifty-two weeks ended
			Dollar
Agriculture	2022	2021	Change	% Change
Sales, gross of intercompany eliminations:
North America	766.9	545.6	221.3	40.6%
International	579.8	483.1	96.7	20.0%
Total	$1,346.7	$1,028.7	$318.0	30.9%

Operating Income	$179.3	$137.1	$42.2	30.8%

Agriculture segment net sales increased in 2022 by approximately $318.2 million as compared to 2021, primarily due to much higher average selling prices of irrigation equipment globally of approximately 22%. In North America, higher sales volumes for irrigation systems and parts in 2022, as compared to 2021, were driven by improved agricultural commodity prices. International irrigation experienced a slightly lower sales volume in 2022, as compared to 2021. Overall lower project sales to Egypt for the year 2022 more than offset the sales volume increases in many foreign markets. Partially offsetting that decrease was a sales volume increase in 2022 versus 2021 due to robust demand for irrigation equipment and agriculture solar products in Brazil. Sales of technology-related products increased $17.2 million as growers continued their adoption of technology to reduce costs and enhance profitability.

SG&A was higher in 2022, as compared to 2021, due to higher overall compensation costs and higher incentives due to improved business performance, as well as the incremental SG&A from the Prospera subsidiary acquired in the second quarter of 2021 (including the amortization of identified intangible assets, research and development costs, and stock-compensation expense). Operating income increased in 2022 over 2021, as improved global sales volumes and pricing more than offset increases in the cost of sales and SG&A.

Other

In November 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business with operations in Denmark. The Company realized an approximate $33.3 million loss on the sale that is recorded in “Other income (expenses)” in the Consolidated Statements of Earnings, subject to certain post-closing adjustments. In 2021, the offshore wind energy structures business recognized a pre-tax $27.9 million impairment charge of long-lived assets and a $5.5 million write-off of an accounts receivable that did not recur in 2022.

Net Corporate Expense

Corporate SG&A expense was higher in 2022 as compared to 2021. The increase can be attributed to higher incentive expenses due to improved business performance, an increase in stock compensation expense, an increase in compensation expense due to salary merit increases, as well as an increase in rent expense of $2.7 million with the new corporate headquarters lease starting in the second quarter of 2021. The increase was partially offset by the change in valuation of deferred compensation plan assets which resulted in lower expense of $5.5 million in 2022, as compared to 2021. The change in deferred compensation plan assets is offset by the same amount in other income/expenses.

FISCAL 2021 COMPARED WITH FISCAL 2020

Infrastructure Segment

Net sales were higher in 2021 by approximately $226.3 million as compared to 2020, primarily driven by higher average selling prices across all product lines, as well as $33.3 million of favorable foreign currency translation effects year over year.

In the TD&S product line, net sales increased approximately $139.4 million in 2021, as compared with 2020, due primarily to an increase in average selling prices for the steel structures product line, reflecting the significant inflation seen in the cost of steel during 2021. A number of our sales contracts in North America contain provisions that tie the sales price to published steel index pricing at the time our customer issues their purchase order.

Lighting and transportation net sales increased by approximately $28.6 million in 2021, as compared to 2020. Sales volumes slightly decreased in North America as declines in volumes within the transportation markets were partially offset by increased higher average selling pricing year over year. Sales increased within international markets in fiscal year 2021, as compared to fiscal year 2020, due to favorable foreign currency translation effects of approximately $24 million, slightly higher average selling prices, and slightly lower sales volumes.

In the Telecommunication product line, net sales increased by approximately $52.3 million in 2021, as compared to 2020, due primarily to higher net sales in North America, as communication product sales volumes increased due to strong demand from 5G and other connectivity initiatives and an increase in average selling prices. Communication product line sales within international markets increased modestly in 2021 mostly attributed to an increase in volume.

Coatings net sales increased approximately $29.5 million in 2021, as compared to 2020, due to higher average selling prices and favorable foreign currency translation. In North America, higher average selling prices helped to counteract the higher cost of zinc that incurred throughout the year. North America continued to see decreased industrial production attributed largely to the economic impacts from COVID-19, but not to the severity of 2020. In Asia-Pacific region, sales volumes improved in all regions, primarily due to sales pricing increases, higher volumes, and favorable foreign currency translation.

In the Renewable Energy product line, net sales decreased approximately $23.5 million in 2021, as compared to 2020, due to a decrease in sales volumes attributed to less large projects.

Gross profit was higher by approximately $38.7 million in 2021, as compared to 2020. Contractual customer pricing mechanisms along with selling price management led to a large increase in average selling prices which more than offset the higher costs of goods sold. The increase in sales volume for Telecommunications product line also contributed to the increase in gross profit. SG&A was lower in 2021, as compared to 2020, primarily due to recording a partial goodwill and tradename impairment for the Access Systems business of $16.6 million during 2020 and other restructuring costs recognized in 2020 that did not recur in 2021. Operating income increased in 2021, as compared to 2020, due the increase in net sales and the decrease in SG&A.

Agriculture Segment

Agriculture segment net sales increased in 2021 by approximately $377.0 million, as compared to 2020, primarily due to higher sales volumes in almost all markets, as well as higher average selling prices. Net sales also increased slightly due to the continuing increase in sales of technology-related products and services, strengthened by our acquisitions of Prospera and PivoTrac that occurred in 2021. The sales increase for International irrigation of $215.7 million was primarily due to deliveries on the multi-year Egypt project and higher sales volumes in Brazil. In North America, higher sales volumes for irrigation systems and parts were driven by improved agricultural commodity prices. Average selling prices for the North American tubular product line were up substantially in 2021, versus 2020, to reflect the inflation seen in the cost of steel during 2021.

SG&A was higher in 2021, as compared to 2020, due to approximately $20.0 million of SG&A from the acquisitions of Prospera and PivoTrac, higher compensation costs, and higher incentives due to improved business performance. These increases were somewhat offset by one-time costs associated with the early retirement program incurred in 2020. Operating income increased in 2021 over 2020, as improved global sales volumes and pricing more than offset increases in the cost of steel.

Other

The net sales for the offshore wind energy structures business in 2021 was comparable 2020. Gross profit decreased in 2021, as compared to 2020, due primarily to the $21.4 million impairment of long-lived assets. SG&A expense was higher in 2021, as compared with 2020, primarily due to $6.5 million of impairments of intangible assets and a $5.5 million write-off of an accounts receivable. Operating income decreased in 2021 primarily due to the $27.9 million impairment of long-lived assets for the offshore wind energy structures business.

LIQUIDITY AND CAPITAL RESOURCES

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation/priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth;
●	dividends on common stock generally in the range of 20% of the prior year’s fully diluted net earnings;
●	acquisitions; and
●	return of capital to shareholders through share repurchases.

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

The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases, without an expiration date in both February 2015 and again in October 2018. The purchases are funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 31, 2022, we have acquired approximately 6.6 million shares for approximately $918.6 million under this share repurchase program. Subsequent to year end, on February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400 million, with no stated expiration date.

Sources of Financing

Our debt financing at December 31, 2022 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of December 31, 2022, principally consisted of:

●	$450 million face value ($433.1 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
●	$305 million face value ($295.0 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.

Our revolving credit facility with JP Morgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2026.

The revolving credit facility provides for $800 million of committed unsecured revolving credit loans with available borrowings thereunder to $400 million in foreign currencies. We may increase the credit facility by up to an additional $300 million at any time, subject to lenders increasing the amount of their commitments. The Company and our wholly-owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility. The obligations arising under the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:

(a)	term SOFR (based on a 1-, 3-, or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

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

As of December 31, 2022, we had outstanding borrowings of $140.5 million under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026, and contains a financial covenant that may limit our additional borrowing capability under the agreement. As of December 31, 2022, we had the ability to borrow $659.4 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $125.0 million, of which $119.2 million was unused as of December 31, 2022.

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

The revolving credit agreement also contains customary affirmative and negative covenants or credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates and prepayments of indebtedness. The revolving credit agreement also provides for acceleration of the obligations thereunder and exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).

As of December 31, 2022, we were in compliance with all covenants related to these debt agreements.

The calculation of Adjusted EBITDA-last four quarters and the leverage ratio are in Selected Financial Measures.

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

Cash requirements for fiscal 2023 are expected to consist primarily of capital expenditures, Delta pension plan contributions, operating leases, and interest on outstanding debt. The Company also has unconditional purchase commitments that relate to purchase orders for zinc, aluminum, and steel, all of which we plan to use in 2023. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period. Total capital expenditures for fiscal 2023 are expected to be approximately $105 to $125 million.

The following table summarizes current and long-term material cash requirements as of December 31, 2022 (in millions of dollars):

		Next 12
Contractual Obligations	Total	months	Thereafter
Long‑term debt	$899.1	$1.2	$897.9
Interest[1]	1,070.3	40.4	1,029.9
Delta pension plan contributions	206.8	16.0	190.8
Operating leases	235.4	23.2	212.2
Total contractual cash obligations	$2,411.6	$80.8	$2,330.8

1 Interest expense amount assumes that long-term debt will be held to maturity.

Our businesses are cyclical, but we have diversity in our markets from a product, customer, and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, issuance of senior unsecured notes, and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal year 2023 and beyond.

We had cash balances of $185.4 million as of December 31, 2022, approximately $147.2 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of December 31, 2022, we had a liability for foreign withholding taxes and U.S. state income taxes of $2.0 million and $0.9 million, respectively.

Cash Flows

Dollars in thousands	2022	2021	2020
Cash flow data:
Net cash flows from operating activities	$326,265	$65,938	$316,294
Net cash flows from investing activities	(132,080)	(417,308)	(104,029)
Net cash flows from financing activities	(181,905)	133,500	(173,756)

Operating Cash Flows and Working Capital – Cash generated from operating activities totaled $326.3 million in 2022 compared with $65.9 million in 2021. Net working capital was $976.6 million as of December 31, 2022, as compared with $946.9 million as of December 25, 2021. The increase in net working capital in 2022 was attributed to the overall increase in net sales and the related impact on contract asset and receivables, partially offset by increases in accounts payable and other accrued expenses. Overall working capital was also affected by our use of cash to fund our capital spending and acquisition of ConcealFab as well as our various financing activities.

Investing Cash Flows – Cash used in investing activities totaled $132.1 million in 2022, compared to $417.3 million in 2021. Investing activities in 2022 included capital spending of $93.3 million and the acquisition of a controlling ownership investment in ConcealFab for $39.3 million. In 2021, investing activities primarily included capital spending of $107.8 million and the acquisitions of two businesses within the Agriculture segment for $312.5 million.

Financing Cash Flows – Cash used in financing activities totaled $181.9 million in 2022, compared to cash provided by financing activities of $133.5 million in 2021. Our total interest‑bearing debt decreased to $878.0 million as of December 31, 2022, from $965.4 million on December 25, 2021. Financing cash outflows in 2022 primarily consisted of principal payments of long-term borrowings of $336.4, offset by proceeds from long-term debt borrowings of $254.0 million, dividends paid of $45.8 million, net payments on short-term agreements of $7.6 million, the purchase of treasury shares of $40.5 million, and the purchase of noncontrolling interests of $7.3 million.

During 2021, the Company had proceeds from long-term debt borrowings of $312.5 million, offset by payments on long-term debt of $91.3 million, dividends paid of $41.4 million, net payments on short-term agreements of $20.2 million, and the purchase of treasury shares of $26.1 million.

Guarantor Summarized Financial Information

We are providing the following information in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X with respect to our two tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully, and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”). The Parent is the Issuer of the notes and consolidates all Guarantors.

The financial information of Issuer and Guarantors is presented on a combined basis with intercompany balances and transactions between Issuer and Guarantors eliminated. The Issuer’s or Guarantors’ amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Combined financial information is as follows:

Supplemental Combined Parent and Guarantors Financial Information

For the three-year period ended December 31, 2022

Dollars in thousands	2022	2021	2020
Net sales	$2,876,425	$2,139,427	$1,854,141
Gross Profit	695,211	574,128	512,880
Operating income	268,142	208,041	180,206
Net earnings	167,114	120,655	106,404
Net earnings attributable to Valmont Industries, Inc.	167,220	120,458	102,266

Supplemental Combined Parent and Guarantors Financial Information

December 31, 2022 and December 25, 2021

Dollars in thousands	2022	2021
Current assets	$769,263	$801,797
Noncurrent assets	925,088	807,294
Current liabilities	459,961	383,394
Noncurrent liabilities	1,189,548	1,305,756
Noncontrolling interest in consolidated subsidiaries	1,612	1,844

Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $205,424 and $93,613 at December 31, 2022 and December 25, 2021. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $200,522 and $236,577 at December 31, 2022 and December 25, 2021.

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

Dollars in thousands	2022	2021	2020
Operating income	$433,249	$286,785	$225,953
Adjusted effective tax rate[1]	27.7%	23.6%	24.2%
Tax effect on operating income	(119,872)	(67,681)	(54,681)
After-tax operating income	$313,377	$219,104	$171,272
Average invested capital	$2,437,232	$2,176,577	$1,975,693
Return on invested capital	12.9%	10.1%	8.7%

Total assets	$3,556,996	$3,447,249	$2,953,160
Less: Accounts payable	(360,312)	(347,841)	(268,099)
Less: Accrued expenses	(248,320)	(253,330)	(227,735)
Less: Income Tax Payable	(3,664)	—	—
Less: Defined benefit pension asset	(24,216)	—	—
Less: Defined benefit pension liability	—	(536)	(118,523)
Less: Deferred compensation	(30,316)	(35,373)	(44,519)
Less: Other noncurrent liabilities	(13,480)	(89,207)	(58,657)
Less: Dividends payable	(11,742)	(10,616)	(9,556)
Less: Lease liability	(155,469)	(147,759)	(80,202)
Less: Contract liability	(172,915)	(135,746)	(130,018)
Less: Deferred tax liability	(41,091)	(47,849)	(41,689)
Total Invested capital	$2,495,471	$2,378,992	$1,974,162
Beginning of year invested capital	$2,378,992	$1,974,162	$1,977,223
Average invested capital	$2,437,232	$2,176,577	$1,975,693

1 The adjusted effective tax rate for 2022 excludes the effects of the $33,273 loss from the divestiture of the offshore wind energy structures business which is not deductible for income tax purposes. The effective tax rate including the loss on the divestiture is 29.9%. The adjusted effective tax rate for 2020 excludes the effects of the $12,575 goodwill impairment which is not deductible for income tax purposes. The effective tax rate in 2020 including the impairments is 25.7%.

Return on invested capital, as presented, may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA. Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest-bearing debt not exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA is as follows:

Dollars in thousands	2022	2021	2020
Net cash flows from operations	$326,265	$65,938	$316,294
Interest expense	47,534	42,612	41,075
Income tax expense	108,687	61,414	49,615
Loss on investment	—	—	(39)
Impairment of long-lived assets	—	(27,911)	(20,389)
Loss on divestiture of offshore wind energy structures business	(33,273)	—	—
Deferred income tax (expense) benefit	1,225	(71)	1,397
Noncontrolling interest	(3,388)	(2,095)	(1,456)
Pension plan expense	10,087	14,567	7,311
Contribution to pension plan	17,155	1,924	35,399
Changes in assets and liabilities, net of acquisitions	72,996	264,558	(98,994)
Other	(1,187)	17	(1,064)
EBITDA	546,101	420,953	329,149
Impairment of long-lived assets	—	27,911	20,389
Loss on divestiture of offshore wind energy structures business	33,273	—	—
Cash restructuring expenses	—	—	18,955
Adjusted EBITDA	$579,374	$448,864	$368,493

	2022	2021	2020[1]
Net earnings attributable to Valmont Industries, Inc.	$250,863	$195,630	$140,693
Interest expense	47,534	42,612	41,075
Income tax expense	108,687	61,414	49,615
Stock based compensation	41,850	28,720	14,874
Depreciation and amortization expense	97,167	92,577	82,892
EBITDA	546,101	420,953	329,149
Impairment of long-lived assets	—	27,911	20,389
Loss on divestiture of offshore wind energy structures business	33,273	—	—
Cash restructuring expenses	—	—	18,955
Adjusted EBITDA	$579,374	$448,864	$368,493

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

The calculation of this ratio is as follows:

Dollars in thousands	2022	2021	2020[1]
Interest-bearing debt	$877,975	$965,395	$766,326
Less: Cash and cash equivalents in excess of $50 million	135,406	127,232	350,726
Net indebtedness	742,569	838,163	415,600
Adjusted EBITDA	579,374	448,864	368,493
Leverage Ratio	1.28	1.87	1.13

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

1 Calculated in accordance with the terms of the credit facility as in effect on December 25, 2021.

MARKET RISK

Changes in Prices

Certain key materials we use are commodities traded in worldwide markets and are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc, and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs and the costs of steel‑making inputs. Steel is most significant for our TD&S product line where the cost of steel has been approximately 50% of the net sales, on average. In 2018, we began using steel hot rolled coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected net sales in this product line by approximately $95 million for the year ended December 31, 2022.

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

Risk Management

Market Risk—The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates, and commodity prices. At times, we utilize derivative financial instruments to hedge these exposures, but we do not use derivatives for trading purposes.

Interest Rates—Our interest‑bearing debt at December 31, 2022 was primarily fixed rate debt and borrowings on our revolving credit facility. Our notes payable, revolving credit facility, and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in 2022 and 2021 by approximately $0.8 million and $0.4 million, respectively. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings by approximately $0.2 million in both 2022 and 2021.

Foreign Exchange—Exposures to transactions denominated in a currency other than the entity’s functional currency are not material and, therefore, the potential exchange losses in future earnings, fair value, and cash flows from these transactions are not material. The Company is also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. At December 31, 2022, the Company had one outstanding fixed-for-fixed cross currency swap (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Euro denominated payments. The CCS was entered into in 2019 in order to mitigate foreign currency risk on the Company’s Euro investments and to reduce interest expense. The notional amount of the Euro CCS is $80.0 million and matures in 2024. In 2019, the Company entered into a fixed-for-fixed CCS, swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due 2044 for Danish krone (“DKK”) denominated payments. The DKK CCS, which qualified as net investment hedges, were settled in 2022 with the Company receiving $3.5 million. Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $11.2 million in 2022 and $13.6 million in 2021.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments (as discussed above) where appropriate. The following table indicates the change in the recorded value of our most significant investments at year-end assuming a hypothetical 10% change in the value of the U.S. dollar.

	2022	2021

	(in millions)
Australian dollar	$4.3	$11.6
Euro	8.6	8.6
Danish krone	—	2.4
Chinese renminbi	6.0	6.2
Canadian dollar	3.8	3.6
U.K. pound	17.5	16.8
Brazilian real	11.8	4.5

Commodity risk—Steel hot rolled coil is a significant commodity input used by each of our segments in the manufacture of our products, with the exception of the Coatings product line. Steel prices are volatile and we may utilize derivative instruments to mitigate commodity price risk on fixed price orders. In 2021 and 2022, the Company entered into steel hot rolled coil forward contracts which qualified as a cash flow hedge of the variability in the cash flows attributable to future steel purchases. As of December 31, 2022, we had open forward contracts with a notional amount of $9.8 million for the total purchase of 10,300 short tons from January 2023 to March 2023.

Natural gas is a significant commodity used in our factories, especially in our Coatings product line galvanizing operations, where natural gas is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile and we mitigate some of this volatility through the use of derivative commodity instruments. Our current policy is to manage this commodity price risk for 0 to 75% of our U.S. natural gas requirements for the upcoming 6 to 18 months through the purchase of natural gas swaps based on NYMEX futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. As of December 31, 2022, we have open natural gas swaps with a notional value of $7.0 million for 1,230,000 MMBtu.

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

Depreciation, Amortization, and Impairment of Long-Lived Assets

Our long-lived assets consist primarily of property, plant, and equipment, right-of-use (lease) assets, and goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant, and equipment and certain intangible assets ranging from 3 to 40 years. A pre-tax $27.9 million impairment of the long-lived assets (customer relationship intangible asset, trade name, and property, plant, and equipment) was recognized in fiscal year 2021.

We identified thirteen reporting units for purposes of evaluating goodwill and we annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. For twelve of the reporting units, we estimate the value of the reporting units using after-tax cash flows from operations (less capital expenses) discounted to present value ("discounted cash flows"). The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. We also use sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the reporting units. For our solar tracking structure reporting unit, we project meaningful annual revenue growth for the foreseeable future due to strong market conditions. Therefore, we valued this reporting unit using a blend of both the discounted cash flows and a market approach. The market valuation approach estimates the value for this reporting unit using a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). We analyze EBITDA multiples for other industrial companies with similar product lines in determining what to use in the model. The key assumption in the market approach analysis is the selection of industrial companies with similar product lines and forecasted EBITDA.

For both the 2022 and 2021 annual impairment tests, the estimated fair value of all of our reporting units exceeded their respective carrying value, so no goodwill was impaired in 2022 or 2021. A $12.6 million impairment of our access systems reporting unit was recognized as a result of an interim impairment test in 2020.

If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. We continue to monitor changes in the global economy that could impact future operating results of its reporting units. If such conditions arise, we will test a given reporting unit for impairment prior to the annual test. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

We performed our annual impairment test of all trade names in the third quarter of 2022 and determined none were impaired. We recognized an impairment of approximately $2 million of the Valmont SM trade name during fiscal year 2021.

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

At December 31, 2022, we had approximately $67.2 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $43.4 million, including $7.1 million in valuation allowances related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. Also, we consider the earnings in our greater than 50% owned non-U.S. subsidiaries to not be indefinitely reinvested and, accordingly, we have a deferred tax liability of $3.0 million related to these unremitted foreign earnings for future taxes that will be incurred when cash is repatriated.

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

We evaluate our critical assumptions at least annually. Key assumptions are based on the following factors:

●	Discount rate is based on the yields available on AA-rated corporate bonds with durational periods similar to that of the pension liabilities.
●	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions. Most of the assets in the pension plan are invested in corporate bonds, the expected return of which are estimated based on the yield available on AA rated corporate bonds. The long-term expected returns on equities are based on historic performance over the long-term.
●	Inflation is based on the estimated change in the consumer price index (“CPI”) or the retail price index (“RPI”), depending on the relevant plan provisions.

The discount rate used to measure the defined benefit obligation was 4.80% at December 31, 2022. The following tables present the key assumptions in the measurement of the pension benefit for 2023 and the estimated impact relative to a change in those assumptions for 2023:

Assumptions	Pension
Discount rate	4.80%
Expected return on plan assets	4.85%
Inflation - CPI	2.35%
Inflation - RPI	3.25%

Decrease
in Pension
Assumptions In Millions of Dollars	Benefit
0.25% increase in discount rate	$0.4
0.25% decrease in expected return on plan assets	$1.3
0.25% increase in inflation	$1.0

Revenue Recognition

We determine the appropriate revenue recognition for our contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. We have no contracts with customers, under any product line, where we could earn variable consideration.

The following provides additional information about our contracts with transmission, distribution, and substation structures (“TD&S”) and certain telecommunication structures customers, where the revenue recognition is over time, the judgments we make in accounting for those contracts, and the resulting amounts recognized in our financial statements.

Accounting for utility structures and telecommunication monopole contracts: TD&S and telecommunication monopole structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to us. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We also have certain telecommunication structures customers’ contracts where we do not have the right to payment for work performed. In those instances, we recognize revenue at a point in time which is time of shipment of the structure.

The selection of the method to measure progress towards completion requires judgment. For our steel and concrete utility and wireless communication structure product lines, we recognize revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold and gross profit. Our enterprise resource planning (“ERP”) system captures the total costs incurred to-date and the total production hours, both incurred to-date and forecast to complete. The recently divested offshore wind energy structures business also recognized revenue using an inputs method, based on the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

We also have a few TD&S customer orders in a fiscal year that require one to three years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore wind energy structures business prior to its divestiture in 2022, we updated the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current period may reflect adjustments for amounts that had been previously recognized. During fiscal 2022, 2021, and 2020, there were no changes to inputs or estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the year. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required is included under the captioned paragraph, “MARKET RISK” on page 34 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity, for each of the fiscal years in the three-year period ended December 31, 2022, and the related notes listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified goodwill for certain reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value and the difference between the fair values and the carrying values of certain reporting units as of August 27, 2022. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows, selection of industrial companies with similar product lines and forecasted EBITDA, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for certain reporting units included the following, among others:

1.	We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows, selection of industrial companies with similar product lines and forecasted EBITDA, and discount rates.
2.	We evaluated management’s ability to accurately forecast cash flows by comparing actual results to management’s historical forecasts.
3.	We evaluated the reasonableness of management’s projected cash flows by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, (3) industry reports and (4) information included in Company press releases to analysts and investors.
4.	With the assistance of our fair value specialists, we evaluated the discount rates, by testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
5.	With the assistance of our fair value specialists, we evaluated the selection of industrial companies with similar product lines and forecasted EBITDA and tested the underlying source information and mathematical accuracy of the calculations.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2023

We have served as the Company’s auditor since 1996.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

	2022	2021	2020
Product sales	$3,955,320	$3,159,605	$2,594,855
Services sales	389,930	341,970	300,500
Net sales	4,345,250	3,501,575	2,895,355
Product cost of sales	2,958,208	2,395,630	1,936,024
Services cost of sales	260,818	222,056	193,817
Total cost of sales	3,219,026	2,617,686	2,129,841
Gross profit	1,126,224	883,889	765,514
Selling, general, and administrative expenses	692,975	590,608	522,923
Impairment of goodwill and intangible assets	—	6,496	16,638
Operating income	433,249	286,785	225,953
Other income (expenses):
Interest expense	(47,534)	(42,612)	(41,075)
Interest income	2,015	1,192	2,374
Gain (loss) on investments - unrealized	(3,374)	1,920	2,443
Loss from divestiture of offshore wind energy structures business	(33,273)	—	—
Other	12,805	12,798	3,073
	(69,361)	(26,702)	(33,185)
Earnings before income taxes	363,888	260,083	192,768
Income tax expense:
Current	109,912	61,343	51,012
Deferred	(1,225)	71	(1,397)
	108,687	61,414	49,615
Earnings before equity in earnings of nonconsolidated subsidiaries	255,201	198,669	143,153
Equity in loss of nonconsolidated subsidiaries	(950)	(944)	(1,004)
Net earnings	254,251	197,725	142,149
Less: Earnings attributable to noncontrolling interests	(3,388)	(2,095)	(1,456)
Net earnings attributable to Valmont Industries, Inc.	$250,863	$195,630	$140,693
Earnings per share:
Basic	$11.77	$9.23	$6.60
Diluted	$11.62	$9.10	$6.57

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three-year period ended December 31, 2022

(Dollars in thousands)

	2022	2021	2020
Net earnings	$254,251	$197,725	$142,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gains (losses)	(44,741)	(31,405)	21,483
Realized loss on offshore wind energy structures business recorded in other expense	25,977	—	—
	$(18,764)	$(31,405)	$21,483
Gain (loss) on hedging activities:
Commodity hedges	(2,352)	20,019	—
Realized (gain) loss on commodity hedges recorded in earnings	5,212	(25,821)	—
Unrealized gain (loss) on cross currency swaps	5,146	6,093	(5,751)
Unrealized gain on net investment hedges, net of tax expense of $2,428 in 2020	—	—	7,289
Realized (gain) on offshore wind energy structures business cross currency swap, net of tax expense of $1,207 in 2022	(3,620)	—	—
Cash flow hedges	—	—	1,598
Realized gain on cash flow hedges recorded in earnings	—	—	(1,598)
Amortization cost included in interest expense	(64)	(64)	(64)
	4,322	227	1,474
Net gain (loss) on defined benefit pension plan, net of tax expense (benefit) of $(606) in 2022, $25,736 in 2021, $(4,183) in 2020	1,345	76,718	(17,349)
Other comprehensive income (loss)	(13,097)	45,540	5,608
Comprehensive income	241,154	243,265	147,757
Comprehensive income attributable to noncontrolling interests	(2,073)	(976)	(3,428)
Comprehensive income attributable to Valmont Industries, Inc.	$239,081	$242,289	$144,329

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and December 25, 2021

(Dollars in thousands, except shares and per share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$185,406	$177,232
Receivables, less allowance of $20,890 in 2022 and $18,050 in 2021	604,181	571,593
Inventories	728,762	728,834
Contract assets	174,539	142,643
Prepaid expenses and other assets	87,697	83,646
Refundable income taxes	—	8,815
Total current assets	1,780,585	1,712,763
Property, plant, and equipment, at cost	1,433,151	1,422,101
Less accumulated depreciation and amortization	837,573	823,496
Net property, plant and equipment	595,578	598,605
Goodwill	739,861	708,566
Other intangible assets, net	176,615	175,364
Defined pension benefit asset	24,216	—
Other assets	240,141	251,951
Total assets	$3,556,996	$3,447,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,194	$4,884
Notes payable to banks	5,846	13,439
Accounts payable	360,312	347,841
Accrued employee compensation and benefits	124,355	144,559
Contract liabilities	172,915	135,746
Other accrued expenses	123,965	108,771
Income taxes payable	3,664	—
Dividends payable	11,742	10,616
Total current liabilities	803,993	765,856
Deferred income taxes	41,091	47,849
Long-term debt, excluding current installments	870,935	947,072
Operating lease liabilities	155,469	147,759
Deferred compensation	30,316	35,373
Other noncurrent liabilities	13,480	89,743
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Additional paid-in capital	—	1,479
Retained earnings	2,593,039	2,394,307
Accumulated other comprehensive loss	(274,909)	(263,127)
Cost of treasury stock, common shares of 6,549,833 in 2022 and 6,619,860 in 2021	(765,183)	(773,712)
Total Valmont Industries, Inc. shareholders’ equity	1,580,847	1,386,847
Noncontrolling interest in consolidated subsidiaries	60,865	26,750
Total shareholders’ equity	1,641,712	1,413,597
Total liabilities and shareholders’ equity	$3,556,996	$3,447,249

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-year period ended December 31, 2022 (Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$254,251	$197,725	$142,149
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	97,167	92,577	82,892
Noncash loss on trading securities	—	—	39
Contribution to defined benefit pension plan	(17,155)	(1,924)	(35,399)
Impairment of long-lived assets	—	27,911	20,389
Loss on sale of offshore wind energy structures business	33,273	—	—
Stock-based compensation	41,850	28,720	14,874
Defined benefit pension plan benefit	(10,087)	(14,567)	(7,311)
Loss (gain) on sale of property, plant and equipment	237	(961)	60
Equity in loss in nonconsolidated subsidiaries	950	944	1,004
Deferred income taxes	(1,225)	71	(1,397)
Changes in assets and liabilities:
Receivables	(74,163)	(69,275)	(24,403)
Inventories	(3,429)	(289,942)	(21,888)
Prepaid expenses and other assets (current and non-current)	26,625	(36,066)	(10,633)
Contract assets	(53,008)	(21,579)	19,835
Accounts payable	36,990	89,418	33,044
Accrued expenses	624	30,556	52,548
Contract liabilities	(567)	6,589	12,072
Other noncurrent liabilities	(16,904)	20,181	46,712
Income taxes payable / refundable	10,836	5,560	(8,293)
Net cash flows from operating activities	326,265	65,938	316,294
Cash flows from investing activities:
Purchase of property, plant, and equipment	(93,288)	(107,790)	(106,700)
Proceeds from sale of assets	1,582	1,745	10,860
Acquisitions, net of cash acquired	(39,287)	(312,500)	(15,862)
Proceeds from settlement of net investment hedge	—	—	11,983
Investments in nonconsolidated subsidiaries	—	—	(1,283)
Other, net	(1,087)	1,237	(3,027)
Net cash flows from investing activities	(132,080)	(417,308)	(104,029)
Cash flows from financing activities:
Proceeds from short-term borrowings	9,665	5,821	20,990
Payments on short-term borrowings	(17,242)	(26,062)	(7,946)
Proceeds from long-term borrowings	253,999	312,485	88,872
Principal payments on long-term borrowings	(336,403)	(91,313)	(121,665)
Proceeds from settlement of financial derivatives	3,532	—	—
Debt issuance costs	—	(2,267)	—
Dividends paid	(45,813)	(41,412)	(36,930)
Dividends to noncontrolling interest	(714)	—	(5,642)
Purchase of noncontrolling interests	(7,338)	—	(59,416)
Purchase of treasury shares	(40,474)	(26,100)	(56,491)
Proceeds from exercises under stock plans	16,849	23,895	18,961
Purchase of common treasury shares—stock plan exercises	(17,966)	(21,547)	(14,489)
Net cash flows from financing activities	(181,905)	133,500	(173,756)
Effect of exchange rate changes on cash and cash equivalents	(4,106)	(5,624)	8,675
Net change in cash and cash equivalents	8,174	(223,494)	47,184
Cash and cash equivalents—beginning of year	177,232	400,726	353,542
Cash and cash equivalents—end of period	$185,406	$177,232	$400,726

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three-year period ended December 31, 2022

(Dollars in thousands, except shares and per share amounts)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance at December 28, 2019	$27,900	$—	$2,173,802	$(313,422)	$(743,942)	$45,407	$1,189,745
Net earnings	—	—	140,693	—	—	1,456	142,149
Other comprehensive income (loss)	—	—	—	3,636	—	1,972	5,608
Cash dividends declared ($1.80 per share)	—	—	(38,393)	—	—	—	(38,393)
Dividends to noncontrolling interests	—	—	—	—	—	(5,642)	(5,642)
Purchase of noncontrolling interest	—	—	(31,067)	—	—	(22,544)	(53,611)
Addition of noncontrolling interest	—	—	—	—	—	5,125	5,125
Purchase of treasury shares; 441,119 shares acquired	—	—	—	—	(56,491)	—	(56,491)
Stock plan exercises, 88,411 shares acquired	—	—	—	—	(14,489)	—	(14,489)
Stock options exercised; 147,014 shares issued	—	(6,335)	—	—	25,296	—	18,961
Stock option expense	—	2,628	—	—	—	—	2,628
Stock awards; 65,248 shares issued	—	4,042	—	—	8,204	—	12,246
Balance at December 26, 2020	27,900	335	2,245,035	(309,786)	(781,422)	25,774	1,207,836
Net earnings	—	—	195,630	—	—	2,095	197,725
Other comprehensive income (loss)	—	—	—	46,659	—	(1,119)	45,540
Cash dividends declared ($2.00 per share)	—	—	(42,472)	—	—	—	(42,472)
Purchase of treasury shares; 111,833 shares acquired	—	—	—	—	(26,100)	—	(26,100)
Stock plan exercises; 90,292 shares acquired	—	—	—	—	(21,547)	—	(21,547)
Stock options exercised; 169,908 shares issued	—	(15,357)	(3,886)	—	43,138	—	23,895
Stock option expense	—	2,538	—	—	—	—	2,538
Stock awards; 88,395 shares issued	—	13,963	—	—	12,219	—	26,182
Balance at December 25, 2021	27,900	1,479	2,394,307	(263,127)	(773,712)	26,750	1,413,597
Net earnings	—	—	250,863	—	—	3,388	254,251
Other comprehensive loss	—	—	—	(11,782)	—	(1,315)	(13,097)
Cash dividends declared ($2.20 per share)	—	—	(46,939)	—	—	—	(46,939)
Dividends to noncontrolling interests	—	—	—	—	—	(714)	(714)
Addition of noncontrolling interest	—	—	—	—	—	41,693	41,693
Reduction of noncontrolling interest	—	1,599	—	—	—	(8,937)	(7,338)
Purchase of treasury shares; 137,612 shares acquired	—	—	—	—	(40,474)	—	(40,474)
Stock plan exercises; 60,599 shares acquired	—	—	—	—	(17,966)	—	(17,966)
Stock options exercised; 121,163 shares issued	—	(17,754)	(5,192)	—	39,795	—	16,849
Stock option expense	—	3,120	—	—	—	—	3,120
Stock awards; 147,075 shares issued	—	11,556	—	—	27,174	—	38,730
Balance at December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$60,865	$1,641,712

See accompanying notes to consolidated financial statements.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Valmont Industries, Inc. and its wholly and majority‑owned subsidiaries (the “Company”). Investments in 20% to 50% owned affiliates and joint ventures are accounted for by the equity method. Investments in less than 20% owned affiliates are accounted for by the cost method. All intercompany items have been eliminated.

Cash Overdrafts

Cash book overdrafts totaling $25,075 and $19,670 were classified as accounts payable at December 31, 2022 and December 25, 2021, respectively. The Company’s policy is to report the change in book overdrafts as an operating activity in the Consolidated Statements of Cash Flows.

Change in Reportable Segments

During the first quarter of 2022, the Company’s Chief Executive Officer, as the chief operating decision maker, made changes to the Company’s management structure and began to manage the business, allocate resources, and evaluate performance under the new structure. As a result, the Company has realigned its reportable segment structure. All prior period segment information has been recast to reflect this change in reportable segments. Refer to Note 21 for additional information.

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and allocation of capital within the segment. Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, renewable energy, lighting, transportation, and telecommunications, and coatings services to preserve metal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities that was not more than 10% of consolidated sales, operating income, or assets. This includes the offshore wind energy structures business and is reported in the “Other” segment until its divestiture in 2022.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year with each year ending on the last Saturday in December. Accordingly, the Company’s fiscal year ended December 31, 2022 consisted of 53 weeks and the Company’s fiscal years ended December 25, 2021 and December 26, 2020 consisted of 52 weeks. The estimated impact on the Company's results of operations due to the extra week in fiscal year 2022 was additional net sales of approximately $80,800 and additional net earnings of approximately $5,300.

Accounts Receivable

Accounts receivable are reported on the balance sheet net of any allowance for doubtful accounts. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on age of the receivable, economic conditions and customer credit quality. As the Company’s international business has grown, the exposure to potential losses in international

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following table details the balances of the allowance for doubtful receivables and changes therein:

	Balance at	Charged to	Currency	Deductions	Balance at
	Beginning of	Profit and	Translation	from	Close of
For periods ended:	Period	Loss	Adjustment	Reserves	Period
December 31, 2022	$18,050	$4,237	$(522)	$(875)	$20,890
December 25, 2021	15,952	3,379	(339)	(942)	18,050
December 26, 2020	9,548	7,957	260	(1,813)	15,952

The Company sells trade accounts receivable at a discount under uncommitted trade accounts receivable sale programs to third party financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the financial institutions.

Transfers of accounts receivable are accounted for as sales and, accordingly, accounts receivables sold are excluded from “Receivables, less allowance” on the Consolidated Balance Sheets and cash proceeds are reflected in “Cash flows from operating activities” on the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade accounts receivables sold and the cash received, or discount, is recorded in “Other” expenses on the Consolidated Statements of Earnings.

At December 31, 2022 and December 25, 2021, the Company sold trade accounts receivable of $100.0 million and $25.4 million, respectively. The fees associated with trade accounts receivables sold are immaterial.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Long-Lived Assets

Property, plant, and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements 15 to 40 years, machinery and equipment 3 to 12 years, transportation equipment 3 to 24 years, office furniture and equipment 3 to 7 years, and intangible assets 5 to 20 years. Depreciation expense in fiscal 2022, 2021, and 2020 was $73,938, $70,223, and $63,890, respectively.

An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. The Company recognized a pre-tax $27,900 impairment of long-lived assets (property, plant, and equipment, customer relationship intangible asset, and trade name) in 2021 when it determined that its offshore wind energy business reporting unit would not generate sufficient cash flows to recover the carrying values. An impairment test was required in November 2021 when the Company received clarifying information on the competitive environment of this reporting unit in Europe. Impairment losses were recorded in 2020 as facilities were closed and future plans for certain fixed assets changed in connection with the Company’s restructuring plans.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

The Company evaluates its reporting units for impairment of goodwill during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value (“discounted cash flows”). For the solar tracking reporting unit, the Company valued this reporting unit using a blend of the discounted cash flows and multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) approach. Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing, using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or an indefinite‑lived intangible asset change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions, and other indicators of potential impairment. See footnote 8 for details of impairments recognized during 2021.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Leases

The Company's operating leases are included in “Other assets” and “Operating lease liabilities” in the Consolidated Balance Sheets.

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

Warranties

The Company’s provision for product warranty reflects management’s best estimate of probable liability under its product warranties. Estimated future warranty costs are recorded at the time a sale is recognized. Future warranty liability is determined based on applying historical claim rate experience to units sold that are still within the warranty period. In addition, the Company records provisions for known warranty claims.

Pension Benefits

Certain expenses are incurred in connection with a defined benefit pension plan. In order to measure expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock.

Fair Value

The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Derivative Instruments

The Company may enter into derivative financial instruments to manage risk associated with fluctuation in interest rates, foreign currency rates, or commodities. Where applicable, the Company may elect to account for such derivatives as either a cash flow, fair value, or net investment hedge.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings, currency translation adjustments, certain derivative-related activity, and changes in net actuarial gains / losses from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign			Accumulated
	Currency		Defined	Other
	Translation	Hedging	Benefit	Comprehensive
	Adjustments	Activities	Pension Plan	Income (Loss)
Balance at December 25, 2021	$(243,350)	$15,777	$(35,554)	$(263,127)
Current period comprehensive income (loss)	(43,426)	7,942	1,345	(34,139)
Divestiture of offshore wind energy structures business	25,977	(3,620)	—	22,357
Balance at December 31, 2022	$(260,799)	$20,099	$(34,209)	$(274,909)

Revenue Recognition

The Company determines the appropriate revenue recognition for contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as product sales when the performance obligation is related to the manufacturing of goods. Contract revenues are classified as service sales when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings and Technology Products and Services product lines.

Customer acceptance provisions exist primarily in the design stage of products (on a limited basis, the Company may agree to other acceptance terms), and acceptance of the design by the customer is required before the project is manufactured and delivered to the customer. The Company is not entitled to any compensation solely based on design of the product and does not recognize this service as a separate performance obligation and, therefore, no revenue is recognized with the design stage. No general rights of return exist for customers once the product has been delivered and the Company establishes provisions for estimated warranties. The Company does not sell extended warranties for any of its products.

Shipping and handling costs associated with sales are recorded as costs of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the transmission, distribution, and substation structures ("TD&S") product line, the renewable energy product line, and the telecommunication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services.

The Company’s contract assets as of December 31, 2022 and December 25, 2021 totaled $174,539 and $142,643, respectively.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer’s specified location, certain customers are also invoiced by advanced billings or progress billings. At December 31, 2022 and December 25, 2021, total contract liabilities were $178,531 and $213,203, respectively. At December 31, 2022, $172,915 was recorded as contract liabilities and $5,616 was recorded as other noncurrent liabilities on the consolidated balance sheets. Additional details are as follows:

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

●	During the fiscal year ended December 31, 2022 and December 25, 2021, the Company recognized $96,373 and $105,406 of revenue that was included in the total contract liability as of December 25, 2021 and December 26, 2020, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	At December 31, 2022, the Company had $11,080 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete utility structures within the TD&S product lines are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For the TD&S and telecommunication structure product lines, the Company generally recognizes revenue on an inputs basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from renewable energy is recognized both upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

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

Agriculture Segment

Revenue recognition from the manufacture of irrigation equipment and related parts and services (including tubular products for industrial customers) is generally upon shipment of the goods to the customer which is the same point in time that the customer is billed. The remote monitoring subscription services recognized as part of technology services product line are primarily billed annually and revenue is recognized on a straight-line basis over the subsequent twelve months (contract terms).

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Disaggregation of revenue by product line is disclosed in the “Business Segments” footnote. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal years ended December 31, 2022 and December 25, 2021 is as follows:

	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
	Point in	Over	Point in	Over	Point in	Over
	Time	Time	Time	Time	Time	Time
Infrastructure	$1,687,458	$1,222,288	$1,388,297	$973,227	$1,296,497	$838,703
Agriculture	1,307,681	27,604	996,278	20,772	624,831	15,261
Other	—	100,219	—	123,001	—	120,063
Total	$2,995,139	$1,350,111	$2,384,575	$1,117,000	$1,921,328	$974,027

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Equity Method Investments

The Company has equity method investments in non-consolidated subsidiaries which are recorded within “Other assets” on the Consolidated Balance Sheets.

Treasury Stock

Repurchased shares are recorded as “Cost of treasury stock” and result in a reduction of “Shareholders’ equity.” When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to “Additional paid-in capital”.

In May 2014, the Company announced a capital allocation philosophy which covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company’s outstanding common stock with no stated expiration date. As of December 31, 2022, the Company has acquired 6,613,018 shares for approximately $918,600 under this share repurchase program. Subsequent to year end, on February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400,000, with no stated expiration date.

Research and Development

Research and development costs are charged to operations in the year incurred. These costs are a component of “Selling, general, and administrative expenses” on the Consolidated Statements of Earnings. Research and development expenses were approximately $46,000 in 2022, $37,000 in 2021, and $21,400 in 2020.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2020-04 (ASU 2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. This guidance was able to be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06). ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As the Company no longer has any LIBOR based contracts, ASU 2020-04 and ASU 2022-06 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In September 2022, the FASB issued Accounting Standards Update No. 2022-04 (ASU 2022-04), Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires all buyers that use supplier finance programs to enhance the transparency of such programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing, and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet, and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. Early adoption is permitted. The new guidance will have no effect on the Company’s results of operations as the changes are primarily disclosure related. The Company intends to adopt the new standard in 2023 with enhanced disclosure where required.

(2) ACQUISITIONS

Acquisitions of Businesses

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired) and subject to working capital adjustments. Approximately $1,850 of the purchase price is contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado, and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into the Company’s advanced infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company expects to finalize the purchase price allocation early in the first quarter of 2023.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of ConcealFab as of the date of acquisition:

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

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

On May 12, 2021, the Company acquired the outstanding shares of Prospera Technologies, Ltd. ("Prospera"), an artificial intelligence company focused on machine learning and computer vision in agriculture, for $300,000 in cash (net of cash acquired). The acquisition of Prospera, located in Tel Aviv, Israel, was made to allow the Company to accelerate innovation with machine learning for agronomy and is reported in the Agriculture segment. Goodwill is not deductible for tax purposes, the trade name will be amortized over seven years, and the developed technology asset will be amortized over five years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the fourth quarter of 2021.

(2) ACQUISITIONS – CONTINUED

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

On April 20, 2021 the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties. The acquisition of PivoTrac, located in Texas, was made to allow the Company to advance its technology strategy and increase its number of connected agricultural devices and is reported in the Agriculture segment. The fair values assigned were $10,800 for goodwill, $2,627 for customer relationships, and the remainder is net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over eight years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the second quarter of 2022.

On May 29, 2020, the Company acquired 55% of Energia Solar do Brasil ("Solbras") for $4,308. Approximately $646 of the purchase price was contingent on seller representations and warranties and was settled for the full amount in the second quarter of 2021. Solbras is a leading provider of solar energy solutions for agriculture. In the purchase price allocation, goodwill of $3,341 and customer relationships of $3,718 were recorded and the remainder to net working capital. Goodwill is not deductible for tax purposes and the customer relationship will be amortized over eight years. The acquisition of Solbras, located in Brazil, was made to allow the Company to expand its product offerings in the Agriculture segment to include not only pivots, but also a sustainable and low-cost energy source to provide electricity to the units. The Company finalized the purchase price allocation in the fourth quarter of 2020.

On March 6, 2020, the Company acquired 75% of KC Utility Packaging, LLC for $4,200. Approximately $400 of the purchase price was contingent on seller representations and warranties and was settled for the full amount in the first quarter of 2021. The Company name was subsequently changed to Valmont Substations, LLC. The acquisition was made to expand the Company’s utility substation product offering. In the purchase price allocation, goodwill of $1,100, customer relationships of $4,000, and other intangibles of $500 were recorded. The Company finalized the purchase price allocation in the fourth quarter of 2020.

Proforma disclosures were omitted for these acquisitions as they do not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisitions were insignificant for all years presented.

Acquisitions of Noncontrolling Interests

In August 2022, the Company acquired the remaining 9% of Convert Italia S.p.A. for $3,046. As this transaction was for the acquisition of all remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

In May 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering, Ltd. for $4,292. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Consolidated Statements of Cash Flows.

(2) ACQUISITIONS – CONTINUED

In February 2020, the Company acquired the remaining 49% of AgSense that it did not own for $43,983, which includes a holdback payment of $2,200 that was made in the second quarter of 2020. The accounting for owning 100% of AgSense resulted in the recognition of a deferred tax asset of approximately $7,700.

In December 2020, the Company acquired the remaining 40% of Torrent Engineering and Equipment that it did not own for $3,500. In the first quarter of 2020, the Company acquired 16% of the remaining 25% that it did not own of Convert Italia S.p.A. for a cash payment of $11,750. The purchase agreement also settled the escrow funds which the Company had paid at date of acquisition.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(3) DIVESTITURES

On November 30, 2022, the Company completed the sale of Valmont SM, the offshore wind energy structures business in Denmark, reported in the Other segment. The business was sold because it did not align with the long-term strategic plans for the Company. The offshore wind energy structures business’ historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation.

The offshore wind energy structures business had operating income of $2,259 for the year ended December 31, 2022, and an operating loss of $40,192 (inclusive of a $27,900 impairment of long-lived assets) for the year ended December 25, 2021. The Company received Danish Krone 90,000 (U.S. $12,570) at closing with an additional Danish Krone 28,000 (U.S. $4,027) held in an escrow account subject to normal closing conditions before it will be released to the Company.

The assets and liabilities of the offshore wind energy structures business at closing on November 30, 2022 were as follows:

Cash and cash equivalents	$12,420
Receivables, net	35,407
Inventories	1,144
Contract assets	19,127
Prepaid expenses and other assets	1,852
Net property, plant, and equipment	12,915
Intangible assets	5,579
Other assets	1,103
Total assets	$89,547

Accounts payable	$23,611
Contract liabilities	34,814
Accrued expenses	4,737
Deferred income taxes	1,375
Total liabilities	$64,537

Net assets	$25,010

The pre-tax loss from divestiture is reported in “Other income (expenses)”. The loss is comprised of the proceeds and an asset recognized for the escrow funds not yet released from buyer, less deal-related costs and the net assets of the business, which resulted in a loss of $12,123. In addition to this amount is a $21,150 realized loss on foreign exchange translation adjustments and net investment hedges previously reported in shareholders’ equity.

Pre-tax loss from divestitures, before recognition of currency translation loss	$12,123
Recognition of cumulative currency translation loss and hedges (reclassified from OCI)	21,150
Net pre-tax loss from divestiture of offshore wind energy structures business	$33,273

The transaction did not result in a taxable capital loss.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(4) RESTRUCTURING ACTIVITIES

During 2020, the Company executed certain regional restructuring activities (the "2020 Plan") and a U.S. specific early retirement program. The 2020 Plan included the closure of one U.S. galvanizing facility. All 2020 restructuring activities were completed by December 26, 2020. The Company recorded the following pre-tax expenses:

	Infrastructure	Agriculture	Other	Corporate	Total
Severance	$1,139	$—	$—	$—	$1,139
Other cash restructuring expenses	1,847	—	—	—	1,847
Impairments of fixed assets/net loss on disposals	3,751	—	—	—	3,751
Total cost of sales	6,737	—	—	—	6,737

Severance	7,873	2,968	1,192	1,761	13,794
Other cash restructuring expenses	1,852	—	79	244	2,175
Impairments of assets / net loss on disposals	349	—	94	—	443
Total selling, general and administrative expenses	10,074	2,968	1,365	2,005	16,412
Consolidated total	$16,811	$2,968	$1,365	$2,005	$23,149

(5) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fifty-three weeks ended December 31, 2022 and the fifty-two weeks ended December 25, 2021 and December 26, 2020 were as follows:

	2022	2021	2020
Interest	$46,653	$41,159	$40,209
Income taxes	93,109	60,366	54,801

The sale of the offshore wind energy structures business in 2022 included a hold back receivable contingent on normal closing conditions that is expected to be resolved in the first half of 2023. The acquisitions in 2020 included hold back payments contingent on seller representations and warranties of $1,046. The 2020 hold back payments were released from a trust in the first half of 2021 and the 2019 hold back payments were paid in the first quarter of 2020 and are shown as an investing use of cash in the acquisitions line item of the Consolidated Statements of Cash Flows.

(6) INVENTORIES

Inventories consisted of the following at December 31, 2022 and December 25, 2021:

	December 31,	December 25,
	2022	2021
Raw materials and purchased parts	$258,814	$278,107
Work-in-process	44,453	63,628
Finished goods and manufactured goods	425,495	387,099
	$728,762	$728,834

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(7) PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, consist of the following:

	2022	2021
Land and improvements	$113,188	$112,236
Buildings and improvements	390,435	413,884
Machinery and equipment	721,223	672,319
Transportation equipment	30,610	27,020
Office furniture and equipment	128,922	117,757
Construction in progress	48,773	78,885
	$1,433,151	$1,422,101

(8) GOODWILL AND INTANGIBLE ASSETS

Amortized Intangible Assets

The components of amortized intangible assets at December 31, 2022 and December 25, 2021 were as follows:

	December 31, 2022
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$222,716	$145,502	13 years
Patents & Proprietary Technology	58,404	21,291	9 years
Trade Name	2,850	645	7 years
Other	2,462	2,164	5 years
	$286,432	$169,602

	December 25, 2021
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$224,597	$160,626	13 years
Patents & Proprietary Technology	58,699	13,955	9 years
Trade Name	2,850	183	7 years
Other	4,534	3,959	6 years
	$290,680	$178,723

Amortization expense for intangible assets was $22,120, $21,320, and $18,147 for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. During the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the offshore wind energy structures business. As a result, an impairment charge of approximately $4,483 was recognized against the remaining net book value of the related customer relationships.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Estimated annual amortization expense related to finite‑lived intangible assets is as follows:

Estimated
Amortization
Expense
2023	$20,825
2024	18,888
2025	17,454
2026	12,933
2027	9,695

The useful lives assigned to finite‑lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset, and the Company’s expected use of the intangible asset.

Non-Amortized Intangible Assets

Intangible assets with indefinite lives are not amortized. The carrying values of these trade names at December 31, 2022 and December 25, 2021 were as follows:

	December 31,	December 25,	Year
	2022	2021	Acquired
Newmark	$11,111	$11,111	2004
Convert Italia S.p.A.	8,024	8,479	2018
Webforge	7,107	7,877	2010
Ingal EPS / Ingal Civil Products	6,891	7,637	2010
Valmont SM	—	6,082	2014
ConcealFab	5,000	—	2022
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Other	14,152	14,721	Various
	$59,785	$63,407

In its determination of these intangible assets as indefinite‑lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological, and competitive factors that may impact the useful life or value of the intangible asset, and the expected costs to maintain the value of the intangible asset. The Company expects that these intangible assets will maintain their value indefinitely. Accordingly, these assets are not amortized.

Indefinite-lived intangibles, although not amortized, are still subject to annual impairment assessments, and interim date assessments should events arise that suggest their value may be diminished. The Company’s trade names were tested for impairment as of August 27, 2022. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired. During the fourth quarter of fiscal year 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the offshore wind energy structures business. As a result, an impairment charge of approximately $2,013 was recognized against the related trade name. In conjunction with an interim second quarter 2020 goodwill impairment test, impairment indicators were noted for the Webforge and Locker trade names requiring an interim impairment test. As a result, an impairment charge of approximately $3,900 was recognized against these two trade names in fiscal year 2020.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Goodwill

The carrying amount of goodwill by segment as of December 31, 2022 and December 25, 2021 was as follows:

	Infrastructure	Agriculture	Other	Total
Gross balance at December 25, 2021	$442,521	$313,512	$14,355	$770,388
Accumulated impairment losses	(47,467)	—	(14,355)	(61,822)
Balance at December 25, 2021	395,054	313,512	—	$708,566
Acquisitions	42,465	—	—	42,465
Foreign currency translation	(11,435)	265	—	(11,170)
Balance at December 31, 2022	$426,084	$313,777	$—	$739,861

	Infrastructure	Agriculture	Other	Total
Gross balance at December 26, 2020	$447,612	$30,177	$14,355	$492,144
Accumulated impairment losses	(47,467)	—	(14,355)	(61,822)
Balance at December 26, 2020	400,145	30,177	—	430,322
Acquisitions	—	284,253	—	284,253
Foreign currency translation	(5,091)	(918)	—	(6,009)
Balance at December 25, 2021	$395,054	$313,512	$—	$708,566

The Company’s annual impairment test of goodwill was performed as of August 27, 2022, using primarily the discounted cash flow method. The solar tracking structure reporting unit projects meaningful annual revenue growth for the foreseeable future due to strong market conditions. Therefore, the Company valued this reporting unit using a blend of both the discounted cash flows and a market approach. The market valuation approach estimates the terminal value for this reporting unit using a multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). During fiscal year 2022, no goodwill impairment was recorded.

(9) BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings totaling $125,034 available at December 31, 2022. As of December 31, 2022 and December 25, 2021, $5,846 and $13,439 was outstanding and recorded as notes payable to banks in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 6.52% at December 31, 2022. The unused and available borrowings under the lines of credit were $119,188 at December 31, 2022. The lines of credit can be modified at any time at the option of the banks. The Company pays no fees in connection with unused lines of credit.

(10) INCOME TAXES

Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries are as follows:

	2022	2021	2020
United States	$224,370	$202,051	$169,281
Foreign	139,518	58,032	23,487
	$363,888	$260,083	$192,768

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(10) INCOME TAXES – CONTINUED

Income tax expense (benefit) consists of:

	2022	2021	2020
Current:
Federal	$48,309	$30,031	$30,431
State	11,888	8,891	8,302
Foreign	48,273	20,644	12,730
	108,470	59,566	51,463
Non-current:	1,442	1,777	(451)
Deferred:
Federal	(7,544)	4,587	(6,086)
State	(1,973)	558	(822)
Foreign	8,292	(5,074)	5,511
	(1,225)	71	(1,397)
	$108,687	$61,414	$49,615

The reconciliations of the statutory federal income tax rate and the effective tax rate follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.3	2.9	3.5
Carryforwards, credits and changes in valuation allowances	1.0	1.5	(1.6)
Foreign jurisdictional tax rate differences	4.2	(0.1)	(1.7)
Changes in unrecognized tax benefits	0.3	0.7	0.2
Goodwill and intangible impairment	—	—	2.4
Loss on divestiture of offshore wind energy structures business	2.2	—	—
Other	(1.1)	(2.4)	1.9
	29.9%	23.6%	25.7%

Fiscal year 2022 includes $8,166 of tax expense related to the divestiture of the offshore wind energy structures business for which no benefit has been recorded. Fiscal year 2021 includes $1,894 of U.S. tax benefits related to foreign taxes paid offset by $5,102 of valuation allowance recorded against the offshore wind energy structures business deferred tax assets. Fiscal year 2020 includes $4,651 of tax expense related to non-tax deductible impairment of goodwill. Fiscal year 2020 also includes $1,100 of tax expense primarily related to restructuring charges for which no tax benefits have been recorded due to the increase in valuation allowance.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(10) INCOME TAXES – CONTINUED

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets/liabilities are as follows:

	2022	2021
Deferred income tax assets:
Accrued expenses and allowances	$33,577	$21,241
Tax credits and loss carryforwards	67,249	83,690
Defined benefit pension liability	—	134
Inventory allowances	7,912	2,818
Accrued compensation and benefits	24,398	24,302
Lease liabilities	40,709	41,128
Deferred compensation	16,308	10,893
Gross deferred income tax assets	190,153	184,206
Valuation allowance	(48,974)	(54,256)
Net deferred income tax assets	141,179	129,950
Deferred income tax liabilities:
Property, plant and equipment	45,300	37,686
Intangible assets	52,750	48,244
Defined benefit pension asset	6,054	—
Lease assets	40,708	41,128
Other deferred tax liabilities	4,941	5,041
Total deferred income tax liabilities	149,753	132,099
Net deferred income tax asset (liability)	$(8,574)	$(2,149)

Deferred income tax assets (liabilities) are presented as follows on the Consolidated Balance Sheets:

Balance Sheet Caption	2022	2021
Other assets	$32,517	$45,700
Deferred income taxes	(41,091)	(47,849)
Net deferred income tax asset (liability)	$(8,574)	$(2,149)

Management of the Company has reviewed recent operating results and projected future operating results. The Company’s belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent years and available tax planning strategies. At December 31, 2022 and December 25, 2021 respectively, there were $67,249 and $83,690 relating to tax credits and loss carryforwards.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will, more likely than not, be realized. During fiscal 2021, it was determined no longer more likely than not that the offshore wind energy structures business, based in Denmark, would generate future taxable income so a valuation allowance of $5,102 was recognized against their tax loss carryforwards. During fiscal year 2022, the offshore wind energy structures business was sold. Also in 2021, the Company recorded a valuation allowance of $6,472 against the tax attributes related to the acquisition of Prospera. The deferred tax assets at December 31, 2022 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting in 2023.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

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

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(10) INCOME TAXES – CONTINUED

The following summarizes the activity related to the unrecognized tax benefits in 2022 and 2021:

	2022	2021
Gross unrecognized tax benefits—beginning of year	$2,664	$1,864
Gross increases—tax positions in prior period	1,133	1,315
Gross decreases—tax positions in prior period	—	(6)
Gross increases—current‑period tax positions	523	240
Settlements with taxing authorities	(1,576)	—
Lapse of statute of limitations	(208)	(749)
Gross unrecognized tax benefits—end of year	$2,536	$2,664

There are approximately $1,141 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statute of limitations. The nature of these uncertain tax positions is generally the computation of a tax deduction or tax credit. During 2022, the Company recorded a reduction of its gross unrecognized tax benefit of $208 with $165 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. During 2021, the Company recorded a reduction of its gross unrecognized tax benefit of $749 with $592 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the United States. In addition to these amounts, there was an aggregate of $172 and $1,758 of interest and penalties at December 31, 2022 and December 25, 2021, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Earnings.

The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2019 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2,447 and $4,324 at December 31, 2022 and December 25, 2021, respectively.

(11) LONG-TERM DEBT

Long-term debt is as follows:

	December 31,	December 25,
	2022	2021
5.00% senior unsecured notes due 2044 (a)	$450,000	$450,000
5.25% senior unsecured notes due 2054 (b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a) (b)	(20,053)	(20,436)
Revolving credit agreement (c)	140,513	218,897
Other notes	3,587	5,684
Debt issuance costs	(6,918)	(7,189)
Long-term debt	872,129	951,956
Less: Current installments of long-term debt	1,194	4,884
Long-term debt, excluding current installments	$870,935	$947,072

(a)	The 5.00% senior unsecured notes due 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $12,820 at December 31, 2022. The notes bear interest at 5.000% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(b)	The 5.25% senior unsecured notes due 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,233 at December 31, 2022. The notes bear interest at 5.250% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(11) LONG-TERM DEBT – CONTINUED

(c)	On October 18, 2021, the Company along with its wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, entered into an amendment and restatement of the revolving credit agreement with the Company’s lenders. The maturity date of the revolving credit facility was extended to October 18, 2026. The credit facility provides for $800,000 of committed unsecured revolving credit loans with available borrowings thereunder to $400,000 in foreign currencies. The Company may increase the credit facility by up to an additional $300,000 at any time, subject to lenders increasing the amount of their commitments. The interest rate on the borrowings will be, at the Company’s option, either:
(i)	term SOFR (based on a 1-, 3-, or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.;
(ii)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a 1 month interest period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company’s senior, unsecured, debt published by Standard & Poor’s Rating Services and Mood’s Investors Service, Inc.; or

(iii)	daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Mood’s Investors Service, Inc.

At December 31, 2022, the Company had $140,513 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026, and contains a financial covenant that may limit additional borrowing capability under the agreement. At December 31, 2022, the Company had the ability to borrow $659,401 under this facility, after consideration of standby letters of credit of $162 associated with certain insurance obligations. The Company also maintains certain short-term bank lines of credit totaling $125,034, of which $119,188 was unused at December 31, 2022.

The revolving credit facility includes a financial leverage covenant. The Company was in compliance with this covenant at December 31, 2022. The minimum aggregate maturities of long-term debt for each of the five years following 2022 are: $1,194, $860, $679, $141,081, and $10.

The obligations arising under the 5.00% senior unsecured notes due 2044, the 5.25% senior unsecured notes due 2054, and the revolving credit facility are guaranteed by the Company and its wholly owned subsidiaries Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

(12) STOCK-BASED COMPENSATION

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At December 31, 2022, 1,722,643 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.

Under the stock option plans, the exercise price of each option equals the market price at the time of the grant. Options vest beginning on the first anniversary of the grant in equal amounts over three years or on the fifth anniversary of the grant. Expiration of grants is seven to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. The Company recorded $41,850, $28,720, and $14,874 of compensation expense (included in selling, general and administrative expenses) in the 2022, 2021, and 2020 fiscal years for all share-based compensation programs, respectively. The associated tax benefits recorded in the 2022, 2021, and 2020 fiscal years was $10,463, $7,180, and $3,719, respectively.

(12) STOCK-BASED COMPENSATION – CONTINUED

At December 31, 2022, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.37 years, was approximately $6,814. Compensation expense for stock options was $3,120 in 2022, $2,538 in 2021, and $2,628 in 2020.

The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made in 2022, 2021 and 2020 was estimated using the following assumptions:

	2022	2021	2020
Expected volatility	32.36%	33.01%	33.72%
Risk-free interest rate	3.75%	1.26%	0.43%
Expected life from vesting date	5.4 yrs	4.0 yrs	4.0 yrs
Dividend yield	1.10%	1.20%	1.24%

Following is a summary of the stock option activity during 2020, 2021 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2019	488,560	$133.13
Granted	66,231	168.80
Exercised	(147,014)	125.43
Forfeited	(8,212)	137.49
Outstanding at December 26, 2020	399,565	$141.79	4.88	$12,103
Options vested or expected to vest at December 26, 2020	389,633	$141.56	4.81	11,890
Options exercisable at December 26, 2020	254,498	$138.64	3.38	8,510

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

The weighted average per share fair value of options granted during 2020 was $45.49.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 26, 2020	399,565	$141.79
Granted	47,223	252.89
Exercised	(169,908)	135.76
Forfeited	(416)	132.84
Outstanding at December 25, 2021	276,464	$164.48	5.88	$22,586
Options vested or expected to vest at December 25, 2021	268,338	$163.42	5.80	22,188
Options exercisable at December 25, 2021	154,860	$142.15	4.00	15,896

The weighted average per share fair value of options granted during 2021 was $67.81.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(12) STOCK-BASED COMPENSATION – CONTINUED

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 25, 2021	276,464	$164.48
Granted	40,564	332.63
Exercised	(121,163)	139.89
Forfeited	(175)	104.47
Outstanding at December 31, 2022	195,690	$214.62	7.53	$22,644
Options vested or expected to vest at December 31, 2022	189,267	$212.69	7.48	22,261
Options exercisable at December 31, 2022	90,556	$172.08	6.40	14,276

The weighted average per share fair value of options granted during 2022 was $104.01.

In accordance with shareholder-approved plans, the Human Resource Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, performance based restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock or cash (as applicable) is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. All cash-settled restricted stock units are marked-to-market and presented within other accrued expenses and noncurrent liabilities in the Consolidated Balance Sheets. During fiscal 2022, 2021 and 2020, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

	2022	2021	2020
Restricted stock units granted	60,901	216,971	85,251
Weighted‑average per share price on grant date	$313.75	$236.28	$161.73
Recognized compensation expense	$22,664	$16,147	$9,081

During the second half of 2021, the Company granted 159,982 restricted stock units, worth $36,916, to certain employees of Prospera. These restricted stock units vest in equal installments over four years and require the employees to continue employment over those four years. As such, the related compensation expense will be incurred over the vesting period.

At December 31, 2022 the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 2.73 years, was approximately $50,422.

Performance-based restricted stock units (“PSU”) awards consist of shares of the Company’s stock which are payable upon the determination that the Company achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs granted in 2022 and 2021 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of the Company’s common stock on the date of grant. PSUs granted generally have a three years period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

During fiscal 2022, 2021 and 2020, the Company granted PSU awards as follows (which are not included in the above stock plan activity tables):

	2022	2021	2020
Shares granted	33,736	41,060	35,181
Weighted‑average per share price on grant date	$215.15	$230.40	$125.41
Recognized compensation expense	$16,066	$10,035	$3,165

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(13) EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share (“EPS”):

		Dilutive
		Effect of
		Stock	Diluted
	Basic EPS	Options	EPS
2022:
Net earnings attributable to Valmont Industries, Inc.	$250,863	$—	$250,863
Weighted average shares outstanding (000’s)	21,311	269	21,580
Per share amount	$11.77	$(0.15)	$11.62
2021:
Net earnings attributable to Valmont Industries, Inc.	$195,630	$—	$195,630
Weighted average shares outstanding (000’s)	21,193	300	21,493
Per share amount	$9.23	$(0.13)	$9.10
2020:
Net earnings attributable to Valmont Industries, Inc.	$140,693	$—	$140,693
Weighted average shares outstanding (000’s)	21,315	110	21,425
Per share amount	$6.60	$(0.03)	$6.57

Basic and diluted net earnings and earnings per share in fiscal year 2022 were impacted by a loss from the divestiture of the offshore wind energy structures’ business of $33,273 (no associated tax benefit) ($1.54 per share). Basic and diluted net earnings and earnings per share in fiscal year 2021 were impacted by impairments of long-lived assets (customer relationship intangible asset, trade name, and property, plant and equipment) associated with the offshore wind energy structures business of $21,678 after-tax ($1.01 per share) and a valuation allowance against the deferred tax assets of the offshore wind energy structures business of $5,076 after-tax ($0.24 per share). Basic and diluted net earnings and earnings per share in fiscal year 2020 were impacted by impairments of goodwill and intangible assets in fiscal year 2020 of $16,220 after-tax ($0.76 per share) and restructuring expenses of $17,324 after-tax ($0.81 per share).

Earnings per share are computed independently for each of the quarters. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

At the end of fiscal years 2022, 2021, and 2020 there were 40,564, 47,223, and 0 outstanding stock options, respectively, with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

(14) EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 60% of annual pay, on a pre-tax and/or after-tax basis. The Company also makes contributions to the VERSP and a non-qualified deferred compensation plan for certain Company executives. The 2022, 2021, and 2020 Company contributions to these plans amounted to approximately $18,300, $16,000, and $14,800, respectively.

The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving company contributions into the VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were $25,008 and $29,982 at December 31, 2022 and December 25, 2021, respectively. Such amounts are included in “Other assets” and “Deferred compensation” on the Consolidated Balance Sheets.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of section 409A of the Internal Revenue Code were approximately $4,691 and $8,900 at December 31, 2022 and December 25, 2021, respectively. All distributions were made in cash.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, receivables, accounts payable, notes payable to banks, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity (Level 2). The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. At December 31, 2022, the carrying amount of the Company’s long-term debt was $872,129 with an estimated fair value of approximately $807,281. At December 25, 2021, the carrying amount of the Company’s long-term debt was $951,956 with an estimated fair value of approximately $1,175,332.

ASC 820 establishes a three‑level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date is used. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities: The assets and liabilities recorded for the investments held in the Valmont Deferred Compensation Plan of $25,008 ($29,982 in 2021) represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. The Company’s remaining ownership in Delta EMD Pty. Ltd. (JSE:DTA) of $0 ($94 in 2021) is recorded at fair value at December 31, 2022. Quoted market prices are available for these securities in an active market and therefore categorized as a Level 1 input. These securities are included in “Other assets” on the Consolidated Balance Sheets.

Derivative Financial Instruments: The fair value of foreign currency and commodity forward and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Mutual Funds: The Company has short-term investments in various mutual funds.

Marketable Securities: The Company’s marketable securities consist of short-term investments in certificates of deposit.

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Carrying Value	for Identical	Inputs	Inputs
	December 31, 2022	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$25,008	$25,008	$—	$—
Derivative financial instruments, net	$1,404	$—	$1,404	$—
Cash and cash equivalents - mutual funds	$7,205	$7,205	$—	$—
Cash and cash equivalents - marketable securities	$136	$—	$136	$—

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS – CONTINUED

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
	Carrying Value	Active Markets	Observable	Unobservable
	December 25,	for Identical	Inputs	Inputs
	2021	Assets (Level 1)	(Level 2)	(Level 3)
Assets (Liabilities):
Trading securities	$30,076	$30,076	$—	$—
Derivative financial instruments, net	$(4,007)	$—	$(4,007)	$—

(16) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Consolidated Statements of Earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. The Company had open foreign currency forward contracts that are marked to market at December 31, 2022 and December 25, 2021, which are insignificant and thus excluded from the tables below. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken, and by entering into transactions with counterparties who are recognized, stable multinational banks.

Fair value of derivative instruments at December 31, 2022 and December 25, 2021 are as follows:

Derivatives designated as hedging instruments:	Balance sheet location	2022	2021
Commodity forward contracts	Accrued expenses	$(3,854)	$(5,802)
Foreign currency forward contracts	Prepaid expenses and other assets	83	149
Foreign currency forward contracts	Accrued expenses	—	(118)
Cross currency swap contracts	Prepaid expenses and other assets	5,385	1,764
Cross currency swap contracts	Accrued expenses	(210)	—
		$1,404	$(4,007)

Gains (losses) on derivatives recognized in the Consolidated Statements of Earnings for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 are as follows:

Derivatives designated as hedging instruments:	Statements of earnings location	2022	2021	2020
Commodity forward contracts	Product cost of sales	$(5,212)	$25,821	$—
Foreign currency forward contracts	Product sales	—	—	1,598
Foreign currency forward contracts	Other income	(45)	(40)	187
Interest rate hedge amortization	Interest expense	(64)	(64)	(64)
Cross currency swap contracts	Loss from divestiture of wind energy structures business	4,827	—	—
Cross currency swap contracts	Interest expense	2,875	2,780	2,738
		$2,381	$28,497	$4,459

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Cash Flow Hedges

During 2021, the Company entered into steel hot rolled coil (“HRC”) forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $93,498 for the total purchase of 86,100 short tons. During the second quarter of 2022, the Company entered into additional steel HRC forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $14,010 for the total purchase of 15,000 short tons. As of December 31, 2022, the forward contracts had a notional amount of $9,766 for the total purchase of 10,300 short tons from January 2023 to March 2023. The gain (loss) realized upon settlement will be recorded in product cost of sales in the Consolidated Statements of Earnings over average inventory turns.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(16) DERIVATIVE FINANCIAL INSTRUMENTS – CONTINUED

During the third quarter of 2022, the Company entered into natural gas commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future natural gas purchases. The forward contracts had a notional amount of $5,211 for the total purchase of 770,000 mmBtu from October 2022 to October 2023. During the fourth quarter of 2022, the Company entered into additional natural gas commodity forward contracts that also qualify as a cash flow hedge. The forward contracts had a notional amount of $3,088 for the total purchase of 620,000 mmBtu from January 2023 to October 2024. As of December 31, 2022, the forward contracts had a notional amount of $7,043 for the total purchase of 1,230,000 mmBtu from January 2023 to October 2024. The gain (loss) realized upon settlement will be recorded in “Product cost of sales” in the Consolidated Statements of Earnings in the period consumed.

During the third quarter of 2022, a subsidiary with a euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matures in February 2023 and has a notional amount to sell $1,800 in exchange for a stated amount of euros.

During 2021, a Brazilian subsidiary with a real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in euros. The forward contracts, which qualified as a cash flow hedge, matured in July and September 2021 and had notional amounts to buy 3,800 euros in exchange for a stated amount of Brazilian real. During 2021, a subsidiary with a euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualified as a fair value hedge, matured in December 2021 and a notional amount to sell $2,000 in exchange for a stated amount of euros.

In 2020, a Brazilian subsidiary with a real functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a customer order with components purchased in euros. The forward contracts, which qualified as a cash flow hedge, matured in December 2020 and a notional amount to buy 4,500 euros in exchange for a stated amount of Brazilian real. In 2020, a subsidiary with a euro functional currency entered into foreign currency forward contracts to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contracts, which qualified as a cash flow hedge, matured in June 2021 and a notional amount to sell $27,500 in exchange for a stated amount of euros.

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

During the second half of 2022, the Company settled the DKK CCS and received proceeds of $3,532. Due to the sale of the offshore wind energy structures business in the fourth quarter of 2022, the Company reclassified the cumulative net investment hedge

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

gain of $4,827 ($3,620 after tax) from OCI to “Loss from divestiture of offshore wind energy structures business” in the Consolidated Statements of Earnings.

Key terms of the Euro CCS are as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2024	2.825%	€71,550

(17) GUARANTEES

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Changes in the product warranty accrual, which is recorded in “Accrued expenses”, for the years ended December 31, 2022 and December 25, 2021, were as follows:

	2022	2021
Balance, beginning of period	$21,308	$14,787
Payments made	(10,569)	(6,444)
Change in liability for warranties issued during the period	12,866	13,534
Change in liability for pre-existing warranties	(3,832)	(569)
Balance, end of period	$19,773	$21,308

(18) COMMITMENTS & CONTINGENCIES

Various claims and lawsuits are pending against Company and certain of its subsidiaries. The Company cannot fully determine the effect of all asserted and unasserted claims on its consolidated results of operations, financial condition, or liquidity. Where asserted and unasserted claims are considered probable and reasonably estimable, a liability has been recorded. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on the consolidated results of operations, financial condition, or liquidity.

(19) DEFINED BENEFIT RETIREMENT PLAN

Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan ("Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom. Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. This Plan has no active employees as members at December 31, 2022.

Funded Status

The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (“PBO”) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the pension plan is denominated in British pounds sterling, the Company used exchange rates of $1.209/£ and $1.356/£ to translate the net pension liability into U.S. dollars at December 31, 2022 and December 25, 2021, respectively. The PBO was $435,711 at December 31, 2022. The net funded status of $24,216 at December 31, 2022 is recorded as a noncurrent asset reflecting, in part, a significant actuarial gain for the period from December 25, 2021 to December 31, 2022 attributed to an increase in the discount rate.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (“ABO”) is the present value of benefits earned to date, assuming no future compensation growth.

As there are no active employees in the plan, the ABO is equal to the PBO for all years presented. The overfunded ABO represents the difference between the PBO and the fair value of plan assets.

(19) DEFINED BENEFIT RETIREMENT PLAN – CONTINUED

Changes in the PBO and fair value of plan assets for the pension plan for the period from December 26, 2020 to December 25, 2021 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	status
Fair Value at December 26, 2020	$860,173	$741,650	$(118,523)
Employer contributions	—	1,924
Interest cost	9,896	—
Actual return on plan assets	—	48,637
Benefits paid	(22,952)	(22,952)
Actuarial gain	(77,379)	—
Currency translation	(8,032)	(8,089)
Fair Value at December 25, 2021	$761,706	$761,170	$(536)

Changes in the PBO and fair value of plan assets for the pension plan for the period from December 25, 2021 to December 31, 2022 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	status
Fair Value at December 25, 2021	$761,706	$761,170	$(536)
Employer contributions	—	17,155
Interest cost	12,551	—
Actual return on plan assets	—	(228,493)
Benefits paid	(20,175)	(20,175)
Actuarial gain	(248,252)	—
Currency translation	(70,119)	(69,730)
Fair Value at December 31, 2022	$435,711	$459,927	$24,216

Actuarial gain decreased the projected benefit obligation resulted from an increase in the discount rate to 4.80% in 2022 versus 1.90%.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2022 and December 25, 2021 consisted of actuarial gains (losses):

Balance December 26, 2020	$(165,258)
Actuarial gain	102,529
Prior service costs amortization	550
Currency translation gain	1,239
Balance December 25, 2021	(60,940)
Actuarial loss	(2,915)
Prior service costs amortization	493
Currency translation gain	5,451
Balance December 31, 2022	$(57,911)

Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation at December 31, 2022 and December 25, 2021 were as follows:

Percentages	2022	2021
Discount rate	4.80%	1.90%
Salary increase	N/A	N/A
CPI inflation	2.35%	2.70%
RPI inflation	3.25%	3.30%

(19) DEFINED BENEFIT RETIREMENT PLAN – CONTINUED

Expense/(Benefit)

Pension benefit is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The interest cost component is calculated using the full yield curve approach to estimate the interest cost by applying the specific spot rates along the yield curve used to determine the present value of the benefit plan obligations to relevant cash outflows for the corresponding year. The expected long-term rate of return on plan assets is applied to the fair value of plan assets. Differences in actual experience in relation to assumptions are not recognized in net earnings immediately, but are deferred and, if necessary, amortized as pension expense.

The components of the net periodic pension benefit for the fiscal years ended December 31, 2022 and December 25, 2021 were as follows:

Net periodic (benefit) expense:	2022	2021
Interest cost	$12,551	$9,896
Expected return on plan assets	(23,131)	(27,763)
Amortization of prior service cost	493	550
Amortization of actuarial loss	—	2,750
Net periodic benefit	$(10,087)	$(14,567)

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Assumptions—The weighted-average actuarial assumptions used to determine expense are as follows for fiscal years 2022 and 2021:

Percentages	2022	2021
Discount rate for benefit obligations	1.90%	1.40%
Discount rate for interest cost	1.80%	1.15%
Expected return on plan assets	3.48%	3.96%
CPI Inflation	2.70%	2.00%
RPI Inflation	3.30%	2.90%

The discount rate is based on the yields of AA-rated corporate bonds with durational periods similar to that of the pension liabilities. The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions. The expected return of plan assets decreased from 3.96% to 3.48% for 2022 as the investment composition has more liability matching versus return seeking assets. Inflation is based on expected changes in the consumer price index or the retail price index in the U.K. depending on the relevant plan provisions.

Cash Contributions

The Company completed negotiations with Plan trustees in 2022 regarding annual funding for the Plan. The annual contributions into the Plan are $16,000 (/£13,100) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,600 (/£1,300) per annum. In December 2020, the Company made its required 2021 annual contribution in addition to the required 2020 annual contribution that was made earlier in fiscal 2020.

Benefit Payments

The following table details expected pension benefit payments for the years 2023 through 2032:

2023	$20,432
2024	21,036
2025	21,641
2026	22,366
2027	22,970
Years 2028 - 2032	125,733

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN – CONTINUED

Asset Allocation Strategy

The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of

●	Long-term fixed‑income securities that are investment grade or government‑backed in nature;
●	Common stock mutual funds in U.K. and non-U.K. companies, and
●	Diversified growth funds, which are invested in a number of investments, including common stock, fixed income funds, properties and commodities.

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

The pension plan investments are held in a trust. The weighted‑average maturity of the corporate bond portfolio was 13 years at December 31, 2022.

Fair Value Measurements

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Leveraged Inflation-Linked Gilts (“LDIs”)—LDIs are a combination of U.K. government-backed securities (such as bonds or other fixed income securities issued directly by the U.K. Treasury) money market instruments, and derivatives combined to give leveraged exposure to changes in the U.K. long-term interest and inflation rates. These funds are expected to offset a proportion of the impact changes in the long-term interest and inflation rates in the U.K. have on the pension plan’s benefit plan obligation liability. The fair value recorded by the Plan is calculated using net asset value (“NAV”) for each investment.

Temporary Cash Investments—These investments consist of British pound sterling, reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

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

Secured Income Asset (“SIA”) Funds—This investment category consists of holdings which will have a high level of expected inflation linkage. Examples of underlying assets classes are rental streams and infrastructure debt. Due to the private nature of these investments, pricing inputs are not readily observable. Asset valuations are developed by the fund manager. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. The fair value recorded by the Plan is calculated using NAV.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(19) DEFINED BENEFIT RETIREMENT PLAN – CONTINUED

At December 31, 2022 and December 25, 2021, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
December 31, 2022	Inputs (Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$5,916	$—	$—	$5,916
Total plan net assets at fair value	$5,916	$—	$—	$5,916
Plan assets at NAV:
Leveraged inflation-linked gilt funds				206,555
Corporate bonds				63,953
Corporate stock				55,379
Secured income asset funds				128,124
Total plan assets at NAV				454,011
Total plan assets				$459,927

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
December 25, 2021	Inputs (Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$14,000	$—	$—	$14,000
Total plan net assets at fair value	$14,000	$—	$—	$14,000
Plan assets at NAV:
Leveraged inflation-linked gilt funds				283,288
Corporate bonds				107,945
Corporate stock				212,730
Secured income asset funds				143,207
Total plan assets at NAV				747,170
Total plan assets				$761,170

(20) LEASES

The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases at December 31, 2022 have remaining lease terms of one year to twenty-five years, some of which include options to extend leases for up to ten years. The Company does not have any financing leases. The Company elected practical expedients not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, to use hindsight in determining the lease term and in assessing impairment of the right-of-use asset, and to not separate lease and non-lease components for all classes of underlying assets.

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Other assets”, “Other accrued expenses”, and “Operating lease liabilities” in the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make future lease payments arising from the lease.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company used its collateralized incremental borrowing rate in determining the present value of future lease payments. The operating lease ROU asset also includes any lease payments made and excludes any lease incentives and impairments. Some of the Company’s facility leases include options to extend the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

The Company commenced on a new corporate headquarters operating lease with straight-line annual expense of approximately $5,100, a 2% annual increase in lease payment, and a 25-year term during 2021. In recognition of this lease, an operating lease asset of $71,853 and an operating long-term liability of $71,196 was recognized.

(20) LEASES – CONTINUED

Lease cost and other information related to the Company’s operating leases at December 31, 2022 and December 25, 2021 are as follows:

	Fifty-three	Fifty-two
	weeks ended	weeks ended
	December 31,	December 25,
	2022	2021
Operating lease cost	$31,062	$27,421

Operating cash outflows from operating leases	$33,150	$27,793
ROU assets obtained in exchange for lease obligations	$27,480	$86,481
Weighted average remaining lease term	17 years	17 years
Weighted average discount rate	4.2%	4.0%

Operating lease cost includes approximately $1,600 for short-term lease costs and approximately $4,400 for variable lease payments in 2022.

Supplemental balance sheet information related to operating leases as of December 31, 2022 and December 25, 2021 is as follows:

		December 31,	December 25,
	Classification	2022	2021
Operating lease assets	Other assets	$162,930	$152,664

Operating lease short-term liabilities	Other accrued expenses	16,857	16,754
Operating lease long-term liabilities	Operating lease liabilities	155,469	147,759
Total lease liabilities		$172,326	$164,513

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

Minimum lease payments under operating leases expiring subsequent to December 31, 2022 are as follows:

Fiscal year ending:
2023	$23,815
2024	20,689
2025	19,615
2026	17,333
2027	13,924
Subsequent	147,767
Total minimum lease payments	$243,143
Less: Interest	$70,817
Present value of minimum lease payments	$172,326

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS

During the first quarter of 2022, the Company’s CODM changed the Company’s management structure and began to manage the business, allocate resources, and evaluate performance based on the new structure. As a result, the Company has realigned to a two reportable segment structure organized by market dynamics (Infrastructure and Agriculture). Three operating segments resulted from the new management structure and two are aggregated into the Agriculture reportable segment. The Company considers gross profit margins, nature of products sold, nature of the production processes, type and class of customer, and methods used to distribute products when assessing aggregation of operating segments. The Infrastructure segment includes the previous reportable segments of Utility Support Structures, Engineered Support Structures, and Coatings. All prior period segment information has been recast to reflect this change in reportable segments.

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, renewable energy, lighting, transportation, and telecommunications, and coatings services to preserve medal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities that is not more than 10% of consolidated sales, operating income or assets. This includes the offshore wind energy structures business and was reported in the “Other” segment until its divestiture in 2022.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its business segments based upon operating income and invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expense, non-operating income and deductions, or income taxes.

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS – CONTINUED

Summary by Business

	2022	2021	2020
SALES:
Infrastructure	$2,928,419	$2,372,100	$2,141,741
Agriculture	1,346,672	1,028,717	645,831
Other	100,219	123,001	120,063
Total	4,375,310	3,523,818	2,907,635
INTERSEGMENT SALES:
Infrastructure	(18,673)	(10,576)	(6,541)
Agriculture	(11,387)	(11,667)	(5,739)
Other	—	—	—
Total	(30,060)	(22,243)	(12,280)
NET SALES:
Infrastructure	2,909,746	2,361,524	2,135,200
Agriculture	1,335,285	1,017,050	640,092
Other	100,219	123,001	120,063
Total	$4,345,250	$3,501,575	$2,895,355

OPERATING INCOME (LOSS):
Infrastructure	354,499	273,598	217,364
Agriculture	179,263	137,027	83,046
Other	2,259	(40,192)	(8,192)
Corporate	(102,772)	(83,648)	(66,265)
Total	$433,249	$286,785	$225,953

	Fifty-three weeks ended December 31, 2022
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$2,234,339	$766,929	$—	$(26,248)	$2,975,020
International	694,080	579,743	100,219	(3,812)	1,370,230
Total	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

Product line:
Transmission, Distribution, and Substation	$1,184,660	$—	$—	$—	$1,184,660
Lighting and Transportation	940,462	—	—	—	940,462
Coatings	356,707	—	—	(15,327)	341,380
Telecommunications	320,342	—	—	—	320,342
Renewable Energy	126,248	—	100,219	(3,346)	223,121
Irrigation Equipment and Parts, excluding Technology	—	1,231,587	—	(11,387)	1,220,200
Technology Products and Services	—	115,085	—	—	115,085
Total	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS – CONTINUED

	Fifty-two weeks ended December 25, 2021
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$1,724,531	$545,574	$—	$(22,243)	$2,247,862
International	647,569	483,143	123,001	—	1,253,713
Total	$2,372,100	$1,028,717	$123,001	$(22,243)	$3,501,575

Product line:
Transmission, Distribution, and Substation	$935,099	$—	$—	$—	$935,099
Lighting and Transportation	825,923	—	—	—	825,923
Coatings	309,647	—	—	(10,575)	299,072
Telecommunications	238,527	—	—	—	238,527
Renewable Energy	62,904	—	123,001	—	185,905
Irrigation Equipment and Parts, excluding Technology	—	930,858	—	(11,668)	919,190
Technology Products and Services	—	97,859	—	—	97,859
Total	$2,372,100	$1,028,717	$123,001	$(22,243)	$3,501,575

	Fifty-two weeks ended December 26, 2020
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$1,574,802	$378,424	$—	$(12,280)	$1,940,946
International	566,939	267,407	120,063	—	954,409
Total	$2,141,741	$645,831	$120,063	$(12,280)	$2,895,355

Product line:
Transmission, Distribution, and Substation	$795,693	$—	$—	$—	$795,693
Lighting and Transportation	797,335	—	—	—	797,335
Coatings	276,087	—	—	(6,541)	269,546
Telecommunications	186,244	—	—	—	186,244
Renewable Energy	86,382	—	120,063	—	206,445
Irrigation Equipment and Parts, excluding Technology	—	578,686	—	(5,739)	572,947
Technology Products and Services	—	67,145	—	—	67,145
Total	$2,141,741	$645,831	$120,063	$(12,280)	$2,895,355

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

	2022	2021	2020
OPERATING INCOME (LOSS):
Infrastructure	$354,499	$273,598	$217,364
Agriculture	179,263	137,027	83,046
Other	2,259	(40,192)	(8,192)
Corporate	(102,772)	(83,648)	(66,265)
Total	433,249	286,785	225,953
Interest expense, net	(45,519)	(41,420)	(38,701)
Loss from divestiture of wind energy structures business	(33,273)	—	—
Other	9,431	14,718	5,516
Earnings before income taxes and equity in earnings of nonconsolidated subsidiaries	$363,888	$260,083	$192,768

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

(21) BUSINESS SEGMENTS – CONTINUED

	2022	2021	2020
TOTAL ASSETS:
Infrastructure	$2,267,800	$2,102,851	$1,933,970
Agriculture	1,112,588	1,027,272	465,322
Other	—	67,592	137,316
Corporate	176,608	249,534	416,552
Total	$3,556,996	$3,447,249	$2,953,160

	2022	2021	2020
CAPITAL EXPENDITURES:
Infrastructure	$53,228	$72,129	$81,074
Agriculture	32,886	17,509	16,740
Other	—	345	—
Corporate	7,174	17,807	8,886
Total	$93,288	$107,790	$106,700

	2022	2021	2020
DEPRECIATION AND AMORTIZATION:
Infrastructure	$62,398	$59,748	$58,985
Agriculture	23,681	17,813	12,098
Other	1,393	5,988	5,848
Corporate	9,695	9,028	5,961
Total	$97,167	$92,577	$82,892

Summary by Geographical Area by Location of Valmont Facilities:

	2022	2021	2020
NET SALES:
United States	$2,965,673	$2,260,198	$1,919,136
Australia	292,072	297,720	252,253
Brazil	354,497	200,402	103,591
Denmark	100,219	123,001	120,063
Other	632,789	620,254	500,312
Total	$4,345,250	$3,501,575	$2,895,355

LONG-LIVED ASSETS:
United States	$1,246,956	$1,172,552	$748,886
Australia	82,290	173,240	179,673
Brazil	42,259	28,583	17,151
Denmark	—	21,232	61,546
Other	404,906	338,879	391,279
Total	$1,776,411	$1,734,486	$1,398,535

Valmont Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Three-year period ended December 31, 2022

(Dollars in thousands, except per share amounts)

No single customer accounted for more than 10% of net sales in 2022, 2021, or 2020. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the Company. Brazil and Australia accounted for approximately 8% and 7% of the Company’s net sales in 2022, respectively; no other foreign country accounted for more than 3% of the Company’s net sales.

Operating income by business segment are based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other operating units of the Company. Long-lived assets consist of property, plant, and equipment, net of depreciation, goodwill, other intangible assets, and other assets. Long-lived assets by geographical area are based on location of facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Securities Exchange Act Rule 13a-15(f). The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2023

ITEM 9B. OTHER INFORMATION.

Shareholder Return Performance Graphs

The graphs below compare the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrial Machinery Index for the five and ten-year periods ended December 31, 2022. The Company was added to these indexes in 2009 by Standard & Poor’s. The graphs assume that the beginning value of the investment in Valmont Common Stock and each index was $100 and that all dividends were reinvested.

TEN YEAR COMPARISON
$400
$300
$200
$100
$0
Dec 12
Dec 13
Dec 14
Dec 15
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery

FIVE YEAR COMPARISON
$250
$200
$150
$100
$50
$0
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the information relating to the executive officers of the Company set forth in Part I of this 10-K Report, the information called for by items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, "Board Committees", “Compensation Discussion and Analysis”, "Compensation Risk Assessment", “Human Resources Committee Report”, "Pay Ratio Information", “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal Year 2022”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested in Fiscal 2022”, “Nonqualified Deferred Compensation”, “Director Compensation”, and “Potential Payments Upon Termination or Change-in-Control” in the Proxy Statement.

The Company has adopted a Code of Ethics for Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and Controller and has posted the code on its website at www.valmont.com through the “Investors Relations” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics for Senior Officers applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Controller by posting that information on the Company’s Web site at www.valmont.com through the “Investors Relations” link.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2)  Financial Statements and Schedules.

The following consolidated financial statements of the Company and its subsidiaries are included herein as listed below:

All financial statement schedules have been omitted as the required information is not applicable, not required, or the information is included in the consolidated financial statements or related notes. Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.

(3)Index to Exhibits

See exhibits listed under Part B below.

(b)Exhibits

Exhibit 3.1	—

The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended March 28, 2009 and is incorporated herein by this reference.

Exhibit 3.2	—

The Company’s By-Laws, as amended. This document was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 13, 2022 and is incorporated herein (Commission file number 001-31429) by reference.

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

Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by this reference.

Exhibit 4.6	—

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. This document was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 28, 2019 and is incorporated herein by this reference.

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

Exhibit 10.3	—

The Company’s 2018 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated March 12, 2018 and is incorporated herein by reference.

Exhibit 10.4	—

The Company’s 2022 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 14, 2022 (Commission file number 001-1429) and herein incorporated by reference.

Exhibit 10.5	—

Form of Stock Option Agreement. This document was filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 25, 2021 and is incorporated herein by this reference.

Exhibit 10.6	—

Form of Restricted Stock Unit Agreement (Domestic). This document was filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 25, 2021 and is incorporated herein by this reference.

Exhibit 10.7	—

Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 25, 2021 and is incorporated herein by this reference.

Exhibit 10.8	—

Form of Restricted Stock Unit Agreement (International). This document was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the year ended December 25, 2021 and is incorporated herein by this reference.

Exhibit 10.9	—

The Valmont Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.10	—

The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by this reference.

Exhibit 10.11	—

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

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income,(iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2023

Valmont Industries, Inc.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN G. KANIEWSKI	Director, President and Chief Executive Officer (Principal Executive Officer)	3/1/2023
Stephen G. Kaniewski

/s/ AVNER M. APPLBAUM	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/1/2023
Avner M. Applbaum

/s/ GENE PADGETT	Senior Vice President and Controller (Principal Accounting Officer)	3/1/2023
Gene Padgett

Mogens C. Bay*	James B. Milliken*
K.R. den Daas*	Daniel P. Neary*
Ritu C. Favre*	Catherine J. Paglia*
Theo W. Freye*	Clark T. Randt, Jr.*
Richard A. Lanoha*	Joan Robinson-Berry*

*

Stephen G. Kaniewski, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this the 1st day of March, 2023. A Power of Attorney authorizing Stephen G. Kaniewski to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ STEPHEN G. KANIEWSKI
Stephen G. Kaniewski Attorney-in-Fact