Form 10-Q
period 2023-04-01
VALMONT INDUSTRIES INC
filed 2023-04-26
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

21,056,220

Outstanding shares of common stock at April 20, 2023

VALMONT INDUSTRIES, INC.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended
	April 1,	March 26,
	2023	2022
Product sales	$958,008	$890,870
Services sales	104,473	89,950
Net sales	1,062,481	980,820
Product cost of sales	681,790	673,170
Services cost of sales	72,106	58,464
Total cost of sales	753,896	731,634
Gross profit	308,585	249,186
Selling, general, and administrative expenses	190,119	154,344
Operating income	118,466	94,842
Other income (expenses):
Interest expense	(13,105)	(11,263)
Interest income	830	227
Gain (loss) on investments - unrealized	1,194	(1,063)
Other	(2,376)	3,642
	(13,457)	(8,457)
Earnings before income taxes	105,009	86,385
Income tax expense:
Current	24,356	22,413
Deferred	7,487	708
	31,843	23,121
Earnings before equity in loss of nonconsolidated subsidiaries	73,166	63,264
Equity in loss of nonconsolidated subsidiaries	(821)	(358)
Net earnings	72,345	62,906
Less: Loss (earnings) attributable to noncontrolling interests	2,195	(595)
Net earnings attributable to Valmont Industries, Inc.	$74,540	$62,311
Earnings per share:
Basic	$3.50	$2.93
Diluted	$3.47	$2.90

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	April 1,	March 26,
	2023	2022
Net earnings	$72,345	$62,906
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Unrealized translation gains	8,189	11,062
Hedging activities:
Unrealized gain (loss) on commodity hedges	(1,476)	20,560
Realized (gain) loss on commodity hedges recorded in earnings	2,872	(2,043)
Unrealized gain (loss) on cross currency swaps	(591)	1,811
Amortization cost included in interest expense	(16)	(16)
	789	20,312
Net gain on defined benefit pension plan	91	686
Other comprehensive income	9,069	32,060
Comprehensive income	81,414	94,966
Comprehensive (income) loss attributable to noncontrolling interests	1,902	(1,688)
Comprehensive income attributable to Valmont Industries, Inc.	$83,316	$93,278

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	April 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$172,948	$185,406
Receivables, net	650,041	604,181
Inventories	725,360	728,762
Contract assets	159,785	174,539
Prepaid expenses and other assets	107,365	87,697
Total current assets	1,815,499	1,780,585
Property, plant, and equipment, at cost	1,448,466	1,433,151
Less accumulated depreciation and amortization	849,618	837,573
Net property, plant, and equipment	598,848	595,578
Goodwill	741,735	739,861
Other intangible assets, net	172,300	176,615
Defined pension benefit asset	41,744	24,216
Other assets	234,366	240,141
Total assets	$3,604,492	$3,556,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,165	$1,194
Notes payable to banks	11,436	5,846
Accounts payable	368,576	360,312
Accrued employee compensation and benefits	80,362	124,355
Contract liabilities	156,333	172,915
Other accrued expenses	130,750	123,965
Income taxes payable	20,093	3,664
Dividends payable	12,634	11,742
Total current liabilities	781,349	803,993
Deferred income taxes	45,422	41,091
Long-term debt, excluding current installments	985,636	870,935
Operating lease liabilities	151,219	155,469
Deferred compensation	33,885	30,316
Other noncurrent liabilities	8,581	13,480
Shareholders’ equity:
Common stock of $1 par value -
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,635,628	2,593,039
Accumulated other comprehensive loss	(266,133)	(274,909)
Treasury stock	(857,296)	(765,183)
Total Valmont Industries, Inc. shareholders’ equity	1,540,099	1,580,847
Noncontrolling interest in consolidated subsidiaries	58,301	60,865
Total shareholders’ equity	1,598,400	1,641,712
Total liabilities and shareholders’ equity	$3,604,492	$3,556,996

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	April 1,	March 26,
	2023	2022
Cash flows from operating activities:
Net earnings	$72,345	$62,906
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	24,558	23,884
Contribution to defined benefit pension plan	(15,259)	—
Stock-based compensation	8,689	9,463
Defined benefit pension plan expense (benefit)	61	(2,705)
Loss on sale of property, plant, and equipment	51	4
Equity in loss in nonconsolidated subsidiaries	821	358
Deferred income taxes	7,487	708
Changes in assets and liabilities:
Receivables	(42,175)	(36,643)
Inventories	9,052	(68,236)
Prepaid expenses and other assets (current and non-current)	(25,153)	(4,452)
Contract assets	14,695	(19,486)
Accounts payable	4,127	49,006
Accrued expenses	(36,551)	(34,186)
Contract liabilities	(22,559)	4,308
Other noncurrent liabilities	5,652	14
Income taxes payable / refundable	15,358	17,760
Net cash flows provided by operating activities	21,199	2,703
Cash flows from investing activities:
Purchase of property, plant, and equipment	(22,361)	(27,095)
Proceeds from sale of assets	1,021	2
Other, net	(449)	(2,007)
Net cash flows used in investing activities	(21,789)	(29,100)
Cash flows from financing activities:
Proceeds from short-term borrowings	11,090	—
Payments on short-term borrowings	(5,788)	(5,562)
Proceeds from long-term borrowings	125,000	97,000
Principal payments on long-term borrowings	(10,796)	(82,529)
Dividends paid	(11,742)	(10,616)
Dividends to noncontrolling interest	(654)	—
Purchase of treasury shares	(111,115)	—
Proceeds from exercises under stock plans	5,018	713
Purchase of common treasury shares—stock plan exercises	(14,022)	(2,527)
Net cash flows used in financing activities	(13,009)	(3,521)
Effect of exchange rate changes on cash and cash equivalents	1,141	2,386
Net change in cash and cash equivalents	(12,458)	(27,532)
Cash and cash equivalents—beginning of year	185,406	177,232
Cash and cash equivalents—end of period	$172,948	$149,700

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	62,311	—	—	595	62,906
Other comprehensive income	—	—	—	30,967	—	1,093	32,060
Cash dividends declared ($0.55 per share)	—	—	(11,721)	—	—	—	(11,721)
Stock plan exercises; 11,695 shares acquired	—	—	—	—	(2,527)	—	(2,527)
Stock options exercised; 5,616 shares issued	—	(536)	—	—	1,249	—	713
Stock option expense	—	716	—	—	—	—	716
Stock awards; 37,748 shares issued	—	3,592	—	—	5,155	—	8,747
Balance at March 26, 2022	$27,900	$5,251	$2,444,897	$(232,160)	$(769,835)	$28,438	$1,504,491
Balance at December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$60,865	1,641,712
Net earnings (loss)	—	—	74,540	—	—	(2,195)	72,345
Other comprehensive income	—	—	—	8,776	—	293	9,069
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	—	(12,634)
Dividends to noncontrolling interests	—	—	—	—	—	(662)	(662)
Purchase of treasury shares; 356,887 shares acquired	—	—	—	—	(111,115)	—	(111,115)
Stock plan exercises; 44,908 shares acquired	—	—	—	—	(14,022)	—	(14,022)
Stock options exercised; 31,602 shares issued	—	971	(19,317)	—	23,364	—	5,018
Stock option expense	—	855	—	—	—	—	855
Stock awards; 76,731 shares issued	—	(1,826)	—	—	9,660	—	7,834
Balance at April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$58,301	$1,598,400

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet at April 1, 2023, the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for the thirteen weeks ended April 1, 2023 and March 26, 2022 have been prepared by Valmont Industries, Inc. (the “Company”), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial statements at April 1, 2023 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the period ended April 1, 2023 are not necessarily indicative of the operating results for the full year.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out method or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Inventories consisted of the following:

	April 1,	December 31,
	2023	2022
Raw materials and purchased parts	$258,300	$258,814
Work-in-process	46,250	44,453
Finished goods and manufactured goods	420,810	425,495
	$725,360	$728,762

Income Taxes

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen weeks ended April 1, 2023 and March 26, 2022 were as follows:

	Thirteen weeks ended
	2023	2022
United States	$31,858	$60,816
Foreign	73,151	25,569
	$105,009	$86,385

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The components of the net periodic pension (benefit) expense for the thirteen weeks ended April 1, 2023 and March 26, 2022 were as follows:

	Thirteen weeks ended
	2023	2022
Interest cost	$5,256	$3,365
Expected return on plan assets	(5,317)	(6,202)
Amortization of prior service cost	122	132
Net periodic (benefit) expense	$61	$(2,705)

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resource Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. At April 1, 2023, 1,647,157 shares of common stock remained available for issuance under the plans.

Under the plans, the exercise price of each option equals the closing market price at the date of the grant. Options vest beginning on the first anniversary of the grant date in equal amounts over three years or on the grant’s fifth anniversary date. Expiration of grants is seven years to ten years from the date of grant. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.

The Company’s compensation expense (included in selling, general, and administrative expenses) and associated income tax benefits related to stock options and restricted stock for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively, were as follows:

	Thirteen weeks ended
	2023	2022
Compensation expense	$8,689	$9,463
Income tax benefits	2,172	2,366

Fair Value

The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs that are not corroborated by market data.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities: The majority of the Company’s trading securities represent the investments held in the Valmont Deferred Compensation Plan (the “DCP”). The assets of the DCP at April 1, 2023 of $28,452 ($25,008 at December 31, 2022) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with Accounting Standards Codification 320, Accounting for Certain Investments in Debt and Equity Securities (“ASC 320”), considering the employee’s ability to change investment allocation of their deferred compensation at any time.

Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Mutual Funds: The Company has short-term investments in various mutual funds.

Marketable Securities: The Company's marketable securities consist of short-term investments in certificates of deposit.

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
	Carrying Value	for Identical	Inputs	Inputs
	April 1, 2023	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$28,452	$28,452	$—	$—
Derivative financial instruments, net	2,793	—	2,793	—
Cash and cash equivalents - mutual funds	1,534	1,534	—	—
Cash and cash equivalents - marketable securities	142	—	142	—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

		Fair Value Measurement Using:
		Quoted Prices in	Significant Other	Significant
	Carrying Value	Active Markets	Observable	Unobservable
	December 31,	for Identical	Inputs	Inputs
	2022	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$25,008	$25,008	$—	$—
Derivative financial instruments, net	1,404	—	1,404	—
Cash and cash equivalents - mutual funds	7,205	7,205	—	—
Cash and cash equivalents - marketable securities	136	—	136	—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing.

Leases

The Company’s operating leases right-of-use assets and corresponding lease obligations are included in “Other assets” and “Operating lease liabilities”, respectively, in the Condensed Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income includes net earnings, currency translation adjustments, certain derivative-related activity, and changes in prior service cost and net actuarial gains (losses) from a pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) consisted of the following at April 1, 2023 and December 31, 2022:

	Foreign			Accumulated
	Currency		Defined	Other
	Translation	Hedging	Benefit	Comprehensive
	Adjustments	Activities	Pension Plan	Income (Loss)
Balance at December 31, 2022	$(260,799)	$20,099	$(34,209)	$(274,909)
Current period comprehensive income	7,896	789	91	8,776
Balance at April 1, 2023	$(252,903)	$20,888	$(34,118)	$(266,133)

Revenue Recognition

The Company determines the appropriate revenue recognition model for our contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as product sales when the performance obligation is related to the manufacturing and sale of goods. Contract revenues are classified as service sales when the performance obligation is the performance of a service. Service revenue is primarily related to the coatings and technology products and services product lines.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Customer acceptance provisions exist only in the design stage of our products (on a limited basis, the Company may agree to other acceptance terms), and acceptance of the design by the customer is required before the project is manufactured and delivered to the customer. The Company is not entitled to any compensation solely based on design of the product and does not recognize this service as a separate performance obligation and, therefore, no revenue is recognized with the design stage. No general rights of return exist for customers once the product has been delivered and the Company establishes provisions for estimated warranties. The Company does not sell extended warranties for any of its products.

Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured, when the revenue from the associated customer contract is being recognized over time. With the exception of the transmission, distribution, and substation structures ("TD&S") product line, the solar product line, and the telecommunication structures product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services.

The Company’s contract assets at April 1, 2023 and December 31, 2022 totaled $159,785 and $174,539, respectively.

While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer’s specified location, certain customers are also invoiced by advanced billings or progress billings. At April 1, 2023 and December 31, 2022, total contract liabilities were $156,483 and $178,531, respectively. At April 1, 2023, $156,333 was recorded as “Contract liabilities” and $150 was recorded as “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen weeks ended April 1, 2023, and March 26, 2022, the Company recognized $58,939 and $28,023 of revenue that was included in the total contract liability at December 31, 2022 and December 25, 2021, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	At April 1, 2023, the Company had $150 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete utility structures within the TD&S product line are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For the TD&S and telecommunication structure product lines, the Company generally recognizes revenue on an input basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the solar product line is recognized both upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

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

The coatings product line revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the coating service has been performed and the goods are ready to be picked up or delivered to the customer, which is the same time that the customer is billed.

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

Disaggregation of revenue by product line is disclosed in the “Business Segments & Related Revenue Information” footnote.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued Accounting Standards Update No. 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires all buyers that use supplier finance programs to enhance the transparency of such programs to allow financial statement users to understand the effect on working capital, liquidity, and cash flows. The new guidance requires disclosure of key terms of the program, including a description of the payment terms, payment timing, and assets pledged as security or other forms of guarantees provided to the finance provider or intermediary. Other requirements include the disclosure of the amount that remains unpaid as of the end of the reporting period, a description of where these obligations are presented in the balance sheet, and a rollforward of the obligation during the annual period. The guidance is effective in the first quarter of 2023, except for the rollforward, which is effective in 2024. The Company adopted the new standard in the first quarter of 2023, as well as early adopted the amendment on rollforward information. The new guidance had no effect on the Company’s results of operations as the changes are primarily disclosure related, as shown below.

During 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Included in Accounts Payable in the Condensed Consolidated Balance Sheets at April 1, 2023 and December 31, 2022 were $58,134 and $48,880 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding at December 31, 2022	$48,880
Invoices confirmed during the period	74,781
Confirmed invoices paid during the period	(65,527)
Confirmed obligations outstanding at April 1, 2023	$58,134

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS

Acquisitions of Businesses

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired) and subject to working capital adjustments. Approximately $1,850 of the purchase price was contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado, and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into our advanced infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the first quarter of 2023.

The following table summarizes the fair values of the assets acquired and liabilities assumed of ConcealFab at the date of acquisition:

As of June 1,
2022
Current assets	$21,133
Customer relationships	26,200
Trade name	5,000
Property, plant, and equipment	3,813
Other assets	9,108
Goodwill	42,465
Total fair value of assets acquired	$107,719
Current liabilities	6,658
Long-term debt	2,038
Operating lease liabilities	7,812
Deferred income taxes	5,464
Other noncurrent liabilities	12
Total fair value of liabilities assumed	$21,984
Noncontrolling interest in consolidated subsidiaries	41,693
Net assets acquired	$44,042

Proforma disclosures were omitted for this acquisition as it does not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisition were insignificant for all years presented.

Acquisitions of Noncontrolling Interests

On August 10, 2022, the Company acquired the remaining 9% of Convert Italy S.p.A. for $3,046. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Condensed Consolidated Statements of Cash Flows.

On May 10, 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering Ltd. for $4,292. As this transaction was for the acquisition of all of the remaining shares of consolidated subsidiary with no change in control, it was recorded within shareholders’ equity and as a financing cash flow in the Condensed Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURES

On November 30, 2022, the Company completed the sale of Valmont SM, the offshore wind energy structures business in Denmark, reported in the Other segment. The business was sold because it did not align with the long-term strategic plans for the Company. The offshore wind energy structures business’ historical annual sales, operating profit, and net assets are not significant for discontinued operations presentation. The offshore wind energy structures business had an operating loss of $809 for the thirteen weeks ended March 26, 2022.

At closing, in the fourth quarter of 2022, the Company received Danish Krone 90,000 (U.S. $12,570) with an additional Danish Krone 28,000 (U.S. $4,027) held in an escrow account subject to normal closing conditions before it will be released to the Company. The pre-tax loss recorded during the fourth quarter of 2022 from the divestiture was reported in “Other income (expenses)” in the Consolidated Statements of Earnings on the Form 10-K. The loss was comprised of the proceeds and an asset recognized for the escrow funds not yet released from buyer, less deal-related costs and the net assets of the business.

(4) GOODWILL AND INTANGIBLE ASSETS

Amortized Intangible Assets

The components of amortized intangible assets at April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$223,388	$149,136	13 years
Patents & Proprietary Technology	58,687	23,350	9 years
Trade Name	2,850	746	7 years
Other	2,647	2,289	5 years
	$287,572	$175,521

	December 31, 2022
	Gross		Weighted
	Carrying	Accumulated	Average
	Amount	Amortization	Life
Customer Relationships	$222,716	$145,502	13 years
Patents & Proprietary Technology	58,404	21,291	9 years
Trade Name	2,850	645	7 years
Other	2,462	2,164	5 years
	$286,432	$169,602

Amortization expense for intangible assets for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively, was as follows:

	Thirteen weeks ended
	2023	2022
Amortization expense	$5,190	$5,849

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Estimated annual amortization expense related to finite-lived intangible assets is as follows:

Estimated
Amortization
Expense
Remainder of 2023	$15,804
2024	19,028
2025	17,348
2026	12,834
2027	9,653
2028	8,837

The useful lives assigned to finite-lived intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset, and the Company’s expected use of the intangible asset.

Non-Amortized Intangible Assets

Intangible assets with indefinite lives are not amortized and consist solely of trade names. The carrying value of trade names at April 1, 2023 and December 31, 2022 are as follows:

	April 1,	December 31,	Year
	2023	2022	Acquired
Newmark	$11,111	$11,111	2004
Convert Italia S.p.A.	8,131	8,024	2018
Webforge	7,248	7,107	2010
Ingal EPS / Ingal Civil Products	7,027	6,891	2010
ConcealFab	5,000	5,000	2022
Shakespeare	4,000	4,000	2014
Walpar	3,500	3,500	2018
Other	14,232	14,152	Various
	$60,249	$59,785

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

The Company’s trade names were tested for impairment at August 27, 2022. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(4) GOODWILL AND INTANGIBLE ASSETS – CONTINUED

Goodwill

The carrying amount of goodwill by segment at April 1, 2023 and December 31, 2022 was as follows:

	Infrastructure	Agriculture
	Segment	Segment	Total
Gross Balance December 31, 2022	$473,551	$313,777	$787,328
Accumulated impairment losses	(47,467)	—	(47,467)
Balance at December 31, 2022	426,084	313,777	739,861
Foreign currency translation	1,704	170	1,874
Balance at April 1, 2023	$427,788	$313,947	$741,735

	Infrastructure	Agriculture
	Segment	Segment	Total
Gross Balance April 1, 2023	$475,255	$313,947	$789,202
Accumulated impairment losses	(47,467)	—	(47,467)
Balance at April 1, 2023	$427,788	$313,947	$741,735

The Company’s annual impairment test of goodwill was performed at August 27, 2022, using primarily the discounted cash flow method. The estimated fair value of all our reporting units exceeded their respective carrying value, so no goodwill impairments were recorded. During fiscal 2023, no goodwill impairments have been recorded.

(5) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended April 1, 2023 and March 26, 2022 were as follows:

	Thirteen weeks ended
	2023	2022
Interest	$3,331	$1,613
Income taxes	7,838	6,699

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share (“EPS”):

		Dilutive
		Effect of
		Various Stock	Diluted
	Basic EPS	Awards	EPS
Thirteen weeks ended April 1, 2023:
Net earnings attributable to Valmont Industries, Inc.	$74,540	$—	$74,540
Weighted average shares outstanding (000’s)	21,269	243	21,512
Per share amount	$3.50	$(0.03)	$3.47
Thirteen weeks ended March 26, 2022:
Net earnings attributable to Valmont Industries, Inc.	$62,311	$—	$62,311
Weighted average shares outstanding (000’s)	21,279	213	21,492
Per share amount	$2.93	$(0.03)	$2.90

At April 1, 2023 and March 26, 2022, there were 40,564 and 47,223 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

(7) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Condensed Consolidated Statements of Earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in accumulated other comprehensive income (“AOCI”) until either the sale or substantially complete liquidation of the related subsidiaries.

Fair value of derivative instruments at April 1, 2023 and December 31, 2022 are as follows:

		April 1,	December 31,
Derivatives designated as hedging instruments:	Balance sheet location	2023	2022
Commodity forward contracts	Other accrued expenses	$(1,971)	$(3,854)
Foreign currency forward contracts	Prepaid expenses and other assets	142	83
Cross currency swap contracts	Prepaid expenses and other assets	4,747	5,385
Cross currency swap contracts	Other accrued expenses	(125)	(210)
		$2,793	$1,404

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVE FINANCIAL INSTRUMENTS – CONTINUED

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen weeks ended April 1, 2023 and March 26, 2022 are as follows:

		Thirteen weeks ended
		April 1,	March 26,
Derivatives designated as hedging instruments:	Statement of earnings location	2023	2022
Commodity forward contracts	Product cost of sales	$(3,985)	$2,043
Foreign currency forward contracts	Other income	97	151
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross currency swap contracts	Interest expense	446	774
		$(3,458)	$2,952

Cash Flow Hedges

The Company enters into steel hot rolled coil (“HRC”) commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. During the first quarter of 2023, the Company entered into additional steel HRC forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future steel purchases. The forward contracts had a notional amount of $15,760 for the total purchase of 18,500 short tons. At April 1, 2023, the forward contracts had a notional amount of $15,760 for the total purchase of 18,500 short tons from September 2023 to March 2024. The gain (loss) realized upon settlement will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings over average inventory turns.

The Company enters into natural gas commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future natural gas purchases. During the first quarter of 2023, the Company entered into additional natural gas commodity forward contracts that also qualify as a cash flow hedge. The forward contracts had a notional amount of $1,206 for the total purchase of 299,000 mmBtu from July 2023 to March 2025. At April 1, 2023, the forward contracts had a notional amount of $5,772 for the total purchase of 1,179,000 mmBtu from April 2023 to March 2025. The gain (loss) realized upon settlement will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period consumed.

During the first quarter of 2023, the Company entered into diesel fuel commodity forward contracts that qualify as a cash flow hedge of the variability in cash flows attributable to future diesel fuel purchases. The forward contracts had a notional amount of $755 for the total purchase of 1,890,000 gallons from July 2023 to March 2024. The gain (loss) realized upon settlement will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period consumed.

During the first quarter of 2023, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualifies as a fair value hedge, matures in April 2023 and has a notional amount to sell $1,800 in exchange for a stated amount of Euros.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVE FINANCIAL INSTRUMENTS – CONTINUED

Net Investment Hedges

In 2019, the Company entered into two fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 for Danish krone (“DKK”) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company’s Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.

The Company designated the initial full notional amount of the two CCS ($130,000) as a hedge of the net investment in certain Danish and European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) recorded as cumulative foreign currency translation within AOCI. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.

During the second half of 2022, the Company settled the DKK CCS and received proceeds of $3,532. Due to the sale of the offshore wind energy structures business in the fourth quarter of 2022, the Company reclassified the cumulative net investment hedge gain of $4,827 ($3,620 after tax) from OCI to “Loss from divestiture of offshore wind energy structures business” in the Consolidated Statements of Earnings at December 31, 2022 in the Form 10-K.

Key terms of the Euro CCS are as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2024	2.825%	€71,550

(8) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service-related expenses that are allocated to business units generally on the basis of employee headcounts and sales dollars.

Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting and transportation, and telecommunications, and coatings services to preserve metal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities in 2022 that are not more than 10% of consolidated sales, operating income, or assets. This comprised the offshore wind energy structures business and was reported in the Other segment until its divestiture in fourth quarter 2022.

The Company evaluates the performance of its reportable segments based upon operating income and return on invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expense, non-operating income and deductions, or income taxes.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

Summary by Business

	Thirteen weeks ended
	April 1,	March 26,
	2023	2022
SALES:
Infrastructure	$736,106	$662,072
Agriculture	332,163	306,580
Other	—	18,654
Total	1,068,269	987,306
INTERSEGMENT SALES:
Infrastructure	(3,966)	(3,101)
Agriculture	(1,822)	(3,385)
Total	(5,788)	(6,486)
NET SALES:
Infrastructure	732,140	658,971
Agriculture	330,341	303,195
Other	—	18,654
Total	$1,062,481	$980,820

OPERATING INCOME (LOSS):
Infrastructure	$94,352	$78,316
Agriculture	53,323	37,475
Other	—	(809)
Corporate	(29,209)	(20,140)
Total	$118,466	$94,842

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION – CONTINUED

	Thirteen weeks ended April 1, 2023
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$584,083	$182,869	$—	$(5,374)	$761,578
International	152,023	149,294	—	(414)	300,903
Total	$736,106	$332,163	$—	$(5,788)	$1,062,481

Product line:
Transmission, Distribution, and Substation	$314,820	$—	$—	$—	$314,820
Lighting and Transportation	229,136	—	—	—	229,136
Coatings	90,114	—	—	(3,552)	86,562
Telecommunications	68,137	—	—	—	68,137
Solar	33,899	—	—	(414)	33,485
Irrigation Equipment and Parts, excluding Technology	—	299,181	—	(1,822)	297,359
Technology Products and Services	—	32,982	—	—	32,982
Total	$736,106	$332,163	$—	$(5,788)	$1,062,481

	Thirteen weeks ended March 26, 2022
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$505,980	$182,255	$—	$(6,486)	$681,749
International	156,092	124,325	18,654	—	299,071
Total	$662,072	$306,580	$18,654	$(6,486)	$980,820

Product line:
Transmission, Distribution, and Substation	$281,600	$—	$—	$—	$281,600
Lighting and Transportation	212,767	—	—	—	212,767
Coatings	81,976	—	—	(3,101)	78,875
Telecommunications	61,396	—	—	—	61,396
Solar	24,333	—	18,654	—	42,987
Irrigation Equipment and Parts, excluding Technology	—	278,034	—	(3,385)	274,649
Technology Products and Services	—	28,546	—	—	28,546
Total	$662,072	$306,580	$18,654	$(6,486)	$980,820

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION – CONTINUED

A breakdown by segment of revenue recognized over time and at a point in time for the thirteen weeks ended April 1, 2023 and March 26, 2022 is as follows:

	Point in Time	Over Time	Total
	Thirteen	Thirteen	Thirteen
	weeks ended	weeks ended	weeks ended
	April 1, 2023	April 1, 2023	April 1, 2023
Infrastructure	$411,217	$320,923	$732,140
Agriculture	324,206	6,135	330,341
Total	$735,423	$327,058	$1,062,481

	Point in Time	Over Time	Total
	Thirteen	Thirteen	Thirteen
	weeks ended	weeks ended	weeks ended
	March 26, 2022	March 26, 2022	March 26, 2022
Infrastructure	$369,190	$289,781	$658,971
Agriculture	297,606	5,589	303,195
Other	—	18,654	18,654
Total	$666,796	$314,024	$980,820

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

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 8 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

Results of Operations

(Dollars in millions, except per share amounts)

	Thirteen weeks ended
	April 1, 2023	March 26, 2022	% Incr. (Decr.)
Consolidated
Net sales	$1,062.5	$980.8	8.3%
Gross profit	308.6	249.1	23.8%
as a percent of sales	29.0%	25.4%
SG&A expense	190.1	154.3	23.2%
as a percent of sales	17.9%	15.7%
Operating income	118.5	94.8	24.9%
as a percent of sales	11.1%	9.7%
Net interest expense	12.3	11.0	11.2%
Effective tax rate	30.3%	26.8%
Net earnings	74.5	62.3	19.6%
Diluted earnings per share	$3.47	$2.90	19.7%
Infrastructure
Net sales	$732.2	$658.9	11.1%
Gross profit	200.5	166.0	20.8%
SG&A expense	106.1	87.7	21.0%
Operating income	94.4	78.3	20.5%
Agriculture
Net sales	$330.3	$303.2	9.0%
Gross profit	108.1	82.3	31.3%
SG&A expense	54.8	44.9	22.0%
Operating income	53.3	37.4	42.3%
Other
Net sales	$—	$18.7	NM
Gross profit	—	0.8	NM
SG&A expense	—	1.6	NM
Operating loss	—	(0.8)	NM
Corporate
SG&A expense	$29.2	$20.1	45.3%
Operating loss	(29.2)	(20.1)	45.0%

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales were higher in the first quarter of 2023, as compared to the first quarter of 2022, with higher sales in both reporting segments.

Steel prices for both hot rolled coil and plate were volatile over the past two years, especially in North America. An increase in the average cost of consumed steel drove higher consolidated net sales and cost of sales in the first quarter of 2023, as compared to the first quarter of 2022. Gross profit margin improved in the first quarter of 2023, as compared to the first quarter of 2022, as customer pricing mechanisms and product selling price practices allowed for the recovery of cost of material inflation for both the Infrastructure and Agriculture reportable segments.

The Company acquired ConcealFab in the second quarter of 2022, a telecommunications technology company that offers 5G infrastructure and passive intermodulation mitigation solutions, which is included in the Infrastructure segment.

The Company divested of its offshore wind energy structures business in the fourth quarter of 2022, which resulted in a pre-tax loss of approximately $33.3 million. The offshore wind energy structures business is included in the Other segment until its divestiture in 2022 and the loss was recorded in “Other income (expenses)” in the Consolidated Statements of Earnings at December 31, 2022.

Non-cash items of note impacting the comparability of results from net earnings for the first quarter of 2023 included amortization of identified intangible assets of $1.6 million ($1.3 million after-tax) and stock-based compensation expense of $2.0 million ($1.8 million after-tax) for the employees from the Prospera subsidiary acquired in the second quarter of 2021 (recognized within SG&A for the Agriculture segment).

Non-cash items of note impacting the comparability of results from net earnings for the first quarter of 2022 included amortization of identified intangible assets of $1.6 million ($1.2 million after-tax) and stock-based compensation expense of $2.5 million ($2.3 million after-tax) for the employees from the Prospera subsidiary acquired in the second quarter of 2021 (recognized within SG&A for the Agriculture segment).

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic and geopolitical trends that impacted our business, including inflationary cost pressures, supply chain disruptions, changes in foreign currency exchange rates against the U.S. dollar, rising interest rates, the ongoing Russia-Ukraine conflict, changing conditions from the COVID-19 pandemic, and labor shortages.

Reportable Segments

In addition to the two reportable segments, the Company had a business and related activities in 2022 that are not more than 10% of consolidated sales, operating income, or assets. This comprised the offshore wind energy structures business and was reported in the Other segment until its divestiture in fourth quarter 2022. All prior period information has been recast to reflect this change in reportable segments. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

Backlog

The consolidated backlog of unshipped orders at April 1, 2023 was approximately $1.6 billion compared with approximately $1.7 billion at December 31, 2022.

Currency Translation

In the first quarter of 2023, we realized an increase in operating income, as compared with 2022, despite negative currency translation effects. The breakdown of this effect by segment was as follows:

	Total	Infrastructure	Agriculture	Corporate
First quarter	$(0.7)	$(0.5)	$(0.3)	$0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross profit as a percent of sales was higher in the first quarter of 2023, as compared with the first quarter of 2022, and the amount of gross profit increased due to the higher average selling prices across all product lines more than offsetting higher costs of goods sold across the Company. Amounts of gross profit increased for both reportable segments.

The increase in SG&A expense in the first quarter of 2023, as compared to the first quarter of 2022, was due to the incremental SG&A of $3.2 million from the June 2022 acquisition of ConcealFab, as well as higher salaries as a result of merit increases, incentives attributed to improved financial results, and higher travel costs. In addition, the Company incurred a bad debt reserve charge of approximately $2.7 million related to a telecommunications customer that became insolvent.

The increase in consolidated operating income in the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to the increase in average selling prices more than offsetting higher costs of goods sold. This was partially offset by the increase in SG&A period over period.

Net Interest Expense

Interest expense increased in the first quarter of 2023, as compared to the first quarter of 2022, due to increased borrowing on the revolving line of credit.

Other Income / Expenses (including Gain (loss) on Investments - Unrealized)

The change in other income/expenses in the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to a pension expense of $0.1 million in the first quarter of 2023, as opposed to a pension benefit of $2.7 million in the first quarter of 2022. These changes were partially offset by the change in the valuation of deferred compensation assets, shown as "Gain (loss) on investments - unrealized" on the Condensed Consolidated Statements of Earnings, which resulted in higher other income of $2.3 million. The change related to deferred compensation assets is offset by an expense of the same amount in SG&A expense.

Income Tax Expense

Our effective income tax rate in the first quarter of 2023 was 30.3% compared to 26.8% in the first quarter of 2022. The increase in the effective tax rate was primarily due to a change in geographical earnings.

Loss (Earnings) Attributable to Noncontrolling Interests

Loss (earnings) attributable to noncontrolling interests were lower in the first quarter of 2023, as compared to the first quarter of 2022, due to lower net earnings of the subsidiaries the Company does not own 100%.

Cash Flows from Operations

Our cash flows provided by operations were $21.2 million in the first quarter of 2023, as compared with $2.7 million provided by operations in the first quarter of 2022. The increase was primarily the result of the increase in net earnings and continued focus on overall working capital levels, partially offset by a significant increase in the contribution to the defined benefit pension plan of approximately $15 million.

Infrastructure Segment

	Thirteen weeks ended
			Dollar
Infrastructure	Q1 2023	Q1 2022	Change	% Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	$314.9	$281.6	$33.3	11.8%
Lighting & Transportation	229.1	212.8	16.3	7.7%
Coatings	90.1	82.0	8.1	9.9%
Telecommunications	68.1	61.4	6.7	11.0%
Solar	33.9	24.3	9.6	39.3%
Total	$736.1	$662.1	$74.0	11.2%

Operating Income	$94.4	$78.3	$16.1	20.5%

Net sales in the first quarter of 2023, as compared to the first quarter of 2022, increased across all of the product lines, primarily due to higher average selling prices, partially offset by $10.8 million of unfavorable foreign currency translation effects. From a geography perspective, the increase in sales within North America was much higher than within international markets. We expect continued increases in sales in North America in line with the expansion of infrastructure spending as the rollout of the Infrastructure Investment and Jobs Act and the Inflation Reduction Act of 2022 continue.

Transmission, distribution, and substation sales increased in the first quarter of 2023, as compared to the first quarter of 2022, primarily due to meaningfully higher average selling prices and slightly higher sales volumes. This increase in average selling prices is due to a number of our sales contracts in North America containing price escalation clauses that tie the sales price to published steel index pricing at the time our customers issue their purchase order.

Lighting and transportation sales increased during the first quarter of 2023, as compared to the first quarter of 2022, due to an increase in sales volume, primarily in North America. Higher average selling prices also drove higher sales in the first quarter of 2023.

Telecommunication sales increased in the first quarter of 2023, as compared with first quarter of 2022, due primarily to approximately $8 million of sales from the second quarter 2022 acquisition of ConcealFab. Sales volumes were slightly lower in North America and average selling prices were generally consistent in the first quarter 2023, as compared to the first quarter 2022.

Coatings sales increased in the first quarter of 2023, as compared with the first quarter of 2022, due to higher average selling prices.

Solar sales increased in the first quarter of 2023, as compared with the first quarter of 2022, due to increased sales volumes.

Gross profit and gross profit margin were higher in the first quarter of 2023, as compared to the first quarter of 2022. The customer contractual pricing mechanisms and selling price management initiatives led to an increase in average selling prices above the rate of inflation. SG&A was higher in the first quarter of 2023, as compared to the first quarter of 2022, primarily due to higher employment costs mostly attributed to inflationary wage increases, incremental SG&A of $3.2 million from the June 2022 acquisition of ConcealFab, and a bad debt reserve charge of approximately $2.7 million related to a telecommunications customer that became insolvent. The increase in operating income for the first quarter of 2023, as compared with the first quarter of 2022, is also due to the increase in average selling prices and profits from the increase in sales volumes. The operating income margin increased to 12.9% in the first quarter of 2023, from 11.9% in the first quarter of 2022, due to better leverage of fixed costs, including SG&A, in the first quarter of 2023.

Agriculture Segment

	Thirteen weeks ended
			Dollar
Agriculture	Q1 2023	Q1 2022	Change	% Change
Sales, gross of intercompany eliminations:
North America	$182.9	$182.3	$0.6	0.3%
International	149.3	124.3	25.0	20.1%
Total	$332.2	$306.6	$25.6	8.3%

Operating Income	$53.3	$37.5	$15.8	42.3%

The increase in Agriculture segment net sales in the first quarter of 2023, as compared to first quarter of 2022, was primarily due to much higher average selling prices of irrigation equipment globally. In North America, lower sales volumes for irrigation systems and parts in the first quarter of 2023, as compared to the first quarter of 2022, were driven by general economic uncertainty due to a number of macroeconomic factors including higher interest rates, continued inflationary pressures, and recessionary fears. International sales volumes increased in the first quarter of 2023, as compared to first quarter of 2022, due primarily to improved sales volumes in Brazil. The strength of our international irrigation businesses more than offset lower volumes experienced in North America. Sales of technology-related products and services continue to increase, as growers continued their adoption of technology to reduce costs and enhance profitability.

The increase in gross profit in the first quarter of 2023, as compared to the first quarter of 2022, was primarily attributed to the meaningfully higher average selling prices which more than offset the amount of inflation within cost of goods sold. SG&A was higher in the first quarter of 2023, as compared to the first quarter of 2022, primarily due to higher employment costs, mostly attributed to inflationary wage increases. Operating income for the segment was higher in the first quarter of 2023, as compared to the first quarter of 2022, due primarily to the 5.6% increase in gross profit margin mostly attributed to higher average selling prices.

Other

In November 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business with operations in Denmark.

Corporate

Corporate SG&A expense was higher in the first quarter of 2023, as compared to the first quarter of 2022. The increase is primarily due to $2.3 million of incremental expense from the valuation of the deferred compensation plan assets, higher incentive accruals attributed to improved business performance, and increased expense from our trade accounts receivable sale program attributed to higher interest rates. The change related to deferred compensation assets are offset by a change of the same amount in Other income.

Liquidity and Capital Resources

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation / priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth;
●	dividends on common stock in the range of 20% of the prior year’s fully diluted net earnings;
●	acquisitions; and
●	return of capital to shareholders through share repurchases.

We intend to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody’s Investors Services, Inc., BBB- by Fitch Ratings, and BBB+ by Standard and Poor’s Rating Services. We would be willing to allow our debt rating to fall to BBB- to finance a special acquisition or other opportunity. We expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. At April 1, 2023, we have acquired approximately 7.0 million shares for approximately $1,029.7 million under this share repurchase program.

On February 28, 2023, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.60 per share, or a rate of $2.40 per share on an annualized basis, an increase of 9% from the prior quarterly cash dividend of $0.55 per share.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution which allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. At April 1, 2023 and December 31, 2022, our accounts payable on our balance sheet included $58.1 million and $48.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing at April 1, 2023 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt at April 1, 2023, principally consisted of:

●	$450 million face value ($433.2 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
●	$305 million face value ($295.0 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

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

The interest rate on our borrowings will be, at our option, either:

(a)	term SOFR (based on a 1-, 3- or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior, unsecured, long-term debt published by Standard & Poor’s Rating Services and Moody’s Investors Service, Inc.;

(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

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

At April 1, 2023 and December 31, 2022, we had outstanding borrowings of $255.7 million and $140.5 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. At April 1, 2023, we had the ability to borrow $544.1 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.2 million; $26.7 million of which was unused at April 1, 2023.

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

At April 1, 2023, we were in compliance with all covenants related to these debt agreements.

The calculation of Adjusted EBITDA for the last four quarters and the leverage ratio are presented in the tables below in Selected Financial Measures.

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

Our businesses are cyclical, but we have diversity in our markets, from a product, customer, and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, recent issuance of senior unsecured notes, and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs.

We have cash balances of $172.9 million at April 1, 2023 and approximately $132.8 million is held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. At April 1, 2023, we have a liability for foreign withholding taxes and U.S. state income taxes of $2.2 million and $0.9 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the thirteen weeks ended April 1, 2023 and March 26, 2022:

	Thirteen weeks ended
Dollars in thousands	2023	2022
Cash flow data:
Net cash flows provided by operating activities	$21,199	$2,703
Net cash flows used in investing activities	(21,789)	(29,100)
Net cash flows used in financing activities	(13,009)	(3,521)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $21.2 million in the first quarter of 2023, as compared with $2.7 million in the first quarter of 2022. The increase in operating cash flows in the first quarter of 2023, as compared with the first quarter of 2022, was primarily the result of the increase in net earnings partially offset by a significant increase in the contribution to the defined benefit pension plan. Net working capital was $1,034.2 million at April 1, 2023, as compared to $976.6 million at December 31, 2022. The increase in net working capital in the first quarter of 2023, is attributed to an increase in accounts receivables and prepaid expenses and other assets, partially offset by an increase in accounts payable and other accrued expenses.

Investing Cash Flows – Cash used in investing activities totaled $21.8 million in the first quarter of 2023, as compared to $29.1 million in the first quarter of 2022. Investing activities in the first quarter of 2023 primarily included capital spending of $22.4 million. For the first quarter of 2022, investing activities primarily included capital spending of $27.1 million. We expect our capital expenditures to be in the range of $105 million to $125 million for fiscal 2023.

Financing Cash Flows – Cash used in financing activities totaled $13.1 million in the first quarter of 2023, compared to $3.5 million in the first quarter of 2022. Our total interest-bearing debt was $998.2 million at April 1, 2023 and $878.0 million at December 31, 2022. The financing cash used in the first quarter of 2023 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $136.1 million, offset by principal payments on our long-term debt and short-term borrowings of $16.6 million, dividends paid of $11.7 million, the purchase of treasury shares of $111.1 million, and the net activity resulting from shares purchased for award exercises related to our stock plan of $9.0 million. The financing cash used in the first quarter of 2022 was primarily the result of borrowings on the revolving credit agreement of $97.0 million, principal payments on our long-term debt and short-term borrowings of $88.1 million, and dividends paid of $10.6 million.

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

Combined financial information is as follows:

Supplemental Combined Parent and Guarantors Financial Information

For the thirteen weeks ended April 1, 2023 and March 26, 2022

	Thirteen weeks ended
Dollars in thousands	April 1, 2023	March 26, 2022
Net sales	$715,471	$661,749
Gross profit	191,495	164,359
Operating income	71,832	69,093
Net earnings	20,211	41,808
Net earnings attributable to Valmont Industries, Inc.	20,043	41,816

Supplemental Combined Parent and Guarantors Financial Information

April 1, 2023 and December 31, 2022

Dollars in thousands	April 1, 2023	December 31, 2022
Current assets	$772,693	$769,263
Noncurrent assets	899,133	925,088
Current liabilities	406,542	459,961
Noncurrent liabilities	1,294,484	1,189,548
Noncontrolling interest in consolidated subsidiaries	1,780	1,612

Included in noncurrent assets is a due from non-guarantor subsidiaries receivable of $180,604 and $205,424 at April 1, 2023 and December 31, 2022. Included in noncurrent liabilities is a due to non-guarantor subsidiaries payable of $177,268 and $200,522 at April 1, 2023 and December 31, 2022.

Selected Financial Measures

We are including the following financial measures for the Company.

Adjusted EBITDA – Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50x Adjusted EBITDA (or 3.75x Adjusted EBITDA after certain material acquisitions) for the most recent four quarters. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also provide for an adjustment to EBITDA, subject to certain specified limitations, for non-cash charges or gains that are non-recurring in nature. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity. The calculation of Adjusted EBITDA for the last four quarters (March 27, 2022 to April 1, 2023) is as follows:

Last Four Quarters
Dollars in thousands	Q1 2023
Net cash flows from operations	$344,761
Interest expense	49,376
Income tax expense	117,409
Loss on divestiture of offshore wind energy structures business	(33,273)
Deferred income tax (expense) benefit	(5,554)
Noncontrolling interest	(598)
Pension plan expense	7,321
Contribution to pension plan	32,414
Changes in assets and liabilities, net of acquisitions	58,634
Other	(1,696)
EBITDA	$568,794
Loss on divestiture of offshore wind energy structures business	33,273
Adjusted EBITDA	$602,067

Last Four Quarters
Q1 2023
Net earnings attributable to Valmont Industries, Inc.	$263,092
Interest expense	49,376
Income tax expense	117,409
Stock based compensation	41,076
Depreciation and amortization expense	97,841
EBITDA	$568,794
Loss on divestiture of offshore wind energy structures business	33,273
Adjusted EBITDA	$602,067

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

Leverage Ratio – Leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million) divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.5 (or 3.75x after certain material acquisitions) for any reporting period (four quarters). If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of this ratio at April 1, 2023 is as follows:

Dollars in thousands	2023
Interest-bearing debt, excluding origination fees and discounts of $26,818	$1,025,055
Less: Cash and cash equivalents in excess of $50 million	122,948
Net indebtedness	$902,107
Adjusted EBITDA	602,067
Leverage Ratio	1.50

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Financial Commitments

There have been no material changes to our financial obligations and financial commitments as described on page 33 in our Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies

There were no changes in our critical accounting policies as described on pages 38 to 41 in our Form 10-K for the fiscal year ended December 31, 2022 during the thirteen weeks ended April 1, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk during the quarter ended April 1, 2023. For additional information, refer to the section "Risk Management" in our Form 10-K for the fiscal year ended December 31, 2022.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in each of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Maximum
	Total Number		Publicly	Number of
	of		Announced Plans	Shares that may yet
	Shares	Average Price	or	be Purchased under the
Period	Purchased	paid per share	Programs	Program (1)
January 1, 2023 to January 28, 2023	—	$—	—	$481,419,000
January 29, 2023 to March 4, 2023	157,878	318.49	157,878	431,137,000
March 5, 2023 to April 1, 2023	199,009	305.68	199,009	370,304,000
Total	356,887	$311.35	356,887	$370,304,000

(1)	On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company’s outstanding common stock with no stated expiration date. On February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400 million, with no stated expiration date, bringing total authorization to $1.4 billion. At April 1, 2023, we have acquired 6,969,905 shares for approximately $1,029.7 million under this share repurchase program.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

Valmont’s annual meeting of stockholders was held on April 24, 2023. The stockholders elected three directors to serve three-terms, approved, on an advisory basis, a resolution approving Valmont’s named executive officer compensation, voted, on an advisory basis, on the frequency of future advisory votes on executive compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2023. For the annual meeting there were 21,350,819 shares outstanding and eligible to vote of which 19,753,749 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay	17,151,468	1,375,171	1,227,110
Ritu Favre	17,745,563	781,076	1,227,110
Richard A. Lanoha	16,900,239	1,626,400	1,227,110

Advisory vote on executive compensation:

For	17,956,291
Against	526,618
Abstain	43,730
Broker non-votes	1,227,110

Advisory vote on frequency of future advisory votes on executive compensation:

1 year	17,913,036
2 years	4,259
3 years	541,525
Abstain	67,819
Broker non-votes	1,227,110

The Board of Directors has determined that Valmont will hold advisory votes on executive compensation on a one-year basis.

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2023:

For	19,103,082
Against	605,586
Abstain	45,081

Item 6. Exhibits

(a)	Exhibits
Exhibit No.	Description
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 26th day of April, 2023