Form 10-Q
period 2023-07-01
VALMONT INDUSTRIES INC
filed 2023-08-01
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

21,012,778

Outstanding shares of common stock as of July 28, 2023

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Product sales	$945,873	$1,036,289	$1,903,881	$1,927,159
Service sales	100,423	99,243	204,896	189,193
Net sales	1,046,296	1,135,532	2,108,777	2,116,352
Product cost of sales	651,413	781,323	1,333,203	1,454,493
Service cost of sales	65,486	61,608	137,592	120,072
Total cost of sales	716,899	842,931	1,470,795	1,574,565
Gross profit	329,397	292,601	637,982	541,787
Selling, general, and administrative expenses	195,664	173,882	385,783	328,226
Operating income	133,733	118,719	252,199	213,561
Other income (expenses):
Interest expense	(14,917)	(11,386)	(28,022)	(22,649)
Interest income	563	285	1,393	512
Gain (loss) on investments - unrealized	941	(2,342)	2,135	(3,405)
Other	612	2,073	(1,764)	5,715
Total other income (expenses)	(12,801)	(11,370)	(26,258)	(19,827)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	120,932	107,349	225,941	193,734
Income tax expense:
Current	37,791	27,620	62,147	50,033
Deferred	(5,856)	1,967	1,631	2,675
Total income tax expense	31,935	29,587	63,778	52,708
Earnings before equity in loss of nonconsolidated subsidiaries	88,997	77,762	162,163	141,026
Equity in loss of nonconsolidated subsidiaries	(199)	(555)	(1,020)	(913)
Net earnings	88,798	77,207	161,143	140,113
Loss (earnings) attributable to noncontrolling interests	578	(1,099)	2,773	(1,694)
Net earnings attributable to Valmont Industries, Inc.	$89,376	$76,108	$163,916	$138,419
Earnings per share:
Basic	$4.25	$3.57	$7.75	$6.50
Diluted	$4.21	$3.53	$7.67	$6.43

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Net earnings	$88,798	$77,207	$161,143	$140,113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	11,967	(43,666)	20,156	(32,050)
Hedging activities:
Unrealized gain (loss) on commodity hedges	(1,339)	(19,512)	(2,815)	1,048
Realized (gain) loss on commodity hedges recorded in earnings	925	1,545	3,797	(498)
Unrealized gain (loss) on cross currency swaps	(760)	3,470	(1,351)	5,281
Amortization cost included in interest expense	(12)	(16)	(28)	(32)
Total hedging activities	(1,186)	(14,513)	(397)	5,799
Net gain on defined benefit pension plan	95	124	186	256
Other comprehensive income (loss)	10,876	(58,055)	19,945	(25,995)
Comprehensive income	99,674	19,152	181,088	114,118
Comprehensive (income) loss attributable to noncontrolling interests	233	932	2,135	(756)
Comprehensive income attributable to Valmont Industries, Inc.	$99,907	$20,084	$183,223	$113,362

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)

(Unaudited)

	July 1,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$166,907	$185,406
Receivables, net	651,133	604,181
Inventories	729,738	728,762
Contract assets	154,410	174,539
Prepaid expenses and other current assets	99,994	87,697
Total current assets	1,802,182	1,780,585
Property, plant, and equipment, at cost	1,464,577	1,433,151
Less accumulated depreciation	(861,465)	(837,573)
Property, plant, and equipment, net	603,112	595,578
Goodwill	744,271	739,861
Other intangible assets, net	165,728	176,615
Defined pension benefit asset	43,045	24,216
Other non-current assets	257,502	240,141
Total assets	$3,615,840	$3,556,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,041	$1,194
Notes payable to banks	1,665	5,846
Accounts payable	346,000	360,312
Accrued employee compensation and benefits	109,155	124,355
Contract liabilities	124,230	172,915
Other accrued expenses	131,344	123,965
Income taxes payable	23,152	3,664
Dividends payable	12,607	11,742
Total current liabilities	749,194	803,993
Deferred income taxes	38,390	41,091
Long-term debt, excluding current installments	952,704	870,935
Operating lease liabilities	161,795	155,469
Deferred compensation	34,938	30,316
Other non-current liabilities	8,527	13,480
Total liabilities	1,945,548	1,915,284
Shareholders’ equity:
Common stock of $1 par value
Authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,710,382	2,593,039
Accumulated other comprehensive loss	(255,602)	(274,909)
Treasury stock	(870,456)	(765,183)
Total Valmont Industries, Inc. shareholders’ equity	1,612,224	1,580,847
Noncontrolling interest in consolidated subsidiaries	58,068	60,865
Total shareholders’ equity	1,670,292	1,641,712
Total liabilities and shareholders’ equity	$3,615,840	$3,556,996

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six weeks ended
	July 1,	June 25,
	2023	2022
Cash flows from operating activities:
Net earnings	$161,143	$140,113
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	48,792	48,012
Contribution to defined benefit pension plan	(15,259)	(17,155)
Gain on divestiture	(2,994)	—
Stock-based compensation	19,856	19,583
Defined benefit pension plan expense (benefit)	122	(5,242)
Loss on sale of property, plant, and equipment	1,297	737
Equity in loss in nonconsolidated subsidiaries	1,020	913
Deferred income taxes	1,631	2,675
Changes in assets and liabilities:
Receivables	(38,147)	(53,809)
Inventories	6,402	(56,625)
Prepaid expenses and other assets (current and non-current)	(26,001)	5,369
Contract assets	20,052	(59,536)
Accounts payable	(20,750)	39,875
Accrued expenses	(11,202)	(16,034)
Contract liabilities	(53,728)	4,798
Other non-current liabilities	(7,083)	(6,447)
Income taxes payable	24,395	20,792
Net cash flows provided by operating activities	109,546	68,019
Cash flows from investing activities:
Purchase of property, plant, and equipment	(45,393)	(49,676)
Proceeds from divestiture, net of cash divested	6,369	—
Proceeds from sale of assets	1,261	45
Proceeds from property damage insurance claims	4,844	—
Acquisitions, net of cash acquired	—	(39,297)
Other, net	(1,127)	1,117
Net cash flows used in investing activities	(34,046)	(87,811)
Cash flows from financing activities:
Proceeds from short-term borrowings	14,905	—
Payments on short-term borrowings	(19,598)	(9,155)
Proceeds from long-term borrowings	165,012	201,462
Principal payments on long-term borrowings	(84,105)	(156,973)
Dividends paid	(24,376)	(22,337)
Dividends to noncontrolling interest	(662)	—
Purchase of noncontrolling interests	—	(4,292)
Purchase of treasury shares	(135,115)	(9,776)
Proceeds from exercises under stock plans	5,201	5,846
Tax withholdings on exercises under stock plans	(15,416)	(4,205)
Net cash flows (used in) provided by financing activities	(94,154)	570
Effect of exchange rate changes on cash and cash equivalents	155	(3,431)
Net change in cash and cash equivalents	(18,499)	(22,653)
Cash and cash equivalents—beginning of period	185,406	177,232
Cash and cash equivalents—end of period	$166,907	$154,579

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance at December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	62,311	—	—	595	62,906
Other comprehensive income	—	—	—	30,967	—	1,093	32,060
Cash dividends declared ($0.55 per share)	—	—	(11,721)	—	—	—	(11,721)
Stock options and incentive plans	—	3,772	—	—	3,877	—	7,649
Balance at March 26, 2022	$27,900	$5,251	$2,444,897	$(232,160)	$(769,835)	$28,438	$1,504,491
Net earnings	—	—	76,108	—	—	1,099	77,207
Other comprehensive loss	—	—	—	(56,024)	—	(2,031)	(58,055)
Cash dividends declared ($0.55 per share)	—	—	(11,743)	—	—	—	(11,743)
Purchase of noncontrolling interest	—	189	—	—	—	(4,481)	(4,292)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	41,743	41,743
Purchase of treasury shares; 38,804 shares acquired	—	—	—	—	(9,776)	—	(9,776)
Stock options and incentive plans	—	(1,119)	—	—	14,694	—	13,575
Balance at June 25, 2022	$27,900	$4,321	$2,509,262	$(288,184)	$(764,917)	$64,768	$1,553,150

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance at December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$60,865	$1,641,712
Net earnings (loss)	—	—	74,540	—	—	(2,195)	72,345
Other comprehensive income	—	—	—	8,776	—	293	9,069
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	—	(12,634)
Dividends to noncontrolling interests	—	—	—	—	—	(662)	(662)
Purchase of treasury shares; 356,887 shares acquired	—	—	—	—	(111,115)	—	(111,115)
Stock options and incentive plans	—	—	(19,317)	—	19,002	—	(315)
Balance at April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$58,301	$1,598,400
Net earnings (loss)	—	—	89,376	—	—	(578)	88,798
Other comprehensive income	—	—	—	10,531	—	345	10,876
Cash dividends declared ($0.60 per share)	—	—	(12,607)	—	—	—	(12,607)
Purchase of treasury shares; 85,300 shares acquired	—	—	—	—	(25,132)	—	(25,132)
Stock options and incentive plans	—	—	(2,015)	—	11,972	—	9,957
Balance at July 1, 2023	$27,900	$—	$2,710,382	$(255,602)	$(870,456)	$58,068	$1,670,292

See accompanying notes to the condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheet as of July 1, 2023, the Condensed Consolidated Statements of Earnings, Comprehensive Income, and Shareholders’ Equity for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks then ended have been prepared by Valmont Industries, Inc. (the “Company”) without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial statements as of July 1, 2023 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the period ended July 1, 2023 are not necessarily indicative of the operating results for the full fiscal year.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out method, or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Inventories as of July 1, 2023 and December 31, 2022 consisted of the following:

	July 1,	December 31,
	2023	2022
Raw materials and purchased parts	$266,759	$258,814
Work-in-process	46,848	44,453
Finished goods and manufactured goods	416,131	425,495
Total inventories	$729,738	$728,762

Geographical Markets

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
United States	$77,066	$62,214	$108,924	$123,031
Foreign	43,866	45,135	117,017	70,703
Total earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$120,932	$107,349	$225,941	$193,734

Pension Benefits

The Company incurs expenses in connection with the Delta Pension Plan (“DPP”). The DPP was acquired as part of the Delta PLC acquisition in fiscal 2010 and has no members that are active employees. In order to measure the expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, expected return on plan assets used to fund these expenses, and estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of the net periodic pension (benefit) expense for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Interest cost	$5,414	$3,157	$10,670	$6,522
Expected return on plan assets	(5,477)	(5,818)	(10,794)	(12,020)
Amortization of prior service cost	124	124	246	256
Net periodic (benefit) expense	$61	$(2,537)	$122	$(5,242)

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of July 1, 2023, 1,630,007 shares of common stock remained available for issuance under the plans.

Under the plans, the exercise price of each option equals the closing market price as of the date of the grant. Options vest beginning on the first anniversary of the grant date in equal amounts over three years or on the grant’s fifth anniversary date. Expiration of grants is seven to ten years from the date of the grant. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.

The Company’s compensation expense (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated income tax benefits related to stock options and restricted stock for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Compensation expense	$11,167	$10,120	$19,856	$19,583
Income tax benefits	2,792	2,530	4,964	4,896

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

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities: The Company’s trading securities represent the investments held in the Valmont Deferred Compensation Plan (the “DCP”). The assets of the DCP as of July 1, 2023 of $29,388 ($25,008 as of December 31, 2022) represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320, Investments – Debt and Equity Securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time.

Derivative Financial Instruments: The fair value of foreign currency and commodity forward contracts and cross currency swap contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Mutual Funds: The Company has short-term investments in various mutual funds.

Marketable Securities: The Company has short-term investments in various certificates of deposit.

	Carrying Value	Fair Value Measurement Using:
	July 1, 2023	Level 1	Level 2	Level 3
Trading securities	$29,388	$29,388	$—	$—
Derivative financial instruments, net	437	—	437	—
Cash and cash equivalents - mutual funds	2,869	2,869	—	—
Cash and cash equivalents - marketable securities	143	—	143	—

	Carrying Value	Fair Value Measurement Using:
	December 31, 2022	Level 1	Level 2	Level 3
Trading securities	$25,008	$25,008	$—	$—
Derivative financial instruments, net	1,404	—	1,404	—
Cash and cash equivalents - mutual funds	7,205	7,205	—	—
Cash and cash equivalents - marketable securities	136	—	136	—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, which are classified as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of annual impairment testing.

Leases

The Company’s operating lease right-of-use assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Condensed Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments, certain derivative-related activity, and changes in prior service cost from the pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of July 1, 2023 and December 31, 2022:

	Foreign			Accumulated
	Currency		Defined	Other
	Translation	Hedging	Benefit	Comprehensive
	Adjustments	Activities	Pension Plan	Income (Loss)
Balance at December 31, 2022	$(260,799)	$20,099	$(34,209)	$(274,909)
Current period comprehensive income (loss)	19,518	(397)	186	19,307
Balance at July 1, 2023	$(241,281)	$19,702	$(34,023)	$(255,602)

Revenue Recognition

The Company determines the appropriate revenue recognition model for contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as “Product sales” when the performance obligation is related to the manufacturing and sale of goods. Contract revenues are classified as “Service sales” when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings and Technology Products and Services product lines.

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

Shipping and handling costs associated with sales are recorded as cost of goods sold. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured when the revenue from the associated customer contract is being recognized over time. With the exception of the Transmission, Distribution, and Substation ("TD&S") product line, the Solar product line, and the Telecommunications product line, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within twelve months of transfer of control of goods or services.

The Company’s contract assets as of July 1, 2023 and December 31, 2022 totaled $154,410 and $174,539, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer’s specified location, certain customers are also invoiced by advanced billings or progress billings. As of July 1, 2023 and December 31, 2022, total contract liabilities were $124,380 and $178,531, respectively. As of July 1, 2023, $124,230 was recorded as “Contract liabilities” and $150 was recorded as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and twenty-six weeks ended July 1, 2023, the Company recognized $41,217 and $100,157 of revenue that was included in the total contract liability as of December 31, 2022, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	During the thirteen and twenty-six weeks ended June 25, 2022, the Company recognized $31,149 and $59,171 of revenue that was included in the total contract liability as of December 25, 2021, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	As of July 1, 2023, the Company had $150 of remaining performance obligations on contracts with an original expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete utility structures within the TD&S product line are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For the TD&S and Telecommunications product lines, the Company generally recognizes revenue on an input basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the Solar product line is recognized both upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

For the structures sold for Lighting and Transportation and for the majority of Telecommunications products, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. There are also large regional customers who have unique product specifications for telecommunication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Agriculture Segment

Revenue recognition from the manufacture of irrigation equipment and related parts and services (including tubular products for industrial customers) is generally upon shipment of the goods to the customer which is the same point in time that the customer is billed. The remote monitoring subscription services recognized as part of Technology Products and Services product line are primarily billed annually and revenue is recognized on a straight-line basis over the subsequent twelve months.

Disaggregation of revenue by product line is disclosed in the “Business Segments & Related Revenue Information” footnote.

Supplier Finance Program

In the first quarter of 2023, the Company adopted Accounting Standards Update No. 2022-04, Liabilities – Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, as well as early adopted the amendment on rollforward information. During 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Net cash flows provided by operating activities” in the Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022 were $42,516 and $48,880 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding at December 31, 2022	$48,880
Invoices confirmed during the period	135,729
Confirmed invoices paid during the period	(142,093)
Confirmed obligations outstanding at July 1, 2023	$42,516

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(2) ACQUISITIONS

Acquisitions of Businesses

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired) and subject to working capital adjustments. Approximately $1,850 of the purchase price was contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado, and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into our advanced Infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the first quarter of fiscal 2023.

The following table summarizes the fair values of the assets acquired and liabilities assumed of ConcealFab as of the date of acquisition:

June 1, 2022
Current assets	$21,133
Property, plant, and equipment	3,813
Goodwill	42,465
Customer relationships	26,200
Trade name	5,000
Other non-current assets	9,108
Total fair value of assets acquired	$107,719
Current liabilities	6,658
Long-term debt	2,038
Operating lease liabilities	7,812
Deferred income taxes	5,464
Other non-current liabilities	12
Total fair value of liabilities assumed	$21,984
Noncontrolling interest in consolidated subsidiaries	41,693
Net assets acquired	$44,042

Proforma disclosures were omitted for this acquisition as it does not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisition were insignificant for all fiscal years presented.

In July 2023, subsequent to the second quarter of fiscal 2023, the Company entered into a definitive agreement to acquire HR Products, a leading wholesale supplier of irrigation parts in Australia. The transaction is expected to close in the third quarter of fiscal 2023 with a total purchase price of approximately $60 million Australian dollars ($40 million United States (“U.S.”) dollars), subject to working capital adjustments.

Acquisitions of Noncontrolling Interests

On August 10, 2022, the Company acquired the remaining 9% of Convert Italy S.p.A. for $3,046. As this transaction was for the acquisition of all of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within “Shareholders’ equity” in the Condensed Consolidated Balance Sheets and as “Cash flows from financing activities” in the Condensed Consolidated Statements of Cash Flows.

On May 10, 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering Ltd. for $4,292. As this transaction was for the acquisition of all of the remaining shares of a consolidated subsidiary with no change in control, it was recorded within “Shareholders’ equity” in the Condensed Consolidated Balance Sheets and as “Cash flows from financing activities” in the Condensed Consolidated Statements of Cash Flows.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURES

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, reported in the Agriculture segment, for net proceeds of $6,369. A pre-tax gain of $2,994 is reported in “Other income (expenses)” in the Condensed Consolidated Statements of Earnings.

On November 30, 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business in Denmark, reported in the Other segment. The business was sold because it did not align with the long-term strategic plans for the Company. The offshore wind energy structures business’ historical annual sales, operating income, and net assets are not significant for discontinued operations presentation. The offshore wind energy structures business had an operating income of $516 for the thirteen weeks ended June 25, 2022, and an operating loss of $293 for the twenty-six weeks ended June 25, 2022.

At closing, in the fourth quarter of fiscal 2022, the Company received 90,000 Danish kroner ($12,570 U.S. dollars) with an additional 28,000 Danish kroner ($4,027 U.S. dollars) held in an escrow account subject to normal closing conditions before it will be released to the Company. The pre-tax loss recorded during the fourth quarter of fiscal 2022 from the divestiture was reported in “Other income (expenses)” in the Consolidated Statements of Earnings on Form 10-K. The loss was comprised of the proceeds and an asset recognized for the escrow funds not yet released from buyer, less deal-related costs and the net assets of the business.

(4) GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

The components of intangible assets as of July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$221,299	$151,454	$222,716	$145,502
Patents & proprietary technology	58,785	25,475	58,404	21,291
Trade names	2,850	848	2,850	645
Other	4,757	4,434	2,462	2,164
Non-amortizing intangible assets:
Trade names	60,248	—	59,785	—
	$347,939	$182,211	$346,217	$169,602

Amortizing intangible assets carry a remaining weighted average life of approximately 12 years. Amortization expense was $5,225 and $10,415 for the thirteen and twenty-six weeks ended July 1, 2023, respectively, and $5,531 and $11,380 for the thirteen and twenty-six weeks ended June 25, 2022, respectively. Based on amortizing intangible assets recognized in the Condensed Consolidated Balance Sheets as of July 1, 2023, amortization expense is estimated to average $13,293 for each of the next five fiscal years.

The useful lives assigned to finite-lived amortizing intangible assets included consideration of factors such as the Company’s past and expected experience related to customer retention rates, the remaining legal or contractual life of the underlying arrangement that resulted in the recognition of the intangible asset, and the Company’s expected use of the intangible asset.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In its determination of the non-amortizing intangible assets as indefinite-lived, the Company considered such factors as its expected future use of the intangible asset, legal, regulatory, technological, and competitive factors that may impact the useful life or value of the intangible asset, and the expected costs to maintain the value of the intangible asset. The Company expects that these intangible assets will maintain their value indefinitely. Accordingly, these assets are not amortized.

The Company’s trade names were tested for impairment as of August 27, 2022. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.

Goodwill

The carrying amount of goodwill by segment as of July 1, 2023 and December 31, 2022 was as follows:

	Infrastructure	Agriculture	Total
Gross balance at December 31, 2022	$473,551	$313,777	$787,328
Accumulated impairment losses	(47,467)	—	(47,467)
Balance at December 31, 2022	426,084	313,777	739,861
Divestiture	—	(160)	(160)
Foreign currency translation	4,166	404	4,570
Balance at July 1, 2023	$430,250	$314,021	$744,271

	Infrastructure	Agriculture	Total
Gross balance at July 1, 2023	$477,717	$314,021	$791,738
Accumulated impairment losses	(47,467)	—	(47,467)
Balance at July 1, 2023	$430,250	$314,021	$744,271

The Company’s annual impairment test of goodwill was performed as of August 27, 2022, using primarily the discounted cash flow method. The estimated fair value of all the Company’s reporting units exceeded their respective carrying value, so no goodwill impairments were recorded. During fiscal 2023, no goodwill impairments have been recorded.

(5) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended July 1, 2023 and June 25, 2022 were as follows:

	Twenty-six weeks ended
	July 1,	June 25,
	2023	2022
Interest	$27,387	$22,221
Income taxes	42,504	29,921

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(6) EARNINGS PER SHARE

The following table provides a reconciliation of the earnings and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Net earnings attributable to Valmont Industries, Inc.	$89,376	$76,108	$163,916	$138,419
Weighted average shares outstanding:
Basic weighted average shares outstanding	21,029	21,313	21,149	21,296
Dilutive effect of various stock awards	200	228	221	220
Diluted weighted average shares outstanding	21,229	21,541	21,370	21,516
Earnings per share:
Basic	$4.25	$3.57	$7.75	$6.50
Dilutive effect of various stock awards	(0.04)	(0.04)	(0.08)	(0.07)
Diluted	$4.21	$3.53	$7.67	$6.43

As of July 1, 2023 and June 25, 2022, there were 40,564 and 47,223 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share, respectively.

(7) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Condensed Consolidated Statements of Earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in AOCI until either the sale or substantially complete liquidation of the related subsidiaries.

Fair value of derivative instruments as of July 1, 2023 and December 31, 2022 was as follows:

		July 1,	December 31,
Derivatives designated as hedging instruments:	Balance Sheet location	2023	2022
Commodity forward contracts	Prepaid expenses and other current assets	$93	$—
Commodity forward contracts	Other accrued expenses	(2,311)	(3,854)
Foreign currency forward contracts	Prepaid expenses and other current assets	—	83
Cross currency swap contracts	Prepaid expenses and other current assets	2,974	5,385
Cross currency swap contracts	Other accrued expenses	(319)	(210)
		$437	$1,404

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 were as follows:

		Thirteen weeks ended		Twenty-six weeks ended
Derivatives designated as		July 1,	June 25,	July 1,	June 25,
hedging instruments:	Statement of Earnings location	2023	2022	2023	2022
Commodity forward contracts	Product cost of sales	$(1,078)	$(1,545)	$(5,063)	$498
Foreign currency forward contracts	Other income (expenses)	80	(234)	177	(85)
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross currency swap contracts	Interest expense	449	733	895	1,507
		$(565)	$(1,062)	$(4,023)	$1,888

Cash Flow Hedges

The Company enters into commodity forward contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period consumed. Notional amounts, purchase quantities, and maturity dates of these forward contracts as of July 1, 2023 were as follows:

	Notional	Total	Maturity
Commodity Type	Amount	Purchase Quantity	Dates
Steel hot rolled coil	$23,224	27,000 short tons	July 2023 to March 2024
Natural gas	5,391	1,154,000 MMBtu	July 2023 to May 2025
Diesel fuel	755	1,890,000 gallons	July 2023 to March 2024

During the first quarter of fiscal 2023, a subsidiary with a Euro functional currency entered into a foreign currency forward contract to mitigate foreign currency risk related to a large customer order denominated in U.S. dollars. The forward contract, which qualified as a fair value hedge, had a notional amount to sell $1,800 in exchange for a stated amount of Euros and matured in April 2023.

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

During the second half of fiscal 2022, the Company settled the DKK CCS and received proceeds of $3,532. Due to the sale of the offshore wind energy structures business in the fourth quarter of fiscal 2022, the Company reclassified the cumulative net investment hedge gain of $4,827 ($3,620 after tax) from AOCI to “Other income (expenses)” in the Consolidated Statements of Earnings as of December 31, 2022 on Form 10-K.

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

Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting and transportation, and telecommunications, along with coatings services to preserve metal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This comprised the offshore wind energy structures business and was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022.

The Company evaluates the performance of its reportable segments based upon operating income and return on invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expense, non-operating income and deductions, and income taxes.

Summary by Business

	Thirteen weeks ended		Twenty-six weeks ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
SALES:
Infrastructure	$770,595	$739,518	$1,506,701	$1,401,590
Agriculture	279,933	377,765	612,096	684,345
Other	—	25,432	—	44,086
Total	1,050,528	1,142,715	2,118,797	2,130,021
INTERSEGMENT SALES:
Infrastructure	(2,437)	(4,200)	(6,403)	(7,301)
Agriculture	(1,795)	(2,983)	(3,617)	(6,368)
Total	(4,232)	(7,183)	(10,020)	(13,669)
NET SALES:
Infrastructure	768,158	735,318	1,500,298	1,394,289
Agriculture	278,138	374,782	608,479	677,977
Other	—	25,432	—	44,086
Total	$1,046,296	$1,135,532	$2,108,777	$2,116,352

OPERATING INCOME (LOSS):
Infrastructure	$115,950	$84,127	$210,302	$162,443
Agriculture	49,251	58,046	102,574	95,521
Other	—	516	—	(293)
Corporate	(31,468)	(23,970)	(60,677)	(44,110)
Total	$133,733	$118,719	$252,199	$213,561

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended July 1, 2023
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$587,313	$140,981	$(3,613)	$724,681
International	183,282	138,952	(619)	321,615
Total	$770,595	$279,933	$(4,232)	$1,046,296

Product line:
Transmission, Distribution, and Substation	$314,307	$—	$—	$314,307
Lighting and Transportation	246,123	—	—	246,123
Coatings	91,120	—	(1,818)	89,302
Telecommunications	67,738	—	—	67,738
Solar	51,307	—	(619)	50,688
Irrigation Equipment and Parts	—	252,457	(1,795)	250,662
Technology Products and Services	—	27,476	—	27,476
Total	$770,595	$279,933	$(4,232)	$1,046,296

	Twenty-six weeks ended July 1, 2023
	Infrastructure	Agriculture	Intersegment Sales	Consolidated
Geographical market:
North America	$1,171,396	$323,850	$(8,987)	$1,486,259
International	335,305	288,246	(1,033)	622,518
Total	$1,506,701	$612,096	$(10,020)	$2,108,777

Product line:
Transmission, Distribution, and Substation	$629,127	$—	$—	$629,127
Lighting and Transportation	475,259	—	—	475,259
Coatings	181,234	—	(5,370)	175,864
Telecommunications	135,875	—	—	135,875
Solar	85,206	—	(1,033)	84,173
Irrigation Equipment and Parts	—	551,638	(3,617)	548,021
Technology Products and Services	—	60,458	—	60,458
Total	$1,506,701	$612,096	$(10,020)	$2,108,777

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended June 25, 2022
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$559,864	$203,488	$—	$(6,716)	$756,636
International	179,654	174,277	25,432	(467)	378,896
Total	$739,518	$377,765	$25,432	$(7,183)	$1,135,532

Product line:
Transmission, Distribution, and Substation	$295,835	$—	$—	$—	$295,835
Lighting and Transportation	246,652	—	—	—	246,652
Coatings	90,321	—	—	(4,200)	86,121
Telecommunications	78,539	—	—	—	78,539
Solar	28,171	—	25,432	—	53,603
Irrigation Equipment and Parts	—	347,585	—	(2,983)	344,602
Technology Products and Services	—	30,180	—	—	30,180
Total	$739,518	$377,765	$25,432	$(7,183)	$1,135,532

	Twenty-six weeks ended June 25, 2022
	Infrastructure	Agriculture	Other	Intersegment Sales	Consolidated
Geographical market:
North America	$1,065,844	$385,743	$—	$(13,202)	$1,438,385
International	335,746	298,602	44,086	(467)	677,967
Total	$1,401,590	$684,345	$44,086	$(13,669)	$2,116,352

Product line:
Transmission, Distribution, and Substation	$577,435	$—	$—	$—	$577,435
Lighting and Transportation	459,419	—	—	—	459,419
Coatings	172,297	—	—	(7,301)	164,996
Telecommunications	139,935	—	—	—	139,935
Solar	52,504	—	44,086	—	96,590
Irrigation Equipment and Parts	—	625,619	—	(6,368)	619,251
Technology Products and Services	—	58,726	—	—	58,726
Total	$1,401,590	$684,345	$44,086	$(13,669)	$2,116,352

A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022 was as follows:

	Thirteen weeks ended July 1, 2023			Twenty-six weeks ended July 1, 2023
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$451,885	$316,273	$768,158	$863,102	$637,196	$1,500,298
Agriculture	270,811	7,327	278,138	595,017	13,462	608,479
Total	$722,696	$323,600	$1,046,296	$1,458,119	$650,658	$2,108,777

	Thirteen weeks ended June 25, 2022			Twenty-six weeks ended June 25, 2022
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$429,291	$306,027	$735,318	$798,481	$595,808	$1,394,289
Agriculture	368,175	6,607	374,782	665,781	12,196	677,977
Other	—	25,432	25,432	—	44,086	44,086
Total	$797,466	$338,066	$1,135,532	$1,464,262	$652,090	$2,116,352

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

Results of Operations

	Thirteen weeks ended			Twenty-six weeks ended
Dollars in millions, except per share amounts	July 1, 2023	June 25, 2022	Percent Change	July 1, 2023	June 25, 2022	Percent Change
Consolidated
Net sales	$1,046.3	$1,135.5	(7.9)%	$2,108.8	$2,116.4	(0.4)%
Gross profit	329.4	292.6	12.6%	638.0	541.8	17.8%
as a percent of sales	31.5%	25.8%		30.3%	25.6%
Selling, general, and administrative expenses	195.7	173.9	12.5%	385.8	328.2	17.6%
as a percent of sales	18.7%	15.3%		18.3%	15.5%
Operating income	133.7	118.7	12.6%	252.2	213.6	18.1%
as a percent of sales	12.8%	10.5%		12.0%	10.1%
Net interest expense	14.4	11.1	29.3%	26.6	22.1	20.4%
Effective tax rate	26.4%	27.6%		28.2%	27.2%
Net earnings attributable to Valmont Industries, Inc.	89.4	76.1	17.4%	163.9	138.4	18.4%
Diluted earnings per share	$4.21	$3.53	19.3%	$7.67	$6.43	19.3%
Infrastructure
Net sales	$768.2	$735.3	4.5%	$1,500.3	$1,394.3	7.6%
Gross profit	224.8	180.0	24.9%	425.3	346.1	22.9%
Selling, general, and administrative expenses	108.9	95.9	13.6%	215.0	183.6	17.1%
Operating income	115.9	84.1	37.8%	210.3	162.5	29.4%
Agriculture
Net sales	$278.1	$374.8	(25.8)%	$608.5	$678.0	(10.3)%
Gross profit	104.6	110.5	(5.3)%	212.7	192.8	10.3%
Selling, general, and administrative expenses	55.3	52.4	5.5%	110.1	97.3	13.2%
Operating income	49.3	58.1	(15.2)%	102.6	95.5	7.4%
Other
Net sales	$—	$25.4	NM	$—	$44.1	NM
Gross profit	—	2.1	NM	—	2.9	NM
Selling, general, and administrative expenses	—	1.6	NM	—	3.2	NM
Operating income (loss)	—	0.5	NM	—	(0.3)	NM
Corporate
Selling, general, and administrative expenses	$31.5	$24.0	31.3%	$60.7	$44.1	37.6%
Operating loss	(31.5)	(24.0)	31.3%	(60.7)	(44.1)	37.6%

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales were lower in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, with lower sales in the Agriculture segment partially offset by higher sales in the Infrastructure segment. Both quarters of fiscal 2023 were also impacted by the decrease in sales in the Other segment due to the divestiture of the offshore wind energy structures business in the fourth quarter of fiscal 2022.

Steel prices for both hot rolled coil and plate have remained volatile over the past two fiscal years, especially in North America. Decreases in the average cost of consumed steel combined with recent customer pricing strategy mechanisms more than offset overall decreases in volumes in both the Infrastructure and Agriculture segments on a consolidated basis for the second quarter and first half of fiscal 2023.

In July 2023, subsequent to the second quarter of fiscal 2023, the Company entered into a definitive agreement to acquire HR Products, a leading wholesale supplier of irrigation parts in Australia, for approximately $60 million Australian dollars ($40 million United States (“U.S.”) dollars), subject to working capital adjustments. The transaction is expected to close in the third quarter of fiscal 2023 and will be funded with cash on-hand. Its operations will be reported in the Agriculture segment.

In the second quarter of fiscal 2022, the Company acquired approximately 51% of ConcealFab, a telecommunications technology company that offers 5G infrastructure and passive intermodulation mitigation solutions in Colorado, reported in the Infrastructure segment.

In the second quarter of fiscal 2023, the Company divested Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, reported in the Agriculture segment.

In the fourth quarter of fiscal 2022, the Company divested Valmont SM, an offshore wind energy structures business in Denmark, reported in the Other segment.

Non-cash items of note impacting the comparability of results from net earnings for the second quarter and first half of fiscal 2023 included amortization of identified intangible assets of $1.6 million ($1.3 million after-tax) and $3.3 million ($2.5 million after-tax), respectively, and stock-based compensation expense for the employees from the Prospera subsidiary acquired in the second quarter of fiscal 2021, totaling $2.3 million ($2.1 million after-tax) and $4.3 million ($3.9 million after-tax), respectively. These items were recognized within selling, general, and administrative expenses (“SG&A”) in the Agriculture segment.

Non-cash items of note impacting the comparability of results from net earnings for the second quarter and first half of fiscal 2022 included amortization of identified intangible assets of $1.6 million ($1.3 million after-tax) and $3.3 million ($2.5 million after-tax), respectively, and stock-based compensation expense for the employees from the Prospera subsidiary acquired in the second quarter of fiscal 2021, totaling $2.5 million ($2.3 million after-tax) and $5.0 million ($4.6 million after-tax), respectively. These items were recognized within SG&A in the Agriculture segment.

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

Reportable Segments

In addition to the two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This comprised the offshore wind energy structures business and was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022. All prior period information has been recast to reflect this change in reportable segments. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

Backlog

The consolidated backlog of unshipped orders as of July 1, 2023 was approximately $1.5 billion compared with approximately $1.7 billion as of December 31, 2022.

Currency Translation

In the second quarter and first half of fiscal 2023, we realized an increase in consolidated operating income, as compared with the same periods of fiscal 2022, despite negative currency translation effects. The breakdown of this effect by segment for the second quarter and the first half of 2023 was as follows:

Dollars in millions	Total	Infrastructure	Agriculture	Corporate
Second quarter	$(1.2)	$(0.9)	$(0.4)	$0.1
Year-to-date	(2.0)	(1.4)	(0.7)	0.1

Gross Profit, SG&A, and Operating Income

At a consolidated level, gross profit and gross profit as a percentage of sales were higher in the second quarter and first half of fiscal 2023, as compared with the same periods of fiscal 2022. Gross profit mainly increased due to higher average selling prices and more favorable input costs more than offsetting lower sales volumes for the second quarter. Gross profit for the Infrastructure segment was higher in both the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022. Gross profit for the Agriculture segment was lower in the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, primarily due to the impact of the lower sales volumes.

The increase in consolidated SG&A in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, was primarily driven by increased compensation costs as a result of inflationary wage increases as well as incremental expenses related to the June 2022 acquisition of ConcealFab. In addition, the Company incurred additional bad debt reserve charges during the first half of fiscal 2023, as compared to the first half of 2022, including approximately $2.7 million related to a Telecommunications customer that became insolvent.

The increase in consolidated operating income in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, was primarily due to the increase in gross profit partially offset by the increase in SG&A.

Net Interest Expense

Interest expense increased in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to additional borrowings on the revolving line of credit along with increasing interest rates.

Other Income / Expenses (including Gain (loss) on Investments - Unrealized)

Amounts in “Gain (loss) on investments - unrealized" include changes in the market value of deferred compensation assets which are offset by an equal opposite amount included SG&A for the corresponding change in the valuation of deferred compensation liabilities. Other items included in other income / expenses are pension expense and a $3.0 million gain related to the sale of Torrent Engineering and Equipment in the second quarter of fiscal 2023. Pension expense for the second quarter of fiscal 2023 was $0.1 million compared to a benefit of $2.5 million for the second quarter of fiscal 2022. Pension expense for the first half of fiscal 2023 totaled $0.1 million compared to a benefit of $5.2 million for the first half of fiscal 2022.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of fiscal 2023 was 26.4% and 28.2%, respectively, compared to 27.6% and 27.2% in the same periods of fiscal 2022. The change in the effective tax rate was primarily due to a change in geographic mix of earnings.

Loss (Earnings) Attributable to Noncontrolling Interests

Loss (earnings) attributable to noncontrolling interests were lower in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, reflecting the operating results of the subsidiaries the Company does not own 100%.

Cash Flows from Operating Activities

Our cash flows provided by operating activities were $109.5 million in the first half of fiscal 2023, as compared with $68.0 million in the first half of fiscal 2022. The increase was primarily the result of the increase in net earnings and changes in working capital levels.

Infrastructure Segment

	Thirteen weeks ended
	July 1,	June 25,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	$314.4	$295.8	$18.6	6.2%
Lighting and Transportation	246.1	246.7	(0.6)	(0.2)%
Coatings	91.1	90.3	0.8	0.9%
Telecommunications	67.7	78.5	(10.8)	(13.8)%
Solar	51.3	28.2	23.1	82.1%
Total	$770.6	$739.5	$31.1	4.2%

Operating Income	$115.9	$84.1	$31.8	37.8%

	Twenty-six weeks ended
	July 1,	June 25,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	$629.1	$577.4	$51.7	9.0%
Lighting and Transportation	475.3	459.4	15.9	3.5%
Coatings	181.2	172.3	8.9	5.2%
Telecommunications	135.9	139.9	(4.0)	(2.9)%
Solar	85.2	52.6	32.6	62.0%
Total	$1,506.7	$1,401.6	$105.1	7.5%

Operating Income	$210.3	$162.5	$47.8	29.4%

Net sales in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, were higher by approximately $32.9 million and $106.0 million, respectively. This was primarily driven by increased average selling prices. Net sales for the first half of fiscal 2023 were also impacted by higher volumes compared to the first half of fiscal 2022. Increased volumes for the first quarter of fiscal 2023, as compared to the first quarter of fiscal 2022, were partially offset by decreased volumes for the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022, primarily related to Telecommunications. International sales were impacted by unfavorable currency translation effects of $8.4 million and $19.2 million for the second quarter and first half of fiscal 2023, respectively, as compared to the same periods of fiscal 2022.

Transmission, Distribution, and Substation sales increased in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to higher average selling prices and higher sales volumes.

Lighting and Transportation sales were primarily flat in the second quarter and increased in the first half of fiscal 2023, as compared to the same periods of fiscal 2022. Sales for the second quarter of fiscal 2023, as compared to the same period of fiscal 2022, were impacted by a decrease in volume, offset by higher average sales prices. The increase for the first half of fiscal 2023, as compared to the first half of 2022, was driven by the benefit of comparatively higher volumes in the first quarter of fiscal 2023, as well as increased average selling prices in both quarters. The first quarter and first half of fiscal 2023 were also negatively impacted by unfavorable currency translation effects totaling approximately $4.2 million and $10.0 million, respectively, as compared to the same periods of fiscal 2022.

Telecommunications sales decreased in the second quarter and first half of fiscal 2023, as compared with the same periods of fiscal 2022, due primarily to decreased sales volumes. This was partially offset by increased sales from the second quarter of fiscal 2022 acquisition of ConcealFab along with higher average selling prices.

Coatings sales increased in the second quarter and first half of fiscal 2023, as compared with the same periods of fiscal 2022, due to higher average selling prices.

Solar sales increased in the second quarter and first half of fiscal 2023, as compared with the same periods of fiscal 2022, due to increased sales volumes.

Gross profit and gross profit margin were higher in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022. The customer contractual pricing mechanisms and selling price management initiatives led to an increase in average selling prices and improved profit margins. SG&A was higher in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to higher employment costs mostly attributed to inflationary wage increases, incremental SG&A from the June 2022 acquisition of ConcealFab totaling $2.2 million and $5.4 for the second quarter and first half of 2023, as compared to the same periods of fiscal 2022, respectively, and increased bad debt reserve charges including approximately $2.7 million related to a Telecommunications customer that became insolvent. The increase in operating income for the second quarter and first half of fiscal 2023, as compared with the same periods of fiscal 2022, is also due to the increase in average selling prices and gross profit improvements.

Agriculture Segment

	Thirteen weeks ended
	July 1,	June 25,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
North America	$140.9	$203.5	$(62.6)	(30.7)%
International	139.0	174.3	(35.3)	(20.3)%
Total	$279.9	$377.8	$(97.9)	(25.9)%

Operating Income	$49.3	$58.1	$(8.8)	(15.2)%

	Twenty-six weeks ended
	July 1,	June 25,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
North America	$323.9	$385.7	$(61.8)	(16.0)%
International	288.2	298.6	(10.4)	(3.5)%
Total	$612.1	$684.3	$(72.2)	(10.6)%

Operating Income	$102.6	$95.5	$7.1	7.4%

Agriculture segment net sales decreased for the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022. The benefit of higher average selling prices of irrigation equipment was more than offset by lower volumes. In North America, the decrease in sales for the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, was impacted by growers’ decisions to delay capital investments this season due to general economic uncertainty and a number of macroeconomic factors including higher interest rates, continued inflationary pressures, and recessionary fears. The second quarter and first half of fiscal 2022 also comparatively benefited from the ongoing delivery of record fiscal 2021 year-end backlog. International sales decreased in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022. Increased sales volumes in Brazil were more than offset by lower sales volumes in the Europe, Middle East, and Africa region, partially due to the timing of project sales. Sales of technology-related products and services decreased due to lower irrigation equipment volumes.

Gross profit decreased in the second quarter and increased in the first half of fiscal 2023, as compared to the same periods of fiscal 2022. This was primarily attributed to higher average selling prices which was reduced by decreased volumes in the second quarter of fiscal 2023. SG&A was higher in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to higher employment costs, mostly attributed to inflationary wage increases. Operating income was lower in the second quarter and higher in the first half of fiscal 2023, as compared to the same periods of fiscal 2022. This was due primarily to the reduction in volume experienced in the second quarter of fiscal 2023.

Other

In November 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business with operations in Denmark.

Corporate

Corporate SG&A was higher in the second quarter and first half of fiscal 2023, as compared to the same periods of fiscal 2022. The increase is primarily due to inflationary wage and incentive increases, incremental expense from changes in the valuation of deferred compensation plan liabilities, and increased expense from our trade accounts receivable sale program attributed to higher interest rates. Charges related to changes in deferred compensation plan liabilities are offset by an opposite change in an equal amount included in “Other income (expenses)” for the change in deferred compensation plan assets.

Liquidity and Capital Resources

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth;
●	dividends on common stock in the range of 15% of the prior fiscal year’s fully diluted net earnings;
●	acquisitions; and
●	return of capital to shareholders through share repurchases.

We intend to manage our capital structure to maintain our investment grade debt rating. Our most recent ratings were Baa3 by Moody’s Investors Service, Inc., BBB- by Fitch Ratings, Inc., and BBB+ by S&P Global Ratings. We would be willing to allow our debt rating to fall to BBB- to finance a special acquisition or other opportunity. We expect to maintain a ratio of debt to invested capital which will support our current investment grade debt rating.

The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of July 1, 2023, we have acquired approximately 7.1 million shares for approximately $1,053.7 million under this share repurchase program.

On February 28, 2023, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.60 per share, or a rate of $2.40 per share on an annualized basis, an increase of 9% from the prior quarterly cash dividend of $0.55 per share.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution which allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of July 1, 2023 and December 31, 2022, our accounts payable on our Condensed Consolidated Balance Sheets included $42.5 million and $48.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of July 1, 2023 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of July 1, 2023 principally consisted of:

●	$450 million face value ($433.3 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044.
●	$305 million face value ($295.1 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.

Our revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2026.

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

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”) (based on a 1-, 3- or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior, unsecured, long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.; or

(c)	daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.

A commitment fee is also required under the revolving credit facility which accrues at 10 to 25 basis points, depending on the credit rating of our senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc., on the average daily unused portion of the commitments under the revolving credit agreement.

As of July 1, 2023 and December 31, 2022, we had outstanding borrowings of $222.7 million and $140.5 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. As of July 1, 2023, we had the ability to borrow $577.1 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.2 million; $36.5 million of which was unused as of July 1, 2023.

Our senior, unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

The revolving credit facility requires maintenance of a financial leverage ratio, measured as of the last day of each of our fiscal quarters, of 3.50 or less. The leverage ratio is the ratio of: (a) interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million) to (b) earnings before interest, taxes, depreciation, and amortization, adjusted for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations (“Adjusted EBITDA”). The leverage ratio is permitted to increase from 3.50 to 3.75 for the four consecutive fiscal quarters after certain material acquisitions.

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

As of July 1, 2023, we were in compliance with all covenants related to these debt agreements.

The calculation of Adjusted EBITDA for the last four fiscal quarters and the leverage ratio are presented in the tables below in Selected Financial Measures.

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

Our businesses are cyclical, but we have diversity in our markets, from a product, customer, and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, our senior unsecured notes, and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs.

We have cash balances of $166.9 million as of July 1, 2023 with approximately $139.3 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of July 1, 2023, we have a liability for foreign withholding taxes and U.S. state income taxes of $2.1 million and $0.9 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the twenty-six weeks ended July 1, 2023 and June 25, 2022:

	Twenty-six weeks ended
	July 1,	June 25,
Dollars in thousands	2023	2022
Net cash flows provided by operating activities	$109,546	$68,019
Net cash flows used in investing activities	(34,046)	(87,811)
Net cash flows (used in) provided by financing activities	(94,154)	570

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $109.5 million in the first half of fiscal 2023, as compared with $68.0 million in the first half of fiscal 2022. The increase in operating cash flows in the first half of fiscal 2023, as compared with the first half of fiscal 2022, was primarily the result of the increase in operating income along with overall favorable changes in net working capital, partially offset by $12.6 million and $5.2 million increases in tax and interest payments, respectively, for the first half of fiscal 2023, as compared to the first half of fiscal 2022.

Investing Cash Flows – Cash used in investing activities totaled $34.0 million in the first half of fiscal 2023, as compared to $87.8 million in the first half of fiscal 2022. Investing activities in the first half of fiscal 2023 primarily included capital spending of $45.4 million, partially offset by proceeds from a divestiture of $6.4 million and proceeds from property damage insurance claims of $4.8 million. Investing activities in the first half of fiscal 2022 primarily included capital spending of $49.7 million and the acquisition of ConcealFab for $39.3 million. We expect our capital expenditures to be in the range of $105 million to $115 million for fiscal 2023.

Financing Cash Flows – Cash used in financing activities totaled $94.2 million in the first half of fiscal 2023, compared to cash provided by financing activities of $0.6 million in the first half of fiscal 2022. Our total interest-bearing debt was $955.4 million as of July 1, 2023 and $878.0 million as of December 31, 2022. The financing cash used in the first half of fiscal 2023 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $179.9 million, offset by principal payments on our long-term debt and short-term borrowings of $103.7 million, dividends paid of $24.4 million, the purchase of treasury shares of $135.1 million, and $10.2 million of net activity from stock options and incentive plans, including the associated withholding tax payments. The financing cash provided in the first half of fiscal 2022 was primarily the result of borrowings on the revolving credit agreement of $201.5 million, mostly offset by principal payments on our long-term debt and short-term borrowings of $166.1 million, dividends paid of $22.3 million, the purchase of treasury shares of $9.8 million, and the purchase of a noncontrolling interest of $4.3 million.

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

Combined financial information is as follows:

Supplemental Combined Parent and Guarantors Financial Information

For the thirteen and twenty-six weeks ended July 1, 2023 and June 25, 2022

	Thirteen weeks ended		Twenty-six weeks ended
Dollars in thousands	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$685,778	$734,500	$1,401,249	$1,396,249
Gross profit	210,310	180,909	401,805	345,268
Operating income	86,175	73,044	158,007	142,137
Net earnings	52,945	46,029	73,156	88,337
Net earnings attributable to Valmont Industries, Inc.	52,497	46,582	72,540	90,525

Supplemental Combined Parent and Guarantors Financial Information

July 1, 2023 and December 31, 2022

Dollars in thousands	July 1, 2023	December 31, 2022
Current assets	$739,152	$769,263
Non-current assets	884,346	925,088
Current liabilities	359,226	459,961
Non-current liabilities	1,264,797	1,189,548
Noncontrolling interest in consolidated subsidiaries	2,228	1,612

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $157,484 and $205,424 as of July 1, 2023 and December 31, 2022, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $180,632 and $200,522 as of July 1, 2023 and December 31, 2022, respectively.

Selected Financial Measures

We are including the following financial measures for the Company.

Adjusted EBITDA – Adjusted EBITDA is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50 times Adjusted EBITDA (or 3.75 times Adjusted EBITDA after certain material acquisitions), calculated on a rolling four fiscal quarter basis. The bank agreements outline adjustments for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations, to be included in the calculation of Adjusted EBITDA. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of Adjusted EBITDA for the last four fiscal quarters (June 26, 2022 to July 1, 2023) is as follows:

Four Fiscal
Quarters Ended
Dollars in thousands	July 1, 2023
Net earnings attributable to Valmont Industries, Inc.	$276,360
Interest expense	52,907
Income tax expense	119,757
Depreciation and amortization expense	97,947
Stock based compensation	42,123
Loss on divestiture of offshore wind energy structures business	33,273
Adjusted EBITDA	$622,367

Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Leverage Ratio – Leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50 million (but not exceeding $500 million) divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.50 (or 3.75 after certain material acquisitions), calculated on a rolling four fiscal quarter basis. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of this ratio as of July 1, 2023, is as follows:

Dollars in thousands	July 1, 2023
Interest-bearing debt, excluding origination fees and discounts of $26,650	$982,060
Less: cash and cash equivalents in excess of $50 million	116,907
Net indebtedness	$865,153
Adjusted EBITDA	622,367
Leverage ratio	1.39

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Financial Commitments

There have been no material changes to our financial obligations and financial commitments as described on page 33 on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies

There were no changes in our critical accounting policies as described on pages 38 to 41 on Form 10-K for the fiscal year ended December 31, 2022 during the thirteen weeks ended July 1, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in the Company’s market risk during the thirteen weeks ended July 1, 2023. For additional information, refer to the section "Risk Management" on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Maximum
	Total Number		Publicly	Number of
	of		Announced Plans	Shares that may yet
	Shares	Average Price	or	be Purchased under the
Period	Purchased	paid per share	Programs	Program (1)
April 2, 2023 to April 29, 2023	—	$—	—	$370,304,000
April 30, 2023 to June 3, 2023	66,988	283.34	66,988	351,324,000
June 4, 2023 to July 1, 2023	18,312	274.12	18,312	346,304,000
Total	85,300	$281.36	85,300	$346,304,000

(1)	On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company’s outstanding common stock with no stated expiration date. On February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400 million, with no stated expiration date, bringing the total authorization to $1.4 billion. As of July 1, 2023, we have acquired 7,055,205 shares for approximately $1,053.7 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits
Exhibit No.	Description
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned hereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TIMOTHY P. FRANCIS
Timothy P. Francis
Interim Chief Financial Officer

Dated the 1st day of August, 2023