Form 10-Q
period 2023-09-30
VALMONT INDUSTRIES INC
filed 2023-11-06
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	VMI	New York Stock Exchange

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

20,890,609

Outstanding shares of common stock as of October 30, 2023

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022	4
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2023 and September 24, 2022	6
	Condensed Consolidated Statements of Shareholders’ Equity for the thirty-nine weeks ended September 30, 2023 and September 24, 2022	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37
Signatures		38

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Product sales	$949,217	$999,131	$2,853,098	$2,926,290
Service sales	101,078	98,251	305,974	287,444
Net sales	1,050,295	1,097,382	3,159,072	3,213,734
Product cost of sales	669,472	739,353	2,002,675	2,193,846
Service cost of sales	65,712	72,551	203,304	192,623
Total cost of sales	735,184	811,904	2,205,979	2,386,469
Gross profit	315,111	285,478	953,093	827,265
Selling, general, and administrative expenses	194,277	175,506	580,060	503,732
Impairment of long-lived assets	140,844	—	140,844	—
Realignment charges	4,180	—	4,180	—
Operating income (loss)	(24,190)	109,972	228,009	323,533
Other income (expenses):
Interest expense	(13,472)	(11,629)	(41,494)	(34,278)
Interest income	3,186	507	4,579	1,019
Gain (loss) on investments - unrealized	(344)	(901)	1,791	(4,306)
Other	165	2,822	(1,599)	8,537
Total other income (expenses)	(10,465)	(9,201)	(36,723)	(29,028)
Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries	(34,655)	100,771	191,286	294,505
Income tax expense (benefit):
Current	29,654	33,278	91,801	83,311
Deferred	(14,193)	(5,455)	(12,562)	(2,780)
Total income tax expense	15,461	27,823	79,239	80,531
Earnings (loss) before equity in loss of nonconsolidated subsidiaries	(50,116)	72,948	112,047	213,974
Equity in loss of nonconsolidated subsidiaries	(199)	(18)	(1,219)	(931)
Net earnings (loss)	(50,315)	72,930	110,828	213,043
Loss (earnings) attributable to noncontrolling interests	1,287	(818)	4,060	(2,512)
Net earnings (loss) attributable to Valmont Industries, Inc.	$(49,028)	$72,112	$114,888	$210,531
Earnings (loss) per share:
Basic	$(2.34)	$3.38	$5.45	$9.88
Diluted	$(2.34)	$3.34	$5.40	$9.77

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Net earnings (loss)	$(50,315)	$72,930	$110,828	$213,043
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation loss	(28,342)	(46,000)	(8,186)	(78,050)
Hedging activities:
Unrealized loss on commodity hedges	(397)	(2,233)	(3,212)	(1,185)
Realized loss on commodity hedges recorded in earnings	743	1,546	4,540	1,048
Unrealized gain on cross currency swaps	2,072	5,592	721	10,873
Amortization cost included in interest expense	(12)	(16)	(40)	(48)
Total hedging activities	2,406	4,889	2,009	10,688
Net gain on defined benefit pension plan	95	115	281	371
Other comprehensive loss	(25,841)	(40,996)	(5,896)	(66,991)
Comprehensive income (loss)	(76,156)	31,934	104,932	146,052
Comprehensive loss (income) attributable to noncontrolling interests	1,098	242	3,233	(514)
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$(75,058)	$32,176	$108,165	$145,538

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$172,566	$185,406
Receivables, net	673,999	604,181
Inventories	693,629	728,762
Contract assets	169,931	174,539
Prepaid expenses and other current assets	97,302	87,697
Total current assets	1,807,427	1,780,585
Property, plant, and equipment, at cost	1,477,062	1,433,151
Less accumulated depreciation	(873,083)	(837,573)
Property, plant, and equipment, net	603,979	595,578
Goodwill	635,017	739,861
Other intangible assets, net	140,252	176,615
Defined pension benefit asset	42,683	24,216
Other non-current assets	256,821	240,141
Total assets	$3,486,179	$3,556,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$941	$1,194
Notes payable to banks	3,639	5,846
Accounts payable	355,934	360,312
Accrued employee compensation and benefits	115,201	124,355
Contract liabilities	88,600	172,915
Other accrued expenses	145,672	123,965
Income taxes payable	2,062	3,664
Dividends payable	12,533	11,742
Total current liabilities	724,582	803,993
Deferred income taxes	20,885	41,091
Long-term debt, excluding current installments	977,260	870,935
Operating lease liabilities	160,521	155,469
Deferred compensation	30,801	30,316
Other non-current liabilities	13,418	13,480
Total liabilities	1,927,467	1,915,284
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,657,174	2,593,039
Accumulated other comprehensive loss	(281,632)	(274,909)
Treasury stock	(901,700)	(765,183)
Total Valmont Industries, Inc. shareholders’ equity	1,501,742	1,580,847
Noncontrolling interest in consolidated subsidiaries	56,970	60,865
Total shareholders’ equity	1,558,712	1,641,712
Total liabilities and shareholders’ equity	$3,486,179	$3,556,996

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine weeks ended
	September 30,	September 24,
	2023	2022
Cash flows from operating activities:
Net earnings	$110,828	$213,043
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	73,638	72,803
Contribution to defined benefit pension plan	(15,259)	(17,155)
Impairment of long-lived assets	140,844	—
Gain on divestiture	(2,994)	—
Stock-based compensation	28,810	29,998
Defined benefit pension plan expense (benefit)	186	(7,597)
Loss on sale of property, plant, and equipment	822	790
Equity in loss of nonconsolidated subsidiaries	1,219	931
Deferred income taxes	(12,562)	(2,780)
Changes in assets and liabilities:
Receivables	(66,190)	(60,450)
Inventories	50,133	(31,143)
Contract assets	4,419	(76,887)
Prepaid expenses and other assets (current and non-current)	(20,986)	6,738
Accounts payable	(11,212)	37,787
Contract liabilities	(88,293)	(10,051)
Accrued expenses	11,022	10,904
Income taxes payable	10,557	26,107
Other non-current liabilities	(24,114)	(9,312)
Net cash flows provided by operating activities	190,868	183,726
Cash flows from investing activities:
Purchase of property, plant, and equipment	(71,233)	(67,122)
Proceeds from divestiture, net of cash divested	6,369	—
Proceeds from sale of assets	1,565	71
Proceeds from property damage insurance claims	6,770	—
Acquisitions, net of cash acquired	(31,839)	(39,287)
Other, net	(898)	(108)
Net cash flows used in investing activities	(89,266)	(106,446)
Cash flows from financing activities:
Proceeds from short-term borrowings	24,649	4,137
Payments on short-term borrowings	(27,290)	(12,366)
Proceeds from long-term borrowings	215,012	235,470
Principal payments on long-term borrowings	(109,335)	(251,155)
Proceeds from settlement of financial derivatives	—	2,243
Dividends paid	(36,983)	(34,080)
Dividends to noncontrolling interest	(662)	—
Purchase of noncontrolling interests	—	(7,338)
Purchase of treasury shares	(166,663)	(20,491)
Proceeds from exercises under stock plans	5,348	8,778
Tax withholdings on exercises under stock plans	(15,567)	(4,341)
Net cash flows used in financing activities	(111,491)	(79,143)
Effect of exchange rate changes on cash and cash equivalents	(2,951)	(9,148)
Net change in cash and cash equivalents	(12,840)	(11,011)
Cash and cash equivalents—beginning of period	185,406	177,232
Cash and cash equivalents—end of period	$172,566	$166,221

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance as of December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$60,865	$1,641,712
Net earnings (loss)	—	—	74,540	—	—	(2,195)	72,345
Other comprehensive income	—	—	—	8,776	—	293	9,069
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	—	(12,634)
Dividends to noncontrolling interests	—	—	—	—	—	(662)	(662)
Purchase of treasury shares; 356,887 shares acquired	—	—	—	—	(111,115)	—	(111,115)
Stock option and incentive plans	—	—	(19,317)	—	19,002	—	(315)
Balance as of April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$58,301	$1,598,400
Net earnings (loss)	—	—	89,376	—	—	(578)	88,798
Other comprehensive income	—	—	—	10,531	—	345	10,876
Cash dividends declared ($0.60 per share)	—	—	(12,607)	—	—	—	(12,607)
Purchase of treasury shares; 85,300 shares acquired	—	—	—	—	(25,132)	—	(25,132)
Stock option and incentive plans	—	—	(2,015)	—	11,972	—	9,957
Balance as of July 1, 2023	$27,900	$—	$2,710,382	$(255,602)	$(870,456)	$58,068	$1,670,292
Net loss	—	—	(49,028)	—	—	(1,287)	(50,315)
Other comprehensive income (loss)	—	—	—	(26,030)	—	189	(25,841)
Cash dividends declared ($0.60 per share)	—	—	(12,532)	—	—	—	(12,532)
Purchase of treasury shares; 126,482 shares acquired	—	—	—	—	(31,841)	—	(31,841)
Stock option and incentive plans	—	—	8,352	—	597	—	8,949
Balance as of September 30, 2023	$27,900	$—	$2,657,174	$(281,632)	$(901,700)	$56,970	$1,558,712

				Accumulated		Noncontrolling
		Additional		other		interest in	Total
	Common	paid-in	Retained	comprehensive	Treasury	consolidated	shareholders’
	stock	capital	earnings	income (loss)	stock	subsidiaries	equity
Balance as of December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$26,750	$1,413,597
Net earnings	—	—	62,311	—	—	595	62,906
Other comprehensive income	—	—	—	30,967	—	1,093	32,060
Cash dividends declared ($0.55 per share)	—	—	(11,721)	—	—	—	(11,721)
Stock option and incentive plans	—	3,772	—	—	3,877	—	7,649
Balance as of March 26, 2022	$27,900	$5,251	$2,444,897	$(232,160)	$(769,835)	$28,438	$1,504,491
Net earnings	—	—	76,108	—	—	1,099	77,207
Other comprehensive loss	—	—	—	(56,024)	—	(2,031)	(58,055)
Cash dividends declared ($0.55 per share)	—	—	(11,743)	—	—	—	(11,743)
Purchase of noncontrolling interest	—	189	—	—	—	(4,481)	(4,292)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	41,743	41,743
Purchase of treasury shares; 38,804 shares acquired	—	—	—	—	(9,776)	—	(9,776)
Stock option and incentive plans	—	(1,119)	—	—	14,694	—	13,575
Balance as of June 25, 2022	$27,900	$4,321	$2,509,262	$(288,184)	$(764,917)	$64,768	$1,553,150
Net earnings	—	—	72,112	—	—	818	72,930
Other comprehensive loss	—	—	—	(39,936)	—	(1,060)	(40,996)
Cash dividends declared ($0.55 per share)	—	—	(11,733)	—	—	—	(11,733)
Purchase of noncontrolling interest	—	1,410	—	—	—	(4,456)	(3,046)
Addition of noncontrolling interest due to acquisition	—	—	—	—	—	(50)	(50)
Purchase of treasury shares; 38,606 shares acquired	—	—	—	—	(10,715)	—	(10,715)
Stock option and incentive plans	—	7,520	—	—	5,691	—	13,211
Balance as of September 24, 2022	$27,900	$13,251	$2,569,641	$(328,120)	$(769,941)	$60,020	$1,572,751

See accompanying notes to condensed consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022, and the Condensed Consolidated Statements of Cash Flows and Shareholders’ Equity for the thirty-nine weeks then ended have been prepared by Valmont Industries, Inc. (the “Company”) without audit. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial statements as of September 30, 2023 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out method, or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials and purchased parts	$255,279	$258,814
Work-in-process	45,652	44,453
Finished goods and manufactured goods	392,698	425,495
Total inventories	$693,629	$728,762

Geographical Markets

Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
United States	$31,915	$41,146	$140,839	$164,177
Foreign	(66,570)	59,625	50,447	130,328
Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries	$(34,655)	$100,771	$191,286	$294,505

Pension Benefits

The Company incurs expenses in connection with the Delta Pension Plan (“DPP”). The DPP was acquired as part of the Delta PLC acquisition in fiscal 2010 and has no members that are active employees. In order to measure the expense and the related benefit obligation, various assumptions are made including the discount rates used to value the obligation, the expected return on plan assets used to fund these expenses, and the estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with pension benefits.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The components of the net periodic pension cost (benefit) for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Interest cost	$5,472	$2,930	$16,142	$9,452
Expected return on plan assets	(5,536)	(5,400)	(16,330)	(17,420)
Amortization of prior service cost	128	115	374	371
Net periodic pension cost (benefit)	$64	$(2,355)	$186	$(7,597)

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of September 30, 2023, 1,616,717 shares of common stock remained available for issuance under the plans.

Stock options granted under the plans call for the exercise price of each option to equal the closing market price as of the date of the grant. Options vest beginning on the first anniversary of the grant date in equal amounts over three years or on the grant’s fifth anniversary date. Expiration of grants is seven to ten years from the date of the award. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.

The Company’s compensation expense (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations) and associated income tax benefits related to stock options and restricted stock awards for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Compensation expense	$8,954	$10,415	$28,810	$29,998
Income tax benefits	2,239	2,604	7,203	7,500

Fair Value

The Company applies the provisions of Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Unobservable inputs for the asset or liability.

The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value.

Trading Securities: The Company’s trading securities represent the investments held in the Valmont Deferred Compensation Plan (the “DCP”). The assets of the DCP were $25,334 and $25,008 as of September 30, 2023 and December 31, 2022, respectively. These assets represent mutual funds, invested in debt and equity securities, classified as trading securities in accordance with ASC 320, Investments – Debt Securities, considering an employee’s ability to change investment allocation of their deferred compensation at any time.

Derivative Financial Instruments: The fair value of foreign currency forward contracts, commodity forward contracts, and cross currency swap contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	September 30, 2023	Level 1	Level 2	Level 3
Trading securities	$25,334	$25,334	$—	$—
Derivative financial instruments, net	4,684	—	4,684	—
Cash and cash equivalents - mutual funds	831	831	—	—

	Carrying Value	Fair Value Measurement Using:
	December 31, 2022	Level 1	Level 2	Level 3
Trading securities	$25,008	$25,008	$—	$—
Derivative financial instruments, net	1,404	—	1,404	—
Cash and cash equivalents - mutual funds	7,205	7,205	—	—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, which are measured at fair value on a non-recurring basis using Level 3 inputs. See “Goodwill and Intangible Assets” footnote.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), foreign currency translation adjustments, certain derivative-related activity, and changes in prior service cost from the pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Foreign currency translation adjustments	$(269,812)	$(260,799)
Hedging activities	22,108	20,099
Defined benefit pension plan	(33,928)	(34,209)
Accumulated other comprehensive loss	$(281,632)	$(274,909)

Revenue Recognition

The Company determines the appropriate revenue recognition model for contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as “Product sales” when the performance obligation is related to the manufacturing and sale of goods. Contract revenues are classified as “Service sales” when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings product line and Technology Products and Services product line.

Customer acceptance provisions exist only in the design stage of the products (on a limited basis, the Company may agree to other acceptance terms), and acceptance of the design by the customer is required before manufacturing commences and the product is manufactured and delivered to the customer. The Company is generally not entitled to any compensation solely based on design of the product and does not recognize this service as a separate performance obligation and, therefore, no revenue is recognized for design services. No general rights of return exist for customers once the product has been delivered, and the Company establishes provisions for estimated warranties.

Shipping and handling costs associated with sales are recorded within cost of sales. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured when the revenue from the associated customer contract is being recognized over time. With the exception of the Transmission, Distribution, and Substation ("TD&S"), Solar, and Telecommunications product lines, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within one year of transfer of control of goods or services.

The Company’s contract assets as of September 30, 2023 and December 31, 2022 totaled $169,931 and $174,539, respectively.

While most of the Infrastructure segment customers are generally invoiced upon shipment or delivery of the goods to the customer’s specified location, certain customers are also invoiced by advanced billings or progress billings. As of September 30, 2023 and December 31, 2022, total contract liabilities were $88,600 and $178,531, respectively. The balance as of September 30, 2023 was recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and thirty-nine weeks ended September 30, 2023, the Company recognized $49,644 and $149,801 of revenue that was included in the total contract liability as of December 31, 2022, respectively. The

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	During the thirteen and thirty-nine weeks ended September 24, 2022, the Company recognized $16,826 and $75,998 of revenue that was included in the total contract liability as of December 25, 2021, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	As of September 30, 2023, the Company had no material remaining performance obligations on contracts with an expected duration of one year or more.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete utility structures within the TD&S product line are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to-date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. For the TD&S and Telecommunications product lines, the Company generally recognizes revenue on an input basis, using total production hours incurred to-date for each order as a percentage of total hours estimated to complete the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the Solar product line is recognized upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to-date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

For the structures sold for the Lighting and Transportation product line and for the majority of Telecommunications products, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. There are also large regional customers who have unique product specifications for telecommunication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production.

The Coatings product line revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the service has been performed and the goods are ready to be picked up or delivered to the customer, which is the same time that the customer is billed.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Supplier Finance Program

In the first quarter of fiscal 2023, the Company adopted Accounting Standards Update No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, as well as early adopted the amendment on rollforward information. During fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Net cash flows provided by operating activities” in the Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were $48,563 and $48,880 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding as of December 31, 2022	$48,880
Invoices confirmed during the period	204,922
Confirmed invoices paid during the period	(205,239)
Confirmed obligations outstanding as of September 30, 2023	$48,563

(2) ACQUISITIONS

Acquisitions of Businesses

On August 31, 2023, the Company acquired HR Products for $56,744 Australian dollars ($36,465 United States (“U.S.”) dollars) in cash, net of cash acquired and subject to customary working capital adjustments. Of this amount, $7,200 Australian dollars ($4,626 U.S. dollars) was withheld by the Company at closing as a retention fund, to be settled in two equal payments at 12 and 24 months from the acquisition date for contingencies and disagreements. HR Products provides a broad range of irrigation products to serve the agriculture and landscaping industries, and its operations are reported in the Agriculture segment. The acquisition strengthens the Company’s value proposition to customers in the key agriculture market of Australia by expanding its geographic footprint and accelerating its aftermarket parts presence. The amount allocated to goodwill is attributable to anticipated synergies and other intangibles that do not qualify for separate recognition and is not deductible for tax purposes. The Company is currently completing its fair value assessment and expects to finalize the purchase price allocation by the third quarter of fiscal 2024.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,816
Property, plant, and equipment	222
Goodwill	17,645
Other non-current assets	4,819
Total fair value of assets acquired	$47,502
Current liabilities	4,216
Operating lease liabilities	3,581
Total fair value of liabilities assumed	$7,797
Net assets acquired	$39,705

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired). Approximately $1,850 of the purchase price is contingent on seller representations and warranties that will be settled within 18 months of the acquisition date. ConcealFab is located in Colorado Springs, Colorado, and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into its advanced Infrastructure portfolio. Goodwill is not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the first quarter of fiscal 2023.

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

Acquisition-related costs incurred for the above acquisitions were insignificant for all fiscal years presented.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(3) DIVESTITURES

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, reported in the Agriculture segment, for net proceeds of $6,369. In the second quarter of fiscal 2023, a pre-tax gain of $2,994 was reported in “Other income (expenses)” in the Condensed Consolidated Statements of Operations.

On November 30, 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business in Denmark, reported in the Other segment. The business was sold because it did not align with the long-term strategic plans for the Company. The offshore wind energy structures business’ historical annual sales, operating income, and net assets were not significant for discontinued operations presentation. The offshore wind energy structures business had an operating income of $1,107 and $814 for the thirteen and thirty-nine weeks ended September 24, 2022, respectively.

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

(4) REALIGNMENT ACTIVITIES

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provides for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which are expected to be completed by the end of fiscal 2023. The Board of Directors has authorized the incurrence of cash charges up to $36,000 in connection with the Realignment Program. Severance and other employee benefit costs are expected to total up to approximately $16,000 within the Infrastructure segment, $10,000 within the Agriculture segment, and $10,000 within Corporate expense, including charges recognized during the third quarter of fiscal 2023.

During the third quarter of fiscal 2023, the Company recorded the following pre-tax expenses for the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$1,069	$907	$2,204	$4,180

Changes in current liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 31,	Realignment	Otherwise	September 30,
	2022	Expense	Settled	2023
Severance and other employee benefit costs	$—	$4,180	$(132)	$4,048

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(5) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by segment as of September 30, 2023 and December 31, 2022 was as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 31, 2022	$473,551	$313,777	$787,328
Accumulated impairment losses	(47,467)	—	(47,467)
Balance as of December 31, 2022	426,084	313,777	739,861
Acquisition	—	17,645	17,645
Divestiture	—	(160)	(160)
Impairments	(1,915)	(120,000)	(121,915)
Foreign currency translation	(610)	196	(414)
Balance as of September 30, 2023	$423,559	$211,458	$635,017

	Infrastructure	Agriculture	Total
Gross balance as of September 30, 2023	$472,941	$331,458	$804,399
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of September 30, 2023	$423,559	$211,458	$635,017

In the third quarter of fiscal 2023, the Company performed its annual goodwill impairment assessment utilizing a quantitative test on all of its reporting units using a measurement date of September 2, 2023. The fair values of the reporting units were estimated using a discounted cash flow analysis which requires the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows.

The carrying value for two of the reporting units, Agriculture Technology and India Structures, exceeded their respective estimated fair value. As a result, impairments of $120,000 and $1,915 were recognized in the Agriculture and Infrastructure segments, respectively. For the Agriculture Technology reporting unit, the recent less favorable outlook for the agriculture market in North America and the slower than expected adoption rate of the agronomy software solution led to a reduction in forecasted sales. These reduced forecasted cash flows resulted in a lower fair value of the Agriculture Technology reporting unit when discounted back to the present value. For the India Structures reporting unit, assumptions around future cash flows including working capital requirements resulted in the impairment of its goodwill.

Intangible Assets

The components of intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$219,467	$152,718	$222,716	$145,502
Patents & proprietary technology	58,439	44,673	58,404	21,291
Trade names	2,870	952	2,850	645
Other	4,676	4,393	2,462	2,164
Non-amortizing intangible assets:
Trade names	57,536	—	59,785	—
	$342,988	$202,736	$346,217	$169,602

Amortizing intangible assets carry a remaining weighted average life of approximately four years. Amortization expense was $5,191 and $15,606 for the thirteen and thirty-nine weeks ended September 30, 2023, respectively, and $5,386 and $16,766 for the thirteen and thirty-nine weeks ended September 24, 2022, respectively. Based on amortizing intangible

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

assets recognized in the Condensed Consolidated Balance Sheets as of September 30, 2023, amortization expense is estimated to average $10,122 for each of the next five fiscal years.

The Company’s indefinite-lived trade names were tested for impairment as of September 2, 2023. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, the carrying value of one trade name exceeded its estimated fair value. An impairment charge of $1,656 was recognized within the Infrastructure segment.

In the third quarter of fiscal 2023, the Company tested the recoverability of a certain amortizing proprietary technology intangible asset related to Prospera included within the Agriculture Technology reporting unit due to identified impairment indicators. The Company determined the carrying value of the asset exceeded the total undiscounted estimated future cash flows and reduced the asset to its fair value. An impairment charge of $17,273 was recognized within the Agriculture segment.

(6) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirty-nine weeks ended September 30, 2023 and September 24, 2022 were as follows:

	Thirty-nine weeks ended
	September 30,	September 24,
	2023	2022
Interest	$30,932	$23,678
Income taxes	88,930	61,551

(7) EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the earnings (loss) and average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Net earnings (loss) attributable to Valmont Industries, Inc.	$(49,028)	$72,112	$114,888	$210,531
Weighted average shares outstanding (000's):
Basic	20,951	21,332	21,083	21,308
Dilutive effect of various stock awards	—	273	207	238
Diluted	20,951	21,605	21,290	21,546
Earnings (loss) per share:
Basic	$(2.34)	$3.38	$5.45	$9.88
Dilutive effect of various stock awards	—	(0.04)	(0.05)	(0.11)
Diluted	$(2.34)	$3.34	$5.40	$9.77

In the third quarter of fiscal 2023, the Company reported a net loss. In periods in which the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation, as its inclusion would have an anti-dilutive effect.

As of September 30, 2023, there were 42,774 outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share. As of September 24, 2022, there were no outstanding stock options with exercise prices exceeding the market price of common stock that were excluded from the computation of diluted earnings per share.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

(8) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Condensed Consolidated Statements of Operations, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in AOCI until either the sale or substantially complete liquidation of the related subsidiaries.

Fair value of derivative instruments as of September 30, 2023 and December 31, 2022 was as follows:

		September 30,	December 31,
Derivatives designated as hedging instruments:	Balance Sheet location	2023	2022
Commodity forward contracts	Prepaid expenses and other current assets	$655	$—
Commodity forward contracts	Other accrued expenses	(2,208)	(3,854)
Foreign currency forward contracts	Prepaid expenses and other current assets	—	83
Cross currency swap contracts	Prepaid expenses and other current assets	6,237	5,385
Cross currency swap contracts	Other accrued expenses	—	(210)
		$4,684	$1,404

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 were as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
Derivatives designated as	Statements of	September 30,	September 24,	September 30,	September 24,
hedging instruments:	Operations location	2023	2022	2023	2022
Commodity forward contracts	Product cost of sales	$(997)	$(1,545)	$(6,060)	$(1,047)
Foreign currency forward contracts	Other income (expenses)	—	(94)	177	(177)
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross currency swap contracts	Interest expense	476	793	1,371	2,300
		$(537)	$(862)	$(4,560)	$1,028

Cash Flow Hedges

The Company enters into commodity forward contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Operations in the period consumed. Notional amounts, purchase quantities, and maturity dates of these forward contracts as of September 30, 2023 were as follows:

	Notional	Total	Maturity
Commodity Type	Amount	Purchase Quantity	Dates
Steel hot rolled coil	$20,906	25,000 short tons	October 2023 to April 2024
Natural gas	5,364	1,170,475 MMBtu	October 2023 to October 2025
Diesel fuel	658	1,512,000 gallons	October 2023 to June 2024

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Net Investment Hedges

In fiscal 2019, the Company entered into two fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 for Danish krone (“DKK”) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company’s Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.

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

In the third and fourth quarters of fiscal 2022, the Company settled the DKK CCS and received proceeds of $3,532. Due to the sale of the offshore wind energy structures business in the fourth quarter of fiscal 2022, the Company reclassified the cumulative net investment hedge gain of $4,827 ($3,620 after-tax) from AOCI to “Other income (expenses)” in the Consolidated Statements of Earnings as of December 31, 2022 on Form 10-K.

Key terms of the Euro CCS are as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2024	2.825%	€71,550

(9) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

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

In addition to these two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This comprised the offshore wind energy structures business which was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022.

The Company evaluates the performance of its reportable segments based upon operating income (loss) and return on invested capital. The Company’s operating income (loss) for segment purposes excludes unallocated Corporate general and administrative expenses, interest expense, non-operating income and deductions, and income taxes.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary by Business

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
SALES:
Infrastructure	$755,076	$755,492	$2,261,777	$2,157,082
Agriculture	298,483	327,261	910,579	1,011,606
Other	—	22,861	—	66,947
Total	1,053,559	1,105,614	3,172,356	3,235,635
INTERSEGMENT SALES:
Infrastructure	(1,450)	(5,112)	(7,853)	(12,413)
Agriculture	(1,814)	(3,120)	(5,431)	(9,488)
Total	(3,264)	(8,232)	(13,284)	(21,901)
NET SALES:
Infrastructure	753,626	750,380	2,253,924	2,144,669
Agriculture	296,669	324,141	905,148	1,002,118
Other	—	22,861	—	66,947
Total	$1,050,295	$1,097,382	$3,159,072	$3,213,734

OPERATING INCOME (LOSS):
Infrastructure	$103,401	$92,465	$313,703	$254,908
Agriculture	(99,670)	43,258	2,904	138,779
Other	—	1,107	—	814
Corporate	(27,921)	(26,858)	(88,598)	(70,968)
Total	$(24,190)	$109,972	$228,009	$323,533

	Thirteen weeks ended September 30, 2023
Sales	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$572,239	$126,828	$(3,055)	$696,012
International	182,837	171,655	(209)	354,283
Total	$755,076	$298,483	$(3,264)	$1,050,295

Product line:
Transmission, Distribution, and Substation	$297,967	$—	$—	$297,967
Lighting and Transportation	252,603	—	—	252,603
Coatings	88,967	—	(1,241)	87,726
Telecommunications	59,630	—	—	59,630
Solar	55,909	—	(209)	55,700
Irrigation Equipment and Parts	—	273,639	(1,814)	271,825
Technology Products and Services	—	24,844	—	24,844
Total	$755,076	$298,483	$(3,264)	$1,050,295

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended September 24, 2022
Sales	Infrastructure	Agriculture	Other	Intersegment	Consolidated
Geographical market:
North America	$579,628	$178,626	$—	$(7,114)	$751,140
International	175,864	148,635	22,861	(1,118)	346,242
Total	$755,492	$327,261	$22,861	$(8,232)	$1,097,382

Product line:
Transmission, Distribution, and Substation	$304,781	$—	$—	$—	$304,781
Lighting and Transportation	241,590	—	—	—	241,590
Coatings	91,969	—	—	(3,994)	87,975
Telecommunications	92,830	—	—	—	92,830
Solar	24,322	—	—	(1,118)	23,204
Irrigation Equipment and Parts	—	303,003	—	(3,120)	299,883
Technology Products and Services	—	24,258	—	—	24,258
Other	—	—	22,861	—	22,861
Total	$755,492	$327,261	$22,861	$(8,232)	$1,097,382

	Thirty-nine weeks ended September 30, 2023
Sales	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,743,635	$450,678	$(12,042)	$2,182,271
International	518,142	459,901	(1,242)	976,801
Total	$2,261,777	$910,579	$(13,284)	$3,159,072

Product line:
Transmission, Distribution, and Substation	$927,094	$—	$—	$927,094
Lighting and Transportation	727,862	—	—	727,862
Coatings	270,201	—	(6,611)	263,590
Telecommunications	195,505	—	—	195,505
Solar	141,115	—	(1,242)	139,873
Irrigation Equipment and Parts	—	825,277	(5,431)	819,846
Technology Products and Services	—	85,302	—	85,302
Total	$2,261,777	$910,579	$(13,284)	$3,159,072

	Thirty-nine weeks ended September 24, 2022
Sales	Infrastructure	Agriculture	Other	Intersegment	Consolidated
Geographical market:
North America	$1,645,472	$564,369	$—	$(20,316)	$2,189,525
International	511,610	447,237	66,947	(1,585)	1,024,209
Total	$2,157,082	$1,011,606	$66,947	$(21,901)	$3,213,734

Product line:
Transmission, Distribution, and Substation	$882,216	$—	$—	$—	$882,216
Lighting and Transportation	701,009	—	—	—	701,009
Coatings	264,266	—	—	(11,295)	252,971
Telecommunications	232,765	—	—	—	232,765
Solar	76,826	—	—	(1,118)	75,708
Irrigation Equipment and Parts	—	928,622	—	(9,488)	919,134
Technology Products and Services	—	82,984	—	—	82,984
Other	—	—	66,947	—	66,947
Total	$2,157,082	$1,011,606	$66,947	$(21,901)	$3,213,734

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

A breakdown by segment of revenue recognized over time and at a point in time for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 was as follows:

	Thirteen weeks ended September 30, 2023			Thirty-nine weeks ended September 30, 2023
Net Sales	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$453,829	$299,797	$753,626	$1,316,931	$936,993	$2,253,924
Agriculture	288,780	7,889	296,669	883,797	21,351	905,148
Total	$742,609	$307,686	$1,050,295	$2,200,728	$958,344	$3,159,072

	Thirteen weeks ended September 24, 2022			Thirty-nine weeks ended September 24, 2022
Net Sales	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$434,839	$315,541	$750,380	$1,233,320	$911,349	$2,144,669
Agriculture	317,669	6,472	324,141	983,450	18,668	1,002,118
Other	—	22,861	22,861	—	66,947	66,947
Total	$752,508	$344,874	$1,097,382	$2,216,770	$996,964	$3,213,734

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valmont Industries, Inc. (the “Company”, “Valmont”, “we”, “us”, “our”), headquartered in Omaha, Nebraska, is a global leader that provides vital infrastructure and advances agricultural productivity while driving innovation through technology.

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

Results of Operations

	Thirteen weeks ended			Thirty-nine weeks ended
	September	September	Percent	September	September	Percent
Dollars in millions, except per share amounts	30, 2023	24, 2022	Change	30, 2023	24, 2022	Change
Consolidated
Net sales	$1,050.3	$1,097.4	(4.3)%	$3,159.1	$3,213.7	(1.7)%
Gross profit	315.1	285.5	10.4%	953.1	827.2	15.2%
as a percent of net sales	30.0%	26.0%		30.2%	25.7%
Selling, general, and administrative expenses	194.3	175.5	10.7%	580.1	503.7	15.2%
as a percent of net sales	18.5%	16.0%		18.4%	15.7%
Impairment of long-lived assets	140.8	—	NM	140.8	—	NM
Realignment charges	4.2	—	NM	4.2	—	NM
Operating income (loss)	(24.2)	110.0	NM	228.0	323.5	(29.5)%
as a percent of net sales	(2.3)%	10.0%		7.2%	10.1%
Net interest expense	10.3	11.1	(7.5)%	36.9	33.3	10.8%
Effective tax rate	(44.6)%	27.6%		41.4%	27.3%
Net earnings (loss) attrib. to Valmont Industries, Inc.	(49.0)	72.1	NM	114.9	210.5	(45.4)%
Diluted earnings (loss) per share	$(2.34)	$3.34	NM	$5.40	$9.77	(44.7)%
Infrastructure
Net sales	$753.6	$750.4	0.4%	$2,253.9	$2,144.7	5.1%
Gross profit	214.8	188.6	13.9%	640.1	534.6	19.7%
Selling, general, and administrative expenses	106.7	96.1	11.0%	321.7	279.7	15.0%
Impairment of long-lived assets	3.6	—	NM	3.6	—	NM
Realignment charges	1.1	—	NM	1.1	—	NM
Operating income	103.4	92.5	11.8%	313.7	254.9	23.1%
Agriculture
Net sales	$296.7	$324.1	(8.5)%	$905.2	$1,002.1	(9.7)%
Gross profit	100.3	94.6	6.0%	313.0	287.4	8.9%
Selling, general, and administrative expenses	61.9	51.3	20.7%	172.0	148.6	15.7%
Impairment of long-lived assets	137.2	—	NM	137.2	—	NM
Realignment charges	0.9	—	NM	0.9	—	NM
Operating income (loss)	(99.7)	43.3	NM	2.9	138.8	(97.9)%
Other
Net sales	$—	$22.9	NM	$—	$66.9	NM
Gross profit	—	2.3	NM	—	5.2	NM
Selling, general, and administrative expenses	—	1.2	NM	—	4.4	NM
Operating income	—	1.1	NM	—	0.8	NM
Corporate
Selling, general, and administrative expenses	$25.7	$26.9	(4.5)%	$86.4	$71.0	21.7%
Realignment charges	2.2	—	NM	2.2	—	NM
Operating loss	(27.9)	(26.9)	4.0%	(88.6)	(71.0)	24.8%

NM = not meaningful

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales decreased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, with lower sales in the Agriculture segment partially offset by higher sales in the Infrastructure segment. The third quarter and first three quarters of fiscal 2023 were also impacted by the decrease in sales in the Other segment due to the divestiture of the offshore wind energy structures business in the fourth quarter of fiscal 2022.

Steel prices for both hot rolled coil and plate have remained volatile over the past two fiscal years, especially in North America. Decreases in the average cost of consumed steel combined with recent customer pricing strategy mechanisms more than offset overall decreases in volumes in both the Infrastructure and Agriculture segments on a consolidated basis for the third quarter and first three quarters of fiscal 2023.

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provides for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which are expected to be completed by the end of fiscal 2023. The Board of Directors has authorized the incurrence of cash charges up to $36.0 million in connection with the Realignment Program. Severance and other employee benefit costs are expected to total up to approximately $16.0 million within the Infrastructure segment, $10.0 million within the Agriculture segment, and $10.0 million within Corporate expense, including charges recognized during the third quarter of fiscal 2023.

In the third quarter of fiscal 2023, the Company acquired HR Products, a leading wholesale supplier of irrigation parts in Australia, included in the Agriculture segment.

In the second quarter of fiscal 2022, the Company acquired approximately 51% of ConcealFab, a telecommunications technology company that offers 5G infrastructure and passive intermodulation mitigation solutions in Colorado, included in the Infrastructure segment.

In the second quarter of fiscal 2023, the Company divested Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, included in the Agriculture segment.

In the fourth quarter of fiscal 2022, the Company divested Valmont SM, an offshore wind energy structures business in Denmark, included in the Other segment.

Non-cash items of note impacting comparability of results from net earnings (loss) in the third quarter of fiscal 2023 included:

●	charges of $140.8 million ($136.5 million after-tax) related to the impairment of long-lived assets, namely goodwill, and
●	charges of $4.2 million ($3.1 million after-tax) related to realignment activities.

Non-cash items of note impacting comparability of results from net earnings in the first three quarters of fiscal 2023 included:

●	charges of $140.8 million ($136.5 million after-tax) related to the impairment of long-lived assets,
●	charges of $4.2 million ($3.1 million after-tax) related to realignment activities,
●	charges of $3.3 million ($2.5 million after-tax) related to amortization of identified intangible assets, and
●	charges of $4.3 million ($3.9 million after-tax) related to stock-based compensation expense for the employees from the Prospera subsidiary acquired in the second quarter of fiscal 2021.

Non-cash items of note impacting comparability of results from net earnings in the third quarter and first three quarters of fiscal 2022 included amortization of identified intangible assets of $1.6 million ($1.3 million after-tax) and $4.9 million ($3.8 million after-tax), respectively, and stock-based compensation expense for the employees from the Prospera subsidiary acquired in the second quarter of fiscal 2021, totaling $2.5 million ($1.9 million after-tax) and $7.5 million ($6.6 million after-tax), respectively. These items were recognized with selling, general, and administrative expenses (“SG&A”) in the Agriculture segment.

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic trends and geopolitical uncertainties that have impacted or may impact our business, including inflationary cost pressures, supply chain disruptions, changes in foreign currency exchange rates against the United States (“U.S.”) dollar, rising interest rates, ongoing international armed conflicts, and labor shortages.

Reportable Segments

In addition to the two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This business, essentially our offshore wind energy structures business, was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022. All prior period information has been recast to reflect this change in reportable segments. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Backlog

The consolidated backlog of unshipped orders as of September 30, 2023 was approximately $1.5 billion as compared to approximately $1.7 billion as of December 31, 2022. The decrease is attributed to the Agriculture segment, while Infrastructure backlog remains comparable to prior year end.

Gross Profit, SG&A, and Operating Income (Loss)

On a consolidated basis, gross profit and gross profit as a percentage of net sales increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. Gross profit mainly increased due to more favorable input costs more than offsetting lower sales volumes in both the Infrastructure and Agriculture segments.

Consolidated SG&A increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The increase in the third quarter of fiscal 2023, as compared to the same period of fiscal 2022, was primarily driven by increased compensation costs. The increase in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was due to increased compensation costs as well as incremental expenses related to the June 2022 acquisition of ConcealFab and higher bad debt reserve charges including approximately $2.7 million related to a Telecommunications customer that became insolvent.

Consolidated operating income (loss) for the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, was impacted by the impairment of certain goodwill and intangible assets totaling $140.8 million primarily within the Agriculture Technology reporting unit as well as higher SG&A partially offset by increased gross profit.

Net Interest Expense

Consolidated interest expense increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to additional borrowings on the revolving line of credit along with increasing interest rates.

Other Income / Expenses (including Gain (loss) on Investments - Unrealized)

Amounts in “Gain (loss) on investments - unrealized" include changes in the market value of deferred compensation assets which are offset by an equal opposite amount included SG&A for the corresponding change in the valuation of deferred compensation liabilities. Other items included in “Other income (expenses)” are pension expense and a gain related to the sale of Torrent Engineering and Equipment in the second quarter of fiscal 2023 totaling approximately $3.0 million. Pension expense for the third quarter and first three quarters of fiscal 2023 was $0.1 million and $0.2 million, respectively, compared to a pension benefit of $2.4 million and $7.6 million in the same periods of fiscal 2022, respectively.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2023 was (44.6)% and 41.4%, respectively, as compared to 27.6% and 27.3% in the same periods of fiscal 2022. The change in the effective tax rate reflects the impacts of the impairment of goodwill, for which there is no related tax deduction, and a valuation allowance adjustment in a small foreign operation. Partially offsetting these items are tax benefits from research and development expenses and favorable legislation regarding usage of foreign tax credits generated in Brazil.

Loss (Earnings) Attributable to Noncontrolling Interests

Loss (earnings) attributable to noncontrolling interests reflects the operating results of the subsidiaries the Company does not own 100%.

Infrastructure Segment

	Thirteen weeks ended
	September 30,	September 24,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	$298.0	$304.8	$(6.8)	(2.2)%
Lighting and Transportation	252.6	241.6	11.0	4.6%
Coatings	89.0	92.0	(3.0)	(3.3)%
Telecommunications	59.6	92.8	(33.2)	(35.8)%
Solar	55.9	24.3	31.6	129.9%
Total	$755.1	$755.5	$(0.4)	(0.1)%

Operating Income	$103.4	$92.5	$10.9	11.8%

	Thirty-nine weeks ended
	September 30,	September 24,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
Transmission, Distribution, and Substation	$927.1	$882.2	$44.9	5.1%
Lighting and Transportation	727.9	701.0	26.9	3.8%
Coatings	270.2	264.3	5.9	2.2%
Telecommunications	195.5	232.8	(37.3)	(16.0)%
Solar	141.1	76.8	64.3	83.7%
Total	$2,261.8	$2,157.1	$104.7	4.9%

Operating Income	$313.7	$254.9	$58.8	23.1%

Infrastructure sales decreased slightly in the third quarter and cumulatively increased the first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The decrease in the third quarter of fiscal 2023, as compared to the same period of fiscal 2022, was due to lower average selling prices tied to the reduced cost of steel in the quarter primarily related to the Transmission, Distribution, and Substation product line, partially offset by increased volumes overall. The increase in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was due to overall higher average sales prices and volumes. International sales were impacted by unfavorable currency translation effects of $1.8 million and $21.0 million for the third quarter and first three quarters of fiscal 2023, respectively, as compared to the same periods of fiscal 2022.

Transmission, Distribution, and Substation sales decreased in the third quarter and increased in the first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The decrease in the third quarter of fiscal 2023, as compared to the same period of fiscal 2022, was due to lower average selling prices resulting from contractual pricing mechanisms tied to the price of steel, partially offset by higher sales volumes. The increase in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was due to higher average selling prices and higher sales volumes.

Lighting and Transportation sales increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, due to higher sales volume and higher average sales prices. The first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, were also negatively impacted by unfavorable currency translation effects totaling approximately $10.4 million.

Telecommunications sales decreased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to decreased sales volumes. The decrease in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was partially offset by increased sales from the second quarter of fiscal 2022 acquisition of ConcealFab along with higher average selling prices. We expect sales for Telecommunications to remain lower until network enhancement spending of the major carriers returns to more elevated levels. As the continued rollout and expansion of 5G wireless technology globally accelerates, sales for our products are expected to grow.

Coatings sales decreased in the third quarter and increased in the first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The decrease in the third quarter of fiscal 2023, as compared to the same period of fiscal 2022, was due to lower volumes partially offset by higher average selling prices. The increase in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was due to higher average selling prices partially offset by lower volumes along with an unfavorable currency translation effect totaling approximately $6.3 million.

Solar sales increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, due to increased sales volumes.

Infrastructure gross profit and gross profit margin increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The increase for the third quarter of fiscal 2023, as compared to the same period of fiscal 2022 was due to deflation in the cost of steel in the quarter more than offsetting the decrease in the average selling prices primarily related to the Transmission, Distribution and Substation product line. The increase in the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022, was due to the reduction in the cost of steel and pricing initiatives.

Infrastructure SG&A increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022. The increase in the third quarter of fiscal 2023, as compared to fiscal 2022, was primarily due to higher employment and research and development costs. The increase in the first three quarters of fiscal 2023, as compared to fiscal 2022, was due to higher employment costs, incremental SG&A from the June 2022 acquisition of ConcealFab totaling $5.4 million, increased bad debt reserve charges including approximately $2.7 million related to a Telecommunications customer that became insolvent, and higher research and development costs.

We expect to incur severance and other employee benefit costs totaling up to $16.0 million within the Infrastructure segment in fiscal 2023 related to the Realignment Program noted above. Of this amount, $1.1 million was recognized during the third quarter of fiscal 2023.

Infrastructure operating income increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to gross profit improvements more than offsetting increased SG&A.

Agriculture Segment

	Thirteen weeks ended
	September 30,	September 24,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
North America	$126.8	$178.6	$(51.8)	(29.0)%
International	171.7	148.6	23.1	15.5%
Total	$298.5	$327.2	$(28.7)	(8.8)%

Operating Income (Loss)	$(99.7)	$43.3	$(143.0)	NM

	Thirty-nine weeks ended
	September 30,	September 24,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Sales, gross of intercompany eliminations:
North America	$450.7	$564.4	$(113.7)	(20.1)%
International	459.9	447.2	12.7	2.8%
Total	$910.6	$1,011.6	$(101.0)	(10.0)%

Operating Income	$2.9	$138.8	$(135.9)	(97.9)%

Agriculture sales decreased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to lower sales volumes of irrigation equipment. In North America, the decrease in Agriculture sales for the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, was impacted by growers’ decisions to delay capital investments due to general economic uncertainty and a number of macroeconomic factors including higher interest rates, continued inflationary pressures, and recessionary fears. The third quarter and the first three quarters of fiscal 2022 also comparatively benefited from the ongoing delivery of elevated backlog throughout most of 2022. International Agriculture sales increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, due to increased sales in Argentina and Brazil, and increased project sales in the Europe, Middle East, and Africa region. Sales of technology-related products and services were similar to last year.

Our Agriculture business is cyclical and is impacted by changes in net farm income, commodity prices, weather volatility, geopolitical factors, and farmer sentiment related to future economic uncertainty. We continue to monitor potential impacts of these factors on our financial results including estimated U.S. net farm income, as released annually by the U.S.

Department of Agriculture. In Brazil, we also actively track changes in soybean and other crop prices and projected farm input costs to evaluate grower sentiment.

Irrigation equipment and aftermarket part sales in North America are expected to remain below prior year levels for the remainder of fiscal 2023 and into fiscal 2024. The previous three years benefited from record levels of disaster relief and pandemic related stimulus for farmers in North America which contributed to higher demand.

Agriculture gross profit increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, due to deflation in the cost of steel and other favorable changes in input costs more than offsetting the impact of lower volumes.

Agriculture SG&A increased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to higher employment costs.

We expect to incur severance and other employee benefit costs totaling up to $10.0 million within the Agriculture segment in fiscal 2023 related to the Realignment Program noted above. Of this amount, $0.9 million was recognized during the third quarter of fiscal 2023.

Agriculture operating income (loss) decreased in the third quarter and first three quarters of fiscal 2023, as compared to the same periods of fiscal 2022, primarily due to the impairment of certain goodwill and other intangible assets in the third quarter of fiscal 2023 totaling approximately $137.2 million, along with the decreased sales volumes partially offset by gross profit improvements.

Other

In November 2022, the Company completed the sale of Valmont SM, an offshore wind energy structures business with operations in Denmark.

Corporate

Corporate SG&A for the third quarter of fiscal 2023 was comparable to the third quarter of fiscal 2022 and increased for the first three quarters of fiscal 2023, as compared to the same period of fiscal 2022. The increase in the first three quarters of fiscal 2023, as compared to fiscal 2022, was due to increased compensation costs and incremental expense from changes in the valuation of deferred compensation plan liabilities. Charges related to changes in deferred compensation plan liabilities are offset by an opposite change in an equal amount included in “Other income (expenses)” for the change in deferred compensation plan assets.

We expect to incur severance and other employee benefit costs totaling up to $10.0 million within Corporate expense in fiscal 2023 related to the Realignment Program noted above. Of this amount, $2.2 million was recognized during the third quarter of fiscal 2023.

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

The Board of Directors in May 2014 authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. The Board of Directors authorized an additional $250 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of September 30, 2023, we have acquired approximately 7.2 million shares for approximately $1,085.3 million under this share repurchase program.

On February 28, 2023, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.60 per share, or a rate of $2.40 per share on an annualized basis, an increase of 9% from the prior quarterly cash dividend of $0.55 per share.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution which allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of September 30, 2023 and December 31, 2022, our accounts payable on our Condensed Consolidated Balance Sheets included $48.6 million and $48.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of September 30, 2023 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of September 30, 2023 principally consisted of:

●	$450.0 million face value ($433.4 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044, and
●	$305.0 million face value ($295.1 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.

Our revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2026.

The revolving credit facility provides for $800.0 million of committed unsecured revolving credit loans with available borrowings thereunder to $400.0 million in foreign currencies. We may increase the credit facility by up to an additional $300.0 million at any time, subject to lenders increasing the amount of their commitments. The Company and our wholly-owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility. The obligations arising under the revolving credit facility are guaranteed by the Company and its wholly-owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

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

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of our senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.; or

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

As of September 30, 2023 and December 31, 2022, we had outstanding borrowings of $247.3 million and $140.5 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. As of September 30, 2023, we had the ability to borrow $552.7 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.2 million; $34.5 million of which were unused as of September 30, 2023.

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

As of September 30, 2023, we were in compliance with all covenants related to these debt agreements.

The calculation of Adjusted EBITDA for the last four fiscal quarters and the leverage ratio are presented in the tables below in Selected Financial Measures.

Cash Uses

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, payments of taxes, contributions to the pension plan, and, if market conditions warrant, occasional investments in, or acquisitions of, business ventures. In addition, we regularly evaluate our ability to pay dividends or repurchase stock, all consistent with the terms of our debt agreements.

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

We have cash balances of $172.6 million as of September 30, 2023 with approximately $142.2 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of September 30, 2023, we have a liability for foreign withholding taxes and U.S. state income taxes of $1.5 million and $0.9 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the thirty-nine weeks ended September 30, 2023 and September 24, 2022:

	Thirty-nine weeks ended
	September 30,	September 24,
Dollars in thousands	2023	2022
Net cash flows provided by operating activities	$190,868	$183,726
Net cash flows used in investing activities	(89,266)	(106,446)
Net cash flows used in financing activities	(111,491)	(79,143)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $190.9 million for the first three quarters of fiscal 2023, as compared to $183.7 million for the first three quarters of fiscal 2022. The increase in operating cash flows reflects increased gross profits and overall favorable changes in net working capital, partially offset by increases in tax and interest payments of $27.3 million and $7.2 million, respectively.

Investing Cash Flows – Cash used in investing activities totaled $89.3 million in the first three quarters of fiscal 2023, as compared to $106.4 million in the first three quarters of fiscal 2022. Investing activities in the first three quarters of fiscal 2023 primarily included capital spending of $71.2 million and the acquisition of HR Products, net of cash acquired, of $31.8 million partially offset by proceeds from a divestiture, net of cash divested, of $6.4 million and proceeds from property damage insurance claims of $6.8 million. Investing activities in the first three quarters of fiscal 2022 primarily included capital spending of $67.1 million and the acquisition of ConcealFab for $39.3 million. We expect our capital expenditures to be in the range of $100 million to $110 million for fiscal 2023.

Financing Cash Flows – Cash used in financing activities totaled $111.5 million in the first three quarters of fiscal 2023, as compared to $79.1 million in the first three quarters of fiscal 2022. Our total interest-bearing debt was $981.8 million as of September 30, 2023 and $878.0 million as of December 31, 2022. The financing cash used in the first three quarters of fiscal 2023 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $239.7 million, offset by principal payments on our long-term debt and short-term borrowings of $136.6 million, dividends paid of $37.0 million, the purchase of treasury shares of $166.7 million, and $10.2 million of net activity from stock option and incentive plans, including the associated withholding tax payments. The financing cash used in the first three quarters of fiscal 2022 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $239.6 million offset by principal payments on our long-term debt and short-term borrowings of $263.5 million, dividends paid of $34.1 million, the purchase of treasury shares of $20.5 million, and the purchase of noncontrolling interests of $7.3 million.

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

Combined financial information for the thirteen and thirty-nine weeks ended September 30, 2023 and September 24, 2022 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30,	September 24,	September 30,	September 24,
Dollars in thousands	2023	2022	2023	2022
Net sales	$649,187	$716,429	$2,050,436	$2,112,678
Gross profit	170,638	165,323	572,443	510,591
Operating income	50,986	59,496	208,993	201,633
Net earnings	36,121	35,791	109,277	124,128
Net earnings attributable to Valmont Industries, Inc.	35,687	33,708	108,227	124,233

Combined financial information as of September 30, 2023 and September 24, 2022 was as follows:

	September 30,	December 31,
Dollars in thousands	2023	2022
Current assets	$758,169	$769,263
Non-current assets	861,393	925,088
Current liabilities	339,945	459,961
Non-current liabilities	1,288,727	1,189,548
Noncontrolling interest in consolidated subsidiaries	2,662	1,612

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $135,847 and $205,424 as of September 30, 2023 and December 31, 2022, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $195,821 and $200,522 as of September 30, 2023 and December 31, 2022, respectively.

Selected Financial Measures

We are including the following financial measures for the Company.

Adjusted EBITDA – Adjusted EBITDA is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50 times Adjusted EBITDA (or 3.75 times Adjusted EBITDA after certain material acquisitions), calculated on a rolling four fiscal quarter basis. The bank agreements outline adjustments for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations, to be included in the calculation of Adjusted EBITDA. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-generally accepted accounting principles (“GAAP”) measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of Adjusted EBITDA for the last four fiscal quarters (September 25, 2022 to September 30, 2023) was as follows:

Four Fiscal
Quarters Ended
September 30,
Dollars in thousands	2023
Net earnings attributable to Valmont Industries, Inc.	$155,220
Interest expense	54,750
Income tax expense	107,395
Depreciation and amortization expense	98,002
Stock based compensation	40,662
Loss on divestiture of offshore wind energy structures business	33,273
Impairment of long-lived assets	140,844
Realignment charges	4,180
Proforma acquisition EBITDA	7,883
Adjusted EBITDA	$642,209

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

The calculation of this ratio as of September 30, 2023, was as follows:

September 30,
Dollars in thousands	2023
Interest-bearing debt, excluding origination fees and discounts of $26,481	$1,008,321
Less: cash and cash equivalents in excess of $50,000	122,566
Net indebtedness	$885,755
Adjusted EBITDA	642,209
Leverage ratio	1.38

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Financial Commitments

There have been no material changes to our financial obligations and financial commitments as described on page 33 on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies

The following accounting policies involve judgments and estimates used in preparation of the Condensed Consolidated Financial Statements. There is a substantial amount of management judgment used in preparing financial statements. We must make estimates on a number of items, such as impairments of long-lived assets, income taxes, revenue recognition for the product lines recognized over time, inventory obsolescence, and pension benefits. We base our estimates on our experience and on other assumptions that we believe are reasonable under the circumstances. Further, we re-evaluate our estimates from time to time and as circumstances change. Actual results may differ under different assumptions or conditions. The selection and application of our critical accounting policies are discussed annually with our audit committee.

Other than the below, there were no changes in our critical accounting policies as described on pages 38 to 41 on Form 10-K for the fiscal year ended December 31, 2022 during the thirteen weeks ended September 30, 2023.

Impairment of Long-Lived Assets

We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We estimated the value of all fourteen of the reporting units identified for the fiscal 2023 goodwill impairment analysis utilizing a discounted cash flow model. The discounted cash flow model uses projected after-tax cash flows from operations (less capital expenditures) discounted to present value. We perform sensitivity analyses to determine what the impact of changes in key assumptions, including discount rates and cash flow forecasts, may have on the valuation of the reporting units.

For the fiscal 2023 annual impairment test, the estimated fair value of two of our reporting units was less than their respective carrying value. As a result, a $120.0 million impairment of our Agriculture Technology reporting unit and a $1.9 million impairment of our India Structures reporting unit were recognized in the third quarter of fiscal 2023.

The primary drivers for the reduction in the estimated fair value of the Agriculture Technology reporting unit are the recent less favorable outlook for the North American agriculture market and lower revenue projections for the Prospera agronomy software solutions. A higher weighted average cost of capital, primarily driven by increases in overall interest rates since the date of our last annual impairment test, and lower long-term revenue growth rate assumptions also partially contributed to the reduction in the estimated fair value of the reporting unit.

For the India Structures reporting unit, assumptions around future cash flows including working capital requirements resulted in the impairment of the goodwill.

For all reporting units, if our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, then we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical and their sales and profitability may fluctuate from year to year. We continue to monitor changes in the global economy that could impact future operating results of our reporting units. If such adverse conditions arise, we will test impacted reporting units for impairment prior to the annual test. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

For three of our reporting units, Europe, Middle East & Africa Structures, Asia Pacific Highway Safety and Asia Pacific Access Systems, the amount of cushion or excess fair value above carrying value was less than 5%. We have identified cost saving initiatives within these reporting units and believe they will continue to generate positive cash flows in excess of their current carrying value, however, we will continue to monitor their prospects for growth and continuous improvement. Should our assumptions around these businesses change negatively, there could be additional triggers for another goodwill assessment in the future.

Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. Based on our fiscal 2023 annual testing, the carrying value of one trade name exceeded its estimated fair value. An impairment of $1.7 million was recognized within the Infrastructure segment.

In the third quarter of fiscal 2023, the Company tested the recoverability of a certain amortizing proprietary technology intangible asset related to Prospera included within the Agriculture Technology reporting unit due to identified impairment indicators. The Company determined the carrying value of the asset exceeded the total undiscounted estimated future cash flows and reduced the asset to its fair value. An impairment of $17.3 million was recognized within the Agriculture segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Company’s market risk during the thirteen weeks ended September 30, 2023. For additional information, refer to the section "Risk Management" on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Maximum
	Total Number		Publicly	Number of
	of		Announced Plans	Shares that may yet
	Shares	Average Price	or	be Purchased under the
Period	Purchased	paid per share	Programs	Program (1)
July 2, 2023 to July 29, 2023	—	$—	—	$346,272,000
July 30, 2023 to September 2, 2023	77,805	254.39	77,805	326,479,000
September 3, 2023 to September 30, 2023	48,677	241.49	48,677	314,724,000
Total	126,482	$249.43	126,482	$314,724,000

(1)	On May 13, 2014, we announced a new capital allocation philosophy which covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately-negotiated transactions. On February 24, 2015 and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250 million of the Company’s outstanding common stock with no stated expiration date. On February 28, 2023, the Board of Directors increased the amount remaining under the program by an additional $400 million, with no stated expiration date, bringing the total authorization to $1.4 billion. As of September 30, 2023, we have acquired 7,181,687 shares for approximately $1,085.3 million under this share repurchase program.

Item 6. Exhibits

(a)	Exhibits
Exhibit No.	Description
10.1

Separation and Release Agreement between Stephen G. Kaniewski and Valmont Industries, Inc. dated August 1, 2023. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated August 1, 2023 and is incorporated herein by reference.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and by the undersigned thereunto duly authorized.

VALMONT INDUSTRIES, INC.
(Registrant)

/s/ TIMOTHY P. FRANCIS
Timothy P. Francis
Interim Chief Financial Officer

Dated the 6th day of November, 2023