Form 10-K
period 2023-12-30
VALMONT INDUSTRIES INC
filed 2024-02-28
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 23, 2024, there were 20,216,385 of the Company’s common shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sale price of the common shares as reported on the New York Stock Exchange as of July 1, 2023 was $5,766,436,565.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of shareholders to be held on May 6, 2024 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Valmont Industries, Inc., along with its subsidiaries (collectively, the “Company”, “Valmont”, “we”, “us”, or “our”), is a diversified manufacturer of products and services for infrastructure and agriculture markets. We were founded in 1946, went public in 1968, and our shares trade on the New York Stock Exchange under the ticker symbol “VMI”. We are headquartered in Omaha, Nebraska. Our purpose as a company is to conserve resources and improve life.

Segments

We have two reportable segments based on our management structure. Both reportable segments are global in nature with a manager responsible for operational performance and allocation of capital. Corporate expense is net of certain service-related expenses that are allocated to business units generally based on employee headcounts and sales dollars.

Customers and end-users of our Infrastructure products include utility and telecommunication companies, municipalities and government entities, manufacturers of commercial lighting fixtures, and contractors. Customers of our Agriculture segment are primarily dealers who resell mechanized irrigation equipment to their end-customer, the farmer. Both segments service the general manufacturing sector as well. In fiscal 2023, approximately 31% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America.

Our reportable segments are as follows:

Infrastructure: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting, transportation, and telecommunications, along with coatings services to protect metal products.

Agriculture: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, we had a business and related activities that were not more than 10% of consolidated sales, operating income, or assets. These activities comprised the offshore wind energy structures business until its divestiture in the fourth quarter of fiscal 2022.

Information concerning the principal products produced and services rendered, markets, competition, and distribution methods for each of our two reportable segments is set forth below.

Infrastructure Segment

Products

●	Transmission, Distribution, and Substation (“TD&S”): We engineer and manufacture steel, pre-stressed concrete, and composite structures to support the lines and equipment that carry and transform power for electrical transmission, substation, and distribution applications for the utility industry. Transmission refers to moving high-voltage power from where it is produced to where it is used. Substations transform the electricity from the generation source so that it can be carried on the transmission lines. A substation is then required to transform the high-voltage electricity from the transmission lines to low voltage so it can be distributed to the end-user. These innovative structures are offered to meet the growing demand for reliable energy. These solutions also support grid hardening across the globe, where fires, storms, and floods are occurring with increasing regularity.

TD&S projects are often complex and include large structures, therefore product design engineering is important to the function and safety of these solutions. Our engineering process considers weather and loading conditions, such as wind speeds, ice loads, and power line requirements, to arrive at the final design.

●	Lighting and Transportation (“L&T”): We design, engineer, and manufacture steel, aluminum, wood, and composite poles and structures for a wide range of lighting and transportation applications. The demand for these products is driven by infrastructure, commercial, and residential construction and by consumers’ desire for well-lit streets, highways, parking lots, and common areas. Beyond technical and engineering needs, customers also want product designs that are visually appealing and meet local aesthetic requirements.

Our traffic and sign structures contribute to the orderly flow of automobile traffic. These structures support traffic signals and overhead signs. They are engineered to meet customer specifications to ensure the proper function and safety of the structure. Product engineering considers factors such as weather (e.g., wind, ice) and the products loaded on the structure (e.g., lighting fixtures, traffic signals, overhead signs) to determine the design. We have expanded our capabilities in the traffic market with the development of patented vibration mitigation technology which continuously improves the safety of traffic and roadway structures by reducing the effects of wind and fatigue. Our L&T product line also includes highway safety system products that are designed and engineered to enhance roadway safety. These systems include guardrail barriers, wire rope safety barriers, crash attenuation barriers, and other products which primarily serve the Australian and Indian markets.

●	Coatings: We provide finishing services that inhibit corrosion, extend service lives, and enhance the aesthetics of a wide range of materials and products. With a variety of finish options, including galvanizing, anodizing, and painting, we can meet customer-specific requirements for a variety of applications. Hot-dip galvanizing is a process that protects and prolongs the life of steel with a zinc coating that is bonded to the product surface to inhibit rust and corrosion. CorroCote® adds protection to steel against the corrosive effects of soil and underground moisture for those products that are anchored below ground. Anodizing is a process applied to aluminum that oxidizes the surface of the aluminum in a controlled manner, which protects the aluminum from corrosion and allows the material to be dyed a variety of colors. We also paint products using powder coating for certain industries and markets.
●	Telecommunications: We engineer, manufacture, and distribute products including towers, small cell structures, camouflage concealment solutions, passive intermodulation (“PIM”) mitigation equipment, and components serving the wireless communication market. These solutions support expanded 5G requirements and the ever-growing demand for data. A wireless communication cell site mainly consists of a steel pole or tower, shelter (enclosure where the radio equipment is located), antennas (devices that receive and transmit data and voice information to and from wireless communication devices), and components (items that are used to mount antennas to a structure and to connect cabling and other parts from the antennas to the shelter). Small cell applications are utilized to enhance signal densification in urban environments and enhance the signal from the tower. Concealment solutions, such as faux trees, convert traditional telecommunication structures and camouflage them to fit seamlessly into the surrounding environment. PIM mitigation solutions are provided to solve issues with signal interference. Our telecommunication structures are engineered and designed to customer specifications, which include factors such as equipment and antenna requirements, wind and soil conditions, and aesthetic standards, all while ensuring that they meet safety specifications.
●	Solar: Our solar single-axis tracker product is an integrated system of steel structures, electric motors, and electronic controllers. Trackers move solar panels throughout the day to maintain an optimal orientation to the sun, which materially increases their energy production. Our trackers utilize a simple, modular design allowing ease of installation and low operational maintenance. Further, the flexibility of our trackers’ design allows for improved site utilization, which is especially valuable to our customers considering that solar projects are being constructed on increasingly challenging sites. We sell our products to engineering, procurement, and construction firms that build solar energy projects as well as solar developers, independent power producers, and utilities.

Markets

The key markets across the Infrastructure product lines have a portion of their funding supported through local, state, and federal government programs. Currently, the United States of America (“U.S.”) government is supporting infrastructure improvement through the Infrastructure Investment and Jobs Act (“IIJA”) and the Inflation Reduction Act (“IRA”). These acts will allocate funding to reinforce the nation’s bridges, increase safety for the traveling public, update vital infrastructure, improve highway safety, and harden the electrical grid.

The utility industry in North America is a significant market for the Infrastructure segment. The key drivers are significant upgrades in the electrical grid to support enhanced reliability standards, policy changes encouraging more generation from renewable energy sources, and increased electrical consumption, which has outpaced transmission investment in the past decades. According to the Edison Electric Institute, the electrical transmission grid in the U.S. requires significant investment in the coming years to respond to compelling industry drivers and lack of investment prior to 2008.

Electrical consumption is also expected to increase within international markets. This will require substantial investment in new electricity generation capacity and growth in transmission grid development. We expect these factors to result in increased demand for electrical utility structures to transport electricity from source to user, as is used in U.S. markets today.

We also serve the transportation, construction, and industrial markets. Many products from our transportation product portfolio will be utilized when making enhancements to traffic structures, bridge systems, roadway and street lighting, and high-mast lighting. A combination of state and federal funding, including the IIJA, supports transportation projects throughout the U.S. Public and private partnerships have also recently emerged as an additional funding source. In the U.S., there are approximately four million miles of public roadways, with approximately 24% carrying over 80% of the traffic. Accordingly, the need to improve traffic flow through traffic controls and lighting is a priority for many communities. The commercial construction market is mostly privately funded and includes lighting for applications such as parking lots, shopping centers, sports stadiums, and business parks. This market is driven by macroeconomic factors such as general economic growth rates, interest rates, and the commercial construction economy. We have many long-standing relationships with lighting and equipment manufacturers who also serve this market. Industrial markets are typically driven by infrastructure, industrial, and commercial construction spending.

Markets for our Coatings products are varied and our profitability is not substantially dependent on any one industry or external customer. However, a meaningful percentage of demand is internal, driven by our other product lines and their market demand. Demand for coatings services generally follows the local industrial economies. Galvanizing is used in a wide variety of industrial applications where corrosion protection of steel is desired. While markets are varied, our markets for anodized or painted products are more directly dependent on consumer markets than industrial markets.

The market for our Telecommunications products is driven by demand for wireless communication and data. Our customers are wireless network providers and companies that own and maintain cell sites. We also sell products to state and federal governments for two-way radio communication, radar, broadcasting, and security applications. We believe long-term growth should mainly be driven by increased data usage and technologies such as 5G, which demands higher network density. Improved emergency response systems, as part of U.S. Department of Homeland Security initiatives, create additional demand.

The solar market is driven by the transition to clean energy sources globally and incentives for renewable energy investment. As utilities increase the development of large-scale solar power and micro-grid applications, single-axis solar tracker solutions will be an essential tool for achieving higher energy production.

Competition

Our competitive strategy is to provide high-value solutions to the customer at the appropriate price. We compete based on product quality, engineering expertise, high levels of customer service, and timely, complete, and accurate delivery of the product. We leverage the production capacity at our network of plants to ensure that the customer receives quality and timely service. There are numerous competitors in North America as well as in international markets. Pricing can be very competitive, especially when demand is weak or when strong local currencies result in increased competition from imported products. Infrastructure sales are often made through a competitive bid process, whereby the lowest bidder is awarded the contract, provided the bidder meets all other qualifying criteria. We also sell on a preferred-provider basis to certain large customers. These contractual arrangements often last between three and five years and are frequently renewed.

The Coatings product line markets have traditionally been very fragmented with a large number of competitors. Most of these competitors are relatively small, privately held companies that compete based on price and personal relationships with their customers. Our strategy is to compete based on the quality of the coating finish and timely delivery of the coated product to the customer.

The Solar product line offers solutions that are specific to the solar industry. We primarily compete with other mid-sized market participants and differentiate ourselves based on the quality of service and ability to combine offerings from the TD&S product line to provide full-grid solutions.

Distribution Methods

Infrastructure sales and distribution activities are handled through a combination of a direct sales force and commissioned agents. Working with end-users and distributors, our sales force represents Valmont as well as light fixture and traffic-signal manufacturers. This enables our agents to provide the pole, fixtures, and other equipment to the end-user as a complete package. Commercial lighting, wireless communication products and components, access systems, and highway safety sales are normally made through our sales employees, although some sales are made through independent commissioned sales agents. Our TD&S and Solar products are normally sold directly to electrical utilities, developers, or energy providers with some sales sold through commissioned sales agents.

Due to freight costs, a galvanizing location has an effective service area of an approximate 300-to-500-mile radius. While we believe that we are globally one of the largest custom galvanizers, our sales are a small percentage of the total market. Sales and customer service are provided directly to the user by a direct sales force, generally assigned to each specific location.

Agriculture Segment

Products

●	Irrigation Equipment and Parts: We manufacture and distribute mechanical irrigation equipment and related service parts under the Valley® brand name. A Valley® irrigation machine is powered by electricity (via a grid, solar, or diesel generator), propels itself over a farm field, and applies water and chemicals to crops. Water and chemicals are applied through sprinklers attached to a pipeline that is supported by a series of towers, each of which is propelled via a drivetrain and tires. A standard mechanized irrigation machine (also known as a center pivot) rotates in a circle, although we also manufacture and distribute center pivot extensions that can irrigate corners of square and rectangular farm fields as well as conform to irregular field boundaries (referred to as a corner machine). Our irrigation machines can also irrigate fields by moving up and down the field as opposed to rotating in a circle (referred to as a linear machine). Irrigation machines can be configured to irrigate fields in sizes from four acres to over 500 acres, with a standard size in the U.S. configured for a 160-acre tract of ground. The irrigation machine used in international markets is substantially the same as the one produced for the North American market. We also manufacture tubular products for industrial customers primarily in the agriculture industry as well as in transportation and other industries.
●	Technology Products and Services: Through over 100,000 connected devices, Valley® has paired sustainable infrastructure with technology to help growers see crop production issues before they become problems. Our suite of advanced technology solutions offers capabilities to assist in reducing water and energy use as the center pivot is the only infrastructure on the farm that is continually in the field every day of the year. During fiscal 2021, we purchased Prospera Technologies, Ltd., a leading global artificial intelligence and machine learning provider of advanced agronomy monitoring solutions. Our crop anomaly detection can alert growers of pivot-related water issues with artificial intelligence and machine learning (in select markets) to help farmers determine where and how much to irrigate.

Markets

Market drivers in North American and international markets are essentially the same. Since the purchase of an irrigation machine is a capital expenditure, the purchase decision is based on the expected return on investment. The benefits a grower may realize through investment in mechanical irrigation include improved yields through better irrigation, cost savings through reduced labor, and lower water and energy usage. The purchase decision is also affected by current and expected net farm income, commodity prices, interest rates, the status of government support programs, and water regulations in local areas. In many international markets, the relative strength or weakness of local currencies as compared with the U.S. dollar may affect net farm income, as export markets are generally denominated in U.S. dollars. In addition, governments are sponsoring irrigation projects for self-sufficiency in food production to help alleviate food security concerns.

The demand for mechanized irrigation comes from the following sources:

●	conversion from flood irrigation;
●	replacement of existing mechanized irrigation machines; and
●	converting land that is not irrigated to mechanized irrigation.

One of the key drivers in our Agriculture segment worldwide is that the usable water supply is limited. We estimate that:

●	only 2.5% of the total worldwide water supply is freshwater;
●	of that 2.5%, only 30% of freshwater is available to humans; and
●	the largest user of that freshwater is agriculture.

We believe these factors, along with the trends of a growing worldwide population, improving diets, and governments’ efforts to address food security, reflect the need to use water more efficiently while increasing food production to feed the growing population. We believe that mechanized irrigation can improve water application efficiency by 40% to 90% compared with traditional irrigation methods by applying water uniformly near the root zone and reducing water runoff. Furthermore, reduced water runoff improves water quality in nearby rivers, aquifers, and streams, thereby providing environmental benefits in addition to the conservation of water.

Competition

In North America, there are a number of entities that provide irrigation products and services to agricultural customers. We believe we are the leader of the four main participants in the mechanized irrigation business. Participants compete for sales based on product durability and reliability, price, quality, and service capabilities of the local dealer. We continue to innovate and expand our technology offerings as growers continue to seek more solutions to increase their crop yields. Pricing can become very competitive, especially in periods when market demand is low. In international markets, our competitors are a combination of our major U.S. competitors and privately owned local companies. Competitive factors are similar to those in North America, although pricing tends to be a more prevalent competitive strategy in international markets. Since competition in international markets is local, we believe local manufacturing capability is important to competing effectively in international markets and we have that capability in key regions.

Distribution Methods

We market our irrigation machines, technology offerings, and service parts through independent dealers. There are approximately 250 dealer locations in North America, with another approximately 400 dealers serving international markets in over 60 countries. The dealer determines the grower’s requirements, designs the configuration of the machine, installs the machine (including providing ancillary products that deliver water and electrical power to the machine), and provides after‑sales service. Our dealer network is supported and trained by our technical and sales teams. Our international dealers are supported through our regional operations in South America, South Africa, Western Europe, Australia, China, and the United Arab Emirates, as well as our manufacturing facility in Valley, Nebraska.

General

Certain information generally applicable to our two reportable segments is set forth below.

Business Strategy

Our strategy is to pursue growth opportunities that leverage our existing product portfolio, knowledge of our principal end-markets and customers, and engineering capabilities to increase our sales, earnings, and cash flow, including:

Increasing the Market Penetration of Our Existing Products: Our strategy is to increase our market penetration by differentiating our products from our competitors through superior customer service, engineering proficiency, technological innovation, and consistent high quality. Our Agriculture segment experienced international sales growth in fiscal 2023 which we believe was partially due to the continuing importance of our precision agriculture and technology offerings.

Bringing Our Existing Products to New Markets: Our strategy is to expand the sales of our existing products into geographic areas where there is market opportunity, where we do not currently serve, and where end-users do not currently purchase our type of products. For example, we have a manufacturing presence in Poland and India to expand our offering of structures for L&T, TD&S, and Telecommunications to these markets and we have expanded our manufacturing presence in the United Arab Emirates to serve growing Middle East markets. Our Agriculture segment has a long history of developing new emerging markets for mechanized irrigation around the world. For example, in January 2023, we secured an approximately $85.0 million multi-year agreement for projects in Africa.

Developing New Products for Markets That We Currently Serve: Our strategy is to grow by developing new products for markets using our comprehensive understanding of end-user requirements and leveraging longstanding relationships with key distributors and end-users. In recent years, in North America, we developed and sold structures for spun concrete distribution poles and steel bridge girders. Additionally, we began offering concealment solutions for the wireless communication markets.

Developing New Products for New Markets or Leveraging Core Competencies to Further Diversify Our Business Is a Path to Increase Sales: For example, the establishment and growth of our Coatings product line was based on using our expertise in galvanizing to develop what is now a global product line. We have grown sales through expanding our presence in the decorative lighting market, which has different requirements and preferences than our traditional transportation and commercial markets. Acquisitions are a key component of our strategy to expand the markets we serve through new products and services. In fiscal 2023, we acquired HR Products, a leading wholesale supplier of irrigation parts in Australia, expanding our geographic footprint and growing our parts presence in a key agriculture market. In fiscal 2022, we acquired a majority interest in ConcealFab, a 5G infrastructure and passive intermodulation mitigation solutions company, expanding our portfolio of telecommunications products that support 5G technology.

Acquisitions

We have grown organically and by acquisition. Our significant business acquisitions during the past two fiscal years include the following (including the segment in which the business reports):

2023

●	Acquisition of HR Products, a leading wholesale supplier of irrigation parts in Australia (Agriculture)

2022

●	Acquisition of 51% of ConcealFab, a 5G infrastructure and PIM mitigation solutions company in Colorado (Infrastructure)
●	Acquisition of the remaining 9% not previously owned of Convert Italia S.p.A. (Infrastructure)
●	Acquisition of the remaining 20% not previously owned of Valmont West Coast Engineering, Ltd. (Infrastructure)

Divestitures

Our business divestitures during the past two fiscal years include the following (including the segment in which the business reported):

2023

●	Divestiture of Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana (Agriculture)

2022

●	Divestiture of Valmont SM, an offshore wind energy structures business in Denmark (Other)

Suppliers and Availability of Raw Materials

Hot rolled steel coil and plate, zinc, and other carbon steel products are the primary raw materials utilized in the manufacture of finished products for all segments. We purchase these essential items from steel mills, steel service centers, and zinc producers where these materials are usually readily available. While we may experience increased lead times to acquire materials and volatility in our purchase costs, we do not believe that key raw materials would be unavailable for extended periods. We have not experienced extended or widespread shortages of steel in the past several years, due to what we believe are strong relationships with some of the major steel producers. In the past several years, we experienced volatility in steel, zinc, and natural gas prices, but we did not experience any disruptions to our operations due to availability.

Patents, Licenses, Franchises, and Concessions

We have a number of patents for our manufacturing machinery, structures, solar trackers, highway guardrails, and irrigation designs. We also have a number of registered trademarks. We do not believe the loss of any individual patent or trademark would have a material adverse effect on our financial condition, results of operations, or liquidity.

Seasonal Factors in Business

Sales can be somewhat seasonal based on the agricultural growing season and the infrastructure construction season. Sales of mechanized irrigation equipment to farmers are traditionally higher during the spring and fall and lower in the summer. Sales of infrastructure products are traditionally higher in the summer and fall and lower in the winter.

Customers

We are not dependent upon a single customer or upon very few customers for a material part of any segment’s business. The loss of any one customer would not have a material adverse effect on our financial condition, results of operations, or liquidity.

Backlog

As of December 30, 2023 and December 31, 2022, the backlog of orders for our principal products manufactured and marketed was $1,465.5 million and $1,656.4 million, respectively. An order is reported in our backlog upon receipt of a purchase order from the customer or execution of a sales order contract. We anticipate that most of the fiscal 2023 backlog of orders will be filled during fiscal 2024. The total backlog by segment as of December 30, 2023 and December 31, 2022 was as follows:

	December 30,	December 31,
Dollars in millions	2023	2022
Infrastructure	$1,299.6	$1,339.1
Agriculture	165.9	317.3
Total backlog	$1,465.5	$1,656.4

Environmental Protection

We are subject to various federal, state, and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures will materially impact our financial condition, results of operations, or liquidity.

Number of Employees

As of December 30, 2023, we had 11,125 employees.

Human Capital Resources

Our policies and practices with respect to human capital resources are generally set forth in our Code of Business Conduct, our Human Rights Policy, and the principles described on our website at www.valmont.com. Essential to our success is a company-wide commitment to customer service and innovation and the ability to provide the best value to our customers for our products and services. Our employees are the cornerstone of our accomplishments, and we pride ourselves on being people of passion and integrity who excel and deliver results. Our Code of Business Conduct and our culture require each employee to act responsibly and to treat each other fairly and with the utmost respect.

Our businesses require skilled workers and management in order to meet our customers’ needs, grow our sales, and maintain competitive advantages. We require employees with skills in engineering, welding, equipment maintenance, and the operation of complex manufacturing machinery. Management talent is critical, as well, to help grow our businesses and effectively plan for the succession of key employees upon retirement.

As of December 30, 2023, we had 6,356 employees in the U.S. and 4,769 employees in countries outside the U.S. We place a high value on diversity and inclusion, seeking employees with diverse backgrounds and experiences who share a common interest in profitable development, improving corporate culture, and delivering sustainable business results.

We have adopted a Human Rights Policy which is published on our website. We expect our employees, suppliers, vendors, dealers, and distributors to share our commitment to human rights. We prohibit discrimination based on age, race, disability, ethnicity, marital or family status, national origin, religion, gender, sexual orientation, veteran status, gender identity, or any other characteristic protected by law.

We are committed to voluntary employment, and we strictly prohibit all forms of compulsory labor, including child labor, forced labor, slavery, and human trafficking. We respect internally recognized human rights standards, and this policy is guided by the United Nations Guiding Principles on Business and Human Rights.

We require full compliance with applicable wage, work hours, overtime, and benefits laws. We are committed to creating a culture where a healthy and safe workplace is recognized by everyone as essential to our success. Any employee can always contact our compliance officer, and confidential reporting of a situation or the ability to ask a question is available on a secure website maintained by a third party. Employees are eligible for health insurance, paid and unpaid leaves, retirement plans, and life, disability, and accident coverage.

When positions come open at Valmont, we try first to fill them from within. We like to reward the hard-working members of our Valmont community with new opportunities that are not only a chance to expand their worlds but to also recognize and reward their dedication. We have found them to be our richest talent resource.

Our program for succession and management development has our highest level of attention with our Chief Executive Officer (“CEO”) responsible for reporting on the program directly to our Board of Directors.

For additional information, please see the “Governance” and “Sustainability” pages on our website and the section titled “Governance, Human Capital and Sustainability Highlights” in our 2024 Proxy Statement.

Available Information

We make available, free of charge on the “Investors” page of our website at www.valmont.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Additionally, we use our website, through the “Investors” page, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

ITEM 1A. RISK FACTORS

The following risk factors describe various risks that may affect our business, financial condition, and operations.

Economic and Business Risks

The ultimate consumers of our products operate in cyclical industries that have been subject to significant downturns which have adversely impacted our sales in the past and may again in the future.

Our sales are sensitive to the market conditions present in the industries in which the ultimate consumers of our products operate, which in some cases have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. Our sales to the U.S. electric utility industry were over $1.0 billion in fiscal 2023. Purchases of our products are deferrable to the extent that utilities may reduce capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy, or financing constraints. In the event of weakness in the demand for utility structures due to reduced or delayed spending for electrical generation and transmission projects, our sales and operating income likely will decrease.

The end-users of our mechanized irrigation equipment are farmers. Accordingly, economic changes within the agriculture industry, particularly the level of farm income, may affect sales of these products. From time to time, lower levels of farm income resulted in reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies, and export levels decrease. In addition, weather conditions, which may be exacerbated by climate change, such as extreme drought, may result in reduced availability of water for irrigation and can affect farmers’ buying decisions. Farm income can also decrease as farmers’ operating costs increase. Increases in oil and natural gas prices result in higher costs of energy and nitrogen‑based fertilizer (which uses natural gas as a major ingredient).

Furthermore, uncertainty as to future government agricultural policies may cause indecision on the part of farmers. The status and trend of government farm supports, financing aids, and policies regarding the ability to use water for agricultural irrigation can affect the demand for our irrigation equipment. In the U.S., certain parts of the country are considering policies that would restrict usage of water for irrigation. All of these factors may cause farmers to delay capital expenditures for farm equipment. Consequently, downturns in the agricultural industry will likely result in a slower, and possibly a negative, rate of growth in irrigation equipment and tubing sales. In February 2024, the U.S. Department of Agriculture (“USDA”) forecasted U.S. 2024 net farm income to be $116.1 billion, a decrease of $39.8 billion (or -25.5%), relative to 2023. The decrease was primarily related to a decrease in cash receipts from crops and livestock, in addition to a decrease in direct government support payments and higher production expenses. With this projected decline, net farm income in 2024 would be 1.7% below its 20-year average.

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

Rising steel prices, as seen for example in the first half of fiscal 2021 and the first quarter of fiscal 2023, can put pressure on gross profit margins, especially in our Infrastructure segment product lines. The elapsed time between the release of a customer’s purchase order and the manufacturing of the product ordered can be several months. As some of the sales in the Infrastructure segment are fixed-price contracts, rapid increases in steel costs likely will result in lower operating income. Steel prices for both hot rolled coil and plate can also decrease substantially in a given period, which occurred, for example, in the fourth quarter of fiscal 2021 and through much of fiscal 2022. Steel is most significant for our TD&S product line where the cost of steel has been approximately 50% of the net sales, on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales in this product line by approximately $100.0 million for the fiscal year ended December 30, 2023.

We believe the volatility over the past several years was due to significant increases in global steel production and rapid changes in consumption (especially in rapidly growing economies, such as China and India). The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases particularly in our lighting, traffic, and utility businesses. In the same respect, rapid decreases in the price of steel can also result in reduced operating margins in our utility businesses due to the long production lead times.

Demand for our infrastructure products including coating services is highly dependent upon the overall level of infrastructure spending.

We manufacture and distribute engineered infrastructure products for lighting and traffic, utility, and other specialty applications. Our Coatings product line serves many construction‑related industries. Because these products are used primarily in infrastructure construction, sales in these businesses are highly correlated with the level of construction activity, which historically has been cyclical. Construction activity by our private and government customers is affected by, and can decline because of, a number of factors, including, but not limited to:

●	weakness in the general economy, which may negatively affect tax revenues, resulting in reduced funds available for construction;
●	interest rate increases, which increase the cost of construction financing; and
●	adverse weather conditions, which slow construction activity.

The current economic uncertainty in the U.S. and Europe will have some negative effects on our business. In our L&T product line, some of our lighting structure sales are for new residential and commercial areas. When residential and commercial construction is weak, we have experienced some negative impact on our light pole sales to these markets. In a broader sense, in the event of an overall downturn in the economies in Europe, Australia, or China, we may experience decreased demand if our customers in these countries have difficulty securing credit for their purchases from us.

In addition, sales in our Infrastructure segment, particularly our lighting, transportation, and highway safety products, are highly dependent upon federal, state, local, and foreign government spending on infrastructure development projects. U.S. federal funding initiatives, such as the IIJA and the IRA, support multi-year demand for our infrastructure products, although the timing and amount of funding appropriations from these initiatives can be difficult to predict. The level of spending on such projects may decline for a number of reasons beyond our control, including, among other things, budgetary constraints affecting government spending generally or transportation agencies in particular, decreases in tax revenues, and changes in the political climate, including legislative delays, with respect to infrastructure appropriations.

We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.

We sell our products in many countries around the world. Approximately 31% of our fiscal 2023 sales were in markets outside the U.S. and are often made in foreign currencies, mainly the Australian dollar, Brazilian real, Canadian dollar, Chinese renminbi, and Euro. Because our Consolidated Financial Statements are denominated in U.S. dollars, fluctuations in exchange rates between the U.S. dollar and other currencies have had and will continue to have an impact on our reported earnings. If the U.S. dollar weakens or strengthens versus the foreign currencies mentioned above, the result will be an increase or decrease in our reported sales and earnings, respectively. Currency fluctuations have affected our financial performance in the past and may affect our financial performance in any given period. In cases where local currencies are strong, the relative cost of goods imported from outside our country of operation becomes lower and affects our ability to compete profitably in our home markets.

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

In addition to the discussion above of economic and business risks, please see our further discussion on interest rates, foreign currency exchange rates, and commodity prices included in “Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this report.

Legal and Regulatory Risks

We may lose some of our foreign investment or our foreign sales and profits may decline because of risks of doing business in foreign markets, including trade relations and tariffs.

We are an international manufacturing company with operations around the world. As of December 30, 2023, we operated over 80 manufacturing plants located on six continents and sold our products in more than 100 countries. In fiscal 2023, approximately 31% of our net sales were either sold in markets or produced by our manufacturing plants outside of North America (primarily the U.S., Canada, and Mexico). We have operations in geographic markets that have recently experienced political instability, such as the Middle East, and economic uncertainty, such as Western Europe. Our geographic diversity also requires that we hire, train, and retain competent management for our various local markets, which not only impacts our operational results but also our managing and reporting functions.

Demand for our products and our profitability are affected by trade relations between countries. We have a significant manufacturing presence in Australia, Brazil, Europe, and China. These operations are affected by U.S. trade policies, such as additional tariffs on a broad range of imports and retaliatory actions by foreign countries, most recently China, which have impacted sales of our products. In addition, there can be a derived indirect impact on demand for our products arising from quotas, restrictions, and retaliatory tariffs (e.g., China tariffs on imported soybeans affect U.S. net farm income).

We expect that international sales will continue to account for a significant percentage of our net sales in the future. Accordingly, our foreign business operations and our foreign sales and profits are subject to the following potential risks:

●	political and economic instability, resulting in the reduction of the value of, or the loss of, our investment;
●	recessions in economies of countries in which we have business operations, decreasing our international sales;
●	natural disasters and public health issues in our geographic markets, negatively impacting our workforce, manufacturing capability, and sales;
●	difficulties and costs of staffing and managing our foreign operations, increasing our foreign operating costs and decreasing profits, with additional risk to our managing and reporting functions;
●	potential violation of local laws or unsanctioned management actions that could affect our profitability or ability to compete in certain markets;
●	difficulties in enforcing our rights outside the U.S. for patents on our manufacturing machinery, poles, and irrigation designs;
●	increases in tariffs, export controls, taxes, and other trade barriers reducing our international sales and our profit on these sales; and
●	acts of war or terrorism.

As a result, we may lose some of our foreign investment, or our foreign sales and profits may be materially reduced, because of risks of doing business in foreign markets.

Failure to comply with any applicable anti-corruption legislation could result in fines, criminal penalties, and an adverse effect on our business.

We must comply with all applicable laws, which include the U.S. Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act, and other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and an adverse effect on our reputation, business, and results of operations and financial condition.

We could incur substantial costs as the result of violations of, or liabilities under, environmental laws.

Our facilities and operations are subject to U.S. and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contamination. Failure to comply with these laws and regulations, or with the permits required for our operations, could result in fines or civil or criminal sanctions, third-party claims for property damage or personal injury, and investigation and cleanup costs. Potentially significant expenditures could be required in order to comply with environmental laws that regulators may adopt or impose in the future.

Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled, and disposed of hazardous and other regulated wastes. We detected contaminants at some of our present and former sites, principally in connection with historical operations. In addition, from time to time, we have been named as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites that are not provided for in our Consolidated Financial Statements, including third‑party sites, at which we may have material obligations, the discovery of additional contaminants or the imposition of additional cleanup obligations at these sites could result in significant liability beyond amounts provided for in our Consolidated Financial Statements.

Failure to successfully commercialize or protect our intellectual property rights may have a material adverse effect on our business, financial condition, and operating results.

The successful commercialization and protection of our current and future patents, trademarks, trade secrets, copyrights, unpatented proprietary processes, methods, and other technologies are critical to our business and competitive position. We rely on our business expertise to commercialize these intellectual property rights. We rely on patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property rights. We may fail to apply the appropriate business expertise to successfully commercialize an intellectual property right, particularly with respect to new and developing technologies. Our intellectual property rights protections could be challenged, invalidated, circumvented, or rendered unenforceable. Third parties may infringe or misappropriate our intellectual property rights. We may incur substantial unrecoverable litigation costs in seeking to protect our intellectual property rights. Failure to successfully commercialize or protect our intellectual property rights may have a material adverse effect on our business, financial condition, and operating results.

We have been and may be subject to or involved in litigation or threatened litigation, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.

From time to time, we have been and may be subject to disputes and litigation, with and without merit, which may be costly, and which may divert the attention of our management and our resources in general, whether or not any dispute actually proceeds to litigation. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. These costs may exceed the dollar limits or may not be covered at all by our insurance policies.

Design patent litigation related to guardrails could reduce demand for such products and raise litigation risk.

Certain of our foreign subsidiaries in India, New Zealand, and Australia manufacture highway safety products, primarily for sale in non-U.S. markets, and license certain design patents related to guardrails to third parties. There are currently domestic U.S. product liability lawsuits against some companies that manufacture and install certain guardrail products. Such lawsuits, some of which have at times involved a foreign subsidiary based on its design patent, could lead to a decline in demand for such products or approval for use of such products by government purchasers both domestically and internationally, and potentially raise litigation risk for foreign subsidiaries and negatively impact their sales and license fees.

Liquidity and Capital Resources Risks

We have, from time to time, maintained a substantial amount of outstanding indebtedness, which could impair our ability to operate our business and react to changes in our business, remain in compliance with debt covenants, and make payments on our debt.

As of December 30, 2023, we had $1,138.1 million of total outstanding indebtedness, of which $379.9 million matures within the next five fiscal years. We also had $421.9 million of capacity to borrow under our revolving credit facility as of December 30, 2023. We occasionally borrow money to make business acquisitions and repurchase shares. From time to time, our borrowings have been significant. Most of our interest‑bearing debt is borrowed by U.S. entities. Rising interest rates have increased our cost of indebtedness.

Our level of indebtedness could have important consequences, including:

●	our ability to satisfy our obligations under our debt agreements could be affected and any failure to comply with the requirements, including significant financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing our indebtedness;
●	a substantial portion of our cash flow from operations will be required to make interest and principal payments and will not be available for operations, working capital, capital expenditures, expansion, or general corporate and other purposes, including possible future acquisitions that we believe would be beneficial to our business;
●	our ability to obtain additional financing in the future may be impaired;
●	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;
●	our flexibility in planning for, or reacting to, changes in our business and industry may be limited; and
●	our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry, or the economy in general.

The restrictions and covenants in our debt agreements could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. These covenants may prevent us from taking advantage of business opportunities that arise.

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under our agreement and a default or acceleration of the debt outstanding under our other debt agreements. The accelerated debt would become immediately due and payable. If that were to occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are favorable to us.

As of December 30, 2023, we had $203.0 million of cash and cash equivalents. Approximately 80% of our consolidated cash balance is outside the U.S. In the event that we would have to repatriate cash from international operations to meet cash needs in the U.S., we may be subject to legal, contractual, or other restrictions. In addition, as we use cash for acquisitions and other purposes, any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and business prospects.

We assumed an underfunded pension liability as part of the fiscal 2010 acquisition of Delta Ltd., and the combined company may be required to increase funding of the plan and/or be subject to restrictions on the use of excess cash.

Delta Ltd. is the sponsor of a U.K. defined benefit pension plan (the “Plan”) that, as of December 30, 2023, covered approximately 5,400 inactive or retired former Delta employees. The Plan has no active employees as members. As of December 30, 2023, the Plan was, for accounting purposes, overfunded by approximately £12.1 million ($15.4 million). The current agreement with the trustees of the Plan for annual funding is approximately £13.1 million ($16.7 million) in respect of the funding shortfall at the time of acquisition and approximately £1.3 million ($1.7 million) in respect of administrative expenses. Although this funding obligation was considered in the acquisition price for the Delta shares, the underfunded position may adversely affect the combined company as follows:

●	Laws and regulations in the U.K. normally require the Plan trustees to agree on a new funding plan with us every three years. The last funding plan was developed in fiscal 2022. Changes in actuarial assumptions, including future discount, inflation, and interest rates, investment returns, and mortality rates may increase the underfunded position of the Plan and cause the combined company to increase its funding levels in the Plan to cover underfunded liabilities.
●	The U.K. regulates the Plan, and the trustees represent the interests of covered workers. Laws and regulations, under certain circumstances, could create an immediate funding obligation to the Plan, which could be significantly greater than the asset recognized for accounting purposes as of December 30, 2023. Such immediate funding is calculated by reference to the cost of buying out liabilities on the insurance market and could affect our ability to fund the future growth of the business or finance other obligations.

General Risks

Our businesses require skilled labor and management talent, and we may be unable to attract and retain qualified employees.

Our businesses require skilled factory workers and management in order to meet our customers’ needs, grow our sales, and maintain competitive advantages. Skills such as welding, equipment maintenance, and operating complex manufacturing machinery may be in short supply in certain geographic areas, leading to shortages of skilled labor and increased labor costs. Management talent is critical, as well, to help grow our businesses and effectively plan for succession of key employees upon retirement. In some geographic areas, skilled management talent for certain positions may be difficult to find. To the extent we have difficulty in finding and retaining these skills in the workforce, there may be an adverse effect on our ability to grow profitably in the future.

We face strong competition in our markets.

We face competitive pressures from a variety of companies in each of the markets we serve. Our competitors include companies who provide the technologies that we provide as well as companies who provide competing technologies, such as drip irrigation. Our competitors include international, national, and local manufacturers, some of whom may have greater financial, manufacturing, marketing, and technical resources than we do or greater penetration in, or familiarity with, a particular geographic market than we have.

In addition, certain of our competitors, particularly with respect to our TD&S and Telecommunications product lines, have sought bankruptcy protection in recent years and may emerge with reduced debt service obligations, which could allow them to operate at pricing levels that put pressure on our margins. Some of our customers have moved manufacturing operations or product sourcing overseas, which can negatively impact our sales of galvanizing and anodizing services.

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

Any future acquisitions may present significant challenges for our management due to the time and resources required to properly integrate management, employees, information systems, accounting controls, personnel, and administrative functions of the acquired business with those of Valmont and to manage the combined company going forward. We may not be able to completely integrate and streamline overlapping functions or, if such activities are successfully accomplished, such integration may be more costly to accomplish than originally contemplated. We may also have difficulty in successfully integrating our product offerings with those of acquired businesses to improve our collective product offering. Our efforts to integrate acquired businesses could be affected by a number of factors beyond our control, including general economic conditions. In addition, the process of integrating acquired businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of acquired businesses could adversely impact our business, results of operations, and liquidity, and the benefits we anticipate may never materialize. These factors are relevant to any acquisition we undertake.

In addition, although we conduct reviews of businesses we acquire, we may be subject to unexpected claims or liabilities, including environmental cleanup costs, as a result of these acquisitions. Such claims or liabilities could be costly to defend or resolve and be material in amount, and thus could materially and adversely affect our business, results of operations, and liquidity.

We may incur significant warranty or contract management costs.

In our Infrastructure segment, we manufacture large structures for electrical transmission. These products may be highly engineered for very large, complex contracts and subject to terms and conditions that penalize us for late delivery and result in consequential and compensatory damages. From time to time, we may have a product quality issue on a large utility structures order and the related costs may be significant. Our products in the Infrastructure segment also include structures for a wide range of outdoor lighting, traffic, and wireless communication applications.

Our Agriculture products carry warranty provisions, some of which may span several years. In the event we have widespread product reliability issues with certain components, we may be required to incur significant costs to remedy the situation.

Our operations could be adversely affected if our information technology systems and networks are compromised or otherwise subjected to cyberattacks.

Global cyberattacks continually increase in sophistication and pose significant risks to the security of our information technology systems and networks which, if breached, could materially adversely affect the confidentiality, availability, and integrity of our data. Our operations involve transferring data across international borders, and we must comply with increasingly complex and rigorous standards to protect business and personal data in the U.S. and foreign countries, including members of the European Union.

The primary objective of our risk management and strategy is maintaining and protecting the confidentiality, integrity, and availability of information for our business and customers. We rely on our information security program which covers a range of cybersecurity activities. More information on these measures may be found in Part I, Item 1C in this report. While these measures are designed to prevent, detect, respond to, and mitigate unauthorized activity, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack whether experienced directly through our information technology systems and networks or third-party service providers, or allow us to detect, report, or respond adequately in a timely manner.

Successful cybersecurity attacks or other security incidents could result in the loss of key innovations in artificial intelligence, Internet of Things, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks, or other means; and business delays, service or system disruptions, or denials of service. This could lead to legal risk, fines and penalties, negative publicity, theft, modification or destruction of proprietary information or key information, manufacture of defective products, production downtimes, and operational disruptions, which could adversely affect our reputation, competitiveness, and results of operations.

Regulatory and business developments regarding climate change could adversely impact our operations and demand for our products.

Regulatory and business developments regarding climate change could adversely impact our operations. We follow the scientific discussion on climate change and related legislative and regulatory enactments, including those under consideration, to deliberate the potential impact on our operations and demand for our products. The scientific discussion on the presence and scope of climate change and the attention that domestic and international legislatures and regulatory authorities have given to enacting or considering laws or rules related to climate change are expected to continue. The production and market for our products are subject to the impact of laws and rules related to climate change. Our customers and our operating segments are exposed to risks of increased costs to comply with such laws and rules, including increased costs for raw materials and transportation, as well as exposure to damage to our respective business reputations upon any failure of compliance. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring our assets, or other unforeseen disruptions of our operations, systems, property, or equipment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our information security program covers a range of cybersecurity activities with a primary objective of maintaining the confidentiality, integrity, and availability of information for our business and customers. The program and our systems are designed to identify and mitigate information security risks and data privacy breaches. Our risk mitigation processes include a cybersecurity incident response plan that is exercised regularly with tabletop exercises, security awareness training with attack simulations to reinforce the training, cybersecurity risk assessment integrated with technology acquisition processes and utilization of third-party partnerships for threat intelligence, incident response and escalation, and attack surface monitoring.

We measure our security performance against the International Organization for Standardization 27001 Framework and Enterprise Risk Management strategies. We implement policies and practices to mitigate risks to organization data and operational processes.

Our Global Data Privacy Program continues to align with environmental, social, and corporate governance standards and considers both risks and benefits of privacy-driven spending. The program operating model is based on the General Data Protection Regulation, which is adjusted for specific local requirements. The operating model is scalable to manage strategic, operational, legal, compliance, and financial risks and benefits, and uses technology to automate portions of the program, such as data subject access requests and consent and preference management.

Our membership on the Data Privacy Board, a group comprised of some of the world’s largest companies with a mission to help members engage in confidential, leader-level discussion, presents opportunities using unbiased benchmarking and support from peers in various industries. We continue to build privacy resilience across international operating environments.

We work with third-party vendors to enhance our processes against the occurrences and impact of unauthorized access to our network, computers, programs, and data. Risk is inherent in risk management and strategy for cybersecurity. See “Risk Factors” in Part I, Item 1A in this report for further discussion.

Governance

The Board of Directors has oversight responsibility for cyber risks affecting the Company. The Board has delegated risk oversight with respect to operational, compliance, and financial matters, including cybersecurity and information technology risk, to the Audit Committee.

Our Director of Security has extensive experience implementing and managing cybersecurity policies including oversight of investments in tools, resources, and processes that allows for the continued maturity of our cybersecurity program. Team members who support our information security program have relevant educational and industry experience. Our CEO, Chief Financial Officer, and Audit Committee receive regular reports provided by our Director of Security on the Company’s risk and compliance with respect to cybersecurity matters including data privacy, incidents, and industry trends, along with prevention, detection, mitigation, and remediation of cyber incidents.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Omaha, Nebraska. The headquarters facility is leased through fiscal 2046 and houses the majority of our executive offices, reportable segment business units, and administrative functions. We also maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska; McCook, Nebraska; Tulsa, Oklahoma; Brenham, Texas; Charmeil, France; Uberaba, Brazil; Monterrey, Mexico; Siedlce, Poland; Shanghai, China; and Dubai, United Arab Emirates. All of these facilities are owned by us. We believe that our manufacturing capabilities and capacities are adequate for us to effectively serve our customers. Our capital spending programs consist of investment for replacement, achieving operational efficiencies, and expanding capacities where needed. Our principal operating locations by reportable segment are listed below.

Infrastructure segment North American manufacturing operations are located in Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Nebraska, New Jersey, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Canada, and Mexico. The largest of these operations are in Valley, Nebraska; Brenham, Texas; Tulsa, Oklahoma; and Monterrey, Mexico, all of which are owned facilities. We have communication component distribution locations in California, Colorado, Florida, Georgia, Indiana, Maryland, Nebraska, Nevada, New York, Oregon, and Texas. International locations are in Australia, China, England, Estonia, Finland, France, India, Indonesia, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Poland, and Thailand. The largest of these operations are in Charmeil, France, and Shanghai, China, both of which are owned facilities.

Agriculture segment North American manufacturing operations are located in Nebraska. Our principal manufacturing operations serving international markets are located in Uberaba, Brazil; Dubai, United Arab Emirates; and Shandong, China; along with a technology research and development center in Israel. All facilities are owned except for China and Israel, which are leased.

Operations in the Other segment, which were divested in fiscal 2022, were located in Denmark.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, nor are any of our properties subject to, any material legal proceedings. We are, from time to time, engaged in routine litigation incidental to our businesses. For further information on legal proceedings, please refer to Note 18 to the Consolidated Financial Statements contained in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions, and business experiences of the last five years of our current executive officers are as follows:

Avner M. Applbaum, age 52, President and Chief Executive Officer since July 2023. Executive Vice President and Chief Financial Officer from March 2020 to July 2023. Chief Financial Officer and Chief Operating Officer of Double E Company, an equipment manufacturer, from 2017 to March 2020.

Timothy P. Francis, age 47, Interim Chief Financial Officer since July 2023 and Interim Chief Accounting Officer since December 2023. Senior Vice President and Finance Business Partner of Global Operations from June 2022 to July 2023. Senior Vice President and Controller from June 2014 to June 2022.

Diane M. Larkin, age 59, Executive Vice President of Global Operations since June 2020. Senior Vice President of Operations and Global Supply for Pentair, a water treatment company, from 2017 to June 2020.

T. Mitchell Parnell, age 58, Executive Vice President and Chief Human Resources Officer since January 2019.

Aaron M. Schapper, age 50, Group President of Agriculture and Chief Strategy Officer since July 2023. Group President of Infrastructure from February 2020 to July 2023. Group President of Utility Support Structures from October 2016 to February 2020.

J. Timothy Donahue, age 59, Group President of Infrastructure since July 2023. Executive Vice President of Corporate and Business Development from January 2023 to July 2023. President of Global Engineered Support Structures from December 2019 to January 2023. Vice President of North America Engineered Support Structures from April 2018 to December 2019.

Renee L. Campbell, age 54, Senior Vice President of Investor Relations and Treasurer since February 2022. Vice President of Investor Relations and Corporate Communications from October 2017 to February 2022.

Ellen S. Dasher, age 54, Vice President of Global Taxation since December 2015.

R. Andrew Massey, age 54, Vice President, Chief Legal Officer, and Corporate Secretary since July 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “VMI”.

Holders

As of December 30, 2023, we had approximately 57,128 shareholders of common stock.

Dividends

Cash dividends on our common stock are paid quarterly. We paid a total of $49.5 million and $45.8 million in dividends in fiscal 2023 and 2022, respectively. The Board of Directors determines whether to declare dividends, the timing, and the amount based on financial condition and other factors it deems relevant. We currently expect that dividends comparable to those paid historically will continue to be paid in the future.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased	Approximate Dollar
	Total		as Part of	Value of
	Number	Average	Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased
Period	Purchased	per Share	or Programs	Under the Program (1)
October 1, 2023 to October 28, 2023	—	$—	—	$314,724,000
October 29, 2023 to December 2, 2023
Non-Accelerated Share Repurchase	240,120	211.69	240,120	263,883,000
November 2023 Accelerated Share Repurchase (2)	438,917	(2)	438,917	143,883,000
December 3, 2023 to December 30, 2023	35,000	222.11	35,000	136,108,000
Total	714,037	$250.15	714,037	$136,108,000
(1)	On May 13, 2014, we announced a capital allocation philosophy that covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. On February 24, 2015, and again on October 31, 2018, the Board of Directors authorized additional purchases of up to $250.0 million of the Company’s outstanding common stock with no stated expiration date. On February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400.0 million, with no stated expiration date, bringing the total authorization to $1,400.0 million. As of December 30, 2023, we have acquired 7,895,724 shares for approximately $1,263.9 million under this share repurchase program.
(2)	In November 2023, we entered into an accelerated purchase agreement to repurchase $120.0 million of the Company’s outstanding common stock (“November 2023 ASR”) with CitiBank, N.A. as counterparty. The November 2023 ASR was entered into under our previously announced share repurchase program described above. In the fourth quarter of fiscal 2023, the Company pre-paid $120.0 million and received an initial delivery of 438,917 shares of common stock from CitiBank, which represented 75% of the prepayment amount divided by the closing price of $205.05 per share on November 28, 2023. The final number of shares to be delivered and the average price paid per share will be based on the daily volume weighted average share price during the term of the November 2023 ASR less a discount, which will be completed during the first quarter of fiscal 2024.

The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued for the fiscal year ended December 30, 2023 totaled $2.8 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Forward‑Looking Statements

Management’s discussion and analysis, and other sections of this annual report, contain forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, expected future developments, and other factors believed to be appropriate under the circumstances. These statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond the Company’s control), and assumptions. Management believes that these forward‑looking statements are based on reasonable assumptions. Many factors could affect the Company’s actual financial results and cause them to differ materially from those anticipated in the forward‑looking statements. These factors include, among other things, risk factors described from time to time in the Company’s reports to the SEC, as well as future economic and market circumstances, industry conditions, company performance and financial results, operating efficiencies, availability and price of raw materials, availability and market acceptance of new products, product pricing, domestic and international competitive environments, and actions and policy changes of domestic and foreign governments.

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

This section of the Form 10-K generally discusses fiscal 2023 items, fiscal 2022 items, and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

General

	Fiscal Year Ended			Fiscal Year Ended
	December 30,	December 31,	Percent	December 25,	Percent
Dollars in millions, except per share amounts	2023	2022	Change	2021	Change
Consolidated
Net sales	$4,174.6	$4,345.2	(3.9)%	$3,501.6	24.1%
Gross profit	1,236.0	1,126.3	9.8%	883.9	27.4%
as a percent of net sales	29.6%	25.9%		25.2%
Selling, general, and administrative expenses	768.4	693.0	10.9%	590.6	17.3%
as a percent of net sales	18.4%	15.9%		16.9%
Impairment of goodwill and intangible assets	140.8	—	NM	6.5	NM
Realignment charges	35.2	—	NM	—	NM
Operating income	291.6	433.3	(32.7)%	286.8	51.1%
as a percent of net sales	7.0%	10.0%		8.2%
Net interest expense	50.6	45.5	11.2%	41.4	9.9%
Effective tax rate	38.1%	29.9%		23.6%
Net earnings attrib. to Valmont Industries, Inc.	150.8	250.9	(39.9)%	195.6	28.3%
Diluted earnings per share	$6.78	$11.62	(41.7)%	$9.10	27.7%
Infrastructure
Net sales	$2,999.6	$2,909.7	3.1%	$2,361.5	23.2%
Gross profit	842.1	736.6	14.3%	603.6	22.0%
Selling, general, and administrative expenses	424.9	382.1	11.2%	330.0	15.8%
Impairment of goodwill and intangible assets	3.6	—	NM	—	NM
Realignment charges	17.3	—	NM	—	NM
Operating income	396.3	354.5	11.8%	273.6	29.6%
Agriculture
Net sales	$1,175.0	$1,335.3	(12.0)%	$1,017.1	31.3%
Gross profit	393.9	381.8	3.2%	297.7	28.2%
Selling, general, and administrative expenses	230.7	202.5	13.9%	160.6	26.1%
Impairment of goodwill and intangible assets	137.2	—	NM	—	NM
Realignment charges	9.1	—	NM	—	NM
Operating income	16.9	179.3	(90.6)%	137.1	30.8%
Other
Net sales	$—	$100.2	NM	$123.0	(18.5)%
Gross profit (loss)	—	7.9	NM	(18.2)	NM
Selling, general, and administrative expenses	—	5.6	NM	15.5	(63.9)%
Impairment of goodwill and intangible assets	—	—	NM	6.5	NM
Operating income (loss)	—	2.3	NM	(40.2)	NM
Corporate
Gross profit	$—	$—	NM	$0.8	NM
Selling, general, and administrative expenses	112.8	102.8	9.7%	84.5	21.7%
Realignment charges	8.8	—	NM	—	NM
Operating loss	(121.6)	(102.8)	18.3%	(83.7)	22.8%

NM = not meaningful

FISCAL 2023 COMPARED WITH FISCAL 2022

Overview

The decrease in net sales in fiscal 2023, as compared with fiscal 2022, was the result of lower sales in the Agriculture segment, partially offset by higher sales in the Infrastructure segment. Fiscal 2023 included 52 weeks, while fiscal 2022 included 53 weeks. The estimated impact on the Company's results of operations due to the extra week in fiscal 2022 was additional net sales of approximately $80.8 million and additional net earnings of approximately $5.3 million.

Dollars in millions	Infrastructure	Agriculture	Other	Total
Net sales - fiscal 2022	$2,909.7	$1,335.3	$100.2	$4,345.2
Volume	9.6	(175.5)	—	(165.9)
Pricing and mix	85.1	(1.2)	—	83.9
Acquisition	12.2	14.0	—	26.2
Divestiture	—	—	(100.2)	(100.2)
Currency translation	(17.0)	2.4	—	(14.6)
Net sales - fiscal 2023	$2,999.6	$1,175.0	$—	$4,174.6

Volume impacts are estimated based on physical production or sales measure. Since products we sell are not uniform in nature, pricing and mix relate to a combination of changes in sales prices and the attributes of the products sold. Accordingly, pricing and mix changes do not necessarily result in operating income changes.

Steel prices for both hot rolled coil and plate have remained volatile over the past two fiscal years, especially in North America. Decreases in the average cost of consumed steel combined with recent customer pricing strategy mechanisms more than offset the overall decrease in volumes on a consolidated basis in fiscal 2023, as compared to fiscal 2022.

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provided for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which were completed by the end of fiscal 2023. The Board of Directors authorized the incurrence of cash charges up to $36.0 million in connection with the Realignment Program of which $35.2 million were incurred in fiscal 2023. Severance and other employee benefit costs totaled approximately $17.3 million within the Infrastructure segment, $9.1 million within the Agriculture segment, and $8.8 million within Corporate expense.

Items Impacting Comparability

Items of note impacting the comparability of results from net earnings for fiscal 2023 included:

●	charges of $140.8 million ($136.5 million after-tax) related to the impairment of long-lived assets, namely goodwill,
●	charges of $35.2 million ($26.5 million after-tax) related to the Realignment Program,
●	charges of $5.6 million ($4.2 million after-tax) related to non-recurring charges related to major scope changes for two strategic projects initiated by departed senior leadership,

Items of note impacting the comparability of results from net earnings for fiscal 2022 included:

●	charges of $33.3 million (no associated tax benefit) related to the divestiture of the offshore wind energy structures business,
●	charges of $6.6 million ($5.1 million after-tax) related to amortization of identified intangible assets from the Prospera subsidiary, and
●	charges of $9.9 million ($8.9 million after-tax) related to stock-based compensation expense for the employees from the Prospera subsidiary acquired in the second quarter of fiscal 2021.

Acquisitions

The Company acquired the following businesses in fiscal 2023 and fiscal 2022:

●	HR Products, a leading wholesale supplier of irrigation parts in Australia, in the third quarter of fiscal 2023, for $37.3 million, included in the Agriculture segment, and
●	51% of ConcealFab, a Colorado-based 5G infrastructure and passive intermodulation mitigation solutions company, in the second quarter of fiscal 2022, for $39.3 million, included in the Infrastructure segment.

Divestitures

The Company divested the following businesses in fiscal 2023 and fiscal 2022:

●	Torrent Engineering and Equipment in the second quarter of fiscal 2023, which resulted in a gain of $3.0 million. The integrator of prepackaged pump stations in Indiana was included in the Agriculture segment and the gain was recorded in “Other income (expenses)” in the Consolidated Statements of Earnings, and
●	Valmont SM in the fourth quarter of fiscal 2022, which resulted in a loss of $33.3 million with no associated tax benefit. The offshore wind energy structures business in Denmark was included in the Other segment and the loss was recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

Macroeconomic Impacts on Financial Results and Liquidity

We continue to monitor several macroeconomic and geopolitical uncertainties that have impacted or may impact our business, including inflationary cost pressures, supply chain disruptions, changes in foreign currency exchange rates against the U.S. dollar, rising interest rates, ongoing international armed conflicts, and labor shortages.

Reportable Segments

In addition to the two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This business, the offshore wind energy structures business, was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022. All prior period information has been recast to reflect this change in reportable segments. See Note 21 to our Consolidated Financial Statements for additional information.

Backlog

The consolidated backlog of unshipped orders was approximately $1.5 billion as of December 30, 2023 as compared to approximately $1.7 billion as of December 31, 2022. The decrease is attributed to the Agriculture segment, while Infrastructure segment backlog remains comparable to the prior year end.

Gross Profit, Selling, General, and Administrative Expenses (“SG&A”), and Operating Income

On a consolidated basis, gross profit and gross profit as a percentage of sales increased in fiscal 2023, as compared to fiscal 2022. Gross profit and gross profit as a percentage of sales increased for both the Infrastructure and Agriculture segments in fiscal 2023 primarily due to increased average selling prices and activities executed to improve overall costs of goods sold, partially offset by decreased volumes.

Consolidated SG&A increased in fiscal 2023, as compared to fiscal 2022, due to increased employment costs and increased professional fees, partially offset by slightly decreased incentive expenses.

Consolidated operating income in fiscal 2023, as compared to fiscal 2022, was impacted by the impairment of certain goodwill and intangible assets totaling $140.8 million primarily within the Agriculture Technology reporting unit and realignment charges totaling $35.2 million, along with higher SG&A partially offset by increased gross profit.

Net Interest Expense

Consolidated interest expense increased in fiscal 2023, as compared to fiscal 2022, primarily due to additional borrowings on the revolving line of credit along with increased interest rates.

Other Income / Expenses (including Gain (Loss) on Investments – Unrealized)

Amounts in “Gain (loss) on investments - unrealized" included changes in the market value of deferred compensation assets which were offset by an equal opposite amount included in SG&A for the corresponding change in the valuation of deferred compensation liabilities. Other items included in “Other income (expenses)” were pension expense, a gain related to the sale of Torrent Engineering and Equipment in the second quarter of fiscal 2023 totaling approximately $3.0 million, and a loss related to Argentine peso hyperinflation totaling approximately $5.1 million. Pension expense in fiscal 2023 was $0.2 million compared to a pension benefit of $10.1 million in fiscal 2022.

Income Tax Expense

Our effective income tax rate in fiscal 2023 and fiscal 2022 was 38.1% and 29.9%, respectively. In fiscal 2023, the effective tax rate was the result of goodwill impairment charges for which no tax benefits were recorded. In fiscal 2022, the effective tax rate was the result of a change in geographical earnings and the approximately $33.3 million loss from divestiture of the offshore wind energy structures business which had no associated income tax benefit.

Loss (Earnings) Attributable to Redeemable Noncontrolling Interests

Loss (earnings) attributable to redeemable noncontrolling interests reflects the operating results of the subsidiaries the Company does not own 100%. Two of the subsidiaries not 100% owned generated net losses in fiscal 2023 whereas these two subsidiaries generated net earnings in fiscal 2022.

Infrastructure Segment

	Fiscal Year Ended
	December 30,	December 31,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
Transmission, Distribution, and Substation	$1,243.8	$1,184.7	$59.1	5.0%
Lighting and Transportation	964.1	940.5	23.6	2.5%
Coatings	354.3	356.7	(2.4)	(0.7)%
Telecommunications	252.2	320.3	(68.1)	(21.3)%
Solar	195.7	126.2	69.5	55.1%
Total sales	$3,010.1	$2,928.4	$81.7	2.8%

Operating income	$396.3	$354.5	$41.8	11.8%

Infrastructure segment sales increased in fiscal 2023, as compared to fiscal 2022, due to increased average selling prices across all product lines and increased volumes in TD&S and Solar, partially offset by unfavorable foreign currency translation effects and much lower volumes in Telecommunications. Infrastructure segment sales increased in North America in fiscal 2023, as compared to fiscal 2022, while decreasing slightly internationally in the same period.

Transmission, Distribution, and Substation product line sales increased in fiscal 2023, as compared to fiscal 2022, due to increased average selling prices and increased sales volumes, partially offset by unfavorable foreign currency translation effects totaling approximately $4.0 million.

Lighting and Transportation product line sales increased in fiscal 2023, as compared to fiscal 2022, due to increased average selling prices and increased sales volumes, partially offset by an unfavorable currency translation effect totaling approximately $8.1 million.

Coatings product line sales decreased in fiscal 2023, as compared to fiscal 2022, due to decreased sales volumes along with an unfavorable currency translation effect totaling approximately $6.5 million partially offset by increased average selling prices.

Telecommunications product line sales decreased in fiscal 2023, as compared to fiscal 2022, due to decreased sales volumes partially offset by increased average selling prices and incremental sales from the second quarter of fiscal 2022 acquisition of ConcealFab totaling $12.2 million. We expect sales for Telecommunications to remain lower until network enhancement spending of the major carriers returns to more elevated levels. As the continued rollout and expansion of 5G wireless technology accelerates globally, sales for our products are expected to grow.

Solar product line sales increased in fiscal 2023, as compared to fiscal 2022, due to increased sales volumes primarily attributable to increased market share and throughput in the North American and European markets.

We expect Infrastructure segment sales to increase mid-single digits in fiscal 2024 from growth in the TD&S and Solar product lines attributed to the grid hardening efforts in the U.S. and the global energy transition.

Infrastructure segment gross profit and gross profit margin increased in fiscal 2023, as compared to fiscal 2022, due to contractual customer pricing mechanisms and selling price management leading to increased average selling prices and deliberate actions to improve overall costs of goods sold. These items, partially offset by a decrease in sales volumes in the Telecommunications product line, resulted in an overall increase in the amount of gross profit.

Infrastructure segment SG&A increased in fiscal 2023, as compared to fiscal 2022, due to increased compensation and incentive costs, increased bad debt reserve charges including approximately $2.7 million related to a Telecommunications customer that became insolvent, increased research and development expenses, and incremental SG&A from the June 2022 acquisition of ConcealFab.

We incurred severance and other employee benefit costs totaling $17.3 million within the Infrastructure segment in fiscal 2023 related to the Realignment Program.

Infrastructure segment operating income increased in fiscal 2023, as compared to fiscal 2022, due to gross profit improvements, driven by favorable pricing and deliberate actions to improve overall costs of goods sold more than offsetting increased SG&A.

Agriculture Segment

	Fiscal Year Ended
	December 30,	December 31,	Dollar	Percent
Dollars in millions	2023	2022	Change	Change
North America	$587.1	$766.9	$(179.8)	(23.4)%
International	595.1	579.8	15.3	2.6%
Total sales	$1,182.2	$1,346.7	$(164.5)	(12.2)%

Operating income	$16.9	$179.3	$(162.4)	(90.6)%

Agriculture segment sales decreased in fiscal 2023, as compared to fiscal 2022. In North America, the decrease in sales in fiscal 2023, as compared to fiscal 2022, was primarily due to notably lower sales volumes of irrigation equipment. This was impacted by lower net farm income, growers’ decisions to delay capital investments due to general economic uncertainty, and a number of macroeconomic factors including higher interest rates, continued inflationary pressures, and recessionary fears. International sales growth was driven by higher project sales and incremental sales from the HR Products acquisition totaling $14.0 million partially offset by lower sales volumes in Brazil due to muted farmer sentiment attributed to lower agricultural commodity prices. Sales of technology-related products and services in fiscal 2023 were similar to fiscal 2022.

Our Agriculture business is cyclical and is impacted by changes in net farm income, commodity prices, weather volatility, geopolitical factors, and farmer sentiment related to future economic uncertainty. We continue to monitor potential impacts of these factors on our financial results including estimated U.S. net farm income, as released periodically by the USDA. In Brazil, we also actively track changes in soybean and other crop prices and projected farm input costs to evaluate grower sentiment.

Irrigation equipment and aftermarket part sales in North America are expected to remain below prior year levels in fiscal 2024. The previous three fiscal years benefited from record levels of disaster relief and pandemic-related stimulus for farmers in North America which contributed to higher demand.

Agriculture segment gross profit increased in fiscal 2023, as compared to fiscal 2022, due to deflation in the cost of steel and other favorable changes in input costs more than offsetting the impact of lower sales volumes.

Agriculture segment SG&A increased in fiscal 2023, as compared to fiscal 2022, due to increased bad debt reserve charges, particularly in Brazil, and increased employment costs, partially offset by decreased incentive expenses.

We incurred severance and other employee benefit costs totaling $9.1 million within the Agriculture segment in fiscal 2023 related to the Realignment Program.

Agriculture segment operating income decreased in fiscal 2023, as compared to fiscal 2022, primarily due to the impairment of certain goodwill and other intangible assets in the third quarter of fiscal 2023 totaling approximately $137.2 million, along with decreased sales volumes offset by gross profit improvements.

Other

In November 2022, we completed the sale of Valmont SM, an offshore wind energy structures business with operations in Denmark. We realized an approximate $33.3 million loss on the sale that was recorded in “Other income (expenses)” in the Consolidated Statements of Earnings. The final payment of $2.2 million was received in January 2024, subsequent to the fiscal year ended December 30, 2023.

Corporate

Corporate SG&A increased in fiscal 2023, as compared to fiscal 2022, due to increased employment costs, increased professional fees, and incremental expense from changes in the valuation of deferred compensation plan liabilities. Charges related to changes in deferred compensation plan liabilities are offset by an opposite change in an equal amount included in “Other income (expenses)” for the change in deferred compensation plan assets.

We incurred severance and other employee benefit costs totaling $8.8 million within Corporate expense in fiscal 2023 related to the Realignment Program.

LIQUIDITY AND CAPITAL RESOURCES

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth;
●	dividends on common stock generally in the range of 15% of the prior fiscal year’s fully diluted net earnings;
●	acquisitions; and
●	return of capital to shareholders through share repurchases.

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

In May 2014, the Board of Directors authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. The Board of Directors authorized an additional $250.0 million of share repurchases in February 2015 and again in October 2018, and authorized an additional $400.0 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases are funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of December 30, 2023, we have acquired approximately 7.9 million shares for approximately $1,263.9 million under this share repurchase program.

In November 2023, we entered into an accelerated purchase agreement to repurchase $120.0 million of the Company’s outstanding common stock, under our previously announced share repurchase program described above. In the fourth quarter of fiscal 2023, we pre-paid $120.0 million and received an initial delivery of a number of shares of common stock which represented 75% of the prepayment amount. The accelerated share repurchase will be completed during the first quarter of fiscal 2024.

In February 2023, the Company announced that the Board of Directors approved an increase to the quarterly cash dividend on the common stock to $0.60 per share, or a rate of $2.40 per share on an annualized basis, an increase of 9% from the prior quarterly cash dividend of $0.55 per share.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution which allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of December 30, 2023 and December 31, 2022, our accounts payable on our Consolidated Balance Sheets included $41.9 million and $48.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of December 30, 2023 consisted primarily of long‑term debt and borrowings on our revolving credit facility. Our long‑term debt as of December 30, 2023, principally consisted of:

●	$450.0 million face value ($433.5 million carrying value) of senior unsecured notes that bear interest at 5.00% per annum and are due in October 2044, and
●	$305.0 million face value ($295.2 million carrying value) of senior unsecured notes that bear interest at 5.25% per annum and are due in October 2054.

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

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”) (based on a 1-, 3-, or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

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

As of December 30, 2023 and December 31, 2022, we had outstanding borrowings of $377.9 million and $140.5 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. As of December 30, 2023, we had the ability to borrow $421.9 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $39.3 million, of which $36.1 million were unused as of December 30, 2023.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

The revolving credit facility requires maintenance of a financial leverage ratio, measured as of the last day of each of our fiscal quarters, of 3.50 or less. The leverage ratio is the ratio of: (a) interest-bearing debt minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million) to (b) earnings before interest, taxes, depreciation, and amortization, adjusted for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations (“Adjusted EBITDA”). The leverage ratio is permitted to increase from 3.50 to 3.75 for the four consecutive fiscal quarters after certain material acquisitions.

The revolving credit agreement also contains customary affirmative and negative covenants or credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates, and prepayments of indebtedness. The revolving credit agreement also provides for acceleration of the obligations thereunder and exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).

As of December 30, 2023, we were in compliance with all covenants related to these debt agreements.

The calculation of Adjusted EBITDA and the leverage ratio are presented in the tables below in Selected Financial Measures.

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

Cash requirements for fiscal 2024 are expected to consist primarily of capital expenditures, pension plan contributions, operating leases, and interest on outstanding debt. We also have unconditional purchase commitments that relate to purchase orders for zinc, aluminum, and steel, all of which we plan to use in fiscal 2024. We believe the quantities under contract are reasonable in light of normal fluctuations in business levels and we expect to use the commodities under contract during the contract period. Total capital expenditures for fiscal 2024 are expected to be approximately $125.0 million to $140.0 million.

The following table summarizes current and long-term material cash requirements as of December 30, 2023:

	Next 12
Dollars in millions	Months	Thereafter	Total
Long‑term debt	$0.7	$1,134.2	$1,134.9
Interest[1]	57.7	901.3	959.0
Pension plan contributions	16.7	200.2	216.9
Operating leases	27.9	222.4	250.3
Total contractual cash obligations	$103.0	$2,458.1	$2,561.1

1 Interest expense amount assumes that long-term debt will be held to maturity.

Our businesses are cyclical, but we have diversity in our markets from a product, customer, and a geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, access to capital markets, and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2024 and beyond.

We had cash balances of $203.0 million as of December 30, 2023 with approximately $162.0 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of December 30, 2023, we had a liability for foreign withholding taxes and U.S. state income taxes of $1.6 million and $0.8 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
Dollars in thousands	2023	2022	2021
Net cash flows provided by operating activities	$306,775	$326,265	$65,938
Net cash flows used in investing activities	(115,281)	(132,080)	(417,308)
Net cash flows provided by (used in) financing activities	(176,405)	(181,905)	133,500

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $306.8 million in fiscal 2023, as compared with $326.3 million in fiscal 2022. The decrease in operating cash flows reflects cash flows generated from higher gross profits, more than offset by increases in tax and interest payments of $10.6 million and $8.9 million, respectively, and payments of severance and other employee benefit costs related to the Realignment Program totaling $22.7 million in fiscal 2023.

Investing Cash Flows – Cash used in investing activities totaled $115.3 million in fiscal 2023, as compared to $132.1 million in fiscal 2022. Investing activities in fiscal 2023 included capital spending of $96.8 million and the acquisition of HR Products, net of cash acquired, of $32.7 million partially offset by proceeds from the divestiture of Torrent Engineering and Equipment, net of cash divested, of $6.4 million, and proceeds from property damage insurance claims of $7.5 million. Investing activities in fiscal 2022 included capital spending of $93.3 million and the acquisition of a controlling ownership investment in ConcealFab for $39.3 million.

Financing Cash Flows – Cash used in financing activities totaled $176.4 million in fiscal 2023, as compared to $181.9 million in fiscal 2022. Our total interest‑bearing debt increased to $1,138.1 million as of December 30, 2023, from $878.0 million as of December 31, 2022. The financing cash used in fiscal 2023 was primarily the result of borrowings on the revolving credit agreement and short-term notes of $400.8 million, offset by principal payments on our long-term debt and short-term borrowings of $168.8 million, dividends paid of $49.5 million, the purchase of treasury shares of $345.3 million, and $12.9 million of net activity from stock option and incentive plans, including the associated withholding tax payments. The financing cash used in fiscal 2022 primarily consisted of principal payments of long-term borrowings of $336.4, offset by proceeds from long-term debt borrowings of $254.0 million, dividends paid of $45.8 million, net payments on short-term agreements of $7.6 million, the purchase of treasury shares of $40.5 million, and the purchase of redeemable noncontrolling interests of $7.3 million.

Guarantor Summarized Financial Information

We are providing the following information in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X with respect to our two tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully, and unconditionally (subject to certain customary release provisions, including sale of the subsidiary guarantor, or sale of all or substantially all of its assets) by certain of our current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”). The Parent is the Issuer of the notes and consolidates all Guarantors.

The financial information of the Issuer and Guarantors is presented on a combined basis with intercompany balances and transactions between the Issuer and Guarantors eliminated. The Issuer’s or Guarantors’ amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Combined financial information for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 was as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
Dollars in thousands	2023	2022	2021
Net sales	$2,713,928	$2,876,425	$2,139,427
Gross profit	756,966	695,211	574,128
Operating income	255,401	268,142	208,041
Net earnings	134,831	167,114	120,655
Net earnings attributable to Valmont Industries, Inc.	133,300	167,220	120,458

Combined financial information as of December 30, 2023 and December 31, 2022 was as follows:

	December 30,	December 31,
Dollars in thousands	2023	2022
Current assets	$777,539	$769,263
Non-current assets	872,016	925,088
Current liabilities	361,211	459,961
Non-current liabilities	1,436,131	1,189,548
Redeemable noncontrolling interests	10,518	1,612

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $136,904 and $205,424 as of December 30, 2023 and December 31, 2022, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $216,633 and $200,522 as of December 30, 2023 and December 31, 2022, respectively.

Selected Financial Measures

We are including the following financial measures for the Company.

Return on Invested Capital – Return on invested capital (“ROIC”) and Adjusted ROIC are some of our key operating ratios, as they allow investors to analyze our operating performance in light of the amount of investment required to generate our operating profit. ROIC and Adjusted ROIC are also measurements used to determine management incentives. The table below shows how invested capital, ROIC, and Adjusted ROIC are calculated from our Consolidated Statements of Earnings and our Consolidated Balance Sheets. ROIC is calculated as after-tax operating income divided by the average of beginning and ending invested capital. Adjusted ROIC is calculated as after-tax operating income adjusted for the impairment of long-lived assets, realignment charges, non-recurring charges associated with the major scope changes for two strategic projects initiated by departed senior leadership, intangible asset amortization and stock-based compensation related to the Prospera subsidiary acquisition, the write-off of a receivable, and acquisition diligence then divided by the average of beginning and ending invested capital. Invested capital represents total assets minus total liabilities (excluding interest-bearing debt and redeemable noncontrolling interests). ROIC and Adjusted ROIC are non-generally accepted accounting principles (“GAAP”) measures. Accordingly, invested capital, ROIC, and Adjusted ROIC should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of these ratios for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 was as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
Dollars in thousands	2023	2022	2021
Operating income	$291,557	$433,249	$286,785
Adjusted effective tax rate[1]	38.1%	27.7%	23.6%
Tax effect on operating income	(111,124)	(119,872)	(67,681)
After-tax operating income	$180,433	$313,377	$219,104
Average invested capital	$2,504,474	$2,437,232	$2,176,577
Return on invested capital	7.2%	12.9%	10.1%

Operating income	$291,557	$433,249	$286,785
Impairment of long-lived assets	140,844	—	27,911
Realignment charges	35,210	—	4,052
Other non-recurring charges	5,626	—	—
Prospera intangible asset amortization[3]	—	6,580	3,396
Prospera stock-based compensation[3]	—	9,896	5,240
Write-off of a receivable	—	—	5,545
Acquisition diligence	—	—	1,120
Adjusted operating income	$473,237	$449,725	$334,049
Adjusted effective tax rate[1,2]	25.9%	27.7%	23.6%
Tax effect on adjusted operating income	(122,665)	(124,431)	(78,836)
After-tax adjusted operating income	$350,572	$325,294	$255,213
Average invested capital	$2,504,474	$2,437,232	$2,176,577
Adjusted return on invested capital	14.0%	13.3%	11.7%

Total assets	$3,477,448	$3,556,996	$3,447,249
Less: Defined benefit pension asset	(15,404)	(24,216)	—
Less: Accounts payable	(358,311)	(360,312)	(347,841)
Less: Accrued expenses	(277,764)	(248,320)	(253,330)
Less: Contract liabilities	(70,978)	(172,915)	(135,746)
Less: Income taxes payable	—	(3,664)	—
Less: Dividends payable	(12,125)	(11,742)	(10,616)
Less: Deferred income taxes	(21,205)	(41,091)	(47,849)
Less: Operating lease liabilities	(162,743)	(155,469)	(147,759)
Less: Deferred compensation	(32,623)	(30,316)	(35,373)
Less: Defined benefit pension liability	—	—	(536)
Less: Other non-current liabilities	(12,818)	(13,480)	(89,207)
Total invested capital	$2,513,477	$2,495,471	$2,378,992
Beginning invested capital	$2,495,471	$2,378,992	$1,974,162
Average invested capital	$2,504,474	$2,437,232	$2,176,577

1 The adjusted effective tax rate for fiscal 2022 excluded the effects of the $33.3 million loss from the divestiture of the offshore wind energy structures business which was not deductible for income tax purposes. The effective tax rate including the loss on the divestiture was 29.9%.

2 The adjusted effective tax rate for fiscal 2023 excluded the effects of the impairment of long-lived assets of $140.8 million, realignment charges of $35.2 million, non-recurring charges associated with major scope changes for two strategic projects initiated by departed senior leadership of $5.6 million, loss from Argentine peso hyperinflation of $5.1 million, and non-recurring tax benefit items of $3.6 million. The effective tax rate including these items was 38.1%.

3The Company does not include adjustments for the Prospera non-cash expenses for fiscal 2023 or going forward as these amounts are no longer financially significant after the third quarter of fiscal 2023 impairment of long-lived assets and realignment activities completed during the fourth quarter of fiscal 2023.

ROIC and Adjusted ROIC, as presented, may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA – Adjusted EBITDA is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest-bearing debt not exceed 3.50 times Adjusted EBITDA (or 3.75 times Adjusted EBITDA after certain material acquisitions), calculated on a rolling four fiscal quarter basis. These bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods we did not own the acquired businesses. The bank credit agreements also outline adjustments for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations, to be included in the calculation of Adjusted EBITDA. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of Adjusted EBITDA for the fiscal year ended December 30, 2023 was as follows:

Fiscal Year Ended
December 30,
Dollars in thousands	2023
Net cash flows provided by operating activities	$306,775
Interest expense	56,808
Income tax expense	90,121
Impairment of long-lived assets	(140,844)
Deferred income tax benefit	18,649
Redeemable noncontrolling interests	5,937
Defined benefit pension plan cost	(249)
Contribution to defined benefit pension plan	17,345
Changes in assets and liabilities, net of acquisitions	80,561
Other	602
EBITDA	435,705
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	5,152
Adjusted EBITDA	$616,911

Fiscal Year Ended
December 30,
Dollars in thousands	2023
Net earnings attributable to Valmont Industries, Inc.	$150,849
Interest expense	56,808
Income tax expense	90,121
Depreciation and amortization expense	98,708
Stock-based compensation	39,219
EBITDA	435,705
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	5,152
Adjusted EBITDA	$616,911

Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Leverage Ratio – Leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million) divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.50 (or 3.75 after certain material acquisitions), calculated on a rolling four fiscal quarter basis. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of this ratio as of December 30, 2023 was as follows:

December 30,
Dollars in thousands	2023
Interest-bearing debt, excluding origination fees and discounts of $26,310	$1,138,119
Less: Cash and cash equivalents in excess of $50,000	153,041
Net indebtedness	985,078
Adjusted EBITDA	616,911
Leverage ratio	1.60

Leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

MARKET RISK

Changes in Prices

Certain key materials we use are commodities traded in worldwide markets which are subject to fluctuations in price. The most significant materials are steel, aluminum, zinc, and natural gas. Over the last several years, prices for these commodities have been volatile. The volatility in these prices was due to such factors as fluctuations in supply and demand conditions, government tariffs, and the costs of steel‑making inputs. Steel is most significant for our TD&S product line where the cost of steel has been approximately 50% of net sales, on average. In fiscal 2018, we began using hot rolled steel coil derivative contracts on a limited basis to mitigate the impact of rising steel prices on operating income. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected net sales in this product line by approximately $100.0 million for the fiscal year ended December 30, 2023.

We have also experienced volatility in natural gas prices in the past several years. Our main strategies in managing these risks are a combination of fixed-price purchase contracts with our vendors to reduce the volatility in our purchase prices and sales price increases where possible. We use natural gas swap contracts on a limited basis to mitigate the impact of rising natural gas prices on our operating income.

Risk Management

The principal market risks affecting us are exposure to interest rates, foreign currency exchange rates, and commodity prices. At times, we utilize derivative financial instruments to hedge these exposures, but we do not use derivatives for trading purposes.

Interest Rate Risk: Our interest‑bearing debt as of December 30, 2023 was primarily fixed-rate debt and borrowings on our revolving credit facility. Our notes payable, revolving credit facility, and a small portion of our long-term debt accrue interest at a variable rate. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would have affected our interest expense in fiscal 2023 and fiscal 2022 by approximately $2.5 million and $0.8 million, respectively. Likewise, we have excess cash balances on deposit in interest‑bearing accounts in financial institutions. An increase or decrease in interest rates of ten basis points would have impacted our annual interest earnings by approximately $0.2 million and $0.2 million in fiscal 2023 and fiscal 2022, respectively.

Foreign Exchange Risk: Exposures to transactions denominated in a currency other than an entity’s functional currency are not material and, therefore, the potential exchange losses in future earnings, fair value, and cash flows from these transactions are not material. We are also exposed to investment risk related to foreign operations. From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions, current balance sheet positions, and foreign subsidiary investments that are in currencies other than the functional currencies of our businesses. As of December 30, 2023, the Company had one outstanding fixed-for-fixed cross currency swap (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in fiscal 2044 for Euro denominated payments. The CCS was entered into in fiscal 2019 in order to mitigate foreign currency risk on our Euro investments and to reduce interest expense. The notional amount of the Euro CCS is $80.0 million and matures in fiscal 2024. In fiscal 2019, the Company entered into a fixed-for-fixed CCS, swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in fiscal 2044 for Danish krone (“DKK”) denominated payments. The DKK CCS, which qualified as a net investment hedge, was settled in fiscal 2022, with the Company receiving $3.5 million.

Much of our cash in non-U.S. entities is denominated in foreign currencies, where fluctuations in exchange rates will impact our cash balances in U.S. dollar terms. A hypothetical 10% change in the value of the U.S. dollar would impact our reported cash balance by approximately $13.2 million in fiscal 2023 and $11.2 million in fiscal 2022.

We manage our investment risk in foreign operations by borrowing in the functional currencies of the foreign entities or by utilizing hedging instruments, as discussed above, where appropriate. The following table indicates the change in the recorded value of our most significant investments as of December 30, 2023 and December 31, 2022 assuming a hypothetical 10% change in the value of the U.S. dollar.

	December 30,	December 31,
Dollars in millions	2023	2022
Australian dollar	$6.9	$4.3
Brazilian real	18.8	11.8
British pound	17.2	17.5
Canadian dollar	4.0	3.8
Chinese renminbi	5.6	6.0
Euro	9.5	8.6

Commodity Risk: Hot rolled steel coil is a significant commodity input used by each of our segments in the manufacture of our products, with the exception of the Coatings product line. Steel prices are volatile and we may utilize derivative financial instruments to mitigate commodity price risk on fixed-price orders. In fiscal 2023 and fiscal 2022, we entered into hot rolled steel coil forward contracts and swaps which qualified as cash flow hedges of the variability in the cash flows attributable to future steel purchases. As of December 30, 2023, we had open forward contracts and swaps with a notional amount of $7.8 million for the total purchase of 8,500 short tons from December 2023 to April 2024.

Natural gas is a significant commodity used in our factories, especially in our Coatings product line galvanizing operations, where it is used to heat tanks that enable the hot-dipped galvanizing process. Natural gas prices are volatile which is somewhat mitigated through the use of derivative financial instruments. Our current policy is to manage this commodity price risk for 0 to 75% of our U.S. natural gas requirements for the upcoming 6 to 24 months through the purchase of natural gas swaps based on New York Mercantile Exchange futures prices for delivery in the month being hedged. The objective of this policy is to mitigate the impact on our earnings of sudden, significant increases in the price of natural gas. As of December 30, 2023, we had open natural gas swaps with a notional value of $4.3 million for 960,475 MMBtu from January 2024 to October 2025.

Diesel fuel is a significant commodity used by our contracted carriers who deliver our products. Diesel fuel prices are volatile which is somewhat mitigated through the use of derivative financial instruments. In fiscal 2023, we entered into diesel fuel option contracts that qualified as cash flow hedges of the variability of cash flows attributable to the diesel fuel costs charged by contracted carriers. As of December 30, 2023, we had open option contracts with a notional amount of $0.5 million for the total purchase of 1,890,000 gallons from January 2024 to September 2024.

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

Depreciation, Amortization, and Impairment of Long-Lived Assets

Our long-lived assets consist primarily of property, plant, and equipment, right-of-use assets, and goodwill and intangible assets acquired in business acquisitions. We have assigned useful lives to our property, plant, and equipment and certain intangible assets ranging from 2 to 30 years. In the fourth quarter of fiscal 2021, a pre-tax impairment of $21.4 million of property, plant, and equipment was recognized for the offshore wind energy structures business.

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

The primary drivers for the reduction in the estimated fair value of the Agriculture Technology reporting unit were the less favorable outlook for the North American agriculture market and lower revenue projections for the Prospera agronomy software solutions. A higher weighted average cost of capital, primarily driven by increases in overall interest rates since the fiscal 2022 annual impairment test, and lower long-term revenue growth rate assumptions also partially contributed to the reduction in the estimated fair value of the reporting unit.

For the India Structures reporting unit, assumptions around future cash flows including working capital requirements resulted in the impairment of the goodwill.

For all reporting units, if our assumptions on discount rates and future cash flows change as a result of events or circumstances and we believe these assets may have declined in value, we may record impairment charges, resulting in lower profits. Our reporting units are all cyclical, and their sales and profitability may fluctuate from year to year. We continue to monitor changes in the global economy that could impact the future operating results of our reporting units. If such adverse conditions arise, we will test impacted reporting units for impairment prior to the annual test. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

For four of our reporting units, Europe, Middle East & Africa Structures, Asia Pacific Highway Safety, Asia Pacific Access Systems, and Solar Tracking Structure, the amount of cushion or excess fair value above carrying value was less than 15%. We have identified cost-saving initiatives within these reporting units and believe they will continue to generate positive cash flows in excess of their current carrying value, however, we will continue to monitor their prospects for growth and continuous improvement. Should our assumptions around these businesses change negatively, there could be additional triggers for another goodwill assessment in the future.

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

During the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the offshore wind energy structures business. As a result, impairment charges of $2.0 million were recognized against the related trade name and $4.5 million were recognized against the related customer relationships asset.

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

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We write down slow-moving and obsolete inventory by the difference between the value of the inventory and our estimate of the reduced value based on potential future uses, the likelihood that overstocked inventory will be sold, and the expected selling prices of the inventory. If our ability to realize value on slow-moving or obsolete inventory is less favorable than assumed, additional inventory write-downs may be required.

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

As of December 30, 2023, we had approximately $58.5 million in deferred tax assets relating to tax credits and loss carryforwards, with a valuation allowance of $42.4 million, including $2.5 million in valuation allowances related to capital loss carryforwards, which are unlikely ever to be realized. If circumstances related to our deferred tax assets change in the future, we may be required to increase or decrease the valuation allowance on these assets, resulting in an increase or decrease in income tax expense and a reduction or increase in net income. Also, we consider the earnings in our greater than 50% owned non-U.S. subsidiaries to not be indefinitely re-invested and, accordingly, we have a deferred tax liability of $2.4 million related to these unremitted foreign earnings for future taxes that will be incurred when cash is repatriated.

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

Pension Benefits

Delta Ltd. maintains a defined benefit pension plan for qualifying employees in the U.K. There are no active employees as members in the plan. Independent actuaries assist in properly measuring the liabilities and expenses associated with accounting for pension benefits to eligible members. In order to use actuarial methods to value the liabilities and expenses, we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate and expected rate of return on pension assets.

We evaluate our critical assumptions at least annually. Key assumptions are based on the following factors:

●	Discount rate is based on the yields available on AA-rated corporate bonds with durational periods similar to that of the pension liabilities.
●	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions. Most of the assets in the pension plan are invested in corporate bonds, the expected return of which is estimated based on the yield available on AA-rated corporate bonds. The long-term expected returns on equities are based on historic performance over the long term.
●	Inflation is based on the estimated change in the consumer price index (“CPI”) or the retail price index (“RPI”), depending on the relevant plan provisions.

The discount rate used to measure the defined benefit obligation was 4.50% as of December 30, 2023. The following tables present the key assumptions in the measurement of the pension cost for fiscal 2024 and the estimated impact relative to a change in those assumptions for fiscal 2024:

Assumptions
Discount rate	4.50%
Expected return on plan assets	5.05%
Inflation - CPI	2.25%
Inflation - RPI	3.05%

Increase
in Pension
Dollars in millions	Cost
0.25% decrease in discount rate	$0.3
0.25% decrease in expected return on plan assets	1.3
0.25% increase in inflation	1.0

Revenue Recognition

We determine the appropriate revenue recognition for our contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. We have no contracts with customers, under any product line, where we could earn variable consideration.

The following provides additional information about our contracts with TD&S and certain Telecommunications customers where the revenue recognition is over time, the judgments we make in accounting for those contracts, and the resulting amounts recognized in our Consolidated Financial Statements.

Accounting for utility structures and telecommunication monopole contracts: TD&S and Telecommunications monopole structures are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit as the products do not have an alternative use to us. Since control is transferred over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. We also have certain Telecommunications structures customers’ contracts where we do not have the right to payment for work performed. In those instances, we recognize revenue at a point in time which is the time of the shipment of the structure.

The selection of the method to measure progress toward completion requires judgment. For our TD&S and Telecommunications product lines, we recognize revenue on an inputs basis, using total production hours incurred to date for each order as a percentage of total hours estimated to produce the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of goods sold, and gross profit. Our enterprise resource planning system captures the total costs incurred to date and the total production hours, both incurred to date and forecast to complete. The offshore wind energy structures business, divested in the fourth quarter of fiscal 2022, also recognized revenue using an inputs method, based on the cost-to-cost measure of progress. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

Management must make assumptions and estimates regarding manufacturing labor hours and wages, the usage and cost of materials, and manufacturing burden and overhead recovery rates for each production facility. For our steel, concrete, and wireless communication structures, production of an order, once started, is typically completed within three months. Projected profitability on open production orders is reviewed and updated monthly. We elected the practical expedient to not disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less.

We also have a few TD&S customer orders in a fiscal year that require one to three years to complete, due to the quantity of structures. Burden rates and routed production hours, per structure, will be adjusted if and when actual costs incurred are significantly higher than what had been originally projected. This resets the timing of revenue recognition for future periods so it is better aligned with the new production schedule. For our offshore wind energy structures business, prior to its divestiture in the fourth quarter of fiscal 2022, we updated the estimates of total costs to complete each order quarterly. Based on these updates, revenue in the current fiscal period may reflect adjustments for amounts that had been previously recognized. During fiscal 2023, 2022, and 2021, there were no changes to inputs or estimates which resulted in adjustments to revenue for production that occurred prior to the beginning of the fiscal year. A provision for loss on the performance obligation is recognized if and when an order is projected to be at a loss, whether or not production has started.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is included in the section “Market Risk” within "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company has goodwill which is allocated among fourteen reporting units. The Company evaluates its fourteen reporting units for goodwill impairment during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using projected after-tax cash flows from operations (less capital expenses) discounted to present value. This valuation method requires management to make significant estimates and assumptions related to projected cash flows and discount rates.

We identified goodwill at the Agriculture Technology, Solar Tracking Structure, and Asia Pacific Access Systems reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value and the difference between the fair values and the carrying values as of September 2, 2023. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projected cash flows and discount rates for these three reporting units.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for the Agriculture Technology, Solar Tracking Structure, and Asia Pacific Access Systems reporting units included the following, among others:

●	We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows and discount rates.
●	We evaluated management’s ability to accurately forecast cash flows by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s projected cash flows by comparing to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) industry reports.
●	With the assistance of our fair value specialists, we evaluated the discount rates including testing the underlying source information and the mathematical accuracy of the calculations. In addition, we developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2024

We have served as the Company’s auditor since 1996.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Product sales	$3,772,835	$3,955,320	$3,159,605
Service sales	401,763	389,930	341,970
Net sales	4,174,598	4,345,250	3,501,575
Product cost of sales	2,672,740	2,958,208	2,395,630
Service cost of sales	265,824	260,818	222,056
Total cost of sales	2,938,564	3,219,026	2,617,686
Gross profit	1,236,034	1,126,224	883,889
Selling, general, and administrative expenses	768,423	692,975	590,608
Impairment of goodwill and intangible assets	140,844	—	6,496
Realignment charges	35,210	—	—
Operating income	291,557	433,249	286,785
Other income (expenses):
Interest expense	(56,808)	(47,534)	(42,612)
Interest income	6,230	2,015	1,192
Gain (loss) on investments - unrealized	3,564	(3,374)	1,920
Gain (loss) on divestitures	2,994	(33,273)	—
Other	(11,085)	12,805	12,798
Total other income (expenses)	(55,105)	(69,361)	(26,702)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	236,452	363,888	260,083
Income tax expense (benefit):
Current	108,770	109,912	61,343
Deferred	(18,649)	(1,225)	71
Total income tax expense	90,121	108,687	61,414
Earnings before equity in loss of nonconsolidated subsidiaries	146,331	255,201	198,669
Equity in loss of nonconsolidated subsidiaries	(1,419)	(950)	(944)
Net earnings	144,912	254,251	197,725
Loss (earnings) attributable to redeemable noncontrolling interests	5,937	(3,388)	(2,095)
Net earnings attributable to Valmont Industries, Inc.	$150,849	$250,863	$195,630
Earnings per share:
Basic	$6.85	$11.77	$9.23
Diluted	$6.78	$11.62	$9.10

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Net earnings	$144,912	$254,251	$197,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	25,261	(44,741)	(31,405)
Realized loss on offshore wind energy structures business recorded in other expense	—	25,977	—
Total foreign currency translation adjustments	25,261	(18,764)	(31,405)
Hedging activities:
Unrealized gain (loss) on commodity hedges	(2,227)	(2,352)	20,019
Realized loss (gain) on commodity hedges recorded in earnings	5,288	5,212	(25,821)
Unrealized gain (loss) on cross currency swaps	(2,119)	5,146	6,093
Realized gain on offshore wind energy structures business cross currency swap, net of tax expense of $1,207	—	(3,620)	—
Amortization cost included in interest expense	(52)	(64)	(64)
Total hedging activities	890	4,322	227
Net gain (loss) on defined benefit pension plan	(23,326)	1,345	76,718
Other comprehensive income (loss), net of tax	2,825	(13,097)	45,540
Comprehensive income	147,737	241,154	243,265
Comprehensive loss (income) attributable to redeemable noncontrolling interests	4,785	(2,073)	(976)
Comprehensive income attributable to Valmont Industries, Inc.	$152,522	$239,081	$242,289

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$203,041	$185,406
Receivables, less allowance of $32,897 and $20,890, respectively	657,960	604,181
Inventories	658,428	728,762
Contract assets	175,721	174,539
Prepaid expenses and other current assets	91,754	87,697
Refundable income taxes	725	—
Total current assets	1,787,629	1,780,585
Property, plant, and equipment, at cost	1,513,239	1,433,151
Less accumulated depreciation	(895,845)	(837,573)
Property, plant, and equipment, net	617,394	595,578
Goodwill	632,964	739,861
Other intangible assets, net	150,687	176,615
Defined pension benefit asset	15,404	24,216
Other non-current assets	273,370	240,141
Total assets	$3,477,448	$3,556,996

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$719	$1,194
Notes payable to banks	3,205	5,846
Accounts payable	358,311	360,312
Accrued employee compensation and benefits	130,861	124,355
Contract liabilities	70,978	172,915
Other accrued expenses	146,903	123,965
Income taxes payable	—	3,664
Dividends payable	12,125	11,742
Total current liabilities	723,102	803,993
Deferred income taxes	21,205	41,091
Long-term debt, excluding current installments	1,107,885	870,935
Operating lease liabilities	162,743	155,469
Deferred compensation	32,623	30,316
Other non-current liabilities	12,818	13,480
Total liabilities	2,060,376	1,915,284
Redeemable noncontrolling interests	62,792	60,865
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; 27,900,000 issued	27,900	27,900
Retained earnings	2,643,606	2,593,039
Accumulated other comprehensive loss	(273,236)	(274,909)
Treasury stock, at cost, common shares of 7,691,192 and 6,549,833, respectively	(1,043,990)	(765,183)
Total shareholders’ equity	1,354,280	1,580,847
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,477,448	$3,556,996

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$144,912	$254,251	$197,725
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	98,708	97,167	92,577
Contribution to defined benefit pension plan	(17,345)	(17,155)	(1,924)
Impairment of long-lived assets	140,844	—	27,911
Loss (gain) on divestitures	(2,994)	33,273	—
Stock-based compensation	39,219	41,850	28,720
Defined benefit pension plan cost (benefit)	249	(10,087)	(14,567)
Loss (gain) on sale of property, plant, and equipment	973	237	(961)
Equity in loss of nonconsolidated subsidiaries	1,419	950	944
Deferred income taxes	(18,649)	(1,225)	71
Changes in assets and liabilities:
Receivables	(46,308)	(74,163)	(69,275)
Inventories	88,433	(3,429)	(289,942)
Contract assets	(1,230)	(53,008)	(21,579)
Prepaid expenses and other assets (current and non-current)	(26,161)	26,625	(36,066)
Accounts payable	(10,529)	36,990	89,418
Contract liabilities	(106,884)	(567)	6,589
Accrued expenses	22,591	624	30,556
Income taxes payable / refundable	13,746	10,836	5,560
Other non-current liabilities	(14,219)	(16,904)	20,181
Net cash flows provided by operating activities	306,775	326,265	65,938
Cash flows from investing activities:
Purchase of property, plant, and equipment	(96,771)	(93,288)	(107,790)
Proceeds from divestitures, net of cash divested	6,369	—	—
Proceeds from sale of assets	1,710	1,582	1,745
Proceeds from property damage insurance claims	7,468	—	—
Acquisitions, net of cash acquired	(32,676)	(39,287)	(312,500)
Other, net	(1,381)	(1,087)	1,237
Net cash flows used in investing activities	(115,281)	(132,080)	(417,308)
Cash flows from financing activities:
Proceeds from short-term borrowings	30,785	9,665	5,821
Payments on short-term borrowings	(34,083)	(17,242)	(26,062)
Proceeds from long-term borrowings	370,012	253,999	312,485
Principal payments on long-term borrowings	(134,748)	(336,403)	(91,313)
Proceeds from settlement of financial derivatives	—	3,532	—
Debt issuance costs	—	—	(2,267)
Dividends paid	(49,515)	(45,813)	(41,412)
Dividends to redeemable noncontrolling interests	(662)	(714)	—
Purchase of redeemable noncontrolling interests	—	(7,338)	—
Purchase of treasury shares	(345,279)	(40,474)	(26,100)
Proceeds from exercises under stock plans	5,841	16,849	23,895
Tax withholdings on exercises under stock plans	(18,756)	(17,966)	(21,547)
Net cash flows provided by (used in) financing activities	(176,405)	(181,905)	133,500
Effect of exchange rate changes on cash and cash equivalents	2,546	(4,106)	(5,624)
Net change in cash and cash equivalents	17,635	8,174	(223,494)
Cash and cash equivalents—beginning of period	185,406	177,232	400,726
Cash and cash equivalents—end of period	$203,041	$185,406	$177,232

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	income (loss)	stock	equity	interests
Balance as of December 26, 2020	$27,900	$335	$2,245,035	$(309,786)	$(781,422)	$1,182,062	$25,774
Net earnings	—	—	195,630	—	—	195,630	2,095
Other comprehensive income (loss), net of tax	—	—	—	46,659	—	46,659	(1,119)
Cash dividends declared ($2.00 per share)	—	—	(42,472)	—	—	(42,472)	—
Purchase of treasury shares; 111,833 shares acquired	—	—	—	—	(26,100)	(26,100)	—
Stock option and incentive plans	—	1,144	(3,886)	—	33,810	31,068	—
Balance as of December 25, 2021	27,900	1,479	2,394,307	(263,127)	(773,712)	1,386,847	26,750
Net earnings	—	—	250,863	—	—	250,863	3,388
Other comprehensive loss, net of tax	—	—	—	(11,782)	—	(11,782)	(1,315)
Cash dividends declared ($2.20 per share)	—	—	(46,939)	—	—	(46,939)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(714)
Addition of redeemable noncontrolling interests	—	—	—	—	—	—	41,693
Reduction of redeemable noncontrolling interests	—	1,599	—	—	—	1,599	(8,937)
Purchase of treasury shares; 137,612 shares acquired	—	—	—	—	(40,474)	(40,474)	—
Stock option and incentive plans	—	(3,078)	(5,192)	—	49,003	40,733	—
Balance as of December 31, 2022	27,900	—	2,593,039	(274,909)	(765,183)	1,580,847	60,865
Net earnings (loss)	—	—	150,849	—	—	150,849	(5,937)
Other comprehensive income, net of tax	—	—	—	1,673	—	1,673	1,152
Cash dividends declared ($2.40 per share)	—	—	(49,898)	—	—	(49,898)	—
Change in redemption value of redeemable noncontrolling interest	—	—	(7,374)	—	—	(7,374)	7,374
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Purchase of treasury shares; 1,282,706 shares acquired	—	—	(30,000)	—	(318,121)	(348,121)	—
Stock option and incentive plans	—	—	(13,010)	—	39,314	26,304	—
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792

See accompanying notes to consolidated financial statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Valmont Industries, Inc. and its controlled subsidiaries (the “Company”). Investments in affiliates and joint ventures through which the Company exercises significant influence over but does not control the investee and is not the primary beneficiary of the investee's activities are accounted for using the equity method. All intercompany items have been eliminated.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year with each fiscal year ending on the last Saturday in December. Accordingly, the Company’s fiscal year ended December 30, 2023 consisted of 52 weeks, the Company’s fiscal year ended December 31, 2022 consisted of 53 weeks, and the Company’s fiscal year ended December 25, 2021 consisted of 52 weeks. The estimated impact on the Company's results of operations due to the additional week in the fiscal year ended December 31, 2022 was additional net sales of approximately $80,800 and additional net earnings of approximately $5,300.

Reportable Segments

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for operational performance and allocation of capital. Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting, transportation, and telecommunications, along with coatings services to protect metal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

In addition to these two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This business, the offshore wind energy structures business, was reported in the “Other” segment until its divestiture in the fourth quarter of fiscal 2022.

Cash Overdrafts

Cash book overdrafts totaling $19,869 and $25,075 were classified as “Accounts payable” in the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, respectively. The Company’s policy is to report the change in book overdrafts as “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

Receivables

Receivables are reported on the Consolidated Balance Sheets net of any allowance for credit losses. Allowances are maintained in amounts considered to be appropriate in relation to the outstanding receivables based on the age of the receivable, economic conditions, and customer credit quality. As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability, with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table details the balances of the allowance for credit losses and changes therein:

	Balance as of	Charged to	Currency	Deductions	Balance as of
	Beginning of	Profit and	Translation	from	Close of
Fiscal year ended:	Period	Loss	Adjustment	Reserves	Period
December 30, 2023	$20,890	$17,657	$911	$(6,561)	$32,897
December 31, 2022	18,050	4,237	(522)	(875)	20,890
December 25, 2021	15,952	3,379	(339)	(942)	18,050

The Company sells trade accounts receivable at a discount under uncommitted trade accounts receivable sale programs to third-party financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the financial institutions.

Transfers of accounts receivable are accounted for as sales and, accordingly, accounts receivable sold are excluded from “Receivables, less allowance” in the Consolidated Balance Sheets, and cash proceeds are reflected in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade accounts receivables sold and the cash received, or discount, is recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

As of December 30, 2023 and December 31, 2022, the Company sold trade accounts receivable of $60,000 and $100,000, respectively. The fees associated with the trade accounts receivables factoring program are recognized within “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings and were approximately $4,500 for the fiscal year ended December 30, 2023.

Inventories

Inventory is valued at the lower of cost, determined on the first-in, first-out method, or net realizable value. Finished goods and manufactured goods inventories include the costs of acquired raw materials and related factory labor and overhead charges required to convert raw materials to manufactured and finished goods.

Long-Lived Assets

Property, plant, and equipment are recorded at historical cost. The Company generally uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods for income tax purposes. The annual provisions for depreciation and amortization have been computed principally in accordance with the following ranges of asset lives: buildings and improvements - 10 to 30 years, machinery and equipment - 3 to 10 years, transportation equipment - 3 to 10 years, office furniture and equipment - 3 to 7 years, and intangible assets - 2 to 20 years. Depreciation expense was $78,138, $73,938, and $70,223 for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds the estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its estimated fair value. The Company evaluates its reporting units for impairment of goodwill during the third quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable. Reporting units are evaluated using after-tax operating cash flows (less capital expenditures) discounted to present value. Indefinite‑lived intangible assets are assessed separately from goodwill as part of the annual impairment testing using a relief-from-royalty method. If the underlying assumptions related to the valuation of a reporting unit’s goodwill or indefinite‑lived intangible assets change materially before or after the annual impairment testing, the reporting unit or asset is evaluated for potential impairment. In these evaluations, management considers recent operating performance, expected future performance, industry conditions, and other indicators of potential impairment. The Company recognized a pre-tax $21,415 impairment of property, plant, and equipment in fiscal 2021 when it determined that its offshore wind energy structures business reporting unit would not generate sufficient cash flows to recover the carrying values, recorded as “Product cost of sales” in the Consolidated Statements of Earnings. See Note 8 for details of impairments of goodwill and other intangible assets recognized during the fiscal years ended December 30, 2023 and December 25, 2021.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Leases

The Company's operating lease right-of-use (“ROU”) assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Consolidated Balance Sheets.

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

Pension Cost (Benefit)

Certain expenses are incurred in connection with a defined benefit pension plan. In order to measure the expense and the related benefit obligation, various assumptions are made including discount rates used to value the obligation, the expected return on plan assets used to fund these expenses, and the estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the expense and liability associated with the pension cost (benefit).

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

Derivative Instruments

The Company may enter into derivative financial instruments to manage risk associated with fluctuation in interest rates, foreign currency rates, or commodity prices. Where applicable, the Company may elect to account for such derivatives as either a cash flow, fair value, or net investment hedge.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings, foreign currency translation adjustments, certain derivative-related activity, and changes in prior service cost from the pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of December 30, 2023 and December 31, 2022:

	December 30,	December 31,
	2023	2022
Foreign currency translation adjustments	$(236,690)	$(260,799)
Hedging activities	20,989	20,099
Defined benefit pension plan	(57,535)	(34,209)
Accumulated other comprehensive loss	$(273,236)	$(274,909)

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

Customer acceptance provisions exist only in the design stage of our products (on a limited basis, the Company may agree to other acceptance terms), and acceptance of the design by the customer is required before manufacturing commences and the product is manufactured and delivered to the customer. The Company is generally not entitled to any compensation solely based on the design of the product and does not recognize this service as a separate performance obligation, therefore, no revenue is recognized for design services. No general rights of return exist for customers once the product has been delivered, and the Company establishes provisions for estimated warranties.

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

Most of the Company’s customers are invoiced upon shipment or delivery of the goods to the customer’s specified location. Contract assets are recorded as revenue is recognized over time and such contract assets are relieved when the customer is invoiced. As of December 30, 2023 and December 31, 2022, the Company’s contract assets totaled $175,721 and $174,539, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Certain customers are also invoiced by advanced billings or progress billings. When progress on performance obligations is less than the amount the customer has been billed, a contract liability is recognized. As of December 30, 2023, total contract liabilities of $70,978 were recorded as “Contract liabilities” in the Consolidated Balance Sheets. As of December 31, 2022, contract liabilities of $172,915 were recorded as “Contract liabilities” and $5,616 were recorded as “Other non-current liabilities” in the Consolidated Balance Sheets. Additional details are as follows:

●	During the fiscal years ended December 30, 2023 and December 31, 2022, the Company recognized $162,182 and $96,373 of revenue that was included in the total contract liability as of December 31, 2022 and December 25, 2021, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	As of December 30, 2023, the Company had no material remaining performance obligations on contracts with an original expected duration of one year or more.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete structures within the TD&S and Telecommunications product lines are engineered to customer specifications resulting in limited ability to sell the structure to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferred over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment. For the structures manufactured within the TD&S and Telecommunications product lines, the Company generally recognizes revenue on an inputs basis, using total production hours incurred to date for each order as a percentage of total hours estimated to complete the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of sales, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the Solar product line is recognized upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S product line sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

For the structures sold for the Lighting and Transportation product line and for the majority of Telecommunications products, revenue is recognized upon shipment or delivery of goods to the customer depending on contract terms, which is the same point in time that the customer is billed. Some large regional customers have unique product specifications for telecommunication structures. When the customer contract includes a cancellation clause that would require them to pay for work completed plus a reasonable margin if an order was canceled, revenue is recognized over time based on hours worked as a percent of total estimated hours to complete production.

The Coatings product line revenues are derived by providing coating services to customers’ products, which include galvanizing, anodizing, and powder coating. Revenue is recognized once the service has been performed and the goods are ready to be picked up or delivered to the customer, which is the same time that the customer is billed.

Agriculture Segment

Revenue recognition from the manufacture of irrigation equipment and related parts and services (including tubular products for industrial customers) is generally upon shipment of the goods to the customer which is the same point in time that the customer is billed. The remote monitoring subscription services recognized as part of the Technology Products and Services product line are primarily billed annually and revenue is recognized on a straight-line basis over the contract period.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The disaggregation of revenue by product line is disclosed in Note 21. A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 was as follows:

	Fiscal Year Ended
	December 30, 2023		December 31, 2022		December 25, 2021
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Infrastructure	$1,744,139	$1,255,498	$1,687,458	$1,222,288	$1,388,297	$973,227
Agriculture	1,144,633	30,328	1,307,681	27,604	996,278	20,772
Other	—	—	—	100,219	—	123,001
Total net sales	$2,888,772	$1,285,826	$2,995,139	$1,350,111	$2,384,575	$1,117,000

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenue and expenses, and the disclosure of contingent assets and liabilities to prepare the Consolidated Financial Statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Equity Method Investments

The Company has equity method investments in nonconsolidated subsidiaries which are recorded within “Other non-current assets” in the Consolidated Balance Sheets.

Treasury Stock

Repurchased shares are recorded as “Treasury stock, at cost” and result in a reduction of “Shareholders’ equity” in the Consolidated Balance Sheets. When treasury shares are reissued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to “Additional paid-in capital”.

In May 2014, the Company announced a capital allocation philosophy that covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of Directors increased the amount remaining under the program by an additional $400,000, with no stated expiration date, bringing the total authorization to $1,400,000. As of December 30, 2023, the Company has acquired 7,895,724 shares for approximately $1,263,900 under this share repurchase program.

In November 2023, the Company entered into an accelerated purchase agreement to repurchase $120,000 of the Company’s outstanding common stock (“November 2023 ASR”) with CitiBank, N.A. as counterparty. The November 2023 ASR was entered into under the Company’s previously announced share repurchase program described above. In the fourth quarter of fiscal 2023, the Company pre-paid $120,000 and received an initial delivery of 438,917 shares of common stock from CitiBank, which represented 75% of the prepayment amount divided by the closing price of $205.05 per share on November 28, 2023. The final number of shares to be delivered and the average price paid per share will be based on the daily volume weighted average share price during the term of the November 2023 ASR less a discount, which will be completed during the first quarter of fiscal 2024.

Research and Development

Research and development costs are charged to operations in the fiscal year incurred. These costs are a component of “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings. During the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, research and development costs were approximately $55,000, $46,000, and $37,000, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Supplier Finance Program

In the first quarter of fiscal 2023, the Company adopted Accounting Standards Update No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, as well as early adopted the amendment on rollforward information. During fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program that allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows. As of December 30, 2023 and December 31, 2022, there were $41,916 and $48,880 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program included in “Accounts payable” in the Consolidated Balance Sheets.

Confirmed obligations outstanding as of December 31, 2022	$48,880
Invoices confirmed during the period	264,051
Confirmed invoices paid during the period	(271,015)
Confirmed obligations outstanding as of December 30, 2023	$41,916

Redeemable Noncontrolling Interests

Subsequent to the issuance of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2022, the Company identified an error in the presentation of “Noncontrolling interests in consolidated subsidiaries” of $60,865 as of December 31, 2022, $26,750 as of December 25, 2021, and $25,774 as of December 26, 2020, that has been corrected in the current year. Such amounts were previously reported within “Total shareholders’ equity” and have been revised in the December 31, 2022 Consolidated Balance Sheets and the Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests to be presented as “Redeemable noncontrolling interests” outside of “Total shareholders’ equity”. We have evaluated the materiality of this error based on an analysis of quantitative and qualitative factors and concluded it was not material to the prior period financial statements, individually or in aggregate.

Noncontrolling interests with redemption features that are not solely within the Company’s control are considered redeemable noncontrolling interests. The Company has redeemable noncontrolling interests in certain entities. The seller can require the Company to purchase their remaining ownership, known as a put right, for an amount and on a date specified in the applicable operating agreement. Likewise, the Company can require the seller to sell the Company their remaining ownership based on the same amount and timing, known as a call option.

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Consolidated Balance Sheets initially at its acquisition-date fair value. The Company adjusts the redeemable noncontrolling interests each reporting period for the net income (loss) attributable to the noncontrolling interests and any redemption value adjustments. The redeemable noncontrolling interest is accreted to the future redemption value using the effective interest method up to the date on which the put right becomes effective. Any accretion adjustment in the current reporting period of the redeemable noncontrolling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share in the reporting period.

As of December 30, 2023 and December 31, 2022, the redeemable noncontrolling interests were $62,792 and $60,865, respectively. The ultimate amount paid for the redeemable noncontrolling interests could be significantly different because the redemption amounts depend on the future results of operations of the businesses.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about reportable segments including more detailed information about a reportable segment’s expenses. This guidance will be effective for the fiscal year ending December 28, 2024 and the interim periods thereafter, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are primarily disclosure related.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This guidance will be effective on a prospective basis for the fiscal year ending December 27, 2025, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are primarily disclosure related.

(2) ACQUISITIONS

Acquisitions of Businesses

On August 31, 2023, the Company acquired HR Products for $58,044 Australian dollars ($37,302 United States (“U.S.”) dollars) in cash (net of cash acquired) and subject to working capital adjustments. Of this amount, $7,200 Australian dollars ($4,626 U.S. dollars) was withheld by the Company at closing as a retention fund, to be settled in two equal payments at 12 and 24 months from the acquisition date for contingencies and disagreements. HR Products provides a broad range of irrigation products to serve the agriculture and landscaping industries and its operations are reported in the Agriculture segment. The acquisition strengthens the Company’s value proposition to customers in the key agriculture market of Australia by expanding its geographic footprint and accelerating its aftermarket parts presence. The amount allocated to goodwill is attributable to anticipated synergies and other intangibles that do not qualify for separate recognition and is not deductible for tax purposes. The Company is currently completing its fair value assessment and expects to finalize the purchase price allocation by the third quarter of fiscal 2024.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,816
Property, plant, and equipment	1,379
Goodwill	9,177
Customer relationships	11,632
Other non-current assets	3,997
Total fair value of assets acquired	51,001
Current liabilities	4,183
Operating lease liabilities	2,792
Deferred income taxes	3,489
Total fair value of liabilities assumed	10,464
Net assets acquired	$40,537

On June 1, 2022, the Company acquired approximately 51% of ConcealFab for $39,287 in cash (net of cash acquired). Approximately $1,850 of the purchase price was contingent on seller representations and warranties that were settled in the fourth quarter of fiscal 2023. ConcealFab is located in Colorado Springs, Colorado, and its operations are reported in the Infrastructure segment. The acquisition was made to allow the Company to incorporate innovative 5G infrastructure and passive intermodulation mitigation solutions into its advanced Infrastructure portfolio. Goodwill was not deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the first quarter of fiscal 2023.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Pursuant to the operating agreement and subject to the terms and conditions thereof, the minority owners have the right to sell all of the remaining interest in ConcealFab to the Company, and the Company has the right to purchase all of the remaining interest in ConcealFab from the minority owners, in each case generally at any time following the fifth anniversary of the effective date of the transaction. The purchase price for any remaining interest put to, or called by, the Company will be determined based on a pre-defined formula as stated in the operating agreement. As a result of this redemption feature, the Company recorded the noncontrolling interest as redeemable and classified it in temporary equity within the Consolidated Balance Sheets. See Note 1 for discussion of the Company’s redeemable noncontrolling interests.

The following table summarizes the fair values of the assets acquired and liabilities assumed of ConcealFab as of the date of acquisition:

June 1,
2022
Current assets	$21,133
Property, plant, and equipment	3,813
Goodwill	42,465
Customer relationships	26,200
Trade name	5,000
Other non-current assets	9,108
Total fair value of assets acquired	107,719
Current liabilities	6,658
Long-term debt	2,038
Operating lease liabilities	7,812
Deferred income taxes	5,464
Other non-current liabilities	12
Total fair value of liabilities assumed	21,984
Redeemable noncontrolling interest	41,693
Net assets acquired	$44,042

On May 12, 2021, the Company acquired the outstanding shares of Prospera Technologies, Ltd. ("Prospera"), an artificial intelligence company focused on machine learning and computer vision in agriculture, for $300,000 in cash (net of cash acquired). The acquisition of Prospera, located in Tel Aviv, Israel, was made to allow the Company to accelerate innovation with machine learning for agronomy and is reported in the Agriculture segment. Goodwill was not deductible for tax purposes, the trade name was assigned an estimated useful life of seven years, and the developed technology asset was assigned an estimated useful life of five years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that did not qualify for separate recognition. See Note 8 for details of impairments of goodwill and other intangible assets recognized during the fiscal year ended December 30, 2023. The Company finalized the purchase price allocation in the fourth quarter of fiscal 2021.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the fair values of the assets acquired and liabilities assumed of Prospera as of the date of acquisition:

May 12,
2021
Current assets	$647
Property, plant, and equipment	1,063
Goodwill	273,453
Developed technology	32,900
Trade name	2,850
Total fair value of assets acquired	$310,913
Current liabilities	2,690
Deferred income taxes	8,223
Total fair value of liabilities assumed	$10,913
Net assets acquired	$300,000

On April 20, 2021, the Company acquired the assets of PivoTrac for $12,500 in cash. The agreed-upon purchase price was $14,000, with $1,500 being held back for seller representations and warranties. The acquisition of PivoTrac, located in Texas, was made to allow the Company to advance its technology strategy and increase its number of connected agricultural devices and is reported in the Agriculture segment. The fair values assigned were $10,800 for goodwill and $2,627 for customer relationships, with the remainder representing net working capital. Goodwill was not deductible for tax purposes and the customer relationships will be amortized over eight years. The amount allocated to goodwill was primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company finalized the purchase price allocation in the second quarter of fiscal 2022.

Proforma disclosures were omitted for these acquisitions as they do not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisitions were insignificant for all fiscal years presented.

Acquisitions of Redeemable Noncontrolling Interests

Subsequent to fiscal 2023, on January 26, 2024, the Company acquired approximately 9% of ConcealFab for $7,227. Additionally, subsequent to fiscal 2023, the minority owner of a consolidated subsidiary exercised their put option to require the Company to purchase their remaining ownership. As such, $10,518 is expected to be paid to acquire the remaining portion of this entity prior to the end of the first quarter of fiscal 2024.

On August 10, 2022, the Company acquired the remaining 9% of Convert Italia S.p.A. for $3,046. On May 10, 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering, Ltd. for $4,292.

These transactions were for the acquisitions of portions of the remaining shares of consolidated subsidiaries with no changes in control.

(3) DIVESTITURES

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, reported in the Agriculture segment, for net proceeds of $6,369. In the second quarter of fiscal 2023, a pre-tax gain of $2,994 was reported in “Other income (expenses)” in the Consolidated Statements of Earnings.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The offshore wind energy structures business had an operating income of $2,259 for the fiscal year ended December 31, 2022, and an operating loss of $40,192 (inclusive of an approximately $27,900 impairment of long-lived assets) for the fiscal year ended December 25, 2021. The Company received 90,000 Danish kroner ($12,570 U.S. dollars) at closing. An additional 15,000 Danish kroner ($2,189 U.S. dollars) had been held in an escrow account subject to normal closing conditions before it was released to the Company in the first quarter of fiscal 2024.

The assets and liabilities of the offshore wind energy structures business as of closing on November 30, 2022 were as follows:

November 30,
2022
Cash and cash equivalents	$12,420
Receivables, net	35,407
Inventories	1,144
Contract assets	19,127
Prepaid expenses and other current assets	1,852
Property, plant, and equipment, net	12,915
Other intangible assets, net	5,579
Other non-current assets	1,103
Total assets	$89,547
Accounts payable	23,611
Contract liabilities	34,814
Other accrued expenses	4,737
Deferred income taxes	1,375
Total liabilities	$64,537
Net assets divested	$25,010

The pre-tax loss from divestiture was reported in “Other income (expenses)” in the Consolidated Statements of Earnings for the fiscal year ended December 31, 2022. The loss was comprised of the proceeds and an asset recognized for the escrow funds not at the time released from the buyer, less deal-related costs, and the net assets of the business, which resulted in a loss of $12,123. In addition to this amount was a $21,150 realized loss on foreign exchange translation adjustments and net investment hedges previously reported in “Shareholders’ equity” in the Consolidated Balance Sheets.

Pre-tax loss from divestitures, before recognition of currency translation loss	$12,123
Recognition of cumulative currency translation loss and hedges (reclassified from OCI)	21,150
Net pre-tax loss from divestiture of offshore wind energy structures business	$33,273

The transaction did not result in a tax-deductible capital loss.

(4) REALIGNMENT ACTIVITIES

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provided for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which were completed as of December 30, 2023. The Board of Directors authorized the incurrence of cash charges up to $36,000 in connection with the Realignment Program.

During the fiscal year ended December 30, 2023, the Company recorded the following pre-tax expenses for the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$17,260	$9,101	$8,849	$35,210

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Changes in liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 31,	Realignment	Otherwise	December 30,
	2022	Expense	Settled	2023
Severance and other employee benefit costs	$—	$35,210	$(22,696)	$12,514

(5) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 were as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Interest	$55,541	$46,653	$41,159
Income taxes	103,697	93,109	60,366

(6) INVENTORIES

Inventories as of December 30, 2023 and December 31, 2022 consisted of the following:

	December 30,	December 31,
	2023	2022
Raw materials and purchased parts	$217,134	$258,814
Work-in-process	37,826	44,453
Finished goods and manufactured goods	403,468	425,495
Total inventories	$658,428	$728,762

(7) PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, as of December 30, 2023 and December 31, 2022 consisted of the following:

	December 30,	December 31,
	2023	2022
Land and improvements	$118,869	$113,188
Buildings and improvements	409,092	390,435
Machinery and equipment	750,959	721,223
Transportation equipment	31,278	30,610
Office furniture and equipment	140,061	128,922
Construction in progress	62,980	48,773
Total property, plant, and equipment, at cost	$1,513,239	$1,433,151

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by segment as of December 30, 2023 and December 31, 2022 was as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 31, 2022	$473,551	$313,777	$787,328
Accumulated impairment losses	(47,467)	—	(47,467)
Balance as of December 31, 2022	426,084	313,777	739,861
Acquisitions	—	9,177	9,177
Divestiture	—	(160)	(160)
Impairment	(1,915)	(120,000)	(121,915)
Foreign currency translation	5,112	889	6,001
Balance as of December 30, 2023	$429,281	$203,683	$632,964

	Infrastructure	Agriculture	Total
Gross balance as of December 25, 2021	$442,521	$313,512	$756,033
Accumulated impairment losses	(47,467)	—	(47,467)
Balance as of December 25, 2021	395,054	313,512	708,566
Acquisitions	42,465	—	42,465
Foreign currency translation	(11,435)	265	(11,170)
Balance as of December 31, 2022	$426,084	$313,777	$739,861

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

The carrying value for two of the reporting units, Agriculture Technology and India Structures, exceeded their respective estimated fair value. As a result, impairments of $120,000 and $1,915 were recognized in the Agriculture and Infrastructure segments, respectively, and recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Earnings. For the Agriculture Technology reporting unit, the recent less favorable outlook for the agriculture market in North America and the slower-than-expected adoption rate of the agronomy software solution led to a reduction in forecasted sales. These reduced forecasted cash flows resulted in a lower fair value of the Agriculture Technology reporting unit when discounted back to the present value. For the India Structures reporting unit, assumptions around future cash flows including working capital requirements resulted in the impairment of its goodwill.

Intangible Assets

The components of intangible assets as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$233,852	$157,873	$222,716	$145,502
Patents & proprietary technology	59,311	45,416	58,404	21,291
Trade names	2,870	1,056	2,850	645
Other	4,787	4,538	2,462	2,164
Non-amortizing intangible assets:
Trade names	58,750	—	59,785	—
	$359,570	$208,883	$346,217	$169,602

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Amortizing intangible assets carry a remaining weighted average life of approximately four years. Amortization expense was $19,455, $22,120, and $21,320 for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively. Based on amortizing intangible assets recognized in the Consolidated Balance Sheets as of December 30, 2023, amortization expense is estimated to average $11,158 for each of the next five fiscal years.

The Company’s indefinite-lived trade names were tested for impairment as of September 2, 2023. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, the carrying value of one trade name exceeded its estimated fair value. An impairment charge of $1,656 was recognized within the Infrastructure segment and recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Earnings. In the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the offshore wind energy structures business. As a result, an impairment charge of approximately $2,013 was recognized against the related trade name and recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Earnings.

In the third quarter of fiscal 2023, the Company tested the recoverability of a certain amortizing proprietary technology intangible asset related to Prospera included within the Agriculture Technology reporting unit due to identified impairment indicators. The Company determined the carrying value of the asset exceeded the total undiscounted estimated future cash flows and reduced the asset to its fair value. An impairment charge of $17,273 was recognized within the Agriculture segment and recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Earnings. In the fourth quarter of fiscal 2021, an impairment test was required when the Company received clarifying information on the competitive environment of the offshore wind energy structures business. As a result, an impairment charge of $4,483 was recognized against the remaining net book value of the related customer relationships and recorded as “Impairment of goodwill and intangible assets” in the Consolidated Statements of Earnings.

(9) BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings totaling $39,336 available as of December 30, 2023. As of December 30, 2023 and December 31, 2022, $3,205 and $5,846 was outstanding and recorded as “Notes payable to banks” in the Consolidated Balance Sheets, respectively. The interest rates charged on these lines of credit vary in relation to the banks’ costs of funds. The weighted average interest rate on short-term borrowings was 5.16% as of December 30, 2023. The unused and available borrowings under the lines of credit were $36,131 as of December 30, 2023. The lines of credit can be modified at any time at the option of the banks.

(10) INCOME TAXES

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 were as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
United States	$195,491	$224,370	$202,051
Foreign	40,961	139,518	58,032
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$236,452	$363,888	$260,083

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Income tax expense (benefit) for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 consisted of:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Current:
Federal	$42,226	$48,309	$30,031
State	8,480	11,888	8,891
Foreign	56,107	48,273	20,644
Total current income tax expense	106,813	108,470	59,566
Non-current:	1,957	1,442	1,777
Deferred:
Federal	(12,585)	(7,544)	4,587
State	(2,586)	(1,973)	558
Foreign	(3,478)	8,292	(5,074)
Total deferred income tax expense (benefit)	(18,649)	(1,225)	71
Total income tax expense	$90,121	$108,687	$61,414

The reconciliations of the statutory federal income tax rate and the effective tax rate for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 were as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.8	2.3	2.9
Carryforwards, credits and changes in valuation allowances	(2.4)	1.0	1.5
Foreign jurisdictional tax rate differences	4.6	4.2	(0.1)
Changes in unrecognized tax benefits	0.8	0.3	0.7
Impairment of long-lived assets	11.9	—	—
Excess tax benefit on equity compensation	1.1	0.5	0.7
Loss from divestiture of offshore wind energy structures business	—	2.2	—
Other	(0.7)	(1.6)	(3.1)
Effective tax rate	38.1%	29.9%	23.6%

The fiscal year ended December 30, 2023 included $28,079 of tax expense related to non-tax deductible impairment of goodwill. The fiscal year ended December 31, 2022 included $8,166 of tax expense related to the divestiture of the offshore wind energy structures business for which no benefit was recorded. The fiscal year ended December 25, 2021 included $1,894 of U.S. tax benefits related to foreign taxes paid offset by $5,102 of valuation allowance recorded against the offshore wind energy structures business’ deferred tax assets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets (liabilities) as of December 30, 2023 and December 31, 2022 were as follows:

	December 30,	December 31,
	2023	2022
Deferred income tax assets:
Accrued expenses and allowances	$36,883	$25,927
Tax credits and loss carryforwards	58,519	67,249
Inventory allowances	8,427	7,912
Accrued compensation and benefits	23,880	24,398
Lease liabilities	41,769	40,709
Research and development expenditures	22,751	7,650
Deferred compensation	16,163	16,308
Gross deferred income tax assets	208,392	190,153
Valuation allowance	(48,632)	(48,974)
Net deferred income tax assets	159,760	141,179
Deferred income tax liabilities:
Property, plant, and equipment	42,299	45,300
Intangible assets	52,017	52,750
Defined benefit pension asset	3,851	6,054
Lease assets	42,717	40,708
Other deferred tax liabilities	6,616	4,941
Total deferred income tax liabilities	147,500	149,753
Net deferred income tax assets (liabilities)	$12,260	$(8,574)

Deferred income tax assets (liabilities) were presented as follows as of December 30, 2023 and December 31, 2022 in the Consolidated Balance Sheets:

	December 30,	December 31,
	2023	2022
Other non-current assets	$33,465	$32,517
Deferred income taxes	(21,205)	(41,091)
Net deferred income tax assets (liabilities)	$12,260	$(8,574)

Management of the Company has reviewed recent operating results and projected future operating results. The Company’s belief that realization of its net deferred tax assets is more likely than not is based on, among other factors, changes in operations that have occurred in recent fiscal years and available tax planning strategies. As of December 30, 2023 and December 31, 2022, respectively, there were $58,519 and $67,249 relating to tax credits and loss carryforwards.

Valuation allowances have been established for certain losses that reduce deferred tax assets to an amount that will more likely than not be realized. During fiscal 2021, the Company recorded a valuation allowance of $6,472 against the tax attributes related to the acquisition of Prospera. The deferred tax assets as of December 30, 2023 that are associated with tax loss and tax credit carryforwards not reduced by valuation allowances expire in periods starting in 2024.

Uncertain tax positions included in “Other non-current liabilities” in the Consolidated Balance Sheets are evaluated in a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 30, 2023 and December 31, 2022:

	Fiscal Year Ended
	December 30,	December 31,
	2023	2022
Gross unrecognized tax benefits—beginning of period	$2,536	$2,664
Gross increases—tax positions in prior period	2,174	1,133
Gross increases—current‑period tax positions	370	523
Settlements with taxing authorities	(32)	(1,576)
Lapses of statutes of limitation	(742)	(208)
Gross unrecognized tax benefits—end of period	$4,306	$2,536

There are approximately $1,514 of uncertain tax positions for which reversal is reasonably possible during the next 12 months due to the closing of the statutes of limitation. The nature of these uncertain tax positions is generally the computation of a tax deduction or a tax credit. During the fiscal year ended December 30, 2023, the Company recorded a reduction of its gross unrecognized tax benefit of $742, with $586 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the U.S. During the fiscal year ended December 31, 2022, the Company recorded a reduction of its gross unrecognized tax benefit of $208, with $165 recorded as a reduction of income tax expense, due to the expiration of statutes of limitation in the U.S. In addition to these amounts, there was an aggregate of $442 and $172 of interest and penalties as of December 30, 2023 and December 31, 2022, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as “Income tax expense” in the Consolidated Statements of Earnings.

The Company files income tax returns in the U.S. and various states as well as foreign jurisdictions. Tax years 2020 and forward remain open under U.S. statutes of limitation. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4,372 and $2,447 as of December 30, 2023 and December 31, 2022, respectively.

The Organisation for Economic Co-operation and Development (“OECD”) has released the Pillar Two Model Rules Framework (the “Framework”) defining the global minimum tax rules, which contemplate a minimum tax rate of 15% and continues to release additional guidance. Although it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which the Company operates have adopted legislation effective January 1, 2024, and other countries are in the process of introducing legislation to implement the minimum tax directive. Further, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. The Company will continue to monitor the implementation of the Framework by the countries in which the Company operates. The Company does not expect the Framework to have a material impact on its Consolidated Financial Statements.

(11) LONG-TERM DEBT

Long-term debt as of December 30, 2023 and December 31, 2022 was as follows:

	December 30,	December 31,
	2023	2022
5.00% senior unsecured notes due in fiscal 2044 (a)	$450,000	$450,000
5.25% senior unsecured notes due in fiscal 2054 (b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a) (b)	(19,665)	(20,053)
Revolving credit agreement (c)	377,899	140,513
Other notes	2,015	3,587
Debt issuance costs	(6,645)	(6,918)
Long-term debt	1,108,604	872,129
Less: Current installments of long-term debt	719	1,194
Long-term debt, excluding current installments	$1,107,885	$870,935

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(a)	The 5.00% senior unsecured notes due in fiscal 2044 include an aggregate principal amount of $450,000 on which interest is paid and an unamortized discount balance of $12,503 as of December 30, 2023. The notes bear interest at 5.00% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.
(b)	The 5.25% senior unsecured notes due in fiscal 2054 include an aggregate principal amount of $305,000 on which interest is paid and an unamortized discount balance of $7,162 as of December 30, 2023. The notes bear interest at 5.25% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense as interest payments are made over the term of the notes. The notes may be repurchased prior to maturity in whole, or in part, at any time at 100% of their principal amount plus a make-whole premium and accrued and unpaid interest. These notes are guaranteed by certain subsidiaries of the Company.
(c)	On October 18, 2021, the Company along with its wholly-owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, entered into an amendment and restatement of the revolving credit agreement with the Company’s lenders. The maturity date of the revolving credit facility was extended to October 18, 2026. The credit facility provides for $800,000 of committed unsecured revolving credit loans with available borrowings thereunder to $400,000 in foreign currencies. The Company may increase the credit facility by up to an additional $300,000 at any time, subject to lenders increasing the amount of their commitments. The interest rate on the borrowings will be, at the Company’s option, either:
(i)	term Secured Overnight Financing Rate (“SOFR”) (based on a 1-, 3-, or 6-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.;
(ii)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.; or

(iii)	daily simple SOFR plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.

As of December 30, 2023, the Company had $377,899 outstanding borrowings under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit additional borrowing capability under the agreement. As of December 30, 2023, the Company had the ability to borrow $421,939 under this facility, after consideration of standby letters of credit of $162 associated with certain insurance obligations. The Company also maintains certain short-term bank lines of credit totaling $39,336, of which $36,131 were unused as of December 30, 2023.

The revolving credit facility includes a financial leverage covenant. The Company was in compliance with this covenant as of December 30, 2023. The minimum aggregate maturities of long-term debt for each of the five fiscal years following the fiscal year ended December 30, 2023 are $719; $599; $378,554; $43; and $0.

The obligations arising under the 5.00% senior unsecured notes due in fiscal 2044, the 5.25% senior unsecured notes due in fiscal 2054, and the revolving credit facility are guaranteed by the Company and its wholly owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(12) STOCK-BASED COMPENSATION

The Company maintains stock‑based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of December 30, 2023, 1,513,652 shares of common stock remained available for issuance under the plans. Shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon exercise of stock options or vesting of restricted stock units or issuance of restricted stock from treasury shares held by the Company.

Stock options granted under the plans call for the exercise price of each option to equal the closing market price as of the date of the grant. Options vest beginning on the first anniversary of the grant date in equal amounts over three years or on the grant’s fifth anniversary date. Expiration of grants is seven to ten years from the date of the award. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant. For the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company recorded $39,219, $41,850, and $28,720 of compensation expense (included in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings) for all share-based compensation programs, respectively. The associated tax benefits recorded for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, were $7,092, $10,463, and $7,180, respectively.

As of December 30, 2023, the amount of unrecognized stock option compensation expense, to be recognized over a weighted average period of 2.00 years, was approximately $6,408. During the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, compensation expense for stock options was $3,687, $3,120, and $2,538, respectively.

The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made as of December 30, 2023, December 31, 2022, and December 25, 2021 was estimated using the following assumptions:

	December 30,	December 31,	December 25,
	2023	2022	2021
Expected volatility	31.97%	32.36%	33.01%
Risk-free interest rate	4.21%	3.75%	1.26%
Expected life from vesting date	5.4 yrs	5.4 yrs	4.0 yrs
Dividend yield	0.87%	1.10%	1.20%

The following is a summary of the stock option activity during the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2022	195,690	$214.62
Granted	43,340	226.55
Exercised	(39,055)	155.24
Forfeited	(18,445)	307.81
Outstanding as of December 30, 2023	181,530	$220.77	7.99	$5,992
Options vested or expected to vest as of December 30, 2023	178,820	$220.31	7.96	5,975
Options exercisable as of December 30, 2023	116,545	$203.78	7.13	5,576

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The weighted average per share fair value of options granted during the fiscal year ended December 31, 2023 was $72.60.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 25, 2021	276,464	$164.48
Granted	40,564	332.63
Exercised	(121,163)	139.89
Forfeited	(175)	104.47
Outstanding as of December 31, 2022	195,690	$214.62	7.53	$22,644
Options vested or expected to vest as of December 31, 2022	189,267	$212.69	7.48	22,261
Options exercisable as of December 31, 2022	90,556	$172.08	6.40	14,276

The weighted average per share fair value of options granted during the fiscal year ended December 31, 2022 was $104.01.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 26, 2020	399,565	$141.79
Granted	47,223	252.89
Exercised	(169,908)	135.76
Forfeited	(416)	132.84
Outstanding as of December 25, 2021	276,464	$164.48	5.88	$22,586
Options vested or expected to vest as of December 25, 2021	268,338	$163.42	5.80	22,188
Options exercisable as of December 25, 2021	154,860	$142.15	4.00	15,896

The weighted average per share fair value of options granted during the fiscal year ended December 25, 2021 was $67.81.

In accordance with shareholder-approved plans, the Human Resources Committee of the Board of Directors may grant stock under various stock‑based compensation arrangements, including restricted stock awards, restricted stock units, performance-based restricted stock units, and stock issued in lieu of cash bonuses. Under such arrangements, stock is issued without direct cost to the employee. The restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years beginning on the first anniversary of the grant. During the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company granted restricted stock units to directors and certain management employees as follows (which are not included in the above stock plan activity tables):

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Restricted stock units granted	67,723	60,901	216,971
Weighted‑average per share price on grant date	$233.96	$313.75	$236.28
Recognized compensation expense	$22,478	$22,664	$16,147

During the second half of fiscal 2021, the Company granted 159,982 restricted stock units, worth $36,916, to certain employees of Prospera, of which 50,141 remain outstanding as of December 30, 2023. These restricted stock units vest in equal installments over four years and require the employees to continue employment over those four years. As such, the related compensation expense will be incurred over the vesting period.

As of December 30, 2023, the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 2.12 years, was approximately $33,933.

Performance-based restricted stock units (“PSUs”) awards consist of shares of the Company’s stock which are payable upon the determination that the Company achieves certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSUs granted in the fiscal years ended December 30, 2023 and December 31, 2022 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of the Company’s common stock on the date of grant. PSUs granted generally have a three-year period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.

During the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, the Company granted PSU awards as follows (which are not included in the above stock plan activity tables):

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Shares granted	38,201	33,736	41,060
Weighted‑average per share price on grant date	$299.20	$215.15	$230.40
Recognized compensation expense	$13,054	$16,066	$10,035

(13) EARNINGS PER SHARE

The following table provides a reconciliation between the earnings and average share amounts used to compute both basic and diluted earnings per share:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interest:
Net earnings attributable to Valmont Industries, Inc.	$150,849	$250,863	$195,630
Change in redemption value of redeemable noncontrolling interest	(7,374)	—	—
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interest	$143,475	$250,863	$195,630
Weighted average shares outstanding (000s):
Basic	20,956	21,311	21,193
Dilutive effect of various stock awards	203	269	300
Diluted	21,159	21,580	21,493
Net earnings per share attributable to common shareholders:
Basic	$6.85	$11.77	$9.23
Dilutive effect of various stock awards	(0.07)	(0.15)	(0.13)
Diluted	$6.78	$11.62	$9.10

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Basic and diluted net earnings and earnings per share in the fiscal year ended December 30, 2023 were impacted by the impairment of certain long-lived assets of $136,457 after-tax ($6.45 per share) and realignment charges of $26,490 after-tax ($1.25 per share). Basic and diluted net earnings and earnings per share in the fiscal year ended December 31, 2022 were impacted by a loss from the divestiture of the offshore wind energy structures business of $33,273 (no associated tax benefit) ($1.54 per share). Basic and diluted net earnings and earnings per share in the fiscal year ended December 25, 2021 were impacted by impairments of long-lived assets associated with the offshore wind energy structures business of $21,678 after-tax ($1.01 per share) and a valuation allowance against the deferred tax assets of the offshore wind energy structures business of $5,076 after-tax ($0.24 per share).

As of December 30, 2023, December 31, 2022, and December 25, 2021, there were 127,774; 40,564; and 47,223 outstanding stock options with exercise prices exceeding the average market price of common stock during the applicable period that were excluded from the computation of diluted earnings per share, respectively.

(14) EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants can elect to contribute up to 60% of their annual pay, on a pre-tax and/or after-tax basis. The Company also makes contributions to the VERSP and a non-qualified deferred compensation plan for certain Company executives. The Company’s contributions to these plans for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, amounted to approximately $20,000, $18,300, and $16,000, respectively.

The Company sponsors a fully‑funded, non-qualified deferred compensation plan for certain Company executives who otherwise would be limited in receiving Company contributions into the VERSP under Internal Revenue Service regulations. The invested assets and related liabilities of these participants were $26,803 and $25,008 as of December 30, 2023 and December 31, 2022, respectively. Such amounts are included in “Other non-current assets” and “Deferred compensation” in the Consolidated Balance Sheets. Amounts distributed from the Company’s non-qualified deferred compensation plan to participants under the transition rules of Section 409A of the Internal Revenue Code were approximately $5,476 and $4,691 as of December 30, 2023 and December 31, 2022, respectively. All distributions were made in cash.

(15) FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, receivables, accounts payable, notes payable to banks, and accrued expenses approximate fair value because of the short maturity of these instruments. The fair values of each of the Company’s long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturity. The fair value estimates are made at a specific point in time and the underlying assumptions are subject to change based on market conditions. As of December 30, 2023, the carrying amount of the Company’s long-term debt was $1,108,604 with an estimated fair value of approximately $1,064,916. As of December 31, 2022, the carrying amount of the Company’s long-term debt was $872,129 with an estimated fair value of approximately $807,281.

ASC 820 establishes a three‑level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date used. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
●	Level 3: Unobservable inputs for the asset or liability.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

Trading Securities: The Company’s trading securities represent the investments held in the Valmont Deferred Compensation Plan (the “DCP”). As of December 30, 2023 and December 31, 2022, the assets of the DCP were $26,803 and $25,008, respectively. These assets represent mutual funds, invested in debt and equity securities, classified as trading securities, considering the employee’s ability to change investment allocation of their deferred compensation at any time. Quoted market prices are available for these securities in an active market and therefore are categorized as Level 1 inputs. These securities are included in “Other non-current assets” in the Consolidated Balance Sheets.

Derivative Financial Instruments: The fair values of foreign currency, commodity, and cross currency swap derivative contracts are based on valuation models that use market observable inputs including forward and spot prices for commodities and currencies.

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	December 30, 2023	Level 1	Level 2	Level 3
Trading securities	$26,803	$26,803	$—	$—
Derivative financial instruments, net	2,860	—	2,860	—
Cash and cash equivalents - mutual funds	6,258	6,258	—	—

	Carrying Value	Fair Value Measurement Using:
	December 31, 2022	Level 1	Level 2	Level 3
Trading securities	$25,008	$25,008	$—	$—
Derivative financial instruments, net	1,404	—	1,404	—
Cash and cash equivalents - mutual funds	7,205	7,205	—	—

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

The fair value of derivative instruments as of December 30, 2023 and December 31, 2022 was as follows:

		December 30,	December 31,
Derivatives designated as hedging instruments:	Balance Sheets location	2023	2022
Commodity contracts	Prepaid expenses and other current assets	$2,520	$—
Commodity contracts	Other accrued expenses	(1,586)	(3,854)
Foreign currency forward contracts	Prepaid expenses and other current assets	—	83
Cross currency swap contracts	Prepaid expenses and other current assets	1,938	5,385
Cross currency swap contracts	Other accrued expenses	(12)	(210)
		$2,860	$1,404

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Gains (losses) on derivatives recognized in the Consolidated Statements of Earnings for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 were as follows:

		Fiscal Year Ended
Derivatives designated as	Statements of	December 30,	December 31,	December 25,
hedging instruments:	Earnings location	2023	2022	2021
Commodity contracts	Product cost of sales	$(7,057)	$(5,212)	$25,821
Foreign currency forward contracts	Other income (expenses)	177	(45)	(40)
Interest rate hedge amortization	Interest expense	(64)	(64)	(64)
Cross currency swap contracts	Other income (expenses)	—	4,827	—
Cross currency swap contracts	Interest expense	1,813	2,875	2,780
		$(5,131)	$2,381	$28,497

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Consolidated Statements of Earnings in the period consumed. Notional amounts, purchase quantities, and maturity dates of these contracts as of December 30, 2023 were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot rolled steel coil	$7,844	8,500 short tons	December 2023 to April 2024
Natural gas	4,272	960,475 MMBtu	January 2024 to October 2025
Diesel fuel	542	1,890,000 gallons	January 2024 to September 2024

Net Investment Hedges

In fiscal 2019, the Company entered into two fixed-for-fixed cross currency swaps ("CCS"), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in fiscal 2044 for Danish krone (“DKK”) and Euro denominated payments. The CCS were entered into in order to mitigate foreign currency risk on the Company’s Euro and DKK investments and to reduce interest expense. Interest is exchanged twice per year on April 1 and October 1.

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

In the third and fourth quarters of fiscal 2022, the Company settled the DKK CCS and received proceeds of $3,532. Due to the sale of the offshore wind energy structures business in the fourth quarter of fiscal 2022, the Company reclassified the cumulative net investment hedge gain of $4,827 ($3,620 after-tax) from AOCI to “Other income (expenses)” in the Consolidated Statements of Earnings.

Key terms of the Euro CCS are as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2024	2.825%	€71,550

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(17) WARRANTIES

The Company’s product warranty accrual reflects management’s best estimate of the probable liability under its product warranties. Historical product claims data is used to estimate the cost of product warranties at the time revenue is recognized.

Changes in the product warranty accrual, which are recorded in “Other accrued expenses” in the Consolidated Balance Sheets, for the fiscal years ended December 30, 2023 and December 31, 2022 were as follows:

	Fiscal Year Ended
	December 30,	December 31,
	2023	2022
Balance, beginning of period	$19,773	$21,308
Payments made	(17,072)	(10,569)
Change in liability for warranties issued during the period	24,096	12,866
Change in liability for pre-existing warranties	(4,363)	(3,832)
Balance, end of period	$22,434	$19,773

(18) COMMITMENTS & CONTINGENCIES

Various claims and lawsuits are pending against the Company and certain of its subsidiaries. The Company cannot fully determine the effect of all asserted and unasserted claims on its consolidated results of operations, financial condition, or liquidity. Where asserted and unasserted claims are considered probable and reasonably estimable, a liability has been recorded. The Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on the consolidated results of operations, financial condition, or liquidity.

(19) DEFINED BENEFIT RETIREMENT PLAN

Delta Ltd., a wholly-owned subsidiary of the Company, is the sponsor of the Delta Pension Plan (the "Plan"). The Plan provides defined benefit retirement income to eligible employees in the United Kingdom (“U.K.”). Pension retirement benefits to qualified employees are 1.67% of final salary per year of service upon reaching the age of 65 years. The Plan has no active employees as members as of December 30, 2023.

Funded Status

The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability. The funded status represents the difference between the projected benefit obligation (“PBO”) and the fair value of the plan assets. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases (if applicable) and inflation. Plan assets are measured at fair value. Because the Plan is denominated in British pounds, the Company used exchange rates of $1.273/£ and $1.209/£ to translate the net pension asset into U.S. dollars as of December 30, 2023 and December 31, 2022, respectively. The PBO was $477,763 as of December 30, 2023. The net funded status of $15,404 as of December 30, 2023 is recorded as a non-current asset reflecting, in part, an actuarial loss for the period from December 31, 2022 to December 30, 2023 attributed to a slight decrease in the discount rate.

Projected Benefit Obligation and Fair Value of Plan Assets—The accumulated benefit obligation (“ABO”) is the present value of benefits earned to date, assuming no future compensation growth.

As there are no active employees in the plan, the ABO is equal to the PBO for all years presented. The overfunded ABO represents the difference between the PBO and the fair value of plan assets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Changes in the PBO and fair value of plan assets for the Plan for the period from December 31, 2022 to December 30, 2023 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 31, 2022	$435,711	$459,927	$24,216
Employer contributions	—	17,345
Interest cost	21,555	—
Actual return on plan assets	—	10,966
Benefits paid	(20,683)	(20,683)
Actuarial loss	17,692	—
Currency translation	23,488	25,612
Fair value as of December 30, 2023	$477,763	$493,167	$15,404

The actuarial loss increased the projected benefit obligation and resulted primarily from a decrease in the discount rate from 4.80% in fiscal 2022 to 4.50% in fiscal 2023.

Changes in the PBO and fair value of plan assets for the Plan for the period from December 25, 2021 to December 31, 2022 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 25, 2021	$761,706	$761,170	$(536)
Employer contributions	—	17,155
Interest cost	12,551	—
Actual return on plan assets	—	(228,493)
Benefits paid	(20,175)	(20,175)
Actuarial gain	(248,252)	—
Currency translation	(70,119)	(69,730)
Fair value as of December 31, 2022	$435,711	$459,927	$24,216

The actuarial gain decreased the project benefit obligation and resulted from an increase in the discount rate from 1.90% in fiscal 2021 to 4.80% in fiscal 2022.

Pre-tax amounts recognized in accumulated other comprehensive income (loss) as of December 30, 2023 and December 31, 2022 consisted of actuarial losses, as follows:

Balance as of December 25, 2021	$(60,940)
Actuarial loss	(2,915)
Amortization of prior service costs	493
Currency translation gain	5,451
Balance as of December 31, 2022	(57,911)
Actuarial loss	(28,071)
Amortization of prior service costs	498
Currency translation loss	(3,667)
Balance as of December 30, 2023	$(89,151)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Assumptions—The weighted-average actuarial assumptions used to determine the benefit obligation as of December 30, 2023 and December 31, 2022 were as follows:

	December 30,	December 31,
	2023	2022
Discount rate	4.50%	4.80%
Salary increase	N/A	N/A
Consumer Price Index ("CPI") inflation	2.25%	2.35%
Retail Price Index ("RPI") inflation	3.05%	3.25%

Cost/(Benefit)

Pension cost (benefit) is determined based on the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The interest cost component is calculated using the full yield curve approach to estimate the interest cost by applying the specific spot rates along the yield curve used to determine the present value of the benefit plan obligations to relevant cash outflows for the corresponding year. The expected long-term rate of return on plan assets is applied to the fair value of plan assets. Differences in actual experience in relation to assumptions are not recognized in net earnings immediately, but are deferred and, if necessary, amortized as pension cost.

The components of the net periodic pension cost (benefit) for the fiscal years ended December 30, 2023 and December 31, 2022 were as follows:

	Fiscal Year Ended
	December 30,	December 31,
	2023	2022
Interest cost	$21,555	$12,551
Expected return on plan assets	(21,804)	(23,131)
Amortization of prior service costs	498	493
Net periodic pension cost (benefit)	$249	$(10,087)

Assumptions—The weighted-average actuarial assumptions used to determine the cost (benefit) were as follows for the fiscal years ended December 30, 2023 and December 31, 2022:

	December 30,	December 31,
	2023	2022
Discount rate for benefit obligations	4.80%	1.90%
Discount rate for interest cost	4.90%	1.80%
Expected return on plan assets	4.85%	3.48%
CPI inflation	2.35%	2.70%
RPI inflation	3.25%	3.30%

The discount rate is based on the yields of AA-rated corporate bonds with durational periods similar to that of the pension liabilities. The expected return on plan assets is based on the asset allocation mix and the historical return, taking into account current and expected market conditions. The expected return on plan assets increased from 3.48% to 4.85% for fiscal 2023 as the investment composition has more liability matching versus return-seeking assets. Inflation is based on expected changes in the CPI or the RPI in the U.K. depending on the relevant plan provisions.

Cash Contributions

The Company completed negotiations with Plan trustees in fiscal 2022 regarding annual funding for the Plan. The annual contributions into the Plan are approximately $16,700 (£13,100) per annum as part of the Plan’s recovery plan, along with a contribution to cover the administrative costs of the Plan of approximately $1,700 (£1,300) per annum. In the fourth quarter of fiscal 2020, the Company made its required fiscal 2021 annual contribution in addition to the required fiscal 2020 annual contribution that was made earlier in fiscal 2020.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Benefit Payments

The following table details expected pension benefit payments for the fiscal years 2024 through 2033:

2024	$21,641
2025	22,278
2026	23,042
2027	23,678
2028	24,442
2029 - 2033	133,540

Asset Allocation Strategy

The investment strategy for pension plan assets is to maintain a diversified portfolio consisting of

●	Long-term fixed-income securities that are investment grade or government‑backed in nature,
●	Common stock mutual funds in U.K. and non-U.K. companies, and
●	Diversified growth funds, which are invested in a number of investments, including common stock, fixed income funds, properties, and commodities.

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

The pension plan investments are held in a trust. The weighted average maturity of the corporate bond portfolio was 13 years as of December 30, 2023.

Fair Value Measurements

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Leveraged Inflation-Linked Gilts—These investments are a combination of U.K. government-backed securities (such as bonds or other fixed income securities issued directly by the U.K. Treasury) money market instruments, and derivatives combined to give leveraged exposure to changes in the U.K. long-term interest and inflation rates. These funds are expected to offset a proportion of the impact changes in the long-term interest and inflation rates in the U.K. have on the pension plan’s benefit plan obligation liability. The fair value recorded by the Plan is calculated using net asset value (“NAV”) for each investment.

Temporary Cash Investments—These investments consist of British pounds, reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Secured Income Asset Funds—This investment category consists of holdings that have a high level of expected inflation linkage. Examples of underlying asset classes are rental streams and infrastructure debt. Due to the private nature of these investments, pricing inputs are not readily observable. Asset valuations are developed by the fund manager. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. The fair value recorded by the Plan is calculated using NAV.

As of December 30, 2023 and December 31, 2022, the pension plan assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using:
December 30, 2023	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$7,077	$—	$—	$7,077
Plan assets at NAV:
Leveraged inflation-linked gilt funds				216,405
Corporate bonds				74,440
Corporate stock				72,548
Secured income asset funds				122,697
Total plan assets at NAV				486,090
Total plan assets				$493,167

	Fair Value Measurement Using:
December 31, 2022	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$5,916	$—	$—	$5,916
Plan assets at NAV:
Leveraged inflation-linked gilt funds				206,555
Corporate bonds				63,953
Corporate stock				55,379
Secured income asset funds				128,124
Total plan assets at NAV				454,011
Total plan assets				$459,927

(20) LEASES

The Company has operating leases for plant locations, corporate offices, sales offices, and certain equipment. Outstanding leases as of December 30, 2023 have remaining lease terms of one year to twenty-three years, some of which include options to extend leases for up to ten years. The Company does not have any financing leases. The Company elected to not separate lease and non-lease components for all classes of underlying assets.

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Other non-current assets”, “Other accrued expenses”, and “Operating lease liabilities” in the Consolidated Balance Sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company used its collateralized incremental borrowing rate in determining the present value of future lease payments. The operating lease ROU assets are adjusted for any lease payments made, lease incentives, and impairments. The lease terms for some of the Company’s facility leases include options to extend the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Lease cost and other information related to the Company’s operating leases as of and for the fiscal year ended December 30, 2023 and December 31, 2022 were as follows:

	December 30,	December 31,
	2023	2022
Operating lease cost	$33,714	$31,062

Operating cash outflows from operating leases	$34,967	$33,150
ROU assets obtained in exchange for lease obligations	$25,688	$27,480
Weighted average remaining lease term	16 years	17 years
Weighted average discount rate	4.4%	4.2%

Operating lease cost includes approximately $1,900 for short-term lease costs and approximately $4,800 for variable lease payments in fiscal 2023.

Supplemental balance sheet information related to operating leases as of December 30, 2023 and December 31, 2022 was as follows:

		December 30,	December 31,
	Classification	2023	2022
Operating lease assets	Other non-current assets	$171,616	$162,930

Operating lease short-term liabilities	Other accrued expenses	19,553	16,857
Operating lease long-term liabilities	Operating lease liabilities	162,743	155,469
Total lease liabilities		$182,296	$172,326

Minimum lease payments under operating leases expiring subsequent to December 30, 2023 are as follows:

Fiscal year ending:
2024	$27,924
2025	26,507
2026	22,613
2027	17,288
2028	15,384
Subsequent	140,573
Total minimum lease payments	250,289
Less: Interest	67,993
Present value of minimum lease payments	$182,296

(21) BUSINESS SEGMENTS

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for segment operational performance and the allocation of capital within the segment. Net corporate expense is net of certain service‑related expenses that are allocated to business units generally based on employee headcounts and sales dollars.

Reportable segments are as follows:

INFRASTRUCTURE: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting, transportation, and telecommunications, along with coatings services to protect metal products.

AGRICULTURE: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In addition to these two reportable segments, the Company had a business and related activities in fiscal 2022 that were not more than 10% of consolidated sales, operating income, or assets. This business, the offshore wind energy structures business, was reported in the “Other” segment until its divestiture in the fourth quarter of fiscal 2022.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its reportable segments based on operating income and return on invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expense, non-operating income and deductions, or income taxes.

Summary by Business

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
SALES:
Infrastructure	$3,010,067	$2,928,419	$2,372,100
Agriculture	1,182,223	1,346,672	1,028,717
Other	—	100,219	123,001
Total sales	4,192,290	4,375,310	3,523,818
INTERSEGMENT SALES:
Infrastructure	(10,430)	(18,673)	(10,576)
Agriculture	(7,262)	(11,387)	(11,667)
Total intersegment sales	(17,692)	(30,060)	(22,243)
NET SALES:
Infrastructure	2,999,637	2,909,746	2,361,524
Agriculture	1,174,961	1,335,285	1,017,050
Other	—	100,219	123,001
Total net sales	$4,174,598	$4,345,250	$3,501,575

OPERATING INCOME (LOSS):
Infrastructure	396,253	354,499	273,598
Agriculture	16,850	179,263	137,027
Other	—	2,259	(40,192)
Corporate	(121,546)	(102,772)	(83,648)
Total operating income	$291,557	$433,249	$286,785

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Fiscal year ended December 30, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,318,801	$587,056	$(16,282)	$2,889,575
International	691,266	595,167	(1,410)	1,285,023
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

Product line:
Transmission, Distribution, and Substation	$1,243,768	$—	$—	$1,243,768
Lighting and Transportation	964,072	—	—	964,072
Coatings	354,330	—	(9,020)	345,310
Telecommunications	252,165	—	—	252,165
Solar	195,732	—	(1,410)	194,322
Irrigation Equipment and Parts	—	1,069,425	(7,262)	1,062,163
Technology Products and Services	—	112,798	—	112,798
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

	Fiscal year ended December 31, 2022
	Infrastructure	Agriculture	Other	Intersegment	Consolidated
Geographical market:
North America	$2,234,339	$766,929	$—	$(26,248)	$2,975,020
International	694,080	579,743	100,219	(3,812)	1,370,230
Total sales	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

Product line:
Transmission, Distribution, and Substation	$1,184,660	$—	$—	$—	$1,184,660
Lighting and Transportation	940,462	—	—	—	940,462
Coatings	356,707	—	—	(15,327)	341,380
Telecommunications	320,342	—	—	—	320,342
Solar	126,248	—	—	(3,346)	122,902
Irrigation Equipment and Parts	—	1,231,587	—	(11,387)	1,220,200
Technology Products and Services	—	115,085	—	—	115,085
Other	—	—	100,219	—	100,219
Total sales	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

	Fiscal year ended December 25, 2021
	Infrastructure	Agriculture	Other	Intersegment	Consolidated
Geographical market:
North America	$1,724,531	$545,574	$—	$(22,243)	$2,247,862
International	647,569	483,143	123,001	—	1,253,713
Total sales	$2,372,100	$1,028,717	$123,001	$(22,243)	$3,501,575

Product line:
Transmission, Distribution, and Substation	$935,099	$—	$—	$—	$935,099
Lighting and Transportation	825,923	—	—	—	825,923
Coatings	309,647	—	—	(10,575)	299,072
Telecommunications	238,527	—	—	—	238,527
Solar	62,904	—	—	—	62,904
Irrigation Equipment and Parts	—	930,858	—	(11,668)	919,190
Technology Products and Services	—	97,859	—	—	97,859
Other	—	—	123,001	—	123,001
Total sales	$2,372,100	$1,028,717	$123,001	$(22,243)	$3,501,575

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
EARNINGS BEFORE INCOME TAXES AND EQUITY IN LOSS OF NONCONSOLIDATED SUBSIDIARIES:
Infrastructure	$396,253	$354,499	$273,598
Agriculture	16,850	179,263	137,027
Other	—	2,259	(40,192)
Corporate	(121,546)	(102,772)	(83,648)
Total operating income	291,557	433,249	286,785
Interest expense, net	(50,578)	(45,519)	(41,420)
Other income (expenses)	(4,527)	(23,842)	14,718
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$236,452	$363,888	$260,083

	December 30,	December 31,	December 25,
	2023	2022	2021
ASSETS:
Infrastructure	$2,249,132	$2,267,800	$2,102,851
Agriculture	978,590	1,112,588	1,027,272
Other	—	—	67,592
Corporate	249,726	176,608	249,534
Total assets	$3,477,448	$3,556,996	$3,447,249

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
CAPITAL EXPENDITURES:
Infrastructure	$68,295	$53,228	$72,129
Agriculture	10,890	32,886	17,509
Other	—	—	345
Corporate	17,586	7,174	17,807
Total capital expenditures	$96,771	$93,288	$107,790

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
DEPRECIATION AND AMORTIZATION:
Infrastructure	$64,654	$62,398	$59,748
Agriculture	23,409	23,681	17,813
Other	—	1,393	5,988
Corporate	10,645	9,695	9,028
Total depreciation and amortization expense	$98,708	$97,167	$92,577

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Summary by Geographical Area by Location of Valmont Facilities

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2023	2022	2021
NET SALES:
United States	$2,860,951	$2,965,673	$2,260,198
Australia	313,075	292,072	297,720
Brazil	311,367	354,497	200,402
Denmark	—	100,219	123,001
Other	689,205	632,789	620,254
Total net sales	$4,174,598	$4,345,250	$3,501,575

	December 30,	December 31,	December 25,
	2023	2022	2021
LONG-LIVED ASSETS:
United States	$1,116,962	$1,246,956	$1,172,552
Australia	103,847	82,290	173,240
Brazil	60,937	42,259	28,583
Denmark	—	—	21,232
Other	408,073	404,906	338,879
Total long-lived assets	$1,689,819	$1,776,411	$1,734,486

No single customer accounted for more than 10% of net sales in fiscal 2023, 2022, or 2021. Net sales by geographical area are based on the location of the facility producing the sales and do not include sales to other operating units of the Company. Brazil and Australia each accounted for approximately 7% of the Company’s net sales in fiscal 2023; no other foreign country accounted for more than 4% of the Company’s net sales.

Operating income by business segment is based on net sales less identifiable operating expenses and allocations and includes profits recorded on sales to other operating units of the Company. Long-lived assets consist of property, plant, and equipment, net of depreciation; goodwill; other intangible assets, net of amortization; and other non-current assets. Long-lived assets by geographical area are based on the location of facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported within the periods specified in the Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. The Company’s management used criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, to perform this evaluation. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 28, 2024

ITEM 9B. OTHER INFORMATION

Shareholder Return Performance Graphs

The graphs below compare the annual change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P MidCap 400 Index and the S&P 400 Industrial Machinery & Supplies & Components Index for the five and ten-year periods ended December 30, 2023. The Company was added to these indexes in 2009 by S&P Global Ratings. The graphs assume that the beginning value of the investment in Valmont Industries, Inc. common stock and each index was $100 and that all dividends were reinvested.

FIVE YEAR COMPARISON
$350
$300
$250
$200
$150
$100
$50
$0
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Dec 23
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

TEN YEAR COMPARISON
$350
$300
$250
$200
$150
$100
$50
$0
Dec 13
Dec 14
Dec 15
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Dec 23
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information relating to the executive officers of the Company set forth in Part I of this Form 10-K, the information called for by Items 10, 11, and 13 is incorporated by reference to the sections entitled “Certain Shareholders”, “Corporate Governance”, “Board of Directors and Election of Directors”, “Board Committees”, “Compensation Discussion and Analysis”, “Compensation Risk Assessment”, “Human Resources Committee Report”, “Pay Ratio Information”, “Summary Compensation Table”, “Grants of Plan-Based Awards for Fiscal 2023”, “Outstanding Equity Awards at Fiscal Year-End”, “Options Exercised and Stock Vested in Fiscal 2023”, “Nonqualified Deferred Compensation”, “Director Compensation”, and “Potential Payments Upon Termination or Change-in-Control” in the Company’s Proxy Statement.

The Company has adopted a Code of Ethics for Senior Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and Controller and has posted the code on its website at www.valmont.com through the “Investor Relations” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics for Senior Officers applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Controller by posting that information on the Company’s website at www.valmont.com through the “Investor Relations” link.

ITEM 11. EXECUTIVE COMPENSATION

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections titled “Certain Shareholders” and “Equity Compensation” in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section titled “Ratification of Appointment of Independent Auditors” in the Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Schedules

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

Exhibit 4.1*	—

Second Amended and Restated Credit Agreement, dated as of October 18, 2021, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto together with the First Amendment dated as of May 16, 2022 and the Second Amendment dated as of February 17, 2023.

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

Exhibit 19.1*	—	Valmont’s Insider Trading Policy.

Exhibit 21*	—	Subsidiaries of the Company.

Exhibit 22.1	—

List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the quarter ended September 25, 2021 and is incorporated herein by reference.

Exhibit 23*	—	Consent of Deloitte & Touche LLP.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1*	—	Section 302 Certification of Chief Executive Officer.

Exhibit 31.2*	—	Section 302 Certification of Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 97.1*	—	Valmont’s Policy for the Recovery of Erroneously Awarded Compensation.

Exhibit 101	—

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit 104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of such long-term debt agreements to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.12.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2024.

Valmont Industries, Inc.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AVNER M. APPLBAUM	Director, President and Chief Executive Officer (Principal Executive Officer)	2/28/2024
Avner M. Applbaum

/s/ TIMOTHY P. FRANCIS	Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	2/28/2024
Timothy P. Francis

Mogens C. Bay*	James B. Milliken*
K.R. den Daas*	Daniel P. Neary*
Ritu C. Favre*	Catherine J. Paglia*
Theo W. Freye*	Joan Robinson-Berry*
Richard A. Lanoha*

*

Avner M. Applbaum, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this the 28th day of February, 2024. A Power of Attorney authorizing Avner M. Applbaum to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum Attorney-in-Fact