Form 10-Q
period 2024-03-30
VALMONT INDUSTRIES INC
filed 2024-05-08
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 3, 2024, there were 20,191,600 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 30, 2024 and April 1, 2023	3
	Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended March 30, 2024 and April 1, 2023	4
	Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 30, 2024 and April 1, 2023	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen weeks ended March 30, 2024 and April 1, 2023	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		33

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Product sales	$874,678	$958,008
Service sales	103,150	104,473
Net sales	977,828	1,062,481
Product cost of sales	605,215	681,790
Service cost of sales	66,397	72,106
Total cost of sales	671,612	753,896
Gross profit	306,216	308,585
Selling, general, and administrative expenses	174,663	190,119
Operating income	131,553	118,466
Other income (expenses):
Interest expense	(16,221)	(13,105)
Interest income	1,779	830
Gain on deferred compensation investments	1,431	1,194
Other	(105)	(2,376)
Total other income (expenses)	(13,116)	(13,457)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	118,437	105,009
Income tax expense:
Current	19,644	24,356
Deferred	10,344	7,487
Total income tax expense	29,988	31,843
Earnings before equity in loss of nonconsolidated subsidiaries	88,449	73,166
Equity in loss of nonconsolidated subsidiaries	(20)	(821)
Net earnings	88,429	72,345
Loss (earnings) attributable to redeemable noncontrolling interests	(607)	2,195
Net earnings attributable to Valmont Industries, Inc.	$87,822	$74,540
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.35	$3.50
Diluted	$4.32	$3.47

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Net earnings	$88,429	$72,345
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(21,418)	8,189
Hedging activities:
Unrealized loss on commodity hedges	(561)	(1,476)
Realized loss (gain) on commodity hedges recorded in earnings	(717)	2,872
Unrealized gain (loss) on cross currency swaps	195	(591)
Amortization cost included in interest expense	(12)	(16)
Total hedging activities	(1,095)	789
Net gain on defined benefit pension plan	381	91
Total other comprehensive income (loss), net of tax	(22,132)	9,069
Comprehensive income	66,297	81,414
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(450)	1,902
Comprehensive income attributable to Valmont Industries, Inc.	$65,847	$83,316

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	March 30,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$169,195	$203,041
Receivables, net	659,036	657,960
Inventories	668,743	658,428
Contract assets	191,483	175,721
Prepaid expenses and other current assets	91,114	92,479
Total current assets	1,779,571	1,787,629
Property, plant, and equipment, at cost	1,517,281	1,513,239
Less accumulated depreciation	(908,878)	(895,845)
Property, plant, and equipment, net	608,403	617,394
Goodwill	629,888	632,964
Other intangible assets, net	145,839	150,687
Defined pension benefit asset	33,433	15,404
Other non-current assets	268,247	273,370
Total assets	$3,465,381	$3,477,448

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$620	$719
Notes payable to banks	2,029	3,205
Accounts payable	327,414	358,311
Accrued employee compensation and benefits	89,100	130,861
Contract liabilities	84,041	70,978
Other accrued expenses	149,222	146,903
Income taxes payable	10,295	—
Dividends payable	12,113	12,125
Total current liabilities	674,834	723,102
Deferred income taxes	26,508	21,205
Long-term debt, excluding current installments	1,107,644	1,107,885
Operating lease liabilities	157,279	162,743
Deferred compensation	33,148	32,623
Other non-current liabilities	11,697	12,818
Total liabilities	2,011,110	2,060,376
Redeemable noncontrolling interests	44,980	62,792
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000	27,900	27,900
Additional paid-in capital	5,668	—
Retained earnings	2,719,315	2,643,606
Accumulated other comprehensive loss	(295,211)	(273,236)
Treasury stock	(1,048,381)	(1,043,990)
Total shareholders’ equity	1,409,291	1,354,280
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,465,381	$3,477,448

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net earnings	$88,429	$72,345
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	23,536	24,558
Contribution to defined benefit pension plan	(16,714)	(15,259)
Stock-based compensation	7,183	8,689
Net periodic pension cost	158	61
Loss on sale of property, plant, and equipment	31	51
Equity in loss of nonconsolidated subsidiaries	20	821
Deferred income taxes	10,344	7,487
Changes in assets and liabilities:
Receivables	(8,699)	(42,175)
Inventories	(16,972)	9,052
Contract assets	(15,836)	14,695
Prepaid expenses and other assets (current and non-current)	(3,595)	(25,153)
Accounts payable	(27,561)	4,127
Contract liabilities	13,773	(22,559)
Accrued expenses	(38,465)	(36,551)
Income taxes payable / refundable	8,431	15,358
Other non-current liabilities	(731)	5,652
Net cash flows from operating activities	23,332	21,199
Cash flows from investing activities:
Purchase of property, plant, and equipment	(15,010)	(22,361)
Proceeds from sale of assets	140	1,021
Other, net	(3,769)	(449)
Net cash flows from investing activities	(18,639)	(21,789)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,015	11,090
Payments on short-term borrowings	(5,151)	(5,788)
Proceeds from long-term borrowings	10	125,000
Principal payments on long-term borrowings	(175)	(10,796)
Proceeds from settlement of financial derivatives	2,711	—
Dividends paid	(12,126)	(11,742)
Dividends to redeemable noncontrolling interests	(664)	(654)
Purchase of redeemable noncontrolling interests	(17,745)	—
Purchase of treasury shares	—	(111,115)
Proceeds from exercises under stock plans	1,959	5,018
Tax withholdings on exercises under stock plans	(7,668)	(14,022)
Net cash flows from financing activities	(34,834)	(13,009)
Effect of exchange rate changes on cash and cash equivalents	(3,705)	1,141
Net change in cash and cash equivalents	(33,846)	(12,458)
Cash and cash equivalents—beginning of period	203,041	185,406
Cash and cash equivalents—end of period	$169,195	$172,948

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchase of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Purchase of treasury shares; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	income (loss)	stock	equity	interests
Balance as of December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$1,580,847	$60,865
Net earnings (loss)	—	—	74,540	—	—	74,540	(2,195)
Other comprehensive income	—	—	—	8,776	—	8,776	293
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	(12,634)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Purchase of treasury shares; 356,887 shares acquired	—	—	—	—	(111,115)	(111,115)	—
Stock option and incentive plans	—	—	(19,317)	—	19,002	(315)	—
Balance as of April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$1,540,099	$58,301

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023 and the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen weeks ended March 30, 2024 and April 1, 2023 have been prepared by Valmont Industries, Inc. (the “Company”) without audit. In the opinion of the Company’s management, all necessary adjustments, which include normal and recurring adjustments, have been made to present fairly the financial statements as of March 30, 2024 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of operations for the period ended March 30, 2024 are not necessarily indicative of the operating results for the full fiscal year.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. Finished and manufactured goods inventories include the costs of acquired raw materials and the related factory labor and overhead charges required to convert raw materials to finished and manufactured goods.

Inventories as of March 30, 2024 and December 30, 2023 consisted of the following:

	March 30,	December 30,
	2024	2023
Raw materials and purchased parts	$236,434	$217,134
Work in process	41,214	37,826
Finished and manufactured goods	391,095	403,468
Total inventories	$668,743	$658,428

Geographical Markets

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen weeks ended March 30, 2024 and April 1, 2023 were as follows:

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
United States	$86,212	$31,858
Foreign	32,225	73,151
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$118,437	$105,009

Pension Costs

The Company incurs costs in connection with the Delta Pension Plan (“DPP”). The DPP was acquired as part of the Delta PLC acquisition in fiscal 2010 and has no members who are active employees. In order to measure the cost and the related benefit obligation, various assumptions are made including the discount rates used to value the obligation, the expected return on plan assets used to fund the costs, and the estimated future inflation rates. These assumptions are based on historical experience as well as current facts and circumstances. An actuarial analysis is used to measure the cost and liability associated with pension benefits.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The components of the net periodic pension cost for the thirteen weeks ended March 30, 2024 and April 1, 2023 were as follows:

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Interest cost	$5,242	$5,256
Expected return on plan assets	(5,592)	(5,317)
Amortization of prior service costs	127	122
Amortization of net actuarial loss	381	—
Net periodic pension cost	$158	$61

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of March 30, 2024, 1,451,535 shares of common stock remained available for issuance under the plans.

Stock options granted under the plans call for the exercise price of each option to equal the closing market price as of the date of the grant. Options vest beginning on the first anniversary of the grant date in equal amounts over three years or on the grant’s fifth-anniversary date. The expiration of grants is seven to ten years from the date of the award. Restricted stock units and awards generally vest in equal installments over three or four years beginning on the first anniversary of the grant.

The Company’s stock-based compensation (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated income tax benefits related to stock options and restricted stock awards for the thirteen weeks ended March 30, 2024 and April 1, 2023 were as follows:

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Stock-based compensation	$7,183	$8,689
Income tax benefits	1,796	2,172

Fair Value

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 apply to other accounting pronouncements that require or permit fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Deferred Compensation Investments: The Company’s deferred compensation investments include mutual funds invested in debt and equity securities held in the Valmont Deferred Compensation Plan. Quoted market prices are available for these securities in an active market. The investments are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments: The fair values of foreign currency, commodity, and cross currency swap derivative contracts are based on valuation models that use market observable inputs including forward and spot prices for commodities and currencies.

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	March 30, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,382	$27,382	$—	$—
Derivative financial instruments, net	(1,507)	—	(1,507)	—
Cash and cash equivalents—mutual funds	508	508	—	—

	Carrying Value	Fair Value Measurement Using:
	December 30, 2023	Level 1	Level 2	Level 3
Deferred compensation investments	$26,803	$26,803	$—	$—
Derivative financial instruments, net	2,860	—	2,860	—
Cash and cash equivalents—mutual funds	6,258	6,258	—	—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, which are measured at fair value on a non-recurring basis using Level 3 inputs. See Note 5 for further information.

Leases

The Company’s operating lease right-of-use assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Condensed Consolidated Balance Sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings, foreign currency translation adjustments, certain derivative-related activity, and changes in prior service costs and net actuarial losses from the pension plan. Results of operations for

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of March 30, 2024 and December 30, 2023:

	March 30,	December 30,
	2024	2023
Foreign currency translation adjustments	$(257,951)	$(236,690)
Hedging activities	19,894	20,989
Defined benefit pension plan	(57,154)	(57,535)
Accumulated other comprehensive loss	$(295,211)	$(273,236)

Revenue Recognition

The Company determines the appropriate revenue recognition model for contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early-pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as “Product sales” when the performance obligation is related to the manufacturing and sale of goods. Contract revenues are classified as “Service sales” when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings product line and Technology Products and Services product line.

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

Shipping and handling costs associated with sales are recorded within cost of sales. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured when the revenue from the associated customer contract is being recognized over time. With the exception of the Transmission, Distribution, and Substation ("TD&S"), Solar, and Telecommunications product lines, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected not to disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within one year of transfer of control of goods or services.

Most of the Company’s customers are invoiced upon shipment or delivery of the goods to the customer’s specified location. As revenue is recognized over time, contract assets are recorded, and such contract assets are relieved when the customer is invoiced. As of March 30, 2024 and December 30, 2023, the Company’s contract assets totaled $191,483 and $175,721, respectively.

Certain customers are also invoiced by advanced billings or progress billings. When progress on performance obligations is less than the amount the customer has been billed, a contract liability is recognized. As of March 30, 2024 and December 30, 2023, total contract liabilities were $84,041 and $70,978, respectively, and were recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company recognized $34,279 and $58,939 of revenue that was included in the total contract liability as of December 30, 2023 and December 31, 2022, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

●	As of March 30, 2024, the Company had no material remaining performance obligations on contracts with an expected duration of one year or more.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete structures within the TD&S and Telecommunications product lines are engineered to customer specifications resulting in limited ability to sell the structures to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced either by contractual termination clauses or by rights to payment for work performed to date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferred over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment. For the structures manufactured within the TD&S and Telecommunications product lines, the Company generally recognizes revenue on an inputs basis, using total production hours incurred to date for each order as a percentage of total hours estimated to complete the order. The completion percentage is applied to the order’s total revenue and total estimated costs to determine reported revenue, cost of sales, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the Solar product line is recognized upon shipment or delivery of goods to the customer depending on contract terms, or by using an inputs method, based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. External sales agents are used in certain TD&S product line sales and the Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

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

The disaggregation of revenue by product line is disclosed in Note 9.

Supplier Finance Program

During fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program that allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Net cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023 were $37,227 and $41,916 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding as of December 30, 2023	$41,916
Invoices confirmed during the period	55,255
Confirmed invoices paid during the period	(59,944)
Confirmed obligations outstanding as of March 30, 2024	$37,227

Redeemable Noncontrolling Interests

Subsequent to the issuance of the Company’s Consolidated Financial Statements as of and for the period ended April 1, 2023, the Company identified an error in the presentation of “Noncontrolling interests in consolidated subsidiaries” of $60,865 as of December 31, 2022 and $58,301 as of April 1, 2023 that has been corrected in the current period. Such amounts were previously reported within “Total shareholders’ equity” and have been revised in the April 1, 2023 Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests to be presented as “Redeemable noncontrolling interests” outside of “Total shareholders’ equity”. The Company has evaluated the materiality of this error based on an analysis of quantitative and qualitative factors and concluded it was not material to the prior period financial statements, individually or in aggregate.

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

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Condensed Consolidated Balance Sheets initially at its acquisition-date fair value. The Company adjusts the redeemable noncontrolling interests each reporting period for the net income (loss) attributable to the noncontrolling interests and any redemption value adjustments. The redeemable noncontrolling interest is accreted to the future redemption value using the effective interest method up to the date on which the put right becomes effective. Any accretion adjustment in the current reporting period of the redeemable noncontrolling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share in the reporting period.

As of March 30, 2024 and December 30, 2023, the redeemable noncontrolling interests were $44,980 and $62,792, respectively. The ultimate amount paid for the redeemable noncontrolling interests could be significantly different because the redemption amounts depend on the future results of the operations of the businesses.

Treasury Stock

Repurchased shares are recorded as “Treasury stock” and result in a reduction of “Shareholders’ equity” in the Condensed Consolidated Balance Sheets. When treasury shares are re-issued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to “Additional paid-in capital”.

In May 2014, the Company announced a capital allocation philosophy that covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Directors increased the amount remaining under the program by an additional $400,000, with no stated expiration date, bringing the total authorization to $1,400,000. As of March 30, 2024, the Company has acquired 7,991,948 shares for $1,263,892 under this share repurchase program.

In November 2023, the Company entered into an accelerated purchase agreement to repurchase $120,000 of the Company’s outstanding common stock (“November 2023 ASR”) with CitiBank, N.A. as counterparty. The November 2023 ASR was entered into under the Company’s previously announced share repurchase program described above. The Company pre-paid $120,000 in the fourth quarter of fiscal 2023 and received an initial delivery of 438,917 shares of common stock. The agreement was settled with the delivery of an additional 96,224 shares of common stock in the first quarter of fiscal 2024. The total number of shares ultimately delivered under the November 2023 ASR, and therefore the average purchase price paid per share of $224.24, was determined based on the volume-weighted average market price of the Company’s common stock during the term of the agreement, less a discount.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves the disclosures about reportable segments including more detailed information about a reportable segment’s expenses. This guidance will be effective for the fiscal year ending December 28, 2024 and the interim periods thereafter, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are primarily disclosure related. The Company has elected not to early adopt.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This guidance will be effective on a prospective basis for the fiscal year ending December 27, 2025, with early adoption permitted. The guidance will have no effect on the Company’s results of operations as the changes are primarily disclosure related. The Company has elected not to early adopt.

(2) ACQUISITIONS

Acquisition of Business

On August 31, 2023, the Company acquired HR Products for $58,044 Australian dollars ($37,302 United States (“U.S.”) dollars) in cash (net of cash acquired) and subject to working capital adjustments. Of this amount, $7,200 Australian dollars ($4,626 U.S. dollars) was withheld by the Company at closing as a retention fund, to be settled in two equal payments at 12 and 24 months from the acquisition date for contingencies and disagreements. HR Products provides a broad range of irrigation products to serve the agriculture and landscaping industries and its operations are reported in the Agriculture segment. The acquisition strengthens the Company’s value proposition to customers in the key agriculture market of Australia by expanding its geographic footprint and accelerating its aftermarket parts presence. The customer relationships will be amortized over 13 years. The amount allocated to goodwill is attributable to anticipated synergies and other intangibles that do not qualify for separate recognition and is not deductible for tax purposes. The Company is currently completing its fair value assessment and expects to finalize the purchase price allocation by the third quarter of fiscal 2024.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,153
Property, plant, and equipment	1,397
Goodwill	9,912
Customer relationships	11,503
Other non-current assets	3,997
Total fair value of assets acquired	50,962
Current liabilities	4,183
Operating lease liabilities	2,792
Deferred income taxes	3,450
Total fair value of liabilities assumed	10,425
Net assets acquired	$40,537

Proforma disclosures were omitted for this acquisition as it does not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisition were insignificant for all periods presented.

Acquisitions of Redeemable Noncontrolling Interests

In the first quarter of fiscal 2024, the Company acquired approximately 9% of ConcealFab for $7,227 and acquired the remaining portion of Valmont Substations, LLC for $10,518. These transactions were for the acquisitions of portions of the remaining shares of consolidated subsidiaries with no changes in control.

(3) DIVESTITURES

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, reported in the Agriculture segment, for net proceeds of $6,369. In the second quarter of fiscal 2023, a pre-tax gain of $2,994 was reported in “Other income (expenses)” in the Condensed Consolidated Statements of Earnings.

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

During the fiscal year ended December 30, 2023, the Company recorded the following cumulative pre-tax expenses for the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$17,260	$9,101	$8,849	$35,210

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Changes in liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 30,	Realignment	Otherwise	March 30,
	2023	Expense	Settled	2024
Severance and other employee benefit costs	$12,514	$—	$(9,835)	$2,679

(5) GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by segment as of March 30, 2024 and December 30, 2023 was as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 30, 2023	$478,663	$323,683	$802,346
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 30, 2023	429,281	203,683	632,964
Acquisition measurement period adjustment	—	735	735
Foreign currency translation	(2,588)	(1,223)	(3,811)
Balance as of March 30, 2024	$426,693	$203,195	$629,888

	Infrastructure	Agriculture	Total
Gross balance as of March 30, 2024	$476,075	$323,195	$799,270
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of March 30, 2024	$426,693	$203,195	$629,888

Intangible Assets

The components of intangible assets as of March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$232,253	$160,181	$233,852	$157,873
Patents & proprietary technology	59,243	45,710	59,311	45,416
Trade names	2,870	1,160	2,870	1,056
Other	4,732	4,520	4,787	4,538
Non-amortizing intangible assets:
Trade names	58,312	—	58,750	—
	$357,410	$211,571	$359,570	$208,883

Amortizing intangible assets carry a remaining weighted-average life of approximately four years. Amortization expenses were $3,715 and $5,190 for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. Based on amortizing intangible assets recognized in the Condensed Consolidated Balance Sheets as of March 30, 2024, amortization expense is estimated to average $10,169 for each of the next five fiscal years.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the thirteen weeks ended March 30, 2024 and April 1, 2023 were as follows:

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Interest	$6,239	$3,331
Income taxes	9,575	7,838

(7) EARNINGS PER SHARE

The following table provides a reconciliation between the earnings and average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
Net earnings attributable to Valmont Industries, Inc.	$87,822	$74,540
Weighted average shares outstanding (000s):
Basic	20,188	21,269
Dilutive effect of various stock awards	133	243
Diluted	20,321	21,512
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.35	$3.50
Dilutive effect of various stock awards	(0.03)	(0.03)
Diluted	$4.32	$3.47

As of March 30, 2024 and April 1, 2023, there were 73,003 and 40,564 outstanding stock options with exercise prices exceeding the average market price of common stock during the applicable period that were excluded from the computation of diluted earnings per share, respectively.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The fair value of derivative instruments as of March 30, 2024 and December 30, 2023 was as follows:

	Condensed Consolidated	March 30,	December 30,
Derivatives designated as hedging instruments:	Balance Sheets location	2024	2023
Commodity contracts	Prepaid expenses and other current assets	$432	$2,520
Commodity contracts	Other accrued expenses	(1,123)	(1,586)
Cross currency swap contracts	Prepaid expenses and other current assets	129	1,938
Cross currency swap contracts	Other accrued expenses	(945)	(12)
		$(1,507)	$2,860

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 30, 2024 and April 1, 2023 were as follows:

		Thirteen weeks ended
	Condensed Consolidated	March 30,	April 1,
Derivatives designated as hedging instruments:	Statements of Earnings location	2024	2023
Commodity contracts	Product cost of sales	$956	$(3,985)
Foreign currency forward contracts	Other income (expenses)	—	97
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross currency swap contracts	Interest expense	380	446
		$1,320	$(3,458)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period consumed. Notional amounts, purchase quantities, and maturity dates of these contracts as of March 30, 2024 were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot rolled steel coil	$10,183	12,000 short tons	April 2024 to August 2024
Natural gas	3,196	738,475 MMBtu	April 2024 to March 2026
Diesel fuel	453	1,890,000 gallons	April 2024 to December 2024

Net Investment Hedges

In order to mitigate foreign currency risk on the Company’s Euro investments and to reduce interest expense, the Company enters into fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 for foreign-currency‑denominated payments. Interest is exchanged twice per year on April 1 and October 1.

The Company designated the initial full notional amounts as hedges of the net investment in certain European subsidiaries under the spot method, with all changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) recorded as cumulative foreign currency translation within AOCI. Net interest receipts will be recorded as a reduction of interest expense over the life of the CCS.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Key terms of the CCS net investment hedges as of March 30, 2024 were as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2029	3.461%	€74,509

In the first quarter of fiscal 2024, a Euro net investment hedge entered into in fiscal 2019 was early settled and the Company received proceeds of $2,711, which will remain in AOCI until either the sale or substantially complete liquidation of the related subsidiaries.

(9) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

The Company has two reportable segments based on its management structure. Each segment is global in nature with a manager responsible for operational performance and the allocation of capital. Corporate expense is net of certain service-related expenses that are allocated to business units generally based on employee headcounts and sales dollars.

Reportable segments are as follows:

Infrastructure: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting and transportation, and telecommunications, along with coatings services to protect metal products.

Agriculture: This segment consists of the manufacture of center pivot components and linear irrigation equipment for agricultural markets, including parts and tubular products, and advanced technology solutions for precision agriculture.

The Company evaluates the performance of its reportable segments based on operating income and return on invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expenses, non-operating income and deductions, and income taxes.

Summary by Business Segment

	Thirteen weeks ended
	March 30,	April 1,
	2024	2023
SALES:
Infrastructure	$723,614	$736,106
Agriculture	258,735	332,163
Total sales	982,349	1,068,269
INTERSEGMENT SALES:
Infrastructure	(2,881)	(3,966)
Agriculture	(1,640)	(1,822)
Total intersegment sales	(4,521)	(5,788)
NET SALES:
Infrastructure	720,733	732,140
Agriculture	257,095	330,341
Total net sales	$977,828	$1,062,481

OPERATING INCOME (LOSS):
Infrastructure	$117,864	$94,352
Agriculture	40,973	53,323
Corporate	(27,284)	(29,209)
Total operating income	$131,553	$118,466

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended March 30, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$568,572	$159,915	$(4,466)	$724,021
International	155,042	98,820	(55)	253,807
Total sales	$723,614	$258,735	$(4,521)	$977,828

Product line:
Transmission, Distribution, and Substation	$325,256	$—	$—	$325,256
Lighting and Transportation	222,096	—	—	222,096
Coatings	87,090	—	(2,826)	84,264
Telecommunications	53,961	—	—	53,961
Solar	35,211	—	(55)	35,156
Irrigation Equipment and Parts	—	233,120	(1,640)	231,480
Technology Products and Services	—	25,615	—	25,615
Total sales	$723,614	$258,735	$(4,521)	$977,828

	Thirteen weeks ended April 1, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$584,083	$182,869	$(5,374)	$761,578
International	152,023	149,294	(414)	300,903
Total sales	$736,106	$332,163	$(5,788)	$1,062,481

Product line:
Transmission, Distribution, and Substation	$314,820	$—	$—	$314,820
Lighting and Transportation	229,136	—	—	229,136
Coatings	90,114	—	(3,552)	86,562
Telecommunications	68,137	—	—	68,137
Solar	33,899	—	(414)	33,485
Irrigation Equipment and Parts	—	299,181	(1,822)	297,359
Technology Products and Services	—	32,982	—	32,982
Total sales	$736,106	$332,163	$(5,788)	$1,062,481

A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen weeks ended March 30, 2024 and April 1, 2023 was as follows:

	Thirteen weeks ended March 30, 2024
	Point in Time	Over Time	Total
Infrastructure	$389,935	$330,798	$720,733
Agriculture	250,760	6,335	257,095
Total net sales	$640,695	$337,133	$977,828

	Thirteen weeks ended April 1, 2023
	Point in Time	Over Time	Total
Infrastructure	$411,217	$320,923	$732,140
Agriculture	324,206	6,135	330,341
Total net sales	$735,423	$327,058	$1,062,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valmont Industries, Inc. (the “Company”, “Valmont”, “we”, “us”, or “our”), headquartered in Omaha, Nebraska, is a global leader that provides vital infrastructure and advances agricultural productivity while driving innovation through technology.

Forward-Looking Statements

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

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Segment net sales in the table below and elsewhere are presented net of intersegment sales. See Note 9 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

Executive Overview

Results of Operations

	Thirteen weeks ended
	March 30,	April 1,	Percent
Dollars in millions, except per share amounts	2024	2023	Change
Consolidated
Net sales	$977.8	$1,062.5	(8.0)%
Gross profit	306.3	308.6	(0.8)%
as a percent of net sales	31.3%	29.0%
Selling, general, and administrative expenses	174.7	190.1	(8.1)%
as a percent of net sales	17.9%	17.9%
Operating income	131.6	118.5	11.0%
as a percent of net sales	13.5%	11.1%
Net interest expense	14.4	12.3	17.7%
Effective tax rate	25.3%	30.3%
Net earnings attributable to Valmont Industries, Inc.	87.8	74.5	17.8%
Diluted earnings per share	$4.32	$3.47	24.5%
Infrastructure
Net sales	$720.7	$732.2	(1.6)%
Gross profit	217.7	200.5	8.6%
Selling, general, and administrative expenses	99.8	106.1	(6.0)%
Operating income	117.9	94.4	24.9%
Agriculture
Net sales	$257.1	$330.3	(22.2)%
Gross profit	88.6	108.1	(18.1)%
Selling, general, and administrative expenses	47.6	54.8	(13.1)%
Operating income	41.0	53.3	(23.2)%
Corporate
Selling, general, and administrative expenses	$27.3	$29.2	(6.6)%
Operating loss	(27.3)	(29.2)	(6.6)%

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, with lower sales in both the Agriculture and Infrastructure segments.

Steel prices for both hot rolled coil and plate have remained volatile over the past two fiscal years, especially in North America. Certain Transmission, Distribution, and Substation (“TD&S”) product line customers’ sales contracts include a contractual pricing mechanism, which adjusts to the changes in the cost of steel. Deflation in the cost of steel and its impact on average selling prices was more than offset by a favorable product mix and an increase in volume resulting in TD&S net sales increasing 3.3% during the first quarter of fiscal 2024, as compared to the same period of fiscal 2023. Strategic pricing initiatives across all Infrastructure segment product lines and a decrease in the average steel costs recognized in cost of goods sold resulted in the improved gross profit margin for the Infrastructure segment in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023.

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provided for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which were completed by the end of fiscal 2023. The Board of Directors authorized the incurrence of cash charges up to $36.0 million in connection with the Realignment Program of which $35.2 million were incurred in fiscal 2023 which included severance and other employee benefit costs totaling approximately $17.3 million within the Infrastructure segment, $9.1 million within the Agriculture segment, and $8.8 million within Corporate expense.

In the third quarter of fiscal 2023, the Company acquired HR Products, a leading wholesale supplier of irrigation parts in Australia, included in the Agriculture segment.

In the second quarter of fiscal 2023, the Company divested Torrent Engineering and Equipment, an integrator of prepackaged pump stations in Indiana, included in the Agriculture segment.

In the first quarter of fiscal 2023, selling, general, and administrative expenses (“SG&A”) in the Agriculture segment included amortization of identified intangible assets of $1.6 million and stock-based compensation expense of $2.0 million from the Prospera subsidiary acquired in fiscal 2021. Prospera intangible asset amortization and stock-based compensation expense was $0.1 million and $0.8 million, respectively, for the first quarter of fiscal 2024.

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

Gross Profit, SG&A, and Operating Income

On a consolidated basis, gross profit decreased slightly in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to lower sales volumes primarily in the Agriculture segment. Gross profit as a percentage of sales increased in the first quarter of 2024, as compared to the same period of fiscal 2023, due to more favorable input costs and higher average selling prices primarily in the Infrastructure segment attributed to a favorable project mix.

Consolidated SG&A decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily driven by decreased compensation costs largely attributable to the Realignment Program in fiscal 2023.

Consolidated operating income for the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, was impacted by the lower SG&A as a result of the Realignment Program partially offset by decreased gross profit.

Net Interest Expense

Consolidated interest expense increased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to additional borrowings on the revolving line of credit along with higher interest rates.

Other Income / Expenses (including Gain on Deferred Compensation Investments)

Amounts in “Gain on deferred compensation investments” included changes in the market value of deferred compensation assets which were offset by an equal opposite amount included in SG&A for the corresponding change in the valuation of deferred compensation liabilities. Other items included in “Other income (expenses)” for the first quarter of fiscal 2024 were pension costs of $0.2 million compared to pension costs of $0.1 million in the same period of fiscal 2023.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2024 was 25.3% as compared to 30.3% in the same period of fiscal 2023. The change in the effective tax rate was primarily the result of changes in the geographic mix of earnings.

Loss (Earnings) Attributable to Redeemable Noncontrolling Interests

Loss (earnings) attributable to redeemable noncontrolling interests reflected the operating results of the subsidiaries the Company does not own 100%.

Infrastructure Segment

	Thirteen weeks ended
	March 30,	April 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
Transmission, Distribution, and Substation	$325.2	$314.9	$10.3	3.3%
Lighting and Transportation	222.1	229.1	(7.0)	(3.1)%
Coatings	87.1	90.1	(3.0)	(3.4)%
Telecommunications	54.0	68.1	(14.1)	(20.8)%
Solar	35.2	33.9	1.3	3.9%
Total sales	$723.6	$736.1	$(12.5)	(1.7)%

Operating income	$117.9	$94.4	$23.5	24.9%

Infrastructure segment sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased sales volumes in the Telecommunications, Coatings, and Lighting and Transportation product lines, partially offset by increased average selling prices across all product lines and increased sales volumes in the Transmission, Distribution, and Substation and Solar product lines. Infrastructure segment sales decreased in North America in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, while increasing slightly in International markets. International sales were impacted by unfavorable currency translation effects of $3.0 million for the first quarter of fiscal 2024 as compared to the same period of fiscal 2023.

Transmission, Distribution, and Substation product line sales increased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to increased average selling prices and increased sales volumes.

Lighting and Transportation sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased sales volumes along with unfavorable currency translation effects totaling approximately $2.0 million.

Coatings sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased volumes partially offset by slightly increased average selling prices. The decrease was also impacted by unfavorable currency translation effects totaling approximately $1.0 million.

Telecommunications sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased sales volumes partially offset by increased average selling prices. We expect sales for Telecommunications to remain lower until network enhancement spending of the major carriers returns to more elevated levels. As the continued rollout and expansion of 5G wireless technology globally accelerates, sales of our products are expected to grow.

Solar sales increased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to increased sales volumes.

Infrastructure gross profit and gross profit margin increased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to a favorable product mix contributing to increased average selling prices and deliberate actions to improve overall costs of goods sold. These items, partially offset by decreased sales volumes primarily in the Telecommunications product line, resulted in an overall increase in the amount of gross profit.

Infrastructure SG&A decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased compensation costs primarily as a result of the Realignment Program along with decreased bad debt reserve charges that included approximately $2.7 million related to a Telecommunications customer that became insolvent in fiscal 2023.

Infrastructure operating income increased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, as decreased sales volumes were more than offset by gross profit improvements along with decreased SG&A.

Agriculture Segment

	Thirteen weeks ended
	March 30,	April 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
North America	$159.9	$182.9	$(23.0)	(12.6)%
International	98.8	149.3	(50.5)	(33.8)%
Total sales	$258.7	$332.2	$(73.5)	(22.1)%

Operating income	$41.0	$53.3	$(12.3)	(23.2)%

Agriculture segment sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased sales volumes and slightly lower average selling prices of irrigation equipment. In North America, the decrease in Agriculture sales for the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, was impacted by growers’ decisions to delay capital investments due to general economic uncertainty and a number of macroeconomic factors including higher interest rates and continued inflationary pressures. The first quarter of fiscal 2023 also comparatively benefited from the ongoing delivery of elevated backlog. International sales decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased project sales in the Europe, Middle East, and Africa region and decreased sales in Brazil due to muted farmer sentiment attributed to lower agricultural commodity prices, partially offset by incremental sales from the HR Products acquisition totaling $10.1 million. Sales of Technology Products and Services decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023.

Our Agriculture business is cyclical and is impacted by changes in net farm income, commodity prices, weather volatility, geopolitical factors, and farmer sentiment related to future economic uncertainty. We continue to monitor the potential impacts of these factors on our financial results including estimated U.S. net farm income, as released annually by the U.S. Department of Agriculture. In Brazil, we also actively track changes in soybean and other crop prices and projected farm input costs to evaluate grower sentiment.

Irrigation Equipment and Parts sales in North America are expected to remain below prior-year levels for the remainder of fiscal 2024. The previous three years benefited from record levels of disaster relief and pandemic-related stimulus for farmers in North America which contributed to higher demand.

Agriculture segment gross profit decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased sales volumes.

Agriculture segment SG&A decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased compensation costs, largely attributable to the Realignment Program, along with lower intangible asset amortization expense as a result of the third quarter of fiscal 2023 impairment of certain Prospera amortizing proprietary technology.

Agriculture operating income decreased in the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, primarily due to decreased sales volumes partially offset by decreased SG&A.

Corporate

Corporate SG&A decreased for the first quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased compensation and incentive costs primarily as a result of the Realignment Program in fiscal 2023.

Liquidity and Capital Resources

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through a combination of operating cash flows and debt financing. The following are the capital allocation priorities for cash generated:

●	working capital and capital expenditure investments necessary for future sales growth,
●	dividends on common stock generally in the range of 15% of the prior fiscal year’s fully diluted net earnings,
●	acquisitions, and
●	return of capital to shareholders through share repurchases.

We intend to manage our capital structure to maintain our investment-grade debt rating. Our most recent ratings were Baa3 (stable outlook) by Moody’s Investors Service, Inc., BBB- (stable outlook) by Fitch Ratings, Inc., and BBB+ (stable outlook) by S&P Global Ratings. We expect to maintain a ratio of debt to invested capital which will support our current investment-grade debt rating.

In May 2014, the Board of Directors authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. The Board of Directors authorized an additional $250.0 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400.0 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of March 30, 2024, we have acquired approximately 8.0 million shares for approximately $1,263.9 million under this share repurchase program.

In November 2023, we entered into an accelerated purchase agreement to repurchase $120.0 million of our outstanding common stock (“November 2023 ASR”) with CitiBank, N.A. as counterparty. The November 2023 ASR was entered into under our previously announced share repurchase program described above. The Company pre-paid $120.0 million in the fourth quarter of fiscal 2023 and received an initial delivery of 438,917 shares of common stock. The agreement was settled with the delivery of an additional 96,224 shares of common stock in the first quarter of fiscal 2024. The total number of shares ultimately delivered under the November 2023 ASR, and therefore the average purchase price paid per share of $224.24, was determined based on the volume-weighted average market price of our common stock during the term of the agreement, less a discount.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution that allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, or payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of March 30, 2024 and December 30, 2023, our accounts payable on our Condensed Consolidated Balance Sheets included $37.2 million and $41.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of March 30, 2024 consisted primarily of senior unsecured notes and borrowings on our revolving credit facility.

Senior Unsecured Notes

Our senior unsecured notes as of March 30, 2024 were:

●	$450.0 million face value ($433.7 million carrying value) notes that bear interest at 5.00% per annum and are due in October 2044, and
●	$305.0 million face value ($295.2 million carrying value) notes that bear interest at 5.25% per annum and are due in October 2054.

We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.

Revolving Credit Facility

Our revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto, has a maturity date of October 18, 2026.

The revolving credit facility provides for $800.0 million of committed unsecured revolving credit loans with available borrowings thereunder to $400.0 million in foreign currencies. We may increase the credit facility by up to an additional $300.0 million at any time, subject to lenders increasing the amount of their commitments. The Company and our wholly owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., are authorized borrowers under the credit facility. The obligations arising under the revolving credit facility are guaranteed by the Company and its wholly owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”) (based on a one-, three- or six-month interest period, as selected by the Company) plus a 10 basis point adjustment plus a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

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

As of March 30, 2024 and December 30, 2023, we had outstanding borrowings of $377.5 million and $377.9 million, respectively, under the revolving credit facility. The revolving credit facility has a maturity date of October 18, 2026 and contains a financial covenant that may limit our additional borrowing capability under the agreement. As of March 30, 2024, we had the ability to borrow $422.3 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.9 million, $36.9 million of which were unused as of March 30, 2024.

Our senior unsecured notes and revolving credit agreement each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

The revolving credit facility requires maintenance of a financial leverage ratio, measured as of the last day of each of our fiscal quarters, of 3.50 or less. The leverage ratio is the ratio of (a) interest-bearing debt minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million) to (b) earnings before interest, taxes, depreciation, and amortization, adjusted for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations (“Adjusted EBITDA”). The leverage ratio is permitted to increase from 3.50 to 3.75 for the four consecutive fiscal quarters after certain material acquisitions.

The revolving credit agreement also contains customary affirmative and negative covenants or credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates, and prepayments of indebtedness. The revolving credit agreement also provides for the acceleration of the obligations thereunder and the exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).

As of March 30, 2024, we were in compliance with all covenants related to these debt agreements.

The calculations of Adjusted EBITDA and the leverage ratio are presented in the tables below in “Selected Financial Measures”.

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

Our businesses are cyclical, but we have diversity in our markets from a product, customer, and geographical standpoint. We have demonstrated the ability to effectively manage through business cycles and maintain liquidity. We have consistently generated operating cash flows in excess of our capital expenditures. Based on our available credit facilities, our senior unsecured notes, and our history of positive operational cash flows, we believe that we have adequate liquidity to meet our needs for fiscal 2024 and beyond.

We had cash balances of $169.2 million as of March 30, 2024 with approximately $134.8 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of March 30, 2024, we had a liability for foreign withholding taxes and U.S. state income taxes of $1.8 million and $0.8 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the thirteen weeks ended March 30, 2024 and April 1, 2023:

	Thirteen weeks ended
	March 30,	April 1,
Dollars in thousands	2024	2023
Net cash flows from operating activities	$23,332	$21,199
Net cash flows from investing activities	(18,639)	(21,789)
Net cash flows from financing activities	(34,834)	(13,009)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $23.3 million in the first quarter of fiscal 2024, as compared to $21.2 million in the same period of fiscal 2023. The change in operating cash flows was primarily the result of the increase in net earnings, partially offset by payments of severance and other employee benefit costs related to the Realignment Program totaling $9.8 million in the first quarter of fiscal 2024.

Investing Cash Flows – Cash used in investing activities totaled $18.6 million in the first quarter of fiscal 2024, as compared to $21.8 million in the same period of fiscal 2023. Investing activities in the first quarter of fiscal 2024 primarily included capital spending of $15.0 million. Investing activities in the first quarter of fiscal 2023 primarily included capital spending of $22.4 million. We expect our capital expenditures to be in the range of $110.0 million to $125.0 million for fiscal 2024.

Financing Cash Flows – Cash used in financing activities totaled $34.8 million in the first quarter of fiscal 2024, as compared to $13.0 million in the same period of fiscal 2023. Our total interest-bearing debt was $1,136.4 million as of March 30, 2024 and $1,138.1 million as of December 30, 2023. Financing activities in the first quarter of fiscal 2024 primarily consisted of borrowings on the revolving credit agreement and short-term notes of $4.0 million offset by principal payments on our long-term debt and short-term borrowings of $5.3 million, dividends paid of $12.1 million, the purchase of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans of $5.7 million. Financing activities in the first quarter of fiscal 2023 primarily consisted of borrowings on the revolving credit agreement and short-term notes of $136.1 million offset by principal payments on our long-term debt and short-term borrowings of $16.6 million, dividends paid of $11.7 million, the purchase of treasury shares of $111.1 million, and the net activity from stock option and incentive plans of $9.0 million.

Guarantor Summarized Financial Information

We are providing the following information in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X with respect to our two tranches of senior unsecured notes. All of the senior notes are guaranteed, jointly, severally, fully, and unconditionally (subject to certain customary release provisions, including the sale of the subsidiary guarantor, or the sale of all or substantially all of its assets), by certain of the Company’s current and future direct and indirect domestic and foreign subsidiaries (collectively the “Guarantors”). The Parent is the Issuer of the notes and consolidates all of the Guarantors.

The financial information of the Issuer and the Guarantors is presented on a combined basis with intercompany balances and transactions between the Issuer and the Guarantors eliminated. The Issuer’s or the Guarantors’ amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are separately disclosed.

Combined financial information for the thirteen weeks ended March 30, 2024 and April 1, 2023 was as follows:

	Thirteen weeks ended
	March 30,	April 1,
Dollars in thousands	2024	2023
Net sales	$682,162	$715,471
Gross profit	209,640	191,495
Operating income	92,578	71,832
Net earnings	59,469	20,211
Net earnings attributable to Valmont Industries, Inc.	59,469	20,043

Combined financial information as of March 30, 2024 and December 30, 2023 was as follows:

	March 30,	December 30,
Dollars in thousands	2024	2023
Current assets	$806,521	$777,539
Non-current assets	845,561	872,016
Current liabilities	332,091	361,211
Non-current liabilities	1,445,201	1,436,131
Redeemable noncontrolling interests	—	10,518

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $110,747 and $136,904 as of March 30, 2024 and December 30, 2023, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $221,387 and $216,633 as of March 30, 2024 and December 30, 2023, respectively.

Selected Financial Measures

We are including the following financial measures for the Company.

Adjusted EBITDA – Adjusted EBITDA is one of our key financial ratios in that it is the basis for determining our maximum borrowing capacity at any one time. Our bank credit agreements contain a financial covenant that our total interest‑bearing debt not exceed 3.50 times Adjusted EBITDA (or 3.75 times Adjusted EBITDA after certain material acquisitions), calculated on a rolling four fiscal quarter basis. The bank credit agreements allow us to add estimated EBITDA from acquired businesses for periods in which we did not own the acquired businesses. The bank credit agreements also outline adjustments for non-cash stock-based compensation and non-cash charges or gains that are non-recurring in nature, subject to certain limitations, to be included in the calculation of Adjusted EBITDA. If this financial covenant is violated, we may incur additional financing costs or be required to pay the debt before its maturity date. Adjusted EBITDA is a non-

generally accepted accounting principles (“GAAP”) measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of Adjusted EBITDA for the four fiscal quarters ended March 30, 2024 was as follows:

Four Fiscal
Quarters Ended
March 30,
Dollars in thousands	2024
Net cash flows provided by operating activities	$308,908
Interest expense	59,924
Income tax expense	88,266
Impairment of long-lived assets	(140,844)
Deferred income tax benefit	15,791
Redeemable noncontrolling interests	3,136
Defined benefit pension plan cost	(346)
Contribution to defined benefit pension plan	18,800
Changes in assets and liabilities, net of acquisitions	92,662
Other	575
EBITDA	$446,872
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	2,389
Adjusted EBITDA	$625,315

Four Fiscal
Quarters Ended
March 30,
Dollars in thousands	2024
Net earnings attributable to Valmont Industries, Inc.	$164,131
Interest expense	59,924
Income tax expense	88,266
Depreciation and amortization expense	96,838
Stock-based compensation	37,713
EBITDA	446,872
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	2,389
Adjusted EBITDA	$625,315

Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Leverage Ratio – The leverage ratio is calculated as the sum of interest-bearing debt minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million) divided by Adjusted EBITDA. The leverage ratio is one of the key financial ratios in the covenants under our major debt agreements and the ratio cannot exceed 3.50 (or 3.75 after certain material acquisitions), calculated on a rolling four fiscal quarter basis. If those covenants are violated, we may incur additional financing costs or be required to pay the debt before its maturity date. The leverage ratio is a non-GAAP measure and, accordingly, should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP or as a measure of our operating performance or liquidity.

The calculation of the leverage ratio as of March 30, 2024, was as follows:

March 30,
Dollars in thousands	2024
Interest-bearing debt, excluding origination fees and discounts of $26,138	$1,136,431
Less: Cash and cash equivalents in excess of $50,000	119,195
Net indebtedness	$1,017,236
Adjusted EBITDA	625,315
Leverage ratio	1.63

The leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Commitments

There were no material changes in the Company’s financial obligations and commitments during the thirteen weeks ended March 30, 2024. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the thirteen weeks ended March 30, 2024. For additional information on the Company’s critical accounting policies, refer to the “Critical Accounting Policies” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirteen weeks ended March 30, 2024. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported, within the periods specified in the Commission’s rules and forms.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes in the Company’s legal proceedings during the thirteen weeks ended March 30, 2024. For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirteen weeks ended March 30, 2024. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Periods	Purchased	per Share	or Programs	or Programs (1)
December 31, 2023 to January 27, 2024	—	$—	—	$136,108,000
January 28, 2024 to March 2, 2024
November 2023 Accelerated Share Repurchase (2)	96,224	—	96,224	136,108,000
March 3, 2024 to March 30, 2024	—	—	—	136,108,000
Total	96,224	$—	96,224	$136,108,000
(1)	On May 13, 2014, we announced a new capital allocation philosophy that covered both the quarterly dividend rate as well as a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. On February 24, 2015, and again on October 31, 2018, the Board of Directors authorized an additional purchase of up to $250.0 million of the Company’s outstanding common stock with no stated expiration date. On February 27, 2023, the Board of Directors increased the amount remaining under the program by an additional $400.0 million, with no stated expiration date, bringing the total authorization to $1,400.0 million. As of March 30, 2024, we have acquired 7,991,948 shares for approximately $1,263.9 million under this share repurchase program.
(2)	In November 2023, we entered into an accelerated purchase agreement to repurchase $120.0 million of our outstanding common stock (“November 2023 ASR”) with CitiBank, N.A. as counterparty. The November 2023 ASR was entered into under our previously announced share repurchase program described above. The Company pre-paid $120.0 million in the fourth quarter of fiscal 2023 and received an initial delivery of 438,917 shares of common stock. The agreement was settled with the delivery of an additional 96,224 shares of common stock in the first quarter of fiscal 2024. The total number of shares ultimately delivered under the November 2023 ASR, and therefore the average purchase price paid per share of $224.24, was determined based on the volume-weighted average market price of our common stock during the term of the agreement, less a discount.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

Valmont’s annual meeting of stockholders was held on May 6, 2024. The stockholders elected four directors to serve three-year terms, approved, on an advisory basis, a resolution approving Valmont’s named executive officer compensation, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2024. For the annual meeting, there were 20,184,457 shares outstanding and eligible to vote of which 18,604,737 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
Avner M. Applbaum	16,835,089	282,879	1,486,769
Daniel P. Neary	16,493,447	624,521	1,486,769
Theo Freye	15,953,759	1,164,209	1,486,769
Joan Robinson-Berry	16,896,197	221,771	1,486,769

Advisory vote on executive compensation:

For	16,342,236
Against	745,185
Abstain	30,547
Broker non-votes	1,486,769

Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2024:

For	17,925,071
Against	627,422
Abstain	52,244
Broker non-votes	—

ITEM 6. EXHIBITS

Exhibit No.	Description
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 8th day of May 2024