Form 10-Q
period 2024-06-29
VALMONT INDUSTRIES INC
filed 2024-07-31
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of July 26, 2024, there were 20,165,853 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Product sales	$928,479	$945,873	$1,803,157	$1,903,881
Service sales	111,258	100,423	214,408	204,896
Net sales	1,039,737	1,046,296	2,017,565	2,108,777
Product cost of sales	651,731	651,413	1,256,946	1,333,203
Service cost of sales	67,724	65,486	134,121	137,592
Total cost of sales	719,455	716,899	1,391,067	1,470,795
Gross profit	320,282	329,397	626,498	637,982
Selling, general, and administrative expenses	172,974	195,664	347,637	385,783
Operating income	147,308	133,733	278,861	252,199
Other income (expenses):
Interest expense	(15,846)	(14,917)	(32,067)	(28,022)
Interest income	1,499	563	3,278	1,393
Gain on deferred compensation investments	525	941	1,956	2,135
Gain on divestiture	—	2,994	—	2,994
Other	(1,250)	(2,382)	(1,355)	(4,758)
Total other income (expenses)	(15,072)	(12,801)	(28,188)	(26,258)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	132,236	120,932	250,673	225,941
Income tax expense (benefit):
Current	40,961	37,791	60,605	62,147
Deferred	(9,894)	(5,856)	450	1,631
Total income tax expense	31,067	31,935	61,055	63,778
Earnings before equity in loss of nonconsolidated subsidiaries	101,169	88,997	189,618	162,163
Equity in loss of nonconsolidated subsidiaries	(19)	(199)	(39)	(1,020)
Net earnings	101,150	88,798	189,579	161,143
Loss (earnings) attributable to redeemable noncontrolling interests	(1,434)	578	(2,041)	2,773
Net earnings attributable to Valmont Industries, Inc.	$99,716	$89,376	$187,538	$163,916
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.94	$4.25	$9.29	$7.75
Diluted	$4.91	$4.21	$9.24	$7.67

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net earnings	$101,150	$88,798	$189,579	$161,143
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(18,768)	11,967	(40,186)	20,156
Hedging activities:
Unrealized loss on commodity hedges	(1,498)	(1,339)	(2,059)	(2,815)
Realized loss (gain) on commodity hedges included in earnings	298	925	(419)	3,797
Unrealized gain (loss) on cross currency swaps	816	(760)	1,011	(1,351)
Amortization cost included in interest expense	(12)	(12)	(24)	(28)
Total hedging activities	(396)	(1,186)	(1,491)	(397)
Net gain on defined benefit pension plan	381	95	762	186
Total other comprehensive income (loss), net of tax	(18,783)	10,876	(40,915)	19,945
Comprehensive income	82,367	99,674	148,664	181,088
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(1,269)	233	(1,719)	2,135
Comprehensive income attributable to Valmont Industries, Inc.	$81,098	$99,907	$146,945	$183,223

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	June 29,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$163,142	$203,041
Receivables, net	703,255	657,960
Inventories	633,232	658,428
Contract assets	191,846	175,721
Prepaid expenses and other current assets	92,560	92,479
Total current assets	1,784,035	1,787,629
Property, plant, and equipment, at cost	1,524,355	1,513,239
Less accumulated depreciation	(920,029)	(895,845)
Property, plant, and equipment, net	604,326	617,394
Goodwill	630,232	632,964
Other intangible assets, net	142,527	150,687
Defined pension benefit asset	33,853	15,404
Other non-current assets	262,229	273,370
Total assets	$3,457,202	$3,477,448

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$569	$719
Notes payable to banks	1,876	3,205
Accounts payable	353,729	358,311
Accrued employee compensation and benefits	108,009	130,861
Contract liabilities	68,811	70,978
Other accrued expenses	139,515	146,903
Income taxes payable	20,427	—
Dividends payable	12,098	12,125
Total current liabilities	705,034	723,102
Deferred income taxes	18,675	21,205
Long-term debt, excluding current installments	1,017,543	1,107,885
Operating lease liabilities	154,247	162,743
Deferred compensation	32,550	32,623
Other non-current liabilities	11,423	12,818
Total liabilities	1,939,472	2,060,376
Redeemable noncontrolling interests	46,249	62,792
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	5,135	—
Retained earnings	2,806,933	2,643,606
Accumulated other comprehensive loss	(313,829)	(273,236)
Treasury stock	(1,054,658)	(1,043,990)
Total shareholders’ equity	1,471,481	1,354,280
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,457,202	$3,477,448

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six weeks ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net earnings	$189,579	$161,143
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	46,526	48,792
Contribution to defined benefit pension plan	(18,009)	(15,259)
Gain on divestiture	—	(2,994)
Stock-based compensation	14,108	19,856
Net periodic pension cost	317	122
Loss on sale of property, plant, and equipment	315	1,297
Equity in loss of nonconsolidated subsidiaries	39	1,020
Deferred income taxes	450	1,631
Changes in assets and liabilities:
Receivables	(62,930)	(38,147)
Inventories	14,800	6,402
Contract assets	(16,141)	20,052
Prepaid expenses and other assets (current and non-current)	(9,784)	(26,001)
Accounts payable	1,224	(20,750)
Contract liabilities	(47)	(53,728)
Accrued expenses	(28,388)	(11,202)
Income taxes payable	22,961	24,395
Other non-current liabilities	(877)	(7,083)
Net cash flows from operating activities	154,143	109,546
Cash flows from investing activities:
Purchases of property, plant, and equipment	(33,328)	(45,393)
Proceeds from divestitures, net of cash divested	—	6,369
Proceeds from sale of assets	226	1,261
Proceeds from property damage insurance claims	—	4,844
Other, net	(3,402)	(1,127)
Net cash flows from investing activities	(36,504)	(34,046)
Cash flows from financing activities:
Proceeds from short-term borrowings	6,093	14,905
Repayments on short-term borrowings	(7,368)	(19,598)
Proceeds from long-term borrowings	15,009	165,012
Principal payments on long-term borrowings	(105,349)	(84,105)
Proceeds from settlement of financial derivatives	2,711	—
Dividends paid	(24,239)	(24,376)
Dividends to redeemable noncontrolling interests	(664)	(662)
Purchases of redeemable noncontrolling interests	(17,745)	—
Repurchases of common stock	(14,941)	(135,115)
Proceeds from exercises under stock plans	4,333	5,201
Tax withholdings on exercises under stock plans	(8,715)	(15,416)
Net cash flows from financing activities	(150,875)	(94,154)
Effect of exchange rate changes on cash and cash equivalents	(6,663)	155
Net change in cash and cash equivalents	(39,899)	(18,499)
Cash and cash equivalents—beginning of period	203,041	185,406
Cash and cash equivalents—end of period	$163,142	$166,907

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchase of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Repurchases of common stock; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980
Net earnings	—	—	99,716	—	—	99,716	1,434
Other comprehensive loss	—	—	—	(18,618)	—	(18,618)	(165)
Cash dividends declared ($0.60 per share)	—	—	(12,098)	—	—	(12,098)	—
Repurchases of common stock; 59,186 shares acquired	—	—	—	—	(15,061)	(15,061)	—
Stock option and incentive plans	—	(533)	—	—	8,784	8,251	—
Balance as of June 29, 2024	$27,900	$5,135	$2,806,933	$(313,829)	$(1,054,658)	$1,471,481	$46,249

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$1,580,847	$60,865
Net earnings (loss)	—	—	74,540	—	—	74,540	(2,195)
Other comprehensive income	—	—	—	8,776	—	8,776	293
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	(12,634)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Repurchases of common stock; 356,887 shares acquired	—	—	—	—	(111,115)	(111,115)	—
Stock option and incentive plans	—	—	(19,317)	—	19,002	(315)	—
Balance as of April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$1,540,099	$58,301
Net earnings (loss)	—	—	89,376	—	—	89,376	(578)
Other comprehensive income	—	—	—	10,531	—	10,531	345
Cash dividends declared ($0.60 per share)	—	—	(12,607)	—	—	(12,607)	—
Repurchases of common stock; 85,300 shares acquired	—	—	—	—	(25,132)	(25,132)	—
Stock option and incentive plans	—	—	(2,015)	—	11,972	9,957	—
Balance as of July 1, 2023	$27,900	$—	$2,710,382	$(255,602)	$(870,456)	$1,612,224	$58,068

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023 and the Condensed Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 have been prepared by Valmont Industries, Inc. (the “Company”) without audit. In the opinion of the Company’s management, all necessary adjustments, which include normal and recurring adjustments, have been made to present fairly the financial statements as of June 29, 2024 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of operations for the period ended June 29, 2024 are not necessarily indicative of the operating results for the full fiscal year.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. Finished and manufactured goods inventories include the costs of acquired raw materials and the related factory labor and overhead charges required to convert raw materials to finished and manufactured goods.

Inventories as of June 29, 2024 and December 30, 2023 consisted of the following:

	June 29,	December 30,
	2024	2023
Raw materials and purchased parts	$233,957	$217,134
Work in process	42,716	37,826
Finished and manufactured goods	356,559	403,468
Total inventories	$633,232	$658,428

Geographical Markets

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
United States	$94,731	$77,066	$180,943	$108,924
Foreign	37,505	43,866	69,730	117,017
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$132,236	$120,932	$250,673	$225,941

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The components of the net periodic pension cost for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Interest cost	$5,242	$5,414	$10,484	$10,670
Expected return on plan assets	(5,591)	(5,477)	(11,183)	(10,794)
Amortization of prior service costs	127	124	254	246
Amortization of net actuarial loss	381	—	762	—
Net periodic pension cost	$159	$61	$317	$122

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders, which provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of June 29, 2024, 1,466,563 shares of common stock remained available for issuance under the plans.

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

The Company’s stock-based compensation (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated income tax benefits related to stock options and restricted stock awards for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Stock-based compensation	$6,925	$11,167	$14,108	$19,856
Income tax benefits	1,731	2,792	3,527	4,964

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use when pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3: Unobservable inputs for the asset or liability.

The categorization within the valuation hierarchy is based on the lowest level input that is significant to the fair value measurement. The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value.

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

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	June 29, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$26,493	$26,493	$—	$—
Derivative financial instruments, net	(1,613)	—	(1,613)	—
Cash and cash equivalents—mutual funds	4,425	4,425	—	—

	Carrying Value	Fair Value Measurement Using:
	December 30, 2023	Level 1	Level 2	Level 3
Deferred compensation investments	$26,803	$26,803	$—	$—
Derivative financial instruments, net	2,860	—	2,860	—
Cash and cash equivalents—mutual funds	6,258	6,258	—	—

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings, foreign currency translation adjustments, certain derivative-related activity, and changes in prior service costs and net actuarial losses from the pension plan. Results of operations for

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of June 29, 2024 and December 30, 2023:

	June 29,	December 30,
	2024	2023
Foreign currency translation adjustments	$(276,554)	$(236,690)
Hedging activities	19,498	20,989
Defined benefit pension plan	(56,773)	(57,535)
Accumulated other comprehensive loss	$(313,829)	$(273,236)

Revenue Recognition

The Company determines the appropriate revenue recognition model for contracts by analyzing the type, terms, and conditions of each contract or arrangement with a customer. Contracts with customers for all businesses are fixed-price with sales tax excluded from revenue and do not include variable consideration. Discounts included in contracts with customers, typically early-pay discounts, are recorded as a reduction of net sales in the period in which the sale is recognized. Contract revenues are classified as “Product sales” when the performance obligation is related to the manufacture and sale of goods. Contract revenues are classified as “Service sales” when the performance obligation is the performance of a service. Service revenue is primarily related to the Coatings product line and Technology Products and Services product line.

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

Shipping and handling costs associated with sales are recorded within cost of sales. The Company elected to use the practical expedient of treating freight as a fulfillment obligation instead of a separate performance obligation and ratably recognize freight expense as the structure is being manufactured when the revenue from the associated customer contract is being recognized over time. With the exception of the Transmission, Distribution, and Substation (“TD&S”), Solar, and Telecommunications product lines, the Company’s inventory is interchangeable for a variety of each segment’s customers. The Company has elected not to disclose the partially satisfied performance obligation at the end of the period when the contract has an original expected duration of one year or less. In addition, the Company does not adjust the amount of consideration to be received in a contract for any significant financing component if payment is expected within one year of transfer of control of goods or services.

Most of the Company’s customers are invoiced upon shipment or delivery of the goods to the customer’s specified location. As revenue is recognized over time, contract assets are recorded, and such contract assets are relieved when the customer is invoiced. As of June 29, 2024 and December 30, 2023, total contract assets were $191,846 and $175,721, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are also invoiced by advanced billings or progress billings. When progress on performance obligations is less than the amount the customer has been billed, a contract liability is recognized. As of June 29, 2024 and December 30, 2023, total contract liabilities were $68,811 and $70,978, respectively, and were recorded as “Contract liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and twenty-six weeks ended June 29, 2024, the Company recognized $7,230 and $41,509 of revenue that was included in the total contract liability as of December 30, 2023, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

●	During the thirteen and twenty-six weeks ended July 1, 2023, the Company recognized $41,217 and $100,157 of revenue that was included in the total contract liability as of December 31, 2022, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	As of June 29, 2024, the Company had no material remaining performance obligations on contracts with an expected duration of one year or more.

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

Supplier Finance Program

During fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program that allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Net cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023 were $41,509 and $41,916 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding as of December 30, 2023	$41,916
Invoices confirmed during the period	108,504
Confirmed invoices paid during the period	(108,911)
Confirmed obligations outstanding as of June 29, 2024	$41,509

Redeemable Noncontrolling Interests

Subsequent to the issuance of the Company’s Consolidated Financial Statements as of and for the period ended July 1, 2023, the Company identified an error in the presentation of “Noncontrolling interests in consolidated subsidiaries” of $60,865 as of December 31, 2022, $58,301 as of April 1, 2023, and $58,068 as of July 1, 2023 that has been corrected in the current period. Such amounts were previously reported within “Total shareholders’ equity” and have been revised in the July 1, 2023 Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests to be presented as “Redeemable noncontrolling interests” outside of “Total shareholders’ equity”. The Company has evaluated the materiality of this error based on an analysis of quantitative and qualitative factors and concluded it was not material to the prior period financial statements, individually or in aggregate.

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

As of June 29, 2024 and December 30, 2023, the redeemable noncontrolling interests were $46,249 and $62,792, respectively. The ultimate amount paid for the redeemable noncontrolling interests could be significantly different because the redemption amounts depend on the future results of the operations of the businesses.

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

In May 2014, the Company announced a capital allocation philosophy that covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of Directors increased the amount remaining under the program by an additional $400,000, with no stated expiration date, bringing the total authorization to $1,400,000. As of June 29, 2024, the Company has acquired 8,051,134 shares for $1,278,832 under this share repurchase program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed of HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,153
Property, plant, and equipment	1,397
Goodwill	9,912
Customer relationships	11,503
Other non-current assets	3,997
Total fair value of assets acquired	50,962
Current liabilities	4,183
Deferred income taxes	3,450
Operating lease liabilities	2,792
Total fair value of liabilities assumed	10,425
Net assets acquired	$40,537

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Changes in liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 30,	Realignment	Otherwise	June 29,
	2023	Expense	Settled	2024
Severance and other employee benefit costs	$12,514	$—	$(10,625)	$1,889

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by segment as of June 29, 2024 and December 30, 2023 was as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 30, 2023	$478,663	$323,683	$802,346
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 30, 2023	429,281	203,683	632,964
Acquisition measurement period adjustment	—	735	735
Foreign currency translation	(2,801)	(666)	(3,467)
Balance as of June 29, 2024	$426,480	$203,752	$630,232

	Infrastructure	Agriculture	Total
Gross balance as of June 29, 2024	$475,862	$323,752	$799,614
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of June 29, 2024	$426,480	$203,752	$630,232

Other Intangible Assets

The components of other intangible assets as of June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$232,263	$162,853	$233,852	$157,873
Patents & proprietary technology	59,273	46,158	59,311	45,416
Trade names	2,870	1,265	2,870	1,056
Other	4,410	4,263	4,787	4,538
Non-amortizing intangible assets:
Trade names	58,250	—	58,750	—
	$357,066	$214,539	$359,570	$208,883

Amortizing intangible assets carry a remaining weighted-average life of approximately four years. Amortization expenses were $3,356 and $7,071 for the thirteen and twenty-six weeks ended June 29, 2024, respectively, and $5,225 and $10,415 for the thirteen and twenty-six weeks ended July 1, 2023, respectively. Based on amortizing intangible assets recognized in the Condensed Consolidated Balance Sheets as of June 29, 2024, amortization expense is estimated to average $10,164 for each of the next five fiscal years.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(6) CASH FLOW SUPPLEMENTARY INFORMATION

The Company considers all highly liquid temporary cash investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash payments for interest and income taxes (net of refunds) for the twenty-six weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Twenty-six weeks ended
	June 29,	July 1,
	2024	2023
Interest	$31,528	$27,387
Income taxes	41,071	42,504

(7) EARNINGS PER SHARE

The following table provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and weighted average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net earnings attributable to Valmont Industries, Inc.	$99,716	$89,376	$187,538	$163,916
Weighted average shares outstanding (000s):
Basic	20,175	21,029	20,182	21,149
Dilutive effect of various stock awards	117	200	125	221
Diluted	20,292	21,229	20,307	21,370
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.94	$4.25	$9.29	$7.75
Dilutive effect of various stock awards	(0.03)	(0.04)	(0.05)	(0.08)
Diluted	$4.91	$4.21	$9.24	$7.67

As of June 29, 2024 and July 1, 2023, there were 56,261 and 40,564 outstanding stock options with exercise prices exceeding the average market price of common stock during the applicable period excluded from the computation of diluted earnings per share, respectively.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Condensed Consolidated Statements of Earnings, while others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks of derivative instruments by monitoring limits as to the types and degree of risk that can be taken and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in AOCI until the sale or substantially complete liquidation of the related subsidiaries.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The fair value of derivative instruments as of June 29, 2024 and December 30, 2023 was as follows:

	Condensed Consolidated	June 29,	December 30,
Derivatives designated as hedging instruments:	Balance Sheets location	2024	2023
Commodity contracts	Prepaid expenses and other current assets	$526	$2,520
Commodity contracts	Other accrued expenses	(2,580)	(1,586)
Cross currency swap contracts	Prepaid expenses and other current assets	441	1,938
Cross currency swap contracts	Other accrued expenses	—	(12)
		$(1,613)	$2,860

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Twenty-six weeks ended
	Statements of Earnings	June 29,	July 1,	June 29,	July 1,
Derivatives designated as hedging instruments:	location	2024	2023	2024	2023
Commodity contracts	Product cost of sales	$(397)	$(1,078)	$559	$(5,063)
Foreign currency forward contracts	Other income (expenses)	—	80	—	177
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross currency swap contracts	Interest expense	306	449	686	895
		$(107)	$(565)	$1,213	$(4,023)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period consumed. Notional amounts, purchase quantities, and maturity dates of these contracts as of June 29, 2024 were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$22,178	26,500 short tons	June 2024 to December 2024
Natural gas	2,747	639,825 MMBtu	June 2024 to March 2026
Diesel fuel	689	2,898,000 gallons	June 2024 to December 2025

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

Key terms of the CCS net investment hedges as of June 29, 2024 were as follows:

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

(9) BUSINESS SEGMENTS & RELATED REVENUE INFORMATION

The Company has two reportable segments based on its management structure. Each segment is global with a manager responsible for operational performance and the allocation of capital. Corporate expense is net of certain service-related expenses that are allocated to business units generally based on employee headcounts and sales dollars.

Reportable segments are as follows:

Infrastructure: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, solar, lighting and transportation, and telecommunications, along with coatings services to protect metal products.

Agriculture: This segment consists of the manufacture of center pivot and linear irrigation equipment components for agricultural markets, including aftermarket parts and tubular products, and advanced technology solutions for precision agriculture.

The Company evaluates the performance of its reportable segments based on operating income and return on invested capital. The Company’s operating income for segment purposes excludes unallocated corporate general and administrative expenses, interest expenses, non-operating income and deductions, and income taxes.

Summary by Business Segment

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
SALES:
Infrastructure	$762,742	$770,595	$1,486,356	$1,506,701
Agriculture	281,703	279,933	540,438	612,096
Total sales	1,044,445	1,050,528	2,026,794	2,118,797
INTERSEGMENT SALES:
Infrastructure	(2,312)	(2,437)	(5,193)	(6,403)
Agriculture	(2,396)	(1,795)	(4,036)	(3,617)
Total intersegment sales	(4,708)	(4,232)	(9,229)	(10,020)
NET SALES:
Infrastructure	760,430	768,158	1,481,163	1,500,298
Agriculture	279,307	278,138	536,402	608,479
Total net sales	$1,039,737	$1,046,296	$2,017,565	$2,108,777

OPERATING INCOME (LOSS):
Infrastructure	$133,581	$115,950	$251,445	$210,302
Agriculture	39,971	49,251	80,944	102,574
Corporate	(26,244)	(31,468)	(53,528)	(60,677)
Total operating income	$147,308	$133,733	$278,861	$252,199

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended June 29, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$582,143	$161,310	$(4,686)	$738,767
International	180,599	120,393	(22)	300,970
Total sales	$762,742	$281,703	$(4,708)	$1,039,737

Product line:
Transmission, Distribution, and Substation	$323,087	$—	$—	$323,087
Lighting and Transportation	243,562	—	—	243,562
Coatings	91,574	—	(2,294)	89,280
Telecommunications	58,400	—	—	58,400
Solar	46,119	—	(18)	46,101
Irrigation Equipment and Parts	—	254,310	(2,396)	251,914
Technology Products and Services	—	27,393	—	27,393
Total sales	$762,742	$281,703	$(4,708)	$1,039,737

	Twenty-six weeks ended June 29, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,150,715	$321,225	$(9,152)	$1,462,788
International	335,641	219,213	(77)	554,777
Total sales	$1,486,356	$540,438	$(9,229)	$2,017,565

Product line:
Transmission, Distribution, and Substation	$648,343	$—	$—	$648,343
Lighting and Transportation	465,658	—	—	465,658
Coatings	178,664	—	(5,120)	173,544
Telecommunications	112,361	—	—	112,361
Solar	81,330	—	(73)	81,257
Irrigation Equipment and Parts	—	487,430	(4,036)	483,394
Technology Products and Services	—	53,008	—	53,008
Total sales	$1,486,356	$540,438	$(9,229)	$2,017,565

	Thirteen weeks ended July 1, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$587,313	$140,981	$(3,613)	$724,681
International	183,282	138,952	(619)	321,615
Total sales	$770,595	$279,933	$(4,232)	$1,046,296

Product line:
Transmission, Distribution, and Substation	$314,307	$—	$—	$314,307
Lighting and Transportation	246,123	—	—	246,123
Coatings	91,120	—	(1,818)	89,302
Telecommunications	67,738	—	—	67,738
Solar	51,307	—	(619)	50,688
Irrigation Equipment and Parts	—	252,457	(1,795)	250,662
Technology Products and Services	—	27,476	—	27,476
Total sales	$770,595	$279,933	$(4,232)	$1,046,296

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Twenty-six weeks ended July 1, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,171,396	$323,850	$(8,987)	$1,486,259
International	335,305	288,246	(1,033)	622,518
Total sales	$1,506,701	$612,096	$(10,020)	$2,108,777

Product line:
Transmission, Distribution, and Substation	$629,127	$—	$—	$629,127
Lighting and Transportation	475,259	—	—	475,259
Coatings	181,234	—	(5,370)	175,864
Telecommunications	135,875	—	—	135,875
Solar	85,206	—	(1,033)	84,173
Irrigation Equipment and Parts	—	551,638	(3,617)	548,021
Technology Products and Services	—	60,458	—	60,458
Total sales	$1,506,701	$612,096	$(10,020)	$2,108,777

A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 was as follows:

	Thirteen weeks ended June 29, 2024			Twenty-six weeks ended June 29, 2024
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$430,252	$330,178	$760,430	$820,187	$660,976	$1,481,163
Agriculture	271,011	8,296	279,307	521,771	14,631	536,402
Total net sales	$701,263	$338,474	$1,039,737	$1,341,958	$675,607	$2,017,565

	Thirteen weeks ended July 1, 2023			Twenty-six weeks ended July 1, 2023
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$451,885	$316,273	$768,158	$863,102	$637,196	$1,500,298
Agriculture	270,811	7,327	278,138	595,017	13,462	608,479
Total net sales	$722,696	$323,600	$1,046,296	$1,458,119	$650,658	$2,108,777

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

Executive Overview

Results of Operations

	Thirteen weeks ended			Twenty-six weeks ended
	June 29,	July 1,	Percent	June 29,	July 1,	Percent
Dollars in millions, except per share amounts	2024	2023	Change	2024	2023	Change
Consolidated
Net sales	$1,039.7	$1,046.3	(0.6)%	$2,017.6	$2,108.8	(4.3)%
Gross profit	320.3	329.4	(2.8)%	626.5	638.0	(1.8)%
as a percent of net sales	30.8%	31.5%		31.1%	30.3%
Selling, general, and administrative expenses	173.0	195.7	(11.6)%	347.6	385.8	(9.9)%
as a percent of net sales	16.6%	18.7%		17.2%	18.3%
Operating income	147.3	133.7	10.2%	278.9	252.2	10.6%
as a percent of net sales	14.2%	12.8%		13.8%	12.0%
Net interest expense	14.3	14.4	(0.0)%	28.8	26.6	8.1%
Effective tax rate	23.5%	26.4%		24.4%	28.2%
Net earnings attributable to Valmont Industries, Inc.	99.7	89.4	11.6%	187.5	163.9	14.4%
Diluted earnings per share	$4.91	$4.21	16.6%	$9.24	$7.67	20.5%
Infrastructure
Net sales	$760.4	$768.2	(1.0)%	$1,481.2	$1,500.3	(1.3)%
Gross profit	232.3	224.8	3.3%	450.0	425.3	5.8%
Selling, general, and administrative expenses	98.8	108.9	(9.3)%	198.6	215.0	(7.6)%
Operating income	133.5	115.9	15.2%	251.4	210.3	19.6%
Agriculture
Net sales	$279.3	$278.1	0.4%	$536.4	$608.5	(11.8)%
Gross profit	88.0	104.6	(15.9)%	176.5	212.7	(17.0)%
Selling, general, and administrative expenses	48.0	55.3	(13.3)%	95.5	110.1	(13.3)%
Operating income	40.0	49.3	(18.8)%	81.0	102.6	(21.1)%
Corporate
Selling, general, and administrative expenses	$26.2	$31.5	(16.6)%	$53.5	$60.7	(11.8)%
Operating loss	(26.2)	(31.5)	(16.6)%	(53.5)	(60.7)	(11.8)%

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales were similar in the second quarter of fiscal 2024, as compared to the same period of fiscal 2023, with lower net sales in the Infrastructure segment and slightly higher net sales in the Agriculture segment. On a consolidated basis, net sales decreased in the first half of fiscal 2024, as compared to the same period of fiscal 2023, with lower net sales in both the Infrastructure and Agriculture segments.

On a consolidated basis, gross profit and gross profit margin decreased in the second quarter of fiscal 2024, as compared to the same period of fiscal 2023, driven by a decrease in gross profit in the Agriculture segment partially offset by an increase in gross profit in the Infrastructure segment. Gross profit decreased in the first half of fiscal 2024, as compared to the same period of fiscal 2023, while gross profit margin increased. Favorability from steel deflation, strong commercial execution, and pricing strategies in the Infrastructure segment was more than offset by lower volumes and pricing in Brazil in the Agriculture segment.

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

Consolidated selling, general, and administrative expenses (“SG&A”) decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, primarily driven by decreased compensation costs largely attributable to the Realignment Program in fiscal 2023.

In the second quarter and first half of fiscal 2023, SG&A in the Agriculture segment included amortization of identified intangible assets of $1.6 million and $3.3 million, respectively, and stock-based compensation expense of $2.3 million and $4.3 million, respectively, from the Prospera subsidiary acquired in fiscal 2021. Prospera intangible asset amortization was $0.1 million and $0.2 million, respectively, and stock-based compensation expense was $1.3 million and $2.1 million, respectively, for the second quarter and first half of fiscal 2024.

Consolidated operating income for the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, was impacted by the lower SG&A as a result of the Realignment Program partially offset by decreased gross profit.

Acquisitions and Divestitures

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

Net Interest Expense

Consolidated net interest expense was flat in the second quarter of fiscal 2024, as compared to the same period of fiscal 2023. The increase in average outstanding borrowings on the revolving line of credit along with higher average interest rates resulted in higher consolidated net interest expense in the first half of fiscal 2024, as compared to the same period of fiscal 2023.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of fiscal 2024 was 23.5% and 24.4%, respectively, as compared to 26.4% and 28.2% in the same periods of fiscal 2023. The change in the effective tax rate was primarily the result of the reduction of a valuation allowance on a tax loss carryforward in a foreign subsidiary totaling approximately $3.0 million in addition to a change in the mix of foreign earnings.

Infrastructure Segment

	Thirteen weeks ended
	June 29,	July 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
Transmission, Distribution, and Substation	$323.0	$314.4	$8.6	2.8%
Lighting and Transportation	243.6	246.1	(2.5)	(1.0)%
Coatings	91.6	91.1	0.5	0.5%
Telecommunications	58.4	67.7	(9.3)	(13.8)%
Solar	46.1	51.3	(5.2)	(10.1)%
Total sales	$762.7	$770.6	$(7.9)	(1.0)%

Operating income	$133.5	$115.9	$17.6	15.2%

	Twenty-six weeks ended
	June 29,	July 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
Transmission, Distribution, and Substation	$648.3	$629.1	$19.2	3.1%
Lighting and Transportation	465.7	475.3	(9.6)	(2.0)%
Coatings	178.7	181.2	(2.5)	(1.4)%
Telecommunications	112.4	135.9	(23.5)	(17.3)%
Solar	81.3	85.2	(3.9)	(4.5)%
Total sales	$1,486.4	$1,506.7	$(20.3)	(1.4)%

Operating income	$251.4	$210.3	$41.1	19.6%

Transmission, Distribution, and Substation sales increased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to strategic pricing initiatives and increased sales volumes. These increases occurred amid strong utility market demand, driven by ongoing investments in the global energy transition and grid hardening. However, a greater mix of distribution and substation structures and the unfavorable contractual pricing impact of steel index deflation limited overall sales growth.

Lighting and Transportation sales decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to lower sales volumes along with unfavorable currency translation effects totaling approximately $3.7 million for the first half of fiscal 2024.

Coatings sales increased slightly in the second quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to increased average selling prices more than offsetting decreased sales volumes. Coatings sales decreased slightly in the first half of fiscal 2024, as compared to the same period of fiscal 2023, due to lower sales volumes more than offsetting increased average selling prices. The decrease was also impacted by unfavorable currency translation effects totaling approximately $1.6 million.

Telecommunications sales decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to much lower sales volumes as a result of a softer market environment.

Solar sales decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to decreased sales volumes primarily driven by project timing.

Infrastructure gross profit and gross profit margin increased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to commercial and pricing strategies contributing to increased average selling prices along with lower overall costs of goods sold from declining steel costs. These items, partially offset by decreased sales volumes primarily in the Telecommunications product line, resulted in an overall increase in the amount of gross profit.

Infrastructure SG&A decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased compensation costs primarily as a result of the Realignment Program.

Infrastructure operating income increased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, as decreased sales volumes were more than offset by gross profit improvements along with decreased SG&A.

Agriculture Segment

	Thirteen weeks ended
	June 29,	July 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
North America	$161.3	$140.9	$20.4	14.4%
International	120.4	139.0	(18.6)	(13.4)%
Total sales	$281.7	$279.9	$1.8	0.6%

Operating income	$40.0	$49.3	$(9.3)	(18.8)%

	Twenty-six weeks ended
	June 29,	July 1,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
North America	$321.2	$323.9	$(2.7)	(0.8)%
International	219.2	288.2	(69.0)	(23.9)%
Total sales	$540.4	$612.1	$(71.7)	(11.7)%

Operating income	$81.0	$102.6	$(21.6)	(21.1)%

In North America, the increase in Agriculture sales for the second quarter of fiscal 2024, as compared to the same period of fiscal 2023, was driven by a large increase in replacement sales due to severe weather impacts in the midwestern and southern U.S., partially offset by decreased average selling prices due to targeted regional pricing actions. Sales in the first half of fiscal 2024 were comparable to the same period of fiscal 2023.

International sales decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to significantly lower sales in Brazil due to normalizing backlog levels and lower grain prices impacting growers’ buying behavior, partially offset by higher project sales in the Middle East and incremental sales from the HR Products acquisition.

Sales of Technology Products and Services decreased in the first quarter and second half of fiscal 2024, as compared to the same periods of fiscal 2023.

Our Agriculture business is cyclical and is impacted by changes in net farm income, commodity prices, weather volatility, geopolitical factors, and farmer sentiment related to future economic uncertainty. We continue to monitor the potential impacts of these factors on our financial results including estimated U.S. net farm income, as released annually by the U.S. Department of Agriculture. In Brazil, we also actively track changes in grain prices and projected farm input costs to evaluate grower sentiment. Irrigation Equipment and Parts sales in North America are expected to remain below prior-year levels for the remainder of fiscal 2024.

Agriculture segment gross profit decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased sales volumes in Brazil and decreased average selling prices both in North America and internationally, partially offset by increased sales volumes in North America.

Agriculture segment SG&A decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased compensation costs, largely attributable to the Realignment Program, along with lower intangible asset amortization expense as a result of the third quarter of fiscal 2023 impairment of certain Prospera amortizing proprietary technology.

Agriculture operating income decreased in the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased sales volumes and pricing in Brazil partially offset by decreased SG&A.

Corporate

Corporate SG&A decreased for the second quarter and first half of fiscal 2024, as compared to the same periods of fiscal 2023, due to decreased compensation costs primarily as a result of the Realignment Program in fiscal 2023.

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

We intend to manage our capital structure to maintain our investment-grade debt rating. Our most recent ratings were Baa3 (positive outlook) by Moody’s Investors Service, Inc., BBB- (stable outlook) by Fitch Ratings, Inc., and BBB+ (stable outlook) by S&P Global Ratings. We expect to maintain a ratio of debt to invested capital which will support our current investment-grade debt rating.

In May 2014, the Board of Directors authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions, including accelerated purchase agreements. The Board of Directors authorized an additional $250.0 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400.0 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of June 29, 2024, we have acquired approximately 8.1 million shares for approximately $1,278.8 million under this share repurchase program.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution that allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, or payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of June 29, 2024 and December 30, 2023, our accounts payable on our Condensed Consolidated Balance Sheets included $41.5 million and $41.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of June 29, 2024 consisted primarily of senior unsecured notes and borrowings on our revolving credit facility.

Senior Unsecured Notes

Our senior unsecured notes as of June 29, 2024 were:

●	$450.0 million face value ($433.8 million carrying value) notes that bear interest at 5.00% per annum and are due in October 2044, and
●	$305.0 million face value ($295.3 million carrying value) notes that bear interest at 5.25% per annum and are due in October 2054.

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

As of June 29, 2024 and December 30, 2023, we had outstanding borrowings of $287.4 million and $377.9 million, respectively, under the revolving credit facility. The revolving credit facility contains a financial covenant that may limit our additional borrowing capability under the agreement. As of June 29, 2024, we had the ability to borrow $512.4 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.1 million, $36.2 million of which were unused as of June 29, 2024.

Our senior unsecured notes and revolving credit facility each contain cross-default provisions which permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

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

As of June 29, 2024, we were in compliance with all covenants related to these debt agreements.

The calculations of Adjusted EBITDA and the leverage ratio are presented in “Selected Financial Measures”.

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

We had cash balances of $163.1 million as of June 29, 2024 with approximately $141.7 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of June 29, 2024, we had a liability for foreign withholding taxes and U.S. state income taxes of $1.6 million and $0.7 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the twenty-six weeks ended June 29, 2024 and July 1, 2023:

	Twenty-six weeks ended
	June 29,	July 1,
Dollars in thousands	2024	2023
Net cash flows from operating activities	$154,143	$109,546
Net cash flows from investing activities	(36,504)	(34,046)
Net cash flows from financing activities	(150,875)	(94,154)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $154.1 million in the first half of fiscal 2024, as compared to $109.5 million in the same period of fiscal 2023. The change in operating cash flows was primarily the result of the increase in net earnings as well as the favorable impact of lower steel prices on our working capital. This was partially offset by payments of severance and other employee benefit costs related to the Realignment Program totaling $10.6 million and a reduction of our sold trade accounts receivable balance totaling $40.0 million in the first half of fiscal 2024.

Investing Cash Flows – Cash used in investing activities totaled $36.5 million in the first half of fiscal 2024, as compared to $34.0 million in the same period of fiscal 2023. Investing activities in the first half of fiscal 2024 primarily included capital spending of $33.3 million. Investing activities in the first half of fiscal 2023 primarily included capital spending of $45.4 million, partially offset by proceeds from a divestiture of $6.4 million and proceeds from property damage insurance claims of $4.8 million. We expect our capital expenditures to be in the range of $95.0 million to $110.0 million for fiscal 2024.

Financing Cash Flows – Cash used in financing activities totaled $150.9 million in the first half of fiscal 2024, as compared to $94.2 million in the same period of fiscal 2023. Our total interest-bearing debt was $1,046.0 million as of June 29, 2024 and $1,138.1 million as of December 30, 2023. Financing activities in the first half of fiscal 2024 primarily consisted of borrowings on the revolving credit agreement and short-term notes of $21.1 million offset by principal payments on our long-term debt and short-term borrowings of $112.7 million, dividends paid of $24.2 million, the purchase of treasury shares of $14.9 million, the purchase of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans of $4.4 million. Financing activities in the first half of fiscal 2023 primarily consisted of borrowings on the revolving credit agreement and short-term notes of $179.9 million offset by principal payments on our long-term debt and short-term borrowings of $103.7 million, dividends paid of $24.4 million, the purchase of treasury shares of $135.1 million, and the net activity from stock option and incentive plans of $10.2 million.

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

Combined financial information for the thirteen and twenty-six weeks ended June 29, 2024 and July 1, 2023 was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29,	July 1,	June 29,	July 1,
Dollars in thousands	2024	2023	2024	2023
Net sales	$701,017	$685,778	$1,383,179	$1,401,249
Gross profit	214,564	210,310	424,204	401,805
Operating income	101,506	86,175	194,084	158,007
Net earnings	61,753	52,945	121,222	73,156
Net earnings attributable to Valmont Industries, Inc.	61,753	52,497	121,222	72,540

Combined financial information as of June 29, 2024 and December 30, 2023 was as follows:

	June 29,	December 30,
Dollars in thousands	2024	2023
Current assets	$812,682	$777,539
Non-current assets	845,273	872,016
Current liabilities	337,910	361,211
Non-current liabilities	1,371,762	1,436,131
Redeemable noncontrolling interests	—	10,518

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $104,757 and $136,904 as of June 29, 2024 and December 30, 2023, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $238,144 and $216,633 as of June 29, 2024 and December 30, 2023, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended June 29, 2024 was as follows:

Four Fiscal
Quarters Ended
June 29,
Dollars in thousands	2024
Net cash flows from operating activities	$351,372
Interest expense	60,852
Income tax expense	87,399
Impairment of long-lived assets	(140,844)
Deferred income tax benefit	19,830
Redeemable noncontrolling interests	1,123
Defined benefit pension plan cost	(444)
Contribution to defined benefit pension plan	20,095
Changes in assets and liabilities, net of acquisitions	53,681
Other	(1,546)
EBITDA	$451,518
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	1,130
Adjusted EBITDA	$628,702

Four Fiscal
Quarters Ended
June 29,
Dollars in thousands	2024
Net earnings attributable to Valmont Industries, Inc.	$174,471
Interest expense	60,853
Income tax expense	87,398
Depreciation and amortization expense	95,325
Stock-based compensation	33,471
EBITDA	$451,518
Impairment of long-lived assets	140,844
Realignment charges	35,210
Proforma acquisition adjustment	1,130
Adjusted EBITDA	$628,702

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

The calculation of the leverage ratio as of June 29, 2024, was as follows:

June 29,
Dollars in thousands	2024
Interest-bearing debt, excluding origination fees and discounts of $25,965	$1,045,953
Less: Cash and cash equivalents in excess of $50,000	113,142
Net indebtedness	$932,811
Adjusted EBITDA	628,702
Leverage ratio	1.48

The leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Commitments

There were no material changes in the Company’s financial obligations and commitments during the twenty-six weeks ended June 29, 2024. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Critical Accounting Estimates

There were no material changes in the Company’s critical accounting estimates during the twenty-six weeks ended June 29, 2024. For additional information on the Company’s critical accounting policies, refer to the “Critical Accounting Policies” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the twenty-six weeks ended June 29, 2024. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes in the Company’s legal proceedings during the twenty-six weeks ended June 29, 2024. For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the twenty-six weeks ended June 29, 2024. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Periods	Purchased	per Share	or Programs	or Programs (1)
March 31, 2024 to April 27, 2024	—	$—	—	$136,108,000
April 28, 2024 to June 1, 2024	59,186	252.38	59,186	121,168,000
June 2, 2024 to June 29, 2024	—	—	—	121,168,000
Total	59,186	$252.38	59,186	$121,168,000
(1)	In May 2014, we announced a new capital allocation philosophy that covered a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over twelve months at prevailing market prices, through open market or privately negotiated transactions. In February 2015, and again in October 2018, the Board of Directors authorized an additional purchase of up to $250.0 million of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of Directors increased the amount remaining under the program by an additional $400.0 million, with no stated expiration date, bringing the total authorization to $1,400.0 million. As of June 29, 2024, we have acquired 8,051,134 shares for approximately $1,278.8 million under this share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Separation and Release Agreement between Aaron M. Schapper and Valmont Industries, Inc. dated June 7, 2024. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated June 7, 2024 and is incorporated by reference.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 31st day of July 2024