Form 10-Q
period 2024-09-28
VALMONT INDUSTRIES INC
filed 2024-10-30
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

Large accelerated filer ☒Accelerated filer ☐

Non-accelerated filer ☐Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 25, 2024, there were 20,035,441 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023	4
	Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023	5
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 28, 2024 and September 30, 2023	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Product sales	$922,062	$949,217	$2,725,219	$2,853,098
Service sales	98,113	101,078	312,521	305,974
Net sales	1,020,175	1,050,295	3,037,740	3,159,072
Product cost of sales	659,805	669,472	1,916,751	2,002,675
Service cost of sales	58,677	65,712	192,798	203,304
Total cost of sales	718,482	735,184	2,109,549	2,205,979
Gross profit	301,693	315,111	928,191	953,093
Selling, general, and administrative expenses	175,958	194,277	523,595	580,060
Impairment of goodwill and other intangible assets	—	140,844	—	140,844
Realignment charges	—	4,180	—	4,180
Operating income (loss)	125,735	(24,190)	404,596	228,009
Other income (expenses):
Interest expense	(14,313)	(13,472)	(46,380)	(41,494)
Interest income	2,080	3,186	5,358	4,579
Gain (loss) on deferred compensation investments	1,160	(344)	3,116	1,791
Gain on divestiture	—	—	—	2,994
Other	(2,307)	165	(3,662)	(4,593)
Total other income (expenses)	(13,380)	(10,465)	(41,568)	(36,723)
Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries	112,355	(34,655)	363,028	191,286
Income tax expense (benefit):
Current	46,133	29,654	106,738	91,801
Deferred	(16,409)	(14,193)	(15,959)	(12,562)
Total income tax expense	29,724	15,461	90,779	79,239
Earnings (loss) before equity in loss of nonconsolidated subsidiaries	82,631	(50,116)	272,249	112,047
Equity in loss of nonconsolidated subsidiaries	(21)	(199)	(60)	(1,219)
Net earnings (loss)	82,610	(50,315)	272,189	110,828
Loss (earnings) attributable to redeemable noncontrolling interests	458	1,287	(1,583)	4,060
Net earnings (loss) attributable to Valmont Industries, Inc.	$83,068	$(49,028)	$270,606	$114,888
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$4.13	$(2.34)	$13.43	$5.45
Diluted	$4.11	$(2.34)	$13.34	$5.40

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net earnings (loss)	$82,610	$(50,315)	$272,189	$110,828
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	33,314	(28,342)	(6,872)	(8,186)
Hedging activities:
Unrealized loss on commodity hedges	(732)	(397)	(2,791)	(3,212)
Realized loss on commodity hedges included in net earnings	1,163	743	744	4,540
Unrealized gain (loss) on cross currency swaps	(2,140)	2,072	(1,129)	721
Amortization cost included in interest expense	(12)	(12)	(36)	(40)
Total hedging activities	(1,721)	2,406	(3,212)	2,009
Net gain on defined benefit pension plan	396	95	1,158	281
Total other comprehensive income (loss), net of tax	31,989	(25,841)	(8,926)	(5,896)
Comprehensive income (loss)	114,599	(76,156)	263,263	104,932
Comprehensive loss (income) attributable to redeemable noncontrolling interests	138	1,098	(1,581)	3,233
Comprehensive income (loss) attributable to Valmont Industries, Inc.	$114,737	$(75,058)	$261,682	$108,165

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	September 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$200,477	$203,041
Receivables, net	714,010	657,960
Inventories	611,422	658,428
Contract assets	183,085	175,721
Prepaid expenses and other current assets	98,165	92,479
Total current assets	1,807,159	1,787,629
Property, plant, and equipment, at cost	1,551,817	1,513,239
Less accumulated depreciation	(942,816)	(895,845)
Property, plant, and equipment, net	609,001	617,394
Goodwill	636,425	632,964
Other intangible assets, net	141,878	150,687
Defined benefit pension asset	37,716	15,404
Other non-current assets	264,649	273,370
Total assets	$3,496,828	$3,477,448

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$531	$719
Notes payable to banks	1,309	3,205
Accounts payable	353,883	358,311
Accrued employee compensation and benefits	119,073	130,861
Contract liabilities	100,150	70,978
Other accrued expenses	155,016	146,903
Income taxes payable	28,066	—
Dividends payable	12,021	12,125
Total current liabilities	770,049	723,102
Deferred income taxes	8,011	21,205
Long-term debt, excluding current installments	898,201	1,107,885
Operating lease liabilities	149,253	162,743
Deferred compensation	33,499	32,623
Other non-current liabilities	50,011	12,818
Total liabilities	1,909,024	2,060,376
Redeemable noncontrolling interests	46,111	62,792
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	9,721	—
Retained earnings	2,877,980	2,643,606
Accumulated other comprehensive loss	(282,160)	(273,236)
Treasury stock	(1,091,748)	(1,043,990)
Total shareholders’ equity	1,541,693	1,354,280
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,496,828	$3,477,448

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine weeks ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$272,189	$110,828
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	70,541	73,638
Contribution to defined benefit pension plan	(19,539)	(15,259)
Impairment of goodwill and other intangible assets	—	140,844
Gain on divestiture	—	(2,994)
Stock-based compensation	21,665	28,810
Net periodic pension cost	482	186
Loss on sale of property, plant, and equipment	474	822
Equity in loss of nonconsolidated subsidiaries	60	1,219
Deferred income taxes	(15,959)	(12,562)
Changes in assets and liabilities:
Receivables	(65,013)	(66,190)
Inventories	44,041	50,133
Contract assets	(7,310)	4,419
Prepaid expenses and other assets (current and non-current)	(6,955)	(20,986)
Accounts payable	(3,728)	(11,212)
Contract liabilities	66,227	(88,293)
Accrued expenses	(6,413)	11,022
Income taxes payable	23,766	10,557
Other non-current liabilities	4,736	(24,114)
Net cash flows from operating activities	379,264	190,868
Cash flows from investing activities:
Purchases of property, plant, and equipment	(53,833)	(71,233)
Proceeds from divestiture, net of cash divested	—	6,369
Proceeds from sales of assets	383	1,565
Proceeds from property damage insurance claims	—	6,770
Acquisitions, net of cash acquired	—	(31,839)
Other, net	(1,649)	(898)
Net cash flows from investing activities	(55,099)	(89,266)
Cash flows from financing activities:
Proceeds from short-term borrowings	7,436	24,649
Repayments on short-term borrowings	(9,335)	(27,290)
Proceeds from long-term borrowings	30,009	215,012
Principal repayments on long-term borrowings	(240,522)	(109,335)
Proceeds from settlement of financial derivatives	2,711	—
Dividends paid	(36,337)	(36,983)
Dividends to redeemable noncontrolling interests	(664)	(662)
Purchases of redeemable noncontrolling interests	(17,745)	—
Repurchases of common stock	(55,069)	(166,663)
Proceeds from exercises under stock plans	4,567	5,348
Tax withholdings on exercises under stock plans	(8,492)	(15,567)
Other, net	(2,436)	—
Net cash flows from financing activities	(325,877)	(111,491)
Effect of exchange rate changes on cash and cash equivalents	(852)	(2,951)
Net change in cash and cash equivalents	(2,564)	(12,840)
Cash and cash equivalents—beginning of period	203,041	185,406
Cash and cash equivalents—end of period	$200,477	$172,566

Supplemental disclosures of cash flow information:
Interest paid	$35,973	$30,932
Income taxes paid	84,548	88,930

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Repurchases of common stock; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980
Net earnings	—	—	99,716	—	—	99,716	1,434
Other comprehensive loss	—	—	—	(18,618)	—	(18,618)	(165)
Cash dividends declared ($0.60 per share)	—	—	(12,098)	—	—	(12,098)	—
Repurchases of common stock; 59,186 shares acquired	—	—	—	—	(15,061)	(15,061)	—
Stock option and incentive plans	—	(533)	—	—	8,784	8,251	—
Balance as of June 29, 2024	$27,900	$5,135	$2,806,933	$(313,829)	$(1,054,658)	$1,471,481	$46,249
Net earnings (loss)	—	—	83,068	—	—	83,068	(458)
Other comprehensive income	—	—	—	31,669	—	31,669	320
Cash dividends declared ($0.60 per share)	—	—	(12,021)	—	—	(12,021)	—
Repurchases of common stock; 140,562 shares acquired	—	—	—	—	(40,519)	(40,519)	—
Stock option and incentive plans	—	4,586	—	—	3,429	8,015	—
Balance as of September 28, 2024	$27,900	$9,721	$2,877,980	$(282,160)	$(1,091,748)	$1,541,693	$46,111

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$1,580,847	$60,865
Net earnings (loss)	—	—	74,540	—	—	74,540	(2,195)
Other comprehensive income	—	—	—	8,776	—	8,776	293
Cash dividends declared ($0.60 per share)	—	—	(12,634)	—	—	(12,634)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Repurchases of common stock; 356,887 shares acquired	—	—	—	—	(111,115)	(111,115)	—
Stock option and incentive plans	—	—	(19,317)	—	19,002	(315)	—
Balance as of April 1, 2023	$27,900	$—	$2,635,628	$(266,133)	$(857,296)	$1,540,099	$58,301
Net earnings (loss)	—	—	89,376	—	—	89,376	(578)
Other comprehensive income	—	—	—	10,531	—	10,531	345
Cash dividends declared ($0.60 per share)	—	—	(12,607)	—	—	(12,607)	—
Repurchases of common stock; 85,300 shares acquired	—	—	—	—	(25,132)	(25,132)	—
Stock option and incentive plans	—	—	(2,015)	—	11,972	9,957	—
Balance as of July 1, 2023	$27,900	$—	$2,710,382	$(255,602)	$(870,456)	$1,612,224	$58,068
Net loss	—	—	(49,028)	—	—	(49,028)	(1,287)
Other comprehensive income (loss)	—	—	—	(26,030)	—	(26,030)	189
Cash dividends declared ($0.60 per share)	—	—	(12,532)	—	—	(12,532)	—
Repurchases of common stock; 126,482 shares acquired	—	—	—	—	(31,841)	(31,841)	—
Stock option and incentive plans	—	—	8,352	—	597	8,949	—
Balance as of September 30, 2023	$27,900	$—	$2,657,174	$(281,632)	$(901,700)	$1,501,742	$56,970

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Valmont Industries, Inc. and its subsidiaries (collectively, “Valmont” or the “Company”). The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America without audit. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the results for all periods presented.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. Finished and manufactured goods inventories include the costs of acquired raw materials and the related factory labor and overhead charges required to convert raw materials to finished and manufactured goods.

Inventories as of September 28, 2024 and December 30, 2023 consisted of the following:

	September 28,	December 30,
	2024	2023
Raw materials and purchased parts	$220,963	$217,134
Work in process	37,859	37,826
Finished and manufactured goods	352,600	403,468
Total inventories	$611,422	$658,428

Geographical Markets

Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
United States	$78,520	$31,915	$259,463	$140,839
Foreign	33,835	(66,570)	103,565	50,447
Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries	$112,355	$(34,655)	$363,028	$191,286

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

The components of the net periodic pension cost for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Interest cost	$5,445	$5,472	$15,929	$16,142
Expected return on plan assets	(5,808)	(5,536)	(16,991)	(16,330)
Amortization of prior service costs	132	128	386	374
Amortization of net actuarial loss	396	—	1,158	—
Net periodic pension cost	$165	$64	$482	$186

Stock Plans

The Company maintains stock-based compensation plans approved by the shareholders. These plans provide that the Human Resources Committee of the Board of Directors may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and bonuses of common stock. As of September 28, 2024, 1,485,078 shares of common stock remained available for issuance under the plans.

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

The Company’s stock-based compensation (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations) and associated income tax benefits related to stock options and restricted stock awards for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Stock-based compensation	$7,557	$8,954	$21,665	$28,810
Income tax benefits	1,889	2,239	5,416	7,203

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

(Dollars in thousands, except per-share amounts)

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

Deferred Compensation Investments: The Company’s deferred compensation investments include mutual funds invested in debt and equity securities in the Valmont Deferred Compensation Plan. Quoted market prices are available for these securities in an active market. The investments are included in “Other non-current assets” in the Condensed Consolidated Balance Sheets.

Derivative Financial Instruments: The fair values of foreign currency, commodity, and cross currency swap derivative contracts are based on valuation models that use market observable inputs including forward and spot prices for commodities and currencies.

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	September 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$26,619	$26,619	$—	$—
Derivative financial instruments, net	(3,358)	—	(3,358)	—
Cash and cash equivalents—mutual funds	8,989	8,989	—	—

	Carrying Value	Fair Value Measurement Using:
	December 30, 2023	Level 1	Level 2	Level 3
Deferred compensation investments	$26,803	$26,803	$—	$—
Derivative financial instruments, net	2,860	—	2,860	—
Cash and cash equivalents—mutual funds	6,258	6,258	—	—

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, measured at fair value on a non-recurring basis using Level 3 inputs. See Note 5 for further information.

Leases

The Company’s operating lease right-of-use assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Condensed Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), foreign currency translation adjustments, certain derivative-related activity, and changes in prior service costs and net actuarial losses from the pension plan. Results of operations for foreign subsidiaries are translated using the average exchange rates during the period. Assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. Accumulated other comprehensive income (loss) (“AOCI”) consisted of the following as of September 28, 2024 and December 30, 2023:

	September 28,	December 30,
	2024	2023
Foreign currency translation adjustments	$(243,560)	$(236,690)
Hedging activities	17,777	20,989
Defined benefit pension plan	(56,377)	(57,535)
Accumulated other comprehensive loss	$(282,160)	$(273,236)

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

Customer acceptance provisions exist only in the design stage of our products (on a limited basis, the Company may agree to other acceptance terms). Acceptance of the design by the customer is required before manufacturing commences and the product is manufactured and delivered to the customer. The Company is generally not entitled to compensation solely based on the product design and does not recognize this service as a separate performance obligation. Therefore, no revenue is recognized for design services. No general rights of return exist for customers once the product has been delivered, and the Company establishes provisions for estimated warranties.

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

Most of the Company’s customers are invoiced upon shipment or delivery of the goods to the customer’s specified location. As revenue is recognized over time, contract assets are recorded, and such contract assets are relieved when the customer is invoiced. As of September 28, 2024 and December 30, 2023, total contract assets were $183,085 and $175,721, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Certain customers are also invoiced by advanced billings or progress billings. When progress on performance obligations is less than the amount the customer has been billed, a contract liability is recognized. As of September 28, 2024 and December 30, 2023, total contract liabilities were $135,950 and $70,978, respectively. As of September 28, 2024, $100,150 was recorded as “Contract liabilities” and $35,800 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and thirty-nine weeks ended September 28, 2024, the Company recognized $5,269 and $46,778 of revenue that was included in the total contract liability as of December 30, 2023, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	During the thirteen and thirty-nine weeks ended September 30, 2023, the Company recognized $49,644 and $149,801 of revenue that was included in the total contract liability as of December 31, 2022, respectively. The revenue recognized was due to applying advance payments received for performance obligations completed during the period.
●	As of September 28, 2024, the Company had $35,800 of remaining performance obligations on contracts with an expected duration of one year or more and expects to complete the remaining performance obligations on these contracts within the next 12 to 24 months.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete structures within the TD&S and Telecommunications product lines are engineered to customer specifications resulting in limited ability to sell the structures to a different customer if an order is canceled after production commences. The continuous transfer of control to the customer is evidenced by contractual termination clauses or rights to payment for work performed to date plus a reasonable profit as the products do not have an alternative use to the Company. Since control is transferred over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. The selection of the method to measure progress toward completion requires judgment. For the structures manufactured within the TD&S and Telecommunications product lines, the Company generally recognizes revenue on an inputs basis, using total production hours incurred for each order as a percentage of total hours estimated to complete the order. The completion percentage is applied to the order’s total revenue and estimated costs to determine reported revenue, cost of sales, and gross profit. Production of an order, once started, is typically completed within three months. Depending on the product sold, revenue from the Solar product line is recognized upon shipment or delivery of goods to the customer depending on contract terms. External sales agents are used in certain TD&S product line sales. The Company has chosen to expense estimated commissions owed to third parties by recognizing them proportionately as the goods are manufactured.

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

(Dollars in thousands, except per-share amounts)

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

The disaggregation of revenue by product line is disclosed in Note 8.

Supplier Finance Program

During fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program that allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution and the Company’s rights and obligations to suppliers are not impacted. The Company has no economic interest in a supplier’s decision to enter these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices not previously sold under the supplier finance program. The invoice amounts and scheduled payment terms are not impacted by the suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in “Net cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023 were $40,823 and $41,916 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.

Confirmed obligations outstanding as of December 30, 2023	$41,916
Invoices confirmed during the period	159,600
Confirmed invoices paid during the period	(160,693)
Confirmed obligations outstanding as of September 28, 2024	$40,823

Redeemable Noncontrolling Interests

Subsequent to the issuance of the Company’s Consolidated Financial Statements as of and for the period ended September 30, 2023, the Company identified an error in the presentation of “Noncontrolling interests in consolidated subsidiaries” of $60,865 as of December 31, 2022, $58,301 as of April 1, 2023, $58,068 as of July 1, 2023, and $56,970 as of September 30, 2023 that has been corrected in the current period. Such amounts were previously reported within “Total shareholders’ equity” and have been revised in the September 30, 2023 Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests to be presented as “Redeemable noncontrolling interests” outside of “Total shareholders’ equity”. The Company has evaluated the materiality of this error based on an analysis of quantitative and qualitative factors and concluded it was not material to the prior period financial statements, individually or in aggregate.

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

(Dollars in thousands, except per-share amounts)

(Unaudited)

accreted to the future redemption value using the effective interest method up to the date on which the put right becomes effective. Any accretion adjustment in the current reporting period of the redeemable noncontrolling interest is offset against retained earnings and impacts earnings used in the calculation of earnings per share in the reporting period.

As of September 28, 2024 and December 30, 2023, the redeemable noncontrolling interests were $46,111 and $62,792, respectively. The ultimate amount paid for the redeemable noncontrolling interests could be significantly different because the redemption amounts depend on the future results of the operations of the businesses.

Treasury Stock

Repurchased shares are recorded as “Treasury stock” and result in a reduction of “Shareholders’ equity” in the Condensed Consolidated Balance Sheets. When treasury shares are re-issued, the Company uses the last-in, first-out method, and the difference between the repurchase cost and re-issuance price is charged or credited to “Additional paid-in capital”.

In May 2014, the Company announced a capital allocation philosophy that covered a share repurchase program. Specifically, the Board of Directors at that time authorized the purchase of up to $500,000 of the Company’s outstanding common stock from time to time over the next twelve months at prevailing market prices, through open market or privately negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250,000 of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of Directors increased the amount remaining under the program by an additional $400,000, with no stated expiration date, bringing the total authorization to $1,400,000. As of September 28, 2024, the Company has acquired 8,191,696 shares for $1,318,961 under this share repurchase program.

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

(2) ACQUISITIONS

Acquisition of Business

On August 31, 2023, the Company acquired HR Products for $58,044 Australian dollars ($37,302 United States (“U.S.”) dollars) in cash (net of cash acquired) and subject to working capital adjustments. Of this amount, $7,200 Australian

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

dollars ($4,626 U.S. dollars) was withheld by the Company at closing as a retention fund, to be settled in two equal payments 12 and 24 months from the acquisition date for contingencies and disagreements. The first payment was made in the third quarter of fiscal 2024.

HR Products provides a broad range of irrigation products to serve the agriculture and landscaping industries. Its operations are reported in the Agriculture segment. The acquisition strengthens the Company’s value proposition to customers in the key agriculture market of Australia by expanding its geographic footprint and accelerating its aftermarket parts presence. The acquired customer relationships will be amortized over 13 years. The amount allocated to goodwill is attributable to anticipated synergies and other intangibles that do not qualify for separate recognition. The amount allocated to goodwill is not deductible for tax purposes. The Company finalized the purchase price allocation in the third quarter of fiscal 2024.

The following table summarizes the fair values of the assets acquired and liabilities assumed of HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,153
Property, plant, and equipment	1,397
Goodwill	9,508
Customer relationships	11,503
Other non-current assets	3,997
Total fair value of assets acquired	50,558
Current liabilities	4,183
Deferred income taxes	3,046
Operating lease liabilities	2,792
Total fair value of liabilities assumed	10,021
Net assets acquired	$40,537

Proforma disclosures were omitted as this acquisition does not have a significant impact on the Company’s financial results.

Acquisition-related costs incurred for the above acquisition were insignificant for all periods presented.

Acquisitions of Redeemable Noncontrolling Interests

In the first quarter of fiscal 2024, the Company acquired approximately 9% of ConcealFab, Inc. for $7,227 and the remaining portion of Valmont Substations, LLC for $10,518. These transactions were for the acquisitions of portions of the remaining shares of consolidated subsidiaries with no changes in control.

(3) DIVESTITURES

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment Company, LLC, an integrator of prepackaged pump stations in Indiana reported in the Agriculture segment, for net proceeds of $6,369. In the second quarter of fiscal 2023, a pre-tax gain of $2,994 was reported in “Other income (expenses)” in the Condensed Consolidated Statements of Operations.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

During the third quarter of fiscal 2023, the Company recorded the following pre-tax expenses for the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$1,069	$907	$2,204	$4,180

During the fiscal year ended December 30, 2023, the Company recorded the following cumulative pre-tax expenses for the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$17,260	$9,101	$8,849	$35,210

Changes in liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 30,	Realignment	Otherwise	September 28,
	2023	Expense	Settled	2024
Severance and other employee benefit costs	$12,514	$—	$(11,833)	$681

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by segment as of September 28, 2024 and December 30, 2023 was as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 30, 2023	$478,663	$323,683	$802,346
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 30, 2023	429,281	203,683	632,964
Acquisition measurement period adjustment	—	331	331
Foreign currency translation	3,419	(289)	3,130
Balance as of September 28, 2024	$432,700	$203,725	$636,425

	Infrastructure	Agriculture	Total
Gross balance as of September 28, 2024	$482,082	$323,725	$805,807
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of September 28, 2024	$432,700	$203,725	$636,425

In the third quarter of fiscal 2024, the Company performed its annual goodwill impairment assessment utilizing a quantitative test on all of its reporting units using a measurement date of September 1, 2024. The fair values of the reporting units were estimated using a discounted cash flow analysis which requires the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The estimated fair value of all reporting units exceeded their respective carrying value and no impairments were recorded for fiscal 2024.

In the third quarter of fiscal 2023, the Company recognized impairment charges of $120,000 and $1,915 in the Agriculture and Infrastructure segments, respectively, as a result of the Company’s annual goodwill impairment assessment as of September 2, 2023.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Other Intangible Assets

The components of other intangible assets as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$234,987	$167,652	$233,852	$157,873
Patents and proprietary technology	60,107	46,880	59,311	45,416
Trade names	2,870	1,369	2,870	1,056
Other	4,505	4,380	4,787	4,538
Non-amortizing intangible assets:
Trade names	59,690	—	58,750	—
	$362,159	$220,281	$359,570	$208,883

Amortizing intangible assets carry a remaining weighted-average life of approximately three years. Amortization expenses were $3,112 and $10,183 for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, and $5,191 and $15,606 for the thirteen and thirty-nine weeks ended September 30, 2023, respectively. Based on amortizing intangible assets recognized in the Condensed Consolidated Balance Sheets as of September 28, 2024, amortization expense is estimated to average $10,273 for each of the next five fiscal years.

The Company’s indefinite-lived trade names were tested for impairment as of September 1, 2024. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.

In the third quarter of fiscal 2023, the Company recognized an impairment charge of $1,656 within the Infrastructure segment as a result of the Company’s annual indefinite-lived trade name impairment assessment as of September 2, 2023. Additionally, in the third quarter of fiscal 2023, the Company recognized an impairment charge of $17,273 in the Agriculture segment for a certain amortizing proprietary technology intangible asset related to Prospera.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(6) EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation between the net earnings (loss) attributable to Valmont Industries, Inc. and weighted average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to Valmont Industries, Inc.	$83,068	$(49,028)	$270,606	$114,888
Weighted average shares outstanding (in thousands):
Basic	20,092	20,951	20,152	21,083
Dilutive effect of various stock awards	142	—	131	207
Diluted	20,234	20,951	20,283	21,290
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$4.13	$(2.34)	$13.43	$5.45
Dilutive effect of various stock awards	(0.02)	—	(0.09)	(0.05)
Diluted	$4.11	$(2.34)	$13.34	$5.40

In the third quarter of fiscal 2023, the Company reported a net loss. In periods in which the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation, as its inclusion would have an anti-dilutive effect.

As of September 28, 2024 and September 30, 2023, there were 22,600 and 42,774 outstanding stock options with exercise prices exceeding the average market price of common stock during the applicable period excluded from the computation of diluted earnings (loss) per share, respectively.

(7) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages interest rate risk, commodity price risk, and foreign currency risk related to foreign currency denominated transactions and investments in foreign subsidiaries. Depending on the circumstances, the Company may manage these risks by utilizing derivative financial instruments. Some derivative financial instruments are marked to market and recorded in the Company’s Condensed Consolidated Statements of Operations. Others may be accounted for as fair value, cash flow, or net investment hedges. Derivative financial instruments have credit and market risk. The Company manages these risks by monitoring limits as to the types and degree of risk that can be taken and by entering into transactions with counterparties who are recognized, stable multinational banks. Any gains or losses from net investment hedge activities remain in AOCI until the sale or substantially complete liquidation of the related subsidiaries.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

The fair value of derivative instruments as of September 28, 2024 and December 30, 2023 was as follows:

	Condensed Consolidated	September 28,	December 30,
Derivatives designated as hedging instruments:	Balance Sheets location	2024	2023
Commodity contracts	Prepaid expenses and other current assets	$440	$2,520
Commodity contracts	Other accrued expenses	(1,635)	(1,586)
Cross currency swap contracts	Prepaid expenses and other current assets	548	1,938
Cross currency swap contracts	Other accrued expenses	(2,711)	(12)
		$(3,358)	$2,860

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Thirty-nine weeks ended
Derivatives designated	Statements of Operations	September 28,	September 30,	September 28,	September 30,
as hedging instruments:	location	2024	2023	2024	2023
Commodity contracts	Product cost of sales	$(1,552)	$(997)	$(993)	$(6,060)
Foreign currency forward contracts	Other income (expenses)	—	—	—	177
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross currency swap contracts	Interest expense	248	476	934	1,371
		$(1,320)	$(537)	$(107)	$(4,560)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts that qualify as cash flow hedges of the variability in cash flows attributable to future purchases. The gain (loss) realized upon settlement for each will be recorded in “Product cost of sales” in the Condensed Consolidated Statements of Operations in the period consumed. Notional amounts, purchase quantities, and maturity dates of these contracts as of September 28, 2024 were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$15,293	18,500 short tons	September 2024 to April 2025
Natural gas	2,159	543,825 MMBtu	October 2024 to March 2026
Ultra-low-sulfur diesel fuel	1,042	4,410,000 gallons	September 2024 to March 2026

Net Investment Hedges

To mitigate foreign currency risk on the Company’s euro investments and to reduce interest expense, the Company enters into fixed-for-fixed cross currency swaps (“CCS”), swapping U.S. dollar principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 for foreign-currency‑denominated payments. Interest is exchanged twice per year on April 1 and October 1.

The Company designated the full initial notional amounts as hedges of the net investment in certain European subsidiaries under the spot method. All changes in the fair value of the CCS that are included in the assessment of effectiveness (changes due to spot foreign exchange rates) are recorded as cumulative foreign currency translation within AOCI. Net interest receipts are recorded as a reduction of interest expense over the life of the CCS.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Key terms of the CCS net investment hedges as of September 28, 2024 were as follows:

	Notional		Swapped	Set Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2029	3.461%	€74,509

In the first quarter of fiscal 2024, a euro net investment hedge entered into during fiscal 2019 was early settled. The Company received proceeds of $2,711, which will remain in AOCI until either the sale or substantially complete liquidation of the related subsidiaries.

(8) BUSINESS SEGMENTS AND RELATED REVENUE INFORMATION

Based on its management structure, the Company has two reportable segments. Each segment operates globally with a manager responsible for operational performance and capital allocation. Corporate expense is net of certain service-related expenses allocated to business units, generally based on employee headcounts and sales dollars.

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

The Company evaluates the performance of its reportable segments based on operating income (loss) and return on invested capital. For segment purposes, the Company’s operating income (loss) excludes unallocated corporate general and administrative expenses, interest expenses, non-operating income and deductions, and income taxes.

Summary by Business Segment

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
SALES:
Infrastructure	$758,579	$755,076	$2,244,935	$2,261,777
Agriculture	265,286	298,483	805,724	910,579
Total sales	1,023,865	1,053,559	3,050,659	3,172,356
INTERSEGMENT SALES:
Infrastructure	(2,209)	(1,450)	(7,402)	(7,853)
Agriculture	(1,481)	(1,814)	(5,517)	(5,431)
Total intersegment sales	(3,690)	(3,264)	(12,919)	(13,284)
NET SALES:
Infrastructure	756,370	753,626	2,237,533	2,253,924
Agriculture	263,805	296,669	800,207	905,148
Total net sales	$1,020,175	$1,050,295	$3,037,740	$3,159,072

OPERATING INCOME (LOSS):
Infrastructure	$123,657	$103,401	$375,102	$313,703
Agriculture	28,893	(99,670)	109,837	2,904
Total segment operating income	152,550	3,731	484,939	316,607
Unallocated corporate expenses	(26,815)	(27,921)	(80,343)	(88,598)
Total operating income (loss)	$125,735	$(24,190)	$404,596	$228,009

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended September 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$599,705	$119,973	$(3,684)	$715,994
International	158,874	145,313	(6)	304,181
Total sales	$758,579	$265,286	$(3,690)	$1,020,175

Product line:
Transmission, Distribution, and Substation	$342,401	$—	$—	$342,401
Lighting and Transportation	229,219	—	—	229,219
Coatings	88,046	—	(2,201)	85,845
Telecommunications	64,288	—	—	64,288
Solar	34,625	—	(8)	34,617
Irrigation Equipment and Parts	—	243,368	(1,481)	241,887
Technology Products and Services	—	21,918	—	21,918
Total sales	$758,579	$265,286	$(3,690)	$1,020,175

	Thirteen weeks ended September 30, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$572,239	$126,828	$(3,055)	$696,012
International	182,837	171,655	(209)	354,283
Total sales	$755,076	$298,483	$(3,264)	$1,050,295

Product line:
Transmission, Distribution, and Substation	$297,967	$—	$—	$297,967
Lighting and Transportation	252,603	—	—	252,603
Coatings	88,967	—	(1,241)	87,726
Telecommunications	59,630	—	—	59,630
Solar	55,909	—	(209)	55,700
Irrigation Equipment and Parts	—	273,639	(1,814)	271,825
Technology Products and Services	—	24,844	—	24,844
Total sales	$755,076	$298,483	$(3,264)	$1,050,295

	Thirty-nine weeks ended September 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,750,420	$441,198	$(12,836)	$2,178,782
International	494,515	364,526	(83)	858,958
Total sales	$2,244,935	$805,724	$(12,919)	$3,037,740

Product line:
Transmission, Distribution, and Substation	$990,744	$—	$—	$990,744
Lighting and Transportation	694,877	—	—	694,877
Coatings	266,710	—	(7,321)	259,389
Telecommunications	176,649	—	—	176,649
Solar	115,955	—	(81)	115,874
Irrigation Equipment and Parts	—	730,798	(5,517)	725,281
Technology Products and Services	—	74,926	—	74,926
Total sales	$2,244,935	$805,724	$(12,919)	$3,037,740

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirty-nine weeks ended September 30, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,743,635	$450,678	$(12,042)	$2,182,271
International	518,142	459,901	(1,242)	976,801
Total sales	$2,261,777	$910,579	$(13,284)	$3,159,072

Product line:
Transmission, Distribution, and Substation	$927,094	$—	$—	$927,094
Lighting and Transportation	727,862	—	—	727,862
Coatings	270,201	—	(6,611)	263,590
Telecommunications	195,505	—	—	195,505
Solar	141,115	—	(1,242)	139,873
Irrigation Equipment and Parts	—	825,277	(5,431)	819,846
Technology Products and Services	—	85,302	—	85,302
Total sales	$2,261,777	$910,579	$(13,284)	$3,159,072

A breakdown by segment of revenue recognized over time and revenue recognized at a point in time for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 was as follows:

	Thirteen weeks ended September 28, 2024			Thirty-nine weeks ended September 28, 2024
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$421,042	$335,328	$756,370	$1,241,229	$996,304	$2,237,533
Agriculture	254,854	8,951	263,805	776,625	23,582	800,207
Total net sales	$675,896	$344,279	$1,020,175	$2,017,854	$1,019,886	$3,037,740

	Thirteen weeks ended September 30, 2023			Thirty-nine weeks ended September 30, 2023
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$453,829	$299,797	$753,626	$1,316,931	$936,993	$2,253,924
Agriculture	288,780	7,889	296,669	883,797	21,351	905,148
Total net sales	$742,609	$307,686	$1,050,295	$2,200,728	$958,344	$3,159,072

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

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Segment net sales in the following table and elsewhere are presented net of intersegment sales. See Note 8 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

Executive Overview

Results of Operations

	Thirteen weeks ended			Thirty-nine weeks ended
	September	September	Percent	September	September	Percent
Dollars in millions, except per-share amounts	28, 2024	30, 2023	Change	28, 2024	30, 2023	Change
Consolidated
Net sales	$1,020.2	$1,050.3	(2.9)%	$3,037.7	$3,159.1	(3.8)%
Gross profit	301.7	315.1	(4.3)%	928.2	953.1	(2.6)%
as a percentage of net sales	29.6%	30.0%		30.6%	30.2%
Selling, general, and administrative expenses	176.0	194.3	(9.4)%	523.6	580.1	(9.7)%
as a percentage of net sales	17.2%	18.5%		17.2%	18.4%
Impairment of goodwill and other intangible assets	—	140.8	NM	—	140.8	NM
Realignment charges	—	4.2	NM	—	4.2	NM
Operating income (loss)	125.7	(24.2)	NM	404.6	228.0	77.4%
as a percentage of net sales	12.3%	(2.3)%		13.3%	7.2%
Net interest expense	12.2	10.3	18.9%	41.0	36.9	11.1%
Effective tax rate	26.5%	(44.6)%		25.0%	41.4%
Net earnings (loss) attrib. to Valmont Industries, Inc.	83.1	(49.0)	NM	270.6	114.9	135.5%
Diluted earnings (loss) per share	$4.11	$(2.34)	NM	$13.34	$5.40	147.0%
Infrastructure
Net sales	$756.4	$753.6	0.4%	$2,237.5	$2,253.9	(0.7)%
Gross profit	223.4	214.8	4.0%	673.4	640.1	5.2%
Selling, general, and administrative expenses	99.7	106.7	(6.7)%	298.3	321.7	(7.3)%
Impairment of goodwill and other intangible assets	—	3.6	NM	—	3.6	NM
Realignment charges	—	1.1	NM	—	1.1	NM
Operating income	123.7	103.4	19.6%	375.1	313.7	19.6%
Agriculture
Net sales	$263.8	$296.7	(11.1)%	$800.2	$905.1	(11.6)%
Gross profit	78.3	100.3	(21.9)%	254.8	313.0	(18.6)%
Selling, general, and administrative expenses	49.5	61.9	(19.9)%	145.0	172.0	(15.6)%
Impairment of goodwill and other intangible assets	—	137.2	NM	—	137.2	NM
Realignment charges	—	0.9	NM	—	0.9	NM
Operating income (loss)	28.9	(99.7)	NM	109.8	2.9	3,682.3%
Corporate
Selling, general, and administrative expenses	$26.8	$25.7	4.3%	$80.3	$86.4	(7.0)%
Realignment charges	—	2.2	NM	—	2.2	NM
Operating loss	(26.8)	(27.9)	(4.0)%	(80.3)	(88.6)	(9.3)%

NM = not meaningful

Figures above may be impacted by rounding

Overview, Including Items Impacting Comparability

On a consolidated basis, net sales decreased in the third quarter of fiscal 2024, as compared to the same period of fiscal 2023, with slightly higher net sales in the Infrastructure segment offset by lower net sales in the Agriculture segment. On a consolidated basis, net sales decreased in the first three quarters of fiscal 2024, as compared to the same period of fiscal 2023, with lower net sales in both the Infrastructure and Agriculture segments.

On a consolidated basis, gross profit and gross profit margin decreased in the third quarter of fiscal 2024, as compared to the same period of fiscal 2023, driven by a decrease in gross profit in the Agriculture segment partially offset by an increase in gross profit in the Infrastructure segment. Gross profit decreased in the first three quarters of fiscal 2024, as compared to the same period of fiscal 2023, while gross profit margin increased. Favorability from steel deflation, strong commercial execution, and pricing strategies in the Infrastructure segment were more than offset by lower volumes and pricing in Brazil in the Agriculture segment.

During the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program provided for a reduction in force through a voluntary early retirement program and other headcount reduction actions, which were completed by the end of fiscal 2023. The Board of Directors authorized the incurrence of cash charges up to $36.0 million in connection with the Realignment Program of which $35.2 million were incurred in fiscal 2023. This included severance and other employee benefit costs totaling approximately $17.3 million within the Infrastructure segment, $9.1 million within the Agriculture segment, and $8.8 million within Corporate expense.

Consolidated selling, general, and administrative expenses (“SG&A”) decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily driven by decreased compensation costs largely attributable to the Realignment Program in fiscal 2023.

In the third quarter and first three quarters of fiscal 2023, SG&A in the Agriculture segment included amortization of identified intangible assets of $1.6 million and $4.9 million, respectively, and stock-based compensation expense of $1.5 million and $5.8 million, respectively, from the Prospera subsidiary acquired in fiscal 2021. Prospera intangible asset amortization was $0.1 million and $0.3 million, respectively, and stock-based compensation expense was $1.3 million and $3.4 million, respectively, for the third quarter and first three quarters of fiscal 2024.

Consolidated operating income for the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, was impacted by the impairment of certain goodwill and other intangible assets totaling $140.8 million in fiscal 2023 and the lower SG&A as a result of the Realignment Program partially offset by decreased gross profit.

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

Net Interest Expense

Consolidated net interest expense increased in the third quarter and first three quarters of fiscal 2024, as compared to the same period of fiscal 2023, due to the increase in average outstanding borrowings on the revolving line of credit along with higher average interest rates.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2024 was 26.5% and 25.0%, respectively, as compared to (44.6)% and 41.4% in the same periods of fiscal 2023. The change in the effective tax rate was primarily the result of the impairment of goodwill in the third quarter of fiscal 2023, for which there was no related tax benefit.

Infrastructure Segment

	Thirteen weeks ended
	September 28,	September 30,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
Transmission, Distribution, and Substation	$342.4	$298.0	$44.4	14.9%
Lighting and Transportation	229.2	252.6	(23.4)	(9.3)%
Coatings	88.0	89.0	(1.0)	(1.0)%
Telecommunications	64.3	59.6	4.7	7.8%
Solar	34.6	55.9	(21.3)	(38.1)%
Total sales	$758.5	$755.1	$3.4	0.5%

Operating income	$123.7	$103.4	$20.3	19.6%

	Thirty-nine weeks ended
	September 28,	September 30,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
Transmission, Distribution, and Substation	$990.7	$927.1	$63.6	6.9%
Lighting and Transportation	694.9	727.9	(33.0)	(4.5)%
Coatings	266.7	270.2	(3.5)	(1.3)%
Telecommunications	176.6	195.5	(18.9)	(9.6)%
Solar	116.0	141.1	(25.1)	(17.8)%
Total sales	$2,244.9	$2,261.8	$(16.9)	(0.7)%

Operating income	$375.1	$313.7	$61.4	19.6%

Infrastructure segment sales were similar in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023. In the third quarter of fiscal 2024, a 4.8% increase in sales in North America was offset by a 13.1% decrease in sales in international markets, primarily attributed to a large international Solar utility-scale project in fiscal 2023 that did not recur in fiscal 2024.

Transmission, Distribution, and Substation sales increased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to a favorable project mix and higher volumes of distribution and substation products. These increases occurred amid strong utility market demand, driven by ongoing investments in the global energy transition and grid hardening.

Lighting and Transportation sales decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to lower sales volumes driven by lighting market softness, the strategic exit from lower margin products, and transportation project timing.

Coatings sales decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to lower sales volumes within international markets more than offsetting increased average selling prices.

Telecommunications sales increased in the third quarter of fiscal 2024 and decreased in the first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023. The product line saw higher sales volumes in the third quarter of fiscal 2024 driven by increased carrier spending amid a stabilizing North American market environment while the first three quarters of fiscal 2024 were impacted by lower sales volumes as a result of a softer global market environment in the first half of fiscal 2024.

Solar sales decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to significantly lower sales volumes. This was the result of the non-recurrence of a large utility-scale project that occurred in fiscal 2023 and the second quarter of fiscal 2024 strategic decision to exit certain low-margin projects.

Infrastructure gross profit and gross profit margin increased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, as a favorable mix and pricing discipline contributed to increased average selling prices that more than offset the impact of steel index deflation.

Infrastructure SG&A decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased compensation costs as a result of the Realignment Program.

Infrastructure operating income increased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to gross profit improvements along with decreased SG&A. In addition, we incurred severance costs totaling $1.1 million within the Infrastructure segment during the third quarter of fiscal 2023 related to the Realignment Program.

Agriculture Segment

	Thirteen weeks ended
	September 28,	September 30,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
North America	$120.0	$126.8	$(6.8)	(5.4)%
International	145.3	171.7	(26.4)	(15.3)%
Total sales	$265.3	$298.5	$(33.2)	(11.1)%

Operating income (loss)	$28.9	$(99.7)	$128.6	NM

	Thirty-nine weeks ended
	September 28,	September 30,	Dollar	Percent
Dollars in millions	2024	2023	Change	Change
North America	$441.2	$450.7	$(9.5)	(2.1)%
International	364.5	459.9	(95.4)	(20.7)%
Total sales	$805.7	$910.6	$(104.9)	(11.5)%

Operating income	$109.8	$2.9	$106.9	3,682.3%

In North America, Agriculture segment sales decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, driven by slightly lower irrigation equipment sales volumes. An increase in replacement sales due to severe weather events in fiscal 2024 was offset by continued market softness amid lower grain prices. Average irrigation selling prices were similar to fiscal 2023.

In international markets, Agriculture segment sales decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to significantly lower sales in Brazil, driven by normalizing backlog levels and lower grain prices impacting growers’ buying behavior. This decline was partially offset by sales growth in the Europe, Middle East, and Africa (“EMEA”) region along with incremental sales from the HR Products acquisition in fiscal 2023.

Sales of Technology Products and Services decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, due to lower hardware sales volumes.

Our Agriculture business is cyclical and is impacted by changes in net farm income, commodity prices, weather volatility, geopolitical factors, and farmer sentiment related to future economic uncertainty. We continue to monitor the potential impacts of these factors on our financial results including estimated U.S. net farm income, as released by the U.S. Department of Agriculture. In Brazil, we also actively track changes in grain prices and projected farm input costs to evaluate grower sentiment. Irrigation Equipment and Parts sales in North America are expected to remain below prior-year levels for the remainder of fiscal 2024.

Agriculture segment gross profit decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased sales volumes in North America and Brazil and decreased average selling prices in Brazil, partially offset by increased sales volumes in EMEA.

Agriculture segment SG&A decreased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to decreased compensation costs, largely attributable to the Realignment Program, along with lower intangible asset amortization expense as a result of the third quarter of fiscal 2023 impairment of certain Prospera amortizing proprietary technology.

Agriculture segment operating income increased in the third quarter and first three quarters of fiscal 2024, as compared to the same periods of fiscal 2023, primarily due to the impairment of certain goodwill and other intangible assets in the third quarter of fiscal 2023 totaling approximately $137.2 million along with reduced SG&A, partially offset by the impact of lower sales volumes and a higher mix of project sales. In addition, we incurred severance costs totaling $0.9 million within the Agriculture segment during the third quarter of fiscal 2023 related to the Realignment Program.

Corporate

Corporate SG&A increased in the third quarter of fiscal 2024, as compared to the same period of fiscal 2023, due to increased insurance costs and incremental expense from changes in the valuation of deferred compensation plan liabilities. Charges related to changes in deferred compensation plan liabilities are offset by an opposite change in an equal amount included in “Other income (expenses)” for the change in deferred compensation plan assets. These increases were partially offset by decreased compensation costs primarily as a result of the Realignment Program in fiscal 2023.

Corporate SG&A decreased in the first three quarters of fiscal 2024, as compared to the same period of fiscal 2023, due to decreased compensation costs primarily as a result of the Realignment Program in fiscal 2023.

In addition, we incurred severance and other employee benefit costs totaling $2.2 million within Corporate expense in the third quarter of fiscal 2023 related to the Realignment Program.

Liquidity and Capital Resources

Capital Allocation Philosophy

We have historically funded our growth, capital spending, and acquisitions through operating cash flows and debt financing. The following are the capital allocation priorities for cash generated:

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

In May 2014, the Board of Directors authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over the next twelve months at prevailing market prices, through open market or privately negotiated transactions, including accelerated purchase agreements. The Board of Directors authorized an additional $250.0 million of share purchases in February 2015 and again in October 2018, and authorized an additional $400.0 million of share repurchases in February 2023. These authorizations have no expiration date. The purchases will be funded from available working capital and short-term borrowings and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. As of September 28, 2024, we have acquired approximately 8.2 million shares for approximately $1,319.0 million under this share repurchase program.

Supplier Finance Program

We have a supplier finance program agreement with a financial institution that allows qualifying suppliers, at their election and on terms they negotiate directly with the financial institution, to sell their receivables from the Company. A supplier’s voluntary participation in the program does not change our payment terms, amounts paid, or payment timing, or impact our liquidity, and we have no economic interest in a supplier’s decision to participate. As of September 28, 2024 and December 30, 2023, our accounts payable on our Condensed Consolidated Balance Sheets included $40.8 million and $41.9 million, respectively, of our payment obligations under this program.

Sources of Financing

Our debt financing as of September 28, 2024 consisted primarily of senior unsecured notes and borrowings on our revolving credit facility.

Senior Unsecured Notes

Our senior unsecured notes as of September 28, 2024 were:

●	$450.0 million face value ($433.9 million carrying value) notes that bear interest at 5.00% per annum and are due in October 2044, and
●	$305.0 million face value ($295.3 million carrying value) notes that bear interest at 5.25% per annum and are due in October 2054.

We are allowed to repurchase the notes subject to the payment of a make-whole premium. Both tranches of these notes are guaranteed by certain of our subsidiaries.

Revolving Credit Facility

Our revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and the other lenders party thereto, has a maturity date of October 18, 2026.

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

As of September 28, 2024 and December 30, 2023, we had outstanding borrowings of $168.0 million and $377.9 million, respectively, under the revolving credit facility. The revolving credit facility contains a financial covenant that may limit our additional borrowing capability under the agreement. As of September 28, 2024, we had the ability to borrow $631.8 million under this facility, after consideration of standby letters of credit of $0.2 million associated with certain insurance obligations. We also maintain certain short‑term bank lines of credit totaling $38.6 million, $37.3 million of which were unused as of September 28, 2024.

Our senior unsecured notes and revolving credit facility each contain cross-default provisions that permit the acceleration of our indebtedness to them if we default on other indebtedness that results in, or permits, the acceleration of such other indebtedness.

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

The revolving credit facility also contains customary affirmative and negative covenants or credit facilities of this type, including, among others, limitations on us and our subsidiaries with respect to indebtedness, liens, mergers and acquisitions, investments, dispositions of assets, restricted payments, transactions with affiliates, and prepayments of indebtedness. The revolving credit facility also provides for the acceleration of the obligations thereunder and the exercise of other enforcement remedies upon the occurrence of customary events of default (subject to customary grace periods, as applicable).

As of September 28, 2024, we were in compliance with all covenants related to these debt agreements.

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

We had cash balances of $200.5 million as of September 28, 2024 with approximately $155.8 million held in our non-U.S. subsidiaries. If we distributed our foreign cash balances, certain taxes would be applicable. As of September 28, 2024, we had a liability for foreign withholding taxes and U.S. state income taxes of $1.7 million and $0.6 million, respectively.

Cash Flows

The following table includes a summary of our cash flow information for the thirty-nine weeks ended September 28, 2024 and September 30, 2023:

	Thirty-nine weeks ended
	September 28,	September 30,
Dollars in thousands	2024	2023
Net cash flows from operating activities	$379,264	$190,868
Net cash flows from investing activities	(55,099)	(89,266)
Net cash flows from financing activities	(325,877)	(111,491)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $379.3 million in the first three quarters of fiscal 2024, as compared to $190.9 million in the same period of fiscal 2023. The change in operating cash flows was primarily the result of favorable changes in working capital mainly driven by increased customer receipts including a $69.0 million order down payment received in the third quarter of fiscal 2024. This was partially offset by severance payments related to the Realignment Program totaling $11.8 million in the first three quarters of fiscal 2024.

Investing Cash Flows – Cash used in investing activities totaled $55.1 million in the first three quarters of fiscal 2024, as compared to $89.3 million in the same period of fiscal 2023. Investing activities in the first three quarters of fiscal 2024 primarily included capital spending of $53.8 million. Investing activities in the first three quarters of fiscal 2023 primarily included capital spending of $71.2 million and the acquisition of HR Products, net of cash acquired, of $31.8 million, partially offset by proceeds from a divestiture, net of cash divested, of $6.4 million and proceeds from property damage insurance claims of $6.8 million. We expect our capital expenditures to be in the range of $85.0 million to $95.0 million for fiscal 2024.

Financing Cash Flows – Cash used in financing activities totaled $325.9 million in the first three quarters of fiscal 2024, as compared to $111.5 million in the same period of fiscal 2023. Our total interest-bearing debt was $925.8 million as of September 28, 2024 and $1,138.1 million as of December 30, 2023. Financing activities in the first three quarters of fiscal 2024 primarily consisted of borrowings on the revolving credit facility and short-term notes of $37.4 million offset by principal payments on our long-term debt and short-term borrowings of $249.9 million, dividends paid of $36.3 million, the repurchase of common stock of $55.1 million, the purchases of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $3.9 million. Financing activities in the first three quarters of fiscal 2023 primarily consisted of borrowings on the revolving credit facility and short-term notes of $239.7 million, offset by principal repayments on our long-term debt and short-term borrowings of $136.6 million, dividends paid of $37.0 million, the repurchase of common stock of $166.7 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $10.2 million.

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

Combined financial information for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28,	September 30,	September 28,	September 30,
Dollars in thousands	2024	2023	2024	2023
Net sales	$683,626	$649,187	$2,066,805	$2,050,436
Gross profit	200,042	170,638	624,246	572,443
Operating income	83,740	50,986	277,824	208,993
Net earnings	52,830	36,121	174,052	109,277
Net earnings attributable to Valmont Industries, Inc.	52,830	35,687	174,052	108,227

Combined financial information as of September 28, 2024 and December 30, 2023 was as follows:

	September 28,	December 30,
Dollars in thousands	2024	2023
Current assets	$835,959	$777,539
Non-current assets	843,598	872,016
Current liabilities	404,563	361,211
Non-current liabilities	1,298,408	1,436,131
Redeemable noncontrolling interests	—	10,518

Included in non-current assets is a due from non-guarantor subsidiaries receivable of $98,314 and $136,904 as of September 28, 2024 and December 30, 2023, respectively. Included in non-current liabilities is a due to non-guarantor subsidiaries payable of $256,781 and $216,633 as of September 28, 2024 and December 30, 2023, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended September 28, 2024 was as follows:

Four Fiscal
Quarters Ended
September 28,
Dollars in thousands	2024
Net cash flows from operating activities	$495,171
Interest expense	61,694
Income tax expense	101,662
Deferred income taxes	22,046
Redeemable noncontrolling interests	295
Net periodic pension cost	(545)
Contribution to defined benefit pension plan	21,625
Changes in assets and liabilities	(103,454)
Other	(2,006)
EBITDA	$596,488
Realignment charges	31,030
Adjusted EBITDA	$627,518

Four Fiscal
Quarters Ended
September 28,
Dollars in thousands	2024
Net earnings attributable to Valmont Industries, Inc.	$306,568
Interest expense	61,695
Income tax expense	101,661
Depreciation and amortization	94,490
Stock-based compensation	32,074
EBITDA	$596,488
Realignment charges	31,030
Adjusted EBITDA	$627,518

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

The calculation of the leverage ratio as of September 28, 2024, was as follows:

September 28,
Dollars in thousands	2024
Interest-bearing debt, excluding origination fees and discounts of $25,790	$925,831
Less: Cash and cash equivalents in excess of $50,000	150,477
Net indebtedness	$775,354
Adjusted EBITDA	627,518
Leverage ratio	1.24

The leverage ratio, as presented, may not be comparable to similarly titled measures of other companies.

Financial Obligations and Commitments

There were no material changes in the Company’s financial obligations and commitments during the thirty-nine weeks ended September 28, 2024. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Critical Accounting Estimates

The following accounting policies involve judgments and estimates used in preparation of the Condensed Consolidated Financial Statements. A substantial amount of management judgment is used in preparing financial statements. We must make estimates on a number of items, such as impairments of long-lived assets, income taxes, revenue recognition for the product lines recognized over time, inventory obsolescence, and pension benefits. We base our estimates on our experience and on other assumptions that we believe are reasonable under the circumstances. Further, we re-evaluate our estimates from time to time and as circumstances change. Actual results may differ under different assumptions or conditions. The selection and application of our critical accounting policies are discussed annually with our audit committee.

Other than the below, there were no changes in our critical accounting policies as described on pages 34 to 38 on Form 10-K for the fiscal year ended December 30, 2023 during the thirteen weeks ended September 28, 2024.

Impairment of Goodwill and Other Intangible Assets

We annually evaluate our reporting units for goodwill impairment during the third fiscal quarter, which usually coincides with our strategic planning process. We estimated the value of all fourteen of the reporting units identified for the fiscal 2024 goodwill impairment analysis utilizing a discounted cash flow model. The discounted cash flow model uses projected after-tax cash flows from operations (less capital expenditures) discounted to present value. We perform sensitivity analyses to determine what the impact of changes in key assumptions, including discount rates and cash flow forecasts, may have on the valuation of the reporting units. For the fiscal 2024 annual impairment test, none of our reporting units had an estimated fair value of less than its respective carrying value.

Most of our reporting units serve markets which are cyclical, and their sales and profitability may fluctuate from year to year. For our Solar and International Irrigation reporting units, with a combined goodwill of approximately $130 million, the amount of cushion or excess fair value above their carrying value determined in our annual impairment test was less than 15%. We believe these reporting units generate positive cash flows in excess of their current carrying value, and we will continue to monitor their prospects for growth and continuous improvement.

We continue to monitor changes in the global economy that could impact the future operating results of our reporting units. If such adverse conditions arise, we will test impacted reporting units for impairment prior to the annual test. In the evaluation of our reporting units, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment, most specifically around future cash flow projections.

Our indefinite-lived intangible assets consist of trade names. We assess the values of these assets apart from goodwill as part of the annual impairment testing. We use the relief-from-royalty method to evaluate our trade names, under which the value of a trade name is determined based on a royalty that could be charged to a third party for using the trade name in question. The royalty, which is based on a reasonable rate applied against estimated future sales, is tax-effected and discounted to present value. Based on our fiscal 2024 annual testing, none of our trade names had an estimated fair value of less than its respective carrying value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirty-nine weeks ended September 28, 2024. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes in the Company’s legal proceedings during the thirty-nine weeks ended September 28, 2024. For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirty-nine weeks ended September 28, 2024. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Periods	Purchased	per Share	or Programs	or Programs (1)
June 30, 2024 to July 27, 2024	—	$—	—	$121,168,000
July 28, 2024 to August 31, 2024	133,500	285.87	133,500	82,999,000
September 1, 2024 to September 28, 2024	7,062	277.53	7,062	81,039,000
Total	140,562	$285.45	140,562	$81,039,000
(1)	In May 2014, we announced a new capital allocation philosophy that covered a share repurchase program. The Board of Directors at that time authorized the purchase of up to $500.0 million of the Company’s outstanding common stock from time to time over the next twelve months at prevailing market prices through open market or privately negotiated transactions. In February 2015 and again in October 2018, the Board of Directors authorized an additional purchase of up to $250.0 million of the Company’s outstanding common stock with no stated expiration date. In February 2023, the Board of Directors increased the amount remaining under the program by an additional $400.0 million, with no stated expiration date, bringing the total authorization to $1,400.0 million. As of September 28, 2024, we have acquired 8,191,696 shares for approximately $1,319.0 million under this share repurchase program.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf and by the undersigned thereunto duly authorized.

VALMONT INDUSTRIES, INC.

/s/ THOMAS LIGUORI
Thomas Liguori
Executive Vice President and Chief Financial Officer

Dated the 30th day of October 2024