Form 10-K
period 2024-12-28
VALMONT INDUSTRIES INC
filed 2025-02-25
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-31429

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sales price of the common shares as reported on the New York Stock Exchange as of June 29, 2024 was $5,423,157,249.

As of February 21, 2025, there were 20,045,509 of the Company’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of shareholders to be held on April 28, 2025 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 28, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Valmont Industries, Inc., along with its subsidiaries (collectively referred to as the “Company,” “Valmont,” “we,” “us,” or “our”), is a diversified manufacturer of products and services for infrastructure and agriculture markets. Founded in 1946 and headquartered in Omaha, Nebraska, our purpose is to conserve resources and improve life. We have been publicly traded since 1968, with our shares listed on the New York Stock Exchange under the ticker symbol “VMI.”

Segments

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

Included in the “Other” segment are the activities of the offshore wind energy structures business, which was divested in the fourth quarter of fiscal 2022.

Further information on the principal products, services, markets, competition, and distribution methods for each of our two reportable segments is provided below.

Infrastructure Segment

Products

●	Utility: We design, engineer, and manufacture structures made of steel, pre-stressed concrete, and composites to support the infrastructure necessary for electrical transmission, substations, and distribution applications within the utility industry. Transmission involves moving high-voltage power from generation sources to consumption points, while substations play a crucial role in transforming electricity to make it suitable for both transmission and distribution to end-users.

Our scalable solutions feature innovative designs that address the growing demand for reliable energy, especially considering increasing concerns about grid resilience due to natural disasters like fires, storms, and floods. Each project is complex, requiring significant engineering expertise to address various loading conditions and environmental factors. By addressing factors such as wind speeds and specific power line requirements, we contribute to the development of resilient infrastructure that can withstand the challenges of an evolving energy landscape.

●	Lighting and Transportation (“L&T”): We design, engineer, and manufacture poles and structures made of steel, aluminum, wood, and composites to support a wide range of lighting and transportation needs. Our products serve infrastructure, commercial, and residential projects, creating well-lit environments for streets, highways, parking lots, and public spaces, including sports complexes. We prioritize structural requirements and aesthetic appeal, ensuring that our designs comply with local standards and preferences.

Our offerings include traffic and sign structures that support traffic signals and overhead signage, specifically designed to facilitate efficient traffic flow and enhance public safety. Each structure is meticulously engineered to meet environmental conditions, such as wind and ice, as well as load requirements for lighting fixtures and signage. Additionally, our patented vibration mitigation technology improves roadway safety by reducing wind-induced vibrations and material fatigue, promoting long-term stability and durability.

We also provide comprehensive highway safety systems, including guardrail barriers, wire rope safety barriers, and crash attenuation barriers, primarily serving the Australian and Indian markets. These products are designed to enhance roadway safety, reduce the impact of collisions, and improve driver protection. Our L&T solutions not only meet the technical, aesthetic, and safety requirements of modern infrastructure projects but also contribute to the development of cohesive and functional public spaces.

●	Coatings: Our finishing services prevent corrosion, extend product lifespans, and enhance material aesthetics. We offer various finishing options, including galvanizing and painting, tailored to meet the specific needs of diverse applications. Our hot-dip galvanizing process applies a protective zinc coating to steel, creating a protective bond that prevents rust and corrosion, ensuring long-lasting durability. For underground steel installations, our CorroCote® solution offers added protection against soil and moisture corrosion. Our painting services, including powder coating, provide both aesthetic appeal and durability for various industries. These coating solutions cater to a wide array of industry needs, enhancing performance and extending product life for our customers.
●	Telecommunications: We design, manufacture, and distribute a broad range of products for the wireless communication market. Valmont Site Pro 1® supports wireless carriers and contractors through multiple nationwide warehouses and a catalog of wireless site components including antenna mounts and accessories. Our offering also includes towers, small cell structures, camouflage concealment solutions, and passive intermodulation (“PIM”) mitigation equipment, all essential for meeting the increasing demands of 5G networks and rising data consumption. A typical wireless communication cell site consists of a steel pole or tower, an enclosure for housing radio equipment, antennas for data and voice transmission, and mounting components that connect the antennas to cabling and equipment. Our steel mounting solutions and other products play a vital role in 5G infrastructure expansion. In urban areas, small cell applications help densify networks, enhancing signal strength and coverage. To blend telecommunication structures into their surroundings, we offer concealment solutions, such as faux trees. Our PIM mitigation technology addresses signal interference issues, improving network performance. Each structure is engineered to meet specific customer requirements, considering factors such as equipment and antenna specifications, wind and soil conditions, aesthetic demands, and compliance with safety standards.
●	Solar: Our single-axis solar tracker is a fully integrated system that combines steel structures, electric motors, and electronic controllers. This tracker adjusts the position of solar panels throughout the day to maintain optimal alignment with the sun, significantly enhancing energy production. Our trackers feature a modular design, enabling easy installation and minimal maintenance. Additionally, their flexible design maximizes site utilization, making them particularly advantageous for solar projects developed in challenging locations. Our customers include engineering, procurement, and construction firms specializing in solar energy projects, as well as solar developers, independent power producers, and utilities.

Markets

The key markets for our Infrastructure product lines benefit from various local, state, and federal government funding initiatives. Notably, the United States (“U.S.”) government is advancing long-term infrastructure improvements through the Infrastructure Investment and Jobs Act (“IIJA”) and the Inflation Reduction Act (“IRA”). These programs allocate resources to enhance the nation’s bridges, ensure public safety, update essential infrastructure, improve highway safety, and modernize the electrical grid to meet growing energy demands and support grid resiliency.

A significant market for our Infrastructure segment is the utility industry in North America, which is increasing investment in critical electrical grid upgrades to improve reliability, integrate renewable energy sources, and expand transmission capacity. Increasing electricity consumption, an aging grid, and the expansion of renewable energy sources have intensified the need for enhanced transmission infrastructure, which has historically struggled to keep pace with demand. According to the Edison Electric Institute, substantial investments will be required for the U.S. electrical transmission grid, particularly to replace aging assets and support electrification trends across industries. In response, we are strategically investing in our manufacturing capabilities and expanding our geographic presence to increase flexible production capacity. International markets are also experiencing rising electricity consumption, driven by urbanization, industrial growth, and electrification efforts, fueling demand for new electricity generation capacity and expanded transmission grids.

We also serve the transportation, commercial construction, and industrial markets. Our transportation product portfolio includes traffic structures, bridge systems, roadway and street lighting, and high-mast lighting. In the U.S., funding for transportation projects comes from a combination of state and federal sources, including the IIJA, which provides multi-year support for infrastructure investments. Public-private partnerships are also emerging as a viable funding option for major transportation projects. The U.S. has approximately four million miles of public roadways, with around 24% carrying over

80% of the nation’s traffic. As a result, improving traffic flow through efficient control measures and modern lighting solutions has become a key priority for many communities and government agencies.

The commercial construction market, which is predominantly privately funded, includes lighting for a variety of applications, such as parking lots, shopping centers, sports stadiums, and business parks. This market is influenced by macroeconomic factors, including overall economic growth, interest rates, and urban development trends. We have established long-term relationships with lighting and equipment manufacturers serving this market. Meanwhile, the industrial market is typically driven by investments in infrastructure, industrial facilities, and commercial construction.

Our Coatings business serves diverse markets and is not reliant on any single industry or external customer for profitability. A significant portion of demand comes from our internal operations, supporting other product lines. The demand for coatings services generally correlates with local industrial economic activity. Galvanizing remains essential for industrial applications that require corrosion protection for steel. Demand for painted products is more closely tied to consumer markets.

The Telecommunications market is driven by growing demand for wireless communication and data services. Our customers include wireless carriers, cell site operators, and state and federal agencies that require products for two-way radio communication, radar, broadcasting, and security applications. The continued expansion of 5G networks and rising connectivity needs are fueling long-term growth, requiring higher network density.

The Solar market is driven by the global shift towards renewable energy adoption and incentives for clean energy investments. As utilities accelerate the development of large-scale solar power projects and micro-grid applications, our single-axis solar tracker solutions will play a crucial role in maximizing energy production. Government policies, corporate sustainability commitments, and technological advancements are expected to continue to drive demand for this product line.

Competition

Our competitive strategy focuses on delivering high-value, innovative solutions to customers at competitive prices, emphasizing product quality, engineering expertise, exceptional customer service, and the timely, accurate delivery of our products. To achieve this, we leverage the production capacity across our extensive network of facilities, ensuring both quality and efficient service delivery.

The competitive landscape is dynamic, with numerous players operating in both North American and international markets. Pricing competition can be particularly intense during periods of weak demand or when fluctuations in local currencies create advantages for imported products. In the Infrastructure sector, sales are often determined through competitive bidding processes, with contracts awarded to the lowest bidder that meets all necessary qualifications. To maintain strong customer relationships, we establish preferred-provider arrangements with certain key customers, typically lasting between three to five years and often renewed.

The Coatings market is traditionally fragmented, consisting of many smaller, privately held companies competing on price and established customer relationships. Our strategy for this product line focuses on delivering high-quality coating finishes, superior service, and timely delivery of coated products.

In the Solar product line, we primarily compete with other mid-sized market participants. Our competitive edge lies in our service quality and our ability to integrate solutions from our Utility product line, enabling us to deliver comprehensive full-grid solutions. This integration allows us to offer complete, end-to-end solutions, distinguishing us from competitors that focus solely on a single product offering.

Distribution Methods

Our Infrastructure products are distributed through a combination of direct sales force and commissioned agents. Our sales team works closely with end-users and distributors, representing Valmont as well as light fixture and traffic signal manufacturers. This collaborative approach enables our agents to deliver a comprehensive package that includes poles, fixtures, and other equipment directly to the end-user. Commercial lighting, wireless communication, access systems, and highway safety products are sold by our internal sales teams or through independent commissioned agents. Utility and Solar products are typically sold directly to electrical utilities, developers, or energy providers, though some transactions are facilitated through commissioned sales agents.

Due to the high cost of freight, our galvanizing services are generally limited to a radius of about 300 to 500 miles. Although we are one of the world’s largest custom galvanizers, our sales account for only a small fraction of the overall galvanizing market. Each galvanizing location is supported by a dedicated sales team, ensuring personalized attention and responsiveness to our clients’ needs.

Agriculture Segment

Products

●	Irrigation Equipment and Parts: Under our Valley® brand, we manufacture and distribute center pivot and lateral move irrigation equipment, along with service parts, to enhance agricultural productivity. Our irrigation machines, powered by electricity—whether sourced from the grid, solar panels, or diesel generators—are engineered to move across farm fields, while conserving water, energy, and labor. These machines typically consist of a pipeline supported by a series of towers, each equipped with a drivetrain and tires for mobility.

The most common type of mechanized irrigation machine is the center pivot, which rotates in a circular pattern. To accommodate different field shapes, we offer corner machines that irrigate the corners of square or rectangular fields. Additionally, linear machines move vertically across fields rather than rotating, offering versatility for a variety of field layouts. Our irrigation systems are highly customizable, capable of servicing fields from four to over 500 acres, with the standard configuration in the U.S. designed for a 160-acre tract. For international markets, our irrigation machines are largely consistent with those produced for North America, ensuring uniform quality and functionality. In addition to irrigation equipment, we also produce tubular products, primarily for industrial customers in the agriculture, transportation, and steel service sectors.

●	Technology Products and Services: We offer a comprehensive suite of technology solutions designed to enhance agricultural efficiency through advanced monitoring, analysis, and automation. With over 150,000 connected devices, our technology solutions help farmers detect potential crop issues early while optimizing water and energy use.

In fiscal 2021, we expanded our capabilities by acquiring Prospera Technologies, Ltd., a leading provider of artificial intelligence and machine learning solutions for agronomic monitoring. We leverage this expertise to focus on irrigation optimization, machine health advancements, and predictive analytics. As pioneers of the mechanized irrigation industry, we maintain our leadership in innovation and remain at the forefront of integrating these technologies with our cloud-based platform. This approach delivers data-driven irrigation strategies tailored to each field and crop.

With AgSense® remote monitoring and control, growers can manage irrigation and ancillary equipment in real time, optimizing operations based on weather conditions, soil moisture levels, and crop needs. These tools promote efficient water use, reduce waste, and help maintain optimal growing conditions. By providing actionable data insights, we empower growers to maximize productivity while conserving valuable resources.

Markets

The market drivers for mechanized irrigation systems are fundamentally similar across North American and international regions. Purchasing an irrigation system is a capital investment, with decisions based on the anticipated return on investment. Growers who invest in mechanized irrigation systems benefit from higher crop yields due to improved irrigation practices, reduced labor costs, and lower water and energy consumption. Key factors influencing these purchasing decisions include current and projected net farm income, commodity prices, interest rates, government support programs, financing availability, and regional water regulations. In many international markets, local currency fluctuations relative to the U.S. dollar can impact net farm income, as export markets are often denominated in U.S. dollars. Additionally, government-sponsored irrigation initiatives aimed at food security further drive investments in mechanized irrigation systems.

The demand for mechanized irrigation arises from several sources: the conversion of traditional flood irrigation systems, the replacement of older mechanized systems that are beyond their useful life or technologically obsolete, and the transition from non-irrigated land to mechanized irrigation. Water scarcity is a key driver of demand in our Agriculture segment. It is estimated that only 2.5% of the world’s total water supply is freshwater, and of that, only 30% is accessible for human use. With agriculture consuming the majority of available freshwater, efficient irrigation is essential for sustainable food production.

These conditions—along with a growing global population, improving diets, and government-backed food security programs—highlight the need for water efficient farming solutions and increased food production. We believe that mechanized irrigation can improve water application efficiency by 40% to 90% compared to traditional methods by delivering water uniformly to the root zone and minimizing runoff. Reduced runoff not only conserves water but also improves the quality of adjacent rivers, aquifers, and streams, contributing environmental benefits and supporting vital water conservation efforts.

Competition

In North America, several companies provide irrigation products and services for agricultural customers. Our company is recognized as the leader among the four main participants in the mechanized irrigation industry. Competitors differentiate themselves based on product durability, reliability, pricing and value proposition, quality, and the service capabilities of local dealers. To help growers improve crop yields, we continuously innovate and expand our technology offerings to meet evolving customer needs.

Pricing in the industry can become highly competitive, particularly during periods of low demand. In international markets, our competition includes both major U.S. companies and privately owned local businesses. While the global competitive landscape is similar to that of North America, pricing often plays a more critical role. Recognizing the local nature of competition in international markets, we maintain manufacturing facilities in key regions, which enables us to compete effectively and meet region-specific demands.

Distribution Methods

We market our irrigation machines, technology offerings, and service parts through an extensive network of independent dealers. In North America, approximately 250 dealer locations serve our customers, with around 400 dealers covering international markets across more than 60 countries. Dealers assess growers’ needs, customize machine configurations, manage installation (including water and power systems), and provide ongoing support.

To ensure dealers can meet customer needs effectively, our technical and sales teams provide ongoing training and support. Internationally, our dealers receive additional support through regional operations in South America, South Africa, Western Europe, Australia, China, and the United Arab Emirates, as well as our manufacturing facility in Valley, Nebraska. This support structure allows us to deliver tailored solutions and maintain strong, lasting relationships with customers worldwide.

General

Certain information generally applicable to our two reportable segments is outlined below.

Acquisitions and Divestitures

We have achieved growth both organically and through acquisitions. Additionally, we continually refine our portfolio to enhance our operational focus. Our significant business acquisitions and divestitures during the past three fiscal years included the following (with the relevant segment noted):

2024

●	Acquired an additional 9% of ConcealFab, Inc., a 5G infrastructure and PIM mitigation solutions company in Colorado (Infrastructure)
●	Acquired the remaining 25% of Valmont Substations, LLC, a utility substation product provider in Kansas (Infrastructure)
●	Divested our extractive business, which included the manufacturing and distribution of screening products for the mining and quarrying sectors in Australia and New Zealand (Infrastructure)
●	Divested George Industries, a coating and anodizing company in California (Infrastructure)

2023

●	Acquired HR Products, a leading wholesale supplier of irrigation parts in Australia (Agriculture)
●	Divested Torrent Engineering and Equipment Company, LLC, an integrator of prepackaged pump stations in Indiana (Agriculture)

2022

●	Acquired 51% of ConcealFab, Inc., a 5G infrastructure and PIM mitigation solutions company in Colorado (Infrastructure)
●	Acquired the remaining 9% of Convert Italia S.p.A., a designer and provider of engineered solar tracker solutions in Italy (Infrastructure)
●	Acquired the remaining 20% of Valmont West Coast Engineering, Ltd., a manufacturer of steel and aluminum structures for the lighting, transportation, and wireless communication industries in Canada (Infrastructure)
●	Divested Valmont SM, an offshore wind energy structures business in Denmark (Other)

Suppliers and Availability of Raw Materials

Our primary raw materials include hot-rolled steel coil and plate, zinc, and other carbon steel products, all essential for manufacturing across our segments. We source these materials from steel mills, steel service centers, and zinc producers, where they are generally readily available. However, recently proposed trade policies and tariffs could increase the cost of goods purchased from Canada, China, and Mexico, potentially disrupting the availability of these key raw materials. While we may experience longer lead times and price fluctuations, we do not anticipate extended shortages of steel, zinc, or natural gas. Over the past several years, we have maintained strong relationships with major steel producers and have strategically sourced steel within the same continent as our manufacturing locations, helping us avoid significant or widespread shortages.

Patents, Licenses, Franchises, and Concessions

We hold patents for a variety of products, including manufacturing machinery, structures, solar trackers, highway guardrails, and irrigation systems. Additionally, we have registered trademarks associated with our products and services. While these intellectual properties are valuable to our business, we do not believe that the loss of any single patent or trademark would materially impact our financial condition, results of operations, or liquidity.

Seasonal Factors in Business

Sales in our business can be influenced by seasonal patterns tied to the agricultural growing season and the infrastructure construction season. For mechanized irrigation equipment, sales typically peak in spring and fall, aligning with farmers’ planting and harvesting periods, and are generally lower in the summer. In contrast, sales of infrastructure products tend to increase during the summer and fall, in line with the construction season, and are usually lower in the winter.

Customers

Our business does not depend on a single customer or a limited number of customers to generate a significant portion of revenue in any segment. As such, the loss of any one customer would not materially impact our financial condition, results of operations, or liquidity.

Backlog

As of December 28, 2024, our backlog of orders for principal products was $1,436.7 million, compared to $1,465.5 million as of December 30, 2023. Backlog includes confirmed customer purchase orders and executed sales order contracts. We expect the majority of the fiscal 2024 backlog to be fulfilled in fiscal 2025. The total backlog by segment as of December 28, 2024 and December 30, 2023 was as follows:

	December 28,	December 30,
Dollars in millions	2024	2023
Infrastructure	$1,273.3	$1,299.6
Agriculture	163.4	165.9
Total backlog	$1,436.7	$1,465.5

Environmental Protection

We are subject to a range of federal, state, and local laws and regulations concerning environmental protection and the discharge of materials into the environment. Although we regularly incur expenses and make capital expenditures related to environmental compliance, we do not anticipate that these future expenditures will materially impact our financial condition, results of operations, or liquidity.

Number of Employees

As of December 28, 2024, we had a total of 10,986 employees.

Human Capital Resources

Our approach to human capital resources is outlined in our Code of Business Conduct, in our Human Rights Policy, and on our website at www.valmont.com. A company-wide commitment to customer service and innovation is essential to our success, enabling us to deliver the best value to our customers. Our employees are the foundation of our achievements, and we take pride in fostering a culture of passion and integrity that encourages everyone to excel and deliver results. We expect each employee to act responsibly and to treat one another with fairness and respect.

To meet customer demands, grow sales, and maintain a competitive edge, we rely on a skilled workforce and effective management. Essential skills include engineering, welding, equipment maintenance, and the operation of complex manufacturing machinery. Strong management talent is crucial for business growth and for succession planning, especially as key employees retire. As of December 28, 2024, we employed 6,355 individuals in the U.S. and 4,631 internationally.

When job openings arise, we prioritize internal candidates, rewarding dedicated members of our Valmont community with new opportunities. Our employees represent our richest talent resource. We give the highest level of attention to our succession and management development programs, with our Chief Executive Officer (“CEO”) reporting directly to the Board of Directors on these initiatives.

We recognize the importance of diversity and inclusion in bringing different perspectives to our global organization. We value the unique insights and experiences that a diverse workforce brings, and we actively seek employees who share our commitment to profitable development, improving corporate culture, and delivering sustainable business results. Our Human Rights Policy, available on our website, reflects our expectation that employees, suppliers, vendors, dealers, and distributors uphold our commitment to human rights. We prohibit discrimination based on age, race, disability, ethnicity, marital or family status, national origin, religion, gender, sexual orientation, veteran status, gender identity, or any other legally protected characteristic.

We are dedicated to voluntary employment and strictly prohibit all forms of compulsory labor, including child labor, forced labor, slavery, and human trafficking. Our respect for human rights is guided by the United Nations Guiding Principles on Business and Human Rights. We fully comply with wage, work hours, overtime, and benefits laws. Our culture emphasizes the importance of a healthy and safe workplace, and we provide employees with confidential reporting channels through a secure third-party website. Employees also have access to health insurance, paid and unpaid leave, retirement plans, and coverage for life, disability, and accidents.

For more information, please refer to the “Governance” and “Sustainability” sections on our website, as well as the “Governance, Human Capital and Sustainability Highlights” section in our 2025 Proxy Statement.

Available Information

We provide a variety of financial reports and disclosures free of charge on the “Investors” page of our website at www.valmont.com. These materials include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Reports are made available as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Additionally, our website serves as a primary channel for distributing important information, including news releases, analyst presentations, and financial data. Please note that the information on our website is not, and will not be considered, part of this annual report on Form 10-K or incorporated into any other SEC filings.

ITEM 1A. RISK FACTORS

The following risk factors describe various risks that may affect our business, financial condition, and operations.

Economic and Business Risks

The ultimate consumers of our products operate in cyclical industries, which have experienced significant downturns that have adversely impacted our sales in the past and may do so again in the future.

Our sales are sensitive to market conditions in the industries where the ultimate consumers of our products operate. In some cases, these industries have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. In fiscal 2024, our sales to the U.S. electric utility industry were over $1.0 billion. Utilities may defer purchases of our products by reducing capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy, or financing constraints. If demand for utility structures weakens due to reduced or delayed spending on electrical generation and transmission projects, our sales and operating income are likely to decrease.

The end-users of our mechanized irrigation equipment are farmers. Economic changes within the agriculture industry, particularly fluctuations in farm income, can impact sales of these products. Lower levels of farm income have, at times, led to reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies, and export levels decline. Additionally, weather conditions—potentially worsened by climate change, such as extreme drought—can limit water availability for irrigation and influence farmers’ purchasing decisions. Higher energy and nitrogen-based fertilizer costs, driven by rising oil and natural gas prices, increase farmers’ operating expenses.

Furthermore, uncertainty regarding future government agricultural policies may lead to indecision among farmers. Changes in government farm support programs, financing aids, and irrigation water use policies can influence the demand for our irrigation equipment. In the U.S., certain regions are considering policies that may restrict water use for irrigation. These factors could prompt farmers to delay capital expenditures for farm equipment, potentially slowing or even reversing growth in irrigation equipment and tubing sales. In February 2025, the U.S. Department of Agriculture forecasted U.S. net farm income for 2025 to be $180.1 billion, an increase of $41.0 billion (or 29.5%) compared to 2024. This rise is primarily due to an increase in direct government support payments, partially offset by lower cash receipts from corn and soybeans.

We have also experienced cyclical demand for products sold to the wireless communications industry. Sales of wireless structures and components to wireless carriers and build-to-suit companies that serve the industry have historically been cyclical. These customers may reduce spending on new capacity to focus on cash flow and capital management. Changes in the competitive structure of the wireless industry, due to industry consolidation or reorganization, may disrupt the capital plans of wireless carriers as they reassess their networks.

Due to the cyclical nature of these markets, we have experienced, and may continue to experience, significant fluctuations in sales and operating income for a substantial portion of our product offerings. These fluctuations could be material and adversely affect our overall financial condition, results of operations, and liquidity.

Changes in prices and reduced availability of key commodities such as steel, aluminum, zinc, natural gas, and fuel may increase our operating costs, likely reducing our net sales and profitability.

Hot-rolled steel coil and other carbon steel products have historically constituted approximately one-third of the cost of manufacturing our products. We also use large quantities of aluminum for lighting structures and zinc for galvanizing most of our steel products. Our facilities consume large amounts of natural gas for heating and processing tanks in our galvanizing operations. Additionally, we use gasoline and diesel fuel to transport raw materials to our locations and deliver finished goods to our customers. The markets for these commodities can be volatile. The following factors increase the cost and reduce the availability of these commodities:

●	increased demand, which occurs when we and other industries require greater quantities of these commodities, which can result in higher prices and longer lead times to receive them from suppliers;
●	lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce them (such as coke and scrap steel for the production of steel), which could result in reduced supplies, higher costs for us, and increased lead times;
●	increased costs of major inputs, such as scrap steel, coke, iron ore, and energy;
●	fluctuations in foreign exchange rates, which can impact the relative cost of these commodities, which may affect the cost effectiveness of imported materials and limit our options for acquiring them; and
●	international trade disputes, import duties, tariffs, and quotas, as we import some steel and aluminum components and products for various product lines.

Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in these costs. Consequently, an increase in commodity prices will increase our operating costs and likely reduce our profitability.

Rising steel prices, as seen in the first half of fiscal 2021 and the first quarter of fiscal 2023, can put pressure on gross profit margins, especially in our Infrastructure segment product lines. The time between the release of a customer’s purchase order and the manufacturing of the product can span several months. Since some sales in the Infrastructure segment are fixed-price contracts, rapid increases in steel costs likely result in lower operating income. Steel prices for both hot-rolled coil and plate can also decrease substantially in a given period, as occurred in the fourth quarter of fiscal 2021 and much of fiscal 2022. Steel is particularly significant for our Utility product line, where the cost of steel has accounted for approximately 50% of net sales on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales in this product line by approximately $110.0 million for the fiscal year ended December 28, 2024.

We believe recent volatility stems from increased global steel production and shifting consumption patterns, particularly in fast-growing economies like China and India. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases, particularly in our L&T and Utility businesses. Similarly, rapid decreases in steel prices can result in reduced operating margins in our Utility businesses due to long production lead times.

Demand for our infrastructure products, including coating services, is highly dependent on overall infrastructure spending.

We manufacture and distribute engineered infrastructure products for lighting, traffic, utility, and other specialty applications. Our Coatings product line serves various construction‑related industries. Because these products are primarily used in infrastructure projects, sales are closely tied to construction activity, which has historically been cyclical. Several factors can impact construction activity and, consequently, our sales, including:

●	weakness in the general economy, which may reduce tax revenues and limit funds available for construction;
●	interest rate increases, which raise the cost of construction financing; and
●	adverse weather conditions, which can delay or slow construction activity.

The current economic uncertainty in the U.S. and Europe may negatively affect our business. In our L&T product line, some lighting structure sales depend on new residential and commercial developments. When construction in these sectors slows, our light pole sales may decline. Additionally, an economic downturn in Europe, Australia, or China could reduce demand if customers in these regions face credit challenges.

Our Infrastructure segment, particularly for lighting, transportation, and highway safety products, relies heavily on government funding. U.S. federal funding initiatives, such as the IIJA and IRA, bolster long-term demand for our products. However, the timing and distribution of federal infrastructure funds remain uncertain. Infrastructure spending may also decline due to factors beyond our control, including budget constraints, reduced tax revenues, and legislative delays affecting appropriations.

We are subject to currency fluctuations from our international sales, which can negatively impact our reported earnings.

We sell our products in many countries worldwide, with approximately 30% of our fiscal 2024 net sales occurring outside the U.S. These sales are often conducted in foreign currencies, primarily the Australian dollar, Brazilian real, Chinese renminbi, and euro. Because our Consolidated Financial Statements are denominated in U.S. dollars, fluctuations in exchange rates between the U.S. dollar and these currencies will continue to impact our reported earnings. A weaker U.S. dollar enhances our reported earnings by increasing the value of foreign revenues, whereas a stronger U.S. dollar has the opposite effect. Currency fluctuations have affected our financial performance in the past and may continue to do so in future periods. Additionally, when local currencies strengthen, the cost of imported goods decreases, potentially affecting our ability to compete profitably in domestic markets.

We also face risks from foreign exchange controls and currency devaluations. Foreign exchange controls may limit currency conversion and restrict our ability to transfer funds from international subsidiaries. Currency devaluations can reduce the value of funds held in the affected currency. Such actions could materially and adversely impact our results of operations and financial condition in any given period.

For further discussion on economic and business risks, including interest rates, foreign currency exchange rates, and commodity prices, please refer to the “Market Risk” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

Legal and Regulatory Risks

Our operations are subject to trade policies, tariffs, and trade agreements, and any further changes could adversely affect our business, potentially leading to a decline in sales and profits or the loss of certain foreign investments.

As a global manufacturing company, we operate over 80 manufacturing plants across six continents. In fiscal 2024, approximately 30% of our net sales came from markets outside of the U.S. Demand for our products and our profitability are influenced by global trade relations. We maintain a significant manufacturing presence in Australia, Brazil, Europe, and Mexico—regions affected by U.S. trade policies, including tariffs on a broad range of imports, as well as retaliatory measures from foreign governments, particularly China.

Recently proposed trade policies and tariffs could increase the cost of goods that we and our suppliers purchase from Canada, China, and Mexico, which would increase our cost of goods sold. Additionally, our Mexican operations play a vital role in our Infrastructure segment, exporting approximately $230.0 million of steel structures to the U.S. in fiscal 2024. Moreover, indirect effects of trade restrictions, such as China’s tariffs on imported soybeans impacting U.S. farm income, can reduce demand for our products.

On February 3, 2025, U.S. President Trump announced a one-month delay in imposing tariffs on imports from Mexico. Then, on February 10, 2025, he announced a 25% tariff on all steel and aluminum imports into the U.S., set to take effect on March 4, 2025. These actions, along with any future legislation or measures by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, or other protectionist or retaliatory measures, could adversely impact our financial results, depending on their timing and duration.

Some of our international operations are in regions with political instability, such as the Middle East, or economic uncertainty, such as Western Europe. Managing operations across diverse geographic markets also requires hiring, training, and retaining skilled local management, which impacts both operational performance and financial reporting.

We expect international sales to continue representing a significant portion of our net sales. Consequently, our foreign business operations, sales, and profits will continue to be subject to the following risks:

●	political and economic instability, which may reduce the value of or lead to the loss of our investment;
●	economic recessions in key markets, potentially decreasing international sales;
●	natural disasters and public health crises that could disrupt our workforce, manufacturing operations, and sales;
●	increased costs and challenges related to staffing and managing international operations, impacting both profitability and reporting functions;
●	potential violations of local laws or unauthorized management actions that could harm our competitive position or financial performance;
●	difficulty enforcing intellectual property rights, including patents on our manufacturing machinery, poles, and irrigation designs, outside the U.S.;
●	rising tariffs, export controls, taxes, and other trade barriers, which may reduce sales and profitability; and
●	acts of war or terrorism.

As a result, we face the risk of losing foreign investments or experiencing a significant decline in sales and profits due to the challenges of operating in foreign markets.

Failure to comply with anti-corruption laws could result in fines, criminal penalties, and harm to our business.

We are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom (“U.K.”) Bribery Act, and other similar regulations. These laws generally prohibit companies and their intermediaries from offering improper payments or anything of value to influence government officials or private individuals to gain a business advantage, regardless of local customs or legality. Global enforcement of anti-corruption laws has increased significantly in recent years. While we have a compliance program designed to mitigate the risk of violations, any breach of these laws could result in criminal or civil penalties, damage to our reputation, and a negative impact on our business, financial condition, and operations.

We could incur substantial costs due to violations of, or liabilities under, environmental laws.

Our facilities and operations are subject to both U.S. and international environmental laws and regulations, including those governing air and water pollution, hazardous waste management and disposal, and contamination cleanup. Noncompliance with these laws or permit requirements could result in fines, civil or criminal penalties, third-party claims for property damage or personal injury, and investigation or remediation costs. Future regulatory changes may also require significant expenditures for compliance.

Some of our facilities have operated for many years, during which we, and prior operators, have generated, used, handled, and disposed of hazardous materials. Contaminants have been detected at certain current and former sites, primarily linked to historical operations. Additionally, we have occasionally been identified as a potentially responsible party under Superfund or similar state laws. While we are not aware of any contaminated sites not accounted for in our Consolidated Financial Statements for known obligations, unforeseen contamination discoveries or additional cleanup requirements could result in liabilities beyond our current provisions.

Failure to successfully commercialize or protect our intellectual property rights may materially impact our business, financial condition, and operating results.

The commercialization and protection of our patents, trademarks, trade secrets, copyrights, proprietary processes, and other technologies are essential to maintaining our competitive position. We rely on patents, trademarks, trade secrets, copyrights, and contractual restrictions to safeguard our intellectual property. However, our ability to successfully commercialize these rights, particularly for emerging technologies, depends on applying the right business strategies.

Our intellectual property protections may be challenged, invalidated, circumvented, or deemed unenforceable. Third parties may infringe upon or misappropriate our rights, and enforcing them could lead to significant, unrecoverable litigation costs. Failure to effectively commercialize or protect our intellectual property could materially harm our business, financial condition, and operating results.

We have been, and may continue to be, involved in litigation or threatened litigation, the outcomes of which can be difficult to predict. These matters can be costly to defend, divert management’s attention, require payment of damages, or restrict our business operations.

From time to time, we face disputes, with and without merit, that may result in significant costs and divert management’s focus and resources, even if the dispute does not proceed to litigation. The outcomes of complex legal proceedings are inherently uncertain. Additionally, complaints filed against us may not specify the damages sought, making it challenging to estimate a potential range of liabilities. Even when we can estimate losses, the actual amounts may be materially higher than expected. Resolving litigation or threatened litigation could result in substantial payments or agreements that limit our business operations. Even if we are liable in future lawsuits, the costs of defending such actions may be significant and could exceed the coverage limits or remain uncovered by our insurance policies.

Design patent litigation related to guardrails could reduce demand for these products and increase litigation risk.

Some of our foreign subsidiaries in India, New Zealand, and Australia manufacture highway safety products primarily for non-U.S. markets and license certain guardrail design patents to third parties. Currently, U.S. product liability lawsuits have been filed against companies that manufacture and install specific guardrail products, some of which involve a foreign subsidiary due to its design patent. This litigation could decrease demand for these products or affect government approvals for their use, both domestically and internationally. It may also increase litigation risks for our foreign subsidiaries, negatively impacting their sales and licensing revenue.

Liquidity and Capital Resources Risks

We have, from time to time, maintained a substantial amount of outstanding indebtedness, which could impair our ability to operate our business, respond to changes in our operations, comply with debt covenants, and make debt payments.

As of December 28, 2024, we had a total of $757.9 million in outstanding indebtedness, of which $2.9 million matures within the next five fiscal years. Additionally, as of December 28, 2024, we had $799.8 million in borrowing capacity under our revolving credit facility. We occasionally borrow funds for business acquisitions and share repurchases. At times, our borrowings have been significant, with the majority of our interest‑bearing debt incurred by U.S. entities. Rising interest rates have increased our borrowing costs.

Our level of indebtedness may have significant consequences, including:

●	Our ability to meet obligations under our debt agreements could be impacted. Failure to comply with debt covenants and other requirements, including financial and restructuring terms, could result in a default under our debt agreements.
●	A substantial portion of our cash flow from operations will be used to make interest and principal payments, limiting the funds available for operations, working capital, capital expenditures, expansion, and other corporate purposes, including future acquisitions that could benefit our business.
●	Our ability to secure additional financing in the future may be hindered.
●	We may be more highly leveraged than our competitors, placing us at a competitive disadvantage.
●	Our flexibility in responding to changes in our business and industry may be constrained.
●	Our level of leverage may make us more vulnerable in the event of a downturn in our business, industry, or the broader economy.

The restrictions and covenants in our debt agreements may limit our ability to secure future financing, make necessary capital expenditures, withstand a downturn in our business or the economy, or conduct essential corporate activities. These covenants could prevent us from capitalizing on emerging business opportunities.

A breach of any of these covenants would constitute a default under the relevant debt agreement. If not waived, this could trigger immediate repayment obligations under that agreement and potentially accelerate repayment requirements under other agreements. If this occurs, the debt would become immediately due and payable. We may not have the funds to pay all such debt or to obtain sufficient financing to refinance it. Even if financing is available, the terms may not be favorable.

As of December 28, 2024, we had $164.3 million in cash and cash equivalents. Approximately 83% of our consolidated cash balance is held outside the U.S. Repatriating funds to meet U.S. cash needs could be subject to legal restrictions, tax liabilities, or contractual limitations. Additionally, as we use cash for acquisitions and other purposes, these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

We assumed an underfunded pension liability as part of the fiscal 2010 acquisition of Delta Ltd., which may require increased funding and impose restrictions on excess cash usage.

Delta Ltd. sponsors a U.K. defined benefit pension plan (the “Plan”), which, as of December 28, 2024, covered approximately 5,150 former employees, either inactive or retired. The Plan has no active employee members. As of December 28, 2024, the Plan was overfunded by approximately £37.0 million ($46.5 million) for accounting purposes. Under the current agreement with the Plan trustees, we are obligated to provide annual funding of approximately £13.1 million ($16.7 million) to address the funding shortfall at the time of acquisition, along with an additional approximately £1.9 million ($2.5 million) for administrative expenses. Although this funding obligation was factored into the acquisition price of Delta, the Plan’s funding status may still have adverse effects on the combined company, including:

●	U.K. laws and regulations typically require the Plan trustees to agree on a new funding plan every three years, with the most recent plan established in fiscal 2022. Changes in actuarial assumptions, such as discount rates, inflation, interest rates, investment returns, and mortality projections, could increase the Plan’s underfunded position, requiring higher contributions to cover liabilities.
●	The U.K. government regulates the Plan, and its trustees represent the interests of covered workers. Under certain circumstances, regulations could trigger an immediate funding obligation significantly greater than the asset recognized for accounting purposes as of December 28, 2024. This obligation, calculated based on the cost of purchasing annuities to cover liabilities, could impact our ability to finance business growth or meet other financial commitments.

General Risks

Our businesses rely on skilled labor and management talent, and we may face challenges in attracting and retaining qualified employees.

Skilled factory workers and management are essential to meeting customer needs, driving sales growth, and maintaining competitive advantages. In some regions, shortages of workers with specific skills, such as welding, equipment maintenance, and operating complex machinery, have increased labor costs. Equally important is management talent, which is crucial for business growth and effective succession planning as key employees retire. In certain regions, it may be difficult to find skilled management for specific roles. If we struggle to attract and retain these critical skills, it could negatively impact our ability to grow profitably in the future.

We face strong competition in the markets we serve.

We experience competitive pressures from various companies across all our markets. Our competitors include both companies offering similar technologies and those providing alternative solutions, such as drip irrigation. These competitors range from international and national manufacturers to local ones, some of which may have greater financial, manufacturing, marketing, and technical resources, or deeper penetration and familiarity with specific geographic markets.

Additionally, certain competitors, particularly in our Utility and Telecommunications product lines, have sought bankruptcy protection in recent years. If they emerge with reduced debt obligations, they may be able to operate at lower prices, putting pressure on our margins. Some customers have also shifted manufacturing or sourcing operations overseas, negatively impacting our sales of galvanizing services.

To remain competitive, we must invest in manufacturing, product development, and customer service. At times, we may need to adjust pricing, particularly for customers in struggling industries. However, we cannot guarantee our competitive position in all markets.

We may not achieve the improved operating results we anticipate from future acquisitions, and we may face difficulties integrating the acquired businesses or inherit significant liabilities associated with them.

We regularly explore opportunities to acquire businesses that align with our core competencies, some of which may be material to us. We expect these acquisitions to result in better operating performance than we would otherwise achieve. However, we cannot guarantee that this expectation will be realized for any given acquisition.

Future acquisitions may present significant challenges for our management, requiring considerable time and resources to integrate key aspects of the acquired business, such as management, employees, information systems, accounting controls, personnel, and administrative functions, into Valmont. We may struggle to fully integrate and streamline overlapping functions, and even if we do succeed, the process may be more costly than initially anticipated. Additionally, integrating our product offerings with those of acquired businesses may prove difficult, and we may not be able to improve our collective product offering as expected.

Our integration efforts could be affected by factors beyond our control, such as general economic conditions. Moreover, the integration process may disrupt or slow down the activities of our existing business. The diversion of management’s attention, along with any delays or challenges encountered during integration, could negatively impact our operations, results, and liquidity. In some cases, the anticipated benefits of the acquisition may never materialize.

Furthermore, although we conduct due diligence reviews of potential acquisitions, we may still be exposed to unexpected claims or liabilities, including environmental cleanup costs. These liabilities could be costly to defend or resolve and may be substantial, potentially having a material adverse effect on our business, results, and liquidity.

We may incur significant warranty or contract management costs.

In our Infrastructure segment, we manufacture large electrical transmission structures, which are often highly engineered for large, complex contracts. These contracts may include terms that penalize us for late delivery, leading to consequential and compensatory damages. Occasionally, product quality issues may arise on large utility structure orders, resulting in significant costs. Additionally, our Infrastructure segment includes structures for a variety of applications such as outdoor lighting, traffic, and wireless communication.

Our Agriculture products are covered by warranty provisions, some of which extend over several years. If widespread product reliability issues occur with certain components, we may face substantial costs to address the situation.

Our operations could be adversely affected if our information technology systems and networks are compromised or subjected to cyberattacks.

Cyberattacks are becoming increasingly sophisticated and pose significant risks to the security of our information technology systems and networks. If these systems are breached, it could severely affect the confidentiality, availability, and integrity of our data. As our operations involve transferring data across international borders, we must comply with complex and stringent standards to protect both business and personal data, including in the U.S. and European Union countries.

Our risk management strategy focuses on maintaining and protecting the confidentiality, integrity, and availability of information for both our business and customers. We rely on an information security program that includes a wide range of cybersecurity measures. More details about these measures can be found in Part I, Item 1C of this report. While these measures are designed to prevent, detect, respond to, and mitigate unauthorized activity, there is no guarantee they will be sufficient to prevent or mitigate the risks of a cyberattack—whether directly targeting our systems or through third-party service providers—or to enable us to detect, report, or respond in a timely and effective manner.

Successful cyberattacks or other security incidents could result in the loss of key innovations, such as artificial intelligence or Internet of Things technologies; loss of access to critical data or systems through ransomware, crypto mining, or destructive attacks; and business delays or service disruptions. These incidents could lead to legal risks, fines, penalties, negative publicity, theft, modification or destruction of proprietary information, defective products, production downtimes, and operational disruptions. All of these could harm our reputation and competitiveness, and materially affect our business strategy, results of operations, or financial condition.

Regulatory and business developments regarding climate change could adversely impact our operations and demand for our products.

Regulatory and business developments related to climate change could adversely affect our operations and the demand for our products. We closely monitor scientific discussions and legislative developments regarding climate change, including proposed regulations, to assess their potential impact on our business.

Ongoing debates about the presence and scope of climate change, along with increasing legislative and regulatory attention, are expected to continue. Our production processes and the market for our products are influenced by such laws and regulations. Compliance with these measures may result in higher costs for raw materials and transportation. Non-compliance could damage our reputation and further expose our operations and customers to significant risks.

Climate change also presents physical risks, such as the increased frequency of severe weather events and rising sea levels, which could disrupt operations at our manufacturing facilities. These events may cause unforeseen disruptions of systems, equipment, or overall operations.

Additionally, we are facing rising insurance premiums and costs, including for property, casualty, and business interruption insurance. This trend is partly driven by the growing frequency and severity of extreme weather events such as hurricanes, floods, wildfires, and other natural disasters. Insurers have responded by tightening underwriting standards, reducing coverage limits, and increasing premium rates, particularly for businesses with geographically diverse and asset-intensive operations like ours. Any reduction in insurance coverage limits or the introduction of policy exclusions increases our financial exposure to losses associated with casualty events, including extreme weather occurrences.

We may encounter challenges in quickly adjusting our manufacturing capacity to respond to sudden shifts in demand for Infrastructure products.

Producing large engineered structures for Infrastructure customers requires significant machinery and often necessitates operating our facilities at or near full capacity to achieve optimal utilization. As a result, if demand for specific structure types in the Utility market changes unexpectedly, our ability to adjust manufacturing capacity in the near term may be limited.

Establishing new manufacturing capacity or expanding existing capacity involves significant vendor lead times, capital investments, and customer approvals, all of which further delay our ability to respond to unexpected increases in demand. These limitations could lead to delays in order fulfillment, customer dissatisfaction, potential business loss, inventory imbalances, increased labor and material costs, reduced productivity, lower profit margins, reputational harm, and a weakened market position. If we are unable to effectively address these challenges, it could have a material adverse impact on our business, financial condition, and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our information security program covers a wide range of cybersecurity activities, with the primary objective of maintaining the confidentiality, integrity, and availability of information for both our business and customers. The program and our systems are designed to identify and mitigate information security risks and data privacy breaches. Our risk mitigation processes include a cybersecurity incident response plan, which is regularly exercised through tabletop exercises, security awareness training with attack simulations to reinforce the training, cybersecurity risk assessments integrated with technology acquisition processes, and the utilization of third-party partnerships for threat intelligence, incident response and escalation, and attack surface monitoring.

We measure our security performance using the International Organization for Standardization 27001 Framework and Enterprise Risk Management strategies. We implement policies and practices to mitigate risks to organizational data and operational processes.

Our Global Data Privacy Program continues to align with environmental, social, and corporate governance standards, taking into account both the risks and benefits of privacy-driven spending. The program’s operating model is based on the General Data Protection Regulation, adjusted to meet specific local requirements. This scalable model manages strategic, operational, legal, compliance, and financial risks and benefits, and utilizes technology to automate portions of the program, such as data subject access requests and consent and preference management.

Our membership in the Data Privacy Board, a group comprised of some of the world’s largest companies with the mission of engaging in confidential, leader-level discussions, offers opportunities for unbiased benchmarking and support from peers across various industries. We continue to build privacy resilience across international operating environments.

We collaborate with third-party vendors to enhance our processes against unauthorized access to our network, computers, programs, and data. Risk is inherent in risk management and cybersecurity strategy. See “Our operations could be adversely affected if our information technology systems and networks are compromised or targeted by cyberattacks” under Risk Factors in Part I, Item 1A of this report, which we incorporate here by reference.

Governance

The Board of Directors has oversight responsibility for cyber risks affecting the Company. The Board has delegated risk oversight of operational, compliance, and financial matters, including cybersecurity and information technology risk, to the Audit Committee.

Our Director of Security has extensive experience implementing and managing cybersecurity policies, including overseeing investments in tools, resources, and processes that enables the continued maturity of our cybersecurity program. Team members supporting our information security program possess relevant educational backgrounds and industry experience. Our CEO, Chief Financial Officer, and Audit Committee receive regular reports from our Director of Security on the Company’s risk and compliance with cybersecurity matters, including data privacy, incidents, industry trends, and the prevention, detection, mitigation, and remediation of cyber incidents.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Omaha, Nebraska, and the facility is leased through fiscal 2046. It houses the majority of our executive offices, reportable segment business units, and administrative functions. Additionally, we maintain a management headquarters in Sydney, Australia. Most of our significant manufacturing locations are owned or are subject to long-term renewable leases. Our principal manufacturing locations are in Valley, Nebraska; McCook, Nebraska; Tulsa, Oklahoma; Brenham, Texas; Charmeil, France; Uberaba, Brazil; Monterrey, Mexico; Siedlce, Poland; Shanghai, China; and Dubai, United Arab Emirates. All these facilities are owned by us, and we believe that our manufacturing capabilities and capacities are adequate to effectively serve our customers. Our capital spending programs focus on investments for replacement, achieving operational efficiencies, and expanding capacities where necessary. Our principal operating locations by reportable segment are listed below.

Infrastructure segment North American manufacturing operations are located in the following U.S. states, along with operations in Canada and Mexico: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Jersey, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Virginia. The largest operations are in Valley, Nebraska; Brenham, Texas; Tulsa, Oklahoma; and Monterrey, Mexico, all of which are owned facilities. We also have communication component distribution locations in California, Colorado, Florida, Georgia, Indiana, Maryland, Nevada, New York, Oregon, and Texas. Our international operations are located in Australia, China, England, Estonia, Finland, France, India, Indonesia, Italy, Malaysia, the Netherlands, New Zealand, the Philippines, Poland, and Thailand. The largest of these operations are in Charmeil, France, and Shanghai, China, both of which are owned facilities.

Agriculture segment North American manufacturing operations are concentrated in Nebraska. Our principal manufacturing operations serving international markets are in Uberaba, Brazil; Dubai, United Arab Emirates; and Shandong, China. All facilities are owned, except for China, which is leased.

Operations in the Other segment, which were divested in fiscal 2022, were located in Denmark.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor are any of our properties subject to such proceedings. From time to time, we are involved in routine litigation incidental to our business operations. For further information regarding legal proceedings, please refer to Note 17 to the Consolidated Financial Statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the names, ages, positions, and business experiences over the last five years of our current executive officers:

Avner M. Applbaum, age 53

President and Chief Executive Officer since July 2023. Served as Executive Vice President and Chief Financial Officer from March 2020 to July 2023. Previously, Chief Financial Officer and Chief Operating Officer at Double E Group, an equipment manufacturer, from 2017 to March 2020.

Thomas Liguori, age 66

Executive Vice President and Chief Financial Officer since August 2024. Served as Chief Financial Officer at Fortna, Inc., a supply chain optimization and automation company, from December 2022 to March 2024. Previously, Chief Financial Officer at Avnet, Inc., a global technology distributor and solutions provider, from 2018 to September 2022.

Diane M. Larkin, age 60

Executive Vice President of Global Operations since June 2020. Served as Senior Vice President of Operations and Global Supply at Pentair, a water treatment company, from 2017 to June 2020.

J. Timothy Donahue, age 60

Group President of Infrastructure since July 2023. Served as Executive Vice President of Corporate and Business Development from January 2023 to July 2023. Previously, President of Global Engineered Support Structures from December 2019 to January 2023.

Darryl Matthews, age 56

Group President of Agriculture since September 2024. Served as Senior Vice President of Natural Resources and Autonomy at Trimble, Inc., a company that provides integrated technology solutions for the agriculture, construction, and infrastructure industries, from September 2015 to December 2023.

Timothy P. Francis, age 48

Chief Accounting Officer since September 2024. Served as Interim Chief Financial Officer from July 2023 to August 2024 and Interim Chief Accounting Officer from December 2023 to August 2024. Previously, Senior Vice President and Finance Business Partner of Global Operations from June 2022 to July 2023, and Senior Vice President and Controller from June 2014 to June 2022.

Renee L. Campbell, age 55

Senior Vice President of Investor Relations and Treasurer since February 2022. Served as Vice President of Investor Relations and Corporate Communications from October 2017 to February 2022.

Jennifer Paisley, age 47

Senior Vice President of Human Resources since August 2024. Served as Vice President of Total Rewards and HR Operations from September 2020 to August 2024. Previously, Senior Director of HR Operations and Benefits from January 2019 to September 2020.

Ellen S. Dasher, age 55

Vice President of Global Taxation since December 2015.

R. Andrew Massey, age 55

Vice President, Chief Legal Officer, and Corporate Secretary since July 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “VMI.”

Holders

As of December 28, 2024, we had approximately 98,900 shareholders of common stock.

Dividends

Cash dividends on our common stock are paid quarterly. In fiscal 2024, we paid a total of $48.4 million in dividends, compared to $49.5 million in fiscal 2023. The Board of Directors determines whether to declare dividends, including their timing and amount, based on the Company’s financial condition and other relevant factors. We currently anticipate continuing to pay dividends at levels consistent with historical distributions.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
September 29, 2024 to October 26, 2024	—	$—	—	$81,039,000
October 27, 2024 to November 30, 2024	37,011	339.30	37,011	68,480,000
December 1, 2024 to December 28, 2024	6,990	349.04	6,990	66,039,000
Total	44,001	$340.85	44,001	$66,039,000
(1)	In May 2014, we announced a capital allocation philosophy that included a share repurchase program. The Board of Directors initially authorized the purchase of up to $500.0 million of the Company’s outstanding common stock over a twelve-month period at prevailing market prices, either through open market or privately negotiated transactions. The Board expanded this authorization in February 2015 and October 2018, each time adding $250.0 million with no expiration date. In February 2023, the Board increased the program by an additional $400.0 million, bringing the total authorization to $1,400.0 million, with no expiration date. As of December 28, 2024, we have repurchased 8,235,697 shares for approximately $1,334.0 million under this program. Subsequent to year end, on February 18, 2025, we announced the Board of Directors increased the amount authorized under the program by an additional $700.0 million, with no stated expiration date.

The Inflation Reduction Act of 2022, enacted on August 16, 2022, introduced a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As of December 28, 2024 and December 30, 2023, the excise tax accrued totaled $0.6 million and $2.8 million, respectively.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward‑Looking Statements

Management’s discussion and analysis, along with other sections of this annual report, contain forward‑looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, anticipated future developments, and other factors deemed to be relevant. However, these statements are not guarantees of future performance or results. They are subject to risks, uncertainties (some beyond the Company’s control), and various assumptions.

Management believes these forward‑looking statements are based on reasonable assumptions. However, many factors could cause actual financial results to differ materially from expectations. These factors include, among others, risk factors described in the Company’s reports to the SEC, as well as future economic and market conditions, industry trends, Company performance and financial results, operational efficiencies, availability and pricing of raw materials, availability and market acceptance of new products, product pricing, domestic and international competition, and actions or policy changes by domestic and foreign governments.

The following discussion and analysis provide information that management considers relevant for assessing and understanding the Company’s consolidated results of operations and financial position. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes.

This section primarily discusses fiscal 2024 and fiscal 2023, including year-over-year comparisons. Discussions regarding fiscal 2022 and associated comparisons, which are not included on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

FISCAL 2024 COMPARED WITH FISCAL 2023

Results of Operations

	Fiscal Year Ended
	December 28,	December 30,	Percent
Dollars in thousands, except per-share amounts	2024	2023	Change
Consolidated
Net sales	$4,075,034	$4,174,598	(2.4%)
Gross profit	1,241,212	1,236,034	0.4%
as a percentage of net sales	30.5%	29.6%
Selling, general, and administrative expenses	716,628	768,423	(6.7%)
as a percentage of net sales	17.6%	18.4%
Impairment of goodwill and other intangible assets	—	140,844	NM
Realignment charges	—	35,210	NM
Operating income	524,584	291,557	79.9%
as a percentage of net sales	12.9%	7.0%
Net interest expense	51,539	50,578	1.9%
Effective tax rate	25.2%	38.1%
Net earnings attributable to Valmont Industries, Inc.	348,259	150,849	130.9%
Diluted earnings per share	$17.19	$6.78	153.5%
Infrastructure
Net sales	$2,998,381	$2,999,637	(0.0%)
Gross profit	903,736	842,081	7.3%
as a percentage of net sales	30.1%	28.1%
Selling, general, and administrative expenses	406,596	424,997	(4.3%)
as a percentage of net sales	13.6%	14.2%
Impairment of goodwill and other intangible assets	—	3,571	NM
Realignment charges	—	17,260	NM
Operating income	497,140	396,253	25.5%
as a percentage of net sales	16.6%	13.2%
Agriculture
Net sales	$1,076,653	$1,174,961	(8.4%)
Gross profit	337,476	393,953	(14.3%)
as a percentage of net sales	31.3%	33.5%
Selling, general, and administrative expenses	199,140	230,729	(13.7%)
as a percentage of net sales	18.5%	19.6%
Impairment of goodwill and other intangible assets	—	137,273	NM
Realignment charges	—	9,101	NM
Operating income	138,336	16,850	721.0%
as a percentage of net sales	12.8%	1.4%
Corporate
Selling, general, and administrative expenses	$110,892	$112,697	(1.6%)
Realignment charges	—	8,849	NM
Operating loss	(110,892)	(121,546)	(8.8%)

NM = not meaningful

Overview, Including Items Impacting Comparability

Dollars in thousands	Infrastructure	Agriculture	Total
Net sales - fiscal 2023	$2,999,637	$1,174,961	$4,174,598
Volume	(55,453)	(48,082)	(103,535)
Pricing and mix	62,430	(63,942)	(1,512)
Acquisition	—	27,396	27,396
Divestiture	(2,292)	(1,068)	(3,360)
Currency translation	(5,941)	(12,612)	(18,553)
Net sales - fiscal 2024	$2,998,381	$1,076,653	$4,075,034

On a consolidated basis, net sales decreased in fiscal 2024, as compared to fiscal 2023, primarily due to lower net sales in the Agriculture segment, while net sales in the Infrastructure segment remained relatively flat.

On a consolidated basis, both gross profit and gross profit as a percentage of net sales increased in fiscal 2024, as compared to fiscal 2023. This growth was driven by higher gross profit in the Infrastructure segment, partially offset by a decline in the Agriculture segment. Favorable factors in the Infrastructure segment, including steel deflation, strong commercial execution, and effective pricing strategies, were partially offset by lower volumes and pricing in the Agriculture segment, particularly in Brazil.

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

Consolidated selling, general, and administrative expenses (“SG&A”) decreased in fiscal 2024, as compared to fiscal 2023, primarily driven by lower compensation costs, largely attributable to the Realignment Program in fiscal 2023.

In fiscal 2023, SG&A in the Agriculture segment included $4.9 million in amortization of identified intangible assets and $7.1 million in stock-based compensation expense from the Prospera subsidiary acquired in fiscal 2021. In fiscal 2024, Prospera intangible asset amortization was $0.4 million and stock-based compensation expense was $4.1 million.

Consolidated operating income increased in fiscal 2024, as compared to fiscal 2023, primarily due to the impairment of certain goodwill and intangible assets totaling $140.8 million and realignment charges totaling $35.2 million in fiscal 2023. The increase was further supported by lower SG&A resulting from the Realignment Program and increased gross profit.

Acquisitions and Divestitures

We continue to strategically enhance our portfolio through targeted acquisitions and divestitures, demonstrating our commitment to refining our business focus and driving value within our core segments.

Acquisitions

In the third quarter of fiscal 2023, we acquired HR Products, a leading wholesale supplier of irrigation parts in Australia, for $37.3 million, included in the Agriculture segment.

Divestitures

In the fourth quarter of fiscal 2024, we divested George Industries, a coating and anodizing company in California previously included in the Infrastructure segment, resulting in a loss of $2.8 million recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

In the fourth quarter of fiscal 2024, we divested our extractive business, which included the manufacturing and distribution of screening products for the mining and quarrying sectors in Australia and New Zealand, previously included in the Infrastructure segment, resulting in a loss of $1.7 million recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

In the second quarter of fiscal 2023, we divested Torrent Engineering and Equipment Company, LLC, an Indiana-based integrator of prepackaged pump stations previously included in the Agriculture segment, resulting in a gain of $3.0 million recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

Macroeconomic and Geopolitical Impacts on Financial Results and Liquidity

We manufacture Utility structures in Mexico and ship them to customers in the U.S. In fiscal 2024, we imported approximately $230.0 million worth of fabricated steel structures from Mexico into the U.S. On February 10, 2025, President Trump announced a 25% tariff on all steel and aluminum imports into the U.S., effective March 4, 2025. The U.S.-Mexico tariff situation remains highly fluid, and we are assessing the duration and scope of this presidential order. At this time, we cannot predict whether additional tariffs will be imposed. Any U.S. tariffs on fabricated steel structures we produce are expected to apply to transfer prices from Mexico. These potential tariffs, along with possible retaliatory measures from Mexico, could have a material adverse impact on our future cost of goods sold and operating income. The ultimate effect will depend on the magnitude and duration of the tariffs, and we are actively assessing options to mitigate any potential impact.

We continue to monitor other macroeconomic and geopolitical uncertainties that have impacted or may impact our business, including inflationary cost pressures, supply chain disruptions, currency fluctuations against the U.S. dollar, changing interest rates, ongoing international conflicts, and labor shortages. These factors could impact our operational costs, revenue, and financial stability. As conditions evolve, we are proactively adapting strategies to mitigate risks and ensure sufficient liquidity.

Reportable Segments

In addition to our two reportable segments, we had a business and related activities in fiscal 2022 that did not exceed 10% of consolidated sales, operating income, or assets. This included the offshore wind energy structures business, which was reported in the Other segment until its divestiture in the fourth quarter of fiscal 2022. For additional information, see Note 20 in our Consolidated Financial Statements.

Backlog

As of December 28, 2024, the consolidated backlog of unshipped orders was approximately $1.4 billion, as compared to approximately $1.5 billion as of December 30, 2023. This decrease is attributed to slight decreases in both the Infrastructure and Agriculture segments.

Net Interest Expense

Consolidated net interest expense increased in fiscal 2024, as compared to fiscal 2023, due to the increase in average outstanding borrowings on the revolving line of credit along with higher average interest rates.

Other Income / Expenses (Including Gain (Loss) on Deferred Compensation Investments)

Amounts in “Gain (loss) on deferred compensation investments” included changes in the market value of deferred compensation assets which were offset by an equal opposite amount included in SG&A for the corresponding change in the valuation of deferred compensation liabilities. Other items included in “Other income (expenses)” were pension expenses along with losses related to the sales of George Industries and the extractive business in the fourth quarter of fiscal 2024 totaling approximately $4.5 million. Pension expense was $0.6 million and $0.2 million in fiscal 2024 and 2023, respectively.

Income Tax Expense

Our effective income tax rate in fiscal 2024 and fiscal 2023 was 25.2% and 38.1%, respectively. In fiscal 2024, the effective tax rate was the result of changes in the geographical mix of earnings. In fiscal 2023, the higher effective tax rate was the result of goodwill impairment charges for which no tax benefits were recorded.

Infrastructure Segment

	Fiscal Year Ended
	December 28,	December 30,	Dollar	Percent
Dollars in thousands	2024	2023	Change	Change
Utility	$1,368,333	$1,291,670	$76,663	5.9%
Lighting and Transportation	884,128	916,170	(32,042)	(3.5)%
Coatings	353,739	354,330	(591)	(0.2)%
Telecommunications	250,770	252,165	(1,395)	(0.6)%
Solar	151,606	195,732	(44,126)	(22.5)%
Total sales	$3,008,576	$3,010,067	$(1,491)	(0.0)%

Operating income	$497,140	$396,253	$100,887	25.5%

Infrastructure segment sales in fiscal 2024 were comparable to those in fiscal 2023. A significant decline in Solar product line volumes was offset by higher volumes in the Utility product line and increased average selling prices, particularly in the Utility product line. Regionally, Infrastructure segment sales grew in North America in fiscal 2024, as compared to fiscal 2023, but declined in international markets during the same period.

Sales in the Utility product line increased in fiscal 2024, as compared to fiscal 2023, driven by a continued focus on commercial excellence and a favorable product mix, including higher volumes of distribution and substation products. These factors more than offset the impact of steel index deflation on average selling prices. The overall product line growth occurred amid strong demand in the utility market, fueled by ongoing investments in the global energy transition and grid hardening efforts.

Lighting and Transportation product line sales decreased in fiscal 2024, as compared to fiscal 2023. This decline was due to lower sales volumes caused by continued softness in the lighting market, the timing of transportation projects, and an unfavorable currency translation effect totaling approximately $1.9 million.

Coatings product line sales decreased slightly in fiscal 2024, as compared to fiscal 2023, primarily due to lower sales volumes in international markets. These declines were partially offset by increased average selling prices.

Telecommunications product line sales decreased in fiscal 2024, as compared to fiscal 2023, driven by lower sales volumes in the first half of fiscal 2024. However, sales volumes rebounded in the second half of fiscal 2024, supported by increased carrier spending amid a stabilizing North American market environment.

Solar product line sales decreased significantly in fiscal 2024, as compared to fiscal 2023. This decline was attributed to the non-recurrence of a large utility-scale project from fiscal 2023, a strategic decision in the second quarter of fiscal 2024 to exit certain low-margin projects, and an unfavorable foreign currency translation effect totaling approximately $1.4 million.

Infrastructure segment gross profit and gross profit as a percentage of net sales increased in fiscal 2024, as compared to fiscal 2023. These improvements were driven by a favorable product mix and commercial excellence, which resulted in higher average selling prices that more than offset the impact of steel index deflation.

Infrastructure segment SG&A decreased in fiscal 2024, as compared to fiscal 2023. This reduction was primarily due to lower compensation costs as a result of the Realignment Program.

Infrastructure segment operating income increased in fiscal 2024, as compared to fiscal 2023. This improvement was driven by higher gross profit and lower SG&A. In addition, we incurred severance costs totaling $17.3 million within the Infrastructure segment in fiscal 2023 related to the Realignment Program.

Agriculture Segment

	Fiscal Year Ended
	December 28,	December 30,	Dollar	Percent
Dollars in thousands	2024	2023	Change	Change
North America	$570,517	$587,056	$(16,539)	(2.8)%
International	513,191	595,167	(81,976)	(13.8)%
Total sales	$1,083,708	$1,182,223	$(98,515)	(8.3)%

Operating income	$138,336	$16,850	$121,486	721.0%

In North America, Agriculture segment sales declined in fiscal 2024, as compared to fiscal 2023. This decrease was primarily driven by lower tubular steel product sales, reflecting weakness in the North American agriculture market. Although sales of replacement irrigation equipment increased due to severe weather events earlier in fiscal 2024, these gains were partially offset by continued softness in the agriculture market, influenced by lower grain prices. Additionally, average selling prices for irrigation equipment were slightly lower compared to the prior year.

In international markets, Agriculture segment sales decreased in fiscal 2024, as compared to fiscal 2023. This was driven by significantly lower sales in Brazil, where normalizing backlog levels and lower grain prices impacted growers’ purchasing decisions. The decline was further exacerbated by unfavorable foreign currency translation effects of $12.6 million. However, sales growth in the Europe, Middle East, and Africa region, along with incremental sales from the HR Products acquisition in fiscal 2023, partially offset these declines.

Sales of Technology Products and Services decreased in fiscal 2024, as compared to fiscal 2023, primarily due to lower hardware sales volumes.

Our Agriculture business remains cyclical and is influenced by factors such as changes in net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We closely monitor these variables to assess their potential impacts on our financial performance, including estimated U.S. net farm income data released by the U.S. Department of Agriculture. In Brazil, we actively track fluctuations in grain prices and projected farm input costs to evaluate grower sentiment. Looking ahead, Irrigation Equipment and Parts sales in North America are expected to remain muted for fiscal 2025.

Agriculture segment gross profit decreased in fiscal 2024, as compared to fiscal 2023, primarily due to lower sales volumes, particularly in North America and Brazil, as well as an unfavorable geographic sales mix.

Agriculture segment SG&A decreased in fiscal 2024, as compared to fiscal 2023, primarily due to lower compensation costs, largely driven by the Realignment Program. Additionally, intangible asset amortization expenses declined as a result of the third quarter of fiscal 2023 impairment of certain Prospera amortizing proprietary technology.

Agriculture segment operating income increased in fiscal 2024, as compared to fiscal 2023, primarily due to a $137.3 million impairment of certain goodwill and other intangible assets in fiscal 2023. This increase was partially offset by lower sales volumes and decreased gross profit. Furthermore, in fiscal 2023, we incurred $9.1 million in severance costs within the Agriculture segment related to the Realignment Program.

Corporate

Corporate SG&A decreased in fiscal 2024, as compared to fiscal 2023, primarily due to lower compensation costs resulting from the Realignment Program in fiscal 2023, as well as reduced incentive expenses. These reductions were partially offset by higher insurance expenses and increased technology costs.

In addition, in fiscal 2023, we incurred $8.8 million in severance and other employee benefit costs within Corporate expense as part of the Realignment Program.

LIQUIDITY AND CAPITAL RESOURCES

Capital Allocation Philosophy

Our capital allocation priorities are intended to present a balanced approach to maintaining disciplined investments in organic and inorganic growth opportunities while delivering meaningful capital returns to shareholders over the next three to five years. These priorities are expected to be supported by our projected cash flow generation. We plan to allocate approximately 50% of operating cash flow to high-return growth opportunities, focused on:

●	capital expenditures for strategic capacity expansion, primarily in the Infrastructure segment, to maintain and increase manufacturing output and efficiency while driving innovation to better serve customers, and
●	acquisitions that strategically augment our competitive position, with a focus on sustainable growth and premium returns on invested capital.

We plan to allocate the remaining approximately 50% of operating cash flow to shareholder returns through the form of share repurchases and dividends.

We are committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Investors Service, Inc., BBB- (stable outlook) by Fitch Ratings, Inc., and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

As of December 28, 2024, we had approximately $66.0 million of remaining capacity under our share repurchase program. Since May 2014, we have repurchased approximately 8.2 million shares for a total of $1,334.0 million under the program. Subsequent to year end, on February 18, 2025, we announced the Board of Directors increased the program’s authorized capacity by an additional $700.0 million, with no stated expiration date. These purchases will be funded through available cash balances and ongoing cash flows and will be made subject to market and economic conditions. We are not obligated to make any repurchases and may discontinue the program at any time. Additionally, the Board of Directors approved a quarterly cash dividend on common stock of $0.68 per share, or an annualized rate of $2.72 per share, representing an increase of over 13%.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of December 28, 2024 and December 30, 2023, our accounts payable in the Consolidated Balance Sheets included $45.6 million and $41.9 million, respectively, related to obligations under this program.

Sources of Financing

As of December 28, 2024, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of December 28, 2024, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.0 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.4 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

We retain the option to repurchase these notes by paying a make-whole premium. Both tranches are guaranteed by certain subsidiaries.

Revolving Credit Facility

Our revolving credit facility, managed by JPMorgan Chase Bank, N.A., as Administrative Agent, has a maturity date of October 18, 2026. The facility provides up to $800.0 million in unsecured revolving credit, with $400.0 million available for borrowings in foreign currencies. An additional $300.0 million may be added to the facility, subject to lender commitments.

Authorized borrowers include the Company and its wholly-owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd. Obligations under this facility are guaranteed by the Company and its wholly-owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”), based on a one-, three-, or six-month period, plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on our senior unsecured long-term debt credit rating by S&P Global Ratings and Moody’s Investors Service, Inc.;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, or
●	term SOFR (based on a one-month period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on our credit rating; or

(c)	daily simple SOFR plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on our credit rating.

Additionally, a commitment fee is applied to the average daily unused portion of the facility, ranging from 10 to 25 basis points, based on our credit rating.

As of December 28, 2024, we had no outstanding borrowings under this facility. As of December 30, 2023, we had outstanding borrowings of $377.9 million under this facility. The facility includes a financial covenant that may limit additional borrowing. As of December 28, 2024, we could borrow $799.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $30.9 million, with $29.2 million unused as of December 28, 2024.

Covenants and Compliance

Both our senior unsecured notes and revolving credit facility contain cross-default provisions, which allow for the acceleration of debt if we default on other indebtedness that also permits acceleration.

The revolving credit facility requires us to maintain a financial leverage ratio of 3.50 or lower, measured as of the last day of each fiscal quarter. A temporary increase to 3.75 is permitted for the four fiscal quarters following a material acquisition. The leverage ratio is defined as the ratio of: (a) interest-bearing debt, minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million), to (b) earnings before interest, taxes, depreciation, and amortization, adjusted for non-cash stock-based compensation and non-recurring non-cash charges or gains, subject to certain limitations (“Adjusted EBITDA”). Additionally, in the event of an acquisition or divestiture, Adjusted EBITDA shall be computed on a pro forma basis, reflecting the transaction as if it had occurred on the first day of the period.

Additional covenants restrict activities such as incurring indebtedness, placing liens, engaging in mergers, making investments, selling assets, paying dividends, conducting affiliate transactions, and making debt prepayments. Customary events of default may trigger the acceleration of obligations, subject to grace periods where applicable.

As of December 28, 2024, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

Cash Uses

Our primary cash needs include working capital, capital expenditures, debt service, taxes, and pension contributions. We may also pursue strategic investments, acquisitions, stock repurchases, or dividends, subject to market conditions and debt agreement restrictions.

In fiscal 2025, our primary cash requirements will include capital expenditures, pension contributions, lease payments, and interest on outstanding debt. We have committed to purchasing zinc, aluminum, and steel under unconditional purchase agreements aligned with our business needs. These contracts help stabilize costs amid fluctuating demand, and we plan to use the contracted amounts within the fiscal year. We expect fiscal 2025 capital expenditures to range from $140.0 million to $160.0 million. The increase in planned expenditures is driven by infrastructure-related growth opportunities. These investments will enhance output, improve adaptability to evolving needs, and expand manufacturing capacity, efficiency, and flexibility.

The following table outlines our material cash requirements, both current and long-term, as of December 28, 2024:

	Next 12
Dollars in millions	Months	Thereafter	Total
Long‑term debt	$0.7	$755.6	$756.3
Interest[1]	38.6	882.8	921.4
Pension plan contributions	16.7	197.6	214.3
Operating leases	29.0	184.1	213.1
Total contractual cash obligations	$85.0	$2,020.1	$2,105.1

1 Interest expense amount assumes that long-term debt will be held to maturity.

Our business operates in cyclical markets, but our diverse portfolio—spanning various products, customers, and regions—has enabled us to navigate these cycles effectively while maintaining liquidity. Historically, we have consistently generated operating cash flows that exceed our capital expenditures, demonstrating our ability to manage cash effectively through economic cycles. For fiscal 2025 and beyond, we are confident in our liquidity position, supported by accessible credit facilities, capital markets, and a solid track record of positive operating cash flows.

As of December 28, 2024, we held $164.3 million in cash, including $135.6 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. Additionally, as of December 28, 2024, we had liabilities of $1.6 million for foreign withholding taxes and $0.5 million for U.S. state income taxes.

Cash Flows

The table below summarizes our cash flow information for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
Dollars in thousands	2024	2023	2022
Net cash flows from operating activities	$572,678	$306,775	$326,265
Net cash flows from investing activities	(78,878)	(115,281)	(132,080)
Net cash flows from financing activities	(522,560)	(176,405)	(181,905)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $572.7 million in fiscal 2024, compared to $306.8 million in fiscal 2023. The change in operating cash flows reflects increased operating profits and favorable changes in working capital, mainly due to increased customer receipts, including deposits of $83.7 million from a large customer in fiscal 2024. This was partially offset by a $21.9 million increase in tax payments for fiscal 2024, as compared to fiscal 2023. Operating cash outflows for severance payments related to the Realignment Program totaled $12.5 million and $22.7 million for fiscal 2024 and 2023, respectively.

Investing Cash Flows – Cash used in investing activities totaled $78.9 million in fiscal 2024, compared to $115.3 million in fiscal 2023. Investing activities in fiscal 2024 included capital spending of $79.5 million partially offset by proceeds of $3.8 million from the divestitures of George Industries and the extractive business, net of cash divested. Investing activities in fiscal 2023 included capital spending of $96.8 million and the acquisition of HR Products, net of cash acquired, of $32.7 million, partially offset by proceeds of $6.4 million from the divestiture of Torrent Engineering and Equipment Company, LLC, net of cash divested, and proceeds of $7.5 million from property damage insurance claims.

Financing Cash Flows – Cash used in financing activities totaled $522.6 million in fiscal 2024, compared to $176.4 million in fiscal 2023. Our total interest‑bearing debt decreased to $757.9 million as of December 28, 2024, from $1,138.1 million as of December 30, 2023. Financing activities in fiscal 2024 included $45.1 million in borrowings on the revolving credit facility and short-term notes, offset by $424.6 million in principal payments of on our long-term debt and short-term borrowings, $48.4 million in dividend payments, $70.1 million in stock repurchases, $17.8 million in purchases of redeemable noncontrolling interests, and $6.4 million in net activity from stock option and incentive plans, including related tax payments. Financing activities in fiscal 2023 included $400.8 million in borrowings of on the revolving credit facility and short-term notes, offset by $168.8 million in principal payments of on our long-term debt and short-term borrowings, $49.5 million in dividend payments, $345.3 million in stock repurchases, and $12.9 million in net activity from stock option and incentive plans, including related tax payments.

Guarantor Summarized Financial Information

This information is provided in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X, relating to our two tranches of senior unsecured notes. These senior notes are jointly, severally, fully, and unconditionally guaranteed—subject to certain customary release provisions, including the sale of the subsidiary guarantor or of all or substantially all of its assets—by certain of our current and future direct and indirect domestic and foreign subsidiaries (collectively, the “Guarantors”). The Parent serves as the Issuer of the notes and consolidates all Guarantors.

The financial information for the Issuer and Guarantors is presented on a combined basis, with intercompany balances and transactions between the Issuer and Guarantors eliminated. Any amounts due to or from the Issuer or Guarantors, as well as transactions with non-guarantor subsidiaries, are disclosed separately.

The combined financial information for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 was as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
Dollars in thousands	2024	2023	2022
Net sales	$2,753,999	$2,713,928	$2,876,425
Gross profit	828,055	756,966	695,211
Operating income	354,719	255,401	268,142
Net earnings	220,790	134,831	167,114
Net earnings attributable to Valmont Industries, Inc.	220,790	133,300	167,220

The combined financial information as of December 28, 2024 and December 30, 2023 was as follows:

	December 28,	December 30,
Dollars in thousands	2024	2023
Current assets	$805,713	$777,539
Non-current assets	835,197	872,016
Current liabilities	470,652	361,211
Non-current liabilities	1,091,773	1,436,131
Redeemable noncontrolling interests	—	10,518

As of December 28, 2024 and December 30, 2023, non-current assets included a receivable from non-guarantor subsidiaries of $90,938 and $136,904, respectively. As of December 28, 2024 and December 30, 2023, non-current liabilities included a payable to non-guarantor subsidiaries of $243,465 and $216,633, respectively.

Selected Financial Measures

We are providing the following financial measures for the Company:

Return on Invested Capital – Return on invested capital (“ROIC”) and Adjusted ROIC are key operating ratios that enable investors to assess our operating performance relative to the investment needed to generate operating profit. These measures are also utilized to determine management incentives. ROIC is calculated by dividing after-tax operating income by the average of beginning and ending invested capital. Adjusted ROIC is calculated as after-tax operating income, adjusted for certain non-recurring charges or gains. The adjusted figure is then divided by the average of beginning and ending invested capital to determine Adjusted ROIC. Invested capital represents total assets minus total liabilities (excluding interest-bearing debt and redeemable noncontrolling interests).

ROIC and Adjusted ROIC are non-generally accepted accounting principles (“GAAP”) measures. As such, invested capital, ROIC, and Adjusted ROIC should not be considered in isolation or as substitutes for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP, nor should they be viewed as indicators of our operating performance or liquidity. The following table shows how invested capital, ROIC, and Adjusted ROIC are calculated from our Consolidated Statements of Earnings and our Consolidated Balance Sheets.

The calculation of these ratios for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 was as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
Dollars in thousands	2024	2023	2022
Operating income	$524,584	$291,557	$433,249
Tax rate	25.2%	38.1%	27.7%
Tax effect on operating income	(132,050)	(111,124)	(119,872)
After-tax operating income	$392,534	$180,433	$313,377
Average invested capital	$2,396,436	$2,504,474	$2,437,232
Return on invested capital	16.4%	7.2%	12.9%

Operating income	$524,584	$291,557	$433,249
Impairment of goodwill and other intangible assets	—	140,844	—
Realignment charges	—	35,210	—
Other non-recurring charges	—	5,626	—
Prospera intangible asset amortization[3]	—	—	6,580
Prospera stock-based compensation[3]	—	—	9,896
Adjusted operating income	$524,584	$473,237	$449,725
Adjusted effective tax rate[1,2]	25.2%	25.9%	27.7%
Tax effect on adjusted operating income	(132,050)	(122,665)	(124,431)
After-tax adjusted operating income	$392,534	$350,572	$325,294
Average invested capital	$2,396,436	$2,504,474	$2,437,232
Adjusted return on invested capital	16.4%	14.0%	13.3%

Total assets	$3,329,972	$3,477,448	$3,556,996
Less: Defined benefit pension asset	(46,520)	(15,404)	(24,216)
Less: Accounts payable	(372,197)	(358,311)	(360,312)
Less: Accrued expenses	(275,407)	(277,764)	(248,320)
Less: Contract liabilities	(126,932)	(70,978)	(172,915)
Less: Income taxes payable	(22,509)	—	(3,664)
Less: Dividends payable	(12,019)	(12,125)	(11,742)
Less: Deferred income taxes	(6,344)	(21,205)	(41,091)
Less: Operating lease liabilities	(134,534)	(162,743)	(155,469)
Less: Deferred compensation	(33,302)	(32,623)	(30,316)
Less: Other non-current liabilities	(20,813)	(12,818)	(13,480)
Total invested capital	$2,279,395	$2,513,477	$2,495,471
Beginning invested capital	$2,513,477	$2,495,471	$2,378,992
Average invested capital	$2,396,436	$2,504,474	$2,437,232

1 The adjusted effective tax rate for fiscal 2022 excluded the effects of the $33.3 million loss from the divestiture of the offshore wind energy structures business, which was not deductible for income tax purposes. The effective tax rate including the loss on the divestiture was 29.9%.

2 The adjusted effective tax rate for fiscal 2023 excluded the effects of the impairment of goodwill and other intangible assets of $140.8 million, realignment charges of $35.2 million, non-recurring charges associated with major scope changes for two strategic projects initiated by departed senior leadership of $5.6 million, loss from Argentine peso hyperinflation of $5.1 million, and non-recurring tax benefit items of $3.6 million. The effective tax rate including these items was 38.1%.

3 The Company does not include adjustments for the Prospera subsidiary non-cash expenses for fiscal 2023 or going forward, as these amounts are no longer financially significant after the third quarter of fiscal 2023 impairment of goodwill and other intangible assets and realignment activities completed during the fourth quarter of fiscal 2023.

ROIC and Adjusted ROIC, as presented, may not be directly comparable to similarly titled measures used by other companies.

Adjusted EBITDA – Adjusted EBITDA is a key financial metric we use to assess our maximum borrowing capacity. Our bank credit agreements include a financial covenant that limits total interest-bearing debt to no more than 3.50 times Adjusted EBITDA (or 3.75 times Adjusted EBITDA following certain material acquisitions), calculated on a rolling four-fiscal-quarter basis. These agreements permit the inclusion of estimated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from acquired businesses for periods prior to ownership and the exclusion of EBITDA from divested businesses for periods during which we owned them.

Additionally, the agreements allow adjustments for non-cash stock-based compensation and non-recurring non-cash charges or gains, subject to certain limitations, which are factored into the calculation of Adjusted EBITDA. Failure to comply with this financial covenant may result in higher financing costs or early debt repayment requirements. As a non-GAAP measure, Adjusted EBITDA should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP. It also should not be interpreted as an indicator of operating performance or liquidity.

The calculation of Adjusted EBITDA for the fiscal year ended December 28, 2024 was as follows:

Fiscal Year Ended
December 28,
Dollars in thousands	2024
Net cash flows from operating activities	$572,678
Interest expense	58,722
Income tax expense	117,978
Deferred income taxes	24,655
Redeemable noncontrolling interests	(2,365)
Net periodic pension cost	(640)
Contribution to defined benefit pension plan	19,599
Changes in assets and liabilities	(128,232)
Other	(12,172)
Proforma divestitures adjustment	(2,346)
Adjusted EBITDA	$647,877

Fiscal Year Ended
December 28,
Dollars in thousands	2024
Net earnings attributable to Valmont Industries, Inc.	$348,259
Interest expense	58,722
Income tax expense	117,978
Depreciation and amortization	95,395
Stock-based compensation	29,869
Proforma divestitures adjustment	(2,346)
Adjusted EBITDA	$647,877

Adjusted EBITDA, as presented, may not be directly comparable to similarly titled measures used by other companies.

Leverage Ratio – The leverage ratio is calculated by taking the sum of interest-bearing debt, minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million), and dividing it by Adjusted EBITDA. This ratio is a key component of the covenants in our major debt agreements, which stipulate that the ratio must not exceed 3.50 (or 3.75 after certain material acquisitions), calculated on a rolling four-fiscal-quarter basis. If we violate these covenants, we could face increased financing costs or be required to repay debt before its maturity date. As a non-GAAP measure, the leverage ratio should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP. It should not be interpreted as an indicator of our operating performance or liquidity.

The calculation of the leverage ratio as of December 28, 2024 was as follows:

December 28,
Dollars in thousands	2024
Interest-bearing debt, excluding origination fees and discounts of $25,613	$757,915
Less: Cash and cash equivalents in excess of $50,000	114,315
Net indebtedness	$643,600
Adjusted EBITDA	647,877
Leverage ratio	0.99

The leverage ratio, as presented, may not be directly comparable to similarly titled measures used by other companies.

MARKET RISK

Changes in Prices

We rely on certain key materials, including steel, aluminum, zinc, and natural gas, which are globally traded commodities. As a result, their prices fluctuate based on factors such as supply and demand shifts and the costs of steel‑making inputs. These fluctuations can significantly impact our operating performance and cost of goods sold. Additionally, recent trade policies and proposed tariffs could increase the cost of goods we and our suppliers purchase from Canada, China, and Mexico, potentially leading to higher manufacturing costs for Infrastructure structures.

Steel is particularly critical for our Utility product line, where it represents approximately 50% of net sales. In fiscal 2018, we began using hot-rolled steel coil derivative contracts on a limited basis to help mitigate the impact of rising steel prices on our operating income. For the fiscal year ended December 28, 2024, a hypothetical 20% change in steel prices could have impacted net sales in this product line by approximately $110.0 million, assuming a similar sales mix.

Similarly, natural gas prices have been highly volatile in recent years. To manage these risks, we employ strategies such as implementing fixed-price purchase contracts with our vendors to stabilize our purchasing costs and raising sales prices where feasible. Additionally, we use natural gas swap contracts on a limited basis to help offset the impact of rising natural gas prices on our operating income.

Risk Management

We are exposed to several principal market risks, including fluctuations in interest rates, foreign currency exchange rates, and commodity prices. To mitigate these risks, we selectively use derivative financial instruments. However, we do not use derivatives for trading purposes.

Interest Rate Risk: As of December 28, 2024, most our interest‑bearing debt was fixed rate. We have available to us a revolving credit facility, with no outstanding balance as of December 28, 2024. Our notes payable, revolving credit facility, and a minor portion of our long-term debt accrue interest at variable rates. As a result, changes in interest rates could affect our future borrowing costs.

Foreign Exchange Risk: Our exposure to transactions in currencies other than an entity’s functional currency is minimal. Consequently, potential exchange losses on future earnings, fair value, and cash flows are not material. However, we are exposed to investment risks related to our foreign operations. To manage these risks, we occasionally enter into foreign currency contracts. As of December 28, 2024, the Company had one outstanding fixed-for-fixed cross currency swap (“CCS”) agreement. This swap exchanges U.S. dollar principal and interest payments on a portion of the Company’s 5.00% senior unsecured notes due in fiscal 2044 for euro-denominated payments. The CCS was initiated in fiscal 2024 to mitigate foreign currency risk associated with our euro investments and to reduce interest expenses. The notional amount of the euro CCS is $80.0 million, and it matures in fiscal 2029.

In the first quarter of fiscal 2024, the Company early settled a euro net investment hedge entered into during fiscal 2019, resulting in the Company receiving proceeds of $2.7 million. In the third and fourth quarters of fiscal 2022, the Company settled a Danish krone net investment hedge entered into during fiscal 2019, resulting in the Company receiving proceeds of $3.5 million.

A significant portion of our cash in non-U.S. entities is held in foreign currencies, meaning fluctuations in exchange rates will impact our cash balances when converted to U.S. dollars. A 10% fluctuation in the U.S. dollar’s value would have affected our reported cash balance by approximately $8.7 million in fiscal 2024 and $13.2 million in fiscal 2023.

To manage our investment risk in foreign operations, we either borrow in the functional currencies of those foreign entities or utilize appropriate hedging instruments, such as foreign currency swaps. The following table shows the change in the recorded value of our most significant investments as of December 28, 2024 and December 30, 2023, assuming a hypothetical 10% change in the value of the U.S. dollar.

	December 28,	December 30,
Dollars in millions	2024	2023
Australian dollar	$1.9	$6.9
Brazilian real	13.4	18.8
British pound	25.6	17.2
Canadian dollar	4.8	4.0
Chinese renminbi	5.4	5.6
Euro	13.2	9.5

Commodity Risk: Hot-rolled steel coil is a key input for both of our segments except the Coatings product line. Due to steel price volatility, we use derivative financial instruments to mitigate commodity price risks, particularly for fixed-price orders. In both fiscal 2024 and fiscal 2023, we entered into forward contracts and swaps for hot-rolled steel coil that qualified as cash flow hedges. These contracts help manage variability in cash flows from future steel purchases. As of December 28, 2024, we had open forward contracts and swaps with a notional amount of $13.5 million, covering the purchase of 17,000 short tons between January 2025 and September 2025.

Natural gas is another significant commodity used in our manufacturing processes, particularly in our Coatings product line, where it is used to heat tanks for the hot-dipped galvanizing process. Due to the volatility of natural gas prices, we mitigate this risk through derivative financial instruments. Our policy is to hedge 0% to 75% of our U.S. natural gas needs for the next 6 to 24 months using swaps tied to New York Mercantile Exchange futures. These swaps are designed to reduce the impact of sudden and significant increases in natural gas prices on our earnings. As of December 28, 2024, we had open natural gas swaps with a notional value of $1.4 million for 352,000 MMBtu from January 2025 to March 2026.

Diesel fuel is a major cost for our contracted carriers transporting our products. Diesel fuel prices are subject to volatility, which we manage through the use of derivative financial instruments. In fiscal 2024 and fiscal 2023, we entered into diesel fuel option contracts that qualified as cash flow hedges. These contracts help stabilize cash flows amid fluctuating diesel fuel costs charged by carriers. As of December 28, 2024, we had open option contracts with a notional amount of $0.6 million for the total purchase of 2,604,000 gallons of diesel fuel from December 2024 to June 2026.

CRITICAL ACCOUNTING ESTIMATES

The accounting policies described below involve significant judgments and estimates that are used in preparing our Consolidated Financial Statements. Management exercises substantial judgment in determining these estimates, which are essential to our financial reporting. The key areas that involve such estimates include impairments of goodwill and other intangible assets, income taxes, revenue recognition for product lines recognized over time, and inventory obsolescence. These estimates are based on our past experiences and other assumptions that we believe to be reasonable given the circumstances.

We continually re-evaluate these estimates as circumstances evolve, understanding that actual results may differ due to changes in assumptions or conditions. To ensure accuracy and transparency in our financial reporting, the selection and application of our critical accounting policies are reviewed annually by our Audit Committee.

Depreciation and Amortization

Our long-lived assets include property, plant, and equipment, right-of-use assets, and goodwill and other intangible assets acquired through business acquisitions. We assign useful lives to these assets based on their nature and expected usage, with ranges typically spanning from 2 to 30 years.

Impairment of Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the third fiscal quarter, aligning this assessment with our strategic planning process. For the fiscal 2024 annual goodwill impairment test, we estimated the fair value of the twelve reporting units with recorded goodwill using a discounted cash flow model. This model factors in projected after-tax cash flows from operations, net of capital expenditures, discounted to their present value. Additionally, we perform sensitivity analyses to assess the impact of changes in key assumptions, such as discount rates and cash flow forecasts, on the valuation of the reporting units.

For fiscal 2024, no reporting units had a fair value lower than their carrying value. However, in fiscal 2023, two reporting units had estimated fair values below their carrying values, resulting in impairments: $120.0 million for the Agriculture segment and $1.9 million for the Infrastructure segment.

Many of our reporting units serve cyclical markets, which can cause fluctuations in sales and profitability. For our Solar and International Irrigation reporting units, which have a combined goodwill of approximately $130.0 million, the amount of cushion or excess fair value above their carrying values was less than 15%. Despite this, we believe these reporting units will generate positive cash flows above their carrying values and will continue to monitor their performance and growth prospects.

We actively monitor the global economy for potential factors that could impact the operating results of our reporting units. Should adverse conditions arise, we will conduct an impairment test for any affected reporting units prior to our annual testing. When evaluating reporting units, we focus on their long-term prospects, recognizing that current performance may not always be indicative of future value, which requires management judgment, particularly regarding cash flow projections.

Our indefinite-lived intangible assets primarily consist of trade names, which are tested separately from goodwill. We use the relief-from-royalty method to value these assets, calculating the potential royalty a third party might pay to use the trade name, which is then discounted to present value and tax-effected. For fiscal 2024, the fair value of our trade names exceeded their carrying value. In fiscal 2023, however, one trade name’s carrying value exceeded its fair value, resulting in a $1.7 million impairment within the Infrastructure segment.

Additionally, in the third quarter of fiscal 2023, due to identified impairment indicators, we tested the recoverability of an amortizing proprietary technology intangible asset related to the Prospera subsidiary, which is part of the Agriculture segment. We determined the asset’s carrying value exceeded its total undiscounted estimated future cash flows. As a result, we recognized a $17.3 million impairment within the Agriculture segment.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We assess the value of our inventory regularly and write down slow-moving or obsolete inventory. The write-down is calculated as the difference between the carrying value and our estimate of the reduced value. This estimate takes into account potential future uses of the inventory, the likelihood of selling overstocked inventory, and expected selling prices. If our assumptions about the realizability of slow-moving or obsolete inventory prove to be overly optimistic, we may be required to record additional inventory write-downs.

Income Taxes

We maintain valuation allowances to adjust deferred tax assets to amounts that we anticipate are more likely than not to be realized. In assessing the need for these allowances, we consider anticipated future taxable income and tax-planning strategies. If we determine that a deferred tax asset is not expected to be fully realized, we increase the valuation allowance, which reduces net earnings in that period. Conversely, if we later determine that all or part of a net deferred tax asset is realizable, reducing the valuation allowance would increase net earnings for that period.

As of December 28, 2024, we had approximately $56.2 million in deferred tax assets related to tax credits and loss carryforwards, with a valuation allowance of $38.8 million, including $7.0 million for capital loss carryforwards that are unlikely to be realized. Changes in circumstance surrounding deferred tax assets may require adjustments to this allowance, which could impact income tax expense and net income. Additionally, as the earnings of our non-U.S. subsidiaries (in which we own more than 50%) are not considered indefinitely reinvested, we have recorded a deferred tax liability of $2.1 million, representing taxes to be incurred upon repatriation of these earnings.

Our operations are subject to examination by tax authorities in the various countries in which we operate, with the years open to examination varying by jurisdiction. We regularly evaluate potential additional income tax assessments based on past audit experiences and our understanding of relevant tax issues. Any changes to accruals for potential tax deficiencies are included in current income tax expense. Discrepancies between our estimates and actual outcomes in this area could impact our income tax expense in a given fiscal period.

Revenue Recognition

Revenue recognition for our contracts is determined by analyzing the specific type, terms, and conditions of each contract with customers. We do not have contracts that include variable consideration across any of our product lines.

For contracts involving Utility and certain Telecommunications customers, we recognize revenue over time. These contracts, particularly those for utility structures and telecommunication monopole structures, are engineered to meet customer specifications, making them unsuitable for alternative customers if canceled after production begins. The continuous transfer of control to the customer is evidenced by either contractual termination clauses or rights to payment for work performed to date, plus a reasonable profit, as the products do not have alternative uses to us. For these products, revenue is recognized over time based on progress toward completion of the performance obligation. However, for certain Telecommunications structures contracts where we lack the right to payment for work completed, revenue is instead recognized at the time of shipment.

The method for measuring progress toward completion requires judgment. For our Utility and Telecommunications products, revenue is recognized using an input-based method, where total production hours incurred to date are measured as a percentage of the total estimated hours for the order. The completion percentage is applied to the total contract revenue and estimated costs to calculate revenue, cost of goods sold, and gross profit. Our enterprise resource planning system tracks the total incurred costs and production hours to date, along with the estimated hours to complete. Previously, our offshore wind energy structures business (divested in fiscal 2022) recognized revenue using the cost-to-cost measure of progress, which is based on the ratio of incurred costs to total estimated costs.

Management relies on assumptions and estimates regarding manufacturing labor, materials, overhead, and burden recovery rates at each production facility. Production typically completes within three months once it begins, with profitability on open production orders reviewed monthly. We apply the practical expedient to omit disclosures for performance obligations expected to be completed within one year.

Occasionally, Utility customer orders may require up to three years to complete, often due to the number of structures involved. If actual costs deviate significantly from initial projections, burden rates and production hours per structure may be adjusted, recalibrating revenue recognition for future periods to reflect updated production schedules. For our offshore wind energy structures business before divestiture, we updated the total cost estimates quarterly, with any changes reflected in the current period’s revenue. During fiscal 2024, 2023, and 2022, no input or estimate adjustments were made that impacted revenue recognition for prior fiscal years. If a loss on a performance obligation is projected, a provision for loss is recognized, regardless of production status.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the section “Market Risk” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable. The Company estimates the fair value of its twelve reporting units with recorded goodwill using a discounted cash flow model which includes projected after-tax cash flows from operations, net of capital expenditures (“projected cash flows”), discounted to their present value. This valuation method requires management to make significant estimates and assumptions related to projected cash flows and discount rates.

We identified goodwill at the International Irrigation and Solar reporting units, of approximately $130 million, as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value and the difference between the fair values and the carrying values of the International Irrigation and Solar reporting units as of September 1, 2024. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projected cash flows and discount rates for these two reporting units.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for the International Irrigation and Solar reporting units included the following, among others:

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

February 25, 2025

We have served as the Company’s auditor since 1996.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Product sales	$3,660,779	$3,772,835	$3,955,320
Service sales	414,255	401,763	389,930
Net sales	4,075,034	4,174,598	4,345,250
Product cost of sales	2,580,083	2,672,740	2,958,208
Service cost of sales	253,739	265,824	260,818
Total cost of sales	2,833,822	2,938,564	3,219,026
Gross profit	1,241,212	1,236,034	1,126,224
Selling, general, and administrative expenses	716,628	768,423	692,975
Impairment of goodwill and other intangible assets	—	140,844	—
Realignment charges	—	35,210	—
Operating income	524,584	291,557	433,249
Other income (expenses):
Interest expense	(58,722)	(56,808)	(47,534)
Interest income	7,183	6,230	2,015
Gain (loss) on deferred compensation investments	3,634	3,564	(3,374)
Gain (loss) on divestitures	(4,474)	2,994	(33,273)
Other	(3,524)	(11,085)	12,805
Total other income (expenses)	(55,903)	(55,105)	(69,361)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	468,681	236,452	363,888
Income tax expense (benefit):
Current	142,633	108,770	109,912
Deferred	(24,655)	(18,649)	(1,225)
Total income tax expense	117,978	90,121	108,687
Earnings before equity in loss of nonconsolidated subsidiaries	350,703	146,331	255,201
Equity in loss of nonconsolidated subsidiaries	(79)	(1,419)	(950)
Net earnings	350,624	144,912	254,251
Loss (earnings) attributable to redeemable noncontrolling interests	(2,365)	5,937	(3,388)
Net earnings attributable to Valmont Industries, Inc.	$348,259	$150,849	$250,863
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$17.31	$6.85	$11.77
Diluted	$17.19	$6.78	$11.62

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net earnings	$350,624	$144,912	$254,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(70,145)	25,261	(44,741)
Realized loss on offshore wind energy structures business included in other expense	—	—	25,977
Total foreign currency translation adjustments	(70,145)	25,261	(18,764)
Hedging activities:
Unrealized loss on commodity hedges	(3,321)	(2,227)	(2,352)
Realized loss on commodity hedges included in net earnings	2,255	5,288	5,212
Unrealized gain (loss) on cross currency swaps	1,475	(2,119)	5,146
Realized gain on offshore wind energy structures business cross currency swap, net of tax expense of $1,207	—	—	(3,620)
Amortization cost included in interest expense	(48)	(52)	(64)
Total hedging activities	361	890	4,322
Net gain (loss) on defined benefit pension plan	9,569	(23,326)	1,345
Total other comprehensive income (loss), net of tax	(60,215)	2,825	(13,097)
Comprehensive income	290,409	147,737	241,154
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(1,689)	4,785	(2,073)
Comprehensive income attributable to Valmont Industries, Inc.	$288,720	$152,522	$239,081

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 28,	December 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$164,315	$203,041
Receivables, less allowance of $30,408 and $32,897, respectively	654,360	657,960
Inventories	590,263	658,428
Contract assets	187,257	175,721
Prepaid expenses and other current assets	87,197	92,479
Total current assets	1,683,392	1,787,629
Property, plant, and equipment, at cost	1,502,017	1,513,239
Less accumulated depreciation	(913,045)	(895,845)
Property, plant, and equipment, net	588,972	617,394
Goodwill	623,847	632,964
Other intangible assets, net	134,082	150,687
Defined benefit pension asset	46,520	15,404
Other non-current assets	253,159	273,370
Total assets	$3,329,972	$3,477,448

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$692	$719
Notes payable to banks	1,669	3,205
Accounts payable	372,197	358,311
Accrued employee compensation and benefits	143,028	130,861
Contract liabilities	126,932	70,978
Other accrued expenses	132,379	146,903
Income taxes payable	22,509	—
Dividends payable	12,019	12,125
Total current liabilities	811,425	723,102
Deferred income taxes	6,344	21,205
Long-term debt, excluding current installments	729,941	1,107,885
Operating lease liabilities	134,534	162,743
Deferred compensation	33,302	32,623
Other non-current liabilities	20,813	12,818
Total liabilities	1,736,359	2,060,376
Redeemable noncontrolling interests	51,519	62,792
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	2,940,838	2,643,606
Accumulated other comprehensive loss	(332,775)	(273,236)
Treasury stock, at cost, common shares of 7,868,382 and 7,691,192, respectively	(1,093,869)	(1,043,990)
Total shareholders’ equity	1,542,094	1,354,280
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,329,972	$3,477,448

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$350,624	$144,912	$254,251
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	95,395	98,708	97,167
Contribution to defined benefit pension plan	(19,599)	(17,345)	(17,155)
Impairment of goodwill and other intangible assets	—	140,844	—
Loss (gain) on divestitures	4,474	(2,994)	33,273
Stock-based compensation	29,869	39,219	41,850
Net periodic pension cost (benefit)	640	249	(10,087)
Loss on sale of property, plant, and equipment	7,619	973	237
Equity in loss of nonconsolidated subsidiaries	79	1,419	950
Deferred income taxes	(24,655)	(18,649)	(1,225)
Changes in assets and liabilities:
Receivables	(29,474)	(46,308)	(74,163)
Inventories	45,643	88,433	(3,429)
Contract assets	(11,844)	(1,230)	(53,008)
Prepaid expenses and other assets (current and non-current)	613	(26,161)	26,625
Accounts payable	24,801	(10,529)	36,990
Contract liabilities	63,682	(106,884)	(567)
Accrued expenses	8,205	22,591	624
Income taxes payable	18,827	13,746	10,836
Other non-current liabilities	7,779	(14,219)	(16,904)
Net cash flows from operating activities	572,678	306,775	326,265
Cash flows from investing activities:
Purchases of property, plant, and equipment	(79,451)	(96,771)	(93,288)
Proceeds from divestiture, net of cash divested	3,830	6,369	—
Proceeds from sales of assets	643	1,710	1,582
Proceeds from property damage insurance claims	—	7,468	—
Acquisitions, net of cash acquired	—	(32,676)	(39,287)
Other, net	(3,900)	(1,381)	(1,087)
Net cash flows from investing activities	(78,878)	(115,281)	(132,080)
Cash flows from financing activities:
Proceeds from short-term borrowings	15,041	30,785	9,665
Repayments on short-term borrowings	(16,526)	(34,083)	(17,242)
Proceeds from long-term borrowings	30,009	370,012	253,999
Principal repayments on long-term borrowings	(408,080)	(134,748)	(336,403)
Proceeds from settlement of financial derivatives	2,711	—	3,532
Dividends paid	(48,358)	(49,515)	(45,813)
Dividends to redeemable noncontrolling interests	(664)	(662)	(714)
Purchases of redeemable noncontrolling interests	(17,745)	—	(7,338)
Repurchases of common stock	(70,069)	(345,279)	(40,474)
Proceeds from exercises under stock plans	6,632	5,841	16,849
Tax withholdings on exercises under stock plans	(13,075)	(18,756)	(17,966)
Other, net	(2,436)	—	—
Net cash flows from financing activities	(522,560)	(176,405)	(181,905)
Effect of exchange rate changes on cash and cash equivalents	(9,966)	2,546	(4,106)
Net change in cash and cash equivalents	(38,726)	17,635	8,174
Cash and cash equivalents—beginning of period	203,041	185,406	177,232
Cash and cash equivalents—end of period	$164,315	$203,041	$185,406

Supplemental disclosures of cash flow information:
Interest paid	$57,709	$55,541	$46,653
Income taxes paid	125,548	103,697	93,109

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 25, 2021	$27,900	$1,479	$2,394,307	$(263,127)	$(773,712)	$1,386,847	$26,750
Net earnings	—	—	250,863	—	—	250,863	3,388
Other comprehensive loss, net of tax	—	—	—	(11,782)	—	(11,782)	(1,315)
Cash dividends declared ($2.20 per share)	—	—	(46,939)	—	—	(46,939)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(714)
Addition of redeemable noncontrolling interests	—	—	—	—	—	—	41,693
Reduction of redeemable noncontrolling interests	—	1,599	—	—	—	1,599	(8,937)
Repurchases of common stock; 137,612 shares acquired	—	—	—	—	(40,474)	(40,474)	—
Stock option and incentive plans	—	(3,078)	(5,192)	—	49,003	40,733	—
Balance as of December 31, 2022	27,900	—	2,593,039	(274,909)	(765,183)	1,580,847	60,865
Net earnings (loss)	—	—	150,849	—	—	150,849	(5,937)
Other comprehensive income, net of tax	—	—	—	1,673	—	1,673	1,152
Cash dividends declared ($2.40 per share)	—	—	(49,898)	—	—	(49,898)	—
Change in redemption value of redeemable noncontrolling interest	—	—	(7,374)	—		(7,374)	7,374
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Repurchases of common stock; 1,282,706 shares acquired	—	—	(30,000)	—	(318,121)	(348,121)	—
Stock option and incentive plans	—	—	(13,010)	—	39,314	26,304	—
Balance as of December 30, 2023	27,900	—	2,643,606	(273,236)	(1,043,990)	1,354,280	62,792
Net earnings	—	—	348,259	—	—	348,259	2,365
Other comprehensive loss, net of tax	—	—	—	(59,539)	—	(59,539)	(676)
Cash dividends declared ($2.40 per share)	—	—	(48,251)	—	—	(48,251)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Fair value adjustment on redeemable noncontrolling interests	—	—	(5,300)	—	—	(5,300)	5,300
Repurchases of common stock; 339,973 shares acquired	—	21,074	—	—	(91,707)	(70,633)	—
Stock option and incentive plans	—	(20,927)	2,524	—	41,828	23,425	—
Balance as of December 28, 2024	$27,900	$—	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Valmont Industries, Inc. and its controlled subsidiaries (collectively, “Valmont” or the “Company”). Investments in affiliates and joint ventures, where the Company exercises significant influence but lacks control or is not the primary beneficiary, are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing the Consolidated Financial Statements in accordance with generally accepted accounting principles, the Company’s management has made various estimates and assumptions. These estimates affect the reporting of assets and liabilities, the recognition of revenue and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year, with each fiscal year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 28, 2024 and December 30, 2023 each consisted of 52 weeks, while the fiscal year ended December 31, 2022 consisted of 53 weeks. The additional week in fiscal 2022 contributed approximately $80,800 in net sales and approximately $5,300 in net earnings to the Company’s results of operations.

Reportable Segments

The Company’s reportable segments are as follows:

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

Included in the “Other” segment are the activities of the offshore wind energy structures business, which was divested in the fourth quarter of fiscal 2022.

Cash Book Overdrafts

As of December 28, 2024 and December 30, 2023, cash book overdrafts totaling $23,492 and $19,869, respectively, were classified as “Accounts payable” in the Consolidated Balance Sheets. The Company’s policy is to report changes in book overdrafts as “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

Receivables

Receivables are reported in the Consolidated Balance Sheets net of any allowances for credit losses. Allowances are maintained at levels deemed appropriate based on an evaluation of outstanding receivables, considering factors such as the age of the receivables, prevailing economic conditions, and customer credit quality. As the Company’s international business has expanded, its exposure to potential losses in international markets has also increased. These exposures are particularly challenging to estimate in politically unstable regions, regions where the Company has limited experience, or regions lacking transparency in governmental credit conditions.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The following table provides details of the balances of the allowance for credit losses and changes therein:

		Charged to	Currency	Deductions
	Beginning	Profit and	Translation	from	Ending
Fiscal year ended:	Period Balance	Loss	Adjustment	Reserves	Period Balance
December 28, 2024	$32,897	$5,133	$(3,190)	$(4,432)	$30,408
December 30, 2023	20,890	17,657	911	(6,561)	32,897
December 31, 2022	18,050	4,237	(522)	(875)	20,890

The Company sells trade accounts receivable at a discount through uncommitted sale programs to third-party financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks after the transfer. As of December 28, 2024 and December 30, 2023, the Company sold trade accounts receivable of $20,000 and $60,000, respectively.

Transfers of accounts receivable are treated as sales, meaning sold receivables are removed from “Receivables, less allowance” in the Consolidated Balance Sheets. The cash proceeds from these sales are reflected in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows. The discount, representing the difference between the carrying amount of the trade accounts receivable sold and the cash received, is recorded in “Other income (expenses)” in the Consolidated Statements of Earnings.

Inventories

Inventory is valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. Finished and manufactured goods inventories include the cost of acquired raw materials and the related factory labor and overhead charges required to convert raw materials into finished and manufactured goods.

Long-Lived Assets

Property, plant, and equipment are recorded at historical cost. For financial reporting purposes, the Company primarily uses the straight-line for depreciation and amortization, whereas accelerated methods are applied for income tax purposes. The estimated useful lives of assets for annual depreciation and amortization are as follows:

●	Buildings and improvements: 10 to 30 years
●	Machinery and equipment: 3 to 10 years
●	Transportation equipment: 3 to 10 years
●	Office furniture and equipment: 3 to 7 years
●	Intangible assets: 2 to 20 years.

Depreciation expense for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 was $81,181, $78,138, and $73,938, respectively.

An impairment loss is recognized when an asset’s carrying amount exceeds its recoverable amount, which is determined based on estimated future undiscounted cash flows. If impaired, the asset’s carrying amount is reduced to its estimated fair value. The Company evaluates goodwill for impairment annually during the third fiscal quarter or whenever events or circumstances indicate potential impairment. This assessment includes estimating after-tax operating cash flows (net of capital expenditures) and discounting them to present value.

Indefinite‑lived intangible assets are evaluated separately from goodwill using a relief-from-royalty method as part of the annual impairment testing. Significant changes in assumptions related to a reporting unit’s goodwill or indefinite‑lived intangible assets may trigger a re-evaluation for potential impairment. Factors considered in these assessments include recent operating performance, projected future performance, industry conditions, and other relevant indicators. For details on impairments of goodwill and other intangible assets recognized during fiscal 2023, see Note 7.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Leases

The Company's operating lease right-of-use (“ROU”) assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Consolidated Balance Sheets.

Income Taxes

The Company calculates deferred income taxes using the asset and liability method. This method recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Changes in tax rates affecting deferred tax assets and liabilities are recognized in income in the period in which the tax rate change is enacted.

Warranties

The Company’s warranty provision represents management’s best estimate of potential liabilities arising from product warranties. Future warranty costs are estimated and recognized at the time of sale, based on historical claim rates applied to units still under warranty. Provisions are also recorded for known warranty claims as they arise.

Pension Cost (Benefit)

The Company incurs expenses related to a defined benefit pension plan. Key assumptions used to measure the pension expenses and benefit obligations include the discount rate, expected return on plan assets, and estimated future inflation rates. These assumptions are based on historical experience and current conditions. An actuarial analysis is performed to measure the expense and liability associated with the pension cost (benefit).

Stock Plans

The Company administers stock-based compensation plans that have been approved by its shareholders. Under these plans, the Human Resources Committee of the Board of Directors is authorized to grant various types of awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and common stock bonuses.

Fair Value

The Company adheres to the guidelines outlined in Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value, establishes a framework for its measurement, and expands disclosure requirements. Its provisions also apply to other accounting guidelines that require or allow fair value measurements. According to ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Derivative Instruments

The Company may enter into derivative financial instruments to manage risks associated with fluctuations in interest rates, foreign currency exchange rates, or commodity prices. When applicable, the Company may designate these derivatives as cash flow, fair value, or net investment hedges.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, certain derivative-related activities, and changes in prior service costs and net actuarial losses related to the pension plan. The results of operations for foreign subsidiaries are translated using average exchange rates for the reporting period, while assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. As of December 28, 2024 and December 30, 2023, the accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	December 28,	December 30,
	2024	2023
Foreign currency translation adjustments	$(306,159)	$(236,690)
Hedging activities	21,350	20,989
Defined benefit pension plan	(47,966)	(57,535)
Accumulated other comprehensive loss	$(332,775)	$(273,236)

Revenue Recognition

The Company evaluates each customer contract to determine the appropriate revenue recognition model based on its type, terms, and conditions. All contracts are fixed price, excluding sales tax from revenue, and do not include variable consideration. Discounts, primarily for early payments, reduce net sales in the period the sale is recognized. Contract revenues are classified as “Product sales” when the performance obligation involves manufacturing and selling goods, and as “Service sales” when the performance obligation involves providing a service. Service revenue is primarily associated with the Coatings product line and the Technology Products and Services product line.

Customer acceptance provisions generally apply only during the design stage, although the Company may agree to other acceptance terms on a limited basis. Customers must approve the design before manufacturing begins and products are delivered. The Company does not earn compensation solely for product design and does not consider design services a separate performance obligation; as such, no revenue is recognized for design services. Customers do not have general rights of return after delivery, and the Company establishes provisions for estimated warranties.

Shipping and handling costs are included in cost of sales, with freight considered a fulfillment obligation rather than a separate performance obligation. Freight expenses are recognized proportionally as the structure is manufactured, in line with revenue recognized from the associated customer contract over time. Except for the Utility, Solar, and Telecommunications product lines, inventory is interchangeable among the various customers within each segment. The Company has elected not to disclose partially satisfied performance obligations at the end of the reporting period for contracts with an original expected duration of one year or less. If payment is expected within one year of transferring control of goods or services, the Company does not adjust contract consideration for any significant financing component.

Most customers are invoiced upon shipment or delivery of goods to their specified locations. Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of December 28, 2024 and December 30, 2023, the Company’s contract assets totaled $187,257 and $175,721, respectively, and were recorded as “Contract assets” in the Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of December 28, 2024, total contract liabilities were $130,696, with $126,932 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 30, 2023, total contract liabilities of $70,978 were recorded as “Contract liabilities” in the Consolidated Balance Sheets. Additional details are as follows:

●	During the fiscal years ended December 28, 2024 and December 30, 2023, the Company recognized $53,819 and $162,182 in revenue, respectively, from amounts included in contract liabilities as of December 30, 2023 and December 31, 2022. This revenue reflects advance payments applied to performance obligations completed during the respective periods.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

●	As of December 28, 2024, the Company had $3,764 in remaining performance obligations on contracts with an original expected duration of one year or more. These obligations are expected to be fulfilled within the next 12 to 24 months.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete structures within the Utility and Telecommunications product lines are custom engineered to customer specifications. This customization limits the ability to resell the structures if an order is canceled after production begins. The continuous transfer of control to the customer is supported by contractual termination clauses or rights to payment for work performed to date, including a reasonable profit, as these products do not have alternative uses for the Company. As control is transferred over time, revenue is recognized based on progress toward completion of the performance obligation.

The method used to measure progress requires judgment. Revenue for structures in the Utility and Telecommunications product lines is typically recognized using an input-based method, measuring progress by the ratio of production hours incurred to total estimated hours required. The resulting completion percentage is applied to the total revenue and estimated costs of the order to determine reported revenue, cost of sales, and gross profit. Once production begins, orders are generally completed within three months.

Revenue for the Solar product line is recognized upon shipment or delivery, based on contract terms. In certain Utility product line sales, the Company engages external sales agents and recognizes estimated commissions owed to these agents proportionately as the goods are manufactured.

Revenue from structures sold in the Lighting and Transportation product line, as well as most Telecommunications products, is recognized upon shipment or delivery of goods to the customer, aligning with the billing date. Some large regional customers may have unique specifications for telecommunication structures. When a customer contract includes a cancellation clause that requires payment for completed work plus a reasonable margin, revenue is recognized over time based on hours worked as a percentage of the total estimated hours to complete production.

Revenue from Coatings services, including galvanizing and powder coating, is recognized upon service completion and when goods are ready for pickup or delivery.

Agriculture Segment

Revenue from irrigation equipment, related parts, services, and tubular products for industrial customers is typically recognized upon shipment, aligning with the billing date. Remote monitoring subscription services within the Technology Products and Services product line are primarily billed annually, with revenue recognized on a straight-line basis over the contract period.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Over Time and Point in Time Revenue

The disaggregation of revenue by product line is provided in Note 20. A breakdown of revenue recognized over time and at a point in time by segment for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 is as follows:

	Fiscal Year Ended
	December 28, 2024		December 30, 2023		December 31, 2022
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Infrastructure	$1,656,355	$1,342,026	$1,744,139	$1,255,498	$1,687,458	$1,222,288
Agriculture	1,043,960	32,693	1,144,633	30,328	1,307,681	27,604
Other	—	—	—	—	—	100,219
Total net sales	$2,700,315	$1,374,719	$2,888,772	$1,285,826	$2,995,139	$1,350,111

Equity Method Investments

The Company has equity method investments in non-consolidated subsidiaries, which are recorded as “Other non-current assets” in the Consolidated Balance Sheets.

Treasury Stock

Repurchased shares are recorded as “Treasury stock, at cost” and result in a reduction of “Shareholders’ equity” in the Consolidated Balance Sheets. When treasury shares are reissued, the Company applies the last-in, first-out method. Any difference between the repurchase cost and the reissuance price is charged or credited to “Additional paid-in capital” (or “Retained earnings” in the absence of “Additional paid-in capital”).

The Company’s capital allocation philosophy includes a share repurchase program. In May 2014, the Board of Directors authorized the repurchase of up to $500,000 of the Company’s outstanding common stock over a twelve-month period, at prevailing market prices, either through open market or privately negotiated transactions. The Board subsequently expanded this authorization in February 2015 and October 2018, each time adding $250,000 with no expiration date. In February 2023, the Board increased the program by an additional $400,000, bringing the total authorization to $1,400,000 with no expiration date. As of December 28, 2024, the Company had repurchased 8,235,697 shares for approximately $1,333,961 under this program. Subsequent to year end, on February 18, 2025, the Company announced the Board of Directors increased the amount authorized under the program by an additional $700.0 million, with no stated expiration date.

In November 2023, the Company entered into an accelerated share purchase agreement (“November 2023 ASR”) with CitiBank, N.A. as the counterparty. The November 2023 ASR was executed under the existing share repurchase program. The Company prepaid $120,000 in the fourth quarter of fiscal 2023 and received an initial delivery of 438,917 shares of common stock. The agreement was settled in the first quarter of fiscal 2024 with the delivery of an additional 96,224 shares of common stock. The total number of shares delivered under the November 2023 ASR, at an average purchase price of $224.24 per share, was determined based on the volume-weighted average market price of the Company’s common stock during the term of the agreement, less a discount.

Research and Development

Research and development costs are expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings. For the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, research and development costs were approximately $59,000, $55,000, and $46,000, respectively.

Supplier Finance Program

In fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program. This program allows qualifying suppliers to sell their receivables from the Company to the financial institution. These suppliers negotiate directly with the financial institution regarding their outstanding receivables, while the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Company’s rights and obligations to suppliers remain unaffected. The Company has no economic interest in a supplier’s decision to participate in the program. Once a supplier opts into the program, they select which individual invoices from the Company to sell to the financial institution. The Company is obligated to pay the negotiated invoice amount to the financial institution on the due date, regardless of whether the supplier has sold the individual invoice.

For any invoices not sold under the supplier finance program, the financial institution pays the supplier on the invoice’s due date. The invoice amounts and scheduled payment terms remain unchanged, regardless of whether the supplier decides to sell under these arrangements. Payments related to these obligations are included in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows. As of December 28, 2024 and December 30, 2023, outstanding payment obligations of $45,602 and $41,916, respectively, were included in “Accounts payable” in the Consolidated Balance Sheets under the Company’s supplier finance program.

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Confirmed obligations outstanding—beginning of period	$41,916	$48,880
Invoices confirmed	216,731	264,051
Confirmed invoices paid	(213,045)	(271,015)
Confirmed obligations outstanding—end of period	$45,602	$41,916

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within the Company’s control are classified as redeemable noncontrolling interests. The Company has redeemable noncontrolling interests in certain entities. A noncontrolling interest holder can require the Company to purchase their remaining ownership, referred to a put right. Likewise, the Company can require a noncontrolling interest holder to sell the Company their remaining ownership, known as a call option. The redemption amount and effective date of these rights vary according to the applicable operating agreements, with some redeemable at fair value and some redeemable at amounts other than fair value.

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Consolidated Balance Sheets, initially at their acquisition-date fair value. The Company adjusts the redeemable noncontrolling interests each reporting period for the net income (loss) attributable to the noncontrolling interests and any applicable redemption value adjustments. Redemption value adjustments are offset against retained earnings. Earnings used in the computation of earnings per share for the reporting period are impacted by redemption value adjustments for noncontrolling interests redeemable at amounts other than fair value.

As of December 28, 2024 and December 30, 2023, the redeemable noncontrolling interests were $51,519 and $62,792, respectively. The final amounts paid for these interests may vary significantly, as the redemption amounts are contingent on the future operational results of the respective businesses.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update enhances the disclosures about reportable segments, including providing more detailed information on segment expenses. This guidance is effective for the fiscal year ended December 28, 2024 and for interim periods thereafter. See Note 20 for the required disclosures associated with this update.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency and usefulness in income tax disclosures, particularly in areas such as rate reconciliation and reporting of income taxes paid. The guidance will be effective prospectively for the fiscal year

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

ending December 27, 2025, with early adoption permitted. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance expense disclosures by providing more detailed information on the types of expenses within commonly presented categories. The guidance is effective on both a prospective and retrospective basis for the fiscal year ending December 25, 2027, with early adoption permitted. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

(2) ACQUISITIONS

Acquisitions of Businesses

On August 31, 2023, the Company acquired HR Products for $58,044 Australian dollars ($37,302 United States (“U.S.”) dollars) in cash, net of cash acquired, and subject to working capital adjustments. Of the purchase price, $7,200 Australian dollars ($4,626 U.S. dollars) was withheld at closing as a retention fund to address contingencies and potential disagreements. This retention amount will be settled in two equal payments, with the first payment made during the third quarter of fiscal 2024 and the second payment due in the third quarter of fiscal 2025.

HR Products provides a wide range of irrigation products serving the agriculture and landscaping industries, with its operations reported in the Agriculture segment. This acquisition strengthens the Company’s position in the critical agriculture market of Australia by expanding its geographic footprint and bolstering its aftermarket parts presence. The acquired customer relationships will be amortized over 13 years. Goodwill resulting from the acquisition was not tax-deductible and was attributed to anticipated synergies and other intangibles that did not qualify for separate recognition. The Company finalized the purchase price allocation in the third quarter of fiscal 2024.

The following table summarizes the fair values of the assets acquired and liabilities assumed from HR Products as of the date of acquisition:

August 31,
2023
Current assets	$24,153
Property, plant, and equipment	1,397
Goodwill	9,508
Customer relationships	11,503
Other non-current assets	3,997
Total fair value of assets acquired	50,558
Current liabilities	4,183
Deferred income taxes	3,046
Operating lease liabilities	2,792
Total fair value of liabilities assumed	10,021
Net assets acquired	$40,537

On June 1, 2022, the Company acquired approximately 51% of ConcealFab, Inc. for $39,287 in cash, net of cash acquired. Of the purchase price, approximately $1,850 was contingent on seller representations and warranties, which were settled in the fourth quarter of fiscal 2023. ConcealFab is located in Colorado Springs, Colorado, and its operations are included in the Infrastructure segment. The acquisition allows the Company to integrate innovative 5G infrastructure and passive intermodulation mitigation solutions into its advanced Infrastructure portfolio. The goodwill resulting from the acquisition was not tax-deductible and was primarily attributed to anticipated synergies and other intangibles that did not qualify for separate recognition. The Company finalized the purchase price allocation in the first quarter of fiscal 2023.

Under the terms of the operating agreement, the minority owners hold the right to sell their remaining interest in ConcealFab, Inc. to the Company, and the Company retains the right to purchase the remaining interest from the minority owners. These rights may generally be exercised at any time following the fifth anniversary of the acquisition’s effective

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

date. The purchase price for the remaining interest will be determined based on a predefined formula outlined in the operating agreement. Due to this redemption feature, the Company recorded the noncontrolling interest as redeemable, and classified it within temporary equity in the Consolidated Balance Sheets. See Note 1 for further discussion of the Company’s redeemable noncontrolling interests.

The following table summarizes the fair values of the assets acquired and liabilities assumed from ConcealFab, Inc. as of the date of acquisition:

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

Pro forma disclosures have been omitted, as these acquisitions did not significantly impact the Company’s financial results. Acquisition-related costs for these transactions were insignificant in all fiscal years presented.

Acquisitions of Redeemable Noncontrolling Interests

In the first quarter of fiscal 2024, the Company acquired approximately 9% of ConcealFab, Inc. for $7,227 and the remaining portion of Valmont Substations, LLC for $10,518. In the third quarter of fiscal 2022, the Company acquired the remaining 9% of Convert Italia S.p.A. for $3,046. In the second quarter of fiscal 2022, the Company acquired the remaining 20% of Valmont West Coast Engineering, Ltd. for $4,292. These transactions involved acquiring portions of the remaining shares in consolidated subsidiaries, with no changes in control.

(3) DIVESTITURES

On November 25, 2024, the Company completed the sale of George Industries, a coatings and anodizing company in California, which was reported in the Infrastructure segment. The Company received net proceeds of $500 from this sale. In the fourth quarter of fiscal 2024, a pre-tax loss of $2,779 was reported in “Other income (expenses)” in the Consolidated Statements of Earnings.

On October 31, 2024, the Company completed the sale of the extractive business, which included the manufacturing and distribution of screening products to the mining and quarrying sectors in Australia and New Zealand, which was reported in the Infrastructure segment. The Company received net proceeds of $5,042 Australian dollars ($3,330 U.S. dollars) from this sale, with an additional $1,800 Australian dollars ($1,172 U.S. dollars) to be received through two payments, one in the first quarter of fiscal 2025 and one in the second quarter of fiscal 2026. In the fourth quarter of fiscal 2024, a pre-tax loss of $2,567 Australian dollars ($1,695 U.S. dollars) was reported in “Other income (expenses)” in the Consolidated Statements of Earnings.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

On April 30, 2023, the Company completed the sale of Torrent Engineering and Equipment Company, LLC, an integrator of prepackaged pump stations in Indiana, which was reported in the Agriculture segment. The Company received net proceeds of $6,369 from this sale. In the second quarter of fiscal 2023, a pre-tax gain of $2,994 was reported in “Other income (expenses)” in the Consolidated Statements of Earnings.

On November 30, 2022, the Company completed the sale of Valmont SM, the offshore wind energy structures business in Denmark, which was reported in the Other segment. The business was sold as it no longer aligned with the Company’s long-term strategic plans. The historical annual sales, operating income, and net assets of this business were not significant enough to require discontinued operations presentation.

For the fiscal year ended December 31, 2022, the offshore wind energy structures business reported operating income of $2,259. The Company received 90,000 Danish kroner ($12,570 U.S. dollars) at closing, with an additional 15,000 Danish kroner ($2,189 U.S. dollars) held in escrow. This escrow amount, subject to standard closing conditions, was released to the Company in the first quarter of fiscal 2024.

The pre-tax loss from the divestiture was reported in “Other income (expenses)” in the Consolidated Statements of Earnings for the fiscal year ended December 31, 2022. This loss included the proceeds received, an asset recognized for the escrow funds that had not yet been released by the buyer, deal-related costs, and the net assets of the business. As a result, the total loss was $12,123. Additionally, the Company recognized a $21,150 realized loss on foreign exchange translation adjustments and net investment hedges, which had previously been reported in “Shareholders’ equity” in the Consolidated Balance Sheets.

Pre-tax loss from divestitures, before recognition of currency translation loss	$12,123
Recognition of cumulative currency translation loss and hedges (reclassified from OCI)	21,150
Net pre-tax loss from divestiture of offshore wind energy structures business	$33,273

The transaction did not result in a tax-deductible capital loss.

(4) REALIGNMENT ACTIVITIES

In the third quarter of fiscal 2023, management initiated a plan to streamline segment support across the Company and reduce costs through an organizational realignment program (the “Realignment Program”). The Realignment Program included a reduction in force through a voluntary early retirement program and other headcount reduction actions, all of which were completed as of December 30, 2023. The Board of Directors authorized the incurrence of cash charges up to $36,000 in connection with the Realignment Program.

During the fiscal year ended December 30, 2023, the Company recorded the following pre-tax expenses related to the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$17,260	$9,101	$8,849	$35,210

Changes in liabilities recorded for the Realignment Program were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 30,	Realignment	Otherwise	December 28,
	2023	Expense	Settled	2024
Severance and other employee benefit costs	$12,514	$—	$(12,514)	$—

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(5) INVENTORIES

As of December 28, 2024 and December 30, 2023, inventories consisted of the following:

	December 28,	December 30,
	2024	2023
Raw materials and purchased parts	$231,811	$217,134
Work in process	35,466	37,826
Finished and manufactured goods	322,986	403,468
Total inventories	$590,263	$658,428

(6) PROPERTY, PLANT, AND EQUIPMENT

As of December 28, 2024 and December 30, 2023, property, plant, and equipment, at cost, consisted of the following:

	December 28,	December 30,
	2024	2023
Land and improvements	$118,199	$118,869
Buildings and improvements	405,710	409,092
Machinery and equipment	738,329	750,959
Transportation equipment	29,825	31,278
Office furniture and equipment	135,344	140,061
Construction in progress	74,610	62,980
Total property, plant, and equipment, at cost	$1,502,017	$1,513,239

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 28, 2024 and December 30, 2023, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 30, 2023	$478,663	$323,683	$802,346
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 30, 2023	429,281	203,683	632,964
Acquisition measurement period adjustment	—	331	331
Divestiture	(1,509)	—	(1,509)
Foreign currency translation	(6,166)	(1,773)	(7,939)
Balance as of December 28, 2024	$421,606	$202,241	$623,847

	Infrastructure	Agriculture	Total
Gross balance as of December 31, 2022	$473,551	$313,777	$787,328
Accumulated impairment losses	(47,467)	—	(47,467)
Balance as of December 31, 2022	426,084	313,777	739,861
Acquisition	—	9,177	9,177
Divestiture	—	(160)	(160)
Impairments	(1,915)	(120,000)	(121,915)
Foreign currency translation	5,112	889	6,001
Balance as of December 30, 2023	$429,281	$203,683	$632,964

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

In the third quarter of fiscal 2024, the Company conducted its annual goodwill impairment assessment using a quantitative test for all reporting units, with a measurement date of September 1, 2024. The fair values of the reporting units were estimated using a discounted cash flow analysis, which required projecting future cash flows and applying a risk-adjusted discount rate to determine the present value of the expected cash flows. The analysis indicated that the estimated fair values of all reporting units exceeded their respective carrying amounts, and no impairment was recorded for fiscal 2024.

In the third quarter of fiscal 2023, the Company recognized impairment charges of $120,000 and $1,915 in the Agriculture and Infrastructure segments, respectively, resulting from the Company’s annual goodwill impairment assessment as of September 2, 2023.

Other Intangible Assets

As of December 28, 2024 and December 30, 2023, the components of other intangible assets were as follows:

	December 28, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$230,063	$166,516	$233,852	$157,873
Patents and proprietary technology	26,225	13,829	59,311	45,416
Trade names	2,870	2,654	2,870	1,056
Other	4,430	4,245	4,787	4,538
Non-amortizing intangible assets:
Trade names	57,738	—	58,750	—
	$321,326	$187,244	$359,570	$208,883

The weighted-average remaining life of amortizing intangible assets is approximately four years. Amortization expenses for fiscal years 2024, 2023, and 2022 were $14,214, $19,455, and $22,120, respectively. Amortization expense is expected to average $9,857 annually over the next five fiscal years, based on amortizing intangible assets reported as of December 28, 2024.

The Company’s indefinite-lived trade names were assessed for impairment as of September 1, 2024, using the relief-from-royalty method. Based on this evaluation, no impairments were identified for these trade names.

In the third quarter of fiscal 2023, the Company recognized an impairment charge of $1,656 in the Infrastructure segment as a result of the Company’s annual indefinite-lived trade name impairment assessment as of September 2, 2023. Additionally, in the third quarter of fiscal 2023, the Company recognized an impairment charge of $17,273 in the Agriculture segment for a certain amortizing proprietary technology intangible asset related to the Prospera subsidiary.

(8) BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit for short-term borrowings, with a total available balance of $30,895 as of December 28, 2024. As of December 28, 2024 and December 30, 2023, $1,669 and $3,205 were outstanding, respectively, and recorded as “Notes payable to banks” in the Consolidated Balance Sheets. The interest rates on these lines of credit vary based on the banks’ cost of funds. The weighted average interest rate on short-term borrowings was 8.14% as of December 28, 2024. The unused and available borrowings under these lines of credit totaled $29,945 as of December 28, 2024. The banks may modify the terms of these lines of credit, with the Company’s approval.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(9) INCOME TAXES

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 were as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
United States	$328,953	$195,491	$224,370
Foreign	139,728	40,961	139,518
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$468,681	$236,452	$363,888

Income tax expense (benefit) for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 consisted of:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Current:
Federal	$84,110	$42,226	$48,309
State	17,738	8,480	11,888
Foreign	42,150	56,107	48,273
Total current income tax expense	143,998	106,813	108,470
Non-current:	(1,365)	1,957	1,442
Deferred:
Federal	(21,498)	(12,585)	(7,544)
State	(5,261)	(2,586)	(1,973)
Foreign	2,104	(3,478)	8,292
Total deferred income tax benefit	(24,655)	(18,649)	(1,225)
Total income tax expense	$117,978	$90,121	$108,687

The reconciliations of the statutory federal income tax rate and the effective tax rate for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 were as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.2	1.8	2.3
Carryforwards, credits and changes in valuation allowances	(1.9)	(2.4)	1.0
Foreign jurisdictional tax rate differences	1.5	4.6	4.2
Changes in unrecognized tax benefits	(0.3)	0.8	0.3
Impairment of goodwill and other intangible assets	—	11.9	—
Excess tax benefit on equity compensation	0.7	1.1	0.5
Loss on divestitures	0.1	—	2.2
Other	1.9	(0.7)	(1.6)
Effective tax rate	25.2%	38.1%	29.9%

The fiscal year ended December 30, 2023 included $28,079 of tax expense related to non-tax deductible goodwill impairment. The fiscal year ended December 31, 2022 included $8,166 of tax expense related to the divestiture of the offshore wind energy structures business for which no benefit was recorded.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets (liabilities) as of December 28, 2024 and December 30, 2023 were as follows:

	December 28,	December 30,
	2024	2023
Deferred income tax assets:
Accrued expenses and allowances	$31,340	$36,883
Tax credits and loss carryforwards	56,180	58,519
Inventory allowances	10,538	8,427
Accrued compensation and benefits	25,779	23,880
Lease liabilities	41,628	41,769
Research and development expenditures	41,214	22,751
Deferred compensation	13,351	16,163
Gross deferred income tax assets	220,030	208,392
Valuation allowance	(44,920)	(48,632)
Net deferred income tax assets	175,110	159,760
Deferred income tax liabilities:
Property, plant, and equipment	36,342	42,299
Intangible assets	48,571	52,017
Defined benefit pension asset	11,630	3,851
Lease assets	41,627	42,717
Other deferred tax liabilities	5,375	6,616
Total deferred income tax liabilities	143,545	147,500
Net deferred income tax assets	$31,565	$12,260

Deferred income tax assets (liabilities) were presented in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023 as follows:

	December 28,	December 30,
	2024	2023
Other non-current assets	$37,909	$33,465
Deferred income taxes	(6,344)	(21,205)
Net deferred income tax assets	$31,565	$12,260

The Company’s management has reviewed recent operating results and projected future results, concluding that the realization of its net deferred tax assets is more likely than not. This assessment is based on, among other factors, recent operational changes and available tax planning strategies. As of December 28, 2024 and December 30, 2023, the amounts related to tax credits and loss carryforwards were $56,180 and $58,519, respectively.

Valuation allowances have been recorded for specific losses, reducing deferred tax assets to an amount that is more likely than not realizable. Deferred tax assets as of December 28, 2024 related to tax loss and tax credit carryforwards not reduced by valuation allowances are set to expire beginning in 2025.

Uncertain tax positions, included in “Other non-current liabilities” in the Consolidated Balance Sheets, are evaluated in a two-step process. First, the Company determines whether it is more likely than not that the tax positions will be sustained based on their technical merits. Second, for positions that meet this threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon settlement with the relevant tax authority.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The following summarizes the activity related to unrecognized tax benefits for the fiscal years ended December 28, 2024 and December 30, 2023:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Gross unrecognized tax benefits—beginning of period	$4,306	$2,536
Gross increases from tax positions in prior period	44	2,174
Gross increases from current‑period tax positions	410	370
Settlements with taxing authorities	(1,277)	(32)
Lapses of statutes of limitation	(776)	(742)
Gross unrecognized tax benefits—end of period	$2,707	$4,306

There are approximately $1,747 of uncertain tax positions for which reversal is reasonably possible within the next 12 months due to the closing of statutes of limitation. Accrued interest and penalties amounted to $383 and $442 as of December 28, 2024 and December 30, 2023, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as “Income tax expense” in the Consolidated Statements of Earnings.

The Company files income tax returns in the U.S., various states, and foreign jurisdictions. U.S. tax years from 2021 onward remain open under statutes of limitation. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2,993 and $4,372 as of December 28, 2024 and December 30, 2023, respectively.

The Organisation for Economic Co-operation and Development issued Pillar Two model rules for a global minimum tax of 15%, effective January 1, 2024. While the U.S. has not enacted legislation to adopt Pillar Two, certain countries in which the Company operates have implemented it, while others are in the process of doing so. Pillar Two had no material impact on the Company’s fiscal 2024 effective tax rate, and the Company does not currently expect it to have a significant impact going forward.

(10) LONG-TERM DEBT

Long-term debt as of December 28, 2024 and December 30, 2023 was as follows:

	December 28,	December 30,
	2024	2023
5.00% senior unsecured notes due in fiscal 2044 (a)	$450,000	$450,000
5.25% senior unsecured notes due in fiscal 2054 (b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a) (b)	(19,239)	(19,665)
Revolving credit agreement (c)	—	377,899
Other notes	1,246	2,015
Debt issuance costs	(6,374)	(6,645)
Long-term debt	730,633	1,108,604
Less: Current installments of long-term debt	692	719
Long-term debt, excluding current installments	$729,941	$1,107,885
(a)	The 5.00% senior unsecured notes due in fiscal 2044 have an aggregate principal amount of $450,000, with an unamortized discount balance of $12,168 as of December 28, 2024. These notes bear interest at 5.00% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense over the term of the notes as interest payments are made. The notes may be repurchased prior to maturity, in whole or in part, at any time at 100% of their principal amount, plus a make-whole premium and accrued interest. These notes are guaranteed by certain subsidiaries of the Company.
(b)	The 5.25% senior unsecured notes due in fiscal 2054 have an aggregate principal amount of $305,000, with an unamortized discount balance of $7,071 as of December 28, 2024. These notes bear interest at 5.25% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense over the term of the notes as interest payments are made. The notes may be repurchased prior to maturity, in whole or in part, at any time

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

at 100% of their principal amount, plus a make-whole premium and accrued interest. These notes are guaranteed by certain subsidiaries of the Company.
(c)	On October 18, 2021, the Company along with its wholly-owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, amended and restated the revolving credit agreement with the Company’s lenders. The maturity date of the revolving credit facility was extended to October 18, 2026. This facility provides for $800,000 in committed unsecured revolving credit loans, with available borrowings of up to $400,000 in foreign currencies. The Company may increase the credit facility by up to an additional $300,000 at any time, subject to lenders agreeing to increase their commitments. The interest rate on the borrowings will be, at the Company’s option:
(i)	the term Secured Overnight Financing Rate (“SOFR”) (based on a one-, three-, or six-month interest period, as selected by the Company) plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.;
(ii)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, and
●	term SOFR (based on a one-month interest period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.; or

(iii)	daily simple SOFR plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Investors Service, Inc.

As of December 28, 2024, the Company had no outstanding borrowings under its revolving credit facility. This facility has a maturity date of October 18, 2026 and includes a financial covenant that may limit the ability to borrow additional funds under the agreement. As of December 28, 2024, the Company could borrow $799,838 under the facility, after accounting for standby letters of credit totaling $162 related to certain insurance obligations. The Company also maintains short-term bank lines of credit totaling $30,895, of which $29,226 remained unused as of December 28, 2024.

The revolving credit facility includes a financial leverage covenant, with which the Company was in compliance as of December 28, 2024. The minimum aggregate maturities of long-term debt for each of the five fiscal years following the fiscal year ended December 28, 2024 are as follows: $692, $512, $42, $0, and $0.

The obligations under the 5.00% senior unsecured notes due in fiscal 2044, the 5.25% senior unsecured notes due in fiscal 2054, and the revolving credit facility are guaranteed by the Company and its wholly owned subsidiaries Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

(11) STOCK-BASED COMPENSATION

The Company maintains stock‑based compensation plans approved by its shareholders, which allow the Human Resources Committee of the Board of Directors to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and bonuses of common stock. As of December 28, 2024, 1,426,995 shares of common stock remained available for issuance under the plans. The shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon the exercise of stock options, the vesting of restricted stock units, or the issuance of restricted stock from treasury shares held by the Company.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

For the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company recorded stock-based compensation expenses of $29,869, $39,219, and $41,850, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings. The associated tax benefits recorded for these periods were $3,412, $7,092, and $10,463, respectively.

Stock Options

Stock options granted under the plans have an exercise price equal to the closing market price on the date of the grant. Options vest beginning on the first anniversary of the grant date, with equal amounts vesting over three years or on the grant’s fifth anniversary. The expiration of grants ranges from seven to ten years from the date of the award. Restricted stock units and awards typically vest in equal installments over three or four years, beginning on the first anniversary of the grant.

As of December 28, 2024, approximately $5,213 of unrecognized stock option compensation expense will be recognized over a weighted-average period of 1.93 years. During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, compensation expense for stock options was $2,252, $3,687, and $3,120, respectively.

The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made as of December 28, 2024, December 30, 2023, and December 31, 2022 was estimated using the following assumptions:

	December 28,	December 30,	December 31,
	2024	2023	2022
Expected volatility	31.65%	31.97%	32.36%
Risk-free interest rate	4.22%	4.21%	3.75%
Expected life from vesting date	5.4 yrs	5.4 yrs	5.4 yrs
Dividend yield	0.88%	0.87%	1.10%

The following is a summary of the stock option activity for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 30, 2023	181,530	$220.77
Granted	25,548	331.47
Exercised	(49,583)	164.38
Forfeited	(24,062)	268.84
Outstanding as of December 28, 2024	133,433	$253.11	7.93	$8,281
Options vested or expected to vest as of December 28, 2024	131,198	$252.57	7.91	8,200
Options exercisable as of December 28, 2024	79,824	$232.00	7.10	6,340

The weighted average per share fair value of options granted during the fiscal year ended December 31, 2024 was $107.27.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

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

Restricted Stock Units

Restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years, beginning on the first anniversary of the grant. During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company granted restricted stock units to directors and certain management employees as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Restricted stock units granted	52,175	67,723	60,901
Weighted‑average per share price on grant date	$295.84	$233.96	$313.75
Recognized compensation expense	$17,141	$22,478	$22,664

As of December 28, 2024, the amount of deferred stock‑based compensation granted, to be recognized over a weighted‑average period of 1.66 years, was approximately $27,879.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Performance Stock Units (“PSUs”)

PSUs consist of shares of the Company’s stock, payable upon the determination that the Company has achieved certain established performance targets. PSUs can range from 0% to 200% of the targeted payout based on actual results over a performance period of three years. The fair value of each PSU granted is equal to the fair market value of the Company’s common stock on the date of grant. PSUs generally have a three-year cliff-vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount based on active employment during the service period.

During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company granted PSU awards as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Shares granted	34,665	38,201	33,736
Weighted‑average per share price on grant date	$234.52	$299.20	$215.15
Recognized compensation expense	$10,476	$13,054	$16,066

(12) EARNINGS PER SHARE

The table below provides a reconciliation between the earnings and average share amounts used to compute both basic and diluted earnings per share:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests:
Net earnings attributable to Valmont Industries, Inc.	$348,259	$150,849	$250,863
Change in redemption value of redeemable noncontrolling interests	—	(7,374)	—
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$348,259	$143,475	$250,863
Weighted average shares outstanding (in thousands):
Basic	20,122	20,956	21,311
Dilutive effect of various stock awards	139	203	269
Diluted	20,261	21,159	21,580
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$17.31	$6.85	$11.77
Dilutive effect of various stock awards	(0.12)	(0.07)	(0.15)
Diluted	$17.19	$6.78	$11.62

For the fiscal year ended December 30, 2023, basic and diluted net earnings and earnings per share were impacted by the impairment of goodwill and other intangible assets of $136,457 after tax ($6.45 per share) and realignment charges of $26,490 after tax ($1.25 per share). For the fiscal year ended December 31, 2022, basic and diluted net earnings and earnings per share were impacted by a loss from the divestiture of the offshore wind energy structures business of $33,273 with no associated tax benefit ($1.54 per share).

As of December 28, 2024, December 30, 2023, and December 31, 2022, there were 44,620; 127,774; and 40,564 outstanding stock options, respectively, with exercise prices exceeding the average market price of common stock during the applicable periods. These options were excluded from the computation of diluted earnings per share.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants may elect to contribute up to 75% of their annual eligible compensation on either a pre-tax or after-tax basis, subject to certain Internal Revenue Code limitations.

The Company also sponsors a fully funded, non-qualified deferred compensation plan for certain executives who would otherwise be limited in receiving contributions into the VERSP under Internal Revenue Service regulations. As of December 28, 2024 and December 30, 2023, the invested assets and related liabilities for these participants were $27,379 and $26,803, respectively. These amounts are included in “Other non-current assets” and “Deferred compensation” in the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan to participants, made under the transition rules of Section 409A of the Internal Revenue Code, totaled $5,467 and $5,476 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. All distributions were made in cash.

The Company contributes to both the VERSP and the non-qualified deferred compensation plan for certain executives. The Company’s contributions to these plans for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, were approximately $19,100, $20,000, and $18,300, respectively.

(14) FAIR VALUE MEASUREMENTS

Unless otherwise specified, the carrying amounts of cash and cash equivalents, receivables, accounts payable, notes payable to banks, and accrued expenses approximate fair value due to the short maturity of these instruments. The fair values of the Company’s long-term debt instruments are based on future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturities. Fair value estimates are made at a specific point in time, and the underlying assumptions may change based on market conditions. As of December 28, 2024, the carrying amount of the Company’s long-term debt was $730,633 with an estimated fair value of approximately $692,877. As of December 30, 2023, the carrying amount of the Company’s long-term debt was $1,108,604 with an estimated fair value of approximately $1,064,916.

ASC 820 establishes a three‑level hierarchy for fair value measurements, which is based on the transparency of inputs used to value an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
●	Level 3: Unobservable inputs for the asset or liability.

The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following are the valuation methodologies used for assets and liabilities measured at fair value:

Deferred Compensation Investments: The Company’s deferred compensation investments include mutual funds invested in debt and equity securities in the Valmont Deferred Compensation Plan. Quoted market prices are available for these securities in an active market. The investments are included in “Other non-current assets” in the Consolidated Balance Sheets.

Derivative Financial Instruments: The fair values of foreign currency, commodity, and cross-currency swap derivative contracts are based on valuation models that use market-observable inputs, including forward and spot prices for commodities and currencies.

Mutual Funds: The Company has short-term investments in various mutual funds.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Carrying Value	Fair Value Measurement Using:
	December 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,379	$27,379	$—	$—
Derivative financial instruments, net	1,320	—	1,320	—
Cash and cash equivalents—mutual funds	11,063	11,063	—	—

	Carrying Value	Fair Value Measurement Using:
	December 30, 2023	Level 1	Level 2	Level 3
Deferred compensation investments	$26,803	$26,803	$—	$—
Derivative financial instruments, net	2,860	—	2,860	—
Cash and cash equivalents—mutual funds	6,258	6,258	—	—

The fair value redemption amounts of certain redeemable noncontrolling interests are measured on a recurring basis utilizing Level 3 inputs, including estimates of future revenue, operating margins, growth rates, and discount rates.

(15) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages risks related to interest rates, commodity prices, and foreign currency, particularly those arising from foreign currency denominated transactions and investments in foreign subsidiaries. To address these risks, the Company may use derivative financial instruments. Depending on their classification, some derivatives are marked to market and recorded in the Company’s Consolidated Statements of Earnings, while others are accounted for as fair value, cash flow, or net investment hedges.

Derivative financial instruments inherently carry credit and market risks, which the Company mitigates by monitoring exposure limits and transacting with recognized, stable multinational banks as counterparties. Gains or losses from net investment hedge activities remain in AOCI until the related subsidiaries are sold or substantially liquidated.

The fair value of derivative instruments as of December 28, 2024 and December 30, 2023 was as follows:

	Consolidated	December 28,	December 30,
Derivatives designated as hedging instruments:	Balance Sheets location	2024	2023
Commodity contracts	Prepaid expenses and other current assets	$617	$2,520
Commodity contracts	Other accrued expenses	(371)	(1,586)
Cross-currency swap contracts	Prepaid expenses and other current assets	1,074	1,938
Cross-currency swap contracts	Other accrued expenses	—	(12)
		$1,320	$2,860

Gains (losses) on derivatives recognized in the Consolidated Statements of Earnings for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 were as follows:

	Consolidated	Fiscal Year Ended
Derivatives designated	Statements of Earnings	December 30,	December 30,	December 31,
as hedging instruments:	location	2024	2023	2022
Commodity contracts	Product cost of sales	$(3,007)	$(7,057)	$(5,212)
Foreign currency forward contracts	Other income (expenses)	—	177	(45)
Interest rate hedge amortization	Interest expense	(64)	(64)	(64)
Cross-currency swap contracts	Other income (expenses)	—	—	4,827
Cross-currency swap contracts	Interest expense	1,246	1,813	2,875
		$(1,825)	$(5,131)	$2,381

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Consolidated Statements of Earnings for the period in which the hedged items are consumed. As of December 28, 2024, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$13,459	17,000 short tons	January 2025 to September 2025
Natural gas	1,384	352,000 MMBtu	January 2025 to March 2026
Ultra-low-sulfur diesel fuel	623	2,604,000 gallons	December 2024 to June 2026

Net Investment Hedges

To manage foreign currency risk associated with its euro investments and reduce interest expenses, the Company uses fixed-for-fixed cross-currency swaps (“CCS”). These swaps convert U.S. dollar principal and interest payments from a portion of its 5.00% senior unsecured notes due in fiscal 2044 into foreign-currency-denominated payments. Interest payments are exchanged biannually on April 1 and October 1.

Under the spot method, the Company designated the full notional amounts of CCS as hedges for the net investment in certain European subsidiaries. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within AOCI, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of December 28, 2024 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2029	3.461%	€74,509

In the first quarter of fiscal 2024, the Company early settled a euro net investment hedge entered in fiscal 2019, receiving proceeds of $2,711. These proceeds will remain in AOCI until the related subsidiaries are sold or substantially liquidated.

In the third and fourth quarters of fiscal 2022, the Company settled a Danish krone net investment hedge, receiving proceeds of $3,532. Following the sale of the Company’s offshore wind energy structures business in the fourth quarter of fiscal 2022, a cumulative net investment hedge gain of $4,827 ($3,620 after tax) was reclassified from AOCI to “Other income (expenses)” in the Consolidated Statements of Earnings.

(16) WARRANTIES

The Company’s product warranty accrual represents management’s best estimate of the probable liabilities associated with its product warranties. Historical claims data is used to estimate warranty costs at the time revenue is recognized. Changes in the product warranty accrual, recorded in “Other accrued expenses” in the Consolidated Balance Sheets, for the fiscal years ended December 28, 2024 and December 30, 2023 were as follows:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Balance—beginning of period	$22,434	$19,773
Payments made	(20,790)	(17,072)
Change in liability for warranties issued during the period	22,799	24,096
Change in liability for pre-existing warranties	(692)	(4,363)
Balance—end of period	$23,751	$22,434

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(17) COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are currently facing various claims and lawsuits. It is difficult for the Company to fully assess the potential impact of both asserted and unasserted claims on its consolidated results of operations, financial condition, or liquidity. When claims are considered probable and reasonably estimable, a liability is recorded. However, the Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity.

3

(18) DEFINED BENEFIT RETIREMENT PLAN

Delta Ltd., a wholly-owned subsidiary of the Company, sponsors the Delta Pension Plan (the “Plan”), which provides defined benefit retirement income to eligible employees in the United Kingdom (“U.K.”). Qualified employees are entitled to pension retirement benefits amounting to 1.67% of final salary for each year of service upon reaching the age of 65. There have been no active employees participating in the Plan for over five years.

Funded Status

The Company recognizes the pension plan’s funded status as either an asset or liability. This status reflects the difference between the projected benefit obligation (“PBO”) and the fair value of the plan’s assets. The PBO represents the present value of benefits earned by participants to date, factoring in assumed future salary increases and inflation. Plan assets are measured at fair value, and because the Plan is denominated in British pounds, the Company translates the net pension asset into U.S. dollars using exchange rates of $1.257/£ and $1.273/£ as of December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024, the PBO was $414,657, and the net funded status was $46,520 recorded as a non-current asset, reflecting an actuarial gain attributed to an increase in the discount rate from the prior year.

The accumulated benefit obligation (“ABO”), representing the present value of benefits earned to date without assuming future compensation growth, is equal to the PBO due to the absence of active employees in the plan. The overfunded ABO represents the difference between the PBO and the fair value of the plan assets.

Changes in the PBO and fair value of plan assets for the period from December 30, 2023 to December 28, 2024 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 30, 2023	$477,763	$493,167	$15,404
Employer contributions	—	19,599
Interest cost	21,136	—
Actual return on plan assets	—	(24,723)
Benefits paid	(21,264)	(21,264)
Actuarial gain	(58,156)	—
Currency translation loss	(4,822)	(5,602)
Fair value as of December 28, 2024	$414,657	$461,177	$46,520

The actuarial gain decreased the PBO and resulted primarily from an increase in the discount rate from 4.50% in fiscal 2023 to 5.50% in fiscal 2024.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Changes in the PBO and fair value of plan assets for the period from December 31, 2022 to December 30, 2023 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 31, 2022	$435,711	$459,927	$24,216
Employer contributions	—	17,345
Interest cost	21,555	—
Actual return on plan assets	—	10,966
Benefits paid	(20,683)	(20,683)
Actuarial loss	17,692	—
Currency translation gain	23,488	25,612
Fair value as of December 30, 2023	$477,763	$493,167	$15,404

The actuarial loss contributed to an increase in the PBO, primarily due to a decrease in the discount rate from 4.80% in fiscal 2022 to 4.50% in fiscal 2023.

The pre-tax amounts recognized in AOCI as of December 28, 2024 and December 30, 2023 included actuarial losses, as follows:

Balance as of December 31, 2022	$(57,911)
Actuarial loss	(28,071)
Amortization of prior service costs	498
Currency translation loss	(3,667)
Balance as of December 30, 2023	(89,151)
Actuarial gain	10,888
Amortization of prior service costs	512
Amortization of net actuarial loss	1,537
Currency translation gain	862
Balance as of December 28, 2024	$(75,352)

The weighted-average actuarial assumptions used to determine the benefit obligation as of December 28, 2024 and December 30, 2023 were as follows:

	December 28,	December 30,
	2024	2023
Discount rate	5.50%	4.50%
Consumer Price Index ("CPI") inflation	2.40%	2.25%
Retail Price Index ("RPI") inflation	3.20%	3.05%

Cost (Benefit)

The pension cost (benefit) is determined based on the annual service cost (the actuarial cost of benefits earned during the period) and the interest cost on those liabilities, adjusted for the expected return on plan assets. The interest cost is calculated using the full yield curve approach, applying specific spot rates along the yield curve to estimate the present value of the pension obligations relevant to cash outflows for the corresponding year. The expected long-term rate of return on plan assets is applied to their fair value. Differences between actual experience and assumptions are not recognized in net earnings immediately; instead, they are deferred and, if necessary, amortized as pension costs.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The components of the net periodic pension cost for the fiscal years ended December 28, 2024 and December 30, 2023 were as follows:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Interest cost	$21,136	$21,555
Expected return on plan assets	(22,545)	(21,804)
Amortization of prior service costs	512	498
Amortization of net actuarial loss	1,537	—
Net periodic pension cost	$640	$249

For the fiscal years ended December 28, 2024 and December 30, 2023, the weighted-average actuarial assumptions used to determine the net periodic pension cost were:

	December 28,	December 30,
	2024	2023
Discount rate for benefit obligations	4.50%	4.80%
Discount rate for interest cost	4.50%	4.90%
Expected return on plan assets	5.05%	4.85%
CPI inflation	2.25%	2.35%
RPI inflation	3.05%	3.25%

The discount rate is based on the yields of AA-rated corporate bonds with maturities similar to the pension liabilities. The expected return on plan assets considers the asset allocation mix and historical returns, factoring in current and anticipated market conditions. The expected return increased from 4.85% to 5.05% for fiscal 2024, reflecting the continued shift toward more liability-matching assets. Inflation estimates are based on expected changes in the U.K.’s CPI or RPI, depending on the relevant plan provisions.

Cash Contributions

In fiscal 2022, the Company completed negotiations with Plan trustees regarding annual funding. The annual contributions to the Plan are approximately £13,100 ($16,700) as part of the Plan’s recovery plan, plus approximately £1,900 ($2,500) annually for administrative costs.

Benefit Payments

The expected pension benefit payments for the fiscal years 2025 through 2034 are as follows:

2025	$21,626
2026	22,254
2027	22,883
2028	23,637
2029	24,266
2030 - 2034	133,022

Asset Allocation Strategy

The investment strategy for the pension plan assets is to maintain a diversified portfolio that includes:

●	Long-term fixed-income securities that are either investment grade or government‑backed,
●	Common stock mutual funds for U.K. and non-U.K. companies, and
●	Diversified growth funds that invest across various asset classes, including common stock, fixed income, real estate, and commodities.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

As required by U.K. law, the Plan has an independent trustee responsible for setting the investment policy. The general strategy is to allocate approximately 50% of the Plan’s assets in common stock mutual funds and diversified growth funds, with the remaining assets in long-term fixed income securities, including corporate bonds and index-linked U.K. gilts. The trustees regularly consult with representatives of the Plan sponsor and independent advisors on these matters. The pension plan investments are held in a trust, and as of December 28, 2024, the weighted-average maturity of the corporate bond portfolio was 12 years.

On March 26, 2024, the Trustees of the Plan entered into an agreement with a large U.K. insurance company to purchase a bulk annuity insurance policy (“arrangement”) as an investment asset. Such arrangement is commonly referred to as a “pension buy-in” and provides the Plan with a monthly contractual payment stream to satisfy pension obligations payable to approximately 15% of total plan participants. The arrangement does not relieve the Plan or the Company (as plan sponsor) of the primary responsibility for the pension obligations. The Plan purchased the arrangement for £70,865 ($90,800) and recorded it at fair value.

Fair Value Measurements

The pension plan assets are valued at fair value. Below is a description of the valuation methodologies used for investments measured at fair value, categorized according to the valuation hierarchy:

●	Temporary Cash Investments: Comprising British pounds, these investments are reported in U.S. dollars based on readily available currency exchange rates and are classified as Level 1 investments.
●	Bulk Annuity Insurance Policy: The initial value of the bulk annuity insurance policy is equal to the premium paid to secure it. This value is adjusted each reporting period based on changes in interest rates, discount rates, and benefits paid. Since the valuation of this asset involves significant judgment and lacks observable market inputs, the buy-in contract is classified as Level 3 in the fair value hierarchy.
●	Leveraged Inflation-Linked Gilt Funds: These investments combine U.K. government-backed securities, money market instruments, and derivatives to provide leveraged exposure to changes in long-term interest and inflation rates. Their fair value is calculated using net asset value (“NAV”).
●	Corporate Bonds: Fixed-income securities issued by U.K. corporations, valued at NAV.
●	Corporate Stock: Common and preferred stocks, including mutual funds, from both U.K. and non-U.K. corporations, valued at NAV.
●	Secured Income Asset Funds: Investments with a high expected inflation linkage, relying on asset valuations developed by fund managers using market multiples, market transactions of comparable companies, and other methods. The fair value is calculated using NAV.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

As of December 28, 2024 and December 30, 2023, the pension plan assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using:
December 28, 2024	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$8,927	$—	$—	$8,927
Bulk annuity insurance policy	—	—	82,856	82,856
Total plan net assets at fair value	$8,927	$—	$82,856	$91,783
Plan assets at NAV:
Leveraged inflation-linked gilt funds				146,601
Corporate bonds				33,318
Corporate stock				73,426
Secured income asset funds				116,049
Total plan assets at NAV				369,394
Total plan assets				$461,177

	Fair Value Measurement Using:
December 30, 2023	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$7,077	$—	$—	$7,077
Plan assets at NAV:
Leveraged inflation-linked gilt funds				216,405
Corporate bonds				74,440
Corporate stock				72,548
Secured income asset funds				122,697
Total plan assets at NAV				486,090
Total plan assets				$493,167

Changes in the Company’s Level 3 plan assets, which were recorded in other comprehensive income (loss), included:

	December 30, 2023	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances, and Settlements	Net Transfers Into (Out of) Level 3	Currency Impact	December 28, 2024
Bulk annuity insurance policy	$—	$(3,074)	$87,445	$—	$(1,515)	$82,856
Total Level 3 investments	$—	$(3,074)	$87,445	$—	$(1,515)	$82,856

(19) LEASES

The Company is a lessee in noncancellable operating leases for plant locations, corporate and sales offices, and certain equipment. The Company does not have any finance leases. At the inception of a contract, or when an existing contract is modified, the Company determines if the arrangement constitutes a lease based on whether it conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from, and has the ability to direct the use of, the asset.

At lease commencement, the Company recognizes a lease liability and a ROU asset, based on the present value of lease payments over the lease term. ROU assets represent the right to use the underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments. The Company uses its collateralized incremental borrowing rate to calculate the present value of future lease payments. ROU assets are adjusted for any lease payments, incentives, or impairments. Lease costs are recognized on a straight-line basis over the lease term.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The Company has elected not to separate lease and non-lease components in all asset classes and does not recognize ROU assets and lease liabilities for short-term leases with a term of 12 months or less. As of December 28, 2024, the remaining terms of the Company’s operating leases range from one year to twenty-two years, with certain leases offering renewal options of up to ten years. For facilities where lease terms include renewal options that are reasonably certain to be exercised, the extended term is included in the lease term.

The following table provides supplemental balance sheet information related to operating leases as of December 28, 2024 and December 30, 2023:

	Consolidated Balance	December 28,	December 30,
	Sheets location	2024	2023
Operating lease ROU assets	Other non-current assets	$146,916	$171,616

Current portion of operating lease liabilities	Other accrued expenses	22,446	19,553
Long-term operating lease liabilities	Operating lease liabilities	134,534	162,743
Total operating lease liabilities		$156,980	$182,296

Lease costs and other information related to the Company’s operating leases as of and for the fiscal years ended December 28, 2024 and December 30, 2023 were as follows:

	December 28,	December 30,
	2024	2023
Operating lease cost	$30,154	$33,714

Operating cash outflows from operating leases	$29,603	$34,967
ROU assets obtained in exchange for lease liabilities	10,613	25,688
Weighted-average remaining lease term	13 yrs	16 yrs
Weighted-average discount rate	4.6%	4.4%

Operating lease cost includes approximately $1,800 for short-term lease costs and approximately $5,900 for variable lease payments in fiscal 2024.

Maturities of operating lease liabilities as of December 28, 2024 were as follows:

2025	$28,982
2026	25,062
2027	19,934
2028	15,658
2029	12,384
Thereafter	111,078
Total lease payments	213,098
Less: Present value adjustment	56,118
Present value of lease liabilities	$156,980

(20) BUSINESS SEGMENTS

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM uses operating income as the profit measure to evaluate segment performance and allocate resources across segments. Segment selling, general, and administrative expenses include certain corporate expense allocations, typically based on employee headcounts and sales volumes. For segment reporting purposes, the Company excludes unallocated corporate general and administrative expenses, interest expenses, non-operating income and deductions, and income taxes from operating income. The accounting policies for the reportable segments are consistent with those described in Note 1.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The reportable segments are as follows:

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

Included in the “Other” segment are the activities of the offshore wind energy structures business, which was divested in the fourth quarter of fiscal 2022.

In the fourth quarter of fiscal 2024, the Company renamed its Transmission, Distribution, and Substation product line to the Utility product line.

In fiscal 2024, the Company realigned management's reporting structure for certain composite structure sales and, accordingly, revised its presentation of sales across product lines to reflect how the product is currently managed. The reporting for fiscal years 2023 and 2022 was adjusted to conform to the 2024 presentation. As a result, Utility product line sales increased and Lighting and Transportation product line sales decreased by $47,902 and $32,533 for fiscal 2023 and fiscal 2022, respectively.

Summary by Business Segment

	Fiscal year ended December 28, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$3,008,576	$1,083,708	$4,092,284
Intersegment sales	(10,195)	(7,055)	(17,250)
Net sales	2,998,381	1,076,653	4,075,034
Cost of sales	2,094,645	739,177	2,833,822
Gross profit	903,736	337,476	1,241,212
Selling, general, and administrative expenses (a)	406,596	199,140	605,736
Segment operating income	$497,140	$138,336	635,476
Unallocated corporate expenses			110,892
Total operating income			$524,584

	Fiscal year ended December 30, 2023
	Infrastructure	Agriculture	Consolidated
Sales	$3,010,067	$1,182,223	$4,192,290
Intersegment sales	(10,430)	(7,262)	(17,692)
Net sales	2,999,637	1,174,961	4,174,598
Cost of sales	2,157,556	781,008	2,938,564
Gross profit	842,081	393,953	1,236,034
Selling, general, and administrative expenses (a)	424,997	230,729	655,726
Impairment of goodwill and other intangible assets	3,571	137,273	140,844
Realignment charges	17,260	9,101	26,361
Segment operating income	$396,253	$16,850	413,103
Unallocated corporate expenses			112,697
Corporate realignment charges			8,849
Total operating income			$291,557

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Fiscal year ended December 31, 2022
	Infrastructure	Agriculture	Other	Consolidated
Sales	$2,928,419	$1,346,672	$100,219	$4,375,310
Intersegment sales	(18,673)	(11,387)	—	(30,060)
Net sales	2,909,746	1,335,285	100,219	4,345,250
Cost of sales	2,173,135	953,492	92,399	3,219,026
Gross profit	736,611	381,793	7,820	1,126,224
Selling, general, and administrative expenses (a)	382,112	202,530	5,561	590,203
Segment operating income	$354,499	$179,263	$2,259	536,021
Unallocated corporate expenses				102,772
Total operating income				$433,249
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, and research and development.

	Fiscal year ended December 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,348,250	$570,517	$(17,045)	$2,901,722
International	660,326	513,191	(205)	1,173,312
Total sales	$3,008,576	$1,083,708	$(17,250)	$4,075,034

Product line:
Utility	$1,368,333	$—	$—	$1,368,333
Lighting and Transportation	884,128	—	—	884,128
Coatings	353,739	—	(9,992)	343,747
Telecommunications	250,770	—	—	250,770
Solar	151,606	—	(203)	151,403
Irrigation Equipment and Parts	—	985,840	(7,055)	978,785
Technology Products and Services	—	97,868	—	97,868
Total sales	$3,008,576	$1,083,708	$(17,250)	$4,075,034

	Fiscal year ended December 30, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,318,801	$587,056	$(16,282)	$2,889,575
International	691,266	595,167	(1,410)	1,285,023
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

Product line:
Utility	$1,291,670	$—	$—	$1,291,670
Lighting and Transportation	916,170	—	—	916,170
Coatings	354,330	—	(9,020)	345,310
Telecommunications	252,165	—	—	252,165
Solar	195,732	—	(1,410)	194,322
Irrigation Equipment and Parts	—	1,069,425	(7,262)	1,062,163
Technology Products and Services	—	112,798	—	112,798
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Fiscal year ended December 31, 2022
	Infrastructure	Agriculture	Other	Intersegment	Consolidated
Geographical market:
North America	$2,234,339	$766,929	$—	$(26,248)	$2,975,020
International	694,080	579,743	100,219	(3,812)	1,370,230
Total sales	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

Product line:
Utility	$1,217,193	$—	$—	$—	$1,217,193
Lighting and Transportation	907,929	—	—	—	907,929
Coatings	356,707	—	—	(15,327)	341,380
Telecommunications	320,342	—	—	—	320,342
Solar	126,248	—	—	(3,346)	122,902
Irrigation Equipment and Parts	—	1,231,587	—	(11,387)	1,220,200
Technology Products and Services	—	115,085	—	—	115,085
Other	—	—	100,219	—	100,219
Total sales	$2,928,419	$1,346,672	$100,219	$(30,060)	$4,345,250

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
EARNINGS BEFORE INCOME TAXES AND EQUITY IN LOSS OF NONCONSOLIDATED SUBSIDIARIES:
Infrastructure	$497,140	$396,253	$354,499
Agriculture	138,336	16,850	179,263
Other	—	—	2,259
Total segment operating income	635,476	413,103	536,021
Unallocated corporate expenses	(110,892)	(121,546)	(102,772)
Total operating income	524,584	291,557	433,249
Net interest expense	(51,539)	(50,578)	(45,519)
Other income (expenses)	(4,364)	(4,527)	(23,842)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$468,681	$236,452	$363,888

	December 28,	December 30,
	2024	2023
ASSETS:
Infrastructure	$2,181,345	$2,249,132
Agriculture	876,486	978,590
Total segment assets	3,057,831	3,227,722
Unallocated corporate assets	272,141	249,726
Total assets	$3,329,972	$3,477,448

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
CAPITAL EXPENDITURES:
Infrastructure	$65,017	$68,295	$53,228
Agriculture	11,537	10,890	32,886
Total segment capital expenditures	76,554	79,185	86,114
Unallocated corporate capital expenditures	2,897	17,586	7,174
Total capital expenditures	$79,451	$96,771	$93,288

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
DEPRECIATION AND AMORTIZATION:
Infrastructure	$65,717	$64,654	$62,398
Agriculture	20,606	23,409	23,681
Other	—	—	1,393
Total segment depreciation and amortization expense	86,323	88,063	87,472
Unallocated corporate depreciation and amortization expense	9,072	10,645	9,695
Total depreciation and amortization expense	$95,395	$98,708	$97,167

Summary by Geographical Area by Location of Valmont Facilities

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
NET SALES:
United States	$2,856,033	$2,860,951	$2,965,673
Australia	310,096	313,075	292,072
Brazil	200,946	311,367	354,497
Other	707,959	689,205	733,008
Total net sales	$4,075,034	$4,174,598	$4,345,250

	December 28,	December 30,
	2024	2023
LONG-LIVED ASSETS:
United States	$1,117,631	$1,116,962
Australia	89,415	103,847
Other	439,534	469,010
Total long-lived assets	$1,646,580	$1,689,819

No single customer accounted for more than 10% of net sales in fiscal 2024, 2023, or 2022. Geographical net sales are based on the location of the facility generating them and excludes sales to other operating units within the Company. In fiscal 2024, Australia contributed approximately 8% of the Company’s net sales, Brazil contributed approximately 5%, and no other foreign country accounted more than 4%.

Operating income by business segment is calculated as net sales minus identifiable operating expenses and allocations, and it includes profits from sales to other operating units of the Company. Long-lived assets include property, plant, and equipment (net of depreciation), goodwill, other intangible assets (net of amortization), and other non-current assets. Long-lived assets by geographical area are based on the location of the facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of management—including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)—conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.

Based on this evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the CEO and CFO, to enable timely decisions regarding required disclosures and (2) recorded, processed, summarized, and reported within the periods specified by the Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of these internal controls. This evaluation was based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, management concluded that, as of December 28, 2024, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report, which includes their opinion, is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 25, 2025

ITEM 9B. OTHER INFORMATION

Shareholder Return Performance Graphs

The graphs below illustrate the annual change in cumulative total shareholder return on the Company’s common stock over the five- and ten-year periods ended December 28, 2024, in comparison to the cumulative total returns of the S&P MidCap 400 Index and the S&P 400 Industrial Machinery & Supplies & Components Index. The Company has been included in these indices by S&P Global Ratings since 2009. Each graph assumes an initial investment of $100 in Valmont Industries, Inc. common stock and in each index, with all dividends reinvested.

FIVE YEAR COMPARISON
$250
$200
$150
$100
$50
$0
Dec 19
Dec 20
Dec 21
Dec 22
Dec 23
Dec 24
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

TEN YEAR COMPARISON
$350
$300
$250
$200
$150
$100
$50
$0
Dec 14
Dec 15
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Dec 23
Dec 24
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information on the Company’s executive officers in Part I of this Form 10-K, the information required by Items 10, 11, and 13 is incorporated by reference from sections in the Company’s Proxy Statement, including: “Certain Shareholders,” “Corporate Governance,” “Board of Directors and Election of Directors,” “Board Committees,” “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Human Resources Committee Report,” “Pay Ratio Information,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2024,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested in Fiscal 2024,” “Nonqualified Deferred Compensation,” “Director Compensation,” and “Potential Payments Upon Termination or Change-in-Control.”

The Company has adopted a Code of Ethics for Senior Officers, applying to the CEO, CFO, and Controller, which is posted on the Company’s website at www.valmont.com under the “Investor Relations” link. The Company intends to meet disclosure requirements under Item 5.05 of Form 8-K for any amendments to or waivers of this Code of Ethics for Senior Officers by posting such information on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this item is incorporated by reference from the sections titled “Certain Shareholders” and “Equity Compensation Plan Information” in the Company’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this item is incorporated by reference from the section titled “Ratification of Appointment of Independent Auditors” in the Company’s Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included herein as listed below:

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is not applicable, not required, or the information is included in the Consolidated Financial Statements or related notes. Separate financial statements of the registrant have been omitted because the registrant meets the requirements which permit omission.

(a)(3) Exhibits

See exhibits listed under Part B below.

(b) Exhibits

Exhibit 3.1	—

The Company’s Restated Certificate of Incorporation, as amended. This document was filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the fiscal quarter ended March 28, 2009 and is incorporated herein by reference.

Exhibit 3.2	—

The Company’s Bylaws, as amended. This document was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated December 13, 2022 and is incorporated herein by reference.

Exhibit 4.1	—

Second Amended and Restated Credit Agreement, dated as of October 18, 2021, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto together with the First Amendment dated as of May 16, 2022 and the Second Amendment dated as of February 17, 2023. These documents were filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 30, 2023 and is incorporated herein by reference.

Exhibit 4.2	—

Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by reference.

Exhibit 4.3	—

First Supplemental Indenture, dated as of April 12, 2010, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 12, 2010 and is incorporated herein by reference.

Exhibit 4.4	—

Second Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by reference.

Exhibit 4.5	—

Third Supplemental Indenture, dated as of September 22, 2014, to Indenture relating to senior debt, dated as of April 12, 2010, among Valmont Industries, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. This document was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated September 22, 2014 and is incorporated herein by reference.

Exhibit 4.6	—

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. This document was filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

Exhibit 10.1	—

The Company’s 2013 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.2	—

2013 Stock Plan Amendment, dated December 17, 2015. This document was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 26, 2015 and is incorporated herein by reference.

Exhibit 10.3	—

The Company’s 2018 Stock Plan. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated March 12, 2018 and is incorporated herein by reference.

Exhibit 10.4	—

The Company’s 2022 Stock Plan. This document was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission file number 001-1429) dated March 14, 2022 and is incorporated herein by reference.

Exhibit 10.5	—

Form of Stock Option Agreement. This document was filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 25, 2021 and is incorporated herein by reference.

Exhibit 10.6	—

Form of Restricted Stock Unit Agreement (Domestic). This document was filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 25, 2021 and is incorporated herein by reference.

Exhibit 10.7	—

Form of Restricted Stock Unit Agreement (Director). This document was filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 25, 2021 and is incorporated herein by reference.

Exhibit 10.8	—

Form of Restricted Stock Unit Agreement (International). This document was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 25, 2021 and is incorporated herein by reference.

Exhibit 10.9	—

Valmont 2013 Executive Incentive Plan. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated April 30, 2013 and is incorporated herein by reference.

Exhibit 10.10	—

The Amended Unfunded Deferred Compensation Plan for Nonemployee Directors. This document was filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

Exhibit 10.11	—

VERSP Deferred Compensation Plan. This document was filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

Exhibit 10.12	—

Separation and Release Agreement between Aaron M. Schapper and Valmont Industries, Inc. dated June 7, 2024. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated June 7, 2024 and is incorporated herein by reference.

Exhibit 19.1*	—	Valmont Industries, Inc. Insider Trading Policy.

Exhibit 21*	—	Subsidiaries of Valmont Industries, Inc.

Exhibit 22.1	—

List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the fiscal quarter ended September 25, 2021 and is incorporated herein by reference.

Exhibit 23*	—	Consent of Independent Registered Public Accounting Firm.

Exhibit 24*	—	Power of Attorney.

Exhibit 31.1*	—	Section 302 Certification of the Chief Executive Officer.

Exhibit 31.2*	—	Section 302 Certification of the Chief Financial Officer.

Exhibit 32.1*	—	Section 906 Certifications.

Exhibit 97.1	—

Valmont Industries, Inc. Policy for the Recovery of Erroneously Awarded Compensation. This document was filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 30, 2023 and is incorporated herein by reference.

Exhibit 101	—

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Exhibit 104	—	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to the registrant’s long-term debt are not filed with this Form 10-K. The Company will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

Management contracts and compensatory plans are set forth as Exhibits 10.1 through 10.12.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2025.

VALMONT INDUSTRIES, INC.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February, 2025.

Signature	Title

/s/ AVNER M. APPLBAUM	Director, President and Chief Executive Officer (Principal Executive Officer)
Avner M. Applbaum

/s/ THOMAS LIGUORI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas Liguori

/s/ TIMOTHY P. FRANCIS	Chief Accounting Officer (Principal Accounting Officer)
Timothy P. Francis

Mogens C. Bay*	Richard A. Lanoha*
Deborah Caplan*	James B. Milliken*
Kaj den Daas*	Daniel P. Neary*
Ritu C. Favre*	Catherine J. Paglia*
Dr. Theo W. Freye*	Joan Robinson-Berry*

*

Avner M. Applbaum, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this the 25th day of February, 2025. A Power of Attorney authorizing Avner M. Applbaum to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum Attorney-in-Fact